Form 10-Q
period 1995-01-31
AUTOTOTE CORP
filed 1995-06-08
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from __________________________ to __________________________

Commission File number:  0-13063

                              AUTOTOTE CORPORATION
                              --------------------
              Exact name of registrant as specified in its charter

     Delaware                                         81-0422894
    ---------                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


               888 Seventh Avenue, New York, New York 10106-1894
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-541-6440
                                  ------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                 ---             ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                 Class A Common Stock:   28,922,446
                                 Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 1995
                                     INDEX



PART 1.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

                 Consolidated Balance Sheets
                 January 31, 1995 (Unaudited) and
                 October 31, 1994..........................       3

                 Consolidated Statements of Operations
                 Three Months Ended January 31, 1995
                 and 1994 (Unaudited)......................       4

                 Consolidated Statements of Cash Flows
                 Three Months Ended January 31, 1995 and
                 1994 (Unaudited)..........................       5

                 Notes to Consolidated Financial
                 Statements (Unaudited)....................      6-8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations...............................      9-12


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings...........................       13

     Item 6.   Exhibits and Reports on Form 8-K............       13

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                (In Thousands)

                                                     January 31, 1995         October 31, 1994
                                                   ------------------        -----------------
Assets                                                  (Unaudited)
- ------
Current Assets:
    Cash and cash equivalents                      $            7,884        $           6,743
    Accounts receivable, net                                   31,611                   34,476
    Income tax receivable                                         579                      579
    Inventories                                                16,167                   10,346
    Prepaids, deposits and other                                4,309                    4,672
                                                   ------------------        -----------------
         Total current assets                                  60,550                   56,816
                                                   ------------------        -----------------

Property and equipment, at cost                               178,360                  162,531
    Less accumulated depreciation                              47,152                   41,144
                                                   ------------------        -----------------
        Net property and equipment                            131,208                  121,387
                                                   ------------------        -----------------

Goodwill, less amortization                                    27,195                   23,052
Operating rights, less amortization                            18,708                   18,933
Other assets and investments                                   33,416                   25,666
                                                   ------------------        -----------------
                                                   $          271,077        $         245,854
                                                   ==================        =================

Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
    Notes payable and other short term borrowings               1,145                      250
    Senior credit facility (See note 4)                       123,448                      ---
    Current installments of long-term debt                      1,486                      792
    Accounts payable                                           23,886                   19,199
    Accrued liabilities                                        18,888                   17,164
    Income taxes payable                                        1,714                    3,548
                                                   ------------------        -----------------
         Total current liabilities                            170,567                   40,953
                                                   ------------------        -----------------
Deferred income taxes                                           4,522                    3,650
Other long-term liabilities                                     2,841                    2,367
Long-term debt, excluding current installments                  3,622                  103,163
Long-term debt, convertible subordinated debentures            40,000                   40,000
                                                   ------------------        -----------------
         Total liabilities                                    221,552                  190,133
                                                   ------------------        -----------------
Stockholders' equity:
    Common stock                                                  290                      288
    Additional paid in capital                                135,320                  134,864
    Accumulated deficit                                       (85,511)                 (79,580)
    Treasury stock                                               (295)                     ---
    Translation adjustment                                    (   279)                     149
                                                   ------------------       ------------------
         Total stockholders' equity                            49,525                   55,721
                                                   ------------------        -----------------
                                                   $          271,077        $         245,854
                                                   ==================        =================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)


                                                               Three Months Ended    Three Months Ended
                                                                January 31, 1995      January 31, 1994
                                                             --------------------  --------------------
                                                                                        (RESTATED)
Operating Revenues:
    Wagering systems                                         $            28,442   $            20,647
    Wagering equipment and other sales                                     2,675                 7,642
                                                             --------------------  --------------------
                                                                          31,117                28,289
                                                             --------------------  --------------------

Operating expenses (exclusive of depreciation
  and amortization shown below):
    Wagering systems                                                      16,719                12,070
    Inventory, equipment and contract adjustments                            ---                   112
    Wagering equipment and other sales                                     1,524                 4,901
                                                             --------------------  --------------------
                                                                          18,243                17,083
                                                             --------------------  --------------------

    Total gross profit                                                    12,874                11,206
                                                             --------------------  --------------------

Selling, general and administrative expenses                               7,695                 4,599
Write-off of investments and other                                           ---                   467
Depreciation and amortization                                              7,717                 5,121
                                                             --------------------  --------------------

    Operating income (loss)                                               (2,538)                1,019
                                                             --------------------  --------------------

Other (income) deductions
    Interest expense                                                       2,849                 1,296
    Other income                                                            (108)                 (118)
                                                             --------------------  --------------------
                                                                           2,741                 1,178
                                                             --------------------  --------------------

    Loss before income taxes (benefit)                                    (5,279)                 (159)

Income taxes (benefit)                                                       652                   (56)
                                                             --------------------  --------------------

    Net loss                                                 $            (5,931)  $              (103)
                                                             ====================  ====================

Loss per common share                                        $             (0.21)  $              0.00
                                                             ====================  ====================
Weighted average number of common shares
    outstanding                                                           28,810                27,987
                                                             ====================  ====================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                           Three Months Ended   Three Months Ended
                                                            January 31, 1995     January 31, 1994
                                                           ------------------   ------------------
Cash flows from operating activities:
    Net loss                                               $          (5,931)   $            (103)

    Adjustments to reconcile net loss to cash
        provided by operating activities:
        Depreciation and amortization                                  7,717                5,121
        Write-off of investments and other                                                    467
        Changes in operating assets and liabilities
               Accounts receivable                                     3,496               (2,422)
               Inventories                                            (4,306)                (196)
               Prepaids, deposits and other                              811                  (55)
               Accounts payable                                        3,185                1,992
               Accrued liabilities                                      (245)                (656)
               Income taxes payable                                   (1,185)              (1,061)

        Other                                                            157                  229
                                                           ------------------   ------------------
        Total adjustments                                              9,630                3,419
                                                           ------------------   ------------------
Net cash provided by operating activities                              3,699                3,316
                                                           ------------------   ------------------

Cash flows from investing activities:
    Capital expenditures                                              (2,832)                (990)
    Expenditures for equipment under wagering system                  (3,323)              (9,362)
    Increase in other assets and investments                          (3,502)              (1,100)
    Purchase of companies and assets                                 (15,826)                ---
                                                           ------------------   ------------------
Net cash used in investing activities                                (25,483)             (11,452)
                                                           ------------------   ------------------

Cash flows from financing activities:
    Net borrowings on lines-of-credit and other short-term
        facilities                                                     22,895                4,862
    Proceeds from issuance of long-term debt                              233                  246
    Payments on long-term debt                                           (366)                (177)
    Net proceeds from issuance of common stock                            163                  511
                                                            ------------------   ------------------
Net cash provided by financing activities                              22,925                5,442
                                                            ------------------   ------------------


Increase/(Decrease) in cash and cash equivalents                        1,141               (2,694)
Cash and cash equivalents, beginning of period                          6,743               10,524
                                                            ------------------   ------------------
Cash and cash equivalents, end of period                                7,884                7,830
                                                            ==================   ==================

Supplemental disclosure of non-cash financing activities:
    Interest                                                $           1,400    $             779
                                                            ==================   ==================
    Income taxes                                            $              ---   $             825
                                                            ==================   ==================


                 SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1)        Consolidated Financial Statements

          The consolidated balance sheet as of January 31, 1995 and the consolidated statements of operations and cash flows for the three months ended January 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994 Annual Report on Form 10-K. The results of operations for the period ended January 31, 1995 are not necessarily indicative of the operating results for the full year.


2)        Restatement

          The Company has restated its interim financial results for the first, second and third quarters of fiscal 1994. The restatement relates principally to: (i) inclusion in wagering equipment operating expenses in the third quarter of $5.9 million out of a total of $7.5 million non-tax deductible payment in 1994 made to former Tele Control Group stockholders pursuant to contingent payment provisions in the Tele Control Group acquisition agreement as a result of the award of certain lottery contracts to the Tele Control Group in the third quarter, (ii) an annualized increase of $5.3 million in amortization and depreciation as a result of the final review of the allocation of purchase price and the useful life of goodwill and certain other assets, recorded in connection with the 1993 acquisitions of the Tele Control Group, the ETAG Group, Autotote Lottery and the right to operate the Connecticut OTB (the "1993 Acquisitions");
(iii) $3.3 million in corrections consisting of inventory, equipment and contract adjustments resulting in charges to the financial statements delivered by the sellers in connection with the Company's acquisition on July 20, 1994 of Marvin H. Sugarman Productions, Inc., and Racing Technology, Inc., for periods prior to the acquisition; and other factors.

3)        Acquisitions

          In January 1995, the Company acquired substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group Inc.) ("IDB"), and the rights and obligations under leases relating to eight C-band satellite transponders for $13.5 million in cash. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on preliminary estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $2.6 million and has been recorded as goodwill, which will be amortized over 5 years.

          In November 1994, the Company acquired 80% of the outstanding stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French off-track betting network and other customers for $2.3 million. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition.

3)        Acquisitions (contd.)

          The excess of the purchase price over the estimated fair values of the net assets acquired was $1.3 million and has been recorded as goodwill, which will be amortized over 5 years. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

4)        Inventories

          Inventories consist of the following:

                                     January 31, 1995  October 31, 1994
                                     ----------------  ----------------
                Parts                    $ 9,063           $ 3,579
                Work-in-Process            4,563             5,887
                Finished Goods             2,132               443
                                         -------           -------
                                          15,758             9,909
                Ticket Paper                 409               437
                                         -------           -------
                Total                    $16,167           $10,346
                                         -------           -------

5)        Debt

          The Company has classified $123.4 million of its senior bank credit facility as a current liability as of January 31, 1995, as the Company was in violation of certain financial covenants as of that date. On May 26, 1995, the Company received a waiver from its bank group which waives these covenant violations through July 14, 1995. The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing needs and alternatives.

6)        Litigation

          As stated in the 10-K, the Company and certain of its officers and directors have been named as defendants in fifteen lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. The putative classes consist of purchasers of Class A Common Stock and put and call options between March 1994 and January 1995. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws and seek remedies of unspecified monetary damages and awards of fees and expenses. All parties to the actions have agreed to consolidate the litigations in the United states District Court in the District of Delaware by jointly submitting a proposed Pre-Trial Order for consolidation. The likelihood of success and the ultimate outcome of the consolidated litigation cannot be evaluated before the Consolidated Complaint is filed, and no provisions for liability, if any, that may result from the consolidated litigation has been recognized in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion addresses the financial condition of the Company as of January 31, 1995 and the results of operations for the three months period ended January 31, 1995, compared to the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 22-32) for the fiscal year ended October 31, 1994 included in the Company's Annual Report on Form 10-K.

          Restatement

          The Company has restated its interim financial results for the first, second and third quarters of fiscal 1994. The restatement relates principally to: (i) inclusion in wagering equipment operating expenses in the third quarter of $5.9 million out of a total of $7.5 million non-tax deductible payment in 1994 made to former Tele Control Group stockholders pursuant to contingent payment provisions in the Tele Control Group acquisition agreement as a result of the award of certain lottery contracts to the Tele Control Group in the third quarter, (ii) an annualized increase of $5.3 million in amortization and depreciation as a result of the final review of the allocation of purchase price and the useful life of goodwill and certain other assets, recorded in connection with the 1993 acquisitions of the Tele Control Group, the ETAG Group, Autotote Lottery and the right to operate the Connecticut OTB (the "1993 Acquisitions");
(iii) $3.3 million in corrections consisting of inventory, equipment and contract adjustments resulting in charges to the financial statements delivered by the sellers in connection with the Company's acquisition on July 20, 1994 of Marvin H. Sugarman Productions, Inc., and Racing Technology, Inc., for periods prior to the acquisition; and other factors.

First Quarter Fiscal 1995 Compared to First Quarter Fiscal 1994

          Revenue Analysis

          Revenues increased 10% or $2.8 million to $31.1 million in the first quarter of fiscal 1995 from $28.3 million in the first quarter of fiscal 1994. The company acquired a French pari-mutuel concern ("SEPMO") in the first quarter of 1995 which contributed $2.5 million of revenues in the first quarter. Wagering system revenues, exclusive of $1.8 million attributable to the SEPMO acquisition, increased $6.0 million or 29% versus the prior year reflecting strong performances in the Company's core North American pari-mutuel businesses and increased revenues from the Company's European lottery operations. Offsetting this improvement was a decline in wagering equipment and other sales, excluding $0.7 million attributable to SEPMO, of $5.7 million or 75%, reflecting the absence of 1994 first quarter revenues of $5.8 million relating to the sale of MAX 2000 terminals to Italy's TOTIP pool.

          Expense Analysis

          Gross margins on wagering systems, excluding gross margin of $0.9 million attributable to SEPMO, were 41% in the first quarter of fiscal 1995, which was comparable to the 1994 period. Gross margins on wagering equipment and other sales, excluding $0.3 million attributable to the SEPMO acquisition, increased from 36% in the first quarter of fiscal 1994 to 46% in the first quarter of fiscal 1995, primarily attributable to the 1994 lower margin MAX 2000 terminal sales. Improvement in total gross margin of $1.7 million or 15%, including $1.2 million attributable SEPMO, was more than offset by increases in selling, general and administrative expense ($3.1 million), depreciation and amortization ($2.6 million) and interest expense ($1.5 million).

          Selling, general and administrative expenses, including product development expense, increased 67% to $7.7 million in the first quarter of 1995 compared to $4.6 million in the first quarter of 1994. The increase in SG&A expense included $.8 million attributable to the operations of SEPMO and a $.7 million increase relating to the servicing of North American pari-mutuel and video gaming customers. Included in the balance of the SG&A increase were legal and other professional fees incurred for market development and other corporate requirements.

          Depreciation and amortization expenses increased 51% to $7.7 million in the first quarter of 1995 compared to $5.1 million in the first quarter of fiscal 1994. The increased depreciation and amortization was primarily due to fiscal 1994 capital additions for North American pari-mutuel and video gaming operations and the acquisition of SEPMO.

          Operating loss was $2.5 million in the first quarter of fiscal 1995 as compared to income of $1.0 million in the first quarter of fiscal 1994 as a result of the increased selling, general and administrative, depreciation and amortization and interest expenses.

          Interest expense increased $1.5 million to $2.8 million in the first quarter of 1995 compared to $1.3 million in the first quarter of fiscal 1994, principally reflecting increased borrowings to finance 1994 capital additions in North American wagering businesses.

          Income Taxes

          Income tax expense was $0.7 million in the first quarter of fiscal 1995 as compared to a tax benefit of $0.1 million in the first quarter of fiscal 1994. Income tax expense for the first quarter of fiscal 1995 principally reflects foreign tax expense. No tax benefit has been recognized on domestic operating losses.

          Net Loss

          Net loss for the first quarter of fiscal 1995 was $5.9 million, or $0.21 per share compared to a net loss of $0.1 million in the first quarter of fiscal 1994.

Liquidity and Capital Resources

          The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays which are recouped over time from cash flows from the contracts. New lottery contracts would also require substantial initial cash outlays. The amount of the Company's future capital expenditures for wagering systems equipment and lottery equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new wagering facility allow an existing system to be used at such facility. New lottery service contracts generally will require the manufacture and assembly of new systems. Under some circumstances, the Company may be required to begin manufacture of wagering systems prior to award of a contract in a competitive bidding situation. Expenditures related to the sale of the Company's wagering equipment are generally funded, in part, by customer advance payments.

          Net cash provided by operating activities was $3.7 million for the first quarter of fiscal 1995 and was primarily attributable to improved collection of accounts receivable and timing of certain payments, partially offset by increases in inventories. At January 31, 1995, the Company had cash and cash equivalents of $7.9 million as compared to $6.7 million at October 31, 1994.

          Net cash used in investing activities was $25.5 million for the first quarter of 1995. With proceeds from the senior bank credit facility, the Company acquired, for $13.5 million, substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group, Inc.) ("IDB") and the rights and obligations under leases relating to eight C-Band satellite transponders. The Company invested $2.8 million in capital expenditures, of which $1.2 million represents the construction of facilities in Las Vegas and $0.8 million represents expenditures related to its simulcasting facility located in New Haven, Connecticut. Approximately $2.3 million was invested to acquire 80% of the holding company of SEPMO S.A., a supplier of wagering systems and services to the French off-track betting network and other customers.

          Net cash provided by financing activities consisted principally of borrowings of $22.0 million from the senior bank credit facility, of which $13.5 million was used to purchase substantially all of the assets of the Simulcast Division of LLDS Corporation (formerly IDB Communications Group, Inc.) ("IDB") and the rights and obligations under leases relating to eight C-Band satellite transponders. At January 31, 1995, the unused portion of the Company's senior bank credit facility was $7.8 million. The Company was in violation of certain covenants of the senior bank credit facility as of January 31, 1995. On May 26, 1995, the Company received a waiver from its bank group which waives these covenant violations through July 14, 1995. The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing alternatives.

          In fiscal 1995, the Company intends to bid on upcoming lottery contracts in North America. These contracts and any North American OTB privatization or start-up awards received by the Company would be capital intensive, requiring substantial initial cash outlays. The Company believes that additional sources of capital will be required to satisfy these potential capital needs and its anticipated capital needs arising from current commitments. The Company is currently exploring financing alternatives to meet its capital requirements while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         Quarter Ended January 31, 1995



PART II.  OTHER INFORMATION

                                                            Page
                                                            Number
Item 1.   Legal Proceedings

          The Company and certain of its officers and directors have been named defendants in fifteen lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. The putative classes consist of purchasers of Class A Common Stock and put and call options between March 1994 and January, 1995. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws and seek remedies of unspecified monetary damages and awards of fees and expenses. All parties to the actions have agreed to consolidate the litigations in the United States District Court in the District of Delaware by jointly submitting a proposed Pre-Trial Order for consolidation. The Company intends to vigorously defend these proceedings. However, the likelihood of success and the ultimate outcome of the consolidated litigation cannot yet be determined before the Consolidated Complaint is filed.


Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Exhibit 27 - Financial Data Schedule                  14

          (b)     No information is required to be reported hereunder

                                   SIGNATURES


          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                    AUTOTOTE CORPORATION
                                    --------------------
                                        (Registrant)


                               By:      /s/ Philip G. Taggart
                                      -----------------------
                                      Name:  Philip G. Taggart
                                      Title: Corporate Controller and
                                             Chief Accounting Officer


Dated: June 7, 1995