Form 10-Q
period 1995-04-30
AUTOTOTE CORP
filed 1995-06-13
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                             to
                        ---------------------------    -------------------------

Commission File number:  0-13063

                              AUTOTOTE CORPORATION
                              --------------------
              Exact name of registrant as specified in its charter

     Delaware                                                   81-0422894
    ---------                                                   ----------
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
                                         Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 1995
                                     INDEX


PART 1.   FINANCIAL INFORMATION

    Item 1.      Financial Statements

                   Consolidated Balance Sheets
                   April 30, 1995 (Unaudited) and
                   October 31, 1994............................    3

                   Consolidated Statements of Operations
                   Three Months Ended April 30, 1995
                   and 1994 (Unaudited)........................    4

                   Consolidated Statements of Operations
                   Six Months Ended April 30, 1995
                   and 1994 (Unaudited)........................    5

                   Consolidated Statements of Cash Flows
                   Six Months Ended April 30, 1995 and
                   1994 (Unaudited)............................    6

                   Notes to Consolidated Financial
                   Statements (Unaudited)......................   7-9

    Item 2.        Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations...............................  10-13


PART II.                     OTHER INFORMATION

    Item 3.        Legal Proceedings...........................   14

    Item 5.        Market for Registrant's Common Equity and
                   Related Stockholder Matters.................   14

    Item 6.        Exhibits and Reports on Form 8-K............   14

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)

                                                                    April 30, 1995        October 31, 1994
                                                                 --------------------   --------------------
Assets
- ------
Current Assets:
  Cash and cash equivalents                                     $             7,594    $             6,743
  Accounts receivable, net                                                   31,499                 34,476
  Income tax receivable                                                         579                    579
  Inventories                                                                19,026                 10,346
  Prepaids, deposits and other                                                4,527                  4,672
                                                                 --------------------   --------------------
     Total current assets                                                    63,225                 56,816
                                                                 --------------------   --------------------

Property and equipment, at cost                                             184,274                162,531
   Less accumulated depreciation                                             52,855                 41,144
                                                                 --------------------   --------------------
     Net property and equipment                                             131,419                121,387
                                                                 --------------------   --------------------

Goodwill, less amortization                                                  26,218                 23,052
Operating rights, less amortization                                          18,433                 18,933
Other assets and investments                                                 34,422                 25,666
                                                                  -------------------    -------------------
                                                                 $          273,717    $           245,854
                                                                  ===================    ===================

Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
  Notes payable and other short term borrowings                               1,750                    250
  Senior credit facility (see note 5)                                       125,448                     --
  Current installments of long-term debt                                      1,398                    792
  Accounts payable                                                           28,714                 19,199
  Accrued liabilities                                                        19,552                 17,164
  Income taxes payable                                                        3,424                  3,548
                                                                   ------------------     ------------------
     Total current liabilities                                              180,286                 40,953
                                                                   ------------------     ------------------

Deferred income taxes                                                         4,023                  3,650
Other long-term liabilities                                                   3,017                  2,367
Long-term debt, excluding current installments                                4,390                103,163
Long-term debt, convertible subordinated debentures                          40,000                 40,000
                                                                   ------------------     ------------------
     Total liabilities                                                      231,716                190,133

Stockholders' Equity:
  Common stock                                                                  290                    288
  Additional paid-in-capital                                                135,351                134,864
  Accumulated deficit                                                       (94,469)               (79,580)
  Treasury stock                                                               (295)                    --
  Translation adjustment                                                      1,124                    149
                                                                   ------------------    -------------------
     Total stockholders' equity                                              42,001                 55,721
                                                                   ------------------    -------------------
                                                                  $         273,717     $          245,854
                                                                   ==================     ==================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    AUTOTOTE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                 (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                                Three Months Ended   Three Months Ended
                                                                  April 30, 1995       April 30, 1994
                                                               --------------------  -------------------
                                                                                         (Restated)
Operating Revenues:
    Wagering systems                                          $            31,961  $            24,558
    Wagering equipment and other sales                                      5,171               13,888
                                                               --------------------  -------------------
                                                                           37,132               38,446

Operating expenses (exclusive of depreciation
  and amortization shown below):
    Wagering systems                                                       18,872               14,096
    Inventory, equipment and contract adjustments                              --                2,621
    Wagering equipment and other sales                                      3,300                7,557
                                                               --------------------  -------------------
                                                                           22,172               24,274
                                                               --------------------  -------------------
    Total gross profit                                                     14,960               14,172
                                                               --------------------  -------------------
Selling, general and administrative expenses                                9,909                5,323
Write-off of investments and other                                             --                  428
Depreciation and amortization                                               8,781                6,065
                                                               --------------------  -------------------
    Operating income (loss)                                                (3,730)               2,356
                                                               --------------------  -------------------
Other (income) expense
    Interest expense                                                        4,308                1,340
    Other (income) expense                                                    253                  (87)
                                                               --------------------  -------------------
                                                                            4,561                1,253
                                                               --------------------  -------------------
    Earnings (loss) before income taxes and
          extraordinary item                                               (8,291)               1,103

Income taxes                                                                  667                  150
                                                               --------------------  -------------------
Net earnings (loss) before extraordinary item                              (8,958)                 953

Extraordinary item
  (Write-off of financing fees and expenses)                                   --                4,222
                                                               --------------------  -------------------
    Net loss                                                  $            (8,958)  $           (3,269)
                                                               ====================  ===================
Earnings (loss) per common share:
    Earnings (loss) before extraordinary item                               (0.31)                0.03
    Extraordinary item                                                         --                (0.15)
                                                               --------------------  -------------------
Loss per common share                                         $             (0.31)  $            (0.12)
                                                               ====================  ===================
Weighted average number of common shares
    outstanding                                                            28,913               28,107
                                                               ====================  ===================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                              Six Months Ended    Six Months Ended
                                                               April 30, 1995      April 30, 1994
                                                             -----------------   -----------------
                                                                                   (Restated)
Operating Revenues:
  Wagering systems                                          $         60,403    $         45,205
  Wagering equipment and other sales                                   7,846              21,530
                                                             -----------------   -----------------
                                                                      68,249              66,735
                                                             -----------------   -----------------
Operating expenses (exclusive of depreciation
  and amortization shown below):
   Wagering systems                                                   35,591              26,166
   Inventory, equipment and contract adjustments                          --               2,733
   Wagering equipment and other sales                                  4,824              12,458
                                                              -----------------   -----------------
                                                                      40,415              41,357
                                                              -----------------   -----------------
   Total gross profit                                                 27,834              25,378
                                                              -----------------   -----------------
Selling, general and administrative expenses                          17,604               9,922
Write-off of investments and other                                        --                 895
Depreciation and amortization                                         16,498              11,186
                                                               -----------------   -----------------
    Operating income (loss)                                           (6,268)              3,375
                                                               -----------------   -----------------
Other (income) expenses
    Interest expense                                                  7,157               2,636
    Other (income) expense                                              145                (205)
                                                               -----------------   -----------------
                                                                      7,302               2,431
                                                               -----------------   -----------------
    Earnings (loss) before income taxes and
       extraordinary item                                           (13,570)                944

Income taxes                                                          1,319                  94
                                                               -----------------   -----------------
Net earnings (loss) before extraordinary item                       (14,889)                850

Extraordinary item
    (Write-off of financing fees and expenses)                           --               4,222
                                                               -----------------   -----------------
    Net loss                                                  $     (14,889)      $      (3,372)
                                                               =================   =================
Earnings (loss) per common share:
    Earnings (loss) before extraordinary item                         (0.52)               0.03
    Extraordinary item                                                   --               (0.15)
                                                               -----------------   -----------------
Loss per common share                                         $       (0.52)      $       (0.12)
                                                               =================   =================
Weighted average number of common shares
    outstanding                                                      28,862              28,047
                                                               =================   =================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                       Six Months Ended        Six Months Ended
                                                                        April 30, 1995          April 30, 1994
                                                                      ------------------      ------------------
                                                                                                   (Restated)
Cash flows from operating activities:
  Net loss                                                            $          (14,889)     $           (3,372)
                                                                      ------------------      ------------------
  Adjustments to reconcile net loss to cash
    provided by operating activities:
    Depreciation and amortization                                                 16,498                  11,186
    Write-off of financing fees & expense                                             --                   4,222
    Write-off of investments and other                                                --                     895
    Changes in operating assets and liabilities
       Accounts receivable                                                         4,273                  (7,523)
       Inventories                                                                (7,073)                 (1,612)
       Prepaids, deposits and other                                                  171                  (1,205)
       Accounts payable                                                            7,984                   1,264
       Accrued liabilities                                                           156                   2,993
       Income taxes payable                                                          891                  (1,185)
       Other                                                                       1,101                  (1,232)
                                                                      ------------------      ------------------
    Total adjustments                                                             24,001                   7,803
                                                                      ------------------      ------------------
Net cash provided by operating activities                                          9,112                   4,431
                                                                      ------------------      ------------------

Cash flows from investing activities:
  Capital expenditures                                                            (8,235)                 (3,731)
  Expenditures for equipment under wagering system contracts                      (5,468)                (19,361)
  Increase in other assets and investments                                        (5,176)                 (5,575)
  Purchase of companies, net of cash acquired                                    (15,978)                     --
  Other                                                                              460                      --
                                                                      ------------------      ------------------
Net cash used in investing activities                                            (34,397)                (28,667)
                                                                      ------------------      ------------------

Cash flows from financing activities:
  Net borrowings (repayments) on lines-of-credit and other
    short-term facilities                                                         25,500                  (1,034)
  Proceeds from issuance of long-term debt                                         1,055                  77,738
  Payments on long-term debt                                                        (613)                (55,798)
  Net proceeds from issuance of common stock                                         194                     530
                                                                      ------------------      ------------------
Net cash provided by financing activities                                         26,136                  21,436
                                                                      ------------------      ------------------
Increase/(Decrease) in cash and cash equivalents                                     851                  (2,800)
Cash and cash equivalents, beginning of period                                     6,743                  10,524
                                                                      ------------------      ------------------
Cash and cash equivalents, end of period                              $            7,594      $            7,724
                                                                      ==================      ==================

Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                            $            5,304      $            3,415
                                                                      ==================      ==================
  Income taxes                                                        $              432      $              541
                                                                      ==================      ==================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1)   Consolidated Financial Statements

     The consolidated balance sheet as of April 30, 1995 and the consolidated statements of operations for the three and six month period ended April 30, 1995 and 1994, and consolidated statements of cash flows for the six months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994 Annual Report on form 10-K. The results of operations for the period ended April 30, 1995 are not necessarily indicative of the operating results for the full year.

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

3)   Acquisitions

     In January 1995, the Company acquired substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group Inc.) ("IDB") and the rights and obligations under leases relating to eight C-band satellite transponders for a purchase price of $13.7 million in cash. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on

3)   Acquisitions (contd.)

preliminary estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $2.6 million and has been recorded as goodwill, which will be amortized over 5 years.
     In November 1994, the Company acquired the outstanding stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French off-track betting network and other customers for $2.3 million. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $1.3 million and has been recorded as goodwill, which will be amortized over 5 years.

     The operating results of these acquisition are included in the Company's consolidated results of operations from the date of the acquisitions.

4)   Inventories

                                                 April 30,   October 31,
     Inventories consist of the following:         1995         1994
     -------------------------------------       --------    ----------
       Parts                                      $11,095      $ 3,579
       Work-in-Process                              6,145        5,887
       Finished Goods                                 773          443
                                                  -------      -------
                                                   18,013        9,909
       Ticket Paper                                   729          437
                                                  -------      -------
       Total                                      $18,742      $10,346
                                                  =======      =======

5)   Debt

     The Company has classified $125.4 million of its senior bank credit facility as a current liability as of April 30, 1995, since the Company was in violation of certain financial covenants as of that date. The Company received a waiver from its bank group, effective May 26, 1995, which waives these covenant violations through July 14, 1995. The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing needs and alternatives.

6)   Litigation

     As stated in the 10-K, the Company and certain of its officers and directors have been named as defendants in fifteen lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. The putative classes consist of

6)   Litigation (contd.)

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

7)   Subsequent Events

     On June 8, 1995 the Company announced that it had exercised its right to withdraw from a preliminary agreement dated December 30, 1994 with Elettronica S.p.A. and Elettronica Ingegneria Sistemi S.p.A. (EIS) of Rome, Italy to acquire an 87.8% interest in certain gaming and information technology assets of EIS. EIS has been a distributor of Autotote Systems, terminals and related equipment in Italy and other countries for over 15 years. The Company expects this business relationship to continue.

     The Company entered into an agreement, effective May 26,1995, whereby the Company's bank group has agreed to waive compliance with certain financial covenants through July 14, 1995. As a result, the Company is currently in full compliance with all applicable covenants.

     The Company is in the process of critically evaluating its business strategies, including manufacturing operations, marketing and product development programs, geographic reach, and product lines. The Company preliminary anticipates that its business will be significantly restructured and streamlined, and that support for certain of its products, systems and operations will be rationalized. As a result, the Company also anticipates that there will be a reduction of its employee work force worldwide, closure of facilities, and a related write-down in the carrying value of various assets. On a preliminary basis, a total loss provision for the implementation of these actions and various asset write downs could amount to between $17 million and $23 million in the Company's third quarter 1995 results. This estimated loss includes up to $3.3 million relating to contracts to sell video gaming machines for operations in Mexico.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses the financial condition of the Company as of April 30, 1995 and the results of operations for the three and six months period ended April 30, 1995, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 22 - 32) for the fiscal year ended October 31, 1994 included in the Company's Annual Report on Form 10-K.

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


Second Quarter Fiscal 1995 Compared to Second Quarter Fiscal 1994

     Revenue Analysis

     Revenues decreased 3% or $1.3 million to $37.1 million in the second quarter of fiscal 1995 from $38.4 million in the second quarter of fiscal 1994. The decrease is primarily attributable to a decline in wagering equipment and other sales of $8.7 million, largely reflecting an $7.4 million sale in the second quarter of 1994 of MAX 2000 terminals to Italy's TOTIP pool. Offsetting this decline was improvement in wagering system revenues of $7.4 million reflecting strong performances in the Company's off-track betting franchise in Connecticut and significant growth in simulcasting revenues as a result of the first quarter 1995 acquisition of substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly the IDB Communications Group, Inc.) ("IDB"). Also, included in second quarter 1995 results are $2.0 million in wagering system revenue and $1.4 million in wagering equipment and other sales attributable to the Company's first quarter 1995 acquisition of a French pari-mutuel concern ("SEPMO").

     Expense Analysis

     Total gross margin improved $0.8 million, or 6% to $15 million in the second quarter of 1995. Excluding a fiscal 1994 charge of $2.6 million for inventory, equipment and contract adjustments relating to simulcasting operations, gross margin decreased $1.8 million. Accounting for the decrease was a 1994 gross margin of $3.6 million relating to the sale of MAX 2000 terminals to Italy's TOTIP pool partially offset by the inclusion in 1995 second quarter of $1.9 million attributable to SEPMO.

     Selling, general and administrative expenses increased 86% to $9.9 million in the second quarter of 1995 compared to $5.3 million in the second quarter of 1994. The increase in SG&A expense included $1.2 million attributable to the operations of SEPMO and increased expenses for market development, legal and other professional fees.

     Depreciation and amortization expenses increased 45% to $8.8 million in the second quarter of 1995 compared to $6.1 million in the second quarter of fiscal 1994. The increased depreciation and amortization was primarily due to fiscal 1994 capital additions for North American pari-mutuel and video gaming operations, and the first quarter 1995 acquisitions of SEPMO and the simulcasting assets of IDB.

     Interest expense increased $3.0 million to $4.3 million in the second quarter of 1995 compared to $1.3 million in the second quarter of fiscal 1994, principally reflecting increased borrowings to finance 1994 capital additions in North American pari-mutuel and video gaming operations, acquisitions, $0.7 million in 1995 costs to procure a waiver of certain financial covenant violations of the Company's senior bank credit facility agreement, and the capitalization of certain 1994 interest in connection with capital projects.


Six Months Ended April 30, 1995 Compared to Six Months Ended April 30, 1994

     Revenue Analysis

     Revenues increased 2% or $1.5 million to $68.2 million in fiscal 1995 from $66.7 million in the prior year period. Wagering system revenues increased $15.2 million or 34% to $60.4 million, compared to $45.2 million in the prior year period. The wagering systems revenues increase reflected continued improvements in the Company's North American pari-mutuel and off-track betting businesses; significant growth in simulcasting operations, largely reflecting the 1995 IDB acquisition; and increased revenues for the Company's European lottery operations. Offsetting this improvement was a decline in wagering equipment and other sales of $13.7 million to $7.8 million, reflecting the absence of 1994 revenues of $13.2 million relating to the sale of MAX 2000
terminals to Italy's TOTIP pool.   Included in the six month 1995 results were
$3.8 million in wagering systems revenues and $2.2 million in wagering equipment and other sales attributable to the Company's first quarter 1995 acquisition of a French pari-mutuel concern ("SEPMO").

     Expense Analysis

     Total gross margin increased $2.4 million, or 10% to $27.8 million in fiscal 1995 as compared to $25.4 million in the prior year period. Excluding 1994 charges of $2.7 million for inventory, equipment and contract adjustments relating to simulcasting operations, total gross margin declined $0.3 million reflecting the inclusion in 1994 of $5.3 million attributable to the sale of MAX 2000 terminals largely offset by 1995 gross margin of $3.1 million attributable to SEPMO and an increase in simulcasting gross margin of $1.3 million.

     Selling, general and administrative expenses increased 77% to $17.6 million in the 1995 period compared to $9.9 million in the prior year period. The increase in SG&A expense included $2.0 million attributable to the operations of SEPMO and increased expenses for market development, legal and other professional fees.

     Depreciation and amortization expenses increased 48% to $16.5 million in the 1995 period compared to $11.2 million in the 1994 period. The increased depreciation and amortization was primarily due to capital additions for North American pari-mutuel and video gaming operations, and the first quarter 1995 acquisitions of SEPMO and the simulcasting assets of IDB.

     Interest expense increased $4.6 million to $7.2 million in the 1995 period compared to $2.6 million in fiscal 1994, principally reflecting increased borrowings to finance capital additions in North American wagering businesses, acquisitions, $0.7 million in 1995 costs to procure a waiver of certain financial covenant violations of the Company's senior bank credit facility agreement, and the capitalization of certain 1994 interest in connection with capital projects.

     Income Taxes

     Income tax expense was $1.3 million in the 1995 period as compared to $0.1 million in the 1994 period. Income tax expense for the 1995 period principally reflects foreign tax expense. No tax benefit has been recognized on domestic operating losses.


Liquidity and Capital Resources

     The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays which are recouped over time from cash flows from the contracts. New lottery contracts would also require substantial initial cash outlays. The amounts of the Company's future capital expenditures for wagering systems equipment and lottery equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new wagering facility allow an existing system to be used at such facility. New lottery service contracts generally will require the manufacture and

Liquidity and Capital Resources  (contd.)

assembly of new systems. Under some circumstances, the Company may be required to begin manufacture of wagering systems prior to award of a contract in a competitive bidding situation. Expenditures related to the sale of the Company's wagering equipment are generally funded, in part, by customer advance payments.

     Net cash provided by operating activities was $9.1 million for the six months of fiscal 1995 and was primarily attributable to improved collection of accounts receivable and timing of certain payments, partially offset by increases in inventories. At April 30, 1995, the Company had cash and cash equivalents of $7.6 million as compared to $6.7 million at October 31, 1994.

     Net cash used in investing activities was $34.4 million for the six months of 1995. With proceeds from the senior bank credit facility, the Company acquired for $13.7 million, substantially all of the assets of IDB and the rights and obligations under leases relating to eight C-Band satellite transponders. The Company invested $8.2 million in capital expenditures, of which $1.9 million represents the construction of facilities in Las Vegas and $5.1 million represents expenditures related to its simulcasting facility located in New Haven, Connecticut. Approximately $2.3 million was invested to acquire the holding company of SEPMO S.A., a supplier of wagering systems and services to the French off-track betting network and other customers.

     Net cash provided by financing activities consisted principally of borrowings of $25.5 million from the senior bank credit facility, of which $13.5 million was used to purchase substantially all of the assets of IDB and the rights and obligations under leases relating to eight C-Band satellite transponders. At April 30, 1995, the unused portion of the Company's senior bank credit facility was $7.8 million. The Company received a waiver from its bank group, effective May 26, 1995, which waives covenant violations through July 14, 1995. The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing alternatives.

     In fiscal 1995, the Company has bid on an upcoming lottery contract in North America. This contract and any additional North American lottery, OTB privatization, or start-up awards received by the Company would be capital intensive, requiring substantial initial cash outlays. The Company believes that additional sources of capital will be required to satisfy these potential capital needs and its anticipated capital needs arising from current commitments. The Company is currently exploring financing alternatives to meet its capital requirements while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1995



PART II.   OTHER INFORMATION


Item 3.    Legal Proceedings

     The Company and certain of its officers and directors have been named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. The putative classes consist of purchasers of Class A Common Stock and put and call options between March 1994 and January, 1995. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws and seek remedies of unspecified monetary damages and awards of fees and expenses. All parties to the actions have agreed to consolidate the litigations in the United states District Court in the District of Delaware by jointly submitting a proposed Pre-Trial Order for consolidation, pursuant to which a consolidated complaint is to be filed. The likelihood of success and the ultimate outcome of the consolidated litigation cannot be evaluated before the Consolidated Complaint is filed.

Item 5.    Market for Registrant's Common Equity and Related Stockholder matters

     The Company's Proxy Statement dated July 7, 1994, stated that proposals of stockholders intended to be presented at the next annual meeting of stockholders must be received by the Company for inclusion in the Company's proxy materials not later than October 15, 1994. The next annual meeting of stockholders is now proposed to take place on August 22, 1995. Accordingly, the date by which any proposal that a holder of the Company's Class A Common Stock wishes to be presented at the next annual meeting of stockholders must be received by the Secretary of the Company is extended to July 1, 1995. Any such stockholder must also comply with such rules as may be prescribed from time to time by the Securities and Exchange Commission regarding proposals of security holders.

                                                                   Page
Item 6.    Exhibits and Reports on Form 8-K                       Number

       (a)  Exhibits

            Exhibit 27 - Financial Data Schedule                    16

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


                                     AUTOTOTE CORPORATION
                                     --------------------
                                         (Registrant)


                                By:  /s/ Philip G. Taggart
                                    -------------------------
                                Name:  Philip G. Taggart
                                Title: Corporate Controller and Chief
                                        Accounting Officer



Dated:   June 14, 1995