Form 10-Q/A
period 1994-01-31
AUTOTOTE CORP
filed 1995-06-14
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                  to
                        ----------------    ----------------

Commission file number: 0-13063

                             AUTOTOTE CORPORATION
                             --------------------
             Exact name of registrant as specified in its charter

          Delaware                                             81-0422894
- -------------------------------                              -------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        888  Seventh Avenue, Ste. 1808, New York, New York  10106-1894
        --------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 541-6440
                                --------------
             (Registrant's telephone number, including area code)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                       Class A Common Stock: 27,598,437
                       Class B Common Stock:  None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED JANUARY 31, 1994
                                     INDEX


PART  I.       FINANCIAL INFORMATION

      Item 1.  Financial Statements

                       Consolidated Balance Sheets
                       January 31, 1994 (Unaudited) and
                       October 31, 1993.................................   3

                       Consolidated Statements of Operations
                       Three Months Ended January 31, 1994
                       and 1993 (Unaudited).............................   4

                       Consolidated Statements of Cash Flows
                       Three Months Ended January 31, 1994 and
                       1993 (Unaudited).................................   5

                       Notes to Consolidated Financial
                       Statements (Unaudited)...........................   6-7

      Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations....................................   8-10


PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings........................................   11

      Item 4.  Submission of Matters to Vote of Security Holders........   11

      Item 6.  Exhibits and Reports on Form 8-K.........................   11

SIGNATURES             .................................................   12

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)

                                                       (Unaudited)
                                                    January 31, 1994     October 31, 1993
                                                    -----------------    -----------------
                                                       (Restated)           (Restated)
  Assets
  ------
Current assets:
Cash and cash equivalents                                $  7,830            $ 10,524
Accounts receivable, net                                   20,334              17,912
Inventories                                                13,812              13,616
Prepaids, deposits and other                                2,800               2,745
                                                         --------            --------
   Total current assets                                    44,776              44,797
                                                         --------            --------

Property and equipment, at cost                           120,661             102,224
Less accumulated depreciation                              34,214              29,394
                                                         --------            --------
   Net property and equipment                              86,447              72,830
                                                         --------            --------

Goodwill, less amortization                                24,185              28,502
Marketing rights, less amortization                        19,708              19,833
Other assets and investments                               21,395              21,143
                                                         --------            --------
                                                         $196,511            $187,105
                                                         ========            ========
  Liabilities and Stockholders' Equity (Deficiency)
  -------------------------------------------------
Notes payable and other short term borrowings                 149               1,034
Current installments of long-term debt                        990                 725
Accounts payable                                           14,798              12,806
Accrued liabilities                                        10,480              11,136
Income taxes payable                                        1,399               2,460
                                                         --------            --------
   Total current liabilities                               27,816              28,161
                                                         --------            --------

Deferred income taxes                                       7,359               4,380
Other long-term liabilities                                 3,080               2,223
Long-term debt, convertible subordinated debentures        40,000              40,000
Long-term debt, excluding current installments             41,813              36,262
                                                         --------            --------

  Total liabilities                                       120,068             111,026
                                                         --------            --------

Stockholders' equity:
  Common Stock                                                281                 279
  Additional paid-in-capital                              133,899             133,390
  Accumulated deficit                                     (57,533)            (57,430)
  Translation adjustment                                     (204)               (160)
                                                         --------            --------
    Total stockholders' equity                             76,443              76,079
                                                         --------            --------
                                                         $196,511            $187,105
                                                         ========            ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                      Three Months Ended   Three Months Ended
                                                       January 31, 1994     January 31, 1993
                                                      -------------------  ------------------
                                                          (Restated)           (Restated)
Operating revenues:
- -------------------
Wagering systems                                            $20,647              $ 9,468
Wagering equipment and other sales                            7,642                3,892
                                                            -------              -------
                                                             28,289               13,360
                                                            -------              -------
Operating expenses (exclusive of depreciation and
- ------------------
 amortization shown below):
Wagering systems                                             12,070                5,299
Inventory, equipment and contract adjustments                   112                    -
Wagering equipment and other sales                            4,901                1,679
                                                            -------              -------
                                                             17,083                6,978
                                                            -------              -------

Total gross profit                                           11,206                6,382

Selling, general and administrative expenses                  4,599                2,051
Write-off of investments and other                              467                    -
Depreciation and amortization                                 5,121                2,025
                                                            -------              -------

Operating income                                              1,019                2,306

Other (income) expenses
- -----------------------
Interest expense                                              1,296                1,329
Other (income) / expense                                       (118)                   -
                                                            -------              -------
Earnings/(loss) before income taxes / (benefit)                (159)                 977
                                                            -------              -------
Income taxes (benefit)                                          (56)                 371
                                                            -------              -------

Net earnings / (loss)                                       $  (103)             $   606
                                                            =======              =======

Earnings per common share                                   $     -              $  0.03
                                                            =======              =======

Weighted average number of common shares outstanding         27,987               20,142
                                                            =======              =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Thousands)

                                                    Three Months Ended   Three Months Ended
                                                     January 31, 1994     January 31, 1993
                                                    -------------------  -------------------
                                                        (Restated)           (Restated)
Cash flows from operating activities:
Net earnings / (loss)                                    $   (103)            $    606
                                                         --------             --------

Adjustments to reconcile net earnings (loss) to
 cash provided by (used in) operating activities:
Depreciation and amortization                               5,121                2,025
Write-off of investments and other                            467                    -
Changes in operating assets and liabilities:
Accounts receivable                                       (2,422)                (564)
Inventories                                                 (196)             (10,390)
Prepaids, deposits and other                                 (55)                 129
Accounts payable                                           1,992                1,839
Accrued liabilities                                         (656)              (2,195)
Income taxes payable                                      (1,061)                  15
Other                                                        229                 (478)
                                                        --------             --------
Total adjustments                                          3,419               (9,619)
                                                        --------             --------
Net cash provided by (used in) operating activities        3,316               (9,013)
                                                        --------             --------

Cash flows from investing activities:
Capital expenditures                                        (990)                (455)
Expenditures for equipment under wagering system
 contracts                                                (9,362)                   -
Increase in other assets and investments                  (1,100)                (513)
                                                        --------             --------
Net cash used in investing activities                    (11,452)                (968)
                                                        --------             --------

Cash flows from financing activities:
  Net borrowings on lines-of-credit                        4,862                5,721
  Proceeds from issuance of long-term debt                   246                4,800
  Payments on long-term debt                                (177)                (684)
  Net proceeds from issuance of common stock                 511                   87
                                                        --------             --------
Net cash provided by financing activities                  5,442                9,924
                                                        --------             --------

Decrease in cash and cash equivalents                     (2,694)                 (57)
Cash and cash equivalents, beginning of period            10,524                1,207
                                                        --------             --------
Cash and cash equivalents, end of period                $  7,830             $  1,150
                                                        ========             ========

Cash paid during the nine months ended:

Interest, net of amounts capitalized                    $    779             $  1,312
                                                        ========             ========
Income taxes                                            $    825             $    170
                                                        ========             ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Restatement

     The Company has restated its previously issued financial results for all of the quarters in the fiscal year ended October 31, 1994. The restated financial results relate principally to: (i) payments made to former Tele Control Group stockholders pursuant to contingent payment provisions in the Tele Control Group acquisition agreement as a result of the award of certain lottery contracts to the Tele Control Group; (ii) additional amortization and depreciation as a result of the final review of the allocation of purchase price and the useful life of goodwill and certain other assets, recorded in connection with the 1993 acquisitions of the Tele Control Group, the ETAG Group, Autotote Lottery and the right to operate the Connecticut OTB (the 1993 acquisitions); (iii) corrections to inventory, equipment and contract adjustments resulting in charges to the financial statements delivered by the sellers in connection with the Company's simulcasting acquisition on July 20, 1994 of Marvin H. Sugarman Productions, Inc. (MHSP), and Racing Technology, Inc. (RTI), for periods prior to the acquisition; and other factors. The acquisition of MHSP and RTI was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations for all periods prior to the acquisition.

     This Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, which was filed with the Securities and Exchange Commission on February 24, 1995, and
Form 10-Q/A filed for all of the quarters in the fiscal year ended October
31, 1994.

     For more information regarding the effect on the Company's consolidated financial statements related to the acquisition of MHSP and RTI, see Note 3 to the Annual Report on Form 10-K for the year ended October 31, 1994.

2.   Summary of Significant Accounting Principles

     (a)      Principles of Consolidation

     The consolidated balance sheet as of January 31, 1994 and the consolidated statements of operations and cash flows for the three month periods ended January 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The October 31, 1993 financial information was taken from statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

     (b)      Effect of Stock Splits

     Weighted average common shares and earnings per share have been adjusted to reflect the Company's 3 for 2 and 2 for 1 stock splits in the form of stock dividends effected in 1993.


3.   Inventories

                                     (In Thousands)
                        (Unaudited)
                      January 31, 1994           October 31, 1993
                      ----------------           ----------------
Parts...............        $ 7,809                    $ 9,230

Work in process.....          5,230                      3,721

Ticket paper........            773                        665
                            -------                    -------

     Total..........        $13,812                    $13,616
                            =======                    =======

     Prior to 1993, the Company utilized inventory accounts to accumulate all costs associated with the production of its products. During 1993, the Company began to identify the association between production assembly jobs and specific wagering systems contracts. For financial reporting purposes, at January 31, 1994 and October 31, 1993 costs for equipment associated with specific wagering systems equipment contracts not yet placed in service are recorded as work in process. When the equipment is placed in service at wagering facilities, the related costs are transferred from work in process to machinery and equipment.

     Under wagering systems contracts, the Company retains ownership of all equipment located at wagering facilities.

4.   Commitments and Contingencies

     As more fully discussed in Notes 10 and 18 to the Annual Report on Form 10-K for the year ended October 31, 1994, the Company was in violation of certain covenants of the senior bank credit facility. In addition, the Company and certain of its officers and directors were named as defendants in lawsuits alleging violation of certain federal securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Restatement

     As discussed in Note 1, the accompanying consolidated financial statements and Management's Discussion and Analysis have been restated.

First Quarter Fiscal 1994 Compared to First Quarter Fiscal 1993
- ---------------------------------------------------------------

     Revenue Analysis

     Revenues increased 112% or $15 million to $28 million in the first quarter of fiscal 1994 from $13 million in the first quarter of fiscal 1993. The Company completed four acquisitions in the third and fourth quarters of fiscal 1993 which contributed revenues of $11.6 million in the first quarter of fiscal 1994. Wagering equipment and other sales revenues, exclusive of $0.8 million of equipment sales revenue attributable to the recent Tele Control and GI lottery acquisitions, increased to $6.8 million in the first quarter of fiscal 1994 compared to $3.9 million in the first quarter of fiscal 1993. Wagering equipment sales revenue in the 1994 period included $5.8 million attributable to delivery of MAX 2000 terminals to Italy's TOTIP pool. Wagering equipment sales in the first quarter of fiscal 1993 included engineering fees earned on the customized MAX 2000 TOTIP terminals. In addition, the Company delivered three sports wagering systems and other equipment in the first quarter of fiscal 1993. Wagering systems revenue, exclusive of $10.8 million attributable to the 1993 acquisitions, was $9.8 million in the first quarter of fiscal 1994 compared to $9.5 million in the first quarter of fiscal 1993. Fiscal 1994 first quarter wagering systems revenues reflect three months of operations under contracts signed in 1993 with Santa Anita Park, Southern California Off-Track Wagering, Inc. and Ontario Jockey Club, compared to only one month of operation in 1993. Partly offsetting this increase was the adverse affect of the severe winter weather in the Northeast, the earthquake in California and rate reductions associated with contract renewals.

     Expense Analysis

     Gross margins on wagering equipment sales decreased from 57% in the first quarter of fiscal 1993 to 36% in the first quarter of fiscal 1994 primarily due to lower margin terminal sales in 1994 and the startup of the Company's Irish manufacturing facility compared to the higher margin associated with the engineering fees for the customization of the MAX 2000 terminals for Italy's TOTIP pool and the delivery of high margin sports wagering systems in 1993. Gross margin on wagering systems decreased from 44% in the first quarter of fiscal 1993 to 42% in the first quarter of fiscal 1994. Adversely affecting wagering systems margins in the first quarter of fiscal 1994 were the severe weather conditions in the Northeast, the earthquake in California, and rate reductions associated with contract renewals in fiscal 1993. In addition, systems gross margins in the first quarter of fiscal 1994 reflect the labor intensive nature of the operations of the Connecticut OTB.

     Selling, general and administrative expenses, including product development expenses, increased $2.6 million to $4.6 million for the first quarter of fiscal 1994 from $2.0 million in the first quarter of fiscal 1993, primarily reflecting increases in marketing efforts associated with proposal submissions to North American and international lottery organizations by the Company's on-line lottery business, expenses associated with the operations of the 1993 acquisitions as well as increases in management personnel and marketing expenses associated with the expansion of the Company's North American and international operations.

     Product development expenditures in the first quarter of fiscal 1994 were $1.8 million, up from $1.0 million in the first quarter of fiscal 1993, reflecting increases in new product development, product enhancements and product support. Approximately $0.6 million of the first quarter of fiscal 1994 development expense is included in the statement of operations, approximately $0.7 million was allocated to projects and $0.5 million was reimbursed by customers.

     Depreciation and amortization expenses increased 153% to $5.1 million in the first quarter of fiscal 1994 compared to $2.0 million in the first quarter of fiscal 1993. The increase was principally due to the depreciation associated with the new PROBE systems installed at customer sites in fiscal 1993 and to the amortization of goodwill associated with the 1993 acquisitions.

     Operating income was $1.0 million in the first quarter of fiscal 1994 compared to $2.3 million in the first quarter of fiscal 1993 reflecting lower margins on the TOTIP terminal sales, adverse effect of the weather in the Northeast on wagering systems sales, increased marketing efforts, the write-off of certain investments and higher depreciation and amortization associated with new wagering system contracts and 1993 acquisitions.

     Net interest and other expense declined $0.1 million to $1.2 million in the first quarter of fiscal 1994 compared to $1.3 million in the first quarter of fiscal 1993 primarily due to the capitalization of $0.2 million of interest associated with the construction of wagering systems equipment.

     Income Taxes

     The decrease in effective tax rates from 38% in 1993 to 35% in 1994 is primarily due to 1994 foreign earnings taxed at a lower rate than the U.S. tax rate.

     Net Earnings (Loss)

     The net loss for the first quarter of fiscal 1994 was $0.1 million compared to net earnings of $0.6 million in the first quarter of fiscal 1993.

Liquidity and Capital Resources

     The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays recouped over time from cash flows from the contracts. New lottery contracts would also require substantial initial outlays. In the first quarter of fiscal 1994, the Company invested $9.4 million in expenditures for equipment under wagering system contracts, primarily for new installations of PROBE systems. In the first quarter of fiscal 1994, net cash provided by operating activities was $3.3 million, after giving effect to increases in accounts payable of $2.0 million, partly offset by $2.4 million in increases in accounts receivable, decreases in accrued liabilities of $0.7 million and decreases in income taxes payable of $1.1 million. The Company generated cash of $5.5 million from net earnings and non-cash charges for depreciation and amortization in the first quarter of fiscal 1994 and the write-off of certain assets. During the period the Company partially financed its capital expenditures through its senior credit facility.

     The amount of the Company's future capital expenditures for wagering systems equipment and lottery equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new facility allow an existing system to be used at such facility. New lottery service contracts generally will require the manufacture and assembly of new systems. Under some circumstances, the Company may be required to begin manufacture of wagering systems prior to the award of a contract in a competitive bidding situation. The Company anticipates total expenditures of approximately $14.6 million in fiscal 1994 for wagering systems arising out of commitments at January 31, 1994. At January 31, 1994, the Company's cash and cash equivalents were $7.8 million, versus $10.5 million at October 31, 1993. At January 31, 1994, the acquisition/capital expenditure portion of the Company's senior credit facility was fully utilized, and $4.1 million were available under the revolving portion of the facility. Effective March 9, 1994, the acquisition/capital expenditure portion of the Company's senior credit facility was increased by $15 million until June 9, 1994 (see Note 4 to the consolidated financial statements). The Company's wagering equipment sales customers fund portions of required expenditures in the form of advance payments. The Company's capital requirements continue to increase as a result of continued growth in its business and the 1993 acquisitions.

     The Company believes that its current capital resources including operating cash flow, advance payments from customers and borrowings under the Company's senior credit facility, will not be sufficient to satisfy the Company's anticipated capital needs through fiscal 1994 and that additional sources of capital will be required. The Company is exploring financing alternatives, including an equity offering and additional bank borrowings to meet these additional capital requirements.

                                    PART II

                               OTHER INFORMATION



Item 1   -   Legal Proceedings

     In addition to routine legal proceedings incidental to the conduct of its business, the Company and certain of its officers and directors have been named as defendants in lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. The putative classes consist of purchasers of Class A Common Stock and put and call options between March 1994 and January 30, 1995. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws and seek remedies of unspecified monetary damages and awards of fees and expenses. The Company intends to vigorously defend these proceedings. However, the ultimate outcome of the actions cannot yet be determined, and no provision for any liability, if any, that may result from the actions has been recognized in the accompanying consolidated financial statements.

Item 4   -   Submission of Matters to Vote of Security Holders.

     None.

Item 6   -   Exhibits and Reports on Form 8-K.

     (a) Exhibits

         None.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AUTOTOTE CORPORATION
                                     (Registrant)



                                     By:    /S/ Philip G. Taggart
                                            ----------------------
                                     Name:  Philip G. Taggart
                                     Title: Corporate Controller


Dated:  June 14, 1995