Form 10-Q/A
period 1994-04-30
AUTOTOTE CORP
filed 1995-06-14
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ______________________ to ______________________

Commission file number: 0-13063

                             AUTOTOTE CORPORATION
                       --------------------------------
             Exact name of registrant as specified in its charter

          Delaware                                         81-0422894
- ---------------------------------                        --------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

          888 Seventh Avenue, Ste. 1808, New York, New York 10106-1894
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (212) 541-6440
                    --------------------------------------
             (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes
     of common stock as of June 7, 1994:     Class A Common Stock:  27,647,187
                                             Class B Common Stock:  None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 1994
                                     INDEX



PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets
               April 30, 1994 (Unaudited) and
               October 31, 1993.................................     3

               Consolidated Statements of Operations
               Three Months Ended April 30, 1994
               and 1993 (Unaudited).............................     4

               Consolidated Statements of Operations
               Six Months Ended April 30, 1994
               and 1993 (Unaudited).............................     5

               Consolidated Statements of Cash Flows
               Six Months Ended April 30, 1994 and
               1993 (Unaudited).................................     6

               Notes to Consolidated Financial
               Statements (Unaudited)...........................     7-8

  Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations....................................     9-13

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K....................     14


SIGNATURES......................................................     15

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)

                                                 (Unaudited)
                                                April 30, 1994    October 31, 1993
                                                --------------    ----------------
                                                  (Restated)         (Restated)
     Assets
     ------
Current assets:
Cash and cash equivalents                           $  7,724           $ 10,524
Accounts receivable, net                              25,125             17,912
Inventories                                           15,228             13,616
Prepaids, deposits and other                           3,950              2,745
                                                    --------           --------
   Total current assets                               52,027             44,797
                                                    --------           --------

Property and equipment, at cost                      120,018            102,224
Less accumulated depreciation                         25,184             29,394
                                                    --------           --------
   Net property and equipment                         94,834             72,830
                                                    --------           --------

Goodwill, less amortization                           23,480             28,502
Operating right, less amortization                    19,583             19,833
Other assets and investments                          21,377             21,143
                                                    --------           --------
                                                    $211,301           $187,105
                                                    ========           ========
Liabilities and Stockholders' Equity (Deficiency)
- -------------------------------------------------
Notes payable and other short term borrowings              -              1,034
Current installments of long-term debt                 1,340                725
Accounts payable                                      14,070             12,806
Accrued liabilities                                   14,129             11,136
Income taxes payable                                   1,275              2,460
                                                    --------           --------
   Total current liabilities                          30,814             28,161
                                                    --------           --------

Deferred income taxes                                  7,547              4,380
Other long-term liabilities                            2,413              2,223
Long-term debt, convertible subordinated debentures   40,000             40,000
Long-term debt, excluding current installments        57,587             36,262
                                                    --------           --------
   Total liabilities                                 138,361            111,026
                                                    --------           --------

   Stockholders' equity:
     Common stock                                        277                279
     Additional paid-in-capital                      133,922            133,390
     Accumulated deficit                             (60,802)           (57,430)
     Translation adjustment                             (457)              (160)
                                                    --------           --------
       Total stockholders' equity                     72,940             76,079
                                                    --------           --------
                                                    $211,301           $187,105
                                                    ========           ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In Thousands, Except per Share Amounts)

                                                                  Three Months Ended     Three Months Ended
                                                                    April 30, 1994         April 30, 1993
                                                                  ------------------   --------------------
                                                                     (Restated)              (Restated)
Operating revenues:
  Wagering systems                                                $          24,558    $           11,386
  Wagering equipment and other sales                                         13,888                 5,224
                                                                  -----------------    ------------------
                                                                             38,446                16,610
                                                                  -----------------    ------------------
Operating expenses (exclusive of depreciation and
  amortization shown below):
    Wagering systems                                                         14,096                 6,000
    Inventory, equipment and contract adjustments                             2,621                     -
    Wagering equipment and other sales                                        7,557                 2,866
                                                                  -----------------    ------------------
                                                                             24,274                 8,866
                                                                  -----------------    ------------------
    Total gross profit                                                       14,172                 7,744
                                                                  -----------------    ------------------

Selling, general and administrative expenses                                  5,323                 2,138
Write-off of investments and other                                              428                     -
Depreciation and amortization                                                 6,065                 2,704
                                                                  -----------------    ------------------
    Operating income                                                          2,356                 2,902
                                                                  -----------------    ------------------

Other (income) expenses
  Interest expense                                                            1,340                   725
  Other (income) expense                                                        (87)                    -
                                                                  -----------------    ------------------
    Earnings before income taxes and extraordinary item                       1,103                 2,177
                                                                  -----------------    ------------------
Income taxes                                                                    150                   680
                                                                  -----------------    ------------------
    Net earnings before extraordinary item                                      953                 1,497
                                                                  -----------------    ------------------
Extraordinary item:
  Write-off of financing fees and expenses                                    4,222                     -
                                                                  -----------------    ------------------
    Net earnings (loss)                                           $          (3,269)   $            1,497
                                                                  =================    ==================
Earnings (loss) per common share:
  Earnings per common share before extraordinary item             $            0.03    $             0.06

  Extraordinary item                                                          (0.15)                    -
                                                                  -----------------    ------------------
Earnings (loss) per common share                                  $           (0.12)   $             0.06
                                                                  =================    ==================
Weighted average number of common shares outstanding                         28,107                24,933
                                                                  =================    ==================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                           Six Months Ended     Six Months Ended
                                           April 30, 1994       April 30, 1993
                                         -------------------  ------------------
                                              (Restated)           (Restated)
Operating revenues:
  Wagering systems                                  $45,205              $20,854
  Wagering equipment and other sales                 21,530                9,116
                                                    -------              -------
                                                     66,735               29,970
                                                    -------              -------

Operating expenses (exclusive of
 depreciation and amortization shown below):
  Wagering systems                                   26,166               11,299
  Inventory, equipment and contract adjustments       2,733                    -
  Wagering equipment and other sales                 12,458                4,545
                                                    -------              -------
                                                     41,367               15,844
                                                    -------              -------
  Total gross profit                                 25,378               14,126
                                                    -------              -------

Selling, general and administrative expenses          9,922                4,189
Write-off of investments and other                      895                    -
Depreciation and amortization                        11,186                4,729
                                                    -------              -------

   Operating income                                   3,375                5,208
                                                    -------              -------
Other (income) expenses
  Interest expense                                    2,636                2,054
  Other (income) expenses                              (205)                   -
                                                    -------              -------

   Earnings before income taxes and
    extraordinary items                                 944                3,154
                                                    -------              -------

Income taxes                                             94                1,051
                                                    -------              -------

   Net earnings before extraordinary item               850                2,103
                                                    -------              -------

Extraordinary item:
   Write-off of financing fees and expenses           4,222                    -
                                                    -------              -------

    Net earnings (loss)                             $(3,372)             $ 2,103
                                                    =======              =======

Earnings (loss) per common share:
   Earnings per common share before
    extraordinary item                              $  0.03              $  0.09

   Extraordinary item                                 (0.15)                   -
                                                    -------              -------

Earnings (loss) per common share                    $ (0.12)             $  0.09
                                                    =======              =======

Weighted average number of common
 shares outstanding                                  28,047               22,536
                                                    =======              =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                              Six Months Ended    Six Months Ended
                                                               April 30, 1994      April 30, 1993
                                                             ------------------  ------------------
                                                                 (Restated)          (Restated)
Cash flows from operating activities:
   Net earnings (loss)                                       $           (3,372) $            2,103
                                                             ------------------  ------------------

   Adjustments to reconcile net earnings loss to
     cash provided by operating activities:
     Depreciation and amortization                                       11,186               4,729
     Write-off of investments and other                                     895
     Write-off of financing fees and expense                              4,222                   -
     Changes in operating assets and liabilities:
        Accounts receivable                                              (7,523)             (3,733)
        Inventories                                                      (1,612)                  -
        Prepaids, deposits and other                                     (1,205)               (137)
        Accounts payable                                                  1,264                (649)
        Accrued liabilities                                               2,993              (1,212)
        Income taxes payable                                             (1,185)                581
        Other                                                            (1,232)               (930)
                                                             ------------------  ------------------
     Total adjustments                                                    7,803              (1,351)
                                                             ------------------  ------------------
Net cash provided by operating activities                                 4,431                 752
                                                             ------------------  ------------------

Cash flows from investing activities:
Capital expenditures                                                     (3,731)               (685)
Expenditures for equipment under wagering system
  contracts                                                             (19,361)            (18,436)
Increase in other assets and investments                                 (5,575)               (750)
                                                             ------------------  ------------------
Net cash used in investing activities                                   (28,667)            (19,871)
                                                             ------------------  ------------------

Cash flows from financing activities:
Net repayments on lines-of-credit                                        (1,034)             (2,016)
Proceeds from issuance of long-term debt                                 77,738               4,800
Payments on long-term debt                                              (55,798)            (51,175)
Net proceeds from issuance of common stock                                  530              78,960
                                                             ------------------  ------------------
Net cash provided by financing activities                                21,436              30,569
                                                             ------------------  ------------------

Increase (decrease) in cash and cash equivalents                         (2,800)             11,450
Cash and cash equivalents, beginning of period                           10,524               1,206
                                                             ------------------  ------------------
Cash and cash equivalents, end of period                     $            7,724  $           12,656
                                                             ==================  ==================
Cash paid during the six months ended:

Interest, net of amounts capitalized                         $            3,415  $            3,023
                                                             ==================  ==================
Income taxes                                                 $              541  $              177
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

2.   Summary of Significant Accounting Principles

     (a)   Principles of Consolidation

     The consolidated balance sheet as of April 30, 1994 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the six month periods ended April 30, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The October 31, 1993 financial information was taken from statements audited by KPMG Peat Marwick LLP in connection with the Company's annual audit.

     (b)   Effect of Stock Splits

     Weighted average common shares and earnings (loss) per share have been adjusted to reflect the Company's 3 for 2 and 2 for 1 stock splits in the form of stock dividends effected in 1993.

3.   Inventories

(In Thousands)
                    (Unaudited)
                   April 30, 1994   October 31, 1993
                   --------------   ----------------
Parts............         $ 4,767            $ 9,230

Work in process..          10,134              3,721

Ticket paper.....             327                665
                          -------            -------

 Total...........         $15,228            $13,616
                          =======            =======


     Prior to 1993, the Company utilized inventory accounts to accumulate all costs associated with the production of its products. During 1993, the Company began to identify the association between production assembly jobs and specific wagering systems contracts. For financial reporting purposes, at April 30, 1994 and October 31, 1993 costs for equipment associated with specific wagering systems equipment contracts not yet placed in service are recorded as work in process. When the equipment is placed in service at facilities, the related costs are transferred from work in process to machinery and equipment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Restatement

     As discussed in Note 1, the accompanying consolidated financials statements and Management's Discussion and Analysis have been restated.

Quarter Ended April 30, 1994 Compared to Quarter Ended April 30, 1993
- ---------------------------------------------------------------------

     Revenue Analysis

     Total revenues increased 131% or $21.8 million to $38.4 million in the second quarter of fiscal 1994 from $16.6 million in the second quarter of fiscal 1993. The Company completed four acquisitions in the second half of 1993 which contributed revenues of $15.0 million in the second quarter of fiscal 1994. Wagering equipment and other sales, exclusive of $2.7 million of equipment sales revenues attributable to the 1993 acquisition of TeleControl and GI Lottery subsidiaries, increased $6.0 million to $11.2 million in the second quarter of fiscal 1994 compared to $5.2 million in the second quarter of fiscal 1993. Wagering equipment sales revenue in the 1994 period included continued delivery of MAX 2000 terminals to Italy's Totip pool; foreign equipment sales and the delivery of several sports wagering systems. Wagering equipment sales in the second quarter of fiscal 1993 included equipment sales to foreign customers and the delivery of sports wagering systems and other equipment. Wagering system revenue, exclusive of $12.3 million attributable to the 1993 acquisitions, was $12.3 million in the second quarter of fiscal 1994 compared to $11.4 million in the second quarter of fiscal 1993. Fiscal 1994 second quarter wagering system revenues reflect the operation of four new racetracks systems and five New Jersey casinos.

     Expense Analysis

     Gross margins on wagering equipment sales remained constant at 45% in the second quarter of fiscal 1994 and 1993. Gross margins on wagering systems decreased from 47% in the second quarter of fiscal 1993 to 43% in the second quarter of fiscal 1994. Wagering system gross margin in the second quarter of fiscal 1994 reflect the high variable cost nature of the operations of the Connecticut OTB and decreased performance at the Company's simulcasting operations. Operating margins decreased from 17% in the second quarter of fiscal 1993 to 6% in the second quarter of 1994 principally due to the write-down of inventory and equipment and the expected gross margins of contracts in process at the Company's simulcasting operations. Lower wagering system gross margins, higher selling, general and administrative expenses and the write-off of certain investments in the second quarter of fiscal 1994 compared to the second quarter of fiscal 1993 also contributed to the decrease in operating margins.

     Selling, general and administrative expenses, which include product development expenses, increased $3.2 million to $5.3 million in the second quarter of fiscal 1994 compared to $2.1 million in the second quarter of fiscal 1993, primarily reflecting the increase in marketing efforts associated with proposed submission to the North American and International Lottery organization by the Company's on-line lottery business, expenses associated with the operations of the 1993 acquisitions as well as increases in marketing expenses associated with expansion of the Company's North American and international operations.

     Product development expenditures in the second quarter of fiscal 1994 were $2.0 million, up from $1.4 million in the second quarter of fiscal 1993, reflecting new product development, product enhancement and product support. Approximately $0.4 million of second quarter of fiscal 1994 development expense is included in the statement of operations, approximately $1.4 million was allocated to projects and $0.2 million was reimbursed by customers.

     Depreciation and amortization expenses increased 124% to $6.1 million in the second quarter of fiscal 1994 compared to $2.7 million in the second quarter of fiscal 1993. The increase was principally due to the depreciation associated with the new PROBE systems installed at customer sites since fiscal 1993 and additional amortization and depreciation as a result of the final allocation of purchase price and the useful life of goodwill and certain other assets, recorded in connection with the 1993 acquisitions.

     Operating income was $2.4 million in the second quarter of fiscal 1994, compared to $2.9 million in the second quarter of fiscal 1993, reflecting increased operating expenses, the write-down of certain assets and increased amortization and depreciation.

     Interest expense increased $0.6 million to $1.3 million in the second quarter of fiscal 1994 compared to $0.7 million in the second quarter of fiscal 1993. The increase primarily reflects the increased borrowing associated with the construction of wagering system equipment and the Company's senior financing for the 1993 acquisitions.

     Income Taxes

     Effective income tax rates were approximately 14% in the second quarter of fiscal 1994 and 31% in the second quarter of fiscal 1993. The rate for 1994 differs from the U.S. statutory tax rate of 34% principally due to higher foreign earnings which are taxed at a lower income tax rate than the U.S. tax rate. The Company has not recognized the full tax benefit of its domestic operating losses due to the expectation that such operating losses are not likely to be realized.

     Net Earnings/Loss

     Net earnings before extraordinary item for the second quarter of fiscal 1994 were $1.0 million or $0.03 per share compared to $1.5 million or $0.06 per share in the second quarter of fiscal 1993. The net loss for the second quarter of fiscal 1994 was $3.3 million or $0.12 per share compared to net earnings of $1.5 million or $0.06 per share in the second quarter of fiscal 1993. The net loss for the second quarter of fiscal 1994 includes an extraordinary non-cash charge to write-off financing fees and expenses associated with repayment of the Company's senior credit facility of $4.2 million. Earnings per share were calculated using 28.1 million weighted average shares outstanding in the second quarter of fiscal 1994, compared to 24.9 million weighted average shares outstanding in the second quarter of fiscal 1993.

Six Months Ended April 30, 1994 Compared to Six Months Ended April 30, 1993
- ---------------------------------------------------------------------------

     Revenue Analysis

     Total revenues increased 123% or $36.7 million to $66.7 million for the six months ended April 30, 1994 from $30.0 million in the comparable period in fiscal 1993. Revenues for the six months ended April 30, 1994 associated with the 1993 acquisitions amounted to $25.9 million. Wagering equipment sales exclusive of $2.9 million of equipment sales revenue attributable to the 1993 acquisitions of the TeleControl and GI Lottery subsidiaries, increased $9.5 million to $18.6 million in the six months ended April 30, 1994 from $9.1 million in the comparable six month period of fiscal 1993. Wagering equipment sales revenue in the 1994 period include continued delivery of MAX 2000 terminals to Italy's Totip pool; foreign sales and delivery of several sports wagering systems and other equipment. Wagering equipment sales revenue in the 1993 period include equipment sales to foreign customers; engineering fees earned on the customized MAX 2000 terminal and the sale of several sports wagering systems and other equipment. Wagering system revenue, exclusive of $23.0 million attributable to the 1993 acquisitions, was $22.2 million in the six months ended April 30, 1994, compared to $20.8 million in the comparable period of fiscal 1993. Fiscal 1994 six months wagering system revenues include revenues from new wagering systems contracts which became operational during the previous 12 months. Partly offsetting this increase was the adverse affect of the severe winter weather in the Northeast and rate reductions associated with contract renewals.

     Expense Analysis

     Gross margins on wagering equipment sales decreased to 42% in the 1994 period as compared to 50% in the comparable period in 1993. Gross margins on wagering systems decreased from 46% in the six months ended April 30, 1993 to 42% in the comparable period in fiscal 1994. Wagering equipment sales margins in fiscal 1993 reflect higher margins associated with the engineering fees for the customization of the MAX 2000 terminal. Wagering systems gross margin in fiscal 1994 reflects the high variable cost nature of the operations of the Connecticut OTB and lower margins at the Company's simulcasting operations. Operating margins decreased from 17% in fiscal 1993 to 6% in the fiscal 1994 period principally due to the absence of higher margin engineering fees for customization of the MAX 2000 terminal; the write-down of inventory and equipment, the expected gross margins of contracts in process at the Company's simulcasting operations, higher selling, general and administration expenses and the write-off of certain investments in fiscal 1994 compared to fiscal 1993.

     Selling, general and administrative expenses increased $5.7 million to $9.9 million in the six months ended April 30, 1994 from $4.2 million in the comparable fiscal 1993 period primarily reflecting the increase in marketing efforts associated with the Company's on-line lottery business, expenses associated with the operations of the 1993 acquisitions as well as marketing expenses associated with expansion of the Company's North American and international operations.

     Depreciation and amortization expenses increased 137% to $11.2 million in the six months ended April 30, 1994, as compared to $4.7 in the comparable period in fiscal 1993. The increase was principally due to the depreciation associated with the new PROBE system installed at customer sites since fiscal 1993 and additional amortization and depreciation as a result of the final allocation of purchase price and the useful life of goodwill and certain other assets recorded in connection with the 1993 acquisitions.

     Operating income was $3.4 million in the six months ended April 30, 1994 compared to $5.2 million in the comparable period in fiscal 1993, reflecting increased operating expenses the write-down of certain assets and increased amortization and depreciation.

     Interest expense increased $0.5 million to $2.6 million in the six months ended April 30, 1994 compared to $2.1 million in the comparable period in fiscal 1993. The increase primarily reflects the increased borrowing associated with the construction of wagering system equipment and financing for the 1993 acquisitions.

     Income Taxes

     Effective income tax rates were approximately 10% for the six months ended April 30, 1994 and 33% in fiscal 1993. The rate for 1994 differs from the U.S. statutory tax rate of 34% principally due to foreign earnings taxed at a lower income tax rate than the U.S. tax rate. The Company has not recognized the full tax benefit of its domestic operating losses due to the expectation that such operating losses are not likely to be realized.

     Net Earnings (Loss)

     Net earnings before extraordinary item for the six months ended April 30, 1994 were $0.9 million or $0.03 per share compared to $2.1 million or $0.09 per share in the comparable fiscal 1993 period. The net loss for the six months ended April 30, 1994 was $3.4 million or $0.12 per share compared to net earnings of $2.1 million or $0.09 per share in the comparable fiscal 1993 period. The net loss for fiscal 1994 includes an extraordinary non-cash charge of $4.2 million to write-off financing fees and expenses associated with the Company's repayment of its senior credit facility. Earnings (loss) per share were calculated using 28.0 million weighted average shares outstanding in the fiscal 1994 period, compared to 22.5 million weighted average shares outstanding in the fiscal 1993 period.

     Liquidity and Capital Resources

     The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays recouped over time from cash flows from contracts. New lottery contracts would also require substantial initial outlays. In the six months ended April 30, 1994 the Company invested $19.4 million in expenditures for wagering and video gaming equipment under wagering system's contracts. The Company also invested $3.7 million in capital expenditures primarily for leasehold improvements in its lottery operations and Connecticut OTB facilities. In the six months ended April 30, 1994 net cash provided by operating activities was $4.4 million after giving effect to increases in accounts receivable, inventories and other current assets of $7.5 million, $1.6 million and $1.2 million, respectively, and the decrease in income taxes of $1.2 million. The Company generated cash of $12.9 million from net earnings and non-cash charges for depreciation, amortization, and the one-time write-off of financing charges and write-off of certain assets. During the period, the Company financed its expenditures through borrowing under its senior credit facility.

     The amount of the Company's future expenditures for wagering systems equipment will depend on the Company's ability to enter into service contracts with the new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new facility allow an existing system to be used at such facility. New lottery and video gaming service contracts generally will require the manufacture and assembly of new systems. Under some circumstances, the company may be required to begin manufacture of wagering systems prior to the award of a contract in a competitive bidding situation. The Company anticipates total capital expenditures of approximately $50.0 million in fiscal 1994 for wagering systems arising out of current commitments. At April 30, 1994, the Company's cash and cash equivalents totaled $7.7 million, versus $10.5 million at October 31, 1993. At April 30, 1994 $65.1 million were available under its revolving credit facility. The Company's wagering equipment sales customers fund portions of required expenditures in the form of advance payments. The Company's capital requirements continue to increase as a result of continued growth in its business and the 1993 acquisitions.

     The Company believes that its current capital resources, including operating cash flow, advance payments from customers and borrowings under the Company's senior credit facility, will be sufficient to satisfy the company's capital commitments through fiscal 1994.

     Senior Credit Facility

     On April 28, 1994, the Company's wholly-owned subsidiary ("Systems") entered into an Amended and Restated Credit Agreement with Bankers Trust Company ("BT"), providing for a replacement senior credit facility (the "Amended Credit Facility"), consisting of a $125 million, five-year, revolving credit facility with $25 million for letters of credit. The revolver reduces by $25 million on April 30, 1996 unless the Company has raised, prior to that date, $50 million through issuance of securities. The Amended Credit Facility contains various financial and other covenants, including limitations on the Company's acquisitions, indebtedness, investments and capital expenditures. Also, in addition to customary events of default, a Change of Control of the Company (as defined) constitutes an event of default under the Amended Credit Facility. The Amended Credit Facility is guaranteed by the Company and other subsidiaries and is secured by substantially all of the assets of the Company and those subsidiaries. At the closing, the Company paid BT a closing fee equal to 1.625% of the total amount of the facility. Loans under the Amended Credit Facility bear interest at the Base Rate (as defined) plus a margin ranging from 0% to
 .75%, or the Eurodollar Rate (as defined) plus a margin ranging from .75% to 1.75% per year, in each case depending on the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense ratio and bank debt to EBITDA ratio, and in all cases an additional 2% in the event of certain defaults. A commitment fee of 0.5% per year is payable on the unused amount under the Revolver which is subject to reduction if certain financial ratios are met. A letter of credit fee equal to the applicable margin on Eurodollar loans then in effect less 1/8 of 1% and a facing fee of 1/8 of 1% per year is payable to each letter of credit issued, provided that the minimum amount of the facing fee in any 12 month period is $500. The Amended Credit Facility permits voluntary prepayments, and requires prepayments under certain specified circumstances. The Amended Credit Facility contains various other covenants, including covenants that prohibit the payment of cash dividends on the Company's stock and distributions to stockholders (see Note 4 to the consolidated financial statements).

                          PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               Form of Amended and Restated Credit Agreement among Autotote Corporation, Autotote Systems, Inc., various banks and Bankers Trust Company, as agent, as amended and restated as of April 28, 1994.

          B.   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTOTOTE CORPORATION
                                        (Registrant)


                                        By: /s/ Philip G. Taggart
                                            ---------------------------
                                        Name:  Philip G. Taggart
                                               Corporate Controller

Dated:  June 14, 1995