Form 10-Q/A
period 1994-07-31
AUTOTOTE CORP
filed 1995-06-14
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 1994

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition from ________________ to ________________

Commission file number: 0-13063

                             AUTOTOTE CORPORATION
                             --------------------
             Exact name of registrant as specified in its charter

          Delaware                                              81-0422894
 ------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        888 Seventh Avenue, Ste. 1808, New York, New York    10106-1894
        ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 541-6440
                                --------------
              (Registrant's telephone number, including area code)

              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock as of July 27, 1994:      Class A Common Stock:  28,255,311
                                          Class B Common Stock:  None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JULY 31, 1994
                                     INDEX


PART  I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

                    Consolidated Balance Sheets
                    July 31, 1994 (Unaudited) and
                    October 31, 1993............................... 3


                    Consolidated Statements of Operations
                    Three Months Ended July 31, 1994
                    and 1993 (Unaudited)........................... 4


                    Consolidated Statements of Operations
                    Nine Months Ended July 31, 1994
                    and 1993 (Unaudited)........................... 5


                    Consolidated Statements of Cash Flows
                    Nine Months Ended July 31, 1994 and
                    1993 (Unaudited)............................... 6


                    Notes to Consolidated Financial
                    Statements (Unaudited)......................... 7-8


      Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations.................................. 9-12

SIGNATURES......................................................... 13

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                 (In Thousands)

                                                            (Unaudited)
                                                           July 31, 1994           October 31, 1993
                                                        --------------------     --------------------
                                                             (Restated)                (Restated)
   Assets
   -------
Current assets:
Cash and cash equivalents                              $             4,428      $            10,524
Accounts receivable, net                                            30,320                   17,912
Inventories                                                         18,958                   13,616
Prepaid, deposits and other                                          5,606                    2,745
                                                        --------------------     --------------------
   Total current assets                                             59,312                   44,797
                                                        --------------------     --------------------

Property and equipment, at cost                                    138,938                  102,224
Less accumulated depreciation                                       27,248                   29,394
                                                        --------------------     --------------------
   Net property and equipment                                      111,690                   72,830
                                                        --------------------     --------------------

Goodwill, less amortization                                         16,488                   28,502
Operating right, less amortization                                  19,865                   19,833
Other assets and investments                                        18,127                   21,143
                                                        --------------------     --------------------
                                                       $           225,482      $           187,105
                                                        ====================     ====================

   Liabilities and Stockholders' Equity (Deficiency)
   -------------------------------------------------

Notes payable and other short term borrowings                           95                    1,034
Current installments of long-term debt                               1,095                      725
Accounts payable                                                    10,651                   12,806
Accrued liabilities                                                 12,533                   11,136
Income taxes payable                                                   806                    2,460
                                                        --------------------     --------------------
   Total current liabilities                                        25,180                   28,161
                                                        --------------------     --------------------

Deferred income taxes                                                7,414                    4,380
Other long-term liabilities                                          2,268                    2,223
Long-term debt, excluding current installments                      78,891                   36,262
Long-term debt, convertible subordinated debentures                 40,000                   40,000
                                                        --------------------     --------------------
   Total liabilities                                               153,753                  111,026
                                                        --------------------     --------------------

Stockholders' equity:
  Common Stock                                                         282                      279
  Additional paid-in-capital                                       134,160                  133,390
  Accumulated deficit                                              (63,016)                 (57,430)
  Translation adjustment                                               303                     (160)
                                                        --------------------     --------------------
   Total stockholder's equity                                       71,729                   76,079
                                                        --------------------     --------------------
                                                       $           225,482      $           187,105
                                                        ====================     ====================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                         Three Months Ended       Three Months Ended
                                                            July 31, 1994            July 31, 1993
                                                        --------------------     --------------------
                                                             (Restated)
Operating revenues:
Wagering systems                                       $            26,564      $            15,464
Wagering equipment and other sales                                  14,572                    7,339
                                                        --------------------     --------------------
                                                                    41,136                   22,803
                                                        --------------------     --------------------

Operating expenses (exclusive of depreciation and
 amortization shown below):
Wagering systems                                                    18,346                    9,379
Inventory, equipment and contract adjustments                          340                       --
Wagering equipment and other sales                                  11,620                    3,032
                                                        --------------------     --------------------
                                                                    30,306                   12,411
                                                        --------------------     --------------------

Total gross profit                                                  10,830                   10,392
                                                        --------------------     --------------------

Selling, general and administrative expenses                         5,681                    2,395
Write-off of investments and other                                     186
Depreciation and amortization                                        6,032                    3,126
                                                        --------------------     --------------------

Operating income (loss)                                             (1,069)                   4,871
                                                        --------------------     --------------------

Other expenses
- --------------
Interest expense                                                     1,276                      476
Other expenses                                                         322                       --
                                                        --------------------     --------------------

Net earnings (loss) before income taxes (benefit)                   (2,667)                   4,395
                                                        --------------------     --------------------

Income taxes (benefit)                                                (453)                   1,028
                                                        --------------------     --------------------

Net earnings (loss)                                    $            (2,214)     $             3,367
                                                        ====================     ====================

Earnings (loss) per common share                       $             (0.08)     $              0.10
                                                        ====================     ====================

Weighted average number of common shares outstanding                28,196                   32,288
                                                        ====================     ====================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                Nine Months Ended        Nine Months Ended
                                                                  July 31, 1994            July 31, 1993
                                                               --------------------     --------------------
                                                                    (Restated)

Operating revenues:
Wagering systems                                              $            71,769      $            36,093
Wagering equipment and other sales                                         36,102                   16,455
                                                               --------------------     --------------------
                                                                          107,871                   52,548
                                                               --------------------     --------------------

Operating expenses (exclusive of depreciation and
 amortization shown below):
Wagering systems                                                           44,512                   20,845
Inventory, equipment and contract adjustments                               3,073                       --
Wagering equipment and other sales                                         24,078                    7,577
                                                               --------------------     --------------------
                                                                           71,663                   28,422
                                                               --------------------     --------------------

Total gross profit                                                         36,208                   24,126
                                                               --------------------     --------------------


Selling, general and administrative expenses                               15,603                    6,222
Write-off of investments and other                                          1,081                       --
Depreciation and amortization                                              17,218                    7,846
                                                               --------------------     --------------------

Operating income                                                            2,306                   10,058
                                                               --------------------     --------------------
Other expenses
- --------------
Interest expense                                                            3,912                    2,597
Other expense                                                                 117                       --
                                                               --------------------     --------------------

Earnings (loss) before income taxes (benefit)
   and extraordinary item                                                  (1,723)                   7,461
                                                               --------------------     --------------------

Income taxes (benefit)                                                       (359)                   1,979
                                                               --------------------     --------------------

Net earnings (loss) before extraordinary item                              (1,364)                   5,482
                                                               --------------------     --------------------

Extraordinary item:
  Write off of financing fees and expenses                                  4,222                       --
                                                               --------------------     --------------------
  Net earnings (loss)                                         $            (5,586)     $             5,482
                                                               ====================     ====================
Earnings (loss) per common share before extraordinary item    $             (0.05)     $              0.21

Extraordinary item                                                          (0.15)                      --
                                                               --------------------     --------------------
Earnings (loss) per common share                              $             (0.20)     $              0.21
                                                               ====================     ====================
Weighted average number of common shares outstanding                       28,097                   26,122
                                                               ====================     ====================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Thousands)

                                                                Nine Months Ended        Nine Months Ended
                                                                  July 31, 1994             July 31, 1993
                                                               --------------------     --------------------
                                                                    (Restated)
Cash flows from operating activities:
Net earnings (loss)                                           $            (5,586)     $             5,482
                                                               --------------------     --------------------
Adjustments to reconcile net earnings (loss) to
cash used in operating activities:
Depreciation and amortization                                              17,218                    7,846
Write-off of financing fees and expense                                     4,222                       --
Write-off of investments and other                                          1,081                       --
Changes in operating assets and liabilities:
  Accounts receivable                                                     (12,408)                  (8,765)
  Inventories                                                              (5,342)                  (6,150)
  Prepaids, deposits and other                                             (2,861)                  (2,568)
  Accounts payable                                                         (2,155)                     748
  Accrued liabilities                                                       1,397                     (183)
  Income taxes payable                                                     (1,654)                   1,720
   Other                                                                    1,729                   (2,193)
                                                               --------------------     --------------------
Total adjustments                                                           1,227                   (9,545)
                                                               --------------------     --------------------
Net cash used in operating activities                                      (4,359)                  (4,063)
                                                               --------------------     --------------------

Cash flows from investing activities:
Capital expenditures                                                      (12,072)                  (6,724)
Expenditures for equipment under wagering system
 contracts                                                                (28,247)                 (24,860)
Increase in other assets and investments                                   (4,251)                  (6,304)
Increase in marketing rights                                                   --                  (20,000)
                                                               --------------------     --------------------
Net cash used in investing activities                                     (44,570)                 (67,741)
                                                               --------------------     --------------------

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt                              42,060                  (14,647)
Net proceeds from issuance of common stock                                    773                   87,676
                                                               --------------------     --------------------
Net cash provided by financing activities                                  42,833                   73,029
                                                               --------------------     --------------------

Increase (decrease) in cash and cash equivalents                           (6,096)                   1,225
Cash and cash equivalents, beginning of period                             10,524                    1,221
                                                               --------------------     --------------------
Cash and cash equivalents, end of period                      $             4,428      $             2,446
                                                               ====================     ====================
Cash paid during the nine months ended:

Interest, net of amounts capitalized                          $             2,238      $             3,062
                                                               ====================     ====================
Income taxes                                                  $             1,287      $               186
                                                               ====================     ====================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Restatement

     The Company has restated its previously issued financial results for all of the quarters in the fiscal year ended October 31, 1994. The restated financial results relate principally to: (i) payments made to former Tele Control Group stockholders pursuant to contingent payment provisions in the Tele Control Group acquisition agreement as a result of the award of certain lottery contracts to the Tele Control Group; (ii) additional amortization and depreciation as a result of the final review of the allocation of purchase price and the useful life of goodwill and certain other assets, recorded in connection with the 1993 acquisitions of the Tele Control Group, the ETAG Group, Autotote Lottery and the right to operate the Connecticut OTB (the 1993 acquisitions); (iii) corrections to inventory, equipment and contract adjustments resulting in charges to the financial statements delivered by the sellers in connection with the Company's simulcasting acquisition on July 20, 1994 of Marvin H. Sugarman Productions, Inc. (MHSP), and Racing Technology, Inc. (RTI), for periods prior to the acquisition, and other factors. The acquisition of MHSP and RTI was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations for all periods prior to the acquisition.

     This Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994, which was filed with the Securities and Exchange Commission on February 24, 1995, and Form 10-Q/A filed for all of the quarters in the fiscal year ended October 31, 1994.

     For more information regarding the affect on the Company's consolidated financial statements related to the acquisition of MHSP and RTI, see Note 3 to the Annual Report on Form 10-K for the year ended October 31, 1994.

2.  Summary of Significant Accounting Principles

    (a) Principles of Consolidation

    The consolidated balance sheet as of July 31, 1994 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the nine month periods ended July 31, 1994 and 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods indicated have been made. The October 31, 1993 financial information was taken from statements audited by KPMG Peat Marwick LLP connection with the Company's annual audit.

     (b) Effect of Stock Splits

     Weighted average common shares and earnings (loss) per share have been adjusted to reflect the Company's 3 for 2 and 2 for 1 stock splits in the form of stock dividends effected in 1993.

3.   Inventories

                                                (In Thousands)

                                       (Unaudited)
                                      July 31, 1994     October 31, 1993
                                      -------------     ----------------
Parts.............................        $ 5,500            $ 9,230

Work in process...................         12,967              3,721

Ticket paper......................            491                665
                                          -------            -------

    Total.........................        $18,958            $13,616
                                          =======            =======

     For financial reporting purposes, at July 31, 1994 and October 31, 1993 costs for equipment associated with specific wagering system equipment contracts not yet placed in service are recorded as work in process. When the equipment is placed in service at facilities, the related costs are transferred from work in process to machinery and equipment.

     Under wagering systems contracts, the Company retains ownership of all equipment located at wagering facilities.

4.   Commitments and Contingencies

     As more fully discussed in Notes 10 and 18 to the Annual Report on Form 10-K for the year ended October 31, 1994, the Company was in violation of certain covenants with its bank. In addition, the Company and certain of its officers and directors were named as defendants in lawsuits alleging violation of certain federal securities laws.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Restatement

     As discussed in Note 1, the accompanying consolidated financial statements and Management's Discussion and Analysis have been restated.

Quarter Ended July 31, 1994 Compared to Quarter Ended July 31, 1993
- -------------------------------------------------------------------

     Revenue Analysis

     Total revenues increased 80% or $18.3 million to $41.1 million in the third quarter of fiscal 1994 from $22.8 million in the third quarter of fiscal 1993. The Company completed four acquisitions in the second half of 1993 which contributed revenues of $18.7 million in the third quarter of fiscal 1994 and $3.9 million in the third quarter of fiscal 1993. Wagering equipment and other sales, exclusive of $5.1 million in the fiscal 1994 period which includes the commencement of international lottery contracts and $0.2 million in the fiscal 1993 period of equipment sales revenues attributable to the 1993 acquisition of the TeleControl and GI Lottery subsidiaries, increased $1.0 million to $8.2 million in the third quarter of fiscal 1994 compared to $7.2 million in the third quarter of fiscal 1993. Wagering equipment sales revenues in the 1994 period included continued delivery of terminals to Italy's Totip pool, other foreign equipment sales and delivery of several sports wagering systems. Wagering system revenue, exclusive of $13.6 million in the fiscal 1994 period and $3.8 million in the fiscal 1993 period attributable to the 1993 acquisitions was $14.3 in the third quarter of fiscal 1994 compared to $11.7 million in the third quarter of fiscal 1993.

     Expense Analysis

     Gross margins on wagering equipment sales decreased from 59% in the 1993 period to 20% in the 1994 period due to payments made to former Tele Control Group stockholders pursuant to contingent payment provisions partially offset by the higher margins associated with foreign equipment and other sales. Gross margins on wagering systems decreased from 39% in third quarter of fiscal 1993 to 31% in the third quarter of 1994 reflecting higher variable cost nature of the operations of the Connecticut OTB and lower margins at the Company's simulcasting operations. Operating margins decreased from 21% in the third quarter of fiscal 1993 to 2.6% in the third quarter of fiscal 1994 principally due to contingent payments made to the Tele Control stockholders, the write-down of inventory and equipment and the expected gross margins on contracts in process at the Company's simulcasting operations, additional amortization and depreciation as a result of the final allocation of purchase price and the useful life of goodwill and certain other assets recorded in connection with the 1993 acquisitions and to write-off certain investments.

     Selling, general and administrative expenses, which include product development expenses, increased $3.3 million to $5.7 million in the third quarter of fiscal 1994 compared to $2.4 million in the third quarter of fiscal 1993. Contributing to this increase was $1.8 million in costs associated with the full quarter effect of operations for the companies acquired during the third quarter of 1993 coupled with increases in marketing expenses associated with the expansion of the Company's North American and international operations.

     Depreciation and amortization expense increased 93% to $6.0 million in the third quarter of fiscal 1994 as compared to $3.1 million in the third quarter of fiscal 1993. The increase is due primarily to additional amortization and depreciation as a result of the final allocation of purchase price and the useful life of goodwill and certain other assets recorded in connection with the 1993 acquisitions.

     Operating loss was $1.1 million in the third quarter of fiscal 1994, compared to operating income of $4.9 million in the third quarter of fiscal 1993, principally attributed to the factors described above partially offset by higher operating margins on international sales contracts.

     Interest expense increased $0.8 million to $1.3 million in the third quarter of fiscal 1994 compared to $0.5 million in the third quarter of fiscal 1993. The increase primarily reflects the increased borrowings associated with the construction of wagering system equipment and financing for the 1993 acquisitions.

     Income Taxes

     The Company recorded an income tax benefit of approximately 17% in the third quarter of fiscal 1994 compared to an income tax expense of approximately 23% in the third quarter of fiscal 1993. The effective rates for 1993 and 1994 differs from the U.S. statutory tax rate of 34% principally due to foreign earnings taxes at a lower income tax rate than the U.S. tax rate. The Company has not recognized the full tax benefit of its domestic operating losses due to the expectation that such operating losses are not likely to be realized.

     Net Earnings (Loss)

     Net loss for the third quarter of fiscal 1994 was $2.2 million or $0.08 per share compared to net earnings of $3.4 million or $0.10 per share in the third quarter of fiscal 1993. Per share earnings were calculated using 28.2 million weighted average shares outstanding in the third quarter of fiscal 1994, compared to 32.3 million weighted average shares outstanding in the third quarter of fiscal 1993.

Nine Months Ended July 31, 1994 Compared to Nine Months Ended July 31, 1993
- ---------------------------------------------------------------------------

     Revenue Analysis

     Total revenues increased 106% or $55.3 million to $107.9 million for the nine months ended July 31, 1994 from $52.5 million in the comparable period in fiscal 1993. Revenues for the nine months ended July 31, 1994 associated with the 1993 acquisitions amounted to $44.5 million. Wagering equipment sales, exclusive of $8.0 million in the fiscal 1994 period which includes commencement of international lottery contracts and $0.1 million in fiscal 1993 of equipment sales revenue attributable to the 1993 acquisitions of the TeleControl and GI Lottery subsidiaries, increased $11.7 million to $28.1 million in the nine months ended July 31, 1994 from $16.4 million in the comparable nine month period of fiscal 1993. Wagering equipment sales revenue in the 1994 period include continued delivery of terminals to Italy's Totip pool, other foreign sales and delivery of several sports wagering systems and equipment. Wagering systems revenue, exclusive of $36.6 million in fiscal 1994 and $3.8 million in fiscal 1993 attributable to the 1993 acquisitions, was $35.2 million in the nine months ended July 31, 1994, compared to $32.3 million in the comparable period of fiscal 1993. Fiscal 1994 nine months wagering systems revenues include revenues from new wagering system contracts which became operational during the previous 12 months. Partly offsetting this increase were the adverse affect of the severe winter weather in the Northeast, the California earthquake and rate reductions associated with contract renewals.

     Expense Analysis

     Gross margins on wagering equipment sales decreased to 33% in the 1994 period from 54% in the comparable period in 1993. Gross margins on wagering systems decreased from 42% in the nine months ended July 31, 1993 to 38% in the comparable period in fiscal 1994. Wagering equipment sales margins in fiscal 1994 decreased reflecting the contingent payments made to former Tele Control Group stockholders pursuant to contingent payment provisions. Wagering systems gross margins in fiscal 1994 reflect the high variable cost nature of the operations of the Connecticut OTB and lower margins at the Company's simulcasting operations.

     Selling, general and administrative expenses increased $9.4 million to $15.6 million in the nine months ended July 31, 1994 from $6.2 million in the comparable fiscal 1993 period. Contributing to this increase was $5.3 million in costs associated with the full year effect of operations for the companies acquired during 1993 as well as increases in marketing expenses associated with expansion of the Company's North American and international operations.

     Depreciation and amortization expense increased 121% to $17.2 million in the nine months ended July 31, 1994 compared to $7.8 million in the comparable fiscal 1993 period. The increase was principally due to the depreciation associated with $40.3 million in capital additions made during the 1994 period and additional amortization and depreciation as a result of the final allocation of purchase price and the useful life of goodwill and certain other assets recorded in connection with the 1993 acquisitions.

     Operating income was $2.3 million for the nine months ended July 31, 1994 compared to $10.1 million for the comparable fiscal 1993 period reflecting increased operating expenses from contingent payments made to former Tele Control stockholders, the write-down of certain assets and the expected gross margins on contracts in process and increased amortization and depreciation.

     Interest expense increased $1.3 million to $3.9 million in the nine months ended July 31, 1994 compared to $2.6 million in the comparable fiscal 1993 period. The increase primarily reflects the increased borrowing associated with the construction of wagering systems equipment and financing for the 1993 acquisitions.

     Income Taxes

     The Company recorded an income tax benefit of approximately 21% for the nine months ended July 31, 1994 compared to an income tax expense of approximately 27% in fiscal 1993. The rates for 1993 and 1994 differ from the U.S. statutory tax rate of 34% principally due to foreign earnings taxed at a lower income tax rate than the U.S. tax rate. The Company has not recognized the full tax benefit of its domestic operating losses due to the expectation that such operating losses are not likely to be recognized.

     Net Earnings (Loss)

     Net loss before extraordinary item for the nine months ended July 31, 1994 was $1.4 million or $0.05 per share compared to net earnings of $5.5 million or $0.21 per share in the comparable fiscal 1993 period. Net loss for the nine months ended July 31, 1994 was $5.6 million or $0.20 per share. Net earnings for fiscal 1994 include an extraordinary non-cash charge of $4.2 million to write-off financing fees and expenses associated with the Company's repayment of its senior credit facility. Earnings per share were calculated using 28.1 million weighted average shares outstanding in the fiscal 1994 period, compared to 26.1 million weighted average shares outstanding in the fiscal 1993 period.

Liquidity and Capital Resources

     The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays recouped over time from cash flows from contracts. New lottery contracts would also require substantial initial outlays. In the nine months ended July 31, 1994 the Company invested $28.2 million in expenditures for wagering and video gaming equipment under wagering systems contracts. The Company also invested $3.2 million in capital expenditures for leasehold improvements in its lottery operations and Connecticut OTB facilities, $8.2 million in capital expenditures for a major simulcasting facility in Windsor Locks, Connecticut and $2.3 million in simulcasting equipment associated with the acquisition of Sugarman Productions. In the nine months ended July 31, 1994 net cash used by operating activities was $8.6 million after giving effect to increases in accounts receivable of $12.4 million, inventories of $5.4 million, prepaid expenses of $2.9 million, accrued liabilities of $1.4 million, and decreases in accounts payable of $2.2 million, income taxes of $1.7 million, and all other assets and liabilities of $2.5 million. The Company generated cash of $16.9 million from net earnings and non-cash charges for depreciation, amortization and the one-time write-off of financing charges and write-off of certain assets. During the period, the Company financed its expenditures through borrowings under its senior credit facility.

     The amount of the Company's future capital expenditures for wagering systems equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering or gaming system unless the dates of operations and requirements of a new facility allow an existing system to be used at such facility. The Company anticipates total expenditures of approximately $55.5 million in fiscal 1994 for capital expenditures for wagering and gaming systems arising out of current commitments. At July 31, 1994, the Company's cash and cash equivalents totaled $4.4 million, versus $10.5 million at October 31, 1993. At July 31, 1994, $45.4 million was available under its revolving credit facility. The Company's wagering equipment sales customers fund portions of required expenditures in the form of advance payments. The Company's capital requirements continue to increase as a result of continued growth in its business. (See Note 4 to the consolidated financial statements.)

     The Company believes that its current capital resources, including operating cash flow, advance payments from customers and borrowing under the Company's senior credit facility, will be sufficient to satisfy the Company's capital commitments through fiscal 1994.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AUTOTOTE CORPORATION
                                       (Registrant)



                                       By: /s/ Philip G. Taggart
                                          ----------------------------
                                          Name:  Philip G. Taggart
                                          Title: Corporate Controller



Date:  June 14, 1995