Form 10-Q
period 1995-07-31
AUTOTOTE CORP
filed 1995-09-14
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ________________ to_______________

Commission File number:  0-13063

                             AUTOTOTE CORPORATION
                             --------------------
             Exact name of registrant as specified in its charter

     Delaware                                                81-0422894
    ---------                                                ----------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)



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

                             Yes  X      No __
                                 ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 13, 1995:
                              Class A Common Stock:  28,941,946
                              Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JULY 31, 1995
                                     INDEX


PART 1.             FINANCIAL INFORMATION

     Item 1.        Financial Statements

                       Consolidated Balance Sheets
                       July 31, 1995 (Unaudited) and
                       October 31, 1994.............................................       3

                       Consolidated Statements of Operations
                       Three Months Ended July 31, 1995
                       and 1994 (Unaudited).........................................       4

                       Consolidated Statements of Operations
                       Nine Months Ended July 31, 1995
                       and 1994 (Unaudited).........................................       5

                       Consolidated Statements of Cash Flows
                       Nine Months Ended July 31, 1995 and
                       1994 (Unaudited).............................................       6

                       Notes to Consolidated Financial
                       Statements (Unaudited).......................................       7-9

     Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations...................................................       10-14


PART II.            OTHER INFORMATION

     Item 1.        Legal Proceedings................................................      15

     Item 6.        Exhibits and Reports on Form 8-K.................................      15

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In Thousands)


                                                          July 31, 1995        October 31, 1994
                                                       -----------------     -------------------
ASSETS
------
Current Assets:
    Cash and cash equivalents                         $           9,261     $             6,743
    Accounts receivable, net                                     17,441                  27,492
    Income tax receivable                                           419                     579
    Inventories                                                  12,529                   7,730
    Unbilled receivables (see Note 5)                             6,341                   6,018
    Prepaids, deposits and other                                  3,329                   4,672
                                                       -----------------     -------------------
         Total current assets                                    49,320                  53,234
                                                       -----------------     -------------------

Property and equipment, at cost                                 190,655                 162,531
    Less accumulated depreciation                                62,366                  41,144
                                                       -----------------     -------------------
        Net property and equipment                              128,289                 121,387
                                                       -----------------     -------------------

Goodwill, less amortization                                      25,583                  23,052
Operating rights, less amortization                              18,125                  18,933
Other assets and investments                                     26,372                  25,666
                                                       -----------------     -------------------
                                                      $         247,689     $           242,272
                                                       =================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
    Notes payable and other short term borrowings     $           2,100     $               250
    Senior credit facility (see note 6)                         132,948                       -
    Current installments of long-term debt                        1,095                     792
    Accounts payable                                             17,678                  15,617
    Accrued liabilities                                          26,238                  17,164
    Income taxes payable                                          3,356                   3,548
                                                       -----------------     -------------------
         Total current liabilities                              183,415                  37,371
                                                       -----------------     -------------------
Deferred income taxes                                             4,075                   3,650
Other long-term liabilities                                       2,293                   2,367
Long-term debt, excluding current installments                    4,613                 103,163
Long-term debt, convertible subordinated debentures              40,000                  40,000
                                                       -----------------     -------------------
         Total liabilities                                      234,396                 186,551
                                                       -----------------     -------------------

Stockholders' Equity:
    Common stock                                                    290                     288
    Additional paid-in-capital                                  135,360                 134,864
    Accumulated deficit                                        (123,713)                (79,580)
    Treasury stock                                                 (295)                      -
    Translation adjustment                                        1,651                     149
                                                       -----------------     -------------------
         Total stockholders' equity                              13,293                  55,721
                                                       -----------------     -------------------
                                                      $         247,689     $           242,272
                                                       =================     ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)


                                                                Three Months Ended               Three Months Ended
                                                                   July 31, 1995                    July 31, 1994
                                                              ---------------------            ---------------------
Operating Revenues:
    Wagering systems                                         $               34,627           $               26,564
    Wagering equipment and other sales                                        4,095                           14,572
                                                              ----------------------           ----------------------
                                                                             38,722                           41,136
                                                              ----------------------           ----------------------

Operating expenses (exclusive of depreciation
  and amortization shown below):
    Wagering systems                                                         20,198                           18,346
    Inventory, equipment and contract adjustments                                 -                              340
    Wagering equipment and other sales                                        4,754                           11,620
                                                              ----------------------           ----------------------
                                                                             24,952                           30,306
                                                              ----------------------           ----------------------

    Total gross profit                                                       13,770                           10,830
                                                              ----------------------           ----------------------

Selling, general and administrative expenses                                  9,622                            5,681
Restructuring                                                                11,601                                -
Write-off of investments and other                                            6,640                              186
Depreciation and amortization                                                 8,925                            6,032
                                                              ----------------------           ----------------------

    Operating loss                                                          (23,018)                          (1,069)
                                                              ----------------------           ----------------------

Other (income) expense
    Interest expense                                                          5,549                            1,276
    Other (income) expense                                                       (4)                             322
                                                              ----------------------           ----------------------
                                                                              5,545                            1,598
                                                              ----------------------           ----------------------

    Loss before income taxes                                                (28,563)                          (2,667)

Income taxes (benefit)                                                          683                             (453)
                                                              ----------------------           ----------------------

Net loss                                                     $              (29,246)          $               (2,214)
                                                              ======================           ======================

Loss per common share:
    Net loss                                                 $                (1.01)          $                (0.08)
                                                              ======================           ======================

Weighted average number of common shares
    outstanding                                                              28,928                           28,196
                                                              ======================           ======================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands Except Per Share Amounts)

                                                                 Nine Months Ended             Nine Months Ended
                                                                   July 31, 1995                 July 31, 1994
                                                              ----------------------        ----------------------
Operating Revenues:
    Wagering systems                                         $               95,030        $               71,769
    Wagering equipment and other sales                                       11,941                        36,102
                                                              ----------------------        ----------------------
                                                                            106,971                       107,871
                                                              ----------------------        ----------------------

Operating expenses (exclusive of depreciation
  and amortization shown below):
    Wagering systems                                                         56,103                        44,512
    Inventory, equipment and contract adjustments                                 -                         3,073
    Wagering equipment and other sales                                        9,264                        24,078
                                                              ----------------------        ----------------------
                                                                             65,367                        71,663
                                                              ----------------------        ----------------------

    Total gross profit                                                       41,604                        36,208
                                                              ----------------------        ----------------------

Selling, general and administrative expenses                                 27,226                        15,603
Restructuring                                                                11,601                             -
Write-off of investments and other                                            6,640                         1,081
Depreciation and amortization                                                25,423                        17,218
                                                              ----------------------        ----------------------

    Operating income (loss)                                                 (29,286)                        2,306
                                                              ----------------------        ----------------------

Other (income) expense
    Interest expense                                                         12,706                         3,912
    Other (income) expense                                                      141                           117
                                                              ----------------------        ----------------------
                                                                             12,847                         4,029
                                                              ----------------------        ----------------------

    Loss before income taxes and
       extraordinary item                                                   (42,133)                       (1,723)

Income taxes (benefit)                                                        2,002                          (359)
                                                              ----------------------        ----------------------

Net loss before extraordinary item                                          (44,135)                       (1,364)

Extraordinary item
    (Write-off of financing fees and expenses)                                    -                         4,222
                                                              ----------------------        ----------------------

    Net loss                                                 $              (44,135)       $               (5,586)
                                                              ======================        ======================

Loss per common share:
    Loss before extraordinary item                                            (1.53)                        (0.05)
    Extraordinary item                                                            -                         (0.15)
                                                              ----------------------        ----------------------
Net loss per common share                                    $                (1.53)       $                (0.20)
                                                              ======================        ======================
Weighted average number of common shares
    outstanding                                                              28,884                        28,097
                                                              ======================        ======================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                 Nine Months Ended          Nine Months Ended
                                                                   July 31, 1995              July 31, 1994
                                                              ----------------------      ----------------------
Cash flows from operating activities:
    Net loss                                                    $           (44,135)        $            (5,586)
                                                              ----------------------      ----------------------
    Adjustments to reconcile net loss to cash
        provided by (used in) operating activities:
        Depreciation and amortization                                        25,423                      17,218
        Write-off of financing fees & expense                                   321                       4,222
        Restructuring                                                        11,478
        Write-off of investments and other                                    6,640                       1,081
        Loss on sale of assets                                                  302
        Changes in operating assets and liabilities
               Accounts receivable                                           11,501                     (12,408)
               Inventories                                                   (9,183)                     (5,342)
               Prepaids, deposits and other                                    (218)                     (2,861)
               Accounts payable                                               5,341                      (2,155)
               Accrued liabilities                                              914                       1,397
               Income taxes payable                                            (493)                     (1,654)
               Other                                                          2,123                       1,729
                                                              ----------------------      ----------------------
        Total adjustments                                                    54,149                       1,227
                                                              ----------------------      ----------------------
Net cash provided by (used in) operating activities                          10,014                      (4,359)
                                                              ----------------------      ----------------------

Cash flows from investing activities:
    Capital expenditures                                                     (8,861)                    (12,072)
    Expenditures for equipment under wagering system
     contracts                                                               (9,588)                    (28,247)
    Increase in other assets and investments                                 (7,667)                     (4,251)
    Purchase of companies, net of cash acquired                             (15,996)                          -
    Proceeds from the sale of assets                                            684                           -
                                                              ----------------------      ----------------------
Net cash used in investing activities                                       (41,428)                    (44,570)
                                                              ----------------------      ----------------------

Cash flows from financing activities:
    Net borrowings (repayments) on lines-of-credit and other
        short-term facilities                                                33,600                           -
    Proceeds from issuance of long-term debt                                  1,332                      42,060
    Payments on long-term debt                                               (1,205)                          -
    Net proceeds from issuance of common stock                                  205                         773
                                                              ----------------------      ----------------------
Net cash provided by financing activities                                    33,932                      42,833
                                                              ----------------------      ----------------------
Increase/(Decrease) in cash and cash equivalents                              2,518                      (6,096)
Cash and cash equivalents, beginning of period                                6,743                      10,524
                                                              ----------------------      ----------------------
Cash and cash equivalents, end of period                        $             9,261         $             4,428
                                                              ======================      ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                      $             9,817         $             2,238
                                                              ======================      ======================
  Income taxes                                                  $               311         $             1,287
                                                              ======================      ======================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1)   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of July 31, 1995 and the consolidated statements of operations for the three and nine month periods ended July 31, 1995 and 1994, and consolidated statements of cash flows for the nine months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 31, 1994 Annual Report on form 10-K. The results of operations for the period ended July 31, 1995 are not necessarily indicative of the operating results for the full year.

     Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)   UNUSUAL ITEMS

     The third quarter results included unusual charges of $22.8 million, substantially resulting from the Company's restructuring, certain valuation adjustments, and bank credit agreement fees. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, $.1 million of which was made in the third quarter and the balance to be made over the next twelve months. Restructuring charges of $11.6 million were attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international activities, including the closure of the Company's manufacturing facility in Ballymahon, Ireland. The write-off of investments and other noncurrent assets of $6.6 million included $2.7 million attributable to the Company's Mexican video gaming machine contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable to other assets. The third quarter included $1.7 million in bank financing costs primarily relating to a waiver of certain financial covenant violations of the Company's senior bank credit facility agreement. The remaining charges included miscellaneous asset valuation adjustments and severance.

3)   ACQUISITIONS

     In January 1995, the Company acquired substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group Inc.) ("IDB") and the rights and obligations under leases relating to eight (8) C-band satellite transponders for a purchase price of $13.7 million in cash. The acquisition has been accounted for by the purchase

3)   ACQUISITIONS (CONTD.)

method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on preliminary estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $2.8 million and has been recorded as goodwill, which is being amortized over 5 years.

     In November 1994, the Company acquired 80% of the outstanding stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French off-track betting network and other customers, for $2.3 million. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $1.3 million and has been recorded as goodwill, which is being amortized over 5 years.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the respective dates of the acquisitions.

4)   INVENTORIES

     Inventories consist of the following:
                                              JULY  31,    OCTOBER 31,
                                                1995           1994
                                                ----           ----

       Parts                                 $    4,938    $     3,579
       Work-in-Process                            6,106          3,271
       Finished Goods                             1,164            443
                                             ----------    -----------
                                                 12,208          7,293
       Ticket Paper                                 321            437
                                             ----------    -----------
       Total                                 $   12,529    $     7,730
                                             ==========    ===========

5)   UNBILLED RECEIVABLES

     Unbilled receivables represents costs and related earnings in excess of payments made by customers on software development contracts in Europe.

6)   DEBT

     The Company has classified $132.9 million of outstanding loans under its senior bank credit facility as a current liability as of July 31, 1995, since the Company was in violation of certain financial covenants as of that date. The Company's senior bank credit facility was amended by a Waiver, Consent, Agreement and Fifth Amendment, dated as of July 19, 1995, effective July 14, 1995, and a Consent Agreement and Sixth Amendment, dated as of August 30, 1995, (collectively, the "Amendments"), to, among other things, waive these covenant violations through October 14, 1995 (the "Waiver Period"). Under the terms of the Amendments, the Company is required to meet certain conditions at various times during the Waiver Period, including (a) by September 8, 1995, making satisfactory arrangements for the long-term deferral of all cash payments otherwise due during the Waiver Period on the Company's subordinated debt, (b) by September 14, 1995, making satisfactory arrangements for raising $5 million through the issuance of equity or asset sales, (c) issuing to the bank group warrants to purchase 385,000 shares of the Company's Class A Common Stock, which warrants were issued on September 13, 1995, and (d) satisfying certain revised financial covenants. The Amendments also restrict the Company's capital expenditures, acquisitions, sale of equity and assets, and incurrence of lease and debt obligations. On September 13, 1995, the Company received written consents from its bank group that (i) certain arrangements with the holders of the Company's subordinated debt for a temporary deferral of cash payments until October 5, 1995, satisfy the condition referred to in (a) above until October 2, 1995, provided that on or prior to October 2, 1995, the Company enters into satisfactory arrangements for such long-term deferral of certain cash payments on its subordinated debt, and (ii) certain arrangements for a proposed issuance of 9% Convertible Subordinated Debentures satisfy the condition referred to in
(b) above.

     The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing needs and alternatives.

7)   LITIGATION

     The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995. The putative class consists of purchasers of Class A Common Stock and put and call options between March 1994 and January 1995. The consolidated class action complaint alleges that the Company and certain of its officers and directors violated federal securities laws and seeks remedies of unspecified monetary damages and awards of fees and expenses. The defendants answered the complaint in August 1995, denying any violation of federal securities law. Discovery has commenced pursuant to a court ordered discovery plan. The likelihood of success and the ultimate outcome of the consolidated litigation cannot be evaluated until discovery is complete.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF  OPERATIONS

     The following discussion addresses the financial condition of the Company as of July 31, 1995 and the results of operations for the three and nine months periods ended July 31, 1995, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1994 included in the Company's Annual Report on Form 10-K

THIRD QUARTER FISCAL 1995 COMPARED TO THIRD QUARTER FISCAL 1994

     REVENUE ANALYSIS

     Revenues decreased 6% or $2.4 million to $38.7 million in the third quarter of fiscal 1995 from $41.1 million in the third quarter of fiscal 1994. The decrease is primarily attributable to a decline in wagering equipment and other sales of $10.5 million, largely reflecting a $6.9 million sale in the third quarter of 1994 of MAX 2000 terminals to Italy's TOTIP pool and $4.3 million in 1994 revenues associated with the commencement of certain international lottery contracts. Offsetting this decline was an increase in wagering system revenues of $8.0 million reflecting improvements for the Company's Connecticut off-track betting and North American pari-mutuel operations, and significant growth in simulcasting revenues as a result of the first quarter 1995 acquisition of substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly the IDB Communications Group, Inc.) ("IDB"). Also, included in third quarter 1995 results are $2.4 million in wagering system revenue and $.7 million in wagering equipment and other sales attributable to the Company's first quarter 1995 acquisition of a French pari-mutuel concern ("SEPMO").

     EXPENSE ANALYSIS

     Total gross margin improved $2.9 million, or 27% to $13.8 million in the third quarter of 1995, largely reflecting margin improvement for international lottery operations (including the effect of 1994 contingent payments made to former Tele Control stockholders), simulcasting operations, and the Company's off-track betting franchise in Connecticut. These improvements were partially offset by inclusion in the third quarter 1994 gross margin of $2.4 million relating to the sale of MAX 2000 terminals to Italy's TOTIP pool. Third quarter 1995 included $1.3 million attributable to the SEPMO acquisition.

     Selling, general and administrative expenses increased 69% to $9.6 million in the third quarter of 1995 compared to $5.7 million in the third quarter of 1994. The increase in SG&A expense included $1.0 million attributable to the operations of SEPMO, and increased expenses for international lottery operations, bad debt, severance, market development, legal and other professional fees.

     The third quarter results included restructuring charges of $11.6 million attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international support activities, including the closure of the Company's manufacturing facility in Ballymahon, Ireland. The write-off of investments and other noncurrent assets of $6.6 million included $2.7 million attributable to the Company's Mexican video gaming machine contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable other assets. See Note 2 to the Consolidated Financial Statements.

     Depreciation and amortization expenses increased 48% to $8.9 million in the third quarter of 1995 compared to $6.0 million in the third quarter of fiscal 1994. The increased depreciation and amortization was primarily due to fiscal 1994 capital additions for North American pari-mutuel and video gaming operations, and the first quarter 1995 acquisitions of SEPMO and the simulcasting assets of IDB.

     Interest expense increased $4.3 million to $5.5 million in the second quarter of 1995, principally reflecting increased borrowings to finance 1994 capital additions in North American pari-mutuel and video gaming operations, first quarter 1995 acquisitions, $1.7 million in bank credit agreement fees and other financing costs primarily relating to a waiver of certain financial covenant violations of the Company's senior bank credit facility agreement, and the capitalization of certain 1994 interest in connection with capital projects.


NINE MONTHS ENDED JULY 31, 1995 COMPARED TO NINE MONTHS ENDED JULY 31, 1994

     REVENUE ANALYSIS

     Revenues marginally decreased to $107.0 million in fiscal 1995 from $107.9 million in the prior year period. Wagering system revenues increased $23.3 million or 32% to $95.0 million, compared to $71.8 million in the prior year period. The wagering systems revenues increase reflected continued improvements in the Company's North American pari-mutuel and off-track betting businesses; significant growth in simulcasting operations, largely reflecting the 1995 IDB simulcasting asset acquisition; and increased revenues for the Company's European lottery operations. Offsetting this improvement was a decline in wagering equipment and other sales of $24.2 million to $11.9 million, primarily due to 1994 revenues of $20.0 million relating to the sale of MAX 2000 terminals to Italy's TOTIP pool and $4.3 million in 1994 revenues associated with the commencement of certain international lottery contracts. Included in the nine month 1995 results were $6.1 million in wagering systems revenues and $2.8 million in wagering equipment and other sales attributable to the Company's first quarter 1995 acquisition of a French pari-mutuel concern ("SEPMO").

     EXPENSE ANALYSIS

     Total gross margin increased $5.4 million, or 15% to $41.6 million in fiscal 1995 as compared to $36.2 million in the prior year period. Excluding 1994 charges of $3.1 million for inventory, equipment and contract adjustments principally relating to simulcasting operations, total gross margin increased $2.3 million, principally reflecting improvements in simulcasting, international lottery operations including the effect of 1994 contingent payments made to former Tele Control stockholders, North American pari-mutuel, and the first quarter 1995 acquisition of SEPMO. Offsetting these improvements was the inclusion in 1994 gross margin of $7.3 million attributable to the sale of MAX 2000 terminals.

     Selling, general and administrative expenses increased 75% to $27.2 million in the 1995 period compared to $15.6 million in the prior year period. The increase in SG&A expense included $3.0 million attributable to the operations of SEPMO, increased expenses for market development , legal and other professional fees; and increases relating to the servicing of North America pari-mutuel and video gaming customers.

     The nine months of fiscal 1995 included restructuring charges of $11.6 million attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international support activities, including the closure of the Company's manufacturing facility in Ballymahon, Ireland. The 1995 write-off of investments and other noncurrent assets of $6.6 million included $2.7 million attributable to the Company's Mexican video gaming machine contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable other assets. See Note 2 to the Consolidated Financial Statements. The first nine months of 1994 included $1.1 million in investments, write-offs and other valuation adjustments.

     Depreciation and amortization expenses increased 48% to $25.4 million in the 1995 period compared to $17.2 million in the 1994 period. The increased depreciation and amortization was primarily due to capital additions for North American pari-mutuel and video gaming operations, and the first quarter 1995 acquisitions of SEPMO and the simulcasting assets of IDB.

     Interest expense increased $8.8 million to $12.7 million in the 1995 period compared to $3.9 million in fiscal 1994, principally reflecting increased borrowings to finance capital additions in North American pari-mutuel and video gaming operations, first quarter 1995 acquisitions, $2.4 million in 1995 bank credit agreement fees and other financing costs primarily relating to a waiver of certain financial covenant violations of the Company's senior bank credit facility agreement, and the capitalization of certain 1994 interest in connection with capital projects.

     Fiscal 1994 results included a write-off of deferred financing fees relating to the 1993 Senior Bank Credit facility. The write-off of these fees was classified as an extraordinary item.

INCOME TAXES

     Income tax expense was $2.0 million in the 1995 period as compared to a benefit of $0.4 million in the 1994 period. Income tax expense for the 1995 period principally reflects foreign tax expense. No tax benefit has been recognized on domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays which are recouped over time from cash flows from the contracts. The amounts of the Company's future capital expenditures for wagering systems equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new wagering facility allow an existing system to be used at such facility. Under some circumstances, the Company may be required to begin manufacture of wagering systems prior to award of a contract in a competitive bidding situation. Expenditures related to the sale of the Company's wagering equipment are generally funded, in part, by customer advance payments.

          Net cash provided by operating activities was $10.0 million for the nine months of fiscal 1995, primarily attributable to improved collection of accounts receivable and timing of certain payments, partially offset by increases in inventories. At July 31, 1995, the Company had cash and cash equivalents of $9.3 million as compared to $6.7 million at October 31, 1994.

     Net cash used in investing activities was $41.4 million for the nine months of 1995. With proceeds from the senior bank credit facility, the Company acquired, substantially all of the simulcasting assets of IDB and the rights and obligations relating to eight (8) C-band satellite transponders for $13.7 million. Investments of $9.6 million were made in equipment under wagering and simulcasting contracts. Additionally, $8.9 million was invested in capital expenditures, of which $5.6 million represents expenditures related to the Company's simulcasting facilities located in Connecticut and $2.3 million represents the construction of a building in Las Vegas. Approximately $2.3 million was invested to acquire 80% of the holding company of SEPMO S.A., a supplier of wagering systems and services to the French off-track betting network and other customers.

     Net cash provided by financing activities consisted primarily of borrowings of $31.5 million from the senior bank credit facility, of which $13.7 was used to purchase substantially all of the simulcasting assets of IDB and the rights and obligations under leases relating to eight (8) C-band satellite transponders, and $2.1 million borrowed under a construction loan facility to fund construction of the building in Las Vegas.

     The Company has classified $132.9 million of outstanding loans under its senior bank credit facility as a current liability as of July 31, 1995, since the Company was in violation of certain financial covenants as of that date.
The Company's senior bank credit facility was amended by a Waiver, Consent, Agreement and Fifth Amendment, dated as of July 19, 1995, effective July 14, 1995, and a Consent Agreement and Sixth Amendment, dated as of August 30, 1995, (collectively, the "Amendments"), to, among other things, waive these covenant violations through October 14, 1995 (the "Waiver Period"). Under the terms of the Amendments, the Company is required to meet certain conditions at various times during the Waiver Period, including (a) by September 8, 1995, making satisfactory arrangements for the long-term deferral of all cash payments otherwise due during the Waiver Period on the Company's subordinated debt, (b) by September 14, 1995, making satisfactory arrangements for raising $5 million through the issuance of equity or asset sales, (c) issuing to the bank group warrants to purchase 385,000 shares of the Company's Class A Common Stock, which warrants were issued on September 13, 1995, and (d) satisfying certain revised financial covenants. The Amendments also restrict the Company's capital expenditures, acquisitions, sale of equity and assets, and incurrence of lease and debt obligations. On September 13, 1995, the Company received written consents from its bank group that (i) certain arrangements with the holders of the Company's subordinated debt for a temporary deferral of cash payments until October 5, 1995, satisfy the condition referred to in (a) above until October 2, 1995, provided that on or prior to October 2, 1995, the Company enters into satisfactory arrangements for such long-term deferral of certain cash payments on its subordinated debt, and (ii) certain arrangements for a proposed issuance of 9% Convertible Subordinated Debentures satisfy the condition referred to in
(b) above. The Company is engaged in active discussions with its bank group to address ongoing compliance with the senior bank credit facility and to address future financing needs and alternatives.

     The financial results included unusual charges of $22.8 million substantially resulting from the Company's restructuring, certain valuation adjustments and bank credit agreement fees. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, $.1 million of which was made in the third quarter and the balance to be made over the next twelve months.

     The Company believes that additional sources of capital will be required to satisfy anticipated capital needs arising from current commitments. The Company is currently exploring financing alternatives and asset sales to meet its capital requirements while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JULY 31, 1995



PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995. The putative class consists of purchasers of Class A Common Stock and put and call options between March 1994 and January 1995. The consolidated class action complaint alleges that the Company and certain of its officers and directors violated federal securities laws and seeks remedies of unspecified monetary damages and awards of fees and expenses. The defendants answered the complaint in August 1995, denying any violation of federal securities law. Discovery has commenced pursuant to a court ordered discovery plan. The likelihood of success and the ultimate outcome of the consolidated litigation cannot be evaluated until discovery is complete.

                                                                   Page
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                       Number

           (a)  Exhibits

                Exhibit 3(i) - Restated Certificate
                of Incorporation as filed with the
                Secretary of State of Delaware on
                June 29, 1995.                                      17

                Exhibit 27 - Financial Data Schedule                25

           (b) No reports on Form 8-K were filed during the third quarter of fiscal 1995.

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



Dated:   September 14, 1995