Form 10-K
period 1995-10-31
AUTOTOTE CORP
filed 1996-01-29
CIK 750004

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K


 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1995,

                                      OR


 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______ TO ______


                        COMMISSION FILE NUMBER: 0-13063

                             AUTOTOTE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              81-0422894
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   750 LEXINGTON AVENUE, 25TH FLOOR
           NEW YORK, NEW YORK                            10022
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (212) 754-2233

       Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Class A Common
                             Stock, $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ---

  The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 25, 1996, was approximately $72,748,583 (based on the last sale price of such stock as reported by NASDAQ National Market).

                       EXHIBIT INDEX APPEARS ON PAGE 72

================================================================================

                        [LOGO OF AUTOTOTE APPEARS HERE]



                        1995 ANNUAL REPORT AND FORM 10-K

     AUTOTOTE CORPORATION designs and sells computerized wagering equipment and provides facilities management for use in racetracks, off-track wagering, lotteries and legalized sports betting facilities. The Company's systems are in place in the United States, Europe, Central and South America, Canada, Mexico, New Zealand, China and the Far East.

AS OF JANUARY 25, 1996, 30,942,295 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE ("CLASS A COMMON STOCK"), WERE ISSUED AND OUTSTANDING.

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Autotote Corporation ("Autotote" or the "Company") believes it is one of the leading worldwide providers of computerized pari-mutuel wagering systems due to its customer base and its position in the North American market and the experience of the Company's officers in the industry. The Company believes that it is the leading provider of pari-mutuel wagering systems in North America, based on gross monies wagered ("Handle") as well as industry experience of the Company's officers.

  The Company was originally incorporated in the state of Delaware under the name United Tote, Inc. on July 2, 1984.

  FOR INFORMATION ON THE COMPANY'S BUSINESS AND GEOGRAPHIC SEGMENTS, SEE NOTE 22 TO CONSOLIDATED FINANCIAL STATEMENTS.

PARI-MUTUEL SYSTEMS

  The Company's pari-mutuel customers include some of the largest North American pari-mutuel facilities, such as Southern California Off-Track Wagering, Inc., the Ontario Jockey Club and the New York Racing Association. Each customer of the Company usually enters into a service contract, which generally has a term of five years, and pursuant to which the Company provides the pari-mutuel system, as well as the operations, maintenance and supervisory personnel necessary to operate the system, while the mutuel clerks who issue tickets on the Company's teller-operated terminals to patrons of the facility are employed by the facility. Under the service contracts, the Company retains ownership of the equipment. Additional software and other support functions are provided by the Company.

  Revenues received by the Company from the operation of its pari-mutuel wagering systems are generally based upon a percentage of the Handle, subject in many instances to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under the Company's service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility and the reliability of the predicted number of racing days to occur during the term of the contract. The Company's larger contracts generally do not provide for minimum payments.

  In its service contracts, the Company makes certain warranties which may cover one or more of the following requirements: (i) that the wagering system operate in accordance with certain specifications, pass certain acceptance tests, and be installed and operational by a certain date, (ii) that the Company maintain the system in good, accurate and efficient operating condition, (iii) that the Company keep a certain level of spare equipment on hand, (iv) that the system not cease to be operational for more than a specified number of races or period of time, and (v) that counterfeit tickets not be accepted and processed. Upon a breach of such warranties, the Company generally is responsible for liquidated damages, which may be substantial, subject in some cases to a maximum daily and/or annual amount. These provisions present ongoing potential for substantial expense. The Company maintains insurance against certain losses arising out of breaches of warranties and damages payable pursuant to such contract damages clauses, with a deductible of $50,000 per error and a coverage limit of $11 million. This insurance is designed to protect the Company against claims for damages resulting from major computer related interruptions, but does not cover the failure to make terminal repairs on a timely basis. Although the Company believes that these levels of insurance are adequate for its needs, there can be no assurance that the Company will be able to continue to obtain such insurance on reasonable terms or at all or that such insurance will be sufficient to protect the Company against material loss. Liquidated damages paid by the Company equaled less than 1/2 of 1% of operating revenues for each of the fiscal years 1995, 1994 and 1993 (the Company's fiscal year ends on October 31), respectively. As a general matter, all of the Company's wagering systems contracts contain liquidated damages provisions.

NETWORKS

  As part of its strategy to enable its pari-mutuel customers to increase Handle by offering additional wagering opportunities to the public, the Company has created regional networks which transmit wagering data between tracks, off-track betting ("OTB") facilities and casinos. The Company has established networks in California, Florida, Illinois, Pennsylvania, West Virginia, Connecticut, New Jersey, Washington, Oregon, Michigan, Ontario, Alberta, Puerto Rico and Mexico and has also developed national networks, one linking Nevada casinos with racetracks throughout the country, another linking nine casinos in Atlantic City, New Jersey with racetracks in other locations, and another linking racetracks in the United States to OTB facilities in Mexico.

SIMULCASTING

  The Company believes that simulcasting live racing is a significant avenue for growth in the racing industry. Simulcasting is the process of transmitting the audio and video signal of a live racing performance from a track to a satellite for retransmission to wagering locations around the country. Simulcasting provides racetracks the opportunity to increase revenues by receiving transmissions from other racetracks and sending their signals to as many wagering locations as possible. In its simulcasting operations, the Company receives a per transmission fixed fee and normally receives an additional monthly fixed fee for decoders.

  On July 20, 1994, the Company acquired Marvin H. Sugarman Productions, Inc. and its affiliate, Racing Technology, Inc., sports simulcasting companies and established a new subsidiary, Autotote Communications Services, Inc., to provide simulcasting services. The Company believes that Autotote Communication Services, Inc. is a leading simulcaster of live horse and greyhound racing events to OTB patrons in North America. Autotote Communication Services, Inc. currently simulcasts races from racetracks to numerous OTB sites and racetracks throughout the United States and the Caribbean. Autotote Communication Services, Inc. uses digital technology to simulcast racing events to over 850 OTB sites. The Company believes that this technology will further its strategy with respect to the North American simulcasting business by enabling the Company to launch new interactive and transactional channels on an expanded network.

  In fiscal 1995, the Company expanded its North American simulcasting business by acquiring substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group, Inc.) ("IDB") and the rights and obligations under leases relating to eight C-band satellite transponders on the Hughes Communications Galaxy-VI Satellite for $13.7 million in cash.

  From time to time, satellite transponder time not used for providing simulcasting services to the racing industry is sold to other users of satellite transponders. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) The Company sold some of its transponder time in satisfaction of requirements of a Waiver (as such term is defined below) to the Company's Senior Bank Credit Facility.

VIDEO GAMING

  The Company's latest wagering terminal, the PROBE(R) XLC, functions in video gaming applications such as keno, video poker and other games. The Company believes video gaming machines ("VGMs") are more likely to be approved for operation at racetracks than at other locations, since racetracks already provide a form of wagering and are subject to an existing regulatory structure. Accordingly, the Company believes that it is well positioned to participate in the VGM market if the trend of legalizing VGMs continues. The Company has installed an aggregate of 1,000 PROBE(R) XLC terminals, communications equipment and related equipment at two racetracks in West Virginia, for which it is compensated based on a percentage of net terminal income. In addition, the Company sold a system, terminals and communications equipment to the Manitoba Lottery Commission. The Company also entered into a contract in April 1994 to supply VGMs in Mexico. While initial shipment of approximately 600 terminals to Mexico took place in 1994, continued economic and political turmoil in Mexico has caused the Company to conclude that any revenue from this project is unlikely and as a result the Company incurred a charge in fiscal 1995 of $2.7 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations). In fiscal 1995, the Company also received an initial VGM order for New Zealand with additional orders from that country anticipated to be received in fiscal 1996.

SPORTS WAGERING

  The Company provides sports wagering systems to 107 out of 113 facilities in Nevada and at the leading operator of sports wagering facilities in Mexico. Casinos and other sports wagering facilities generally purchase the computerized wagering system from the Company and enter into an agreement with the Company for repair and maintenance of the system and software support. Under purchase agreements, the Company sells its sports wagering system to the facility and provides training for the system operators and sell/cash terminal clerks. The Company does not generally provide the operations and supervisory personnel necessary to operate the system as it does with pari-mutuel wagering systems.

INTERNATIONAL PARI-MUTUEL OPERATIONS

  In servicing export markets, the Company generally sells, delivers and installs pari-mutuel wagering systems rather than operating them pursuant to service contracts. The Company generally designs a customized system to meet the unique needs of each customer, including game designs, language preferences, network communications standards and other key elements. The Company also provides the customer with a royalty-free license for use of the Company's proprietary system software, as well as technical assistance, support, accessories and spare parts. The Company's personnel participate in the installation and then train the customer's personnel. In addition to terminal and equipment sales in a total of 20 countries, the Company has installed central "hub" systems in Denmark, Finland, Korea, Chile, Venezuela, Panama, Argentina, Germany and Mexico.

  In its international sales contracts, the Company makes certain warranties and may provide performance bonds regarding the operation and reliability of its pari-mutuel wagering systems. The terms of such bonds may require significant collateral in the form of cash, cash equivalents or letters of credit. In the case of such international contracts, liquidated damages may be payable by the Company in the event of late deliveries and/or a portion of the purchase price may be retained to secure the Company's performance. The Company maintains insurance against losses arising out of breach of warranty and payable pursuant to such contract damages clauses with a deductible of $50,000 per error and with a coverage limit of $11 million. To date, the Company has not paid liquidated damages in connection with its international sales.

  The Company's acquisition of ETAG Electronic Totalisator AG and its affiliates (collectively, the "ETAG Group") in fiscal 1993 increased the Company's participation in the international pari-mutuel market through the provision of wagering equipment and services. The ETAG Group provides pari-mutuel wagering systems and certain linked services to approximately 35 racetracks in Germany and Austria, including all of the harness racetracks in such countries. A 50%-owned ETAG Group affiliate operates four OTB parlors in Germany under service contracts.

  On November 1, 1994, the Company acquired 80% of the capital stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services, for $281,000 plus acquisition related costs. In addition to the purchase consideration, the Company concurrently advanced the SEPMO holding company approximately $2.0 million for purposes of repaying certain convertible debt and purchasing the minority holdings in certain subsidiary companies. In July 1995, a scheduled purchase of an additional 5% of the holding Company of SEPMO was made for $61,000. The remaining 15% of the capital stock of the holding company of SEPMO is scheduled to be purchased over a period of three years at a purchase price to be determined by a formula based on the results of operations of SEPMO on a consolidated basis, provided that the aggregate purchase price for such additional shares will be at least the equivalent of 3 million French francs and not in excess of the equivalent of 9 million French francs (approximately $600,000 and $1,800,000, respectively, based on exchange rates in effect at October 31, 1995). SEPMO currently provides wagering systems to approximately 45 racetracks and 430 terminals at 120 OTB locations throughout France. SEPMO also provides wagering systems to customers in Turkey, the Middle East and North Africa.

  In December 1994, the Company entered into a preliminary agreement to acquire an 88% interest in certain gaming and information technology assets of Elettronica Ingegneria Sistemi S.p.A. ("EIS"), an Italian company which designs and develops integrated computer and communications networks and software for pari-mutuel and lottery applications. While the Company has decided not to pursue the acquisition, it maintains a close relationship with EIS. In fiscal 1994, the Company had sales of approximately $27.3 million to EIS consisting mainly of sales of TOTIP terminals. See "Lottery Systems" below. In fiscal 1995, the Company had sales of approximately $2.0 million to EIS which consisted mainly of sales of pari-mutuel terminals and equipment.

OPERATION OF OFF-TRACK BETTING ESTABLISHMENTS

  The Company currently operates 11 OTB locations statewide including teletheaters in New Haven and Windsor Locks, Connecticut. In July 1993, the Company, through its Autotote Enterprises, Inc. ("AEI") subsidiary, purchased the exclusive right to operate the Connecticut OTB system from the State of Connecticut. On April 27, 1995, the Company opened its simulcast/multi-entertainment facility in New Haven, Connecticut called Sports Haven(TM). As a result, wagering in the New Haven area has shown daily increases of over 150% compared to wagering at the Company's former location in the New Haven Coliseum. This new facility features simulcasting, dining facilities, a sports bar, a disco and dance floor, a game room and multiple food and beverage facilities. The Company also continues to modernize and upgrade the Connecticut OTB and to expand its simulcasting from racetracks throughout the country. In offering its patrons signals from over 50 Thoroughbred, Standardbred, Greyhound tracks and Jai Alai frontons, the Connecticut OTB has become the largest simulcast operation in terms of signals offered in the United States.

  The operation of the Connecticut OTB subjects the Company to a Connecticut pari-mutuel tax of 3 1/2% of all monies wagered and requires the Company to pay liquidated damages in the event that certain performance standards are not met. The percentage of total Handle which the Company may receive as operating revenues from the Connecticut OTB is determined by law and ranges from 15% to 25%, depending on the type of wagers for events occurring in the State of Connecticut, and varies with respect to events which occur in other states. The Company believes its success in managing the privatization of the Connecticut OTB system may provide additional privatization opportunities in other states.

LOTTERY SYSTEMS

  Through its subsidiary Autotote Lottery Corporation ("Autotote Lottery"), the Company operates the Connecticut State Lottery, providing all equipment, personnel and services necessary to operate the lottery network while retaining title to the equipment. The Company has installed its latest generation lottery system, utilizing its UNIX-based Aegis central system, which features open systems architecture and symmetrical multiprocessors, at the Connecticut State Lottery. The Company's contract for the Connecticut State Lottery expires in 1998. Autotote Lottery also provides services to the Massachusetts State Lottery under a technical support contract which expires in June 1996, as well as equipment and services to Loto Quebec and the Israeli national lottery.

  During 1992, a foreign subsidiary of the Company entered into an agreement with EIS to provide up to 10,000 terminals to automate Italy's TOTIP pool, a nationwide lottery based on horse racing. During fiscal 1993, the Company delivered the initial 300 terminals, was awarded the entire contract amount, and received an order to supply an additional 3,000 terminals for the TOTIP pool. The Company delivered the remaining terminals during fiscal 1994. In fiscal 1995, the Company delivered an additional 1,000 terminals bringing the total number installed to 14,000. In addition, 10,000 terminals received memory upgrades in fiscal 1995.

  Additionally, the Company's subsidiary Tele Control Beteiligungs-Gesellschaft GmbH and its affiliates (collectively, the "Tele Control Group"), acquired in fiscal 1993 and based in Vienna, Austria, develops high volume transaction processing programs principally for on-line lotteries and other wagering applications and, to a lesser extent, for banking and credit card applications, and provides related software support. The Tele Control Group has installed lottery systems in Austria, Switzerland and The Netherlands and is supplying the lottery central system hardware and software to five German states. The Tele Control Group's technology includes "open system" features, with central systems and software capable of operating with terminals and components from other suppliers. The Tele Control Group has also developed a proprietary integrated computer system which can execute a wide variety of wagering applications including pari-mutuel wagering and lottery and video games such as keno.

MARKETING

  The Company directs its marketing to horse and greyhound racetracks, jai alai frontons, and OTB and sports wagering facilities with respect to pari-mutuel contracts, state and national governments with respect to lottery contracts and end users with respect to the Connecticut OTB. In New York State, off-track betting is conducted by regional or statewide government off-track wagering authorities. Bidding by the Company for lottery contracts and for New York pari-mutuel contracts is therefore subject to applicable public bidding laws and attendant risks of delays, challenges to contract awards and resulting litigation.

  Contract awards often involve a lengthy competitive bid process, running from specification development to contract negotiation and award. Contracts have a high dollar value and are technically and commercially complex and may require substantial initial cash outlays. Start up costs associated with contract awards typically involve expenditures for items such as software development customization, assembly of wagering systems, and installation costs including electrical and carpentry work, transportation and placement of equipment, and system implementation. Such costs are primarily comprised of labor related expenses due to the relative magnitude of software development and customization in the start up phase.

  In the United States, lottery authorities generally commence the contract award process by issuing a request for proposals inviting bids and proposals from various lottery vendors. The request for proposals usually indicates certain requirements specific to the jurisdiction, such as particular games which will be required, particular pricing mechanisms, the experience required of the vendor and the amount of any performance bonds that must be furnished. After the bids have been evaluated and a particular vendor's bid has been accepted, the lottery authority and the vendor generally negotiate a contract in more detailed terms. Once the contract has been finalized, the vendor begins to install the lottery system. After the expiration of the initial contract term and all extensions thereof, a lottery authority in the United States may either negotiate further extensions or commence a new competitive bidding process. Some states require, as a condition of bidding for a lottery contract, that a prospective bidder's wagering system be operating in another state.

  Internationally, certain lottery authorities utilize a formal bidding process, while others negotiate proposals with one or more potential vendors. There can be no assurance that the Company will be the successful bidder for any of these contracts.

COMPANY PRODUCTS

  Pari-mutuel wagering systems used by racetrack facilities typically have three central processing units and a significant number of ticket issuing terminals. The type of central processing unit and the number of ticket issuing terminals used in a system are generally determined by the amount of wagering at, and physical layout of the facility. Pari-mutuel wagering systems used by inter-track and off-track betting facilities typically include ticket issuing terminals installed at several different racetracks or off-track facilities, respectively, and the central processing system which communicates with the wagering systems at the on-track locations via telephone or data communication lines. Sports wagering systems typically have two central processing units, peripherals, and ticket issuing terminals. The Company has designed customized software for the sports wagering industry which can be tailored for individual customer management information and other requirements. Prices for the Company's products vary among contracts and customers as a result of negotiations between the Company and its customers and the custom features selected by the customers. The Company also designs, provides and supports the proprietary applications software for its pari-mutuel systems.

  The Company's domestic lottery products consist primarily of central processing systems, including data communication networks, and on-line/off-line lottery terminals. The lottery management system portion of the product includes a client-server database. Lottery terminals are generally on-line to the central system via telephone lines connected to the system's communications front end processor.

  The Company develops a number of wagering terminal products. The PROBE(R) horse racing and sports betting terminal instantly converts from a teller operated terminal to a self service terminal, permitting race track operators to tailor such terminals to their particular needs at any given time. The PROBE(R) XLC terminals, or VGMs, allow the patron to play card games, video slots, keno and bet on horse races, all on the same terminal, and then watch the race on the picture-in-picture while continuing to play video games. Tiny TIM is a small wagering terminal for use in the home or box seats of the track. The PROBE(R) L, which has been developed for the Company's lottery systems, utilizes a standard PC(Intel) processor in order to take advantage of software development products currently available. The TOTIP and the P-88 terminals have been developed for use in low sales volume locations or locations with poor or expensive telephone communications.

  The Company also develops communication controllers designed to efficiently connect terminals to a central system and public display systems, such as matrix boards and video graphic systems.

SERVICE AND SUPPORT

  The Company's staff of approximately 500 trained maintenance and field service personnel supports the operation of the Company's systems and communications networks. These personnel include regional and national managers which support the Company's systems by performing routine system maintenance and repairs of systems and equipment when needed.

SOFTWARE SYSTEMS AND PRODUCT DEVELOPMENT

  The Company believes that its ability to attract new wagering system customers and retain existing customers depends in part on its ability to continue to incorporate technological advances into and to improve its product lines. The Company maintains a development program directed toward systems development as well as toward the improvement and refinement of its present products and the expansion of their uses and applications.

The Company employs approximately 133 people in connection with engineering and software systems development.

  Software systems and product development expenditures were $12.2 million in 1995 as compared to $10.3 million in 1994. The increase in expenditures arises primarily from the Company's investment in its UNIBET lottery software developed for the international market. In connection with the Company's fiscal 1995 third quarter restructuring and asset valuation charges, the Company incurred a charge of $6.4 million representing valuation adjustments based on the Company's assessment of the future recoverability of certain capitalized software systems development costs. (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

INTELLECTUAL PROPERTY

  The Company has a number of registered trademarks in the United States and in Europe and other common law trademark rights for certain of its products. The software and control systems for the Company's wagering systems are also protected by copyright and trade secret laws. Currently, Autotote Lottery holds 10 patents: five in the United States and one each in Australia, Canada, Hong Kong, Israel and South Africa. Two of the United States patents have been licensed to another corporation, for which a licensing fee is paid. The Company does not believe that patent protection is a vital competitive factor in the computerized wagering market but believes that other factors, such as those discussed in "Competition" below, are more important to the success of the Company. Nevertheless, the Company will seek patent protection where appropriate.

PRODUCTION PROCESSES; SOURCES AND AVAILABILITY OF COMPONENTS

  Production of the Company's wagering systems and component products primarily involves the assembly of electronic components into more complex systems and products, generally through contracts with third parties. The Company believes that it has satisfactory relations with its manufacturers.

  The Company normally has sufficient lead time between reaching an agreement to service a wagering facility and commencing actual operations at such facility. In the event the current suppliers of central processing units were no longer available, the Company believes that it would be able to adapt its application software to hardware available from other sources within a time frame sufficient to allow it to meet new contractual obligations, although the price competitiveness of the Company's products might diminish. The lead time for obtaining most of the electronic components used by the Company is approximately 120 days. The Company believes that this is consistent with its competitors' lead times and is also consistent with the needs of its customers.

BACKLOG

  The backlog of the Company's orders for sales of its products believed to be firm was approximately $18.0 million as of October 31, 1995, compared to approximately $11.0 million as of October 31, 1994. The increase is primarily associated with hardware sales in connection with European lottery contracts. Approximately 90% of the backlog as of October 31, 1995 is expected to be filled in fiscal 1996. This backlog information does not include revenues attributable to multi-year wagering systems contracts, a multi-year lottery service contract, revenues attributable to the operation of the Connecticut OTB, or maintenance contracts.

COMPETITION

  The Company competes primarily on the basis of product design, performance, reliability, pricing, and customer service. The Company competes with several pari-mutuel wagering system companies in North America. Certain of those companies are significantly larger in terms of assets, revenues and net worth. The Company's principal competitor in the pari-mutuel business has been Video Lottery Technologies, Inc. ("VLT") which operates its pari-mutuel business through its subsidiary United Wagering Systems, Inc. ("United"). VLT has also announced the formation of a ten year strategic technology partnership with Electronic Data Systems

Corp., ("EDS"), which owns a minority equity position in VLT. Another competitor in the pari-mutuel business has been GTECH Holdings Corporation ("GTECH"), which operates its pari-mutuel business through its subsidiary AmTote International, Inc. ("AmTote"). Both GTECH and EDS have substantially greater resources than the Company. However, VLT has recently announced that it intends to sell United and GTECH has announced that it plans to sell AmTote. The effects of these announcements on the Company's competition is not clear at this time. The Company also competes with International Totalisator Systems, Inc. and other smaller pari-mutuel companies. Other video gaming terminal suppliers include International Game Technology, WMS Industries Inc., Bally Gaming International, Inc. and several smaller companies.

  Competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains the leading market position internationally, although certain companies possess regional strengths. Likewise, competition among providers of sports wagering systems is, for the most part, between smaller regional companies. Additionally, some casinos have designed their own sports wagering systems.

  The on-line lottery business is highly competitive. State and foreign governments normally award contracts based on rigorous competitive bidding procedures. In the vendor evaluation process, price is important but usually not the sole or necessarily the most important criterion for selection. Other significant factors which influence the award of lottery contracts include the ability to optimize lottery revenues through marketing capability and applications knowledge; the quality, dependability and upgrade capability of the network; the experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications which the lottery authority may impose. The Company's major competitors in the on-line lottery business include GTECH, Automated Wagering International, Inc., (a subsidiary of VLT), Essnet AB, and several other companies.

  Competition in the simulcasting business in North America is fragmented.

REGULATION

 General

  Pari-mutuel wagering, sports wagering, video gaming and on-line lotteries may operate in jurisdictions that have enacted enabling legislation. In jurisdictions which currently permit various wagering activities, regulation is extensive and evolving. Regulators in such jurisdictions review many facets of an applicant/holder of a license including, among other items, financial stability, integrity and business experience. The Company believes that it is currently in substantial compliance with all regulatory requirements in the jurisdictions where it operates. Any failure to receive a material license or the loss of a material license that the Company currently holds could have a material adverse effect on the overall operations of the Company.

 Pari-Mutuel Wagering

  More than 40 states (including Puerto Rico and the Virgin Islands), all of the Canadian provinces and many foreign countries have authorized pari-mutuel wagering on horse races and 19 states and many foreign countries have authorized pari-mutuel wagering on dog races. In addition, Connecticut, Rhode Island, Nevada and Florida also allow pari-mutuel betting on jai alai matches.

  Companies which manufacture, distribute and operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require the Company, as well as its directors, officers, certain employees and holders of 5% or more of the Company's common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of the Company and its key personnel and stockholders in order to insure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause a Company's licensing status to come under review in other jurisdictions as well.

  A subsidiary of the Company, Autotote Systems, Inc. ("ASI"), is licensed by the New Jersey Casino Control Commission ("New Jersey Commission") as a gaming-related casino service industry ("CSI") in accordance with the New Jersey Casino Control Act ("Casino Control Act") for an initial period of two years and then for renewable periods of four years thereafter. An applicant for a gaming-related CSI license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. As the parent corporation of Autotote Systems, Inc., the Company must also qualify under the standards of the Casino Control Act. Autotote Systems, Inc., the licensee of the New Jersey Commission, may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all financial and other backers.

  The New Jersey Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The New Jersey Commission may require that persons holding five percent or more of the Class A Common Stock of the Company, including any holder of the Company's 5 1/2% convertible subordinated debentures due 2001 (the "Debentures") who acquires five percent or more of the Class A Common Stock upon conversion of the Debentures, qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly-traded corporation if the holder owns at least five percent of such corporation's equity securities. There can be no assurance that if a Debenture holder (or affiliated group) acquired five percent or more of the Company's Class A Common Stock, such holder would be found qualified under the Casino Control Act. Failure to qualify could jeopardize the Company's license.

  The Company's rights to operate the Connecticut OTB system shall continue as long as the Company and AEI, the Company's wholly-owned Connecticut subsidiary, hold all licenses required for the operation of the system. In addition, the officers and directors of both companies and certain personnel of AEI must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the "Division") may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The Company has also agreed to comply with regulations proposed by the Division which regulate certain aspects of the system's operation. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established.

 Sports Wagering

  Sports wagering is currently authorized in numerous foreign countries, including Mexico and Canada. The state of Nevada also permits sports wagering in casinos. In addition, the state of Oregon currently sponsors a lottery based on the outcome of sporting events; Montana authorizes betting on fantasy sports leagues; and North Dakota permits certain sports wagering pools.

  The federal Professional and Amateur Sports Protection Act (the "Act") prohibits a governmental entity from sponsoring, operating, advertising, promoting, licensing or authorizing sports betting on professional or amateur athletic games, subject to several exceptions. The Act does not terminate state-authorized sports betting schemes which were already in operation prior to October 1991, such as those in Nevada, or which existed between January 1, 1976 and August 31, 1990. The Act is also inapplicable to pari-mutuel betting on horse and dog racing and jai alai.

  Companies which manufacture, sell or distribute sports wagering equipment are also subject to the various laws and regulations of the countries and states which permit sports wagering. These rules primarily concern the responsibility, financial stability and character of the sports wagering equipment companies, as well as the individuals financially interested or involved in the gaming operations. The rules generally resemble the regulations which govern the pari-mutuel wagering industry. Companies and individuals are required to be licensed before they may manufacture, distribute, own or operate sports wagering equipment; they are subject to background investigations designed to protect the integrity of the gaming industry; they may have their licenses denied, revoked or restricted for any cause deemed reasonable; and the loss of their license in one jurisdiction could adversely affect their licensing status in other jurisdictions.

  The Company believes that it is in substantial compliance with all regulations now governing sports wagering in the United States and the various foreign countries where the Company is active. There can be no assurance that subsequent regulations will not be burdensome to the Company, its personnel or its stockholders.

 Video Gaming

  Coin or voucher operated gambling devices offering electronic, video versions of slots, poker, black-jack and similar games are known as VGMs, video lottery terminals ("VLTs") or slot machines, depending on the jurisdiction. These devices represent a growing area in the wagering industry. The Company or its subsidiaries manufactures and supplies terminals and wagering systems designed for use as VGMs, VLTs or slot machines.

  Approximately sixteen states (Colorado, Delaware, Illinois, Indiana, Iowa, Louisiana, Mississippi, Montana, Nevada, New Jersey, North Dakota, Oregon, Rhode Island, South Carolina, South Dakota, and West Virginia) authorize wagering on VGMs, VLTs or slot machines at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, such as Rhode Island and West Virginia, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Indian tribes throughout the United States are also authorized to operate these devices on reservation lands. In addition, several Canadian Provinces and various foreign countries have also authorized their use.

  Government officials in other states are presently considering proposals to legalize video gaming, video lottery or slot machines in their states. Legislators have been enthusiastic about the potential of video gaming to raise significant non-tax revenues. Some officials, however, are reluctant to expand gaming opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

  Companies that manufacture, sell or distribute VGMs, VLTs or slot machines are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (1) to insure the responsibility, financial stability and character of equipment manufacturers and their key personnel and stockholders through licensing requirements, (2) to insure the integrity and randomness of the machines, and (3) to prohibit the use of VGMs, VLTs or slot machines at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs, VLTs and slot machines generally resemble the pari-mutuel and sports wagering regulations in all the basic elements described above.

  However, every jurisdiction has differing terminal design and operational requirements, and terminals generally must be certified by local regulatory authorities before being distributed in any particular jurisdiction. These requirements may require the Company or its subsidiaries to modify its terminals to some degree in order to achieve certification in particular locales. In addition, the intrastate movement of such devices in a jurisdiction where they will be used by the general public is usually allowed only upon prior notification and/or approval of the relevant regulatory authorities.

  West Virginia and Rhode Island have licensed the Company or its subsidiaries to supply VLTs to authorized locations in those states. The Company intends to apply for all necessary licenses in other jurisdictions that may now or in the future authorize video gaming, video lottery or slot machine operations.

  The Company cannot predict the nature of the regulatory schemes or the terminal requirements that will be adopted in any of these jurisdictions, nor whether the Company or any subsidiaries can obtain any required licenses and equipment certifications or will be found suitable.

  Federal law also affects the Company's video gaming activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs, VLTs and slot machines, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. The Devices Act does not apply to machines designed for pari-mutuel betting at a racetrack, such as the Company's pari-mutuel wagering terminal. The Company has registered under the Devices Act, and believes that it is in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

 On-Line Lottery

  At the present time, 36 states, the District of Columbia, Puerto Rico, all the Canadian Provinces and many foreign countries authorize lotteries. Once authorized, the award of lottery contracts and ongoing operation of lotteries in the United States is highly regulated. Although certain of the features of a lottery, such as the percentage of gross revenues which must be paid back to players in prize money, are usually established by legislation, the lottery authorities generally exercise significant authority, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, and the selection of the vendors of equipment and services.

  To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of the Company's securities. The failure of such beneficial owners to submit to such background checks and provide such disclosure could result in the imposition of penalties upon such beneficial owners and could jeopardize the award of a lottery contract to the Company or provide grounds for termination of an existing lottery contract.

  The international jurisdictions in which the Company markets its lottery systems also usually have legislation and regulations governing lottery operations. The regulation of lotteries in these international jurisdictions typically varies from the regulation of lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. United States and international regulations affecting lotteries are subject to change. The Company cannot predict with certainty the impact on its business of changes in regulations.

 Simulcasting

  The Federal Communications Commission (the "FCC") regulates the use and transfer of earth station licenses used to operate the Company's simulcasting operations. To obtain an earth station license, the applicant must file an application with the FCC. The FCC then places the application on public notice and solicits comments for a thirty-day period, during which no action is taken on the application. At the expiration of the public notice period, assuming no objections are received from the public, the FCC usually will grant the application within two to three weeks if it determines that the granting of such applications is in the public interest.

  Before being granted, the Company's applications for assignment of the earth station licenses originally held by IDB to the Company required a ruling by the FCC that the Company's two foreign directors (who are citizens of Canada and the United Kingdom, respectively) did not adversely affect the public interest. The applications for licenses were granted on June 27, 1995. In accordance with such licenses, the Company became obligated to pay to the FCC an annual fee on a per-station basis and file renewal applications annually. Failure to comply with these obligations in a timely fashion may result in the assessment of fines or forfeitures. With respect to the Company's ownership of Autotote Communication Services, Inc., the Company's application requesting approval of the transfer of control of the earth station licenses held by Marvin H. Sugarman Productions to Autotote Communication Services, Inc., has also been approved. Autotote Communication Services, Inc. has since transferred four licenses to other parties and has received FCC approval for such transfers.

EMPLOYEES

  As of October 31, 1995, the Company employed approximately 1,040 persons. Of this total approximately 500 were engaged in full-time field operations, 250 in part-time tellering/cashiering for AEI, approximately 130 in engineering and software product development, approximately 40 in marketing and approximately 120 in financial, administration and other positions. Most of the North American pari-mutuel employees of the Company's subsidiary ASI involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers (the "IBEW") under two separate contracts, both of which expire in 1997. ASI's former contracts with Local 3 IBEW expired on May 31, 1994, and on August 22, 1994, ASI's field service employees represented by IBEW went on strike for a new collective bargaining agreement. On October 25, 1994, the employees ratified a new three year agreement and returned to work. Certain of the persons employed by the Company in Austria and Germany are members of national workers councils. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

  The directors and executive officers of Autotote Corporation as of October 31, 1995 were as follows:

                                                                               DIRECTOR
NAME                     AGE POSITION                                           SINCE
----                     --- --------                                          --------
A. Lorne Weil...........  49 Chairman of the Board and Chief Executive Officer   1989
Sir Brian Wolfson.......  59 Vice Chairman of the Board(1)                       1988
Alan J. Zakon...........  60 Vice Chairman of the Board(1)(2)(3)                 1993
Larry J. Lawrence.......  53 Director(1)(2)(3)(4)                                1989
Marshall Bartlett.......  70 Director(2)(3)                                      1991
Thomas H. Lee...........  51 Director(1)(4)                                      1991
Thomas C. DeFazio.......  54 President and Chief Operating Officer                --
Michael D. Harris.......  53 Vice President                                       --
Gerald Lawrence.........  56 Vice President                                       --
Martin E. Schloss.......  49 Vice President, General Counsel and Secretary        --

--------
(1)Member of Executive Committee
(2)Member of Audit Committee
(3)Member of Compensation Committee
(4)Member of Stock Option Committee

  All directors hold office until the next annual meeting of stockholders and thereafter until their successors have been elected and qualified. Officers of the Company hold office for an indefinite term, subject to the discretion of the Board of Directors of the Company ("the Board").

  Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 31, 1991 and Chief Executive Officer since April 1992. From 1982 until 1989, Mr. Weil was a director and consultant to the holding company of ASI. From October 1990 until April 1992, Mr. Weil held various senior management positions at the Company and its subsidiaries. From 1979 to November 1992 he was the President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to the high technology industry. Mr. Weil is currently a director of Fruit of the Loom, Inc. and General Growth Properties, Inc.

  Sir Brian Wolfson has been a director of the Company since 1988 and a Vice Chairman of the Board since May 1995. He served as Acting President and Chief Executive Officer from June 1991 until October 31, 1991. From 1987 until May 1995 he was the Chairman, and from May 1995 to September 1995 was the Deputy Chairman, of Wembley plc, a United Kingdom corporation whose holdings include The Wembley Stadium, Arena and Conference Centre and Exhibition Halls in London. Sir Brian is currently a director of Kepner-Tregoe, Inc. and Fruit of the Loom, Inc.

  Mr. Alan J. Zakon has been a director of the Company since 1993 and a Vice Chairman of the Board since May 1995. From 1989 until April 1995, he served as a managing director of Bankers Trust Corporation. From 1989 until 1990, Mr. Zakon served as Chairman of the Strategic Policy Committee of Bankers Trust Corporation. From 1986 until 1989, Mr. Zakon served as Chairman of the Board of Boston Consulting Group. Mr. Zakon is currently a director of Arkansas Best Freight Corporation, Augat, Inc., Hechinger Corporation, and Boyle Leasing Technologies.

  Mr. Larry J. Lawrence has been a director of the Company since December 1989. He is co-founder and since 1985 has been managing partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith, a private equity fund manager. Since 1990, he has been managing partner of LTOS II Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith II and since May 1995 has been the general partner of LSH Partners III, L.P., the general partner of Lawrence, Smith & Horey III. Mr. Lawrence is currently a director of Earth Technology Corporation as well as several private companies. Mr. Lawrence served as a director of ASI until it was acquired by the Company in 1989.

  Mr. Marshall Bartlett has been a director of the Company since December 1991. From June 1993 through May 1994, Mr. Bartlett was employed by the Company in various capacities. Mr. Bartlett was Executive Vice President and Chief Operating Officer of Bourns Inc., an electronic component manufacturer from 1979 until his retirement in 1991.

  Mr. Thomas H. Lee has been a director of the Company since December 1991. Mr. Lee founded the Thomas H. Lee Company in 1974 and since that time has served as its President. Mr. Lee is currently a director of General Nutrition Companies, Inc., Health o Meter Products, Inc., Hills Stores Company, J. Baker, Inc., Finlay Fine Jewelry Corporation, Playtex Family Products Inc., and Livent Inc. as well as several private companies. Mr. Lee is also a general partner of the ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "ML-Lee Acquisition Funds"), Chairman and Trustee of Thomas H. Lee Advisors I, and a general partner of Thomas H. Lee Advisors II, L.P., the investment advisors to the ML-Lee Acquisition Funds. He is the general partner of THL Equity Advisors Limited Partnership, the general partner of and investment advisor to Thomas H. Lee Equity Partners, L.P. In February 1991, Hills Department Stores, Inc., of which Mr. Lee was Chairman of the Board, filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Lee was a director of ASI until it was acquired by the Company in 1989.

  Mr. Thomas C. DeFazio has been President and Chief Operating Officer of the Company since October 1995. From April 1995 to October 1995, Mr. DeFazio was Executive Vice President and Chief Financial Officer of the Company. From 1991 to April 1995, Mr. DeFazio was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of Smith Corona Corporation. From 1986 to 1991, he was employed in various capacities by General Instrument Corporation, including as Vice President of Finance, Chief Financial Officer and Treasurer. In July 1995, Smith Corona Corporation filed for protection under Chapter 11 of the United States Bankruptcy Code.

  Mr. Michael D. Harris has been Vice President of the Company and President of Autotote Systems Group, a division of the Company, since April 1995. Mr. Harris served as President and Chief Executive Officer of Dittler Brothers Incorporated from January 1993 to March 1995. From June 1989 to December 1992, Mr. Harris served as President of Arcata Graphics Company, and from June 1991 to December 1992 he also served as Vice President and Division Manager of Arcata Graphics Buffalo.

  Mr. Gerald Lawrence has been Vice President of the Company since November 1994 and President of Autotote Gaming Group, a division of the Company, since April 1995. From January 1991 to August 1994, he held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

  Mr. Martin E. Schloss has been Vice President and General Counsel of the Company since December 1992 and Secretary since May 1995. From July 1992 until December 1992, Mr. Schloss provided consulting services to and was employed by the Company. From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one-half years.

ITEM 2. PROPERTIES

  The Company leases approximately 12,000 square feet for its corporate headquarters at 750 Lexington Avenue, 25th Floor, New York, New York 10022. In January 1995, the Company sold its manufacturing facility in Newark, Delaware for $870,000. In January 1996, the Company entered into a sale-leaseback transaction of its administration and development facility aggregating approximately 40,000 square feet located in Newark, Delaware. The sale-leaseback arrangement established a sale price of $1 million and provides the Company with a lease term of up to ten years.

  The Company leases approximately 16,000 square feet of office and warehouse space in Rocky Hill, Connecticut in order to operate the Connecticut State Lottery. The Company leases approximately 2,700 square feet of warehouse space in Stanton, Delaware, leases office space for its regional sales support office in Tampa, Florida and 10,000 square feet of warehouse space in Tampa, Florida. The Company also leases 27,000 square feet for its facility in Vienna, Austria. In fiscal 1995, the Company completed construction of a new facility of 19,250 square feet for its sports wagering business in Las Vegas, Nevada.

  The Company leases space for the Connecticut OTB locations in Norwalk, Bridgeport, West Haven, East Haven, Meriden, New Britain, Bristol, Waterbury and Torrington and a teletheater in New Haven. AEI purchased teletheaters in Windsor Locks and in New Haven, both of which relate to the operation of the Connecticut OTB. The Company constructed a sports entertainment complex at its teletheater facility in New Haven, where the central off-track betting computer operations for the Connecticut OTB are located.

  The Company is in the process of discontinuing its leased 13,000 square feet lottery support facility in Owings Mills, Maryland, its 10,000 square feet manufacturing facility in Ballymahon, Ireland, and its 7,000 square feet facility in Athlone, Ireland.

ITEM  3. LEGAL PROCEEDINGS

  In addition to routine legal proceedings incidental to the conduct of its business, the Company and certain of its officers and directors were named as defendants in fifteen lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware; those lawsuits were subsequently consolidated into one class action (the "Consolidated Action"). The complaint alleges that the Company and certain of its officers and directors violated federal securities laws and seeks remedies of unspecified monetary damages and awards of fees and expenses. On August 15, 1995, the Company and certain officers and directors answered the complaint in the Consolidated Action and denied the substance of the allegations. The putative class consists of purchasers of the Company's Class A Common Stock and put and call options between March 1994 and January 1995. The likelihood of success and the ultimate outcome of the litigation cannot be evaluated at the present time, and no provision for liability, if any, that may result from the consolidated litigation has been recognized in the Company's financial statements. In the event of a judgment against, or settlement by, the Company and the named officers and directors, approximately $15 million of any such amount may be payable by the Company's insurance carriers on behalf of the named officers and directors, subject to any defenses such insurance carriers may have. Any amount of a judgment or settlement award in excess of $15 million, or any portion of any judgment or settlement attributable solely to the Company, would be the responsibility of the Company, and there can be no assurance that the Company would have the financial resources to fund payments pursuant to a judgment or settlement award.

  The Company is the subject of informal inquiries by the Securities and Exchange Commission ("SEC") into certain press releases issued by the Company in 1993 and 1994. The ultimate outcome of these inquiries cannot be predicted at this time.

  ASI and the Company were recently defendants in an arbitration claim in Singapore by Multivest (PTE) Limited ("Multivest"). The subject matter of the arbitration involved a joint venture in which Multivest was a party and had agreed to acquire and contribute equipment and facilities necessary to operate an on-line lottery system in the Guangdong Province of the People's Republic of China. Multivest contracted with ASI to provide the lottery system. The arbitration claim alleged breach of contract by ASI with respect to its confidentiality obligations thereunder. The claim sought damages in the amount of approximately $250 million. The claim was dismissed on October 12, 1995, and Multivest was ordered to pay the Company Singapore $120,000 for costs and expenses incurred and Singapore $62,235 as reimbursement for money paid by the Company for the expenses of the arbitration panel. In addition, the Company is proceeding with its counterclaims in the amount of approximately $800,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of the stockholders of the Company was held on August 22, 1995 to elect six directors of the Company and to ratify the selection of KPMG Peat Marwick LLP as the Company's independent accountants. All the matters put before the stockholders passed with voting as follows:

                  DIRECTOR NOMINEES:                    FOR     AGAINST ABSTAIN
                  ------------------                    ---     ------- -------
   A. Lorne Weil.................................... 21,967,618 361,386    -0-
   Sir Brian Wolfson................................ 21,969,512 359,696    -0-
   Alan J. Zakon.................................... 21,969,112 360,096    -0-
   Larry J. Lawrence................................ 21,969,512 359,696    -0-
   Marshall Bartlett................................ 21,968,412 360,796    -0-
   Thomas H. Lee.................................... 21,968,312 360,896    -0-
   KPMG Peat Marwick LLP ........................... 22,131,397 160,010 37,801

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Class A Common Stock is traded under the symbol "TOTE" in the National Market of the National Association of Securities Dealers, Inc. ("NASDAQ"). The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Class A Common Stock in the NASDAQ National Market adjusted to reflect (i) a three-for-two stock split in the form of a stock dividend of one share of Class A Common Stock for every two shares outstanding effective on June 30, 1993, and (ii) a two-for-one stock split in the form of a stock dividend of one share of Class A Common Stock for every share outstanding on October 25, 1993.

                                                                    HIGH   LOW
                                                                   ------ ------
      Fiscal 1994
        First Quarter............................................. $28.50 $18.50
        Second Quarter............................................ $29.25 $17.75
        Third Quarter............................................. $21.75 $15.00
        Fourth Quarter............................................ $20.25 $13.25
      Fiscal 1995
        First Quarter............................................. $17.38 $ 6.75
        Second Quarter............................................ $ 7.38 $ 4.38
        Third Quarter............................................. $ 4.63 $ 2.69
        Fourth Quarter............................................ $ 5.00 $ 2.81

  As of October 31, 1995, the Company had approximately 586 holders of record of its Class A Common Stock.

  The Company has never paid any cash dividends on its Class A Common Stock. The Board presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board.

  Under the terms of the Company's Senior Bank Credit Facility, the Company is not permitted to pay any cash dividends or make any other distributions (other than stock dividends) on its Class A Common Stock.

  See Bank Credit Agreements in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  Selected historical financial data presented below as of and for the five years ended October 31, 1995 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following financial information should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8. The following financial information gives effect to (i) a three-for-two stock split in the form of a stock dividend of one share of Class A Common Stock for every two shares outstanding paid on June 30, 1993 and (ii) a two-for-one stock split in the form of a stock dividend of one share of Class A Common Stock for each share outstanding paid on October 25, 1993. The following financial data also reflects the 1994 acquisition of Marvin H. Sugarman Productions and its affiliate Racing Technology, Inc. which has been accounted for as a pooling of interests. Accordingly, the historical financial data has been restated to reflect the pooling.

                         FIVE YEAR SUMMARY OF SELECTED

                                 FINANCIAL DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         YEAR ENDED OCTOBER 31,
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
Selected Statement of Opera-
 tions Data:
Operating Revenues:
  Wagering systems..........  $132,260  $ 98,592  $ 59,792  $ 40,526  $ 39,104
  Wagering equipment & other
   sales....................    20,924    50,458    25,070     7,838     8,942
                              --------  --------  --------  --------  --------
                               153,184   149,050    84,862    48,364    48,046
Expenses & Costs:
  Wagering systems..........    78,569    61,158    36,513    20,713    20,692
  Inventory, equipment &
   contract adjustments.....       --      3,939       --        --        --
  Strike expenses...........       --      2,842       --        --        --
  Wagering equipment & other
   sales....................    15,661    35,753    11,679     4,606     5,080
  Selling, general &
   administrative...........    36,540    25,298    10,956     6,419     7,234
  Write-off of investments &
   other assets.............     6,640     4,737       --        --        --
  Restructuring.............    11,601     3,839       --        --        --
  Depreciation and
   amortization.............    35,463    25,418    11,809     7,840    11,137
  Interest, net.............    15,974     6,103     3,240     5,804     8,999
  Other income..............       (48)     (647)      (65)     (487)       (6)
  Proceeds of insurance
   claim....................       --        --        --     (3,000)      --
  Write-off of financing
   fees & expenses..........       --      4,222       --        --        --
  Write-off of goodwill &
   other intangible assets..       --        --        --        --     77,721
  Operations of divested
   businesses...............       --        --        --        --      4,818
  Divestiture expenses......       --        --        --        --      1,338
  Litigation expenses.......       --        --        --       (382)      660
                              --------  --------  --------  --------  --------
                               200,400   172,662    74,132    41,513   137,673
Net earnings (loss).........  $(49,889) $(22,150) $  9,438  $  5,727  $(77,543)
Net earnings (loss) per
 common share (Primary).....  $  (1.72) $   (.79) $    .33  $    .37  $  (4.42)
Net earnings (loss) per
 common share
 (Fully diluted)............  $  (1.72) $   (.79) $    .33  $    .36  $  (4.42)
Selected Balance Sheet Data
 (End of period):
Total assets................  $241,021  $241,597  $187,105  $ 62,950  $ 45,431
Total long-term debt,
 including current
 installments...............  $177,264  $143,955  $ 76,987  $ 57,231  $ 54,326
Stockholders' equity (defi-
 ciency)....................  $ 11,857  $ 55,721  $ 76,079  $(20,972) $(28,775)
Weighted average shares
 outstanding (Primary)......    28,965    28,174    28,210    15,425    17,546
Weighted average shares
 outstanding
 (Fully diluted)............    28,965    28,174    28,911    15,911    17,546

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

  The Company incurred a loss of $49.9 million, or $1.72 per share, in fiscal 1995 of which $22.8 million was attributable to fiscal 1995 third quarter unusual charges substantially resulting from the Company's restructuring, which includes the closing of two facilities and a reduction in personnel, certain asset valuation adjustments, and bank credit agreement fees. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, $1.1 million of which was paid in fiscal 1995 and the balance to be paid in fiscal 1996. Restructuring charges of $11.6 million were attributable to the closing of the lottery support facility in Owings Mills, Maryland and the scaling back of certain international activities, including the closing of the Company's manufacturing facility in Ballymahon, Ireland. As a direct result of the restructuring, the Company anticipates annualized savings of $5.5 million. The Company also wrote off certain investments and other non-current assets which totaled $6.6 million and included $2.7 million attributable to the Company's Mexican video gaming machine contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable to other assets. Also included in the third quarter charges was $1.7 million in bank financing costs primarily relating to a waiver of certain financial covenants of the Company's Senior Bank Credit Facility agreement. The remaining third quarter charges included miscellaneous asset valuation adjustments and severance. The Company has evaluated its business strategies and rationalized the support for certain products, systems and operations. As a result of the restructuring and other cost reduction efforts, the Company believes that its streamlined operations will improve its future cash generation.

  Included in the fiscal 1994 loss of $22.2 million, or $0.79 per share, were restructuring charges of approximately $3.8 million resulting from closing the Company's Newark, Delaware manufacturing facility and discontinuation of certain product lines; a $4.7 million write-off of certain assets principally related to domestic and overseas projects; costs of $2.8 million incurred as a result of a strike by the field service employees of the Company's subsidiary, Autotote Systems, Inc. ("ASI"); and an extraordinary item consisting of a non-cash write-off of financing fees and expenses of $4.2 million associated with the Company's repayment of its prior senior bank credit facility. The fiscal 1994 restructuring charge was incurred as part of the Company's plan to reduce manufacturing costs and utilize its working capital more effectively. The Company has satisfied all cash obligations, consisting primarily of costs of plant shutdown and employee severance, arising from the fiscal 1994 restructuring. Additional factors contributing to the loss in fiscal 1994 included charges of $7.5 million to operating expenses for payments in 1994 to former stockholders of the Tele Control Group pursuant to contingent payment provisions in the Tele Control Group acquisition agreement; inventory, equipment and contract adjustments resulting in charges of $3.9 million, of which $3.3 million related to corrections to the financial statements delivered by the seller in connection with the Company's acquisition of Marvin
H. Sugarman Productions, Inc., and its affiliate Racing Technology, Inc. for periods prior to the acquisition; and adjustments to the tax liability relating to certain income generated from the Company's international operations.

  The consolidated statements of operations for the years ended October 31, 1995, 1994 and 1993 reflect the following acquisitions accounted for by the purchase method of accounting: Autotote Lottery and the ETAG Group in June 1993, the right to operate the Connecticut OTB in July 1993, the Tele Control Group in September 1993, 80% of the outstanding stock of the holding company of SEPMO S.A. in November 1994 and substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group, Inc.) in January 1995.

  Historically, the Company's revenues have come from two sources: service contracts and sales contracts for equipment and software. Service revenue pursuant to multi-year service contracts is typically based on Handle. The first quarter of the fiscal year is traditionally the weakest for service revenue for seasonal reasons. Sales revenue usually reflects a limited number of large sales which do not recur on an annual basis, but which historically have given rise to terminal sales and the provision of systems software to existing customers. The Company's ability to expand is dependent upon its ability to fulfill and retain its existing contracts and obtain additional contracts. The sale and delivery of wagering systems and equipment depend on various factors, including customer requirements as to the capabilities and features of the system and the delivery schedule. Consequently, revenue and operating results could vary substantially as a result of the timing of revenue recognition from major equipment sales. The timing of these sales can affect not only annual performance, but can make quarterly results highly variable and unpredictable.

FISCAL 1995 COMPARED TO FISCAL 1994

 Revenue Analysis

  Total revenues increased 3% or $4.1 million to $153.2 million fiscal 1995 from $149.1 million in fiscal 1994. Wagering system revenues increased 34% or $33.7 million to $132.3 million, compared to $98.6 million in fiscal 1994. The wagering systems revenues increase reflects continued improvement in the Company's North American off-track betting and pari-mutuel businesses; significant growth in the Company's simulcasting operations, largely reflecting the 1995 IDB asset acquisition; and increased revenues for the Company's European lottery operations. Additionally, the acquisition of SEPMO in November 1994 contributed $8.7 million to the fiscal 1995 increase. Offsetting the wagering systems revenue improvement was a decrease in wagering equipment and other sales revenues of $29.6 million, from $50.5 million in fiscal 1994 to $20.9 million in fiscal 1995, largely due to the inclusion in fiscal 1994 of $25.8 million in revenues attributable to the sale of MAX 2000 terminals to EIS for sale to Italy's TOTIP pool and $6.3 million in revenues associated with the commencement of certain international lottery contracts received by the Company's Tele Control subsidiary. Partially offsetting the decline in equipment sales and other revenues were $4.5 million in equipment sales attributable to the Company's November 1994 acquisition of SEPMO.

 Expense Analysis

  Total gross margins, exclusive of depreciation and amortization, increased $13.6 million, or 30%, to $59.0 million in fiscal 1995 as compared to $45.4 million in fiscal 1994. Excluding 1994 inventory, equipment and contract adjustments of $3.9 million and strike expenses of $2.8 million, total gross margins increased $6.8 million primarily due to a $16.3 million increase in wagering systems gross margin. The first quarter acquisition of SEPMO contributed $4.6 million in wagering systems gross margin. Other increases were seen in simulcasting, primarily attributable to the acquisition of the IDB assets, and improvements for North American pari-mutuel and off-track betting businesses and European lottery operations. Offsetting the wagering systems gross margins improvement was a decline of $9.4 million in gross margins on wagering equipment and other sales primarily due to the 1994 MAX 2000 terminal sales, partially offset by sales attributable to the fiscal year 1995 acquisition of SEPMO.

  Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. These expenses increased to $36.5 million for fiscal 1995 from $25.3 million in fiscal 1994, an increase of $11.2 million or 44%. Approximately $4.2 million of the increase is due to the acquisition of SEPMO. Additional increases in fiscal 1995 selling, general and administrative expenses primarily reflect increased expenses for market development, legal and other professional fees, and increased expenses attributable to expanded North American simulcasting and European lottery operations.

  Software systems and product development expenditures were $12.2 million in fiscal 1995 compared to $10.3 million in fiscal 1994, of which $6.0 million were capitalized. The increase arises primarily from increased spending for its UNIBET lottery software developed for the international market. Included in third quarter fiscal 1995 charges was $6.4 million representing valuation adjustments based on the Company's assessment of the future recoverability of certain capitalized software systems development costs.

  Depreciation and amortization expenses increased 40% to $35.5 million in fiscal 1995 from $25.4 million in fiscal 1994. The increased depreciation and amortization was primarily due to the acquisitions of SEPMO and the IDB assets; capital additions for North American pari-mutuel and video gaming operations; and increased amortization attributable to capitalized software systems development costs for European lottery operations.

  Interest expense increased $10.0 million to $16.4 million in fiscal 1995 compared to $6.4 million in fiscal 1994. The increase primarily reflects increased borrowings to finance capital additions for North American pari-mutuel and video gaming operations; the acquisitions of SEPMO and the IDB assets; $2.4 million in 1995 bank credit agreement fees and other financing costs primarily related to a waiver of certain financial covenant violations under the Company's Senior Bank Credit Facility agreement; and the 1994 capitalization of interest costs on certain capital projects.

  Fiscal 1994 results included a $4.2 million write-off of deferred financing fees relating to the 1993 senior bank credit facility. This write-off was classified as an extraordinary item in the accompanying financial statements.

 Income Taxes

  Income tax expense was $2.7 million in fiscal 1995 as compared to a benefit of $1.5 million in fiscal 1994. Income tax expense for fiscal 1995 principally reflects foreign tax expense. No tax benefit has been recognized on fiscal 1995 domestic operating losses reflecting management's opinion that, more likely than not, the benefit of deferred tax assets principally related to operating loss carryforwards in excess of the scheduled reversal of deferred tax liabilities, will not be realized.


 Net Earnings (Loss)

  The net loss for fiscal 1995 was $49.9 million, or $1.72 per share on 29.0 million shares outstanding, compared to a net loss of $22.2 million, or $0.79 per share on 28.2 million shares outstanding, in fiscal 1994 which included an extraordinary charge of $4.2 million. Excluding the effect of the extraordinary non-cash charge of $4.2 million to write-off financing fees and expenses associated with the Company's repayment of its prior senior bank credit facility, the net loss for fiscal 1994 was $18.0 million or $0.64 per share.

FISCAL 1994 COMPARED TO FISCAL 1993

 Revenue Analysis

  Total revenues increased 76% or $64.2 million to $149.1 million for the year ended October 31, 1994 from $84.9 million in fiscal 1993. The 1993 acquisitions, completed in the second half of fiscal 1993, contributed $61.3 million to revenues in fiscal 1994 and $17.1 million to revenues in fiscal 1993. Wagering equipment and other sales revenues, exclusive of equipment and other sales revenue attributable to the Tele Control and Autotote Lottery subsidiaries of $10.0 million in fiscal 1994 and $1.6 million in fiscal 1993, increased $16.9 million in 1994 compared to 1993. Wagering equipment sales revenue in 1994 included large equipment sales and a software upgrade totaling $7.7 million to foreign customers; $25.8 million attributable to the completion of the Company's contract to deliver the MAX 2000 terminals to Italy's TOTIP pool; and $6.3 million in revenues associated with the commencement of certain international lottery contracts received by the Company's Tele Control subsidiary.

  Exclusive of revenues attributable to the 1993 acquisitions, wagering systems revenues increased from $44.9 million in fiscal 1993 to $48.1 million in fiscal 1994, primarily due to the full year effect of revenue generated from wagering system contracts which became operational during fiscal 1993 and fiscal 1994, offset in part by severe winter weather experienced in the Northeast and an earthquake in California. Wagering systems revenues attributable to the 1993 Acquisitions totaled $50.5 million in fiscal 1994 and $14.9 million in fiscal 1993.

 Expense Analysis

  Total gross margins, exclusive of depreciation and amortization, increased $8.7 million, or 24%, to $45.4 million in fiscal 1994 as compared to $36.7 million in fiscal 1993. Excluding 1994 inventory, equipment and contract adjustments of $3.9 million and strike expenses of $2.8 million, total gross margins increased $15.4 million. The increase in total gross margins was primarily due to a $14.1 million increase in wagering systems gross margins, to $37.4 million in fiscal 1994 compared to $23.3 million in fiscal 1993, reflecting the effect of the 1993 acquisitions. Fiscal 1994 wagering equipment and other sales margins of $14.7 million increased $1.3 million versus fiscal 1993 as the favorable fiscal 1994 effect of the 1993 acquisitions and fiscal 1994 MAX 2000 terminal margins were, in part, offset by unusually high 1993 wagering equipment and other sales gross margins exceeding 50% due to the inclusion of certain licensing and contract milestone related revenues recognized in fiscal 1993. Additionally, fiscal 1994 wagering equipment and other sales gross margins were unfavorably impacted by $7.5 million included in wagering equipment and other sales operating expenses, reflecting payments in 1994 to former Tele Control Group stockholders pursuant to contingent payment provisions in the Tele Control Group acquisition agreement as a result of the award of lottery contracts to the Tele Control Group in fiscal 1994. Offsetting the effect of this adjustment was $6.3 million in wagering equipment and other revenues associated with the commencement of these contracts.

  Fiscal 1994 total gross margins were impacted by non-cash inventory, equipment and contract adjustments of $3.9 million and strike expenses of $2.8 million. Inventory, equipment and contract adjustments consisted principally of corrections to financial statements delivered by the seller in connection with the Company's acquisition in July 1994 of Marvin H. Sugarman Productions, Inc. and Racing Technology, Inc. for periods prior to the acquisition. The acquisition was accounted for on a "pooling of interests" basis. Strike expenses consist of contract labor, security, legal and other costs incurred as a result of a strike by the field service employees of ASI. The strike affected approximately 275 of ASI's field service employees and was settled in late October 1994.

  Selling, general and administrative expenses include marketing, sales, administrative, engineering and product development, finance, legal and other expenses. These expenses increased to $25.3 million for fiscal 1994 from $11.0 million in fiscal 1993, an increase of $14.3 million or 131%. Approximately $4.9 million of the increase is due to the full year effect of selling, general and administrative expenses related to the 1993 acquisitions. Additional increases in fiscal 1994 selling, general and administrative expenses reflected the strengthening of the Company's management structure; the Company's expanded multicontinent business; and expansion of the Company's international and North American marketing efforts, specifically in the on-line lottery and sports wagering businesses and increased product development expenses. The Company also incurred significant accounting, legal and consulting fees associated with the audit of its fiscal 1994 financial statements, resulting in a charge of approximately $1 million.

  Software systems and product development expenditures in fiscal 1994 were $10.3 million, up from $5.6 million in fiscal 1993, reflecting increases in new product development and enhancements to existing products. Approximately $6.0 million of software systems development costs were capitalized in 1994 versus $2.4 million in 1993.

  Depreciation and amortization expenses increased 115% to $25.4 million in fiscal 1994 from $11.8 million in fiscal 1993. The increase is due in part to increases in amortization and depreciation as a result of management's final review of the allocation of purchase price and the useful life of goodwill and certain other assets recorded in connection with the 1993 acquisitions. This final review resulted in $5.3 million in increased annual depreciation and amortization with respect to the 1993 acquisitions. The increase also reflected the full year effect of amortization and depreciation associated with the 1993 acquisitions and increased depreciation with respect to capital additions made in North America to the Company's wagering systems base during fiscal years 1993 and 1994.

  Interest expense increased $2.9 million to $6.4 million in fiscal 1994 compared to $3.5 million in fiscal 1993. The increase primarily reflects increased borrowings associated with the construction of wagering systems equipment and with the 1993 acquisitions. Interest costs of $819,000 and $1.1 million were capitalized in 1993 and 1994, respectively, reflecting additional costs of construction of wagering systems placed in service pursuant to wagering systems contracts.

 Income Taxes

  Effective income tax rates before extraordinary item were approximately 8% in fiscal 1994 compared to 12% for fiscal 1993. The rate for fiscal 1994 reflects the non-tax deductible nature of the payments in 1994 to former Tele Control Group stockholders included in wagering equipment sales operating expenses, the mix in earnings between foreign and domestic operations, increased non-deductible goodwill amortization and an increase in the tax liability relating to certain income generated from the Company's international operations. The loss in 1994 did not permit the recognition of a tax benefit related to the extraordinary write-off of financing fees and expenses of $4.2 million associated with the Company's repayment of its prior senior credit facility. The rate for 1993 differs from the U.S. statutory tax rate of 34% principally due to foreign earnings taxed at a lower income tax rate than the U.S. tax rate, the utilization of foreign tax credits and other business credits in 1993 and adjustments to prior years' income tax accruals.

 Net Earnings (Loss)

  The net loss for fiscal 1994 was $22.2 million or $0.79 per share compared to fiscal 1993 net earnings of $9.4 million or $0.33 per share. Without giving effect to the extraordinary non-cash charge of $4.2 million to write-off financing fees and expenses associated with the Company's repayment of its prior senior bank credit facility, the net loss for fiscal 1994 was $18.0 million or $0.64 per share. The earnings/(loss) per share was calculated using approximately 28.2 million weighted average shares outstanding in both fiscal 1994 and fiscal 1993. The weighted average shares outstanding for fiscal 1993 have been adjusted for 3-for-2 and 2-for-1 stock splits which occurred during fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

  In fiscal 1995, net cash provided by operating activities was $8.0 million. Included in fiscal 1995 operating results were $17.4 million in non-cash restructuring and asset valuation adjustments. The Company anticipated total cash obligations arising from restructuring and other unusual charges to be approximately $5.9 million, of which $1.1 million was paid in fiscal 1995 with the balance to be paid in fiscal 1996.

  In fiscal 1995, the Company invested $8.2 million in expenditures for equipment under wagering systems and simulcasting contracts. The Company also invested $14.4 million in acquisitions consisting of $13.7 million for substantially all of the assets of IDB and the rights relating to eight C-band satellite transponders (the "IDB Acquisition"), and approximately $.3 million plus acquisition related costs to acquire SEPMO, a supplier of wagering systems and services to the French off-track betting network and other customers. In addition to the purchase consideration, the Company concurrently advanced the SEPMO holding company approximately $2.0 million for purposes of repaying certain convertible debt and purchasing the minority holdings in certain subsidiary companies. The Company invested $10.0 million in fiscal 1995 in capital expenditures, including $5.6 million in the Company's simulcasting facilities located in Connecticut and $2.3 million for the construction of a building in Las Vegas, with the balance attributable to leasehold improvements and other equipment. Increases in other assets and investments principally reflect capitalized software systems development costs.

  Net cash provided by financing activities consisted primarily of $27.8 million of net borrowings under the Company's Senior Bank Credit Facility of which $13.7 million was used for the IDB Acquisition. The Company also obtained $2.1 million of construction/mortgage financing for its building in Las Vegas. In the fourth quarter of fiscal 1995, the Company raised $4.42 million from issuance of Class A Common Stock pursuant to a Regulation S offering. Net proceeds of the offering were used to repay borrowings under the Company's Senior Bank Credit Facility.

  At October 31, 1995, the Company's cash and cash equivalents, exclusive of restricted cash, totaled $5.0 million as compared to $6.1 million at October 31, 1994.

  The Company's wagering systems contracts are capital intensive, requiring substantial initial cash outlays which are recouped over time from cash flows from the contracts. The amounts of the Company's future capital expenditures for wagering systems equipment will depend on the Company's ability to enter into service contracts with new customers, and to renew existing contracts with system upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new wagering facility allow an existing system to be used at such facility. Under some circumstances, the Company may be required to begin manufacture of wagering systems prior to the award of a contract in a competitive bidding situation. Expenditures related to the sale of the Company's wagering equipment are generally funded, in part, by customer advance payments.

  As of October 31, 1995, the Company was in compliance with certain waivers to the Senior Bank Credit Facility, as described in Note 10 of the Consolidated Financial Statements, such waivers expiring on January 31, 1996. The Company had $3.9 million available for borrowing under the Senior Bank Credit Facility at October 31, 1995. On January 26, 1996, the Company entered into an Amended and Restated Credit Agreement with its Banks (the "Amended and Restated Senior Bank Credit Facility"), as described in Note 10 to Consolidated Financial Statements, which matures on April 30, 1998. The Amended and Restated Senior Bank Credit Facility contains provisions for quarterly principal payments beginning January 31, 1996, with total scheduled principal payments in fiscal 1996 of $8 million. As a result, the Company has shown $8 million of its borrowings under the Senior Bank Credit Facility as a current liability. Contributing to the Company's negative working capital position at October 31, 1995 were $3.7 million in restructuring liabilities.

  The Company believes that its cash resources at October 31, 1995 and its forecasted cash flows arising from operations for fiscal 1996 provide sufficient liquidity to meet scheduled principal payments and anticipated capital expenditures in the coming fiscal year arising from current commitments. There can be no assurances that the Company can do so. The Company believes that additional financing and/or assets sales will be required to meet its scheduled principal payments and capital requirements in subsequent fiscal years, and is currently exploring financing and asset sales alternatives while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of availability and timing of additional financing, which currently remains uncertain.

BANK CREDIT AGREEMENTS

  On April 28, 1994, the Company entered into an Amended and Restated Bank Credit Agreement (the "Senior Bank Credit Facility") with the lenders thereto and with Bankers Trust Company ("BT") as agent which provided for a $125.0 million, five-year revolving credit facility. The Senior Bank Credit Facility was subsequently amended in December 1994 pursuant to which the Company was provided, subject to certain terms and conditions, an additional $10 million of availability.

  The Company was in violation of certain covenants of the Senior Bank Credit Facility as of October 31, 1994. On February 21, 1995, the Company entered into an amendment to the Senior Bank Credit Facility (the "Fourth Amendment and Consent"), which waived the covenant defaults, amended certain financial covenants and consented to a revised calculation of certain financial ratio covenants as a result of which the Company was in compliance with the provisions of the Senior Bank Credit Facility.

  The Company was also in violation of certain covenants under the Senior Bank Credit Facility at various times throughout fiscal 1995. The Company obtained a number of waivers and consents during the year (the "Waivers"). Pursuant to the Waivers, the Banks agreed to, among other things, waive compliance by the Company with certain financial ratios and financial condition tests specified in the Senior Bank Credit Facility for a period beginning on January 31, 1995 and ending on January 31, 1996 (the "Waiver Period"); provided, however, that the Company comply with certain modified financial ratios and tests and fulfill certain other requirements by specified dates. These requirements, among others, included: (a) issuing to the Banks warrants to purchase an aggregate of 385,000 shares of Class A Common Stock at an exercise price of $3.00 per share (the "1995 Lender Warrants"); (b) entering into an arrangement satisfactory to the Banks with the Debenture Holders, pursuant to which arrangement the Debenture Holders would agree to defer all cash payments otherwise due from August 15, 1995 until February 14, 1996; and (c) making arrangements satisfactory to the Banks to raise additional cash through the issuance of equity interests in the Company or the sale of assets of the Company or any of its subsidiaries in an aggregate amount of at least $5.0 million. The Waivers also restricted the Company's capital expenditures, acquisitions, sale of equity and assets, and incurrence of lease and debt obligations, and required the Company to deliver to the Banks weekly, monthly and quarterly certificates of the Company's Chief Financial Officer, setting forth certain actual and projected financial information. In connection with the Waivers, in addition to the 1995 Lender Warrants, the Banks earned a fee of 1% of $135 million, payable the earlier of June 30, 1996, or when the Company raised at least $10 million through asset or equity sales which is still payable under the Amended and Restated Senior Bank Credit Facility.

  On September 13, 1995, the Company issued to the Banks the warrants referred to in clause (a) of the preceding paragraph. In connection with clause (b) of the preceding paragraph, the Company reached an agreement regarding interest payments due on the Debentures, evidenced by a letter agreement dated as of September 28, 1995 (the "Letter Agreement"), with the Debenture Holders as described below. In connection with clause (c), the Company received $4.42 million (after deducting commissions paid to the placement agent) through the sale of 1.56 million shares of Class A Common Stock in accordance with the provisions of a Regulation S offering of securities, and $1.2 million from the sale of assets and transponder time, in satisfaction of Waiver requirements.

  On January 26, 1996, the Company entered into an Amended and Restated Credit Agreement with lenders to the Senior Bank Credit Facility (the "Amended and Restated Senior Bank Credit Facility"), pursuant to which current commitments of each lender under the Senior Bank Credit Facility, totaling $135 million, are continued as the Amended and Restated Senior Bank Credit Facility, which provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit. $5 million of outstanding Revolving B Facility loans and $50 million of outstanding Revolving A Facility loans are constituted as the A Term Loan. $5 million of outstanding Revolving B Facility loans are constituted as the B Term Loan. The balance of all outstanding Revolving A Facility loans are converted into loans under the Revolver. The A Term Loan provides for certain quarterly principal repayments, including a $15 million principal repayment on April 30, 1997 and a $32 million principal repayment at maturity on November 1, 1997. The B Term Loan provides for certain quarterly principal repayments through its maturity on January 31, 1997. The Revolver matures on April 30, 1998. The Amended and Restated Senior Bank Credit Facility contains various financial and other covenants, including restrictions on the Company's acquisitions, indebtedness, investments and capital expenditures, and covenants that prohibit the payment of cash dividends on the Company's stock and distributions to stockholders. The Amended and Restated Senior Bank Credit Facility permits voluntary prepayments, and requires Mandatory Repayments upon the occurrence of certain events and in certain amounts, including: 1) with certain limited exceptions, 100% of the net proceeds of assets sales, with a $1 million per year exclusion; 2) 100% of the net proceeds of debt raised; 3) certain net proceeds of equity sales, based on a sliding scale; and 4) 75% of annual "Excess Cashflow", as defined. In addition to customary events of default, a Change of Control of the Company (as defined) constitutes an event of default under the Amended and Restated Senior Bank Credit Facility. The Amended and Restated Senior Bank Credit Facility is guaranteed by the Company and its subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Amended and Restated Senior Bank Credit Facility bear interest at the Base Rate (as defined) plus a margin ranging from 1.25% to 2.25%, or the Eurodollar Rate (as defined) plus a margin ranging from 2.25% to 3.25% per year, in each case depending on the Company's performance as measured by the ratio of Bank Debt, as defined, to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and in all cases an additional 2% in the event of certain defaults. A commitment fee of 0.5% per year is payable on the unused amount under the Revolver. A letter of credit fee equal to the applicable margin on Eurodollar loans then in effect plus a facing fee of 1/8 of 1% per year is payable on each letter of credit issued. As a closing fee, the Company issued to the Banks warrants to purchase 525,000 shares of Class A Common Stock, subject to adjustments, at an exercise price of $1.25 per share (the "1996 Lender Warrants"). (See Note 15 to the Consolidated Financial Statements.)

  As of October 31, 1995, the Company had approximately $3,937,000 available for borrowing under its Revolver, and $1,786,000 in outstanding letters of credit.

DEBENTURES

  On August 20, 1993 the Company issued $40,000,000 principal amount of 5.5% convertible subordinated debentures due 2001 ("The Debentures") in a private placement. The Debentures are convertible into 2,000,000 shares of Class A Common Stock at a conversion price of $20.00 per share. $17,500,000 of the proceeds were used to complete the Tele Control acquisition, $10,000,000 of the proceeds were applied to borrowings under the Senior Bank Credit Facility and the remainder was used for capital expenditures and other corporate purposes.

  On November 6, 1995, the Company entered into an Agreement with holders of its Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due on August 15, 1995 and February 15, 1996 on the Debentures. (See Note 10 to Consolidated Financial Statements.)

RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995. SFAS No. 121, requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. The Company believes that the implementation of SFAS No. 121 will not have a material impact on its financial position or results of operations.

  In October 1995, the "FASB" issued SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement permits the Company to choose either a new fair value based method or the current AFB opinion 25 intrinsic value based method of accounting for its stock based compensation arrangements. The Company intends to retain the intrinsic value based method of accounting for its stock based compensation arrangements and provide the footnote disclosures as required by SFAS No. 123 in fiscal 1996. Consequently, implementation of this pronouncement will not impact the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                                      FORM 10-K
                                                                       (PAGE)
                                                                      ---------
Independent Auditors' Report.........................................     29
Consolidated Financial Statements:
  Balance Sheets as of October 31, 1995 and 1994.....................     30
  Statements of Operations for the years ended October 31, 1995, 1994
   and 1993..........................................................     31
  Statements of Stockholders' Equity for the years ended October 31,
   1995, 1994 and 1993...............................................     32
  Statements of Cash Flows for the years ended October 31, 1995, 1994
   and 1993..........................................................     33
Notes to Consolidated Financial Statements...........................     35
Schedule:
II. Valuation and Qualifying Accounts................................     58

  All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                        OCTOBER 31, 1995, 1994 AND 1993

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Autotote Corporation:

  We have audited the consolidated financial statements of Autotote Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

New York, New York
December 11, 1995, except for Note 10
which is as of January 26, 1996.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1995      1994
                                                            ---------  -------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   4,991    6,110
  Restricted cash..........................................     1,282      633
  Accounts receivable, net of allowance for doubtful ac-
   counts of $1,679 and $498 in 1995 and 1994, respective-
   ly......................................................    21,700   27,492
  Inventories..............................................    12,497    7,062
  Unbilled receivables.....................................     4,166    6,015
  Prepaid expenses, deposits and other current assets......     3,121    4,526
                                                            ---------  -------
    Total current assets...................................    47,757   51,838
                                                            ---------  -------
Property and equipment, at cost............................   186,005  159,062
  Less accumulated depreciation............................    67,745   41,144
                                                            ---------  -------
    Net property and equipment.............................   118,260  117,918
                                                            ---------  -------
Goodwill, net of amortization..............................    26,986   23,052
Operating right, net of amortization.......................    17,848   18,933
Other assets and investments...............................    30,170   29,856
                                                            ---------  -------
                                                            $ 241,021  241,597
                                                            =========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and other short-term borrowings............ $     --       250
  Current installments of long-term debt...................    10,772      792
  Accounts payable.........................................    16,448   15,618
  Accrued liabilities......................................    23,783   17,477
  Income taxes payable.....................................     1,878    2,245
                                                            ---------  -------
    Total current liabilities..............................    52,881   36,382
                                                            ---------  -------
Deferred income taxes......................................     5,807    4,953
Other long-term liabilities................................     3,984    1,378
Long-term debt, excluding current installments.............   126,492  103,163
Long-term debt, convertible subordinated debentures........    40,000   40,000
                                                            ---------  -------
    Total liabilities......................................   229,164  185,876
                                                            ---------  -------
Stockholders' equity:
  Preferred stock, par value $1.00 per share, 2,000 shares
   authorized, none outstanding............................       --       --
  Class A common stock, par value $0.01 per share, 99,300
   shares authorized, 30,528 and 28,748 shares outstanding
   at October 31, 1995 and 1994, respectively..............       306      288
  Class B non-voting common stock, par value $0.01 per
   share, 700 shares authorized, none outstanding..........       --       --
  Additional paid-in capital...............................   140,050  134,864
  Accumulated deficit......................................  (129,469) (79,580)
  Treasury stock, at cost..................................      (295)     --
  Translation adjustment...................................     1,265      149
                                                            ---------  -------
    Total stockholders' equity.............................    11,857   55,721
                                                            ---------  -------
Commitments and contingencies (Notes 8, 10, 12, 14, 16, 18
 and 23)................................................... $ 241,021  241,597
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1995     1994     1993
                                                     --------  -------  ------
Operating revenues:
  Wagering systems.................................. $132,260   98,592  59,792
  Wagering equipment and other sales................   20,924   50,458  25,070
                                                     --------  -------  ------
                                                      153,184  149,050  84,862
                                                     --------  -------  ------
Operating expenses (exclusive of depreciation and
 amortization shown below):
  Wagering systems..................................   78,569   61,158  36,513
  Inventory, equipment and contract adjustments.....      --     3,939     --
  Strike expenses...................................      --     2,842     --
  Wagering equipment and other sales................   15,661   35,753  11,679
                                                     --------  -------  ------
                                                       94,230  103,692  48,192
                                                     --------  -------  ------
    Total gross profit..............................   58,954   45,358  36,670
                                                     --------  -------  ------
Selling, general and administrative expenses........   36,540   25,298  10,956
Write-off of investments and other assets...........    6,640    4,737     --
Restructuring.......................................   11,601    3,839     --
Depreciation and amortization.......................   35,463   25,418  11,809
                                                     --------  -------  ------
    Operating income (loss).........................  (31,290) (13,934) 13,905
                                                     --------  -------  ------
Other deductions (income):
  Interest expense..................................   16,362    6,408   3,473
  Interest income...................................     (388)    (305)   (233)
  Other income......................................      (48)    (647)    (65)
                                                     --------  -------  ------
                                                       15,926    5,456   3,175
                                                     --------  -------  ------
    Earnings (loss) before income tax expense (bene-
     fit) and extraordinary item....................  (47,216) (19,390) 10,730
Income tax expense (benefit)........................    2,673   (1,462)  1,292
                                                     --------  -------  ------
    Earnings (loss) before extraordinary item.......  (49,889) (17,928)  9,438
    Extraordinary item--write-off of financing
     fees...........................................      --     4,222     --
                                                     --------  -------  ------
    Net earnings (loss)............................. $(49,889) (22,150)  9,438
                                                     ========  =======  ======
Earnings (loss) per common share:
  Earnings (loss) per common share before extraordi-
   nary item........................................ $  (1.72)   (0.64)   0.33
  Extraordinary item--write-off of financing fees...      --     (0.15)    --
                                                     --------  -------  ------
  Earnings (loss) per common share.................. $  (1.72)   (0.79)   0.33
                                                     ========  =======  ======
Weighted average number of common shares outstand-
 ing................................................   28,965   28,174  28,210
                                                     ========  =======  ======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                           ADDITIONAL                                      TOTAL
                          PREFERRED COMMON  PAID-IN   ACCUMULATED TREASURY TRANSLATION STOCKHOLDERS'
                            STOCK   STOCK   CAPITAL     DEFICIT    STOCK   ADJUSTMENT     EQUITY
                          --------- ------ ---------- ----------- -------- ----------- -------------
Balances, October 31,
 1992...................    $   4    178     50,571     (66,860)   (4,865)      --        (20,972)
Exercise of stock op-
 tions..................      --       1        232         --        154       --            387
Issuance of common stock
 in exchange for
 subordinated
 debentures.............      --     --       5,958         --      3,009       --          8,967
Conversion of Series B
 preferred stock........       (4)   --        (123)        --        127       --            --
Dividends on Series B
 preferred stock........      --     --         --           (8)      --        --             (8)
Exercise of warrants....      --      21      1,620         --        --        --          1,641
Issuance of Class A com-
 mon stock, net of issu-
 ance expenses..........      --      79     75,132         --      1,575       --         76,786
Currency translation ad-
 justment...............      --     --         --          --        --       (160)         (160)
Net earnings............      --     --         --        9,438       --        --          9,438
                            -----    ---    -------    --------    ------     -----       -------
Balances, October 31,
 1993...................      --     279    133,390     (57,430)      --       (160)       76,079
Exercise of stock op-
 tions..................      --       4      1,398         --        --        --          1,402
Exercise of warrants....      --       5         76         --        --        --             81
Currency translation ad-
 justment...............      --     --         --          --        --        309           309
Net loss................      --     --         --      (22,150)      --        --        (22,150)
                            -----    ---    -------    --------    ------     -----       -------
Balance, October 31,
 1994...................      --     288    134,864     (79,580)      --        149        55,721
Exercise of stock op-
 tions..................      --       2        439         --       (235)      --            206
Issuance of Class A com-
 mon stock, net of issu-
 ance expenses..........      --      16      4,521         --        --        --          4,537
Exercise of warrants....      --     --          60         --        (60)      --            --
Deferred compensation...      --     --         166         --        --        --            166
Currency translation ad-
 justment...............      --     --         --          --        --      1,116         1,116
Net loss................      --     --         --      (49,889)      --        --        (49,889)
                            -----    ---    -------    --------    ------     -----       -------
Balance, October 31,
 1995...................    $ --     306    140,050    (129,469)     (295)    1,265        11,857
                            =====    ===    =======    ========    ======     =====       =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                      1995     1994      1993
                                                    --------  -------  --------
Cash flows from operating activities:
  Net earnings (loss).............................  $(49,889) (22,150)    9,438
  Adjustments to reconcile net earnings (loss) to
   cash provided by operating activities:
    Depreciation and amortization.................    35,463   25,418    11,809
    Write-off of non-cash financing fees..........       --     4,222       --
    Restructuring charges and asset write-offs,
     net of cash payments.........................    17,359    8,576       --
    Change in deferred income taxes...............       854     (989)     (785)
    Non-cash interest charges.....................     1,564      --        --
    Changes in operating assets and liabilities,
     net of effects of purchase/disposition of
     subsidiaries:
      Restricted cash.............................      (649)    (633)      --
      Accounts receivable.........................     6,576  (10,579)   (9,285)
      Inventories.................................    (4,276)   3,467     2,387
      Unbilled receivables........................     2,264   (6,015)      --
      Prepaid expense, deposits and other current
       assets.....................................       157   (1,778)   (1,287)
      Accounts payable............................      (616)   2,812     2,727
      Accrued liabilities.........................    (2,578)   6,114       980
      Income taxes payable........................      (367)    (215)    1,012
    Other.........................................     2,128     (808)   (2,674)
                                                    --------  -------  --------
      Total adjustments...........................    57,879   29,592     4,884
                                                    --------  -------  --------
Net cash provided by operating activities.........     7,990    7,442    14,322
                                                    --------  -------  --------
Cash flows from investing activities:
  Capital expenditures............................    (9,990) (19,533)   (3,277)
  Expenditures for equipment under wagering sys-
   tems contracts.................................    (8,150) (39,932)  (46,500)
  Increase in other assets and investments........   (13,262) (20,629)   (6,467)
  Payment for operating right.....................       --       --    (20,000)
  Purchase of companies, net of cash acquired.....   (14,400)     --    (34,653)
  Proceeds from sale of buildings.................     1,000      --        --
  Other...........................................       988     (350)      --
                                                    --------  -------  --------
Net cash used in investing activities.............  (43,814)  (80,444) (110,897)
                                                    --------  -------  --------
Cash flows from financing activities:
  Net borrowings (repayments) under lines of cred-
   it.............................................      (250)    (474)   (1,417)
  Net borrowings under senior bank credit facili-
   ty.............................................    27,832  101,448       --
  Proceeds from issuance of long-term debt........     4,198   17,556    86,054
  Payments on long-term debt......................    (2,367) (51,562)  (57,554)
  Net proceeds from issuance of common stock......     4,495    1,483    78,815
  Dividends paid..................................       --       --         (8)
                                                    --------  -------  --------
Net cash provided by financing activities.........    33,908   68,451   105,890
                                                    --------  -------  --------
Effect of exchange rate changes on cash...........       797      137         3
                                                    --------  -------  --------
Increase (decrease) in cash and cash equivalents..    (1,119)  (4,414)    9,318
Cash and cash equivalents, beginning of year......     6,110   10,524     1,206
                                                    --------  -------  --------
Cash and cash equivalents, end of year............  $  4,991    6,110    10,524
                                                    ========  =======  ========

(Continued)

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

NON-CASH INVESTING AND FINANCING ACTIVITIES

 1995

  See notes 8, 15 and 16 for a description of capital lease transactions, the exchange of services for common stock and the exchange of stock options for Performance Accelerated Restricted Stock.

 1994

  Net transfers from goodwill to property and equipment were $6,751,000 in accordance with finalization of purchase price allocations for the 1993 acquisitions. See notes 3 and 8 for a description of acquisitions and capital lease transactions.

 1993

  See notes 8 and 10 for a description of capital lease transactions and the exchange of Subordinated Debentures for common stock.

 Supplemental cash flow information

  Cash paid during the year for:

                                                               OCTOBER 31,
                                                           -------------------
                                                            1995   1994  1993
                                                           ------- ----- -----
                                                             (IN THOUSANDS)
     Interest (net of interest capitalized of $81, $1,113
      and $819 in 1995, 1994 and 1993, respectively)...... $12,504 4,979 3,139
     Income taxes......................................... $ 3,260 2,386   852


          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1995 AND 1994

(1) Description of the Business and Summary of Significant Accounting Policies

  (a) Description of the Business

    The Company and its subsidiaries are primarily engaged in the design, sale and operation of computerized wagering systems for pari-mutuel wagering, sports/race wagering, simulcasting services and lottery applications in the United States, Europe and Asia, as well as the operation of certain off-track betting concerns in the United States and Europe.

  (b) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Autotote Corporation (the Company) and subsidiaries in which the Company's ownership is greater than 50%. Investments in other entities where the Company has the ability to exercise significant influence over the investee are accounted for principally on the equity basis. Under the equity method, investments are stated at cost plus the Company's equity in undistributed earnings after acquisition.

    All significant inter-company balances and transactions have been eliminated in consolidation.

  (c) Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents.

  (d) Restricted Cash

    Restricted cash represents amounts on deposit by customers for TeleBet wagering. State regulations require the Company to maintain such balances until deposited amounts are wagered or returned to the customer.

  (e) Inventories

    Inventories are stated at the lower of cost or market. Cost is determined as follows:

                      ITEM                            COST METHOD
                      ----                            -----------
       Parts............................. First-in, first-out or weighted moving average.
       Work-in-process & Finished goods.. Specific identification or weighted moving average for direct material
                                          and labor; other fixed and variable
                                          production costs are allocated as a
                                          percentage of direct labor cost.
       Ticket paper...................... First-in, first-out

    The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

  (f) Unbilled Receivables

    Unbilled receivables represent costs and related earnings in excess of payments made by customers.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  (g) Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                  ESTIMATED LIFE
                                  ITEM                               IN YEARS
                                  ----                            --------------
       Machinery and equipment...................................      3-7
       Buildings.................................................     15-40
       Transportation............................................      3-7
       Furniture and fixtures....................................      5-10
       Building and leasehold improvements.......................      5-30

    Depreciation expense includes the amortization of capital leased assets.

  (h) Deferred Installation Costs

    Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $9,482,000 and $11,725,000 at October 31, 1995 and 1994, respectively.

  (i) Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. The excess of costs over net assets acquired arising from the Company's acquisition of SEPMO and IDB is being amortized on a straight-line basis over five years. The excess of costs over net assets acquired for Autotote Lottery, Tele Control, and ETAG is being amortized on a straight-line basis over 5, 7 and 10 years, respectively. The balance of goodwill is being amortized over forty years. Total goodwill amounted to $26,986,000 and $23,052,000 net of accumulated amortization of $8,673,000 and $3,740,000 as of October 31, 1995 and 1994, respectively.

    The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill, if any, is measured based on projected discounted future cash flows.

  (j) Operating Right

    On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over twenty years and amounted to $17,848,000 and $18,933,000 net of accumulated amortization of $2,357,000 and $1,162,000 at October 31, 1995 and 1994, respectively.

  (k) Other Assets and Investments

    The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
    competition and employment agreements arising primarily from business acquisitions. These capitalized costs are amortized on the straight-line basis over their useful lives.

  (l) Revenue Recognition

    Revenues from major contracts for the sale of wagering systems are recognized concurrent with achieving specified milestones in connection with the contract. Revenue for contracted software development is recognized on the percentage of completion method based on the ratio of approximate cost incurred to the total estimated cost. Any anticipated losses on fixed price contracts are charged to earnings when such losses can be estimated. The Company recognizes revenue from software licenses upon shipment if there are no, or insignificant, post-delivery obligations, and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable. Revenue arising from the sale of component equipment and supplies is recognized when earned.

    Revenues from wagering system service, simulcast and lottery service contracts are recognized over the contract period pursuant to the terms of the contracts. Costs of providing operating services under contracts are charged to earnings in the period incurred.

    Revenue from the operation of off-track betting concerns is recognized based on a percentage of amounts wagered.

  (m) Income Taxes

    The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective November 1, 1993. The new standard replaces SFAS No. 96, which the Company adopted previously.

    The cumulative effect of adopting SFAS 109 is immaterial since the recognized benefit of deferred tax assets for the Company remains unchanged from SFAS 96. Prior period financial statements have not been restated.

    Under SFAS 109, income taxes are calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  (n) Earnings (Loss) Per Common Share

    Earnings per common share are based on the weighted average number of shares of common stock outstanding during the period and the dilutive effect of stock options, warrants and other common stock equivalents. Common stock equivalents for 1995 and 1994 are not included in the calculation of loss per share since their inclusion would be anti-dilutive. There were no material common stock equivalents in 1993.

  (o) Effect of Stock Splits

    All information referring to shares of Class A Common Stock or common stock equivalents, earnings per share, and other related information has been adjusted to reflect the effects of the Company's three-for-two and two-for-one stock splits in the form of stock dividends, effected on June 30, 1993 and October 25, 1993, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  (p) Foreign Currency Translation

    Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (deductions) in the consolidated statements of operations.

  (q) Financial Statement Preparation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates being made involve percentage of completion for contracted software development projects, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies. Actual results could differ from those estimates.

  (r) Reclassification

    Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation.

(2) Unusual Items

  In the third quarter of 1995, the Company recognized unusual charges of $22.8 million, substantially resulting from the Company's restructuring, certain valuation adjustments, and bank credit agreement fees. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, $1.1 million of which was paid in fiscal 1995 and the balance to be paid in fiscal 1996. Restructuring charges of $11.6 million were attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international activities, including the closure of the Company's manufacturing facility in Ballymahon, Ireland. The write-off of investments and other non-current assets of $6.6 million included $2.7 million attributable to European wagering terminals, and $1.3 million attributable to other assets. Also included was $1.7 million in bank financing costs primarily relating to a waiver of certain financial covenants of the Company's Senior Bank Credit Facility agreement. The remaining charges included miscellaneous asset valuation adjustments and severance.

  During fiscal 1994, the Company recognized unusual charges of $15.2 million. These charges included $3.9 million principally for corrections consisting of inventory, equipment and contract adjustments of which $3.3 million was in connection with the acquisition of MHSP and RTI, (see Note 3); $2.8 million for costs incurred as a result of a strike by the field service employees of the Company's subsidiary, Autotote Systems, Inc.; $4.7 million for the write-off of certain assets principally related to domestic and overseas projects; and charges of $3.8 million resulting from closing the Company's Newark, Delaware manufacturing facility and the discontinuation of certain product lines. The Company has satisfied all cash obligations with respect to the 1994 unusual charges.

(3) Acquisitions

 1995

  On November 1, 1994, the Company acquired 80% of the outstanding capital stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French off-track

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
betting network and other customers, for cash of approximately $281,000, plus acquisition related costs. In addition to the purchase consideration, the Company concurrently advanced the SEPMO holding company approximately $2 million for purposes of repaying certain convertible debt and purchasing the minority holdings in certain subsidiary companies. The remaining 20% of the capital stock of the holding company of SEPMO was scheduled to be purchased over a four year period at a price to be determined by formula based on the results of operations of SEPMO on a consolidated basis during the period, provided that the aggregate purchase price for such additional shares will be at least the equivalent of 3 million French francs and not in excess of the equivalent of 9 million French francs (approximately $600,000 and $1,800,000, respectively, based on exchange rates in effect at October 31, 1995). In July 1995, the Company purchased an additional 5% of the holding company of SEPMO's stock for $61,000. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The excess of the purchase price plus acquisition related costs over the estimated fair values of the net assets acquired was $3.2 million, and has been recorded as goodwill which is being amortized over 5 years. Currently, certain officers of SEPMO retain the remaining 15% of the capital stock of SEPMO's holding company.

  In January 1995, the Company acquired substantially all of the assets of the Simulcast Division of LDDS Corporation (formerly IDB Communications Group, Inc.) ("IDB") and the rights and obligations under leases relating to eight C-band satellite transponders for a purchase price of $13.7 million in cash. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $5.3 million, and has been recorded as goodwill which is being amortized over 5 years.

  From time to time, satellite transponder time not used for providing simulcasting services to the racing industry is sold to other users of satellite transponders. The Company sold some of its transponder time in satisfaction of requirements of a Waiver (as such term is defined below) to the Company's Senior Bank Credit Facility.

  The operating results of these acquisitions are included in the Company's consolidated results of operations from the respective dates of the acquisitions.

 1994

  On July 20, 1994, Marvin H. Sugarman Productions, Inc. ("MHSP") and Racing Technology, Inc. ("RTI") were acquired in an exchange of 500,000 shares of the Company's Class A Common Stock for all of the outstanding shares of MHSP and RTI. The transaction was accounted for as a pooling of interests and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of MHSP and RTI for all periods prior to the acquisition.

  Prior to the acquisition, MHSP and RTI used the calendar year as their respective fiscal years. The financial results of MHSP and RTI were conformed to the fiscal year end of the Company as part of the restatement.

  Separate results of the combining companies and the combined amounts for the preacquisition 1993 fiscal year are summarized below:

                                                                  YEAR ENDED
                                                               OCTOBER 31, 1993
                                                               -----------------
                                                                 NET      NET
                                                               REVENUES EARNINGS
                                                               -------- --------
                                                                (IN THOUSANDS)
   Autotote................................................... $79,478   9,020
   MHSP & RTI.................................................   5,384     418
                                                               -------   -----
     Combined................................................. $84,862   9,438
                                                               =======   =====

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

 1993

  In fiscal 1993, the Company made several acquisitions. At October 31, 1993, the allocations of the purchase prices were based on preliminary estimates with the excess of the purchase price over the estimated fair value of the assets acquired based on the preliminary estimates of allocation of purchase price for each acquisition to be amortized on a straight-line basis over 40 years. During 1994, the allocations of the purchase prices were finalized and the useful life of the excess of the purchase price over the estimated fair value of the net assets acquired was determined.

  On June 22, 1993, the Company acquired all of the outstanding stock of ETAG Electronic Totalisator Gesellschaft m.b.H. and its affiliated companies (the "ETAG Group"). The ETAG Group leases wagering systems to harness racetracks in Germany and Austria and provides maintenance services to customers on a per diem basis. In addition, the ETAG Group sells computerized wagering systems to third parties, holds a 50% interest in a joint venture which operates off-track betting parlors in Germany and held a 25% investment in the Tele Control Group (a provider of on-line lottery systems) which was subsequently acquired. The Company paid an aggregate purchase price of $10,550,000 in cash, and agreed to pay 10% (or 5% in certain cases) of the net increase in revenues on a consolidated basis for the members of the ETAG Group for the calendar years 1993 through 1995, with payment to be made following the end of the respective calendar year. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition with a portion of the purchase price being allocated to property and equipment. The excess of purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 10 years (see Note 1
(i)). The operating results of the ETAG Group have been included in the consolidated statement of operations since the date of acquisition.

  On June 25, 1993, the Company acquired all of the outstanding stock of General Instrument Lottery Corporation ("Autotote Lottery") for $7,825,000 in cash. Autotote Lottery generally conducts business under one of three contractual arrangements: operating contracts, in which it provides personnel, equipment and services while retaining ownership of the equipment; technical and software support contracts, in which it provides certain services but sells the equipment; and sales contracts, in which it sells the equipment for a fixed price, without providing personnel and services. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities have been recorded at their estimated fair value at the date of acquisition with a portion of the purchase price being allocated to property and equipment. The excess of purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 5 years (see Note 1 (i)). The operating results of Autotote Lottery have been included in the consolidated statement of operations since the date of acquisition.

  On September 8, 1993, the Company acquired 73% of the Tele Control Group from several individuals in addition to the 25% interest in the Tele Control Group which the Company acquired as a result of its acquisition of the ETAG Group. The Tele Control Group develops high volume transaction processing programs principally for on-line lotteries and other wagering applications, and to a lesser extent, for banking and credit card applications, and provides related software support. The Company paid a purchase price of $17,500,000 in cash at the closing. In March 1994, the Company acquired the remaining 2% interest in the Tele Control Group for a $123,000 cash purchase price. In 1994, the Company made an additional contingent cash payment of $7,500,000 based upon the signing of certain lottery contracts. Accordingly, this payment has been identified to these contracts and classified as operating expense in the accompanying consolidated statement of operations. The acquisition was accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired is being amortized on a straight-line basis over 7 years (see Note 1 (i)). The operating results of the Tele Control Group have been included in the consolidated statement of operations since the date of acquisition.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  The following table presents unaudited pro forma results of operations as if the acquisitions had occurred at the beginning of the 1993 fiscal year presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal year 1993 or of results which may occur in the future. These pro forma results do not reflect the 1994 acquisition of MHSP and RTI, accounted for as a pooling of interests.

                                                                  (UNAUDITED)
                                                                   YEAR ENDED
                                                                OCTOBER 31, 1993
                                                                ----------------
                                                                 (IN THOUSANDS)
     Revenue...................................................     $93,863
     Operating income..........................................      15,845
     Earnings before income taxes..............................      11,084
     Earnings per common share.................................     $  0.35

(4) Inventories

  Inventories consist of the following:

                                                                   OCTOBER 31,
                                                                 ----------------
                                                                   1995    1994
                                                                 -------- -------
                                                                 (IN THOUSANDS)
   Parts........................................................ $  4,667  3,864
   Work-in-process..............................................    4,724  2,318
   Finished goods...............................................    2,541    443
                                                                 -------- ------
                                                                   11,932  6,625
   Ticket paper.................................................      565    437
                                                                 -------- ------
                                                                  $12,497  7,062
                                                                 ======== ======

  Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).

(5) Property and Equipment

  Property and equipment, including assets under capital leases, consist of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1995    1994
                                                               -------- -------
                                                                (IN THOUSANDS)
   Machinery, equipment and deferred installation costs....... $144,628 124,482
   Land and buildings.........................................   20,169  15,425
   Transportation equipment...................................      656     543
   Furniture and fixtures.....................................    4,488   2,742
   Leasehold improvements.....................................    4,972     889
   Construction in progress...................................   11,092  14,981
                                                               -------- -------
                                                               $186,005 159,062
                                                               ======== =======

  Depreciation expense for the years ended October 31, 1995, 1994, and 1993 amounted to $19,208,000, $14,256,000 and $10,278,000, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  Interest costs of $81,000 and $1,113,000 were capitalized in 1995 and 1994, respectively, as additional costs of qualifying property during the construction period and are included in the category land and buildings in 1995 and in machinery and equipment in 1994.

  For financial reporting purposes, at October 31, 1995 and 1994, costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment.

  Under wagering systems contracts, the Company retains ownership of all equipment located at wagering facilities.

(6) Other Assets and Investments

  Other assets and investments (net) consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1995    1994
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Software systems development costs............................ $15,872 15,085
   Deferred financing costs......................................   1,943  2,338
   Deferred transponder costs....................................   3,656    --
   Other intangible assets.......................................   2,143  5,633
   Other assets..................................................   6,556  6,800
                                                                  ------- ------
                                                                  $30,170 29,856
                                                                  ======= ======

  In 1995, the Company capitalized $7,355,000 of costs associated with development of its lottery software, principally its UNIBET software developed for the international market, as well as $2,380,000 of costs related primarily to video gaming and pari-mutuel terminal applications. In 1995, the Company wrote-off $6,378,000 of capitalized costs relating primarily to lottery software and wagering terminal applications development. This write-off is included in the Company's third quarter 1995 restructuring costs. In 1994, the Company capitalized $6,012,000 of costs primarily related to lottery and video lottery systems. Capitalized costs are amortized on a straight-line basis over a period of five years. Amortization of capitalized software systems development costs was $4,274,000, $2,245,000 and $758,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

  Deferred financing costs relate to those costs associated with the procurement of long term financing by the Company. Such costs are amortized over the life of the financing agreements. In 1995, the Company capitalized $405,000 incurred in connection with its 1995 financing programs and expensed $321,000 of fees incurred during the year which had no future benefit. In 1994, the Company wrote off $4.2 million of deferred financing fees and expenses associated with the Company's repayment of its prior senior credit facility with Heller Financial Group, Inc. Amortization expense was $785,000, $534,000 and $475,000 for the years ended October 31, 1995, 1994 and 1993, respectively.

  Deferred transponder costs arose in connection with the acquisition of IDB and are being amortized over a four year period. Amortization expense in 1995 amounted to $844,000.

(7) Related Party Transactions

  In connection with the acquisition of the Tele Control Group, the Company has assumed a contract with IMMOC leasing, a real estate concern substantially owned by certain employees of the Company, to rent the

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
premises for a minimum period of 15 years. Consequently the Company has annual rental commitments of approximately $620,000 through the year 2006. Rental payments made to this concern were $613,000, $433,000 and $24,000 for the years ended October 31, 1995, 1994 and 1993, respectively. Future minimum lease payments related to this commitment have been included in Note 8.

  In 1995 and 1994, a director of the Company had a consulting arrangement with the Company whereby he received $100,000 in each year for consulting services. The arrangement was terminated in 1995.

  The Company has a senior bank credit facility with Bankers Trust Company, a company of which a director of the Company was a managing director.

  At October 31, 1995 and 1994, $66,000 and $243,000, respectively, was due from DATEK, an unconsolidated 50% investee of ETAG.

  Rental payments for office space totaling $93,000 were paid to the Company's Chief Executive Officer in 1993.

  In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had the transactions been effected with independent third parties.

(8) Leases

  At October 31, 1995, the Company was obligated under operating leases covering office equipment, office space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 1995 are as follows: 1996, $9,425,000; 1997, $9,251,000; 1998, $9,486,000; 1999,
$5,111,000; 2000, $1,695,000; and thereafter $4,429,000. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $7,715,000, $3,211,000 and $1,196,000 in the years ended October 31, 1995, 1994 and 1993, respectively.

  The Company entered into capital lease obligations of $1,023,000, $587,000 and $1,062,000 during the years ended October 31, 1995, 1994 and 1993, respectively.

(9) Notes Payable and Other Short Term Borrowings

  At October 31, 1994, the Company had short term borrowings in the amount of $250,000 with a European bank. Interest on the facility is based on LIBOR (approximately 5.1875% at October 31, 1994). The facility was repaid in full during 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(10) Long-Term Debt

  Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1995    1994
                                                               -------- -------
                                                                (IN THOUSANDS)
   Senior Bank Credit Facility, due April 1999, interest
    payable at .25% to 1.25% over prime or 1.25% to 2.25%
    over Eurodollar rate (as defined), (8.125% at October 31,
    1995), secured by the assets of the Company..............  $129,280 101,448
   5.5% subordinated debentures due August, 2001, convertible into Class A Common Stock at $20.00 per share, interest
    due semi-annually commencing February 1994...............    40,000  40,000
   Mortgage loan due in monthly installments of $17,565
    through August 2005 with remaining balance due September
    2005; interest payable at 8%, secured by the facility....     2,093     --
   Capital lease obligations, due in monthly installments
    through January 2000, interest rates ranging from 7.93%
    to 11.0%.................................................     1,985   1,386
   Mortgage loan due in monthly installments of $7,700
    through April 2003, interest payable at 11%..............     1,033     --
   Term loan due July 1996, interest payable at 11.03%.......       359     --
   Various term loans due in installments through March 1999
    at interest rates ranging from 7.33% to 13.75%...........     1,056     --
   Term loan due in monthly installments of $39,000, interest
    payable at approximately 8%, secured by the equipment....       731     728
   Irish Development Authority grant, due upon shut-down of
    plant....................................................       531      82
   Commercial Development Revenue Bond, interest payable at
    88% of prime rate (8.75% at October 31, 1995), due in
    monthly installments of $7,433 plus interest, through
    February 1997, secured by buildings and improvements.....       126     216
   Note payable--Video equipment vendor, payable in monthly
    installments of $2,099 including interest at 11%, due
    September 15, 1999.......................................        70      95
                                                               -------- -------
   Total long-term debt......................................   177,264 143,955
   Less current installments.................................    10,772     792
                                                               -------- -------
   Long-term debt, excluding current installments............  $166,492 143,163
                                                               ======== =======

  On April 28, 1994, the Company entered into an Amended and Restated Bank Credit Agreement (the "Senior Bank Credit Facility") with the lenders thereto and with Bankers Trust Company ("BT") as agent which provided for a $125.0 million, five-year revolving credit facility. The Senior Bank Credit Facility was subsequently amended in December 1994 pursuant to which the Company was provided, subject to certain terms and conditions, an additional $10 million of availability.

  The Company was in violation of certain covenants of the Senior Bank Credit Facility as of October 31, 1994. On February 21, 1995, the Company entered into an amendment to the Senior Bank Credit Facility (the "Fourth Amendment and Consent"), which waived the covenant defaults, amended certain financial covenants and consented to a revised calculation of certain financial ratio covenants as a result of which the Company was in compliance with the provisions of the Senior Bank Credit Facility.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  The Company was also in violation of certain covenants under the Senior Bank Credit Facility at various times throughout fiscal 1995. The Company obtained a number of waivers and consents during the year (the "Waivers"). Pursuant to the Waivers, the Banks agreed to, among other things, waive compliance by the Company with certain financial ratios and financial condition tests specified in the Senior Bank Credit Facility for a period beginning on January 31, 1995 and ending on January 31, 1996 (the "Waiver Period"); provided, however, that the Company comply with certain modified financial ratios and tests and fulfill certain other requirements by specified dates. These requirements, among others, included: (a) issuing to the Banks warrants to purchase an aggregate of 385,000 shares of Class A Common Stock at an exercise price of $3.00 per share (the "1995 Lender Warrants"); (b) entering into an arrangement satisfactory to the Banks with the Debenture Holders, pursuant to which arrangement the Debenture Holders would agree to defer all cash payments otherwise due from August 15, 1995 until February 14, 1996; and (c) making arrangements satisfactory to the Banks to raise additional cash through the issuance of equity interests in the Company or the sale of assets of the Company or any of its subsidiaries in an aggregate amount of at least $5.0 million. The Waivers also restricted the Company's capital expenditures, acquisitions, sale of equity and assets, and incurrence of lease and debt obligations, and required the Company to deliver to the Banks weekly, monthly and quarterly certificates of the Company's Chief Financial Officer, setting forth certain actual and projected financial information. In connection with the Waivers, in addition to the 1995 Lender Warrants, the Banks earned a fee of 1% of $135 million, payable the earlier of June 30, 1996, or when the Company raised at least $10 million through asset or equity sales which is still payable under the Amended and Restated Senior Bank Credit Facility.

  On September 13, 1995, the Company issued to the Banks the warrants referred to in clause (a) of the preceding paragraph. In connection with clause (b) of the preceding paragraph, the Company reached an agreement regarding interest payments due on the Debentures, evidenced by a letter agreement dated as of November 6, 1995 (the "Letter Agreement"), with the Debenture Holders as described below. In connection with clause (c), the Company received $4.42 million (after deducting commissions paid to the placement agent) through the sale of 1.56 million shares of Class A Common Stock in accordance with the provisions of a Regulation S offering of securities, and $1.2 million from the sale of assets and excess transponder time, in satisfaction of Waiver requirements.

  On January 26, 1996, the Company entered into an Amended and Restated Credit Agreement with lenders to the Senior Bank Credit Facility (the "Amended and Restated Senior Bank Credit Facility"), pursuant to which current commitments of each lender under the Senior Bank Credit Facility, totaling $135 million, are continued as the Amended and Restated Senior Bank Credit Facility, which provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit. $5 million of outstanding Revolving B Facility loans and $50 million of outstanding Revolving A Facility loans are constituted as the A Term Loan. $5 million of outstanding Revolving B Facility loans are constituted as the B Term Loan. The balance of all outstanding Revolving A Facility loans are converted into loans under the Revolver. The A Term Loan provides for certain quarterly principal repayments, including a $15 million principal repayment on April 30, 1997 and a $32 million principal repayment at maturity on November 1, 1997. The B Term Loan provides for certain quarterly principal repayments through its maturity on January 31, 1997. The Revolver matures on April 30, 1998. The Amended and Restated Senior Bank Credit Facility contains various financial and other covenants, including restrictions on the Company's acquisitions, indebtedness, investments and capital expenditures, and covenants that prohibit the payment of cash dividends on the Company's stock and distributions to stockholders. The Amended and Restated Senior Bank Credit Facility permits voluntary prepayments, and requires Mandatory Repayments upon the occurrence of certain events and in certain amounts, including: 1) with certain limited expectations, 100% of the net proceeds of assets sales, with a $1 million per year exclusion; 2) 100% of the net proceeds of debt raised; 3) certain net proceeds of equity sales, based on a sliding scale; and 4) 75% of annual "Excess Cashflow," as defined. In addition to customary events of default, a Change of Control of the Company (as defined) constitutes an event of default under the Amended and Restated Senior Bank Credit Facility. The

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

Amended and Restated Senior Bank Credit Facility is guaranteed by the Company and its subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the Amended and Restated Senior Bank Credit Facility bear interest at the Base Rate (as defined) plus a margin ranging from 1.25% to 2.25%, or the Eurodollar Rate (as defined) plus a margin ranging from 2.25% to 3.25% per year, in each case depending on the Company's performance as measured by the ratio of Bank Debt, as defined, to the Company's earnings before interest, taxes, depreciation and amortization; and in all cases an additional 2% in the event of certain defaults. A commitment fee of 0.5% per year is payable on the unused amount under the Revolver. A letter of credit fee equal to the applicable margin on Eurodollar loans then in effect plus a facing fee of 1/8 of 1% per year is payable on each letter of credit issued. As a closing fee, the Company issued to the Banks warrants to purchase 525,000 shares of Class A Common Stock, subject to adjustments, at an exercise price of $1.25 per share (the "1996 Lender Warrants") (see Note 15).

  On August 20, 1993 the Company issued $40,000,000 principal amount of 5.5% convertible subordinated debentures due 2001 (the Debentures) in a private placement. The Debentures are convertible into 2,000,000 shares of Class A Common Stock at a conversion price of $20.00 per share. $17,500,000 of the proceeds were used to complete the Tele Control Group acquisition, $10,000,000 of the proceeds were applied to borrowings under the Senior Bank Credit Facility and the remainder was used for capital expenditures and other corporate purposes.

  On November 6, 1995, the Company entered into a Letter Agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100,000 each. The Agreement provides demand and piggy-back registration rights to the Debenture holders with respect to the unregistered shares. In November 1995, the Company issued 422,500 shares of Class A Common Stock in payment of the interest due in August 1995. The number of shares of Class A Common Stock to be issued in payment of the February 1996 interest will be calculated by dividing $1.1 million by the average of the closing prices of the Class A Common Stock for 20 consecutive trading days immediately preceding February 15, 1996 on the NASDAQ national market and multiplying the resultant by 1.5. The Debentures Holders have agreed that the payments of interest in the manner described above will not be considered an event of default under the Debentures.

  Deferred financing costs associated with a 1993 Senior Bank Credit Facility were charged to expense in 1994 in conjunction with the refinancing of that facility with the Senior Bank Credit Facility discussed above. The write-off of these deferred financing costs has been classified as an extraordinary item in the accompanying statements of operations.

  In connection with the construction of its Las Vegas facility, in October 1994, the Company entered into a $2.1 million construction loan with interest at 1.5% above prime rate. This construction loan was refinanced in September 1995 with a 10 year balloon mortgage bearing interest at 8%. Mortgage payments are based on a 20 year amortization period and the mortgage is secured by a first deed of trust on the property.

  As of October 31, 1995, the Company had approximately $3,937,000 available for borrowing under its Revolver, with $1,783,000 in outstanding letters of credit and $129,280,000 in outstanding borrowings.

  The aggregate maturities of long-term debt for the next five fiscal years and thereafter are as follows: 1996, $10,772,000; 1997, $21,271,000; 1998,
$102,219,000; 1999, $482,000; 2000, $251,000; and thereafter, $42,269,000.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(11) Income Tax Expense (Benefit)

  The consolidated earnings (loss) before income taxes (benefit) and extraordinary item, by domestic and foreign source, is as follows:

                                                     YEAR ENDED OCTOBER 31,
                                                     -------------------------
                                                       1995     1994     1993
                                                     --------  -------  ------
                                                         (IN THOUSANDS)
   Domestic......................................... $(45,966) (26,090)  2,921
   Foreign..........................................   (1,250)   6,700   7,809
                                                     --------  -------  ------
   Consolidated earnings (loss) before income taxes
    (benefit) and extraordinary item................ $(47,216) (19,390) 10,730
                                                     ========  =======  ======

  Income tax expense (benefit) consists of:

                                                        CURRENT  DEFERRED TOTAL
                                                        -------  -------- ------
                                                            (IN THOUSANDS)
   1995:
     Federal........................................... $  --        --      --
     Foreign...........................................  1,819       854   2,673
     State.............................................    --        --      --
                                                        ------    ------  ------
                                                        $1,819       854   2,673
                                                        ======    ======  ======
   1994:
     Federal........................................... $ (579)   (5,670) (6,249)
     Foreign...........................................    106     4,681   4,787
     State.............................................    --        --      --
                                                        ------    ------  ------
                                                        $ (473)     (989) (1,462)
                                                        ======    ======  ======
   1993:
     Federal........................................... $  724      (968)   (244)
     Foreign...........................................  1,054       199   1,253
     State.............................................    283       --      283
                                                        ------    ------  ------
                                                        $2,061      (769)  1,292
                                                        ======    ======  ======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

                                                               OCTOBER 31,
                                                             -----------------
                                                               1995     1994
                                                             --------  -------
                                                              (IN THOUSANDS)
   CURRENT DEFERRED TAX LIABILITY (ASSET)
     Accrued restructuring costs...........................  $ (1,948)  (1,326)
     Accrued vacation......................................      (685)    (566)
     Accrued loss on contracts.............................      (742)    (497)
     Inventory reserve.....................................      (571)    (393)
     Other accrued liabilities.............................      (883)    (798)
     Reserve for doubtful accounts.........................      (417)     (31)
     Other, net............................................       --      (149)
                                                             --------  -------
       Current deferred tax asset..........................    (5,246)  (3,760)
     Accrued foreign contract reserve......................     5,116    3,842
                                                             --------  -------
       Current deferred tax liability (asset), net.........      (130)      82
                                                             --------  -------
   NONCURRENT DEFERRED TAX LIABILITY (ASSET)
     Intangible assets difference in amortization periods..       776      102
     Intercompany sales to affiliates......................       280      280
     Property and equipment due to differences in financial
      reporting and tax depreciation methods...............     8,330    8,738
     Other, net............................................       504      --
     Interest charge, Domestic International Sales Corp....     4,495    4,416
                                                             --------  -------
       Noncurrent deferred tax liability, net..............    14,385   13,536
                                                             --------  -------
     Net operating loss carryforward.......................   (31,728) (12,823)
     Foreign tax credit carryforward.......................      (759)  (1,030)
     Alternative minimum tax credits.......................      (184)    (184)
     Research and experimentation credits..................      (150)    (150)
     Other, net............................................       --      (372)
                                                             --------  -------
       Noncurrent deferred tax asset.......................   (32,821) (14,559)
     Valuation allowance...................................    24,373    5,894
                                                             --------  -------
       Noncurrent deferred tax asset, net..................    (8,448)  (8,665)
                                                             --------  -------
       Noncurrent deferred tax liability...................     5,937    4,871
                                                             --------  -------
       Net deferred tax liability on balance sheet.........  $  5,807    4,953
                                                             ========  =======

  The aggregate deferred tax assets before valuation allowance at October 31, 1995, and 1994 were $38,067,000 and $18,319,000, respectively. The aggregate deferred tax liabilities at October 31, 1995 and 1994 were $19,501,000 and $17,378,000, respectively. Deferred tax liabilities were increased by $2,955,000 during the year ended October 31, 1994 to reflect the final allocation of purchase price to the assets and liabilities of business acquired.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  The actual tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. Federal corporate rate of 34% to earnings (loss) before income taxes (benefit) and extraordinary item) as follows:

                                                            OCTOBER 31,
                                                       -----------------------
                                                         1995     1994   1993
                                                       --------  ------  -----
                                                          (IN THOUSANDS)
   Computed "expected" tax expense (benefit).........  $(16,053) (6,593) 3,648
   Increase (reduction) in income taxes resulting
    from:
     Additional provision for foreign source income..       --    1,754    --
     Unused net operating loss.......................   (15,450)    --     --
     Valuation allowance for deferred tax assets.....       --      384    --
     Foreign tax differential........................     3,098   2,654   (841)
     Utilization of net operating loss carryforward..       --      --    (470)
     Utilization of foreign tax credits..............       --      --    (377)
     Utilization of alternative minimum tax credits..       --      --     (71)
     Utilization of research and experimentation
      credits........................................       --      --     (38)
     Non-deductible goodwill.........................       118     182    --
     State income taxes, net of federal benefit......       --      --     187
     Interest charge, Domestic International Sales
      Corp. .........................................       --      --      58
     Other, net......................................        60     157   (804)
                                                       --------  ------  -----
                                                       $  2,673  (1,462) 1,292
                                                       ========  ======  =====

  As a result of the 1994 loss and the allocation of income tax benefit to continuing operations, no deferred tax benefit remained to be allocated to the extraordinary loss or additional capital.

  The Company has regular tax net operating loss carryforwards of approximately $1,794,000 that expire in 2005, $1,222,000 that expire in 2006, $954,000 that expire in 2008, $29,910,000 that expire in 2009 and $45,440,000 that expire in 2010. To the extent that tax carryforwards are realized through reduction of income taxes payable in future periods, deferred tax liabilities will be reinstated at the then current rate.

  The Company has Minimum Tax Credit (MTC) carryforwards (which can be carried forward indefinitely) of approximately $184,000, regular foreign tax credits of approximately $759,000 and research and experimentation credit carryforwards of approximately $150,000.

  Regular foreign tax credits of $285,000 expire in 1996, $195,000 expire in 1997, and the balance of $279,000 expire in 1998.

  The research and experimentation credits expire from 1997 to 2003.

  The valuation allowance for deferred tax assets in the amount of $5,894,000 was established in 1994. The net change in the valuation allowance for the year ended October 31, 1995 was an increase of $18,479,000.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management does not believe it is more likely than not that the benefit of deferred tax assets in excess of the scheduled reversal of deferred tax liabilities will be realized.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1995 will be allocated as follows (in thousands):

   Income tax benefit that would be reported in the consolidated statements of operations......................................... $21,523
   Additional capital (benefit from exercise of stock options).......   2,850
                                                                      -------
                                                                      $24,373
                                                                      =======

(12) Pension Plans

  The Company has a defined benefit plan for union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company's policy is to fund the minimum contribution permissible by the Internal Revenue Service.

  The following are the components of pension expense related to the defined benefit plan for 1995, 1994 and 1993:

                                                               1995  1994  1993
                                                               ----  ----  ----
                                                               (IN THOUSANDS)
     Service cost............................................. $ 63   78    60
     Interest cost on projected benefit obligation............   82   81    71
     Actual return on plan assets.............................  (87) (32)  (51)
     Net amortization and deferral............................   16  (38)  (17)
                                                               ----  ---   ---
                                                               $ 74   89    63
                                                               ====  ===   ===

  The assets and obligations of the defined benefit plan at October 31, 1995 and 1994 are as follows:

                                                                 1995     1994
                                                                -------  -------
                                                                (IN THOUSANDS)
     Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested benefits
      of $1,135,000 and $1,007,000 at October 31, 1995 and
      1994, respectively......................................  $ 1,255   1,148
                                                                -------  ------
     Projected benefit obligation for services rendered to
      date....................................................    1,272   1,148
     Plan assets at fair value (invested in insurance company
      general accounts guaranteed as to principle)............    1,043     970
                                                                -------  ------
     Projected benefit obligation in excess of plan assets....      229     178
                                                                -------  ------
     Funded status............................................     (229)   (178)
     Unrecognized net obligation..............................       57      63
     Unrecognized prior service cost..........................       88      74
     Unrecognized net loss....................................      209     176
                                                                -------  ------
     Prepaid pension cost.....................................  $   125     135
                                                                =======  ======

  The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

  The accumulated and projected benefit obligation for 1995 and 1994 were calculated using the unit credit method and reflect the following assumptions: discount rate of 7.25% in 1995 and 7.50% in 1994, with a 9% long-term rate of return on assets.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  In connection with its collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $187,000, $313,000 and $365,000 during the years ended October 31, 1995, 1994 and 1993, respectively.

  The Company has a 401(K) plan covering all employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1995, 1994 and 1993 amounted to approximately $839,000, $756,000 and $522,000, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(13) Management Incentive Compensation

  Upon acquisition of Autotote Systems, Incorporated, the Company assumed the obligations of an inactive management incentive compensation plan which is included in the accompanying financial statements net of future tax benefits. The obligations of the plan will be satisfied, upon favorable termination of employment, through the issuance of 53,250 shares of Class A Common Stock at a stated value of $3.33 per share.

  The Company also makes cash awards to key management personnel based on contractual commitments, overall profitability of the Company, as well as individual performance. Management incentive compensation expense amounted to $1,157,000, $884,000 and $200,000 in 1995, 1994 and 1993, respectively.

(14) Service Contract Arrangements

  Service arrangements for wagering systems in North America generally cover a five-year period and provide for substantial related services such as software, maintenance personnel, computer operators, and certain operating supplies. They also provide for certain warranties covering operation of the equipment, machines, display equipment, and central computing equipment. The breach of such warranties could result in significant liquidated damages. The equipment is placed at customer facilities under contracts generally providing for revenue based on the greater of a percentage of total amounts wagered or a specified minimum. The Company also has service contracts based on a percentage of total amounts wagered with no specified minimum.

  Minimum annual payments expected to be received under service contracts in effect as of October 31, 1995 with a specified minimum aggregate $44,614,000 as follows: 1996, $16,368,000; 1997, $8,947,000; 1998, $7,153,000; 1999,
$5,141,000; 2000, $3,365,000; and thereafter $3,640,000 .

  Included in wagering systems revenues are minimum payments received under service contracts of $25,131,000, $12,002,000 and $11,700,000 in 1995, 1994
and 1993, respectively.

(15) Capital Stock

  The Company has two classes of common stock consisting of Class A Common Stock and Class B Non-voting Common Stock (Class B Common Stock). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

  On April 1, 1993, the Company completed a public offering of Class A Common Stock which resulted in the sale of 11,412,000 shares of the Company's Class A Common Stock at a price of $9.00 per share. Of the 11,412,000 shares sold, 9,214,000 shares were sold for the account of the Company resulting in net proceeds, before expenses of the offering, of $77,708,000 while 2,198,000 shares were sold to the public by certain selling stockholders.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  During 1995, the Company issued 12,000 and 15,000 shares of unregistered Class A Common Stock in exchange for early termination of a services contract and in payment for services provided to the Company related to MHSPI, respectively.

  In October 1995, the Company completed a private placement of its Class A Common Stock which raised net proceeds of $4,420,089 through the sale of 1,562,849 shares in accordance with the provisions of the Regulation S. These shares have not been registered under the Securities Act of 1933 and may not be offered for sale or sold in the United States absent registration or an applicable exemption from registration requirements. The Company will use the net proceeds after deducting expenses of the offering to repay a portion of the revolving loans outstanding under its Senior Bank Credit Facility.

  In November 1995, the Company entered into an Agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100,000 each. Additional information is set forth in Note 10.

  The voting rights, dividend rate, redemption price, rights of conversion, rights upon liquidation and other preferences of the undesignated preferred stock are subject to determination by the Board of Directors.

  At October 31, 1992, the Company had outstanding Series B Convertible Preferred Stock. Each share was convertible into common stock at the liquidation preference divided by the conversion price, as defined. In January 1993, the conversion privilege on all outstanding shares of Series B Convertible Preferred Stock was exercised.

 Warrants

  In 1992, the Company issued to lenders warrants exercisable at $3.83 per share to purchase 592,074 shares of Class B Common Stock of the Company (the 1992 Lender Warrants) representing, in the aggregate, 3% of the then fully diluted outstanding shares of the Company. The Company also granted the lenders an option to purchase 3% of any future issuance of securities of the Company below market value, with certain exceptions, at the same price at which any such securities are then issued (the "1992 Options"). In addition, a warrant to purchase 873,000 shares of Class B Common Stock at $0.01 per share, issued to lenders in 1991, was increased to 1,173,000 shares. This warrant was exercised in April 1993. An option issued to lenders in 1991, providing the lenders the right to purchase 5% of any issuance of securities of the Company subsequent to October 31, 1991, at the same price at which any such securities are then issued, was amended to apply only to below market issuances (the "1991 Option"). The 1992 Lender Warrants gave the lenders certain registration rights and expires November 1, 2003. The 1992 option had a term of 10 years and gave the Lenders certain registration rights.

  In October 1994, the Board approved the exchange of certain outstanding 1992 Lender Warrants for warrants to purchase Class A Common Stock. In October 1994, a holder of 1992 Lender Warrants acquired 354,546 shares of Class A Common Stock through a cashless exercise of 445,281 1992 Lender Warrants. Upon exercise, the holder canceled its 1991 Options and its 1992 Options. At October 31, 1995, 146,793 of warrants were outstanding to purchase Class B Common Stock.

  On September 13, 1995, pursuant to the Waivers obtained from the Banks under the Senior Bank Credit Facility, the Company issued to the Banks warrants to purchase an aggregate of 385,000 shares of Class A Common Stock at an exercise price of $3.00 per share (the 1995 Lender Warrants). The 1995 Lender Warrants give the Banks certain registration rights and expire on April 30, 1999. At October 31, 1995, 385,000 1995 Lender Warrants remain outstanding.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  At October 31, 1995, warrants were outstanding to purchase 2,264,493 shares of Class A Common Stock issued in connection with the 1991 debenture amendment. During 1995 and 1994, 36,120 and 48,156 warrants were exercised, respectively.

  On January 26, 1996, pursuant to the 1995 Credit Agreement Amendment and Restatement obtained from the Banks, the Company issued to the Banks warrants to purchase an aggregate of 525,000 shares of Class A Common Stock at an exercise price of $1.25 per share (the 1996 Lender Warrants). (see Note 10.)

(16) Stock Options

  On July 17, 1984, the Company adopted the 1984 Stock Option Plan (the 1984
Plan) under which 562,500 shares of Class A Common Stock were reserved for issuance to employees including officers and directors who are also employees. In Fiscal Year 1992, the Company increased the number of shares of Class A Common Stock available for delivery under the 1984 Plan to 1,350,000.

  On December 17, 1992, the Company adopted the 1992 Equity Incentive Plan (the 1992 Plan) under which 900,000 shares of Class A Common Stock were reserved for issuance to employees including officers and directors. At the August 10, 1994 Annual Meeting, shareholders approved an increase in the number of shares which may be delivered under the 1992 Plan to 3,000,000.

  In May 1995, the Company adopted the 1995 Equity Incentive Plan (the 1995
Plan) under which 2,000,000 shares of Class A Common Stock were reserved for issuance to employees, including officers and directors.

  In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the PARS). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries, or, in certain circumstances, on an accelerated basis based on the Company's stock being traded at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,887,200 shares were exchanged for 478,705 PARS of which 263,072 were issued under the 1995 Plan and 215,633 were issued under the 1992 Plan. Additionally, a total of 110,000 PARS with a three year vesting schedule were issued to certain directors under the 1992 Plan.

  In accordance with the exchange of options for PARS, the Company has recorded compensation expense of $166,000 in 1995. Additional compensation expense totaling $2,262,000 will be charged to expense through 2005.

  Options granted under the Company's equity incentive plans are exercisable at the fair market value of the stock at the date of grant. From time to time, the Company grants additional stock options to individuals outside of the 1992 and 1995 Plans in recognition of contributions made to the Company.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

  Information with respect to the Company's stock options are as follows:

   STOCK OPTIONS                                 NUMBER OF SHARES  PRICE RANGE
   -------------                                 ---------------- -------------
   Outstanding at October 31, 1992..............    2,040,000
     Granted....................................    1,884,900     $ 4.84-$26.25
     Exercised..................................      174,695     $ 1.59-$ 3.50
                                                    ---------
   Outstanding at October 31, 1993..............    3,750,205
     Granted....................................      891,400     $15.75-$22.00
     Canceled...................................        3,800     $15.75
     Exercised..................................      428,503     $ 1.59-$13.50
                                                    ---------
   Outstanding at October 31, 1994..............    4,209,302
     Granted....................................      634,000     $ 3.19-$15.00
     Canceled...................................      156,100     $ 4.84-$26.25
     Exchanged..................................    1,887,200     $ 4.84-$26.25
     Exercised..................................      168,999     $ 1.59-$ 4.84
                                                    ---------
   Outstanding at October 31, 1995..............    2,631,003
                                                    =========

  At October 31, 1995, 1,791,603 options to acquire shares of Class A Common Stock were exercisable. Outstanding options expire prior to April 30, 2005, and are exercisable at prices ranging from $1.59 to $21.00 per share.

(17) Fair Value of Financial Instruments

  The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally accounts receivable, accounts payable, and accrued liabilities, except for its long-term debt, and subordinated debentures, approximates their recorded values.

  With respect to the Company's Senior Bank Credit Facility, the Company is unable to determine the fair value of this instrument due to the defaults experienced during the year prior to obtaining the January 1996 Amended and Restated Senior Bank Credit Facility. Similarly, the Company is unable to obtain an independent appraisal of the fair market value of its $40,000,000 subordinated debentures.

(18) Litigation

  The Company and certain of its officers and directors have been named as defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995. The putative class consists of purchasers of Class A Common Stock and put and call options between March 1994 and January 1995. The consolidated class action complaint alleges that the Company and certain of its officers and directors violated federal securities laws and seeks remedies of unspecified monetary damages and awards of fees and expenses. The defendants answered the complaint in August 1995, denying any violation of federal securities law. Discovery has commenced pursuant to a court ordered discovery plan. The likelihood of success and the ultimate outcome of the consolidated litigation cannot be evaluated until discovery is complete. No provision for liability, if any, that may result from the consolidated litigation has been recognized in the Company's financial statements. In the event of a judgment against, or settlement by, the Company and the named officers and directors, approximately $15 million of any such amount may be payable by the Company's insurance carriers on behalf of the named officers and directors, subject to any defenses such insurance carriers may have. Any amount of a judgment or settlement award in excess of $15 million, or any portion of any judgment or settlement attributable solely to the Company, would be the

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
responsibility of the Company, and there can be no assurance that the Company would have the financial resources to fund payments pursuant to a judgment or settlement award.

(19) Export Sales and Major Customers

  Sales to foreign customers amounted to $9,860,000, $6,073,000 and $10,067,000 in 1995, 1994 and 1993, respectively.

  A single customer represented $27,290,000 of fiscal 1994 revenues.

(20) Accrued Liabilities

  Accrued liabilities consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1995    1994
                                                                  ------- ------
                                                                  (IN THOUSANDS)
        Compensation and benefits................................ $ 7,944  4,833
        Taxes, other than income.................................   1,295    575
        Customer advances on sales contracts.....................     743  1,420
        Sales and use tax........................................   1,009  1,932
        Contract reserves........................................   1,320  2,171
        Interest.................................................   2,069    813
        Restructuring costs......................................   3,710    --
        Other....................................................   5,693  5,733
                                                                  ------- ------
                                                                  $23,783 17,477
                                                                  ======= ======

(21) Selected Quarterly Financial Data (Unaudited)

  Selected quarterly financial data for the years ended October 31, 1995 and 1994 is as follows:

                                        YEAR ENDED OCTOBER 31, 1995
                                ----------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ----------  ----------  ----------  ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total operating revenues......     $31,117     37,132       38,722      46,213
Gross profit..................      12,874     14,960       13,770      17,350
Net loss......................      (5,931)    (8,958)     (29,246)     (5,754)
Loss per common share.........  $    (0.21)     (0.31)       (1.01)      (0.20)
                                ==========  =========   ==========  ==========
Weighted average shares out-
 standing.....................      28,810     28,913       28,928      29,201
                                ==========  =========   ==========  ==========
                                        YEAR ENDED OCTOBER 31, 1994
                                ----------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ----------  ----------  ----------  ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total operating revenues......     $28,289     38,446       41,136      41,179
Gross profit..................      11,206     14,172       10,830       9,150
Net earnings (loss) before ex-
 traordinary item.............        (103)       953       (2,214)    (16,564)
                                ----------  ---------   ----------  ----------
Extraordinary item............         --      (4,222)         --          --
                                ----------  ---------   ----------  ----------
Net loss......................  $     (103)    (3,269)      (2,214)    (16,564)
                                ==========  =========   ==========  ==========
Earnings (loss) per common
 share, before extraordinary
 item.........................  $     0.00       0.03        (0.08)      (0.58)
Extraordinary item............         --       (0.15)         --          --
                                ----------  ---------   ----------  ----------
Earnings (loss) per common
 share........................  $     0.00      (0.12)       (0.08)      (0.58)
                                ==========  =========   ==========  ==========
Weighted average shares out-
 standing.....................      27,987     28,107       28,196      28,434
                                ==========  =========   ==========  ==========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(22) Business and Geographic Segments

  The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1995, 1994 and 1993. Corporate expenses are allocated among industry and geographic segments.

                                                    YEAR ENDED OCTOBER 31,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   ---------  -------  -------
                                                        (IN THOUSANDS)
   BUSINESS SEGMENTS
   Service contract revenue and product sales
     Pari-mutuel/sports betting................... $  73,455   55,581   64,104
     Lottery operations...........................    25,848   56,162    6,514
     Off-track betting concerns...................    39,218   29,725    8,860
     Simulcasting services........................    14,663    7,582    5,384
                                                   ---------  -------  -------
                                                   $ 153,184  149,050   84,862
                                                   =========  =======  =======
   Operating income (loss)
     Pari-mutuel/sports betting................... $ (19,977) (16,348)   9,601
     Lottery operations...........................   (11,878)   4,953    1,764
     Off-track betting concerns...................     2,674    1,780    1,766
     Simulcasting services........................    (2,109)  (4,319)     774
                                                   ---------  -------  -------
                                                   $ (31,290) (13,934)  13,905
                                                   =========  =======  =======
   Depreciation and amortization
     Pari-mutuel/sports betting................... $  20,758   15,908   10,420
     Lottery operations...........................     8,602    7,067      422
     Off-track betting concerns...................     2,291    1,561      207
     Simulcasting services........................     3,812      882      760
                                                   ---------  -------  -------
                                                   $  35,463   25,418   11,809
                                                   =========  =======  =======
   Assets
     Pari-mutuel/sports betting................... $ 128,317  146,809  126,386
     Lottery operations...........................    52,801   46,038   34,206
     Off-track betting concerns...................    40,064   41,042   22,734
     Simulcasting services........................    19,839    7,708    3,779
                                                   ---------  -------  -------
                                                   $ 241,021  241,597  187,105
                                                   =========  =======  =======
   Capital expenditures and expenditures for
    equipment under wagering systems contracts
     Pari-mutuel/sports betting................... $   5,189   40,074   47,115
     Lottery operations...........................     3,417    1,511    1,313
     Off-track betting concerns...................     6,965   14,272      173
     Simulcasting services........................     2,569    3,608    1,176
                                                   ---------  -------  -------
                                                   $  18,140   59,465   49,777
                                                   =========  =======  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                      YEAR ENDED OCTOBER 31,
                                                     --------------------------
                                                       1995     1994     1993
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
   GEOGRAPHIC SEGMENTS
   Service contract revenue and product sales
     North America.................................  $114,943   91,915   70,744
     Europe........................................    34,227   50,350   14,118
     Asia..........................................     4,014    6,785      --
                                                     --------  -------  -------
                                                     $153,184  149,050   84,862
                                                     ========  =======  =======
   Operating income (loss)
     North America.................................  $(25,708) (20,515)   6,380
     Europe........................................    (5,518)   4,389    7,525
     Asia..........................................       (64)   2,192      --
                                                     --------  -------  -------
                                                     $(31,290) (13,934)  13,905
                                                     ========  =======  =======
   Depreciation and amortization
     North America.................................  $ 27,548   19,653   11,647
     Europe........................................     7,149    5,715      162
     Asia..........................................       766       50      --
                                                     --------  -------  -------
                                                     $ 35,463   25,418   11,809
                                                     ========  =======  =======
   Assets
     North America.................................  $180,637  196,232  140,677
     Europe........................................    60,384   45,365   46,428
     Asia..........................................       --       --       --
                                                     --------  -------  -------
                                                     $241,021  241,597  187,105
                                                     ========  =======  =======
   Capital expenditures and expenditures for equip-
    ment under wagering systems contracts
     North America.................................  $ 15,798   57,460   49,462
     Europe........................................     2,342    2,005      315
     Asia..........................................       --       --       --
                                                     --------  -------  -------
                                                     $ 18,140   59,465   49,777
                                                     ========  =======  =======

                                                                     SCHEDULE II

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED OCTOBER 31, 1995
                                 (IN THOUSANDS)

                                           ADDITIONS
                                    -----------------------
                         BALANCE AT CHARGED TO   CHARGED                   BALANCE AT
                         BEGINNING  COSTS AND    TO OTHER                    END OF
                         OF PERIOD   EXPENSES  ACCOUNTS (1) DEDUCTIONS (2)   PERIOD
                         ---------- ---------- ------------ -------------- ----------
YEAR ENDED OCTOBER 31,
 1993
Allowance for doubtful
 accounts...............    $823        423         78            350          974
YEAR ENDED OCTOBER 31,
 1994
Allowance for doubtful
 accounts...............    $974        625        --           1,101          498
YEAR ENDED OCTOBER 31,
 1995
Allowance for doubtful
 accounts...............    $498      1,372        169            360        1,679

--------
(1) Amounts related to acquired companies
(2) Amounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See "Executive Officers and Directors of the Company" in Part I of this Annual Report.

DELINQUENT FILINGS

  Under the securities laws of the United States, the Company's directors, its officers, and any persons holding more than ten percent of the Company's Class A Common Stock are required to report their ownership of the Company's Class A Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file by these dates during fiscal 1995. On January 26, 1996, Marshall Bartlett, Sir Brian Wolfson, Alan J. Zakon filed a Form 5 with the SEC for options they received in May 1995. Mr. Bartlett, Sir Wolfson and Mr. Zakon did not file a Form 4 with respect to such options. On January 26, 1996 A. Lorne Weil, Martin
A. Schloss and Gerald Lawrence filed a Form 5 with the SEC in connection with an exchange of options for restricted stock awarded under the Company's 1992 Equity Incentive Plan. Mr. Lawrence did not file a Form 4 with respect to 1,000 shares of Class A Common Stock that he purchased in fiscal 1995. Finally, on January 26, 1996, Michael D. Harris and Alan Cigich filed a Form 5 with the SEC. Mr. Harris, Mr. Lawrence and Mr. Cigich did not file Form 3 when they became officers of the Company. All filings on Form 5 described above, except for Mr. Cigich, were not made on a timely basis. In making these statements, the Company has primarily relied on copies of the reports that the directors, officers and 10% holders have filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table shows the compensation paid by the Company for services rendered for fiscal 1993, 1994 and 1995 to the chief executive officer and the four highest paid executive officers of the Company who received more than $100,000 in salary and bonuses during fiscal 1995 and who served as executive officers during fiscal 1995 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
                                     (1)               LONG TERM COMPENSATION AWARDS
                             --------------------    --------------------------------------
            (A)              (B)    (C)     (D)         (F)          (G)           (I)
            ---              ---- ------- -------    ----------   ----------   ------------
                                                     RESTRICTED   SECURITIES
                                                       STOCK      UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION       SALARY   BONUS       AWARD       OPTIONS     COMPENSATION
    AT FISCAL YEAR-END       YEAR   ($)     ($)       ($) (11)       (#)           ($)
---------------------------  ---- ------- -------    ----------   ----------   ------------
A. Lorne Weil...........     1995 408,800     --      534,001(5)       --         12,700(8)
 Chief Executive Officer     1994 408,800     --          --           --         13,500(9)
                             1993 391,300 200,000         --       600,000(5)        900(10)
Thomas C. DeFazio.......     1995 148,100 170,000(2)      --       200,000         3,000(8)
 President and Chief
 Operating Officer
Martin E. Schloss.......     1995 175,000  13,000      70,272(6)       --          7,600(8)
 Vice President, General     1994 135,600 115,000(3)      --        65,000(6)      6,200(9)
 Counsel and Secretary       1993 125,000     --          --           --            300(10)
Gerald Lawrence.........     1995 184,600  50,000     137,000(7)   100,000(7)        --
 Vice President
Michael D. Harris.......     1995 129,800  75,000(4)      --       150,000         1,500(8)
 Vice President

--------
(1) Amounts shown include cash and non-cash compensation earned by the Named Executive Officers.
(2) Includes a relocation allowance of $110,000 and a $60,000 bonus for fiscal 1995.
(3) Consists of fiscal 1994 bonus of $60,000 and special bonus of $55,000 to recognize contributions to the Company's longer-term strategic goals.
     These bonuses were initially payable in three equal installments in 1995, 1996 and 1997 as long as Mr. Schloss is employed by the Company. However, the Compensation Committee of the Board has decided to terminate the deferred compensation plan and to pay out the second and third installments in 1996.
(4)  Consists of a signing bonus of $25,000 and a fiscal bonus of $50,000.
(5) On May 25, 1995, Mr. Weil exchanged options received in 1993 to purchase 600,000 shares of Class A Common Stock, constituting all of his options having exercise prices in excess of $4.13 per share (the average of the bid and asked trading prices of the Class A Common Stock on May 25, 1995) ("Underwater Options"), for an award under the Company's 1992 Equity Incentive Plan of 129,298 deferred shares of Class A Common Stock ("Deferred Shares") which will be issued in the future subject to vesting provisions relating to a lengthy period of future service with the Company or the achievement of certain performance goals for the Company as measured by the price of Class A Common Stock.
(6) On May 25, 1995, Mr. Schloss exchanged all of his Underwater Options, constituting options to purchase 65,000 shares of Class A Common Stock, for an award of 17,015 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock.

(7) On May 25, 1995, Mr. Lawrence exchanged all of his Underwater Options, constituting options to purchase 100,000 shares of Class A Common Stock, for an award of 33,172 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common
     Stock.
(8)  Amounts of All Other Compensation for fiscal 1995 include the following:
     (i) Contributions to the Company's defined contribution retirement plan for salaried employees:Mr. Weil, $7,500; Mr. Schloss, $7,500.
     (ii)  Life insurance coverage: Mr. Weil $5,200; Mr. Schloss, $100.
     (iii) COBRA medical coverage: Mr. DeFazio, $3,000; Mr. Harris, $1,500.
(9)  Amounts of All Other Compensation for fiscal 1994 include the following:
     (i) Contributions to the Company's defined contribution retirement plan for salaried employees:Mr. Weil, $7,500; Mr. Schloss, $5,800.
     (ii)  Life insurance coverage: Mr. Weil, $6,000; Mr. Schloss, $400.
(10) Amounts of All Other Compensation for fiscal 1993 include the following:Life insurance coverage: Mr. Weil, $900; Mr. Schloss, $300.
(11) The number and value of the aggregate restricted stock holdings at October 31, 1995, is as follows:
     (i) Number of shares: Mr. Weil, 129,298; Mr. Schloss, 17,015; Mr. Lawrence, 33,172.
     (ii) Value of shares: Mr. Weil, $387,894; Mr. Schloss, $51,045; Mr. Lawrence, $99,516.
     (iii) In the event the Company declares a dividend on the Class A Common Stock, the restricted stocks listed above would receive dividend(s).

  The table below sets forth information with respect to stock options granted to the Named Executive Officers for fiscal 1995.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                           POTENTIAL
                                                                       REALIZABLE VALUE
                                                                          AT ASSUMED
                                                                         ANNUAL RATES
                                                                        OF STOCK PRICE
                                                                       APPRECIATION FOR
                                      INDIVIDUAL GRANTS                   OPTION TERM
                         -------------------------------------------- -------------------
          (A)                (B)          (C)       (D)       (E)       (F)       (G)
          ---            -----------  ----------- -------- ---------- -------- ----------
                          NUMBER OF   % OF TOTAL
                         SECURITIES     OPTIONS
                         UNDERLYING   GRANTED TO  EXERCISE
                           OPTIONS     EMPLOYEES  OR BASE
                         GRANTED (1)      IN       PRICE   EXPIRATION    5%       10%
          NAME               (#)      FISCAL YEAR  ($/SH)     DATE      ($)       ($)
          ----           -----------  ----------- -------- ---------- -------- ----------
A. Lorne Weil...........       --         0.00%       N/A        N/A       N/A        N/A
Thomas C. DeFazio.......   200,000       31.55%    $4.375  17-Apr-00  $241,746 $  534,196
Martin E. Schloss.......       --         0.00%       N/A        N/A       N/A        N/A
Gerald Lawrence ........   100,000(2)    15.77%    $15.00  11-Nov-99  $414,422 $  915,765
Michael D. Harris.......   150,000       23.66%    $ 4.50  24-Apr-05  $424,504 $1,075,776

--------
(1) All options were granted under the Company's 1992 Equity Incentive Plan. Options become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. The options may, subject to certain requirements, be exercised through the delivery of cash and/or Class A Common Stock. The options permit the optionee to request that the Company withhold shares sufficient to satisfy withholding tax requirements. The options are not transferable otherwise than by will or the laws of descent and distribution, in which case, and in the case of disability, they are exercisable for the following 12 months or the term of the option, whichever is shorter, for the full number of shares the optionee was entitled to purchase at the time of his death or disability. In the event of a termination of employment by the Company other than for cause or death or disability, an optionee has the right to exercise his option at any time within the three months following such termination or the term of the option, whichever is shorter, for the full number of shares he was entitled to purchase at the time of termination. In the event of termination for cause, the options shall be terminated.
(2) In July 1995, Mr. Lawrence exchanged all of his Underwater Options, constituting options to purchase 100,000 shares of Class A Common Stock, for an award of 33,172 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common
    Stock.

  The table below sets forth information for the Named Executive Officers with respect to fiscal 1995 year-end option values.

                        AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR, AND FY-END OPTION VALUE

         (A)              (B)         (C)           (D)              (E)
         ---          ----------- ----------- ---------------- ----------------
                                                 NUMBER OF
                                                 SECURITIES        VALUE OF
                                                 UNDERLYING      UNEXERCISED
                                                UNEXERCISED      IN-THE-MONEY
                        SHARES                   OPTIONS AT       OPTIONS AT
                       ACQUIRED               OCT. 31, 1995(#) OCT. 31, 1995($)
                          ON         VALUE      EXERCISABLE/     EXERCISABLE/
        NAME          EXERCISE(#) REALIZED($)  UNEXERCISABLE    UNEXERCISABLE
        ----          ----------- ----------- ---------------- ----------------
A. Lorne Weil........     -0-         -0-      1,125,000/-0-     $346,500/-0-
Thomas C. DeFazio....     -0-         -0-        -0-/200,000          -0-/-0-
Martin E. Schloss....     -0-         -0-         40,000/-0-          -0-/-0-
Gerald Lawrence......     -0-         -0-            -0-/-0-          -0-/-0-
Michael D. Harris....     -0-         -0-        -0-/150,000          -0-/-0-

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  As of May 25, 1995, the Compensation Committee of the Board consisted of Marshall Bartlett, Larry J. Lawrence and Alan J. Zakon. Until then, the Compensation Committee consisted of Larry J. Lawrence, Alan J. Zakon and Sir Brian Wolfson. Sir Brian served as Acting President and Chief Executive Officer of the Company from June 1991 until October 31, 1991.

  Effective December 1, 1994 the Company has a wagering systems service contract with Lincoln Greyhound Racetrack, a facility owned by Wembley plc, a United Kingdom corporation of which Sir Brian Wolfson, a director of the Company, was deputy chairman until September 1995.

  The Company has a Senior Bank Credit Facility with Bankers Trust Company, a company of which Alan J. Zakon, a director of the Company, was a managing director from 1989 until April 1995.

  From June 1994 until June 1995, Mr. Bartlett had a consulting arrangement with the Company whereby he received $100,000 of which $41,667 was paid for consulting services in fiscal 1994, with the balance paid in fiscal 1995.

  As a result of the acquisition of Tele Control, the Company has assumed a contract with IMMOC leasing, a real estate concern substantially owned by certain employees of the Company, to rent premises for a minimum period of 15 years. Consequently the Company has annual rental commitments of approximately $620,000 through the year 2006. Rental payments made to this concern were $613,000, $24,000 and $613,000 for fiscal 1995, 1994 and 1993, respectively.

CERTAIN ARRANGEMENTS BETWEEN THE COMPANY AND ITS DIRECTORS AND OFFICERS

 Employee Agreements

  Effective November 1, 1992, the Company and Mr. Weil entered into a five-year employment agreement (the "Employment Agreement") that provides for a base salary of $400,000, subject to annual increases in accordance with the Consumer Price Index, a performance bonus of 25% of base salary if the Company meets its budgeted earnings per share, an additional performance bonus based on excess earnings per share, not to exceed an additional 25% of base salary, and a performance bonus of up to 50% of base salary at the discretion of the Board of Directors. If the Company terminates Mr. Weil's employment under the Employment Agreement other than for cause, Mr. Weil is entitled to collect his base salary for twelve months following such termination, plus a portion of the annual earnings per share-based performance bonuses. In connection with the Employment Agreement, Mr. Weil received a five-year option to purchase 600,000 shares of Class A Common Stock of the Company at an exercise price of $3.50 per share. The option originally was exercisable in three equal annual installments on November 1, 1993, November 1, 1994 and November 1, 1995. In August 1993, the Compensation Committee accelerated the vesting period of the option such that the option became exercisable in full.

  Effective April 17, 1995, the Company and Mr. Thomas DeFazio entered into a three-year employment agreement (the "DeFazio Employment Agreement") that provides for an annual base salary of $275,000 and an annual performance bonus of up to 45% of base salary. Fifty percent of the bonus will be based on the formula set forth in the Company's executive compensation plan as in effect from time to time and the remaining 50% of the bonus will be based on achievement of objectives to be established by the Chief Executive Officer and the Board in their sole discretion. Under the DeFazio Employment Agreement, the Company has also paid Mr. DeFazio a relocation allowance of $110,000, a prorated portion of which, however, must be returned to the Company by Mr. DeFazio in the event he terminates his employment or the Company terminates his employment for cause at any time prior to April 17, 1997. If the Company terminates Mr. DeFazio's employment under the DeFazio Employment Agreement other than for cause, Mr. DeFazio would be entitled to collect an amount equal to the greater of (i) one year's base salary or (ii) the product of Mr. DeFazio's then current monthly salary multiplied by the number of months remaining under the initial term of the DeFazio Employment Agreement. In connection with the DeFazio Employment Agreement, Mr. DeFazio received a five-year option to purchase 200,000 shares of Class A Common Stock at an exercise price of $4.375 per share. The option will become exercisable in three equal installments, on each of the first, second and third anniversaries of the date of grant. If during a period of 12 months following a change of control of the Company, the Company terminates Mr. DeFazio's employment other than for cause, Mr. DeFazio will be entitled to collect a lump-sum payment equal to his base salary for the remainder of the term under the DeFazio Employment Agreement, and Mr. DeFazio's stock option will become exercisable in full.

  Effective April 24, 1995, the Company and Mr. Michael Harris entered into an employment agreement (the "Harris Employment Agreement"), pursuant to which Mr. Harris assumed the position of Vice President of the Company and President of Autotote Systems, a division of the Company, for an initial term of 18 months with automatic extension for 12 month periods. The Harris Employment Agreement provides for an annual base salary of $250,000 with annual reviews based on written performance appraisals and an annual bonus of up to 45% of base salary, one-third of which will be based on overall Company results, one-third on the performance of Autotote Systems and one-third on discretionary factors determined by the Chief Executive Officer and the Board. Mr. Harris received a bonus payment of $50,000 on October 31, 1995 and is guaranteed an additional bonus payment of $50,000 on May 31, 1996, which later payment will be considered part of his fiscal 1996 year end bonus. Mr. Harris also received a signing bonus of $25,000 and a relocation allowance in an amount which will provide after tax reimbursement of the moving expenses and transaction costs incurred by Mr. Harris in connection with his relocation, including the difference between the net sales price of his home and its cost. Either party may terminate the Harris employment agreement with 30 days prior written notice. If the Company terminates Mr. Harris' employment under the Harris Employment Agreement other than for cause, Mr. Harris will be entitled to collect a lump sum payment equal to the base salary for the remainder of the term under the Harris Employment Agreement plus any earned bonus. In connection with the Harris Employment Agreement, Mr. Harris received a ten-year option to purchase 150,000 of Class A Common Stock at an exercise price of $4.50 per share. The option will become exercisable in three equal installments, on each of the first, second and third anniversaries of the date of grant. If the Company terminates Mr. Harris' employment under the Harris Employment Agreement other than for cause, an option for 50,000 shares of Class A Common Stock of the Company will vest immediately if none of the stock options have vested as of the termination date. In the event of a sale of substantially all of the Company's stock or assets, Mr. Harris will be entitled to receive a payment equal to his base salary and any potential bonuses due over the remaining term of the Harris Employment Agreement, and Mr. Harris' option will become exercisable in full.

  On November 14, 1994, the Company and Mr. Gerald Lawrence entered into a one-year employment agreement (the "Lawrence Employment Agreement") to employ Mr. Lawrence as Vice President in charge of North American Pari-mutuel Operations. The Lawrence Employment Agreement provides for a base salary of $200,000 and a performance bonus of up to 45% of the base salary. For fiscal 1995, Mr. Lawrence is guaranteed a minimum bonus of $50,000. In connection with the Lawrence Employment Agreement, Mr. Lawrence received a five-year option to purchase 100,000 shares of Class A Common Stock of the Company at a price of $15.00 per share, which option is exercisable in three equal installments. On May 25, 1995, Mr. Lawrence exchanged such stock option for an award of 33,172 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock. In the event that the Company terminates Mr. Lawrence's employment other than for cause, Mr. Lawrence is entitled to receive his base salary for twelve months following such termination.

  By letter, dated January 3, 1995, the Company confirmed to Mr. Martin Schloss that in the event the Company terminates Mr. Schloss' employment, he will be entitled to receive severance pay, at the time of such termination, of not less than one year base salary plus all accrued but unpaid bonus installments earned by him, and Mr. Schloss will retain all unexercised options to purchase Class A Common Stock held by him at the time of such termination, which options will remain exercisable in accordance with their terms.

 Directors' Compensation

  Effective as of May 25, 1995, each director who is not an employee of the Company is paid an annual retainer of $20,000, as well as $1,000 plus expenses for each Board meeting attended, $1,000 plus expenses for each committee meeting attended in person and held on a day other than on which a Board meeting is held and $500 plus expenses for each committee meeting attended held on the same day as a Board meeting or by telephone. Members of the Executive Committee do not receive fees for attending meeting thereof. In lieu of the foregoing compensation, Thomas H. Lee Company, of which Mr. Lee is president, receives $5,000 per month for his services as a director.

  In May 1995, Mr. Bartlett, Sir Brian Wolfson and Mr. Zakon each received an award of 10,000 shares of Class A Common Stock issuable in the future ("Non-Employee Director Deferred Stock"), and each of Sir Brian Wolfson and Mr. Zakon received a one time award of 40,000 shares of Non-Employee Director Deferred Stock. The shares of Non-Employee Director Deferred Stock were awarded under the Company's 1992 Equity Incentive Plan and vest, on a cumulative basis, as to one-third of the shares of Non-Employee Director Deferred Stock on each of the first three anniversaries of the date of grant or in full if the non-employee director ceases to serve as a director as a result of death, disability, retirement at or after the age of 65, or the failure to be renominated or reelected, or in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets.

  From June 1994 until June 1995, Mr. Bartlett had a consulting arrangement with the Company whereby he received $100,000 of which $41,667 was paid for consulting services in fiscal 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

  The following table sets forth certain information as of October 31, 1995 as to the security ownership of those persons owning of record or known to the Company to be the beneficial owners of more than five percent of the outstanding Class A Common Stock of the Company, each of the Company's directors and Named Executive Officers and the Company's executive officers and directors as a group. Except as otherwise indicated, the stockholders listed on the table have sole voting and investment power with respect to the shares indicated. Share figures reflect (i) a three-for-two stock split in the form of a stock dividend of one share of Class A Common Stock for every two shares outstanding paid on June 30, 1993 and (ii) a two-for-one stock split in the form of a stock dividend of one share of Class A Common Stock for each share outstanding paid on October 25, 1993.

                                           AMOUNT AND NATURE
NAME AND ADDRESS                                   OF                   PERCENT OF
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP (1) CLASS A COMMON STOCK (1)
-------------------                     ------------------------ ------------------------
Thomas H. Lee.........................       4,023,465 (10)               12.95%
State of Wisconsin Investment Board...       2,810,500  (5)                9.21%
 P.O. Box 7842
 Madison, WI 53707
A. Lorne Weil.........................       2,417,092  (6)                7.50%
Larry J. Lawrence.....................       2,412,123  (9)                7.65%
Wellington Management Company.........       2,000,000  (3)                6.15%
 75 State Street
 Boston, MA 02109
The Kaufman Fund, Inc. ...............       1,994,000  (4)                6.53%
 140 East 45th Street, 43rd Floor
 New York, NY 10017
Lawrence, Tyrrell, Ortale & Smith.....       1,867,952  (2)                5.93%
 515 Madison Avenue
 New York, New York 10022
Martin E. Schloss.....................          55,000 (14)                   *
Alan J. Zakon.........................          32,000 (12)                   *
Marshall Bartlett.....................          30,000  (8)                   *
Sir Brian Wolfson.....................          30,000 (11)                   *
Thomas C. DeFazio.....................          20,000  (7)                   *
Gerald Lawrence.......................           1,000 (13)                   *
Michael D. Harris.....................                 --                   --
All Directors and Executive Officers
 as a group
 (10 people)
 (6)(7)(8)(9)(10)(11)(12)(13)(14)(15)..      9,020,680                    26.61%

--------
 * Less than 1%
 (1) For purposes of determining beneficial ownership of the Company's Class A Common Stock, owners of Class A warrants and options exercisable within sixty days are considered to be the beneficial owners of the shares of Class A Common Stock into which such securities are convertible or for which such securities are exercisable. The percentage ownership of the outstanding Class A Common Stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his warrants or options for Class A Common Stock.
 (2) Includes 965,469 warrants exercisable within 60 days owned by Lawrence, Tyrrell, Ortale & Smith.
 (3) Represents shares of Class A Common Stock issuable upon conversion of $40,000,000 of Debentures due 2001 convertible within 60 days owned by Wellington Management Company.
 (4) Based on Schedule 13G, dated September 30, 1995, as filed with the Securities and Exchange Commission, The Kaufmann Fund, Inc. holds 1,994,000 shares of Class A Common Stock.
 (5) Based on a Schedule 13F filed with the Securities and Exchange Commission on September 30, 1995, the State of Wisconsin Investment Board holds 2,810,500 shares of Class A Common Stock.
 (6) Includes shares held in the name of Lorne Weil 1989 Trust of which Mr. Weil is Trustee. Also includes shares of Class A Common Stock warrants to purchase 577,920 exercisable within 60 days owned by Mr. Weil, some of which are held in the name of Lorne Weil 1989 Trust, and options to purchase 1,125,000 shares of Class A Common Stock exercisable within 60 days by Mr. Weil. Mr. Weil's address is c/o the Company. See "Management--Employment Agreements." Effective March 25, 1994, Mr. Weil entered into a swap transaction (the "Swap") with BT in respect of 500,000 shares of the Class A Common Stock of the Company held by him (the "Swap Shares"). Mr. Weil continues to hold sole voting power over the Swap Shares which serve as collateral for the Swap transaction; however, Mr. Weil may substitute other collateral for the Swap Shares. Under the Swap arrangement (i) Mr. Weil is obligated to pay BT (a) at the end of each quarter during the five (5) year term of the Swap (the "Term") the amount of any dividends declared during such quarter on the Swap and (b) at the end of the Term, any appreciation during the Term in the price of the Swap Shares above $26.7769 per share, (ii) BT is obligated to pay Mr. Weil (x) at the end of each quarter during the Term, the amount equal to the three (3) month London Interbank Offered Rate less 2.125% of the Calculation Amount (as defined in the Swap documents) of $13,388,500, and (y) at the end of the Term, an amount equal to any depreciation during the Term, in the price of the Swap Shares below $26.7769 per share. Mr. Weil will pay BT an annual fee in consideration of its entering into the Swap. The Swap is for a five (5) year period, but will terminate if Mr. Weil dies or if certain other events occur during such period. Mr. DeFazio's address is c/o the Company.
 (7) Represents 20,000 shares of Class A Common Stock owned by Mr. Thomas
     DeFazio.
 (8) Represents shares issuable upon exercise of options to purchase 30,000 shares of Class A Common Stock exercisable within 60 days owned by Mr. Bartlett. Mr. Bartlett's address is c/o the Company.
 (9) Includes 902,483 shares and warrants to purchase 965,469 shares of Class A Common Stock exercisable within 60 days held by the partnership of Lawrence, Tyrrell, Ortale & Smith (see footnote 2) and warrants to purchase 41,742 shares of Class A Common Stock exercisable within 60 days owned by Mr. Lawrence. Mr. Lawrence is a general partner of Lawrence Venture Partners, the sole general partner of such partnership. Mr. Lawrence's address is c/o the Company.
(10) Includes warrants to purchase 542,109 shares of Class A Common Stock exercisable within 60 days and 1,535,100 shares owned by the 1989 Thomas
     H. Lee Nominee Trust and 1,946,256 shares owned by Thomas H. Lee Equity Partners, L.P., which are deemed to be beneficially owned by Mr. Lee. Mr. Lee is a general partner of THL Equity Advisors Limited Partnership, which is general partner of Thomas H. Lee Equity Partners, L.P. Mr. Lee's address is c/o the Company.
(11) Represents shares issuable upon the exercise of 30,000 options exercisable within 60 days owned by Mr. Wolfson. Mr. Wolfson's address is c/o the Company.
(12) Includes options to purchase 30,000 shares of Class A Common Stock exercisable within 60 days owned by Mr. Zakon. Mr. Zakon's address is c/o the Company.

(13) Represents 1,000 shares of Class A Common Stock owned by Mr. Gerald Lawrence. Mr. Lawrence's address is c/o the Company.
(14) Includes options to purchase 40,000 shares of Class A Common Stock exercisable within 60 days owned by Mr. Schloss. Mr. Schloss' address is c/o the Company.
(15) Includes warrants to purchase 2,127,240 shares of Class A Common Stock and options to purchase 1,255,000 shares of Class A Common Stock exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has its Senior Bank Credit Facility with BT, a company of which Alan J. Zakon, a director of the Company, was a managing director from 1989 until April 1995.

  The Company has a service contract with Lincoln Greyhound Racetrack, a facility owned by Wembley plc, a United Kingdom corporation of which Sir Brian Wolfson, a director of the Company, was deputy chairman until September 1995.

  From June 1994 until June 1995, Mr. Bartlett had a consulting arrangement with the Company whereby he received $100,000 of which $41,667 was paid for consulting services in fiscal 1994.

  The Company believes that all of these transactions were on terms no less favorable than could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements--See Index to Consolidated Financial Statements attached hereto, page 27.

    2. Financial Statements Schedule--See Index to Consolidated Financial Statements attached hereto, page 27.

  Exhibits--The following is a list of exhibits:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation of the Company, as amended through June
         29, 1995.(15)
  3.2    Bylaws of the Company.(6)
  4.1    Certificate representing share of Class A Common Stock of the
         Company.(6)
 10.1    1984 Stock Option Plan, as amended.(6)*
 10.4    Definitive Agreement Governing the Split Off of United Tote World
         Wide, Inc. and UT Wisconsin, Inc. from United Tote, Inc. dated as of
         October 31, 1991 and Exhibits and Schedules thereto (including the Tax
         Sharing Agreement dated as of October 31 1991).(5)
 10.5    Letter Agreement, dated as of October 31, 1991, between the Company,
         Wembley, Inc., United Tote Company, and Autotote Limited.(5)
 10.6    Allocation Agreement dated as of October 31, 1991 between Autotote
         Limited and United Tote Company.(5)
 10.7    Loan Agreement dated March 17, 1982 between the Company and The
         Delaware Economic Development Authority.(7)
 10.8    First Mortgage and Security Agreement dated March 17, 1982 between the
         Company and Delaware Trust Company.(7)
 10.9    Form of Option dated March 3, 1992 issued to A. Lorne Weil.(7)*
 10.10   Form of Option dated December 13, 1991 issued to Marshall
         Bartlett.(7)*
 10.11   Employment Agreement dated November 1, 1992, of A. Lorne Weil and
         Autotote Corporation.(7)*
 10.12   Amended and Restated Credit Agreement dated as of April 28, 1994 among
         Autotote Systems, Inc., Bankers Trust Company and other lenders.(12)
 10.13   First Amendment to Credit Agreement dated June 20, 1994 among Autotote
         Systems, Inc., Bankers Trust Company and other lenders.(13)
 10.14   Second Amendment to Credit Agreement dated August 20, 1994 among
         Autotote Systems, Inc., Bankers Trust Company and other lenders.(13)
 10.15   Third Amendment to Credit Agreement dated December 27, 1994 among
         Autotote Systems, Inc., Bankers Trust Company and other lenders.(13)
 10.16   Employment Agreement dated July 18, 1994 between the Company and
         Marvin H. Sugarman.(13)*
 10.17   Employment Agreement dated December 30, 1993 between the Company and
         Dennis C. Wallach.(13)*
 10.18   Employment Agreement between Gerald Lawrence and the Company dated
         November 14, 1994.(13)*
 10.19   Stock Purchase Agreement dated July 15, 1994 among the Company, Marvin
         H. Sugarman, Robert Melican, Racing Technology, Inc. and Marvin H.
         Sugarman Productions, Inc.(13)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.20   Asset Purchase Agreement dated January 12, 1995 between Autotote
         Communication Services, Inc. and IDB Communications Group Inc.(13)
 10.21   Purchase Agreement dated October 14, 1994 between Autotote
         Corporation, Yves Alexandre, Marie A. Alexandre and Frederic
         Alexandre. (English summary attached to French original.)(13)
 10.22   1992 Equity Incentive Plan, as amended.(8)
 10.23   Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30,
         1993.(10)
 10.24   Stock Purchase Agreement between the Company and General Instrument
         Corporation dated May 18, 1993.(9)
 10.25   Purchase and Sale Agreement between the Company and Sven Eriksson dated May 27, 1993.(9)
 10.26   Agreement among ETAG Electronic Totalisator AG, Gerhard Harwalik,
         Peter Freudenschuss, Peter Tinkl and Manfred Harwalik dated July 27,
         1993.(11)
 10.27   Purchase Agreement among certain purchasers and Autotote Corporation dated August 13, 1993.(11)
 10.28   Fourth Amendment to Credit Agreement dated February 21, 1995 among
         Autotote Systems, Inc., Bankers Trust Company and other lenders.(13)
 10.29   1995 Equity Incentive Plan.
 10.30   Waiver, Consent, Agreement and Fifth Amendment, dated as of July 19,
         1995, among the Registrant, Autotote Systems, Inc., the lenders party to the Credit Agreement and Bankers Trust Company, as Agent.(14)
 10.31   Consent Agreement and Sixth Amendment, dated as of August 30, 1995, among the Registrant, Autotote Systems, Inc., the lenders party to the
         Credit Agreement and Bankers Trust Company, as Agent.(14)
 10.32   Consent Agreement, dated as of September 8, 1995, among the
         Registrant, Autotote Systems, Inc., the lenders party to the Credit
         Agreement and Bankers Trust Company, as Agent.(14)
 10.33   Consent Agreement, dated as of September 11, 1995, among the
         Registrant, Autotote Systems, Inc., the lenders party to the Credit
         Agreement and Bankers Trust Company, as Agent.(14)
 10.34   Consent Agreement, dated as of September 14, 1995, among the
         Registrant, Autotote Systems, Inc., the lenders party to the Credit
         Agreement and Bankers Trust Company, as Agent.(14)
 10.35   1992 Equity Incentive Plan, as amended and restated.
 10.36   Registration Rights Agreement, dated as of November 6, 1995, between the Registrant and Hartford Stock Fund and Hartford Advisers Fund (the
         "Fund"), dated as of November 6, 1995, between the Registrant and
         Funds.
 10.37   Interest Agreement, dated as of November 6, 1995, between the
         Registrant and the Funds.
 10.38   Employment Agreement, dated April 17, 1995, between the Registrant and
         Thomas C. DeFazio.*
 10.39   Employment Agreement dated April 24, 1995, between the Registrant and
         Michael D. Harris.*
 10.40   Letter Agreement, dated January 3, 1995, between the Registrant and
         Martin E. Schloss.*
 21      List of Subsidiaries.
 23      Consent of KPMG Peat Marwick LLP.
 28.1    Copy of Final Judgment and Order of the United States District Court
         for the District of Delaware dated August 28, 1991.(7)

--------
 (*)Includes management contracts and compensation plans and arrangements.
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 2-92090) which became effective on August 23, 1984.
 (2) Incorporated by reference to the Company's Form 8-K dated November 30,
     1988.
 (3) Incorporated by reference to the Company's Form 8-K dated April 11, 1989.
 (4) Incorporated by reference to the Company's Form 8-K dated December 11,
     1989.

 (5) Incorporated by reference to the Company's Form 8-K dated November 14, 1991, as amended by Form 8 dated December 10, 1991.
 (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20, 1992.
 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
 (8) Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration Statement No. 33-57930) which became effective on April 1, 1993.
 (9) Incorporated by reference to the Company's Form 8-K dated June 22, 1993.
(10) Incorporated by reference to the Company's Form 8-K dated July 1, 1993.
(11) Incorporated by reference to the Company's Form 8-K dated September 8,
     1993.
(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1994, dated June 14, 1994.
(13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1994.
(14) Incorporated by reference to the Company's Form 8-K dated September 15,
     1995.
(15) Incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 1995, dated September 14, 1995.

     (B) Reports on Form 8-K

     The Registrant filed a current report on Form 8-K, dated September 15, 1995 disclosing an Item 5 thereof relating to waivers and amendment to the Senior Bank Credit Facility.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Autotote Corporation

Dated: January 29, 1996


                                          By         /s/ A. Lorne Weil
                                             ----------------------------------
                                             A. Lorne Weil
                                             Chairman of the Board

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY , 1996.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
         /s/  A. Lorne Weil          Chairman of the Board &        January 29, 1996
------------------------------------ Chief Executive Officer, and
           A. Lorne Weil             Director (principal
                                     executive officer)

       /s/ Thomas C. DeFazio         President and Chief            January 29, 1996
------------------------------------ Operating Officer (principal
         Thomas C. DeFazio           financial officer)

       /s/ Philip G. Taggart         Corporate Controller           January 29, 1996
------------------------------------ (principal accounting
         Philip G. Taggart           officer)

       /s/ Sir Brian Wolfson         Director                       January 29, 1996
------------------------------------
         Sir Brian Wolfson

       /s/ Larry J. Lawrence         Director                       January 29, 1996
------------------------------------
         Larry J. Lawrence

         /s/ Thomas H. Lee           Director                       January 29, 1996
------------------------------------
           Thomas H. Lee

       /s/ Marshall Bartlett         Director                       January 29, 1996
------------------------------------
         Marshall Bartlett

         /s/ Alan J. Zakon           Director                       January 29, 1996
------------------------------------
           Alan J. Zakon

                                 EXHIBIT INDEX

 EXHIBIT NO.                       DESCRIPTION                         PAGE
 -----------                       -----------                         ----
 10.29       1995 Equity Incentive Plan
 10.35       1992 Equity Incentive Plan, as amended and restated
 10.36       Registration Rights Agreement
 10.37       Interest Agreement
 10.38       Employment Agreement, dated April 17, 1995, between the
             Registrant and
             Thomas C. DeFazio*
 10.39       Employment Agreement, dated April 24, 1995, between the
             Registrant and
             Michael D. Harris*
 10.40       Letter Agreement, dated January 3, 1995, between the
             Registrant and
             Martin E. Schloss*
 21          List of Subsidiaries
 23          Consent of KPMG Peat Marwick LLP

BOARD OF DIRECTORS        OFFICERS                 TRANSFER AGENT
A. Lorne Weil             A. Lorne Weil            American Stock Transfer & Trust Company
Chairman and Chief        Chairman of the Board    40 Wall Street
Executive                 and Chief Executive      New York, NY 10005
Officer of Autotote       Officer
Corporation

Sir Brian Wolfson         Sir Brian Wolfson
Vice Chairman of the      Vice Chairman of
Board Deputy              Autotote Corporation
Chairman of
Wembley plc

Alan J. Zakon             Alan J. Zakon            STOCK INFORMATION
Vice Chairman of the      Vice Chairman of
Board                     Autotote Corporation     At the close of business on January 25,
                                                   1996, a total of 30,942,295 shares of
                                                   Class A Common Stock were outstanding.
                                                   There were 579 holders of record on
                                                   such date.

Larry J. Lawrence         Thomas C. DeFazio
Managing General Partner  President and Chief
of Lawrence, Tyrrell,     Operating Officer
Ortale & Smith

Marshall Bartlett         Michael D. Harris        AUDITORS
Former Executive Vice     Vice President
President                 President of Autotote    KPMG Peat Marwick LLP
and COO of Bourns, Inc.   Systems Group            New York, New York

Thomas H. Lee             Gerald Lawrence
President of Thomas H.    Vice President
Lee Company               President of Autotote
                          Gaming Group

                          Martin E. Schloss
                          Vice President
                          General Counsel and
                          Secretary

                              AUTOTOTE CORPORATION
                        750 LEXINGTON AVENUE, 25TH FLOOR
                            NEW YORK, NEW YORK 10022
                                  212-754-2233


                       [LOGO OF AUTOTOTE APPEARS HERE]