Form 10-K/A
period 1995-10-31
AUTOTOTE CORP
filed 1996-02-20
CIK 750004

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________


                                  FORM 10-K\A
                                AMENDMENT NO. 1


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

[_]               For the fiscal year ended:  October 31, 1995,

                                      or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission file number:  0-13063

                             AUTOTOTE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                81-0422894
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   750 LEXINGTON AVENUE, 25TH FLOOR                       10022
         NEW YORK, NEW YORK                            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Yes      X                                   No     ___
             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 25, 1996, was approximately $72,748,583 (based on the last sale price of such stock as reported by NASDAQ National Market).

                       EXHIBIT INDEX APPEARS ON PAGE 72
================================================================================

ITEM 14 OF THE ANNUAL REPORT ON FORM 10-K, OF AUTOTOTE CORPORATION, A DELAWARE CORPORATION, IS HEREBY AMENDED AND RESTATED TO READ IN ITS ENTIRETY AS
FOLLOWS:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements-See Index to Consolidated Financial
               Statements attached hereto, page 27.

          2. Financial Statements Schedule-See Index to Consolidated Financial Statements attached hereto, page 27.

        Exhibits-The following is a list of exhibits:

     Exhibit
     Number                             Description
     ------                             -----------
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

     10.35     1992 Equity Incentive Plan, as amended and restated.

     10.36 Registration Rights Agreement, dated as of November 6, 1995, between the Registrant and Hartford Stock Fund and Hartford
               Advisers Fund (collectively, the "Funds").

     10.37     Interest Agreement, dated as of November 6, 1995, between the
               Registrant and the Funds.

     10.38     Employment Agreement, dated April 17, 1995, between the
               Registrant and Thomas C. DeFazio.*

     10.39 Employment Agreement dated April 24, 1995, between the Registrant and Michael D. Harris.*

     10.39.1   Employment Agreement, dated as of April 24, 1995, between the
               Registrant and Michael D. Harris.*

     10.40 Letter Agreement, dated January 3, 1995, between the Registrant and Martin E. Schloss.*

     10.41     Employment Agreement, dated November 27, 1995, between the
               Registrant and Alan L. Cigich.*

     10.42     Agreement of Purchase and Sale, dated January 19, 1996, between
               Autotote Systems, Inc. and Fusco Properties, L.P. ("Fusco").

     10.43     Lease Agreement, dated as of January 19, 1996, between Fusco and
               Autotote Systems, Inc.

     10.44     Amended and Restated Credit Agreement, dated as of January 26,
               1996, among the Registrant, Autotote Systems, Inc., Bankers Trust
               Company and other lenders.

     21        List of Subsidiaries.

     23        Consent of KPMG Peat Marwick LLP.

     28.1      Copy of Final Judgment and Order of the United States District
               Court for the District of Delaware dated August 28, 1991.(7)

     _____________________
     (*)  Includes management contracts and compensation plans and arrangements.
     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 2-92090) which became effective on August 23, 1984.


     (2)  Incorporated by reference to the Company's Form 8-K dated November
          30, 1988.
     (3)  Incorporated by reference to the Company's Form 8-K dated April 11,
          1989.
     (4)  Incorporated by reference to the Company's Form 8-K dated December 11,
          1989.
     (5)  Incorporated by reference to the Company's Form 8-K dated November 14,
          1991, as amended by Form 8 dated December 10, 1991.
     (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20,
          1992.
     (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
     (8) Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration Statement No. 33-57930) which became effective on April 1, 1993.
     (9)  Incorporated by reference to the Company's Form 8-K dated June 22,
          1993.
     (10) Incorporated by reference to the Company's Form 8-K dated July 1,
          1993.
     (11) Incorporated by reference to the Company's Form 8-K dated September 8,
          1993.
     (12) Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1994 dated June 14, 1994.
     (13) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1994.
     (14) Incorporated by reference to the Company's Form 8-K dated September
          15, 1995.
     (15) Incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 1995 dated September 14, 1995.

          (B) Reports on Form 8-K.

          The Registrant filed a current report on Form 8-K, dated September 15, 1995 disclosing an Item 5 thereof relating to waivers and amendment to the Senior Bank Credit Facility.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY
     AUTHORIZED.

                                             AUTOTOTE CORPORATION


Dated:   February 20, 1996

                                              By /s/ A. Lorne Weil
                                                    _______________________
                                                 A. Lorne Weil
                                                 Chairman of the Board


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON FEBRUARY 20, 1996.


            SIGNATURE              TITLE                       DATE
            ---------              -----                       ----

/s/ A. LORNE WEIL      Chairman of the Board  &                February 20, 1996
   _________________
  A. LORNE WEIL        Chief Executive Officer, and Director
                       (principal executive officer)


/s/ THOMAS C. DEFAZIO  President and Chief Operating           February 20, 1996
   _________________
  THOMAS C. DEFAZIO    Officer (principal financial
                       officer)


/s/ PHIL TAGGART       Corporate Controller                    February 20, 1996
   _________________
  PHIL TAGGART         (principal accounting officer)


/s/ SIR BRIAN WOLFSON  Director                                February 20, 1996
   _________________
  SIR BRIAN WOLFSON

/s/ LARRY J. LAWRENCE  Director                                February 20, 1996
   _________________
  LARRY J. LAWRENCE


/s/ THOMAS H. LEE      Director                                February 20, 1996
   _________________
  THOMAS H. LEE



/s/ MARSHALL BARTLETT  Director                                February 20, 1996
   _________________
  MARSHALL BARTLETT


/s/ ALAN J. ZAKON      Director                                February 20, 1996
   _________________
  ALAN J. ZAKON

                                 EXHIBIT INDEX


     Exhibit No.                   Description                          Page
     -----------                   -----------                          ----
     10.29          1995 Equity Incentive Plan.

     10.35 1992 Equity Incentive Plan, as amended and restated.

     10.36          Registration Rights Agreement

     10.37          Interest Agreement

     10.38 Employment Agreement, dated April 17, 1995, between the Registrant and Thomas C. DeFazio*

     10.39 Employment Agreement, dated April 24, 1995, between the Registrant and Michael D. Harris*

     10.39.1 Employment Agreement, dated as of April 24, 1995, between the Registrant and Michael D. Harris.*

     10.40 Letter Agreement, dated January 3, 1995, between the Registrant and Martin E. Schloss.*

     10.41 Employment Agreement, dated November 27, 1995, between the Registrant and Alan L. Cigich.*

     10.42          Agreement of Purchase and Sale, dated January 19,
                    1996, between Autotote Systems, Inc. and Fusco.

     10.43 Lease Agreement, dated as of January 26, 1996, between Fusco and Autotote Systems, Inc.

     10.44 Amended and Restated Credit Agreement, dated as of January 19, 1996, among the Registrant, Autotote Systems, Inc., Bankers Trust Company and other lenders.

     21             List of Subsidiaries.

     23             Consent of KPMG Peat Marwick LLP