Form 10-Q
period 1996-01-31
AUTOTOTE CORP
filed 1996-03-18
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition from _________________________________ to


Commission File number:  0-13063

                              AUTOTOTE CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                      81-0422894
    ---------                                      ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


                 750 Lexington Avenue, New York, New York 10022
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212)-754-2233
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                 ---             --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 11, 1996:

                                       Class A Common Stock:  31,456,164
                                       Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                         QUARTER ENDED JANUARY 31, 1996



                                                                          Page
                                                                          ----
          PART I.     FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements:

                      Balance Sheets as of January 31, 1996 (Unaudited)
                      and October 31, 1995                                  3

                      Statements of Operations for the Three Months Ended
                      January 31, 1996 and 1995 (Unaudited)                 4

                      Statements of Cash Flows for the Three Months Ended
                      January 31, 1996 and 1995 (Unaudited)                 5

                      Notes to Consolidated Financial Statements
                      (Unaudited)                                           6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9

          PART II.    OTHER INFORMATION

          Item 1.     Legal Proceedings                                    12

          Item 6.     Exhibits and Reports on Form 8-K                     13

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             JANUARY 31,   OCTOBER 31,
                                                                                 1996          1995
                                                                           ---------------------------
                                          ASSETS                             (UNAUDITED)

     Current assets:
          Cash and cash equivalents......................................      $   7,009         4,991
          Restricted cash................................................            527         1,282
          Accounts receivable, net.......................................         19,467        21,700
          Inventories....................................................          8,932        12,497
          Unbilled receivables...........................................          8,638         4,166
          Prepaid expenses, deposits and other current assets............          3,180         3,121
                                                                               ---------      --------
                    Total current assets.................................         47,753        47,757
                                                                               ---------      --------
     Property and equipment, at cost.....................................        184,375       186,005
          Less accumulated depreciation..................................         71,571        67,745
                                                                               ---------      --------
                    Net property and equipment...........................        112,804       118,260
                                                                               ---------      --------
     Goodwill, net of amortization.......................................         25,536        26,986
     Operating right, net of amortization................................         17,598        17,848
     Other assets and investments........................................         29,408        30,170
                                                                               ---------      --------
                                                                               $ 233,099       241,021
                                                                               =========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current installments of long-term debt.........................      $  11,166        10,772
          Accounts payable...............................................         16,545        16,448
          Accrued liabilities............................................         22,135        23,783
          Income taxes payable...........................................          2,739         1,878
                                                                               ---------      --------
                    Total current liabilities............................         52,585        52,881
                                                                               ---------      --------
     Deferred income taxes...............................................          5,651         5,807
     Accrued litigation settlement.......................................          6,800            --
     Other long-term liabilities.........................................          3,458         3,984
     Long-term debt, excluding current installments......................        125,687       126,492
     Long-term debt, convertible subordinated debentures.................         40,000        40,000
                                                                               ---------      --------
                    Total liabilities....................................        234,181       229,164
                                                                               ---------      --------
     Stockholders' equity (deficit):
          Preferred stock, par value $1.00 per share, 2,000
          shares authorized, none outstanding............................             --            --
          Class A common stock, par value $0.01 per share,
          99,300 shares authorized, 30,942 and 30,520 shares
          outstanding at January 31, 1996 and October 31, 1995,
          respectively...................................................            310           306
          Class B non-voting common stock, par value $0.01 per
          share, 700 shares authorized, none outstanding.................             --            --
          Additional paid-in capital.....................................        142,027       140,050
          Accumulated deficit............................................       (143,270)     (129,469)
          Treasury stock, at cost........................................           (102)         (295)
          Translation adjustment.........................................            (47)        1,265
                                                                               ---------      --------
                    Total stockholders' equity (deficit).................         (1,082)       11,857
                                                                               ---------      --------
                                                                               $ 233,099       241,021
                                                                               =========      ========

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    QUARTERS ENDED JANUARY 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                          1996     1995
                                                                                    -------------------
     Operating revenues:
          Wagering systems.......................................................      $29,568   28,976
          Wagering equipment and other sales.....................................       13,738    2,141
                                                                                       -------   ------
                                                                                        43,306   31,117
                                                                                       -------   ------
     Operating expenses (exclusive of depreciation and amortization):
          Wagering systems.......................................................       18,847   16,747
          Wagering equipment and other sales.....................................        8,698    1,496
                                                                                       -------   ------
                                                                                        27,545   18,243
                                                                                       -------   ------
                  Total gross profit.............................................       15,761   12,874
                                                                                       -------   ------
     Selling, general and administrative expenses................................        8,170    7,695
     Depreciation and amortization...............................................        9,436    7,717
                                                                                       -------   ------
                  Operating loss.................................................       (1,845)  (2,538)
                                                                                       -------   ------

     Other deductions (income):
          Interest expense.......................................................        3,662    2,849
          Litigation settlement..................................................        6,800       --
          Other deductions (income)..............................................          292     (108)
                                                                                       -------   ------
                                                                                        10,754    2,741
                                                                                       -------   ------
                  Loss before income tax expense.................................      (12,599)  (5,279)
     Income tax expense..........................................................        1,202      652
                                                                                       -------   ------
                  Net loss.......................................................     $(13,801)  (5,931)
                                                                                       =======   ======

     Loss per common share.......................................................     $  (0.45)   (0.21)
                                                                                       =======   ======
     Weighted average number of common shares outstanding........................       30,905   28,810
                                                                                       =======   ======

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    QUARTERS ENDED JANUARY 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                    1996       1995
                                                                                                --------------------
     Cash flows from operating activities:
          Net loss.......................................................................         $(13,801)   (5,931)
          Adjustments to reconcile net loss to cash provided by operating activities:
                    Depreciation and amortization........................................            9,436     7,717
                    Loss on disposal of building.........................................              454        --
                    Change in deferred income taxes......................................             (150)    2,259
                    Litigation settlement................................................            6,800        --
                    Non-cash interest charges............................................              554        --
                    Changes in operating assets and liabilities, net of effects of
                    acquisitions.........................................................            1,279    (2,192)
                    Other................................................................              362       157
                                                                                                   -------   -------
                         Total adjustments...............................................           18,735     7,941
                                                                                                   -------   -------
     Net cash provided by operating activities...........................................            4,934     2,010
                                                                                                   -------   -------

     Cash flows from investing activities:
          Capital expenditures...........................................................             (338)   (2,832)
          Expenditures for equipment under wagering systems contracts....................           (2,420)   (3,323)
          Proceeds from sale of building.................................................              987        --
          Increase in other assets and other liabilities.................................             (441)   (2,145)
          Purchase of companies, net of cash acquired....................................               --   (15,826)
                                                                                                   -------   -------
     Net cash used in investing activities...............................................           (2,212)  (24,126)
                                                                                                   -------   -------

     Cash flows from financing activities:
          Net borrowings under revolving credit facility.................................              760    22,895
          Proceeds from issuance of long-term debt.......................................              538       233
          Payments on long-term debt.....................................................           (1,587)     (366)
          Net proceeds from issuance of common stock.....................................               --       163
                                                                                                   -------   -------
     Net cash used by financing activities...............................................             (289)   22,925
                                                                                                   -------   -------

     Effect of exchange rate changes on cash.............................................             (415)       --
                                                                                                   -------   -------
     Increase in cash and cash equivalents...............................................            2,018       809
     Cash and cash equivalents, beginning of period......................................            4,991     6,110
                                                                                                   -------   -------
     Cash and cash equivalents, end of period............................................          $ 7,009     6,919
                                                                                                   =======   =======

     Supplemental cash flow information:
     Cash paid during the period for:
          Interest.......................................................................          $ 3,449     1,400
                                                                                                   =======   =======
          Income taxes...................................................................          $   237        --
                                                                                                   =======   =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                  (UNAUDITED)



1)       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of January 31, 1996 and the consolidated statements of operations for the three month periods ended January 31, 1996 and 1995, and consolidated statements of cash flows for the three months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at January 31, 1996, and the results of its operations and cash flows for the three months ended January 31, 1996 and 1995 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the period ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

         Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)       INVENTORIES

         Inventories consist of the following:

                   JANUARY 31,  OCTOBER 31,
                      1996         1995
                 --------------------------
                        (IN THOUSANDS)
Parts............       $4,466        4,667
Work-in-process..        2,399        4,724
Finished goods...        1,776        2,541
                        ------       ------
                         8,641       11,932
Ticket paper.....          291          565
                        ------       ------
Total............       $8,932       12,497
                        ======       ======

         Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                JANUARY 31, 1996
                                  (UNAUDITED)

3)       DEBT

         On January 26, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Senior Bank Credit Facility") with lenders (the "Lenders") to the Company's previous senior bank credit facility pursuant to which current commitments of each Lender under the previous senior bank credit facility, totaling $135 million, were continued as the Amended and Restated Senior Bank Credit Facility. This facility provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit, and contains various financial and other covenants. See Note 10 to Consolidated Financial Statements for the year ended October 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.

         On January 31, 1996, the Company made scheduled payments of $0.5 million on the A Term Loan and $0.5 million on the B Term Loan.

         As of January 31, 1996, the Company had approximately $3.2 million available for borrowing under its Revolver, with $1.8 million in outstanding letters of credit and $129 million in outstanding borrowings.

4)       CAPITAL STOCK

         In November 1995, the Company entered into an agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100,000 each. In November 1995, the Company issued 422,500 shares of Class A Common Stock in payment of the interest due in August 1995. In March 1996, the Company issued 513,869 shares of Class A Common Stock in payment of the interest due in February 1996.

         On January 26, 1996, pursuant to the Amended and Restated Senior Bank Credit Facility, the Company issued to the Lenders warrants to purchase an aggregate of 525,000 shares of Class A Common Stock at an exercise price of $1.25 per share. See Note 10 to Consolidated Financial Statements for the year ended October 31, 1995 included in the Company's 1995 Annual Report on
Form 10-K.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                JANUARY 31, 1996
                                  (UNAUDITED)

4)       CAPITAL STOCK, CONTINUED

         The Company does not currently meet the continued listing requirements for National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market issuers. As a result, NASDAQ informed the Company, in a letter dated February 21, 1996, that it is reviewing the Company's eligibility for continued listing on the NASDAQ National Market. It is the Company's intention to pursue maintaining its current NASDAQ National Market listing.

5)       LITIGATION

         A) The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle to settle all claims related to the Class Action without any admission of liability on the part of any defendant. This settlement is subject to the execution of certain agreements and court approval, as to which there can be no assurances.

         Pursuant to the terms of the settlement, the plaintiffs would receive $7.5 million in cash and shares of preferred stock to be issued by the Company having an aggregate value of $4.25 million. Insurance companies providing directors and officers insurance will contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company with the payment terms subject to negotiation). Accordingly, the Company has accrued a charge of $6.5 million to reflect this anticipated settlement and $0.3 million for anticipated related legal fees in the accompanying consolidated financial statements.



         B) The Company and its subsidiary Autotote Systems, Inc. ("ASI") were defendants in a 1994 arbitration claim in Singapore by Multivest (PTE) Limited ("Multivest"). The claim, which sought damages in the amount of $250 million for an alleged breach of contract by ASI in connection with a joint venture with Multivest, was dismissed on October 12, 1995, and Multivest was ordered to pay the Company US $120,000 for costs and expenses incurred and Singapore $62,235 as reimbursements for money paid by the Company for expenses of the arbitration panel. On February 29, 1996, ASI was awarded approximately US $772,000 on its counterclaim against Multivest. Because of current uncertainties about the collectability of the awards, the Company has not recognized the awards in its financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



         The following discussion addresses the financial condition of the Company as of January 31, 1996 and the results of operations for the three month period ended January 31, 1996, compared to the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1995 ("fiscal 1995") included in the Company's 1995 Annual Report on Form 10-K.

FIRST QUARTER FISCAL 1996 COMPARED TO FIRST QUARTER FISCAL 1995

         REVENUE ANALYSIS

         Revenues increased 39% or $12.2 million to $43.3 million in the first quarter of the fiscal year ended October 31, 1996 ("fiscal 1996") from $31.1 million in the first quarter of fiscal 1995. The increase is primarily attributable to higher equipment sales which increased to $13.7 million from $2.1 million. The additional equipment sales include the delivery of systems by the Company's Tele Control lottery unit to several German lottery contract sites as well as an increase in other international equipment sales. Reflecting the change in Tele Control's revenue mix from primarily service to primarily sales as a result of those deliveries, Tele Control's service revenue declined $1.2 million, and, accordingly, service revenue for the Company as a whole rose only 2% to $29.6 million for the first quarter of fiscal 1996. In April 1995, the Company's Connecticut off-track betting subsidiary opened its Sports Haven/TM/ simulcast/multi-entertainment facility, which improved its first quarter fiscal 1996 revenues by $1.0 million or 13% compared to the first quarter of fiscal 1995. The Company's domestic simulcasting business unit improved revenues $0.8 million or 31% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 due to system efficiencies available from digital compression of simulcast signals and increased capacity arising from the January 1995 acquisition of transponders from IDB. In the North American pari-mutuel market, increased revenue from existing customers and new installations was offset, in large part, by sales lost to severe winter weather conditions that included snow on the East Coast, and rain and flooding on the West Coast and in West Virginia.

         EXPENSE ANALYSIS

         The total gross margin of $15.8 million for the first quarter in fiscal 1996 improved $2.9 million, or 22% compared to the first quarter of fiscal 1995. Reflecting the delivery of systems by the Company's Tele Control lottery unit, equipment gross margins strengthened to 36.7% in the first quarter of 1996 from 30.1% in the comparable period of 1995; service gross margins decreased to 36.3% from 42.2% in the same periods.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS - (CONTINUED)


         Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $0.5 million or 6% to $8.2 million in the first quarter of fiscal 1996 from $7.7 million in the first quarter of fiscal 1995. Expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs of approximately $1.0 million in the first quarter of 1996 were offset by a $0.2 million increase in engineering and software development expenses, and increased expenses for legal compliance, litigation and compensation costs.

         Depreciation and amortization expenses increased 22% to $9.4 million in the first quarter of 1996 compared to $7.7 million in the first quarter of fiscal 1995. The increase was primarily due to the January 1995 acquisition of the simulcasting assets of IDB, capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, and the increased investment in the new Sports Haven/TM/ facility in April 1995.

         Interest expense increased $0.8 million or 29% to $3.7 million in the first quarter of 1996, primarily reflecting a $0.4 million increase due to higher interest rates and a $0.4 million increase due to additional borrowings incurred to finance fiscal 1995 capital additions in North American pari-mutuel and video gaming operations, the first quarter fiscal 1995 acquisitions, and increases in other assets and investments, principally software systems development costs.

INCOME TAXES

         Income tax expense was $1.2 million in the 1996 period as compared to an expense of $0.7 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $4.9 million for the first three months of fiscal 1996, of which $2.9 million is attributed to current period operations, and $0.6 million results from non-cash interest charges. The balance is attributable to $2.2 million in improved collection of accounts receivable and a $3.5 million reduction of inventories, partially offset by a $4.4 million increase in unbilled receivables and reductions of other current liabilities, primarily $0.4 million paid against restructuring reserves. At January 31, 1996, the Company had cash and cash equivalents of $7.0 million as compared to $5.0 million at October 31, 1995. The litigation settlement discussed in Note 5(a) to Consolidated Financial Statements above did not have any effect on cash flows during the quarter.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)



         Net cash used in investing activities was $2.2 million for the first quarter of fiscal 1996. Utilizing cash provided by operating activities, the Company invested in contract expenditures and software systems development costs. Additionally, the Company received approximately $1.0 million principally from the sale/leaseback of its administration and development facility in Newark, Delaware. The net proceeds from this transaction were used to reduce borrowings under the Company's previous senior bank credit facility.

         Net cash used by financing activities consisted primarily of borrowings of $2.5 million and repayments of $1.7 million under the Revolver in addition to scheduled repayments of $1.0 million on the Company's term loans. Additionally, under an agreement with the holders of its 5.5% Convertible Subordinated Debentures, the Company issued 422,500 unregistered shares of Class A Common Stock in lieu of cash for interest payments during the first quarter of fiscal 1996.

         The Company's wagering system contracts are capital intensive, requiring substantial initial cash outlays which are recouped over time from cash flows from the contracts. The amounts of the Company's future capital expenditures for wagering systems equipment will depend on the Company's ability to enter into service contracts with new customers and renewal of existing contracts with systems upgrades. Each new customer may require the manufacture and assembly of a new wagering system unless the dates of operations and requirements of a new wagering facility allow an existing system to be used at such facility. Under some circumstances, the Company may be required to begin development of wagering systems prior to award of a contract in a competitive bidding situation. Expenditures related to sales of the Company's wagering equipment are generally funded, in part, by customer advance payments.

         As described in Note 3 to Consolidated Financial Statements above, the Company had approximately $3.2 million available to borrow under its Amended and Restated Senior Bank Credit Facility at January 31, 1996. The Company believes that its cash resources at that date and its forecasted cash flows from operations provide sufficient liquidity to meet scheduled payments and anticipated capital expenditures in the current fiscal year arising from current commitments. The Company believes that additional financing and/or asset sales will be required to meet its scheduled payments and capital requirements in subsequent fiscal years. The Company is currently exploring financing and asset sales alternatives while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 1996



PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         A) The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle to settle all claims related to the Class Action without any admission of liability on the part of any defendant. This settlement is subject to the execution of certain agreements and court approval, as to which there can be no assurances.

         Pursuant to the terms of the settlement, the plaintiffs would receive $7.5 million in cash and shares of preferred stock to be issued by the Company having an aggregate value of $4.25 million. Insurance companies providing directors and officers insurance will contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company with the payment terms subject to negotiation). Accordingly, the Company has accrued a charge of $6.5 million to reflect this anticipated settlement and $0.3 million for anticipated related legal fees in the accompanying consolidated financial statements.


         B) The Company and its Autotote Systems, Inc. subsidiary ("ASI") were defendants in an arbitration claim in Singapore by Multivest (PTE) Limited ("Multivest"). The claim, which sought damages in the amount of $250 million for an alleged breach of contract by ASI in connection with a joint venture with Multivest, was dismissed on October 12, 1995, and Multivest was ordered to pay the Company US $120,000 for costs and expenses incurred and Singapore $62,235 as reimbursements for money paid by the company for expenses of the arbitration panel. On February 29, 1996, ASI was awarded approximately US $772,000 on its counterclaim against Multivest. Because of current uncertainties about the collectability of the awards, the Company has not recorded such amounts in its financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 1996



PART II.    OTHER INFORMATION - (CONTINUED)


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits
            Exhibit 10.45 - Employment Agreement dated February 22, 1996 between the Registrant and William Luke. (*)
            Exhibit 27 - Financial Data Schedule


     (b) No Reports on Form 8-K were filed during the first quarter of fiscal 1996. A Form 8-K Report, reporting an Item 5, was filed on March 7, 1996 to extend the date to March 28, 1996 by which any proposal to be presented at the next annual meeting of stockholders must be received by the Secretary of the Registrant.

     (*) Includes management contracts and compensation plans and arrangements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED JANUARY 31, 1996



                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AUTOTOTE CORPORATION
                                    --------------------
                                        (Registrant)


                            By:    /s/ William Luke
                                   ----------------
                            Name:  William Luke
                            Title: Vice President and
                                   Chief Financial Officer



Dated:   March 18, 1996