Form 10-Q
period 1996-04-30
AUTOTOTE CORP
filed 1996-05-29
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ______________________ to _________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 24, 1996:
                              Class A Common Stock:  31,456,164
                              Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                          QUARTER ENDED APRIL 30, 1996


                                                                         Page
                                                                         ----
     PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

                   Balance Sheets as of April 30, 1996
                   and October 31, 1995                                    3

                   Statements of Operations for the Three Months Ended
                   April 30, 1996 and 1995                                 4

                   Statements of Operations for the Six Months Ended
                   April 30, 1996 and 1995                                 5

                   Statements of Cash Flows for the Six Months Ended
                   April 30, 1996 and 1995                                 6

                   Notes to Consolidated Financial Statements              7-8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9-12

     PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8K                             13

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Per Share Amounts)

                                           April 30,   October 31,
                                             1996          1995
                                        --------------------------
                 ASSETS                   (Unaudited)
Current assets:
  Cash and cash equivalents.............   $   4,138         4,991
  Restricted cash.......................         574         1,282
  Accounts receivable, net..............      19,311        21,700
  Inventories...........................       6,681        12,497
  Unbilled receivables..................       8,629         4,166
  Prepaid expenses, deposits and other
    current assets......................       4,800         3,121
                                           ---------      --------

      Total current assets..............      44,133        47,757
                                           ---------      --------
Property and equipment, at cost.........     186,077       186,005
  Less accumulated depreciation.........      77,188        67,745
                                           ---------      --------
      Net property and equipment........     108,889       118,260
                                           ---------      --------
Goodwill, net of amortization...........      24,486        26,986
Operating right, net of amortization....      17,348        17,848
Other assets and investments............      27,664        30,170
                                           ---------      --------
                                           $ 222,520       241,021
                                           =========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term
    debt................................   $  25,564        10,772
  Accounts payable......................      13,435        16,448
  Accrued liabilities...................      21,713        23,783
  Income taxes payable..................       2,043         1,878
                                           ---------      --------

      Total current liabilities.........      62,755        52,881
                                           ---------      --------

Deferred income taxes...................       6,706         5,807
Accrued litigation settlement...........       5,500            --
Other long-term liabilities.............       2,261         3,984
Long-term debt, excluding current
  installments..........................     111,324       126,492
Long-term debt, convertible
  subordinated debentures...............      40,000        40,000
                                           ---------      --------
      Total liabilities.................     228,546       229,164
                                           ---------      --------

Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per
  share, 2,000 shares authorized, none
  outstanding...........................          --            --
  Class A common stock, par value $0.01
  per share, 99,300 shares authorized,
  31,456 and 30,520 shares outstanding at
  April 30, 1996 and October 31, 1995,
  respectively..........................         315           306
  Class B non-voting common stock, par
  value $0.01 per share, 700 shares
  authorized, none outstanding..........          --            --
  Additional paid-in capital............     143,221       140,050
  Accumulated deficit...................    (149,164)     (129,469)
  Treasury stock, at cost...............        (102)         (295)
  Translation adjustment................        (296)        1,265
                                           ---------      --------
      Total stockholders' equity
        (deficit).......................      (6,026)       11,857
                                           ---------      --------
                                           $ 222,520       241,021
                                           =========      ========

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended April 30, 1996 and 1995
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                          Three Months Ended   Three Months Ended
                                               April 30,            April 30,
                                                 1996                 1995
                                        -----------------------------------------
Operating revenues:
  Wagering systems......................               $35,406               32,423
  Wagering equipment and other sales....                10,335                4,709
                                                       -------               ------
                                                        45,741               37,132
                                                       -------               ------
Operating expenses (exclusive of
  depreciation and amortization):
  Wagering systems......................                22,224               19,224
  Wagering equipment and other sales....                 7,442                2,948
                                                       -------               ------
                                                        29,666               22,172
                                                       -------               ------
    Total gross profit..................                16,075               14,960
                                                       -------               ------

Selling, general and administrative
  expenses..............................                 8,378                9,909
Depreciation and amortization...........                 9,558                8,781
                                                       -------               ------
    Operating loss......................                (1,861)              (3,730)
                                                       -------               ------
Other deductions (income):
  Interest expense......................                 3,670                4,308
  Other deductions (income).............                  (149)                 253
                                                       -------               ------
                                                         3,521                4,561
                                                       -------               ------
  Loss before income tax expense........                (5,382)              (8,291)
Income tax expense......................                   512                  667
                                                       -------               ------
Net loss................................               $(5,894)              (8,958)
                                                       =======               ======

Net loss per common share...............                $(0.19)               (0.31)
                                                       =======               ======
Weighted average number of common
  shares outstanding....................                31,373               28,913
                                                       =======               ======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended April 30, 1996 and 1995
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                          Six Months Ended   Six Months Ended
                                              April 30,          April 30,
                                                1996               1995
                                        -------------------------------------
Operating revenues:
  Wagering systems......................          $ 64,974             61,399
  Wagering equipment and other sales....            24,073              6,850
                                                  --------            -------
                                                    89,047             68,249
                                                  --------            -------
Operating expenses (exclusive of
depreciation and amortization):
  Wagering systems......................            41,071             35,971
  Wagering equipment and other sales....            16,140              4,444
                                                  --------            -------
                                                    57,211             40,415
                                                  --------            -------
    Total gross profit..................            31,836             27,834
                                                  --------            -------
Selling, general and administrative
  expenses..............................            16,548             17,604
Depreciation and amortization...........            18,994             16,498
                                                  --------            -------
    Operating loss......................            (3,706)            (6,268)
                                                  --------            -------
Other deductions (income):
  Interest expense......................             7,332              7,157
  Litigation settlement.................             6,800                 --
  Other deductions......................               143                145
                                                  --------            -------
                                                    14,275              7,302
                                                  --------            -------
  Loss before income tax expense........           (17,981)           (13,570)
Income tax expense......................             1,714              1,319
                                                  --------            -------
Net loss................................          $(19,695)           (14,889)
                                                  ========            =======

Net loss per common share...............          $  (0.63)             (0.52)
                                                  ========            =======
Weighted average number of common
  shares outstanding....................            31,139             28,862
                                                  ========            =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended April 30, 1996 and 1995
                                 (In Thousands)
                                  (Unaudited)


                                          Six Months Ended   Six Months Ended
                                              April 30,          April 30,
                                                1996               1995
                                        -------------------------------------
Cash flows from operating activities:
  Net loss............................        $(19,695)           (14,889)
                                              --------            -------
  Adjustments to reconcile net loss to
  cash provided by operating activities:
    Depreciation and amortization.....          18,994             16,498
    Loss on disposal of building......             455                 --
    Change in deferred income taxes...             906              2,259
    Litigation settlement, net of cash
      payments........................           5,800                 --
    Non-cash interest charges.........             636                 --
    Changes in operating assets and
      liabilities, net of effects of
      acquisitions....................          (2,256)             1,509
    Other.............................             816              1,863
                                              --------            -------
        Total adjustments.............          25,351             22,129
                                              --------            -------
Net cash provided by operating
  activities..........................           5,656              7,240
                                              --------            -------

Cash flows from investing activities:
  Capital expenditures................          (1,075)            (8,235)
  Expenditures for equipment under
    wagering systems contracts........          (4,051)            (5,468)
  Proceeds from asset disposals.......             997                 --
  Increase in other assets and other
    liabilities.......................          (2,134)            (3,881)
  Purchase of companies, net of cash
    acquired..........................              --            (15,978)
                                              --------            -------
Net cash used in investing activities.          (6,263)           (33,562)
                                              --------            -------

Cash flows from financing activities:
  Net borrowings under revolving credit
    facility..........................           1,660             25,500
  Proceeds from issuance of long-term
    debt..............................             535              1,055
  Payments on long-term debt..........          (2,571)              (613)
  Net proceeds from issuance of common
    stock.............................              --                194
                                              --------            -------
Net cash provided (used) by financing
  activities..........................            (376)            26,136
                                              --------            -------
Effect of exchange rate changes on
  cash................................             130                705
                                              --------            -------
Increase/(Decrease) in cash and cash
  equivalents.........................            (853)               519
Cash and cash equivalents, beginning of
  period..............................           4,991              6,110
                                              --------            -------
Cash and cash equivalents, end of
  period..............................        $  4,138              6,629
                                              ========            =======

Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
  Interest............................        $  5,579              5,304
                                              ========            =======
  Income taxes........................        $    636                432
                                              ========            =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996
                                  (Unaudited)

1)   Consolidated Financial Statements

     The consolidated balance sheet as of April 30, 1996 and the consolidated statements of operations for the three months and six months ended April 30, 1996 and 1995, and consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 30, 1996, and the results of its operations for the three and six months ended April 30, 1996 and 1995, and its cash flows for the six months ended April 30, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the periods ended April 30, 1996 are not necessarily indicative of the operating results for the full year.

     Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)   Inventories

     Inventories consist of the following:

                                            April 30,  October 31,
                                                 1996         1995
                                        --------------------------
                                               (in thousands)
Parts...................................       $4,203        4,667
Work-in-process.........................        1,283        4,724
Finished goods..........................          782        2,541
                                               ------       ------
                                                6,268       11,932
Ticket paper............................          413          565
                                               ------       ------
Total...................................       $6,681       12,497
                                               ======       ======

     Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

3)   Debt

     On January 26, 1996, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Senior Bank Credit Facility") with lenders (the "Lenders") to the Company's previous senior bank credit facility pursuant to which current commitments of each Lender under the previous senior bank credit facility, totaling $135 million, were continued as the Amended and Restated Senior Bank Credit Facility. This facility provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit, and contains various financial and other covenants. See Note 10 to the Consolidated Financial Statements for the year ended October 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.

     In March 1996, the Company entered into a First Amendment and Consent (the "Amendment") to the Amended and Restated Senior Bank Credit Facility. The Amendment permitted the settlement of the shareholder litigation and payment of the Company's $1.0 million obligation in connection therewith as set forth in
Note 5 below and, accordingly, adjusted certain financial covenants and deferred an aggregate of $1.0 million of A Term Loan and B Term Loan payments scheduled for April 30, 1996 until July 31, 1996.

     Through April 30, 1996, the Company made scheduled payments of $0.75 million on the A Term Loan and $0.75 million on the B Term Loan.

     As of April 30, 1996, the Company had approximately $0.9 million available for borrowing under its Revolver, with $3.2 million in outstanding letters of credit and $129.4 million in outstanding borrowings.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 April 30, 1996
                                  (Unaudited)

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

     On January 26, 1996, pursuant to the Amended and Restated Senior Bank Credit Facility, the Company issued to the Lenders warrants to purchase an aggregate of 525,000 shares of Class A Common Stock at an exercise price of $1.25 per share. See Note 10 to the Consolidated Financial Statements for the year ended October 31, 1995 included in the Company's 1995 Annual Report on Form 10-K.

     Effective April 15, 1996, the Company's Class A Common Stock began trading on the American Stock Exchange under the symbol TTE. Prior to this, the Company's Class A Common Stock traded on the National Market of the National Association of Securities Dealers, Inc. Automated Quotation System.

5)   Litigation

     A) The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle (the "Agreement in Principle") to settle all claims related to the Class Action without any admission of liability on the part of any defendant.

          Pursuant to the terms of the Agreement in Principle, the plaintiffs would receive $7.5 million in cash and shares of preferred stock to be issued by the Company having an aggregate value of $4.25 million. Insurance companies providing directors and officer insurance would contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation). As a result of the Agreement in Principle, the Company accrued a charge of $6.5 million to reflect the terms of the Agreement in Principle and $0.3 million for anticipated related legal fees in the accompanying consolidated financial statements. Of the anticipated settlement amount, $1.0 million was placed by the Company into an escrow account during the second quarter of fiscal 1996, pending court approval of the Agreement in Principle.

          The parties to the Agreement in Principle are currently in discussions which may result in certain modification to the Agreement in Principle. It is not now anticipated that any such modifications to the Agreement in Principle would change the above-described accrued charges. The Agreement in Principle and any modifications of it are subject to the execution of certain agreements and court approval, as to which there can be no assurances.

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

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of April 30, 1996 and the results of operations for the three and six month periods ended April 30, 1996, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1995 ("fiscal 1995") included in the Company's 1995 Annual Report on Form 10-K.

     For purposes of this discussion, the business segments of Pari-Mutuel/Sports Betting, Off-Track Betting and Simulcasting Services will be collectively referred to and analyzed under the caption "Pari-mutuel Group". The Lottery Operations segment will be separately discussed and analyzed.


Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995

                                            Second Quarter Fiscal 1996       Second Quarter Fiscal 1995
                                             Pari-                            Pari-
                                             Mutuel     Lottery               Mutuel     Lottery
                                             Group     Operations  Total      Group     Operations  Total
                                        ------------------------------------------------------------------
Revenue:
  Wagering systems                            $29,417       5,989  35,406       27,716       4,707  32,423
  Wagering equipment and other sales            3,128       7,207  10,335        3,068       1,641   4,709
                                              -------      ------  ------       ------       -----  ------
  Total Revenue                               $32,545      13,196  45,741       30,784       6,348  37,132
                                              -------      ------  ------       ------       -----  ------

Gross Margin (excluding depreciation
 and amortization)                            $13,182       2,893  16,075       11,955       3,005  14,960
                                              -------      ------  ------       ------       -----  ------

Revenue Analysis

     Revenues increased 23% or $8.6 million to $45.7 million in the second quarter of the fiscal year ended October 31, 1996 from $37.1 million in the second quarter of the fiscal year ended October 31, 1995.

     The Pari-mutuel Group's wagering systems revenues of $29.4 million for the second quarter of fiscal 1996 improved $1.7 million or 6% during the quarter as compared to the prior year principally because of the growth in handle at Connecticut OTB attributable to the opening of the Company's Sports Haven/TM/ simulcast/multi-entertainment facility in April 1995. Wagering equipment sales in the second quarter of fiscal 1996 remained comparable to the second quarter of fiscal 1995.

     Lottery Operations wagering systems revenues increased $1.3 million during the second quarter of fiscal 1996 from $4.7 million to $6.0 million primarily because of higher service revenues as a result of additional programming services provided under the German Lottery contract. Wagering equipment sales improved significantly in the second quarter of fiscal 1996 to $7.2 million from $1.6 million in fiscal 1995. This improvement is attributable to the continued delivery of systems by the Company to several German lottery contract sites, as well as the delivery of additional terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool.

Gross Profit Analysis

     The total gross margin of $16.1 million for the second quarter of fiscal 1996 improved $1.1 million, or 7.5% compared to the second quarter of fiscal 1995, principally reflecting delivery of additional systems by the Company during the quarter. Gross margins on equipment sales were 28% in the second quarter of 1996, down from the margins of 37% earned in the first quarter of fiscal 1996 and in the second quarter of fiscal 1995 as a result of a change in the mix of equipment being sold; gross margins on services remained stable at approximately 37% for each of the first two quarters of fiscal 1996, down slightly from the same periods in 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS - (Continued)

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $1.5 million or 16% to $8.4 million in the second quarter of fiscal 1996 from $9.9 million in the second quarter of fiscal 1995 reflecting expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs.

     Depreciation and amortization expenses increased 9% to $9.6 million in the second quarter of 1996 compared to $8.8 million in the second quarter of fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, investment in UNIBET software, and the increased investment in the new Sports Haven/TM/ facility.

     Interest expense decreased $0.6 million or 15% to $3.7 million in the second quarter of 1996 as a result of expensing $.7 million of bank waiver and amendment fees in the second quarter of fiscal 1995. Excluding the effect of the fiscal 1995 bank waiver and amendment fees, interest rate declines during the quarter were offset by increased interest costs due to higher borrowings and increased amortization costs of deferred financing fees attributable to the first quarter 1996 debt refinancing.

Income Taxes

     Income tax expense was $.5 million in the 1996 period as compared to an expense of $.7 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.


Six Months Ended April 30, 1996 Compared to Six Months Ended April 30, 1995

                                              Six Months Fiscal 1996           Six Months Fiscal 1995
                                             Pari-                            Pari-
                                             Mutuel     Lottery               Mutuel     Lottery
                                             Group     Operations  Total      Group     Operations  Total
                                        ------------------------------------------------------------------
Revenue:
  Wagering systems                            $55,088       9,886  64,974       51,549       9,850  61,399
  Wagering equipment and other sales            6,895      17,178  24,073        4,802       2,048   6,850
                                              -------      ------  ------       ------      ------  ------
  Total Revenue                               $61,983      27,064  89,047       56,351      11,898  68,249
                                              -------      ------  ------       ------      ------  ------

Gross Margin (excluding depreciation
 and amortization)                            $23,236       8,600  31,836       21,399       6,435  27,834
                                              -------      ------  ------       ------      ------  ------

Revenue Analysis

     Revenues increased 31% or $20.8 million to $89 million in the six months ended April 30, 1996 from $68.2 million in the six months ended April 30, 1995.

     The Pari-mutuel Group's wagering systems revenues of $55.1 million for the first six months of fiscal 1996 improved $3.5 million or 7% compared to the prior year principally because of the growth in handle at Connecticut OTB attributable to the opening of the Sports Haven/TM/ simulcast/multi-entertainment facility in April 1995. Wagering equipment sales improved $2.1 million to $6.9 million for the first six months of fiscal 1996 reflecting the increase in international equipment sales during the first quarter of fiscal 1996.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS - (Continued)

     Lottery Operations wagering systems revenues were up slightly for the first six months of fiscal 1996 because of the change in the revenue mix from primarily service to sales during the first quarter of fiscal 1996 as a result of the delivery of systems to several German lottery sites. Wagering equipment sales improved significantly in the first six months of fiscal 1996 to $17.2 million from $2 million in fiscal 1995. This improvement is attributable to the delivery of systems by the Company to several German lottery contract sites, as well as the delivery of terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool.

Gross Profit Analysis

     The total gross margin of $31.8 million for the first six months of fiscal 1996 improved $4 million, or 14% compared to the first six months of fiscal 1995, principally reflecting delivery of systems by the Company during the period. Gross margins on equipment sales were 33% in the period, down slightly from the margins earned in the comparable period in fiscal 1995. Gross margins on services remained stable at approximately 37% for each of the first two quarters of fiscal 1996, down slightly from 1995.

Expense Analysis

     Selling, general and administrative expenses decreased $1.1 million or 6% to $16.5 million in the first six months of fiscal 1996 from $17.6 million in the first six months of fiscal 1995. Expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs of approximately $4.0 million for the period were partially offset by increased engineering and software systems development expenses, and increased expenses for legal compliance, litigation and compensation costs.

     Depreciation and amortization expenses increased 15% to $19 million in the first six months of 1996 compared to $16.5 million in the first six months of fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, investment in UNIBET software, the January 1995 acquisition of simulcasting assets, and the investment in the new Sports Haven/TM/ facility.

     Interest expense increased slightly to $7.3 million in the first six months of 1996 reflecting a $0.1 million increase due to higher interest rates, a $0.5 million increase due to additional borrowings, and a $0.3 million increase in amortization of deferred financing costs, which increases were mostly offset as a result of expensing $0.7 million of bank waiver and amendment fees in the second quarter of fiscal 1995.

Income Taxes

     Income tax expense was $1.7 million in the 1996 period as compared to an expense of $1.3 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

Liquidity and Capital Resources

     Net cash provided by operating activities was $5.6 million for the six months ended April 30, 1996, of which $9.3 million is attributed to current period operations. This amount was partially offset by $2.3 million of net decreases in working capital and the $1.0 million payment made under the terms of the litigation settlement discussed in Note 5(a) to the Consolidated Financial Statements above, and increased by $0.6 million from non-cash interest charges. The working capital decrease is attributable to an increase in unbilled receivables and reductions of accounts payable and other current liabilities totaling $10.5 million, partially offset by a $1.5 million improvement in accounts receivable collections and a $5.7 million reduction of inventories. At April 30, 1996, the Company had cash and cash equivalents of $4.1 million as compared to $5.0 million at October 31, 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

     Net cash used in investing activities was $6.3 million for the first six months of fiscal 1996. Utilizing cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. Additionally, the Company received approximately $1.0 million from the sale/leaseback of its administration and development facility in Newark, Delaware. The net proceeds from this transaction were used to reduce borrowings under the Company's previous senior bank credit facility.

     Net cash used by financing activities consisted primarily of borrowings of $3.5 million and repayments of $1.8 million under the Revolver in addition to scheduled repayments of $1.5 million on the Company's Amended and Restated Senior Bank Credit Facility term loans. Additionally, under an agreement with the holders of its 5.5% Convertible Subordinated Debentures, the Company issued 936,369 unregistered shares of Class A Common Stock in lieu of cash for interest payments during the first six months of fiscal 1996.

     As described in Note 3 to the Consolidated Financial Statements above, the Company had approximately $0.9 million available to borrow under its Amended and Restated Senior Bank Credit Facility at April 30, 1996. The Company believes that its cash resources at that date and its forecasted cash flows from operations provide sufficient liquidity to meet scheduled payments and anticipated capital expenditures in the current fiscal year arising from current commitments. The Company believes that additional financing and/or asset sales will be required to meet its scheduled payments and capital requirements in subsequent fiscal years. The Company is currently exploring financing and asset sales alternatives while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1996

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     A) The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle (the "Agreement in Principle") to settle all claims related to the Class Action without any admission of liability on the part of any defendant.

     Pursuant to the terms of the Agreement in Principle, the plaintiffs would receive $7.5 million in cash and shares of preferred stock to be issued by the Company having an aggregate value of $4.25 million. Insurance companies providing directors and officer insurance would contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation). As a result of the Agreement in Principle, the Company accrued a charge of $6.5 million to reflect the terms of the Agreement in Principle and $0.3 million for anticipated related legal fees in the accompanying consolidated financial statements. Of the anticipated settlement amount, $1.0 million was placed by the Company into an escrow account during the second quarter of fiscal 1996, pending court approval of the Agreement in Principle.

     The parties to the Agreement in Principle are currently in discussions which may result in certain modifications to the Agreement in Principle. It is not now anticipated that any such modifications to the Agreement in Principle would change the above-described accrued charges. The Agreement in Principle and any modifications of it are subject to the execution of certain agreements and court approval, as to which there can be no assurances.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 10.46 - Employment Agreement dated March 21, 1996 between Registrant and Ken Shea. (*)
          Exhibit 10.47 - Promissory Note dated May 13, 1996 between Registrant and A. Lorne Weil.
          Exhibit 27 - Financial Data Schedule


     (b) A Form 8-K Report, reporting an Item 5, was filed on March 7, 1996 to extend the date to March 28, 1996 by which any proposal to be presented at the next annual meeting of stockholders must be received by the Secretary of the Registrant.

     (*)  Includes management contracts and compensation plans and arrangements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1996



                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUTOTOTE CORPORATION
                              --------------------
                                  (Registrant)


                         By:    /s/ William Luke
                                ----------------
                         Name:  William Luke
                         Title: Vice President & Chief Financial Officer



Dated:   May 29, 1996