Form 10-Q
period 1996-07-31
AUTOTOTE CORP
filed 1996-08-30
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[Mark One]

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 1996

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition from __________________________ to ________________________

Commission File number:  0-13063

                             AUTOTOTE CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                          81-0422894
         --------                                          ----------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 28, 1996:
                              Class A Common Stock:  31,473,624
                              Class B Common Stock:  None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                          QUARTER ENDED JULY 31, 1996



                                                                        Page
                                                                        ----
PART I.      FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

             Balance Sheets as of July 31, 1996
             and October 31, 1995                                         3

             Statements of Operations for the Three Months Ended
             July 31, 1996 and 1995                                       4

             Statements of Operations for the Nine Months Ended
             July 31, 1996 and 1995                                       5

             Statements of Cash Flows for the Nine Months Ended
             July 31, 1996 and 1995                                       6

             Notes to Consolidated Financial Statements                   7-8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-12

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 6.   Exhibits and Reports on Form 8K                                 13

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    JULY 31,    OCTOBER 31,
                                                                                      1996          1995
                                                                                   -----------------------
                             ASSETS                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents...................................................... $   4,157         4,991
   Restricted cash................................................................       660         1,282
   Accounts receivable, net.......................................................    17,843        21,700
   Inventories....................................................................     7,220        12,497
   Unbilled receivables...........................................................     7,997         4,166
   Prepaid expenses, deposits and other current assets............................     5,362         3,121
                                                                                     -------       -------
         Total current assets.....................................................    43,239        47,757
                                                                                     -------       -------
Property and equipment, at cost...................................................   189,978       186,005
   Less accumulated depreciation..................................................    85,267        67,745
                                                                                     -------       -------
         Net property and equipment...............................................   104,711       118,260
                                                                                     -------       -------
Goodwill, net of amortization.....................................................    23,197        26,986
Operating right, net of amortization..............................................    17,098        17,848
Other assets and investments......................................................    24,755        30,170
                                                                                     -------       -------
                                                                                   $ 213,000       241,021
                                                                                     =======       =======

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current installments of long-term debt......................................... $  25,148        10,772
   Accounts payable...............................................................    15,679        16,448
   Accrued liabilities............................................................    20,620        23,783
   Income taxes payable...........................................................     1,655         1,878
                                                                                     -------       -------
         Total current liabilities................................................    63,102        52,881
                                                                                     -------       -------

Deferred income taxes.............................................................     7,011         5,807
Accrued litigation settlement.....................................................     4,250            --
Long-term debt, excluding current installments....................................   109,912       126,492
Long-term debt, convertible subordinated debentures...............................    40,000        40,000
Other long-term liabilities.......................................................     1,992         3,984
                                                                                     -------       -------
         Total liabilities........................................................   226,267       229,164
                                                                                     -------       -------

Stockholders' equity (deficit):
   Preferred stock, par value $1.00 per share, 2,000 shares authorized, none
   outstanding....................................................................        --            --
   Class A common stock, par value $0.01 per share, 99,300 shares authorized,
   31,474 and 30,528 shares outstanding at July 31, 1996 and October 31, 1995,
   respectively...................................................................       315           306
   Class B non-voting common stock, par value $0.01 per share, 700 shares
   authorized, none outstanding...................................................        --            --
   Additional paid-in capital.....................................................   143,321       140,050
   Accumulated deficit............................................................  (156,968)     (129,469)
   Treasury stock, at cost........................................................      (102)         (295)
   Translation adjustment.........................................................       167         1,265
                                                                                     -------       -------
         Total stockholders' equity (deficit).....................................   (13,267)       11,857
                                                                                     -------       -------
                                                                                   $ 213,000       241,021
                                                                                     =======       =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED JULY 31, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  THREE                THREE
                                                                                 MONTHS               MONTHS
                                                                                  ENDED                ENDED
                                                                                 JULY 31,             JULY 31,
                                                                                   1996                 1995
                                                                                ------------------------------
Operating revenues:
   Wagering systems...........................................................  $  34,470               34,730
   Wagering equipment and other sales.........................................      7,358                3,992
                                                                                   ------               ------
                                                                                   41,828               38,722
                                                                                   ------               ------
Operating expenses (exclusive of depreciation and amortization):
   Wagering systems...........................................................     21,020               20,206
   Wagering  equipment and other sales........................................      4,867                4,746
                                                                                   ------               ------
                                                                                   25,887               24,952
                                                                                   ------               ------

     Total gross profit.......................................................     15,941               13,770
                                                                                   ------               ------

Selling, general and administrative expenses..................................      8,638                9,622
Restructuring.................................................................       (649)              11,601
Write-off of investments and other............................................         --                6,640
Depreciation and amortization.................................................     11,124                8,925
                                                                                   ------               ------
     Operating loss...........................................................     (3,172)             (23,018)
                                                                                   ------               ------
Other deductions (income):
   Interest expense...........................................................      3,667                5,549
   Other deductions (income) net..............................................        629                   (4)
                                                                                   ------               ------
                                                                                    4,296                5,545
                                                                                   ------               ------
   Loss before income tax expense                                                  (7,468)             (28,563)
Income tax expense                                                                    336                  683
                                                                                   ------               ------
Net loss......................................................................  $  (7,804)             (29,246)
                                                                                   ======               ======

Net loss per common share.....................................................  $    (.25)               (1.01)
                                                                                   ======               ======
Weighted average number of common shares outstanding..........................     31,459               28,928
                                                                                   ======               ======





          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Nine Months Ended July 31, 1996 And 1995
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                            Nine Months         Nine Months
                                                                               Ended               Ended
                                                                              July 31,            July 31,
                                                                                1996                1995
                                                                            -------------------------------
Operating revenues:
   Wagering systems........................................................ $   99,444              96,129
   Wagering equipment and other sales......................................     31,431              10,842
                                                                              --------             -------
                                                                               130,875             106,971
                                                                               -------             -------
Operating expenses (exclusive of depreciation and amortization):
   Wagering systems........................................................     62,091              56,177
   Wagering equipment and other sales......................................     21,007               9,190
                                                                               -------             -------
                                                                                83,098              65,367
                                                                               -------             -------

     Total gross profit....................................................     47,777              41,604
                                                                               -------             -------

Selling, general and administrative expenses...............................     25,186              27,226
Restructuring..............................................................       (649)             11,601
Write-off of investments and other.........................................         --               6,640
Depreciation and amortization..............................................     30,118              25,423
                                                                               -------             -------
     Operating loss........................................................     (6,878)            (29,286)
                                                                               -------             -------
Other deductions:
   Interest expense........................................................     10,999              12,706
   Litigation settlement...................................................      6,800                  --
   Other deductions........................................................        772                 141
                                                                               -------             -------
                                                                                18,571              12,847
                                                                               -------             -------
   Loss before income tax expense..........................................    (25,449)            (42,133)
Income tax expense.........................................................      2,050               2,002
                                                                               -------             -------
Net loss................................................................... $  (27,499)            (44,135)
                                                                               =======             =======

Net loss per common share.................................................. $     (.88)              (1.53)
                                                                               =======             =======
Weighted average number of common shares outstanding.......................     31,246              28,884
                                                                               =======             =======





          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended July 31, 1996 And 1995
                                 (In Thousands)
                                  (Unaudited)


                                                                                            NINE               NINE
                                                                                            MONTHS            MONTHS
                                                                                            ENDED              ENDED
                                                                                           JULY 31,          JULY 31,
                                                                                             1996              1995
                                                                                     -------------------------------------
Cash flows from operating activities:
   Net loss.........................................................................  $    (27,499)           (44,135)
                                                                                           -------            -------
   Adjustments to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization.................................................        30,118             25,423
      Write-off of financing fees & expenses........................................            --                321
      Restructuring.................................................................          (649)            11,478
      Write-off of investments and other............................................           --               6,640
      Litigation settlement, net of cash payments...................................         4,250                 --
      Loss on sale of assets........................................................           446                302
      Non-cash interest charges.....................................................           636                 --
      Change in deferred income taxes...............................................           355              2,259
      Changes in operating assets and liabilities, net of effects of acquisitions...           470              2,657
      Other.........................................................................         1,274                958
                                                                                          --------            -------
          Total adjustsments........................................................        36,900             50,038
                                                                                          --------            -------
Net cash provided by operating activities...........................................         9,401              5,903
                                                                                          --------            -------

Cash flows from investing activities:
   Capital expenditures.............................................................        (1,935)            (8,861)
   Expenditures for equipment under wagering systems contracts......................        (5,797)            (9,588)
   Proceeds from asset disposals....................................................         1,026                684
   Increase in other assets and other liabilities...................................        (1,819)            (5,403)
   Purchase of companies, net of cash acquired......................................            --            (15,996)
                                                                                          --------            -------
Net cash used in investing activities...............................................        (8,525)           (39,164)
                                                                                          --------            -------

Cash flows from financing activities:
   Net borrowings under revolving credit facility...................................         2,260             33,600
   Proceeds from issuance of long-term debt.........................................         2,168              1,332
   Payments on long-term debt.......................................................        (6,234)            (1,205)
   Net proceeds from issuance of common stock.......................................            --                205
                                                                                          --------            -------
Net cash provided (used) by financing activities....................................        (1,806)            33,932
                                                                                          --------            -------
Effect of exchange rate changes on cash.............................................            96              1,165
                                                                                          --------            -------
Increase/(Decrease) in cash and cash equivalents....................................          (834)             1,836
Cash and cash equivalents, beginning of period......................................         4,991              6,110
                                                                                          --------            -------
Cash and cash equivalents, end of period............................................      $  4,157              7,946
                                                                                          ========            =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest.........................................................................      $ 10,232              9,817
                                                                                          ========            =======
   Income taxes.....................................................................      $  1,201                311
                                                                                          ========            =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996
                                  (UNAUDITED)

1)       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of July 31, 1996 and the consolidated statements of operations for the three months and nine months ended July 31, 1996 and 1995, and consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 31, 1996, and the results of its operations for the three and nine months ended July 31, 1996 and 1995, and its cash flows for the nine months ended July 31, 1996 and 1995 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the periods ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

         Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)       UNUSUAL ITEMS

         The third quarter 1996 consolidated statement of operations includes charges in other deductions of $647,000 for costs incurred in connection with the Company's unsuccessful third quarter 1996 debt offering, and charges in selling, general and administrative expense of $569,000 for contractual payments related to the departure of the President of the Company. Partially offsetting these costs is the reversal of $649,000 of 1995 restructuring cost accruals because of the Company's current plan to continue limited manufacturing of wagering terminals at its Ireland plant.

3)       INVENTORIES

         Inventories consist of the following:

                                                    JULY 31,         OCTOBER 31,
                                                      1996              1995
                                               ---------------------------------
                                                          (IN THOUSANDS)
    Parts...................................      $   3,171             4,667
    Work-in-process.........................          1,557             4,724
    Finished goods..........................          1,791             2,541
                                                     ------            ------
                                                      6,519            11,932
    Ticket paper............................            701               565
                                                     ------            ------
    Total...................................      $   7,220            12,497
                                                     ======            ======

         Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

4)       DEBT

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

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JULY 31, 1996
                                  (UNAUDITED)

     In March 1996, the Company entered into a First Amendment and Consent (the "Amendment") to the Amended and Restated Senior Bank Credit Facility. The Amendment permitted the settlement of the shareholder litigation and payment of the Company's $1.0 million obligation in connection therewith as set forth in
Note 6 below and, accordingly, adjusted certain financial covenants and deferred an aggregate of $1.0 million of A Term Loan and B Term Loan payments scheduled for April 30, 1996 until July 31, 1996.

     Through July 31, 1996, the Company made scheduled payments of $4.5 million on the A and B Term Loans.

     As of July 31, 1996, the Company had approximately $0.2 million available for borrowing under its Revolver, with $3.2 million in outstanding letters of credit and $127.1 million in outstanding borrowings.

5)   CAPITAL STOCK

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

6)   LITIGATION

     The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle (the "Agreement in Principle") to settle all claims related to the Class Action without any admission of liability on the part of any defendant. The parties entered into a definitive Stipulation and Agreement of Settlement dated July 19, 1996 (the "Settlement Agreement") related to these claims.

     Pursuant to the terms of the Settlement Agreement, the class will receive $7.5 million in cash plus shares of Class A Common Stock to be issued by the Company having an aggregate value of between $3.5 million and $4.25 million, depending on the average price of the Company's Class A Common Stock for 10 trading days preceding a final hearing in the District Court. The number of shares of Class A Common Stock to be issued by the Company will be the lesser of
(a) the number of shares which have an aggregate value of $4.25 million or (b) 1,136,216 shares of Class A Common Stock plus (if the aggregate value of such 1,136,216 shares is less than $3.5 million) such additional number of shares as shall be necessary to reach a total number of shares having a value of at least $3.5 million, as determined by the average closing price of the Class A Common Stock over the aforesaid ten trading days. Insurance companies providing directors and officers insurance would contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation). Of the anticipated settlement amount, $1.0 million was placed by the Company into an escrow account during the second quarter of fiscal 1996, pending court approval of the Agreement in Principle. The terms of this Settlement Agreement modify the stock portion of the March 1996 Agreement in Principle under which the class would have received $4.25 million of preferred stock instead of Class A Common Stock having a value of between $3.5 million and $4.25 million.

     Based on the March 1996 Agreement in Principle, the Company accrued a charge of $6.8 million against earnings for the quarter ended January 31, 1996 to reflect the then expected settlement and anticipated legal fees. The Company does not anticipate further charges against earnings as a result of the Settlement Agreement. The settlement of the suit is subject to the satisfaction of certain conditions, including an opportunity for class members to object to the settlement terms or ask not to be included in the class, as well as final court approval.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of July 31, 1996 and the results of operations for the three and nine month periods ended July 31, 1996, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1995 ("fiscal 1995") included in the Company's 1995 Annual Report on Form 10-K.

     For purposes of this discussion, the business segments of Pari-Mutuel/Sports Betting, Off-Track Betting and Simulcasting Services will be collectively referred to and analyzed under the caption "Pari-Mutuel Group". The Lottery Operations segment will be separately discussed and analyzed.


THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

                                                  THIRD QUARTER FISCAL 1996             THIRD QUARTER FISCAL 1995
                                              Pari-                                 Pari-
                                              Mutuel      Lottery                   Mutuel       Lottery
                                              Group      Operations      Total      Group       Operations      Total
                                            ---------------------------------------------------------------------------
REVENUE:
  Wagering systems                            $30,182       4,288        34,470     29,555        5,175         34,730
  Wagering equipment and other sales            2,849       4,509         7,358      3,773          219          3,992
                                              -------       -----        ------     ------        -----         ------
  Total Revenue                               $33,031       8,797        41,828     33,328        5,394         38,722
                                              -------       -----        ------     ------        -----         ------

GROSS MARGIN (excluding depreciation
 and amortization)                            $13,031       2,910        15,941     10,856        2,914         13,770
                                              -------       -----        ------     ------        -----         ------

REVENUE ANALYSIS

     Revenues increased 8% or $3.1 million to $41.8 million in the third quarter of the fiscal year ended October 31, 1996 from $38.7 million in the third quarter of the fiscal year ended October 31, 1995.

     The Pari-Mutuel Group's wagering systems revenues of $33.0 million for the third quarter of fiscal 1996 remained comparable to the prior year. Wagering equipment sales in the third quarter of fiscal 1996 decreased $.9 million or 24% compared to the third quarter of fiscal 1995, primarily reflecting a shift in sales from pari-mutuel terminals to lottery terminals.

     Lottery Operations wagering systems revenues decreased $.9 million during the third quarter of fiscal 1996 from $5.2 million to $4.3 million primarily because of the shift from service revenues to equipment sales revenues under the German lottery contract. Wagering equipment sales improved significantly in the third quarter of fiscal 1996 to $4.5 million from $.2 million in fiscal 1995. This improvement is attributable to the continued delivery of systems by the Company to several German lottery contract sites, as well as the delivery of additional terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool.

GROSS PROFIT ANALYSIS

     The total gross margin of $15.9 million for the third quarter of fiscal 1996 improved $2.1 million, or 16% compared to the third quarter of fiscal 1995, principally reflecting improved margins on both service revenue and equipment sales. Gross margins on equipment sales were 34% in the quarter, an improvement from the margins of 28% earned in the second quarter of fiscal 1996 as a result of a change in the mix of equipment being sold; gross margins on services remained stable at approximately 39% for the quarter, up slightly compared to margins of 37% earned in each of the prior two quarters in fiscal 1996, and comparable to margins earned in the third quarter of fiscal 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS - (CONTINUED)

EXPENSE ANALYSIS

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $1.0 million or 10% to $8.6 million in the third quarter of fiscal 1996 from $9.6 million in the third quarter of fiscal 1995 primarily reflecting expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs, partially offset by $.6 million of contractual payments relating to the departure of the President of the Company.

     Restructuring costs reflect a credit of $.6 million in the third quarter of fiscal 1996 due to the reversal of costs previously accrued in connection with the Company's closure of its Ireland manufacturing plant. Based on the Company's initial decision to close the plant, plant operations and personnel were significantly curtailed. However, the Company subsequently received sufficient orders for terminals to support continued manufacturing at the facility at the currently scaled back level of operations. Therefore, severance reserves and other accrued costs pertaining to the complete shut-down of the plant have been reversed.

     Depreciation and amortization expenses increased 24.6% to $11.1 million in the third quarter of 1996 compared to $8.9 million in the third quarter of fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery and investment in UNIBET software.

     Interest expense decreased $1.9 million or 34% to $3.7 million in the third quarter of 1996 primarily as a result of expensing $1.7 million of bank waiver and amendment fees in the third quarter of fiscal 1995. Excluding the effect of the fiscal 1995 bank waiver and amendment fees, interest rate declines during the quarter were offset by increased amortization of additional deferred financing fees attributed to the fiscal 1996 debt amendment.

     Other expense deductions increased $.6 million in the third quarter of fiscal 1996 as a result of costs incurred in connection with the Company's unsuccessful debt offering.

INCOME TAXES

     Income tax expense was $.3 million in the 1996 period as compared to an expense of $.7 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.


NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

                                               NINE MONTHS FISCAL 1996            NINE MONTHS FISCAL 1995
                                             Pari-                             Pari-
                                             Mutuel     Lottery                Mutuel     Lottery
                                             Group     Operations   Total      Group     Operations   Total
                                        --------------------------------------------------------------------
REVENUE:
  Wagering systems                            $85,270      14,174   99,444       81,104      15,025   96,129
  Wagering equipment and other sales            7,396      24,035   31,431        8,575       2,267   10,842
                                              -------      ------  -------       ------      ------  -------
  Total Revenue                               $92,666      38,209  130,875       89,679      17,292  106,971
                                              -------      ------  -------       ------      ------  -------

GROSS MARGIN (excluding depreciation
 and amortization)                            $35,945      11,832   47,777       32,255       9,349   41,604
                                              -------      ------  -------       ------      ------  -------

REVENUE ANALYSIS

     Revenues increased 22% or $23.9 million to $130.9 million in the nine months ended July 31, 1996 from $107.0 million in the nine months ended July 31, 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS - (CONTINUED)

     The Pari-Mutuel Group's wagering systems revenues of $85.3 million for the nine months ended July 31, 1996 improved $4.2 million or 5% compared to the prior year principally because of the growth in handle at Connecticut OTB attributable to the opening of the Sports Haven simulcast/multi-entertainment facility in April 1995, coupled with higher revenues from the sale of transponder time. Wagering equipment sales declined $1.2 million to $7.4 million for the nine months ended July 31, 1996 reflecting the decrease in international equipment sales during the third quarter of fiscal 1996.

     Lottery Operations wagering systems revenues of $14.2 million were down $.9 million or 6% for the nine months ended July 31, 1996 because of the change in the revenue mix from primarily service to sales as a result of the delivery of systems to several German lottery sites. Wagering equipment sales improved significantly in the nine months ended July 31, 1996 to $24.0 million from $2.3 million in fiscal 1995. This improvement is attributable to the delivery of systems by the Company to several German lottery contract sites, as well as the delivery of terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool.

GROSS PROFIT ANALYSIS

     The total gross margin of $47.8 million for the nine months ended July 31, 1996 improved $6.2 million, or 15% compared to the comparable period in fiscal 1995, principally reflecting delivery of systems by the Company during the period, and the growth in handle at Connecticut OTB. Gross margins on equipment sales continued at 33% for the year, a significant improvement over fiscal 1995 gross margins. Gross margins on services remained stable at approximately 38% for the year, down approximately 10% from margins earned in fiscal 1995.

EXPENSE ANALYSIS

     Selling, general and administrative expenses decreased $2.0 million or 8% to $25.2 million in the nine months ended July 31, 1996 from $27.2 million in fiscal 1995. Expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs were partially offset by increased expenses for legal compliance, litigation and compensation costs, and contractual costs relating to the departure of the President of the Company.

     Depreciation and amortization expenses increased 19% to $30.1 million in the nine months ended July 31, 1996 compared to $25.4 million in fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, investment in UNIBET software, the January 1995 acquisition of simulcasting assets, and the investment in the new Sports Haven/TM/ facility.

     Interest expense decreased $1.7 million or 13% to $11.0 million in the nine months ended July 31, 1996 primarily reflecting the $2.3 million of bank waiver and amendment fees expensed in fiscal 1995, partially offset by additional borrowings in fiscal 1996, plus increased amortization of additional deferred financing costs attributed to the fiscal 1996 debt amendment.

INCOME TAXES

     Income tax expense was $2.1 million in the 1996 period as compared to an expense of $2.0 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9.4 million for the nine months ended July 31, 1996, of which $11.2 million is attributed to current period operations. This amount was partially offset by the $2.3 million of payments made under the terms of the litigation settlement discussed in Note 6 to the Consolidated Financial Statements above, and increased by $0.5 million from changes in working capital. The working capital increase is attributable to a $2.8 million improvement in accounts receivable collections and a $5.0 million reduction of inventories, mostly offset by an increase in unbilled receivables and reductions of accounts payable and other current liabilities totaling $7.5 million. At July 31, 1996, the Company had cash and cash equivalents of $4.2 million as compared to $5.0 million at October 31, 1995.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

     Net cash used in investing activities was $8.5 million for the nine months ended July 31, 1996. Utilizing cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. Additionally, the Company received approximately $1.0 million from the sale/leaseback of its administration and development facility in Newark, Delaware. The net proceeds from this transaction were used to reduce borrowings under the Company's previous senior bank credit facility.

     Net cash used by financing activities consisted primarily of borrowings of $5.0 million and repayments of $2.7 million under the Revolver in addition to scheduled repayments of $4.5 million on the Company's Amended and Restated Senior Bank Credit Facility term loans. Additionally, under an agreement with the holders of its 5.5% Convertible Subordinated Debentures, the Company issued 936,369 unregistered shares of Class A Common Stock during the first six months of fiscal 1996 in lieu of cash for interest payments.

     As described in Note 4 to the Consolidated Financial Statements above, the Company had approximately $0.2 million available to borrow under its Amended and Restated Senior Bank Credit Facility at July 31, 1996. The Company believes that its cash resources at that date and its forecasted cash flows from operations provide sufficient liquidity to meet scheduled payments and anticipated capital expenditures in the current fiscal year arising from current commitments. The Company believes that additional financing and/or asset sales will be required to meet its scheduled payments and capital requirements in subsequent fiscal years. The Company is currently exploring financing and asset sales alternatives while simultaneously developing programs to reduce its level of ongoing expenditures. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JULY 31, 1996

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          A) The Company and certain of its officers and directors were named defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995 (the "Class Action"). On March 5, 1996, the parties to the Class Action reached an agreement in principle (the "Agreement in Principle") to settle all claims related to the Class Action without any admission of liability on the part of any defendant. The parties entered into a definitive Stipulation and Agreement of Settlement dated July 19, 1996 (the "Settlement Agreement") related to these claims.

          Pursuant to the terms of the Settlement Agreement, the class will receive $7.5 million in cash plus shares of Class A Common Stock to be issued by the Company having an aggregate value of between $3.5 million and $4.25 million, depending on the average price of the Company's Class A Common Stock for 10 trading days preceding a final hearing in the District Court. The number of shares of Class A Common Stock to be issued by the Company will be the lesser of
(a) the number of shares which have an aggregate value of $4.25 million or (b) 1,136,216 shares of Class A Common Stock plus (if the aggregate value of such 1,136,216 shares is less than $3.5 million) such additional number of shares as shall be necessary to reach a total number of shares having a value of $3.5 million, as determined by the average closing price of the Class A Common Stock over the aforesaid ten trading days. Insurance companies providing directors and officers insurance would contribute approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation). Of the anticipated settlement amount, $1.0 million was placed by the Company into an escrow account during the second quarter of fiscal 1996, pending court approval of the Agreement in Principle. The terms of this Settlement Agreement modify the stock portion of the March 1996 Agreement in Principle under which the class would have received $4.25 million of preferred stock instead of Class A Common Stock having a value of between $3.5 million and $4.25 million.

          Based on the March 1996 Agreement in Principle, the Company accrued a charge of $6.8 million against earnings for the quarter ended January 31, 1996 to reflect the then expected settlement and anticipated legal fees. The Company does not anticipate further charges against earnings as a result of the Settlement Agreement. The settlement of the suit is subject to the satisfaction of certain conditions, including an opportunity for class members to object to the settlement terms or ask not to be included in the class, as well as final court approval.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits
                 Exhibit 27 - Financial Data Schedule


          (b) No reports on Form 8-K were filed during the third quarter of fiscal 1996.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JULY 31, 1996



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



Dated:   August 30, 1996