Form 10-Q/A
period 1996-07-31
AUTOTOTE CORP
filed 1997-01-27
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter ended July 31, 1996        Commission File Number 001-11693
    -----------------------------------------------------------------------



                              AUTOTOTE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



  DELAWARE                                        81-0422894
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)



 750 Lexington Avenue, New York, New York           10022
-------------------------------------------------------------------------------
 (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code (212) 754-2233.

          This 10Q Amendment is filed to amend the items of Part II.

     ITEM 4.  Submission of Matters to a Vote of Security-Holders.

          (a) The Annual Meeting of Stockholders of Autotote Corporation ("The Annual Meeting") was held on May 29, 1996 at 12:00 noon at Sports Haven
     (TM), 600 Long Wharf Drive, New Haven, Connecticut 06511.

          (b) The meeting involved the election of directors. The Board of Directors (the "Board") proposed to fix the number of directors at six and to elect six members of the Board to serve for the ensuing year and until their successors are elected and qualified. The name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting is as follows:

          Directors elected at the Annual Meeting:

              (1)  A. Lorne Weil

              (2)  Sir Brian Wolfson

              (3)  Alan J. Zakon

              (4)  Larry J. Lawrence

              (5)  Marshall Bartlett

              (6)  Thomas H. Lee

          Other Directors whose term of office as a director continued after the Annual Meeting: None.



          (c) Matters voted upon at the Annual Meeting

              Description of each
               matter voted upon
              -------------------

          1. To fix the number of directors at six and to elect six members of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.


    Description of each
     matter voted upon                       Votes
    -------------------                      -----

    Directors up for election:                  For      Withheld
    -------------------------                   ---      --------
    (1)  A. Lorne Weil                       26,124,941   364,389
    (2)  Sir Brian Wolfson                   26,125,291   364,039
    (3)  Alan J. Zakon                       26,124,891   364,439
    (4)  Larry J. Lawrence                   26,124,441   364,889
    (5)  Marshall Bartlett                   26,124,391   364,989
    (6)  Thomas H. Lee                       26,124,391   364,939

    Description of each
     matter voted upon                         Votes
    --------------------                       -----

                                    For        Against    Abstain
                                    ---        -------    -------
2.  To approve the               20,656,087   5,639,345   182,999
    adoption of the
    amendment to the
    Autotote Corporation
    1992 Equity Incentive
    Plan, as Amended and
    Restated



    Description of each
    matter voted upon
    -------------------

3.  To consider and act          26,133,963     243,983   110,205
    upon a proposal to
    ratify the appointment
    of KPMG Peat Marwick
    as independent
    accountants for the
    Company for the fiscal
    year ending
    October 31, 1996

(d) Not Applicable.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Autotote Corporation
                              --------------------
                                        Registrant


    Date:  January 21, 1997   /s/ A. Lorne Weil
                              ---------------------------
                              Chief Executive Officer
                              and Chairman of the Board


    Date:  January 21, 1997   /s/ William Luke
                              ---------------------------
                              Chief Financial Officer