Form 10-K
period 1996-10-31
AUTOTOTE CORP
filed 1997-01-30
CIK 750004

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X]
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1996,

                                      OR

 [_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-13063

                             AUTOTOTE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              81-0422894
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

           750 LEXINGTON AVENUE, 25TH FLOOR NEW YORK, NEW YORK 10022
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        REGISTRANT'S TELEPHONE NUMBER:
                                (212) 754-2233

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 22, 1997, was approximately $45,029,178 (based on the last sale price of such stock on such date as reported by the American Stock Exchange). AS OF JANUARY 22, 1997, 34,437,214 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE ("CLASS A COMMON STOCK"), WERE ISSUED AND OUTSTANDING.

                       EXHIBIT INDEX APPEARS ON PAGE 60

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        [LOGO OF AUTOTOTE APPEARS HERE]



                        1996 ANNUAL REPORT AND FORM 10-K

     AUTOTOTE CORPORATION provides computerized wagering equipment, computer software, facilities management and satellite broadcast services for on-track, off-track, and inter-track pari-mutuel wagering at thoroughbred, harness and greyhound racetracks, jai alai frontons, government-sponsored lotteries and legalized sports betting facilities. The Company's systems are in use in the United States, Europe, Canada, Mexico, Latin America, New Zealand, and the Far East.

                                    PART I

  When used herein, the words "believe," "anticipate," "think," "intend," "will be" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainities discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to a fiscal year are to the Company's fiscal year which ends October 31. The term "pari-mutuel" is a form of wagering in which all wagers are placed in a pool and the payoff is computed based on the total amount of the pool, as compared to casino gambling where the "house" sets the payoff. The pool of gross wagers is referred to as "Handle".

ITEM 1. BUSINESS

  Autotote Corporation ("Autotote" or the "Company") designs, sells and operates computerized wagering systems and related equipment for thoroughbred, harness and greyhound racetracks, off-track betting establishments ("OTBs"), jai alai frontons, casino/sports betting facilities and government-sponsored lotteries in North America and abroad. The Company also is the exclusive licensed operator of substantially all off-track wagering in the State of Connecticut. Additionally, the Company provides simulcasting services nationwide and designs, sells and services video gaming machines ("VGMs") for use at racetracks. For the twelve months ended October 31, 1996, the Company generated operating revenues and EBITDA (earnings before income tax expense, interest expense, depreciation and amortization) of $176.2 million and $32.4 million, respectively.

  Pari-mutuel wagering is a form of wagering in which all wagers are placed in a pool and the payoff is computed based on the total amount of the pool, as compared to casino gambling where the "house' sets the payoff. Pari-mutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada, and approximately 100 other countries around the world. In North America, the market for wagering systems includes thoroughbred, harness and greyhound racetracks, OTBs, and jai alai frontons.

  The Company is the leading provider and operator of computerized pari-mutuel wagering systems to the Racing Industry and one of the leading providers of computerized pari-mutuel wagering systems worldwide. In 1996, the Company's pari-mutuel wagering systems processed approximately two-thirds of the estimated $20 billion total Racing Industry Handle. The Company's wagering systems and/or related equipment are installed at over 100 racetracks in North America, including 10 of the top 15 largest racetracks, and over 800 OTBs. The Company is also the largest provider of simulcasting services to the Racing Industry. Additionally, the Company has installed approximately 1,300 of its VGMs in racetracks in West Virginia and Manitoba. The Company's wagering systems are in use in many of the largest racetracks and OTBs in Europe, Central and South America, the Far East and New Zealand.

  The Company's lottery operations provide wagering equipment and services to operate the Connecticut State Lottery under an exclusive full-service facilities management contract and sell wagering systems and related equipment for on-line lotteries and other wagering applications worldwide. The Company also provides software and support services to the Massachusetts on-line lottery network. Internationally, the Company designs, sells and provides maintenance and support services to government lottery authorities in Austria, Germany, Israel, Italy, The Netherlands and Switzerland.

  The Company's pari-mutuel wagering systems receive information from ticket-issuing terminals, accumulate wagering data, calculate pari-mutuel odds, distribute information to display systems and provide management information and marketing services for its customers. The systems consist of high-volume, real time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. Revenues received by the Company for providing and operating its pari-mutuel wagering systems in North America are generally based upon a percentage of the Handle.

  While total Racing Industry Handle has remained relatively stable over the past three years, there has been dramatic growth within the OTB and intertrack wagering segments. This growth has been driven by the expanded use of simulcasting in the Racing Industry, and by the liberalization of state pari-mutuel wagering regulations. The Company has benefited from this trend as it processes most of the OTB and intertrack Handle in North America and is the largest provider of simulcasting services to the Racing Industry.

  Further, the growth in the OTB and intertrack wagering segments has had the greatest impact at the largest racetracks in North America, which offer the most popular racing product and the largest pari-mutuel pools. The percentage of total Racing Industry Handle generated by the top 15 racetracks, as measured by annual aggregate Handle, increased from 31.7% in 1992 to 41.8% in 1995 and total Handle generated by these racetracks grew at a compound annual rate of approximately 9.4% from $6.2 billion in 1992 to $8.2 billion in 1995. The Company has particularly benefited from this growth because it operates pari-mutuel systems at a majority of the largest racetracks and OTBs in North America.

  For information on the Company's business and geographic segments, see Note 20 to Consolidated Financial Statements.

PARI-MUTUEL GROUP

 North American Wagering Systems

  The Company's wagering systems and/or related equipment are installed at over 100 racetracks in North America, including 10 of the top 15 largest racetracks, and over 800 OTBs. In North America, each customer of the Company typically enters into a five-year service contract pursuant to which the Company provides the pari-mutuel wagering system, as well as the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. The Company maintains ownership of the equipment comprising the pari-mutuel wagering systems which enables it to employ such equipment in more than one racetrack.

  The Company's pari-mutuel customers include some of the largest North American pari-mutuel facilities, including Santa Anita, Belmont Park, Hollywood Park, Aqueduct, Del Mar, Saratoga, Golden Gate, Woodbine, Bay Meadows, Hawthorne, Philadelphia Park, Sportman's Park, Penn National, Hastings Park, and the Fair Grounds.

  The pari-mutuel wagering systems provided by the Company in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. The systems consist of high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket issuing terminals used in a system are generally determined by the amount of wagering at, and physical layout of, the facility. Ticket issuing terminals are installed at several different racetracks or off-track facilities, respectively, and the central processing system communicates with the wagering systems at the on-track locations via telephone or data communication lines. The Company generally does not, however, employ the clerks who issue wagering tickets using the Company's teller-operated terminals. Additional software and other support functions are provided by the Company.

  Revenues received by the Company for providing and operating its pari-mutuel wagering systems in North America are generally based upon a percentage of the Handle, subject in many instances to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under the Company's service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of teller operated terminals installed at the facility. The Company's larger contracts generally do not provide for minimum payments.

  The Company's extensive penetration of the North American pari-mutuel wagering market has enabled it to increase its revenue base through the transmission of wagers for intertrack wagering. The Company receives interface fees from facilities that transmit wagers to other facilities which use the Company's pari-mutuel wagering system. For example, if a customer at a small racetrack wagers on a race occurring at Belmont Park in New York (which uses a Company operated pari-mutuel wagering system), the Company charges an interface fee for such a bet. If the smaller racetrack's pari-mutuel wagering system is also operated by the Company, the Company receives a percentage of the wager because the wager is included in the Handle at the smaller racetrack. This situation allows the Company to receive fees at both racetracks from one wager.

  In recent years, the Company has focused on the creation of regional networks of large and medium sized racetracks, rather than single facilities at smaller racetracks. These networks allow the Company to achieve economies of scale by centralizing its service operations and more efficiently utilizing its installed base of computer hardware. Additionally, when linked to the Company's other regional and national pari-mutuel wagering networks, these networks provide the Company's customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. The Company believes the creation of these regional networks has, in part, been responsible for the Company's increase in market share from less than 30% in 1990 to approximately 65% in 1996. Additionally, the Company believes its established wagering networks will give the Company a competitive advantage in renewing existing contracts and winning new contracts because of its ability to offer customers greater services more efficiently than its competitors. The Company currently operates its regional pari-mutuel wagering networks in California, Florida, Illinois, Pennsylvania, West Virginia, Connecticut, New York, New Jersey, Washington, Oregon, Michigan, Ontario, Alberta, Puerto Rico and Mexico.

  An additional outlet for the Company's pari-mutuel wagering systems is the Atlantic City casino market. The Company operates pari-mutuel wagering systems for eight casinos located in Atlantic City. Services provided to these casinos are similar to those provided directly to racetracks.

  In its service contracts, the Company makes certain warranties regarding the operation, performance, implementation and reliability of its wagering systems, relating to, among other things, data accuracy, repairs and validation procedures. The Company's warranties in its wagering systems contracts are the subject of negotiation, and accordingly vary on a case-by-case basis.

 Simulcasting Systems

  The Company is a leading simulcaster of live horse and greyhound racing events to racing facilities, OTBs and casinos in North America. The Company simulcasts races from racetracks to numerous OTBs, casinos and racetracks throughout the United States and the Caribbean. The Company simulcasts racing events to approximately 50 racetracks and over 850 OTBs throughout North America.

  Simulcasting is the process of transmitting the audio and video signal of a live racing performance from one facility to a satellite for retransmission to wagering locations across the country. Simulcasting provides racetracks the opportunity to increase revenues by receiving transmissions from other racetracks and sending their signals to as many wagering locations as possible, such as racetracks, OTBs and casinos. Revenues are increased because simulcasting provides consumers access to distant racing events thereby increasing the consumer base, and it maximizes the number of events for wagering by utilizing idle time between races at racetracks.

  In its simulcasting operations, the Company leases satellite transponders and uses digital compression technology for its simulcasting operations, which has permitted it to increase the number of events which may be simulcasted at one time. The Company also owns vehicles which are used by certain racetracks to uplink the transmission of their events to the satellite containing the Company controlled transponder, and owns decoders which are used by racetracks to unscramble the transmission signal from other racetracks. The Company receives fees as follows: (i) a daily fee charged to racetracks for use of satellite time controlled by the Company to transmit their racetrack events (ii) a fee charged to racetracks for use of the Company's vehicles to uplink their transmission of events and (iii) in some cases, a fee charged to racetracks for the use of the Company's decoders to unscramble the transmission feed of other racetracks. From time to time, satellite transponder capacity not used for providing simulcasting services to the racing industry may be sold to other users of satellite communications.

 Connecticut OTB

  In 1993, the Company purchased from the State of Connecticut the exclusive right to operate substantially all off-track betting within the state. The Company currently operates 11 Connecticut OTB locations state wide, including teletheaters in New Haven and Windsor Locks. Unlike most OTBs, the Connecticut OTB does not compete with horse racetracks within the state. During fiscal 1995, the Company opened its New Haven sports entertainment complex called Sports Haven(R) which features simulcasts of racing events, dining facilities, a sports bar and other services.

  Since the Company commenced operating the Connecticut OTB, it has implemented several important product and service enhancements, including expanded simulcasting of races from racetracks across the country, common pool wagering and expanded telephone account wagering. These improvements have helped increase Handle generated by Connecticut OTB from approximately $160 million in 1992 when the State of Connecticut last operated the Connecticut OTB to $198 million in 1996. The Company recently received legislative approval to expand its operations to seven days a week. The Company believes its expertise developed in operating the Connecticut OTB will provide it with a competitive advantage in obtaining future OTBs through privatization.

  The exclusive right to operate the Connecticut OTB is subject to state regulations such as the location of OTBs, hours of operation and certain financial and operational standards. The Company must pay liquidated damages to the state if these standards are not met. The Company is also subject to a pari-mutuel tax of 3 1/2% of all monies wagered. The percentage of total Handle which the Company may receive as the operating revenues from the Connecticut OTB is determined by law and ranges from 15% to 25%, depending on the type of wagers. Handle wagered on tracks from other locations can increase incremental revenue to the racetrack owners.

  Operation of the Connecticut OTB strengthens the Company's competitive position because most of the Company's pari-mutuel racetrack customers can be linked to the Connecticut OTB system, thereby increasing the potential size of a racetrack customer's pool.

 International Pari-Mutuel Operations

  The Company operates all aspects of the pari-mutuel wagering systems at racetracks in France, Germany and Austria, including in some cases employing the agents that issue the wagering tickets. In fiscal 1996, the Company derived approximately $13.3 million in services and sales revenues from its French pari-mutuel wagering operations and $3.7 million in service and sales revenues from its German and Austrian pari-mutuel wagering operations.

  In its other international markets, the Company generally sells, delivers and installs pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. The Company generally designs a customized system to meet the unique needs of each customer, including game designs, language preferences, network communications standards and other key elements. The Company also provides the customer with a royalty-free license for use of the Company's proprietary system software, as well as technical assistance, support, accessories and spare parts. The Company's personnel participate in the installation and then train the customer's personnel. The Company has sold its systems in approximately 100 countries.

 Video Gaming

  The Company has developed a proprietary line of VGMs, which contain video gaming industry applications such as video poker, video blackjack and video keno. The Company's latest wagering terminal, the PROBE XLC, allows patrons to play card games, wager on horse races and watch simulcasted races or other types of televised programs unrelated to wagering on the picture-in-picture video monitor, while continuing to play the selected video games. The Company currently has installed approximately 1,300 PROBE XLC terminals in two racetracks in West Virginia, for which it receives a percentage of income generated by the terminals. The Company believes its penetration of the pari-mutuel wagering business positions it to become a significant provider of VGM terminals when and if video gaming is approved in more racetracks across the country. The Company has also sold VGMs to the Manitoba Lottery Commission.

 Casino/Sports Wagering

  In October 1996, the Company sold its casino/sports wagering service business. During fiscal 1996, 1995 and 1994, the Company provided sports wagering systems to 107 of the 113 casinos in Nevada and to the leading operator of sports wagering facilities in Mexico. Casinos and other sports wagering facilities generally purchased the computerized wagering system including teller-operated terminals from the Company and entered into an agreement with the Company for repair and maintenance of the system and software support. Under terms of the sale agreement, the Company expects to continue to provide wagering terminals to the casinos and sports wagering facilities, as needed.

LOTTERY OPERATIONS

  The Company designs, installs, operates and maintains on-line computer-based lottery systems and provides equipment for lottery systems both in the United States and internationally. A lottery system typically requires sophisticated software applications which necessitate expertise in software engineering and development. In the United States, the Company's primary focus is operating the Connecticut Lottery and providing services to the Massachusetts State Lottery. Internationally, the Company has sold central processing systems and/or terminals for lotteries in Austria, Switzerland, the Netherlands, and Israel. In six German states, the Company, together with its partner International des Jeux, has designed and installed computer-based lottery systems and will operate and maintain these lotteries. The Company provides terminals for Italy's TOTIP pari-mutuel lottery, a nationwide lottery based on horse racing. The Company has previously provided 14,000 terminals for TOTIP and continues to maintain and sell additional terminals to TOTIP.

  In connection with the Connecticut State Lottery, the Company provides all equipment, personnel and services necessary to operate the lottery network while retaining title to the equipment. The Company has installed its latest generation lottery system, utilizing the UNIX-based Aegis central system, which features open system architecture and symmetrical multiprocessors, at the Connecticut State Lottery. The Company's agreement to operate the Connecticut State Lottery expires in May 1998. Revenues received by the Company from its operation of the Connecticut State Lottery are based on a percentage of amounts wagered in the lottery. The Company also provides services to the Massachusetts State Lottery under a technical support contract which expires in June 1997 and has recently installed its Aegis central system for the processing of a new multi-state lottery game under a contract which also expires in June 1997. The Company is in the process of bidding for an extension for its Aegis central system in Connecticut and expects to participate in a competitive terminal procurement bid in early 1997.

  Internationally, the Company maintains ownership of software used for lotteries and derives revenues from license fees for software. In addition, the Company derives revenues from maintenance contracts for equipment and periodically sells upgrades for lottery systems.

  The Company's lottery products consist primarily of central processing systems, including data communication networks, and on-line/off-line lottery terminals. The lottery management system portion of the product includes a client-server database. Lottery terminals are generally on-line to the central system via telephone lines connected to the system's communications front end processor. The Company's technology includes "open system' features, with central systems and software capable of operating with terminals and components from other suppliers.

  On January 14, 1997, the Company signed a letter of intent to sell its European lottery business for a price estimated to be between $25 million and $30 million, determined pursuant to a formula. Consummation of the proposed sale is subject to execution of a definitive purchase agreement and related documents and to satisfaction of certain customary conditions, including certain third party consents. This sale will not affect the Company's domestic lottery activity nor its other international lottery customers not served by the European lottery business.

CONTRACT PROCUREMENT

  Contract awards from horse and greyhound racetracks, OTBs and casino/sports wagering facilities and from state and foreign governments often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Contracts have a high dollar value and are technically and commercially complex and may require substantial initial cash outlays. Start up costs associated with contract awards typically involve expenditures for items such as software development/customization, assembly of wagering systems, and installation costs including electrical and carpentry work, transportation and placement of equipment, and system implementation. Such costs are primarily comprised of labor related expenses due to the relative magnitude of software development and customization in the start up phase. In the United States, lottery authorities generally commence the contract award process by issuing a request for proposals inviting bids and proposals from various lottery vehicles. Internationally, lottery authorities do not typically utilize such a formal bidding process, but rather negotiate proposals with one or more potential vendors.

SERVICE AND SUPPORT

  The Company's staff of approximately 465 persons, including regional and national managers and trained maintenance and field service personnel, supports the operation of the Company's systems and communications networks. The Company's personnel support its systems by performing routine system maintenance and repairs of systems and equipment when needed.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its ability to attract new wagering system customers and retain existing customers depends in part on its ability to continue to incorporate technological advances into and to improve its product lines. The Company maintains a development program directed toward systems development as well as toward the improvement and refinement of its present products and the expansion of their uses and applications. The Company employs approximately 105 people in connection with software, engineering and product development.

INTELLECTUAL PROPERTY

  The Company maintains patent protection on two of its wagering products and four of its lottery products and has a number of registered trademarks and other common law trademark rights for certain of its products. The software and control systems for the Company's wagering systems are also protected by copyright and trade secret laws. The Company does not believe that patent protection is a vital competitive factor in the computerized wagering market.

PRODUCTION PROCESSES--SOURCES AND AVAILABILITY OF COMPONENTS

  Production of the Company's wagering systems and component products primarily involves the assembly of electronic components into more complex systems and products, generally through contracts with third parties. In 1995, the Company sold its Newark, Delaware manufacturing facility. The Company's production of certain product lines is now performed at the Company's manufacturing facility in Ballymahon, Ireland. All other manufacturing is contracted out to third party vendors.

  The Company normally has sufficient lead time between reaching an agreement to serve a wagering facility and commencing actual operations at such facility. In the event the current suppliers of central processing units were no longer available, the Company believes that it would be able to adapt its application software to hardware available from other sources within a time frame sufficient to allow it to meet new contractual obligations, although the price competitiveness of the Company's products might diminish. The lead time for obtaining most of the electronic components used by the Company is approximately 120 days. The Company believes that this is consistent with its competitors' lead times and is also consistent with the needs of its customers.

COMPETITION

  The Company competes in North America on the basis of product design, performance, reliability, pricing, and customer service primarily with two companies. The Company's principal wagering system competitor in the pari-mutuel wagering systems business is Video Lottery Technologies, Inc. ("VLT') which operates its pari-mutuel business through its subsidiary United Wagering Systems, Inc. ("United'). Another competitor in the pari-mutuel business is AmTote International, Inc. ("AmTote'). Both AmTote and VLT offer video gaming industry terminals to the pari-mutuel wagering industry. Video gaming industry terminal suppliers include International Game Technology, WMS Industries Inc., Bally Gaming Industry International, Inc. and several smaller companies.

  A significant portion of the Company's revenues are generated from pari-mutuel wagering on racing at racetracks and OTBs. As new products are developed such as pari-mutuel sports betting and lotteries based on sporting events, the Racing Industry may experience increased competition for wagers. Competition for wagers also comes from casino gaming and other forms of legal and illegal gambling.

  The Company's competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains the leading market position internationally, although certain companies possess regional strengths.

  The on-line lottery business is highly competitive. State and foreign governments normally award contracts based on competitive bidding procedures. Significant factors which influence the award of lottery contracts include price; the ability to optimize lottery revenues through marketing capability and applications knowledge; the quality, dependability and upgrade capability of the network; the experience, financial condition and reputation of the vendor; and the satisfaction of other requirements and qualifications which the lottery authority may impose. The Company's major competitors in the on-line lottery business include GTECH, VLT, Essnet AB, and several other companies.

  Competition in the simulcasting business in North America currently is fragmented. No single company, other than the Company, has achieved a significant share of the market.

REGULATION

 General

  Pari-mutuel wagering, video gaming and on-line lotteries may be conducted in jurisdictions that have enacted enabling legislation. In jurisdictions which currently permit various wagering activities, regulation is extensive and evolving. Regulators in such jurisdictions review many facets of an applicant/holder of a license including, among other items, financial stability, integrity and business experience. The Company believes that it is currently in substantial compliance with all regulatory requirements in the jurisdictions where it operates. Any failure to receive a material license or the loss of a material license that the Company currently holds could have a material adverse effect on the overall operations of the Company.

 Pari-Mutuel Wagering

  Forty three states, Puerto Rico and the Virgin Islands, all of the Canadian provinces and many foreign countries have authorized pari-mutuel wagering on horse races and 19 states and many foreign countries have authorized pari-mutuel wagering on dog races. In addition, Connecticut, Rhode Island, Nevada and Florida also allow pari-mutuel betting on jai alai matches.

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

  A subsidiary of the Company that provides simulcast wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey is licensed by the New Jersey Casino Control Commission ("New Jersey Commission') as a gaming industry-related casino service industry in accordance with the New Jersey Casino Control Act ("Casino Control Act') for an initial period of two years and then for renewable periods of four years thereafter. An applicant for a gaming industry-related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. The Company must also qualify under the standards of the Casino Control Act. The Company and its licensed subsidiary may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all financial and other backers.

  The New Jersey Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The New Jersey Commission may require that persons holding five percent or more of the Class A Common Stock of the Company qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly-traded corporation if the holder owns at least five percent of such corporation's equity securities. Failure to qualify could jeopardize the Company's license.

  The Company's rights to operate the Connecticut OTB system shall continue as long as the Company holds all licenses required for the operation of the system. In addition, the officers and directors and certain other employees of the Company must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the "Division') may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The Company has also agreed to comply with regulations proposed by the Division which regulate certain aspects of the system's operation. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established.

 Casino/Sports Wagering

  Sports wagering is currently authorized in numerous foreign countries, including Mexico and as a permitted lottery scheme in Canada. The State of Nevada also permits sports wagering in casinos. In addition, the State of Oregon currently sponsors a lottery based on the outcome of sporting events; Montana authorizes betting on fantasy sports leagues; and North Dakota permits certain sports wagering pools.

  The Federal Professional and Amateur Sports Protection Act (the "Sports Protection Act') prohibits a governmental entity from sponsoring, operating, advertising, promoting, licensing or authorizing sports betting on professional or amateur athletic games, subject to several exceptions. The Sports Protection Act does not terminate state-authorized sports betting schemes which were already in operation prior to October 1991, such as those in Nevada, or which existed between January 1, 1976 and August 31, 1990. The Sports Protection Act is also inapplicable to pari-mutuel betting on horse and dog racing and jai alai.

  Companies which manufacture, sell or distribute sports wagering equipment are also subject to the various laws and regulations of the countries and states which permit sports wagering. These rules primarily concern the responsibility, financial stability and character of the sports wagering equipment companies, as well as the individuals financially interested or involved in the gaming industry operations. The rules generally resemble the regulations which govern the pari-mutuel wagering industry. Companies and individuals are required to be licensed before they may manufacture, distribute, own or operate sports wagering equipment; they are subject to background investigations designed to protect the integrity of the gaming industry; they may have their licenses denied, revoked or restricted for any cause deemed reasonable; and the loss of their license in one jurisdiction could adversely affect their licensing status in other jurisdictions.

  The Company believes that it is in substantial compliance with all regulations now governing sports wagering in the United States and the various foreign countries where the Company conducts business. There can be no assurance that subsequent regulations will not be burdensome to the Company, its personnel or its stockholders.

 Video Gaming

  Coin or voucher operated gambling devices offering electronic, video versions of slots, poker, black-jack and similar games are known as VGMs, VLTs or slot machines, depending on the jurisdiction. These devices represent a growing area in the wagering industry. The Company or its subsidiaries manufactures and supplies terminals and wagering systems designed for use as VGMs, VLTs or slot machines.

  Twenty four states and Puerto Rico authorize wagering on VGMs, VLTs or slot machines at casinos, riverboats, racetracks, Indian reservations, charitable events and/or other licensed facilities. Although some states, such as Rhode Island and West Virginia, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Indian tribes throughout the United States are also authorized to operate these devices on reservation lands. In addition, several Canadian Provinces and various foreign countries have also authorized their use.

  Government officials in other states are presently considering proposals to legalize video gaming, video lottery or slot machines in their states. Legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

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

  West Virginia and Rhode Island have licensed the Company or its subsidiaries to supply VLTs to authorized locations in those states. The Company may apply for licenses in other jurisdictions that may now or in the future authorize video gaming industry, video lottery or slot machine operations.

  The Company cannot predict the nature of the regulatory schemes or the terminal requirements that will be adopted in any of these jurisdictions, nor whether the Company or any subsidiaries can obtain any required licenses and equipment certifications or will be found suitable.

  Federal law also affects the Company's video gaming industry activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs, VLTs and slot machines, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. The Company does not believe that the Devices Act applies to machines designed for pari-mutuel betting at a racetrack, such as the Company's pari-mutuel wagering terminal. The Company has registered under the Devices Act, and believes that it is in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

 Lottery Operations

  At the present time, 37 states, the District of Columbia, Puerto Rico, the Virgin Islands, all the Canadian Provinces and many foreign countries authorize lotteries. Once authorized, the award of lottery contracts and ongoing operation of lotteries in the United States is highly regulated. Although certain of the features of a lottery, such as the percentage of gross revenues which must be paid back to players in prize money, are usually established by legislation, the lottery authorities generally exercise significant authority, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed, and the selection of the vendors of equipment and services.

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

  At present, 42 jurisdictions authorize inter and/or intra-state pari-mutuel wagering on horse races, which usually (though not always) involves the simulcasting of such races. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering, and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by the Company or its subsidiaries to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. The Company believes that it and/or its subsidiaries are in substantial compliance with applicable regulations and that the Company, its subsidiaries, and/or the appropriate third parties have entered into contracts and obtained the necessary regulatory approvals thereof to lawfully conduct current simulcast operations.

EMPLOYEES

  As of October 31, 1996, the Company employed 935 persons. Of this total, 465 persons were engaged in full-time field operations, 225 in part-time tellering/cashiering, 105 in engineering and software product development, 35 in marketing and 105 in financial, administration and other positions. Most of the North American pari-mutuel employees of the Company involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers (the "IBEW") under two separate contracts, both of which expire in 1997. The Company's former contracts with Local 3 of the IBEW expired on May 31, 1994, and on August 22, 1994, the Company's field service employees represented by the IBEW went on strike for a new collective bargaining agreement. On October 25, 1994, the employees ratified a new three year agreement and returned to work. This contract expires in May 1997. Certain of the persons employed by the Company in Austria and Germany are members of national workers councils. The Company considers its employee relations to be satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

  Certain information concerning directors and executive officers of the Company as of October 31, 1996 is set forth below:

                                                                                    DIRECTOR
NAME                     AGE POSITION                                                SINCE
----                     --- --------                                               --------
A. Lorne Weil...........  50 Chairman of the Board and Chief Executive Officer        1989
Sir Brian Wolfson.......  60 Vice Chairman of the Board(1)                            1988
Alan J. Zakon...........  61 Vice Chairman of the Board(1)(2)(3)                      1993
Larry J. Lawrence.......  54 Director, Chairman of the Executive Committee(2)(3)(4)   1989
Marshall Bartlett.......  71 Director(2)(3)                                           1991
Thomas H. Lee...........  52 Director(1)(4)                                           1991
William Luke............  49 Vice President, Chief Financial Officer                   --
Gerald Lawrence.........  57 Vice President                                            --
Martin E. Schloss.......  50 Vice President, General Counsel and Secretary             --

--------
(1) Member of Executive Committee
(2) Member of Audit Committee
(3) Member of Compensation Committee
(4) Member of Stock Option Committee

  All directors hold office until the next annual meeting of stockholders and thereafter until their successors have been elected and qualified. Officers of the Company hold office for an indefinite term, subject to the discretion of the Board of Directors of the Company (the "Board").

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

  Mr. Larry J. Lawrence has been a director of the Company since December 1989. He is co-founder and since 1985 has been managing partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith, a private equity fund manager. Since 1990, he has been managing partner of LTOS II Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith II and since May 1995 has been the general partner of LSH Partners III, L.P., the general partner of Lawrence, Smith & Horey III, L.P. Mr. Lawrence is currently a director of several private companies. Mr. Lawrence served as a director of Autotote Systems, Inc. from 1979 until it was acquired by the Company in 1989.

  Mr. Marshall Bartlett has been a director of the Company since December 1991. From June 1993 through May 1994, Mr. Bartlett was employed by the Company in various capacities. Mr. Bartlett was Executive Vice President and Chief Operating Officer of Bourns Inc., an electronic component manufacturer from 1979 until his retirement in 1991.

  Mr. Thomas H. Lee has been a director of the Company since December 1991. Mr. Lee founded the Thomas H. Lee Company in 1974 and since that time has served as its President. Mr. Lee is currently a director of General Nutrition Companies, Inc., Health-o-Meter Products, Inc., Hills Stores Company, J. Baker, Inc., Finlay Fine Jewelry Corporation, Playtex Family Products Inc., and Livent Inc. as well as several private companies. Mr. Lee is also a general partner of the ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "ML-Lee Acquisition Funds"), Chairman and Trustee of Thomas H. Lee Advisors I, and a general partner of Thomas H. Lee Advisors II, L.P., the investment advisors to the ML-Lee Acquisition Funds. He is the general partner of THL Equity Advisors Limited Partnership, the general partner of and investment advisor to Thomas H. Lee Equity Partners, L.P. In February 1991, Hills Department Stores, Inc., of which Mr. Lee was Chairman of the Board, filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Lee was a director of ASI from 1979 until it was acquired by the Company in 1989.

  Mr. William Luke has been Vice President and Chief Financial Officer of the Company since February 1996. Mr. Luke served as the Chief Financial Officer of Nashua Corporation from August 1984 through October 1995.

  Mr. Gerald Lawrence has been Vice President of the Company since November 1994 and President of North American Systems, a division of the Company, since March 1996. From April 1995 to March 1996, he served as President of Autotote Gaming Group, a division of the Company. From January 1991 to August 1994, he held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

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

ITEM 2. PROPERTIES

  The Company leases approximately 12,000 square feet for its corporate headquarters in New York: 40,000 square feet for its administration and development facility in Newark, Delaware; 16,000 square feet of office and warehouse space in Rocky Hill, Connecticut in order to operate the Connecticut State Lottery; 27,000 square feet for its administration and development facility in Vienna, Austria; 2,000 square feet of office space for its operations center in Gelsenkirchen, Germany; 2,700 square feet of warehouse space in Stanton, Delaware, and 16,000 square feet of warehouse space in Bridgeport, New Jersey.

  The Company leases space for Connecticut OTB locations in Norwalk, Bridgeport, West Haven, East Haven, Meriden, New Britain, Bristol, Waterbury and Torrington. The Company owns teletheaters in Windsor Locks and in New Haven, both of which are used for OTB operations. The Company's Sports Haven(R) teletheater facility in New Haven houses its central off-track betting computer operations and telephone wagering systems for the Connecticut OTB. The Company also leases 1,000 square feet for its OTB administrative offices in New Haven.

  The Company's lease in Newark, Delaware resulted from the sale and leaseback of its facility in January 1996. The sale-leaseback arrangement established a sale price of $1.0 million and provided the Company with a lease term of up to ten years.

ITEM 3. LEGAL PROCEEDINGS

  In addition to routine legal proceedings incidental to the conduct of its business, the Company and certain of its officers and directors were named as defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995. The parties entered into a definitive Stipulation and Agreement of Settlement dated July 19, 1996 (the "Settlement Agreement") related to these claims.

  The Settlement Agreement was finalized on December 24, 1996, at which time the Company paid $7.5 million in cash plus 2,963,590 shares of Class A Common Stock which had an aggregate value of $3.5 million based on the average price of the Company's Class A Common Stock for 10 trading days preceding the final hearing in the District Court. Insurance companies providing directors and officers insurance contributed approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation).

  The Company accrued a charge of $6.8 million against earnings for the quarter ended January 31, 1996 to reflect the then expected settlement and anticipated legal fees. There will be no further charges against earnings as a result of the Settlement Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Class A Common Stock is traded under the symbol "TTE" on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Class A Common Stock.

                                                                      HIGH  LOW
                                                                     ------ ----
      Fiscal 1995
        First Quarter............................................... $17.38 6.75
        Second Quarter..............................................   7.38 4.38
        Third Quarter...............................................   4.63 2.69
        Fourth Quarter..............................................   5.00 2.81
      Fiscal 1996
        First Quarter............................................... $ 3.81 2.81
        Second Quarter..............................................   3.81 2.88
        Third Quarter...............................................   3.50 1.50
        Fourth Quarter..............................................   2.00 1.00

  On January 22, 1997, the last reported sales price for the Class A Common Stock on the American Stock Exchange was $1.56 per share. The approximate number of holders of record of the Class A Common Stock as of January 22, 1997 was 603.

  The Company has never paid any cash dividends on its Class A Common Stock. The Board presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board. Further, under the terms of the Company's senior bank credit facility, the Company is not permitted to pay any cash dividends or make any other distributions (other than stock dividends) on its Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  Selected historical financial data presented below as of and for the five years ended October 31, 1996 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following financial information reflects the acquisition of certain businesses during the period 1992 through 1995 and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8.

                 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          YEAR ENDED OCTOBER 31,
                               ------------------------------------------------
                                 1996      1995      1994      1993      1992
                               --------  --------  --------  --------  --------
SELECTED STATEMENT OF
 OPERATIONS DATA:
Operating Revenues:
  Services...................  $137,794  $132,260  $ 98,592  $ 59,792  $ 40,526
  Sales......................    38,441    20,924    50,458    25,070     7,838
                               --------  --------  --------  --------  --------
                                176,235   153,184   149,050    84,862    48,364
                               --------  --------  --------  --------  --------
Costs and Expenses:
  Cost of services...........    85,742    78,569    61,158    36,513    20,713
  Cost adjustments and strike
   expenses..................       --        --      6,781       --        --
  Cost of sales..............    25,864    15,661    35,753    11,679     4,606
  Selling, general &
   administrative............    32,853    36,540    25,298    10,956     6,419
  Restructuring and write-off
   of assets.................      (649)   18,241     8,576       --        --
  Depreciation and
   amortization..............    40,853    35,463    25,418    11,809     7,840
  Interest, net..............    14,604    15,974     6,103     3,240     5,804
  Other (income) expense.....       793       (48)     (647)      (65)     (869)
  Proceeds of insurance
   claim.....................       --        --        --        --     (3,000)
  Litigation settlement......     6,800       --        --        --        --
  Loss on sale of business...     1,127       --        --        --        --
                               --------  --------  --------  --------  --------
    Total costs and
     expenses................   207,987   200,400   168,440    74,132    41,513
                               --------  --------  --------  --------  --------
Earnings (loss) before income
 tax expense (benefit) and
 extraordinary item..........   (31,752)  (47,216)  (19,390)   10,730     6,851
Income tax expense
 (benefit)...................     2,443     2,673    (1,462)    1,292     1,124
                               --------  --------  --------  --------  --------
Earnings (loss) before
 extraordinary item..........   (34,195)  (49,889)  (17,928)    9,438     5,727
Write-off of financing fees &
 expenses....................       --        --      4,222       --        --
                               --------  --------  --------  --------  --------
Net earnings (loss)..........  $(34,195) $(49,889) $(22,150) $  9,438  $  5,727
                               ========  ========  ========  ========  ========
Net earnings (loss) per
 common share................  $  (1.09) $  (1.72) $   (.79) $    .33  $    .37
                               ========  ========  ========  ========  ========
SELECTED BALANCE SHEET DATA
 (END OF PERIOD):
Total assets.................  $196,793  $241,021  $241,597  $187,105  $ 62,950
Total long-term debt,
 including current
 installments................  $169,024  $177,264  $143,955  $ 76,987  $ 57,231
Stockholders' equity
 (deficiency)................  $(20,196) $ 11,857  $ 55,721  $ 76,079  $(20,972)
Weighted average shares
 outstanding.................    31,305    28,965    28,174    28,210    15,425

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

  Historically, the Company's revenues have come from two sources: service revenue pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on Handle, and sales contracts for wagering equipment and software. The first quarter of the fiscal year is traditionally the weakest for service revenue. Sales revenue usually reflects a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. The Company's ability to expand is dependent upon its ability to attract new customers while fulfilling and retaining its existing contracts. The sale and delivery of wagering systems and equipment for its international operations depend on various factors, including customer requirements as to the capabilities and features of the system and the delivery schedule. Consequently, revenue and operating results could vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales. The timing of these sales can affect not only annual performance, but can make quarterly results highly variable and unpredictable. In the event the Company is unable to attract new international customers to purchase its wagering systems and related equipment in the future at historic levels, there could be a material adverse effect on the Company's results of operations.

  The Company has, in part, implemented its strategy of expanding its operations into all areas of the pari-mutuel and lottery wagering businesses by making a number of strategic acquisitions. These acquisitions are described in Note 3 to the Consolidated Financial Statements. Since all but one of these acquisitions were accounted for as purchases, the timing of each acquisition affects the comparability of operations from period to period.

UNUSUAL CHARGES

  In the third quarter of fiscal 1996, the Company recorded charges in other deductions of $.6 million for costs incurred in connection with the Company's unsuccessful third quarter 1996 debt offering, and charges in selling, general and administrative expense of $.6 million for contractual payments related to the departure of the President of the Company. Partially offsetting these costs was the reversal of $.6 million of 1995 restructuring cost accruals because of the Company's current plan to continue limited manufacturing of wagering terminals at its Ireland manufacturing facility.

  In fiscal 1995, The Company recorded $20.9 million of unusual charges resulting principally from the Company's restructuring charges and from certain asset valuation adjustments, which costs have been allocated among the Pari-mutuel Operations ($7.5 million) and Lottery Operations ($13.4 million). The restructuring charges totaled $11.6 million and were attributable to the closing of the Lottery Operations support facility in Owings Mills, Maryland and the scaling back of certain international activities, including the planned closing of the Company's manufacturing facility in Ballymahon, Ireland. The Company also wrote-off $6.6 million relating to certain investments and other non-current assets principally associated with its Pari-mutuel Operations which included $2.7 million attributable to the Company's Mexican VGM contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable to other assets. The remaining $2.7 million of unusual charges included miscellaneous asset valuation adjustments and severance. In addition, the Company recorded $1.7 million of unusual charges for bank credit agreement costs primarily relating to a waiver of certain financial covenants under the Company's senior bank credit facility. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, of which $4.3 million was paid through October 31, 1996 and $.6 million was reversed because of the Company's decision to continue limited manufacturing in Ireland. The Company has satisfied all cash obligations with respect to the 1995 restructuring charges.

  In fiscal 1994, the Company recorded $15.4 million of unusual charges for its Pari-mutuel Operations. These charges included $3.9 million primarily consisting of inventory, equipment and contract adjustments in connection with an acquisition; restructuring charges of approximately $3.8 million resulting from closing the

Company's Newark, Delaware manufacturing facility and discontinuing certain product lines; a $4.7 million write-off of certain assets principally relating to domestic and overseas projects; and costs of $2.8 million incurred as a result of a strike by the field service employees of the Company's pari-mutuel operations in North America. In addition, the Company recorded an extraordinary item consisting of a non-cash write-off of financing fees and expenses of $4.2 million associated with the Company's repayment of its prior senior bank credit facility. The Company has satisfied all cash obligations, consisting primarily of costs of plant shutdown and employee severance, arising from the fiscal 1994 restructuring.

RESULTS OF OPERATIONS

                                                      YEARS ENDED OCTOBER 31,
                                                      ------------------------
                                                        1996    1995    1994
                                                      -------- ------- -------
PARI-MUTUEL OPERATIONS
Operating Revenues:
  Service revenue.................................... $118,267 111,797  81,080
  Sales revenue......................................   10,172  15,539  11,808
                                                      -------- ------- -------
    Total Revenue.................................... $128,439 127,336  92,888
                                                      ======== ======= =======
Gross Profit (excluding depreciation and
 amortization)....................................... $ 49,620  45,302  26,579
                                                      ======== ======= =======
LOTTERY OPERATIONS
Operating Revenues:
  Service revenue.................................... $ 19,527  20,463  17,512
  Sales revenue......................................   28,269   5,385  38,650
                                                      -------- ------- -------
    Total Revenue.................................... $ 47,796  25,848  56,162
                                                      ======== ======= =======
Gross Profit (excluding depreciation and
 amortization)....................................... $ 15,009  13,652  18,779
                                                      ======== ======= =======
COMPANY TOTAL
Operating Revenues:
  Service revenue.................................... $137,794 132,260  98,592
  Sales revenue......................................   38,441  20,924  50,458
                                                      -------- ------- -------
    Total Revenue.................................... $176,235 153,184 149,050
                                                      ======== ======= =======
Gross Profit (excluding depreciation and
 amortization)....................................... $ 64,629  58,954  45,358
                                                      ======== ======= =======

FISCAL 1996 COMPARED TO FISCAL 1995

 Revenue Analysis

  Revenues increased 15% or $23.1 million to $176.2 million in the fiscal year ended October 31, 1996 from $153.2 million in fiscal 1995.

  The Pari-mutuel Operations service revenues of $118.3 million for the fiscal year ended October 31, 1996 improved $6.5 million or 6% compared to the prior year principally because of the growth in Handle at Connecticut OTB attributable to operation of the Sports Haven(R) simulcast/multi-entertainment facility for the full fiscal year, coupled with higher revenues from the sale of excess transponder time due to increased signal capacity, as well as increased Handle at certain North American racetracks. Sales revenue declined $5.4 million to $10.2 million for the fiscal year ended October 31, 1996 reflecting the decrease in international equipment sales during the year.

  Lottery Operations service revenues were down slightly for the fiscal year ended October 31, 1996 because of the change in the revenue mix of the Company's European Lottery Operation from primarily service to sales during 1996 coupled with reduced wagering on the Connecticut lottery. Equipment sales improved significantly in fiscal 1996 to $28.3 million from $5.4 million in fiscal 1995. This improvement is attributable to the delivery of computer equipment by the Company's European Lottery Operations to six German lottery contract sites, as well as the delivery of terminals and parts to Italy's TOTIP pari-mutuel lottery.

 Gross Profit Analysis

  Total gross profits earned by the Company, exclusive of depreciation and amortization, increased $5.7 million, or 10%, to $64.6 million in fiscal 1996 as compared to $58.9 million in fiscal 1995.

  Gross profits earned by the Pari-mutuel Operations of $49.6 million in fiscal 1996 increased $4.3 million from $45.3 million in fiscal 1995, principally due to the growth in Handle at Connecticut OTB. Other gross profit increases resulting from increased North American pari-mutuel and off-track betting revenues and higher simulcasting revenues were largely offset by higher expenses in the Company's European pari-mutuel operations.

  Gross profits earned by the Lottery Operations totaled $15.0 million for fiscal 1996, an increase of $1.4 million compared to fiscal 1995 reflecting the delivery of equipment by the Company's European Lottery Operations and an increase in the number of terminals delivered to Italy's TOTIP pari-mutuel lottery.

  Gross profits on equipment sales were 33% for the year, a significant improvement over fiscal 1995. Gross margins on services were approximately 38% for 1996, down 3% from margins earned in fiscal 1995 reflecting the change in revenue mix in the Company's European Lottery Operations.

 Expense Analysis

  Selling, general and administrative expenses decreased $3.6 million or 10% to $32.9 million in the fiscal year ended October 31, 1996 from $36.5 million in fiscal 1995. Expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs were partially offset by increased expenses for legal compliance, litigation and compensation costs, and contractual costs incurred upon the departure of the President of the Company.

  Depreciation and amortization expenses increased 15% to $40.9 million in the fiscal year ended October 31, 1996 compared to $35.5 million in fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, investment in UNIBET software, the January 1995 acquisition by the Company of simulcasting assets, and the increased investment in the Sports Haven(R) facility.

  Interest expense decreased 9% from $16.4 million in fiscal 1995 to $14.8 million in the fiscal year ended October 31, 1996 reflecting a $0.3 million increase due to additional borrowings, and a $0.5 million increase in amortization of deferred financing costs. These increases were offset by a $0.1 million decrease due to lower interest rates, and a decrease of $2.3 million due to bank waiver and amendment fees incurred in fiscal 1995.

 Income Taxes

  Income tax expense was $2.4 million in the 1996 period compared to an expense of $2.7 million in the 1995 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

FISCAL 1995 COMPARED TO FISCAL 1994

 Revenue Analysis

  Total revenues generated by the Company increased 3% or $4.1 million to $153.2 million in fiscal 1995 from $149.1 million in fiscal 1994.

  Service revenue of the Pari-mutuel Operations increased 38% or $30.7 million to $111.8 million in fiscal 1995, compared to $81.1 million in fiscal 1994. This revenue increase reflects continued improvement in the

Company's off-track betting and pari-mutuel wagering businesses; significant growth in the Company's simulcasting operations, largely reflecting its 1995 simulcasting asset acquisition; and the acquisition of the French pari-mutuel wagering business in November 1994 which contributed $8.7 million to the fiscal 1995 increase. Pari-mutuel Operations equipment and other sales increased 32% or $3.7 million to $15.5 million in fiscal 1995 compared to $11.8 million in fiscal 1994 primarily due to $4.5 million in equipment sales by the French pari-mutuel wagering business.

  Service revenue of the Lottery Operations increased 17% or $3.0 million to $20.5 million in fiscal 1995 compared to $17.5 million in fiscal 1994 reflecting improved performance at the Company's European Lottery Operations. Offsetting this revenue improvement was a decrease in equipment and other sales revenue of $33.3 million from $38.7 million in fiscal 1994 to $5.4 million in fiscal 1995, largely due to the inclusion in fiscal 1994 of $25.8 million in revenues attributable to the sale of terminals to Italy's TOTIP pari-mutuel lottery pool and $6.3 million in revenues associated with the commencement of certain international lottery contracts received by the Company's European Lottery Operations.

 Gross Profit Analysis

  Total gross profits earned on the Company's revenues, exclusive of depreciation and amortization, increased $13.6 million, or 30%, to $59.0 million in fiscal 1995 as compared to $45.4 million in fiscal 1994. Excluding 1994 inventory, equipment and contract adjustments of $3.9 million and strike expenses of $2.8 million, total gross profits increased $6.8 million during the year.

  Gross profits earned by the Pari-mutuel Operations of $45.3 million in fiscal 1995 increased by $11.9 million from $33.4 million in fiscal 1994, excluding the effect of the $6.8 million fiscal 1994 inventory, equipment and contract adjustments and strike expenses, principally due to the first quarter acquisition of its French pari-mutuel wagering operations which contributed $4.6 million in gross profits. Other increases were realized in simulcasting service revenue, primarily attributable to the acquisition of the simulcasting assets and improvements for North American pari-mutuel and off-track betting businesses.

  Gross profits earned by the Lottery Operations totaled $13.7 million for fiscal 1995, a decrease of $12.6 million compared to fiscal 1994, excluding the effect of a $7.5 million fiscal 1994 contingent payment made in connection with the Company's acquisition of its European Lottery Operations. Although improvements in the European Lottery Operations resulted in increased gross profits, such profits were only able to partially offset the decline in profits as a result of the significant reduction in the number of terminals delivered to Italy's TOTIP pari-mutuel lottery in 1995 as compared to 1994.

 Expense Analysis

  Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. These expenses increased to $36.5 million for fiscal 1995 from $25.3 million in fiscal 1994, an increase of $11.2 million or 44%. Approximately $4.2 million of the increase is due to the acquisition by the Company of its French pari-mutuel wagering operations. Additional increases in fiscal 1995 selling, general and administrative expenses primarily reflect increased expenses for market development, legal and other professional fees, and increased expenses attributable to expanded simulcasting and European Lottery Operations. Software systems and product development expenses totaled $2.4 million in fiscal 1995 compared to $1.4 million in fiscal 1994.

  Depreciation and amortization expenses increased 40% to $35.5 million in fiscal 1995 from $25.4 million in fiscal 1994. The increased depreciation and amortization was primarily due to the acquisition by the Company of its French pari-mutuel wagering operations and the acquisition of the simulcasting assets; capital additions for North American pari-mutuel operations; and increased amortization attributable to capitalized software systems development costs for European Lottery Operations.

  Interest expense increased $10.0 million to $16.4 million in fiscal 1995 compared to $6.4 million in fiscal 1994. The increase primarily reflects increased borrowings to finance capital additions for North American pari-mutuel operations; the acquisition by the Company of its French pari-mutuel wagering operations and the acquisition of simulcasting assets; $2.4 million in 1995 bank credit agreement fees and other financing costs primarily related to a waiver of certain financial covenant violations under the Company's senior bank credit facility; and the 1994 capitalization of interest costs on certain capital projects.

 Income Taxes

  Income tax expense was $2.7 million in fiscal 1995 as compared to a benefit of $1.5 million in fiscal 1994. Income tax expense for fiscal 1995 principally reflects foreign tax expense. Because of the Company's recent history of losses, no tax benefit has been recognized on fiscal 1995 domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

  During fiscal 1996, the Company generated net cash inflows of $21.3 million which were reduced by unusual payments of $2.5 million under terms of the litigation settlement and $3.9 million in connection with the Company's fiscal 1995 restructuring, resulting in net cash provided by operating activities of $14.9 million. At October 31, 1996, the Company had cash and cash equivalents of $6.0 million as compared to $5.0 million at October 31, 1995.

  Net cash used in investing activities was $7.9 million in fiscal 1996. Utilizing cash provided by operating activities, the Company invested in contract expenditures and software systems development costs. Additionally, the Company received approximately $1.0 million from the sale/leaseback of its administration and development facility in Newark, Delaware, and $3.0 million from the sale of its sports wagering business unit in October 1996. The net proceeds from these transactions were used to reduce bank debt.

  Net cash used by financing activities consisted primarily of borrowings of $2.6 million under the Revolver in addition to repayments of $10.8 million, including $8.0 million of principal repayments on the Company's A & B Term Loans. Additionally, under an agreement with the holders of its 5.5% Convertible Subordinated Debentures, the Company issued 936,369 unregistered shares of Class A Common Stock in lieu of cash for interest payments during the first six months of fiscal 1996. The Company also borrowed funds under terms of the litigation settlement discussed in Note 16 to the Consolidated Financial Statements.

  The Company believes that its cash resources at October 31, 1996 and its anticipated cash flows arising from operations will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures in the next twelve months arising from current and anticipated commitments.

  On January 29, 1997, the Company amended the Senior Facility (the "Amendment") to revise the maturity and amortization of the A and B Term Loans, the maturity of the Revolver, the borrowing rate, certain financial covenants and to revise how proceeds from asset sales reduce scheduled principal payments. The maturity of the Revolver and A Term Loan was changed to February 13, 1998 and scheduled quarterly principal payments on the A Term Loan were reduced to $7.0 million in fiscal 1997, with the balance of $44.0 million due in fiscal 1998. The maturity of the B Term Loan was extended to April 30, 1997 with the remaining balance of $1.0 million due in equal installments of $0.5 million in January 1997 and April 1997. In connection with the Amendment, the Company paid a fee of $250,000, agreed to pay fees of up to $3.1 million at maturity if certain additional principal repayments are not made prior to maturity of the Revolver, and to reduce the exercise price of the 1995 and 1996 Lender Warrants from $2.98 and $1.25 per share, respectively, to $.01 per share if the Senior Facility is not repaid in full by December 1, 1997. Effective with the Amendment, borrowings under the Senior Facility bear interest at the Prime lending rate plus a margin ranging from 0.75% to 2.00% depending on the timing and amount of additional principal repayments made in fiscal 1997 in excess of scheduled principal repayments.

  The Company believes, however, that additional cash resources, either from new financings or the sale of assets or both, will be required to meet its scheduled principal repayment requirements in fiscal 1998 under the Senior Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires, among other things, that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses should be based upon the fair value of the asset, and reported in the period in which the recognition criteria are first applied and met. The Company believes that the implementation of SFAS No. 121 will not have a material impact on its financial position or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement permits the Company to choose either a new fair value based method or the current APB opinion 25 intrinsic value based method of accounting for its stock based compensation arrangements. The Company intends to retain the intrinsic value based method of accounting for its stock based compensation arrangements and provide the footnote disclosures as required by SFAS No. 123 in fiscal 1997. Consequently, implementation of this pronouncement will not impact the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                                      FORM 10-K
                                                                       (PAGE)
                                                                      ---------
Independent Auditors' Report.........................................     24
Consolidated Financial Statements:
  Balance Sheets as of October 31, 1996 and 1995.....................     25
  Statements of Operations for the years ended October 31, 1996, 1995
   and 1994..........................................................     26
  Statements of Stockholders' Equity (Deficit) for the years ended
   October 31, 1996, 1995 and 1994...................................     27
  Statements of Cash Flows for the years ended October 31, 1996, 1995
   and 1994..........................................................     28
Notes to Consolidated Financial Statements...........................     30
Schedule:
  II. Valuation and Qualifying Accounts..............................     48

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

New York, New York
December 5, 1996, except for Notes 7 and 21
which are as of January 29, 1997

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1996       1995
                                                            ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $   5,988     4,991
  Restricted cash..........................................       611     1,282
  Accounts receivable, net of allowance for doubtful
   accounts of $2,053 and $1,679 in 1996 and 1995,
   respectively............................................    18,257    21,700
  Inventories..............................................     5,780    12,497
  Unbilled receivables.....................................     6,901     4,166
  Prepaid expenses, deposits and other current assets......     3,131     3,121
                                                            ---------  --------
    Total current assets...................................    40,668    47,757
                                                            ---------  --------
Property and equipment, at cost............................   186,249   186,005
  Less accumulated depreciation............................    90,369    67,745
                                                            ---------  --------
    Net property and equipment.............................    95,880   118,260
                                                            ---------  --------
Goodwill, net of amortization..............................    21,024    26,986
Operating right, net of amortization.......................    16,848    17,848
Other assets and investments...............................    22,373    30,170
                                                            ---------  --------
                                                            $ 196,793   241,021
                                                            =========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt................... $   9,234    10,772
  Accounts payable.........................................    14,242    16,448
  Accrued liabilities......................................    20,057    23,783
  Income taxes payable.....................................       379     1,878
                                                            ---------  --------
    Total current liabilities..............................    43,912    52,881
                                                            ---------  --------
Deferred income taxes......................................     7,675     5,807
Other long-term liabilities................................     5,612     3,984
Long-term debt, excluding current installments.............   119,790   126,492
Long-term debt, convertible subordinated debentures........    40,000    40,000
                                                            ---------  --------
    Total liabilities......................................   216,989   229,164
                                                            ---------  --------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, 2,000 shares
   authorized, none outstanding............................       --        --
  Class A common stock, par value $0.01 per share, 99,300
   shares authorized, 31,474 and 30,528 shares outstanding
   at October 31, 1996 and 1995, respectively..............       315       306
  Class B non-voting common stock, par value $0.01 per
   share, 700 shares authorized, none outstanding..........       --        --
  Additional paid-in capital...............................   143,369   140,050
  Accumulated deficit......................................  (163,664) (129,469)
  Treasury stock, at cost..................................      (102)     (295)
  Currency translation adjustment..........................      (114)    1,265
                                                            ---------  --------
    Total stockholders' equity (deficit)...................   (20,196)   11,857
                                                            ---------  --------
Commitments and contingencies (Notes 7, 8, 12 and 14)...... $ 196,793   241,021
                                                            =========  ========

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     1996     1995     1994
                                                   --------  -------  -------
Operating revenues:
  Services........................................ $137,794  132,260   98,592
  Sales...........................................   38,441   20,924   50,458
                                                   --------  -------  -------
                                                    176,235  153,184  149,050
                                                   --------  -------  -------
Operating expenses (exclusive of depreciation and
 amortization shown below):
  Services........................................   85,742   78,569   61,158
  Inventory, equipment and contract adjustments
   and strike expenses............................      --       --     6,781
  Sales...........................................   25,864   15,661   35,753
                                                   --------  -------  -------
                                                    111,606   94,230  103,692
                                                   --------  -------  -------
    Total gross profit............................   64,629   58,954   45,358
Selling, general and administrative expenses......   32,853   36,540   25,298
Restructuring and write-off of assets.............     (649)  18,241    8,576
Depreciation and amortization.....................   40,853   35,463   25,418
                                                   --------  -------  -------
    Operating loss................................   (8,428) (31,290) (13,934)
                                                   --------  -------  -------
Other deductions (income):
  Interest expense................................   14,837   16,362    6,408
  Litigation settlement...........................    6,800      --       --
  Other (income) expense..........................    1,687     (436)    (952)
                                                   --------  -------  -------
                                                     23,324   15,926    5,456
                                                   --------  -------  -------
  Loss before income tax expense (benefit) and
   extraordinary item.............................  (31,752) (47,216) (19,390)
Income tax expense (benefit)......................    2,443    2,673   (1,462)
                                                   --------  -------  -------
    Loss before extraordinary item................  (34,195) (49,889) (17,928)
    Extraordinary item--write-off of financing
     fees.........................................      --       --     4,222
                                                   --------  -------  -------
    Net loss...................................... $(34,195) (49,889) (22,150)
                                                   ========  =======  =======
Loss per common share:
  Loss per common share before extraordinary
   item........................................... $  (1.09)   (1.72)   (0.64)
  Extraordinary item--write-off of financing
   fees...........................................      --       --     (0.15)
                                                   --------  -------  -------
  Loss per common share........................... $  (1.09)   (1.72)   (0.79)
                                                   ========  =======  =======
Weighted average number of common shares
 outstanding......................................   31,305   28,965   28,174
                                                   ========  =======  =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                ADDITIONAL                       CURRENCY        TOTAL
                         COMMON  PAID-IN   ACCUMULATED TREASURY TRANSLATION  STOCKHOLDERS'
                         STOCK   CAPITAL     DEFICIT    STOCK   ADJUSTMENT  EQUITY (DEFICIT)
                         ------ ---------- ----------- -------- ----------- ----------------
Balances, October 31,
 1993...................  $279   133,390     (57,430)     --        (160)        76,079
Exercise of stock
 options................     4     1,398         --       --         --           1,402
Exercise of warrants....     5        76         --       --         --              81
Currency translation
 adjustment.............   --        --          --       --         309            309
Net loss................   --        --      (22,150)     --         --         (22,150)
                          ----   -------    --------     ----     ------        -------
Balances, October 31,
 1994...................   288   134,864     (79,580)     --         149         55,721
Exercise of stock
 options................     2       439         --      (235)       --             206
Issuance of Class A
 common stock, net of
 issuance expenses......    16     4,521         --       --         --           4,537
Exercise of warrants....   --         60         --       (60)       --             --
Deferred compensation...   --        166         --       --         --             166
Currency translation
 adjustment.............   --        --          --       --       1,116          1,116
Net loss................   --        --      (49,889)     --         --         (49,889)
                          ----   -------    --------     ----     ------        -------
Balance, October 31,
 1995...................   306   140,050    (129,469)    (295)     1,265         11,857
Issuance of Class A
 common stock, net of
 issuance expenses......     9     1,961         --       193        --           2,163
Issuance of warrants in
 lieu of cash...........   --      1,012         --       --         --           1,012
Deferred compensation...   --        346         --       --         --             346
Currency translation
 adjustment.............   --        --          --       --      (1,379)        (1,379)
Net loss................   --        --      (34,195)     --         --         (34,195)
                          ----   -------    --------     ----     ------        -------
Balance, October 31,
 1996...................  $315   143,369    (163,664)    (102)      (114)       (20,196)
                          ====   =======    ========     ====     ======        =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                      1996     1995     1994
                                                    --------  -------  -------
Cash flows from operating activities:
  Net loss......................................... $(34,195) (49,889) (22,150)
                                                    --------  -------  -------
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation and amortization..................   40,853   35,463   25,418
    Write-off of non-cash financing fees...........      --       --     4,222
    Restructuring charges and asset write-offs, net
     of cash payments..............................     (649)  17,359    8,576
    Change in deferred income taxes................    1,868      854     (989)
    Litigation settlement, net of cash payments....    4,250      --       --
    Loss on asset sales............................    1,401      314      --
    Non-cash interest charges......................      636    1,564      --
    Changes in operating assets and liabilities,
     net of effects of purchase/disposition of
     subsidiaries:
      Restricted cash..............................      671     (649)    (633)
      Accounts receivable..........................    1,977    6,576  (10,579)
      Inventories..................................    5,920   (4,276)   3,467
      Unbilled receivables.........................   (3,182)   2,264   (6,015)
      Accounts payable.............................   (1,834)    (616)   2,812
      Accrued liabilities..........................   (3,110)  (2,578)   6,114
    Other..........................................      262    1,604   (2,801)
                                                    --------  -------  -------
      Total adjustments............................   49,063   57,879   29,592
                                                    --------  -------  -------
Net cash provided by operating activities..........   14,868    7,990    7,442
                                                    --------  -------  -------
Cash flows from investing activities:
  Capital expenditures.............................   (2,103)  (9,990) (19,533)
  Expenditures for equipment under wagering systems
   contracts.......................................   (7,138)  (8,150) (39,932)
  Increase in other assets and investments.........   (3,007) (13,262) (20,629)
  Purchase of companies, net of cash acquired......      --   (14,400)     --
  Proceeds from asset sales........................    4,684    1,000      --
  Other............................................     (325)     988     (350)
                                                    --------  -------  -------
Net cash used in investing activities..............   (7,889) (43,814) (80,444)
                                                    --------  -------  -------
Cash flows from financing activities:
  Net repayments under lines of credit.............      --      (250)    (474)
  Net borrowings under senior bank credit
   facility........................................    2,610   27,832  101,448
  Proceeds from issuance of long-term debt.........    2,550    4,198   17,556
  Payments on long-term debt.......................  (10,829)  (2,367) (51,562)
  Net proceeds from issuance of common stock.......      --     4,495    1,483
                                                    --------  -------  -------
Net cash provided (used) by financing activities...   (5,669)  33,908   68,451
                                                    --------  -------  -------
Effect of exchange rate changes on cash............     (313)     797      137
                                                    --------  -------  -------
Increase (decrease) in cash and cash equivalents...      997   (1,119)  (4,414)
Cash and cash equivalents, beginning of year.......    4,991    6,110   10,524
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $  5,988    4,991    6,110
                                                    ========  =======  =======

(Continued)

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

NON-CASH INVESTING AND FINANCING ACTIVITIES

 1996 and 1995

  See notes 7, 13 and 14 for a description of the issuance of warrants, assumption of mortgage by the buyer of the sports wagering business, capital lease transactions, the exchange of services for common stock and, in 1995, the exchange of stock options for Performance Accelerated Restricted Stock.

 1994

  Net transfers from goodwill to property and equipment were $6,751 in accordance with finalization of purchase price allocations for the 1993 acquisitions. See notes 3 and 8 for a description of acquisitions and capital lease transactions.

 Supplemental cash flow information

  Cash paid during the year for:

                                                             OCTOBER 31,
                                                         --------------------
                                                          1996    1995  1994
                                                         ------- ------ -----
   Interest (net of interest capitalized of $81 and
    $1,113 in 1995 and 1994, respectively).............. $14,318 12,504 4,979
   Income taxes......................................... $ 2,291  3,260 2,386

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1996 AND 1995

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of the Business

    Autotote Corporation (the Company) and its subsidiaries are primarily engaged in the design, sale and operation of computerized wagering systems for pari-mutuel wagering, sports/race wagering, simulcasting services and lottery applications in the United States, Europe and Asia, as well as the operation of certain off-track betting concerns in the United States and Europe.

  (b) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company's ownership is greater than 50%. Investments in other entities where the Company has the ability to exercise significant influence over the investee are accounted for principally on the equity basis. Under the equity method, investments are stated at cost plus the Company's equity in undistributed earnings after acquisition.

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

  (e) Inventories

    Inventories are stated at the lower of cost or market. Cost is determined as follows:

                   ITEM                             COST METHOD
                   ----                             -----------
       Parts....................... First-in, first-out or weighted moving average.
       Work-in-process & Finished   Specific identification or weighted moving
        goods...................... average for direct material and labor;
                                    other fixed and variable production costs
                                    are allocated as a percentage of direct
                                    labor cost.
       Ticket paper................ First-in, first-out

    The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

  (f) Unbilled Receivables

    Unbilled receivables represent costs and related earnings in excess of payments made by customers.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  (h) Deferred Installation Costs

    Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $7,034,000 and $9,482,000 at October 31, 1996 and 1995, respectively.

  (i) Goodwill

    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. The excess of costs over net assets acquired arising from the Company's acquisition of Autotote Lottery, SEPMO and IDB is being amortized on a straight-line basis over five years. The excess of costs over net assets acquired for Tele Control, and ETAG is being amortized on a straight-line basis over 7 and 10 years, respectively. Total goodwill amounted to $21,024,000 and $26,986,000 net of accumulated amortization of $13,822,000 and $8,673,000 as of October 31, 1996 and 1995, respectively.

    The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill, if any, is measured based on projected discounted future cash flows.

  (j) Operating Right

    On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over twenty years and amounted to $16,848,000 and $17,848,000 net of accumulated amortization of $3,357,000 and $2,357,000 at October 31, 1996 and 1995, respectively.

  (k) Other Assets and Investments

    The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. These capitalized costs are amortized on the straight-line basis over their useful lives.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (l) Revenue Recognition

        Revenues from wagering system, simulcast and lottery service contracts are recognized over the contract period pursuant to the terms of the contracts. Costs of providing operating services under contracts are charged to earnings in the period incurred. Revenue from the operation of off-track betting concerns is recognized based on a percentage of amounts wagered.

        Revenues from major contracts for the sale of wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to the total estimated costs. Any anticipated losses on fixed price contracts are charged to earnings when such losses can be estimated. The Company recognizes revenue from software licenses upon shipment if post-delivery obligations are insignificant and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable. Revenue arising from the sale of component equipment and supplies is recognized when earned.

  (m) Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standard (SFAS) No. 109. Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  (n) Loss Per Common Share

        Loss per common share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are not included in the calculation of loss per share since their inclusion would be anti-dilutive.

  (o) Foreign Currency Translation

        Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income (deductions) in the consolidated statements of operations.

  (p) Financial Statement Preparation

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates being made involve percentage of completion for contracted software development projects, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, including income and other taxes. Actual results could differ from those estimates.

  (q) Reclassification

        Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(2) UNUSUAL ITEMS

  In the third quarter of fiscal 1996, the Company recorded charges in other deductions of $.6 million for costs incurred in connection with the Company's unsuccessful third quarter 1996 debt offering, and charges in selling, general and administrative expense of $.6 million for contractual payments related to the departure of the President of the Company. Partially offsetting these costs was the reversal of $.6 million of 1995 restructuring cost accruals because of the Company's current plan to continue limited manufacturing of wagering terminals at its Ireland plant.

  In fiscal 1995, the Company recognized unusual charges of $20.9 million, substantially resulting from the Company's restructuring, and certain valuation adjustments. Restructuring charges of $11.6 million were attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international activities, including the planned closing of the Company's manufacturing facility in Ballymahon, Ireland. The Company also wrote-off $6.6 million relating to certain investments and other non-current assets which included $2.7 million attributable to the Company's Mexican VGM contracts, $2.6 million attributable to European wagering terminals, and $1.3 million attributable to other assets. The remaining $2.7 million of unusual charges included miscellaneous asset valuation adjustments and severance costs. In addition, the Company recorded $1.7 million of unusual charges for bank credit agreement costs primarily relating to a waiver of certain financial covenants under the Company's Senior Facility. As a result of these charges, the Company anticipates total cash obligations of approximately $5.9 million, of which $4.3 million was paid through October 31, 1996 and $.6 million was reversed because of the Company's decision to continue limited manufacturing in Ireland. The Company has satisfied all cash obligations with respect to the 1995 restructuring charges.

  In fiscal 1994, the Company recorded $15.4 million of unusual charges. These charges included $3.9 million primarily consisting of inventory, equipment and contract adjustments in connection with an acquisition; restructuring charges of $3.8 million resulting from closing the Company's Newark, Delaware manufacturing facility and the discontinuing of certain product lines; a $4.7 million write-off of certain assets principally relating to domestic and overseas projects and costs of $2.8 million incurred as a result of a strike by the field service employees of the Company's pari-mutuel operations in North America. In addition, the Company recorded an extraordinary item consisting of a non-cash write-off of financing fees and expenses of $4.2 million associated with the Company's repayment of its prior senior bank credit facility. The Company has satisfied all cash obligations with respect to the 1994 unusual charges.

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

  On November 1, 1994, the Company acquired 80% of the outstanding capital stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French off-track betting network and other customers, for cash of approximately $281,000, plus acquisition related costs. In addition to the purchase consideration, the Company concurrently advanced the SEPMO holding company approximately $2 million for purposes of repaying certain convertible debt and purchasing the minority holdings

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(3) ACQUISITIONS--(CONTINUED)

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

 1994

  On July 20, 1994, Marvin H. Sugarman Productions, Inc. ("MHSP") and Racing Technology, Inc. ("RTI") were acquired in an exchange of 500,000 shares of the Company's Class A Common Stock for all of the outstanding shares of MHSP and RTI. The transaction was accounted for as a pooling of interests.

(4) INVENTORIES

  Inventories consist of the following:

                                                                   OCTOBER 31,
                                                                 ---------------
                                                                  1996    1995
                                                                 ------- -------
                                                                 (IN THOUSANDS)
   Parts........................................................ $ 3,295   4,667
   Work-in-process..............................................     909   4,724
   Finished goods...............................................   1,028   2,541
   Ticket paper.................................................     548     565
                                                                 ------- -------
                                                                 $ 5,780  12,497
                                                                 ======= =======

  Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(5) PROPERTY AND EQUIPMENT

  Property and equipment, including assets under capital leases, consist of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
                                                                (IN THOUSANDS)
   Machinery, equipment and deferred installation costs....... $156,816 144,628
   Land and buildings.........................................   14,967  20,169
   Transportation equipment...................................      414     656
   Furniture and fixtures.....................................    4,739   4,488
   Leasehold improvements.....................................    4,621   4,972
   Construction in progress...................................    4,692  11,092
                                                               -------- -------
                                                               $186,249 186,005
                                                               ======== =======

  Depreciation expense for the years ended October 31, 1996, 1995, and 1994 amounted to $23,632,000, $19,208,000 and $14,256,000, respectively.

  For financial reporting purposes, at October 31, 1996 and 1995, costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment.

  Under wagering systems contracts, the Company retains ownership of all equipment located at wagering facilities.

(6) OTHER ASSETS AND INVESTMENTS

  Other assets and investments (net) consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1996    1995
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Software systems development costs............................ $12,132 15,872
   Deferred financing costs......................................   2,056  1,943
   Deferred transponder costs....................................   2,531  3,656
   Other intangible assets.......................................     921  2,143
   Other assets..................................................   4,733  6,556
                                                                  ------- ------
                                                                  $22,373 30,170
                                                                  ======= ======

  In 1996 and 1995, the Company capitalized $1,741,000 and $7,355,000, respectively, of costs associated with development of its lottery software, principally its UNIBET software developed for the international market, as well as $460,000 and $2,380,000, respectively, of costs related primarily to video gaming and pari-mutuel terminal applications. In 1995, the Company wrote-off $6,378,000 of capitalized costs relating primarily to lottery software and wagering terminal applications development. This write-off is included in the Company's third quarter 1995 restructuring costs. In 1994, the Company capitalized $6,012,000 of costs primarily related to lottery and video lottery systems. Capitalized costs are amortized on a straight-line basis over a period of five years. Amortization of capitalized software systems development costs was $5,417,000, $4,274,000, and $2,245,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

  Deferred financing costs relate to those costs associated with the procurement of long term financing by the Company. Such costs are amortized over the life of the financing agreements. In 1996, the Company expensed

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(6) OTHER ASSETS AND INVESTMENTS--(CONTINUED)

$650,000 of costs incurred in connection with its unsuccessful bond financing. In 1995, the Company capitalized $405,000 incurred in connection with its 1995 financing programs and expensed $321,000 of fees incurred during the year which had no future benefit. In 1994, the Company wrote off $4.2 million of deferred financing fees and expenses associated with the Company's repayment of its prior senior credit facility with Heller Financial Group, Inc. Amortization expense was $1,654,000, $785,000 and $534,000 for the years ended October 31, 1996, 1995 and 1994, respectively.

  Deferred transponder costs arose in connection with the acquisition of IDB and are being amortized over a four year period. Amortization expense in 1996 and 1995 amounted to $1,125,000 and $844,000, respectively.

(7) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1996    1995
                                                               -------- -------
                                                                (IN THOUSANDS)
   Revolver, due February 13, 1998, interest payable as
    defined, (8.28% at October 31, 1996), secured by the
    assets of the Company....................................  $ 71,890 129,280
   A and B Term Loans, due in quarterly installments through
    February 13, 1998, interest payable as defined, (8.28% at
    October 31, 1996), secured by the assets of the Company..    52,000     --
   5.5% subordinated debentures due August, 2001, convertible into Class A Common Stock at $20.00 per share, interest
    due semi-annually........................................    40,000  40,000
   Capital lease obligations, due in monthly installments
    through January 2000, interest rates ranging from 7.93%
    to 11.0%.................................................     1,516   1,985
   Term Loan due in April 2003,interest payable at 8%........     1,250     --
   Mortgage loan due in monthly installments through April
    2003, interest payable at 8%.............................       890   1,033
   European bank credit facility, reducing at $100,000 per
    year, interest at 5.0%, secured by assets of the
    Company..................................................       317     359
   European bank credit facility, reducing $63,000 in fiscal
    1997 and $100,000 per year thereafter, interest at 8%,
    secured by assets of the Company.........................       283     --
   Term loan due in monthly installments of $39,000, interest
    payable at approximately 8% secured by the equipment.....       787     731
   Irish Development Authority grant, due upon shut-down of
    plant....................................................        30     531
   Various term loans due in installments through March 1999
    at interest rates ranging from 7.33% to 13.75%...........       --    1,056
   Mortgage loan transferred to buyer upon sale of sports
    wagering business unit...................................       --    2,093
   Commercial Development Revenue Bond, interest payable at
    approximately 8.75%, secured by buildings and
    improvements.............................................       --      126
   Note payable--Video equipment vendor, payable in monthly
    installments through September 1999, interest payable at
    11%......................................................        61      70
                                                               -------- -------
     Total long-term debt....................................   169,024 177,264
     Less current installments...............................     9,234  10,772
                                                               -------- -------
     Long-term debt, excluding current installments..........  $159,790 166,492
                                                               ======== =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT--(CONTINUED)

  The Company's senior bank credit facility is governed by the Amended and Restated Credit Agreement dated January 26, 1996 (the "Senior Facility") for which Bankers Trust is agent. The Senior Facility provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit. In connection with the January 1996 amendment of the Senior Facility, the Company issued to the Banks warrants to purchase 525,000 shares of Class A Common Stock, subject to adjustments, at an exercise price of $1.25 per share (the "1996 Lender Warrants") having an estimated fair value of approximately $1.0 million (see
Note 13). On January 29, 1997, the Company amended the Senior Facility (the "Amendment") to revise the maturity and amortization of the A and B Term Loans, the maturity of the Revolver, the borrowing rate, certain financial covenants and to revise how proceeds from asset sales reduce scheduled principal payments. The maturity of the Revolver and A Term Loan was changed to February 13, 1998 and scheduled quarterly principal payments on the A Term Loan were reduced to $7.0 million in fiscal 1997, with the balance of $44.0 million due in fiscal 1998. The maturity of the B Term Loan was extended to April 30, 1997 with the remaining balance of $1.0 million due in equal installments of $0.5 million in January 1997 and April 1997. In connection with the Amendment, the Company paid a fee of $250,000, agreed to pay fees of up to $3.1 million at maturity if certain additional principal repayments are not made prior to maturity of the Revolver, and to reduce the exercise price of the 1995 and 1996 Lender Warrants from $2.98 and $1.25 per share, respectively, to $.01 per share if the Senior Facility is not repaid in full by December 1, 1997.

  Effective with the Amendment, borrowings under the Senior Facility bear interest at the Prime lending rate plus a margin ranging from 0.75% to 2.00% depending on the timing and amount of additional principal repayments made in fiscal 1997 in excess of scheduled principal repayments. The Senior Facility permits voluntary prepayments, and requires mandatory repayments upon the occurrence of certain events and in certain amounts, including certain proceeds from assets sales, equity sales and debt raised; and 75% of annual "Excess Cashflow," as defined. A commitment fee of 0.5% per year is payable on the unused amount under the Revolver. A letter of credit fee equal to 2.75% plus a facing fee of 1/8 of 1% per year is payable on each letter of credit issued.

  The Senior Facility contains various financial and other covenants, including restrictions on the Company's acquisitions, indebtedness, investments and capital expenditures, and covenants that prohibit the payment of cash dividends on the Company's stock and distributions to stockholders. In addition to customary events of default, a change of control of the Company (as defined) constitutes an event of default under the Senior Facility. The Senior Facility is guaranteed by the Company and its subsidiaries and is secured by substantially all of the assets of the Company and its subsidiaries.

  During 1996, the Company amended the Senior Facility to permit the settlement of the shareholder litigation and payment of the Company's $1.0 million obligation in connection therewith, adjusted certain financial covenants, deferred an aggregate of $1.0 million of A Term Loan and B Term Loan payments from April 1996 until July 1996, and the sale of the Company's sports wagering business in October 1996 and application of the net sales proceeds against the A and B Term Loans.

  Amounts outstanding in 1995 were governed by a credit facility with the same banks which provided the Company with a five year revolving credit facility in the amount of $125 million to $135 million. The Company was in violation of certain covenants under this Senior Facility at various times throughout fiscal 1994 and 1995. The Company obtained a number of amendments, waivers and consents during this period to remedy these covenant violations in exchange for specified fees paid in cash of $1.4 million, through the issuance of warrants in September 1995 to purchase 385,000 shares of Class A Common Stock at an exercise price of $3.00 per share

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(7) LONG-TERM DEBT--(CONTINUED)

(the "1995 Lender Warrants"), and by deferring cash payments due Debenture holders from August 1995 until February 1996 (the "1995 Letter Agreement"). The Company was also required to raise cash in fiscal 1995 through the sale of assets ($1.2 million) and the issuance of additional equity ($4.42 million, net, from the sale of 1.56 million shares of Class A Common Stock in accordance with the provisions of a Regulation S offering of securities).

  The Company has outstanding $40,000,000 principal amount of 5.5% convertible subordinated debentures due 2001 (the Debentures) in a private placement. The Debentures are convertible into 2,000,000 shares of Class A Common Stock at a conversion price of $20.00 per share. $17,500,000 of the proceeds were used to complete the Tele Control Group acquisition, $10,000,000 of the proceeds were applied to borrowings under the Senior Facility and the remainder was used for capital expenditures and other corporate purposes.

  On November 6, 1995, the Company entered into a Letter Agreement (the "1995 Letter Agreement") with holders of its 5.5% Convertible Subordinated Debentures whereby the holders agreed to accept unregistered shares of the Company's Class A Common Stock in lieu of cash for the August 1995 and February 1996 interest payments in the amount of $1,100,000 each. The 1995 Letter Agreement provides demand and piggy-back registration rights to the Debenture holders with respect to the unregistered shares. In November 1995 and March 1996, the Company issued 422,500 and 513,869 shares of Class A Common Stock in payment of the interest due August 1995 and February 1996, respectively.

  As of October 31, 1996, the Company had approximately $19,000 available for borrowing under its Revolver, with $3,091,000 in outstanding letters of credit and $123,890,000 in outstanding borrowings.

  The aggregate maturities of long-term debt for the next five fiscal years and thereafter are as follows: 1997, $9,234,000; 1998, $118,303,000; 1999,
$804,000; 2000, $288,000; 2001, $40,148,000; and thereafter, $247,000.

(8) LEASES

  At October 31, 1996, the Company was obligated under operating leases covering office equipment, office space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 1996 are as follows:
1997, $9,957,000; 1998, $9,941,000; 1999, $5,474,000; 2000, $2,011,000; 2001,
$1,013,000; and thereafter $3,527,000. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $10,183,000, $7,715,000, and $3,211,000 in the years ended October 31, 1996, 1995 and 1994, respectively.

  The Company entered into capital lease obligations of $1,023,000, and $587,000 during the years ended October 31, 1995 and 1994, respectively. There were no new capital leases in fiscal 1996.

(9) INCOME TAX EXPENSE (BENEFIT)

  The consolidated loss before income tax expense (benefit) and extraordinary item, by domestic and foreign source, is as follows:

                                                    YEAR ENDED OCTOBER 31,
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
                                                        (IN THOUSANDS)
   Domestic....................................... $(28,714) (45,966) (26,090)
   Foreign........................................   (3,038)  (1,250)   6,700
                                                   --------  -------  -------
   Consolidated loss before income tax expense
    (benefit) and extraordinary item.............. $(31,752) (47,216) (19,390)
                                                   ========  =======  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(9) INCOME TAX EXPENSE (BENEFIT)--(CONTINUED)

  Income tax expense (benefit) consists of:

                                                        CURRENT  DEFERRED TOTAL
                                                        -------  -------- ------
                                                            (IN THOUSANDS)
   1996--Foreign....................................... $  575     1,868   2,443
                                                        ======    ======  ======
   1995--Foreign....................................... $1,819       854   2,673
                                                        ======    ======  ======
   1994--Federal....................................... $ (579)   (5,670) (6,249)
   1994--Foreign.......................................    106     4,681   4,787
                                                        ------    ------  ------
                                                        $ (473)     (989) (1,462)
                                                        ======    ======  ======

  Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

                                                               OCTOBER 31,
                                                             -----------------
                                                               1996     1995
                                                             --------  -------
                                                              (IN THOUSANDS)
   CURRENT DEFERRED TAX LIABILITY (ASSET)
     Accrued restructuring costs...........................  $    --    (1,948)
     Accrued litigation costs..............................    (2,690)     --
     Accrued vacation......................................      (666)    (685)
     Inventory reserve.....................................      (670)    (571)
     Other accrued liabilities.............................    (1,240)  (1,347)
     Reserve for doubtful accounts.........................      (420)    (417)
                                                             --------  -------
       Current deferred tax asset..........................    (5,686)  (4,968)
     Accrued foreign contract reserve......................     2,833    5,116
                                                             --------  -------
       Current deferred tax liability (asset), net.........    (2,853)     148
                                                             --------  -------
   NONCURRENT DEFERRED TAX LIABILITY (ASSET)
     Intangible assets difference in amortization periods..       881      776
     Property and equipment due to differences in financial
      reporting and tax depreciation methods...............     7,705    8,330
     Other, net............................................     1,351      226
     Interest charge, Domestic International Sales Corp....     4,716    4,495
                                                             --------  -------
       Noncurrent deferred tax liability, net..............    14,653   13,827
                                                             --------  -------
     Net operating loss carryforward.......................   (41,498) (31,448)
     Foreign tax credit carryforward.......................      (474)    (759)
     Alternative minimum tax credits.......................      (184)    (184)
     Research and experimentation credits..................      (150)    (150)
                                                             --------  -------
       Noncurrent deferred tax asset.......................   (42,306) (32,541)
     Valuation allowance...................................    38,181   24,373
                                                             --------  -------
       Noncurrent deferred tax asset, net..................    (4,125)  (8,168)
                                                             --------  -------
       Noncurrent deferred tax liability...................    10,528    5,659
                                                             --------  -------
       Net deferred tax liability on balance sheet.........  $  7,675    5,807
                                                             ========  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(9) INCOME TAX EXPENSE (BENEFIT)--(CONTINUED)

  The aggregate deferred tax assets before valuation allowance at October 31, 1996, and 1995 were $47,992,000 and $37,509,000, respectively. The aggregate deferred tax liabilities at October 31, 1996 and 1995 were $17,486,000 and $18,943,000, respectively.

  The actual tax expense (benefit) differs from the "expected" tax benefit (computed by applying the U.S. Federal corporate rate of 34% to loss before income taxes (benefit) and extraordinary item) as follows:

                                                          OCTOBER 31,
                                                    -------------------------
                                                      1996     1995     1994
                                                    --------  -------  ------
                                                        (IN THOUSANDS)
   Computed "expected" tax benefit................. $(10,796) (16,053) (6,593)
   Increase (reduction) in income taxes resulting
    from:
     Additional provision for foreign source
      income.......................................      --       --    1,754
     Unused net operating loss.....................    9,661   15,450     --
     Valuation allowance for deferred tax assets...      --       --      384
     Foreign tax differential......................    3,276    3,098   2,654
     Other, net....................................      302      178     339
                                                    --------  -------  ------
                                                    $  2,443    2,673  (1,462)
                                                    ========  =======  ======

  As a result of the 1994 loss and the allocation of income tax benefit to continuing operations, no deferred tax benefit remained to be allocated to the extraordinary loss or additional capital.

  The Company has regular tax net operating loss carryforwards of approximately $1,794,000 that expire in 2005, $1,222,000 that expire in 2006, $954,000 that expire in 2008, $29,910,000 that expire in 2009, $45,440,000 that expire in 2010 and $23,885,000 that expire in 2011.

  The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $184,000, regular foreign tax credits of approximately $474,000 and research and experimentation credit carryforwards of approximately $150,000. Regular foreign tax credits of $195,000 expire in 1997, and the balance of $279,000 expire in 1998. The research and experimentation credits expire from 1997 to 2003.

  The valuation allowance for deferred tax assets in the amount of $5,894,000 was established in 1994. The net changes in the valuation allowance for the years ended October 31, 1996 and 1995 were an increase of $13,808,000 and $18,479,000, respectively.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Because of tax losses in recent years, no deferred tax assets have been recorded.

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1996 will be allocated as follows (in thousands):

   Income tax benefit that would be reported in the consolidated statements of operations......................................... $35,331
   Additional capital (benefit from exercise of stock options).......   2,850
                                                                      -------
                                                                      $38,181
                                                                      =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(10) PENSION PLANS

  The Company has a defined benefit plan for union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company's policy is to fund the minimum contribution permissible by the Internal Revenue Service.

  The following are the components of pension expense related to the defined benefit plan:

                                                               1996  1995  1994
                                                               ----  ----  ----
                                                               (IN THOUSANDS)
   Service cost............................................... $ 62   63    78
   Interest cost on projected benefit obligation..............   89   82    81
   Actual return on plan assets...............................  (19) (87)  (32)
   Net amortization and deferral..............................  (66)  16   (38)
                                                               ----  ---   ---
                                                               $ 66   74    89
                                                               ====  ===   ===

  The assets and obligations of the defined benefit plan at October 31, 1996 and 1995 are as follows:

                                                               1996     1995
                                                              -------  -------
                                                              (IN THOUSANDS)
   Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits
    of $1,170,000 and $1,112,000 at October 31, 1996 and
    1995, respectively....................................... $ 1,349   1,255
                                                              -------  ------
   Projected benefit obligation for services rendered to
    date.....................................................   1,349   1,272
   Plan assets at fair value (invested in insurance company
    general accounts guaranteed as to principal).............   1,230   1,043
                                                              -------  ------
   Projected benefit obligation in excess of plan assets.....     119     229
                                                              -------  ------
   Funded status.............................................    (119)   (229)
   Unrecognized net obligation...............................      52      57
   Unrecognized prior service cost...........................      80      88
   Unrecognized net loss.....................................     273     209
                                                              -------  ------
   Prepaid pension cost...................................... $   286     125
                                                              =======  ======

  The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

  The accumulated and projected benefit obligation for 1996 and 1995 were calculated using the unit credit method and reflect the following assumptions: discount rate of 7.25% in 1996 and 1995, with a 9% long-term rate of return on assets.

  In connection with its collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $204,000, $187,000, and $313,000 during the years ended October 31, 1996, 1995 and 1994, respectively.

  The Company has a 401(K) plan covering all employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1996, 1995 and 1994 amounted to approximately $814,000, $839,000, and $756,000, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(11) MANAGEMENT INCENTIVE COMPENSATION

  The Company has an inactive management incentive compensation plan which is included in the accompanying financial statements net of future tax benefits. The obligations of the plan will be satisfied, upon favorable termination of employment, through the issuance of 53,250 shares of Class A Common Stock at a stated value of $3.33 per share.

  The Company also makes cash awards to key management personnel based on contractual commitments, overall profitability of the Company, as well as individual performance. Management incentive compensation expense amounted to $439,000, $1,157,000, and $884,000 in 1996, 1995 and 1994, respectively.

(12) SERVICE CONTRACT ARRANGEMENTS

  Service contracts for wagering systems in North America generally cover a five-year period and provide for substantial related services such as software, maintenance personnel, computer operators, and certain operating supplies. They also provide for certain warranties covering operation of the equipment, machines, display equipment, and central computing equipment. The breach of such warranties could result in significant liquidated damages. The equipment is placed at customer facilities under contracts generally providing for revenue based on the greater of a percentage of total amounts wagered or a specified minimum. The Company also has service contracts based on a percentage of total amounts wagered with no specified minimum.

  Minimum annual payments expected to be received under service contracts in effect as of October 31, 1996 with specified minimums are as follows: 1997, $14,593,000; 1998, $12,528,000; 1999, $9,933,000; 2000, $7,694,000; 2001,
$4,558,000; and thereafter $3,675,000

(13) CAPITAL STOCK

  The Company has two classes of common stock consisting of Class A Common Stock and Class B Non-voting Common Stock (Class B Common Stock). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

  During 1996, the Company issued 17,460 shares of Class A Common Stock in settlement of a PARS obligation (see Note 14). During 1995, the Company issued 12,000 and 15,000 shares of unregistered Class A Common Stock in exchange for early termination of a services contract and in payment for services provided to the Company related to MHSPI, respectively.

  In October 1995, the Company completed a private placement of its Class A Common Stock which raised net proceeds of $4,420,089 through the sale of 1,562,849 shares in accordance with the provisions of Regulation S. These shares have not been registered under the Securities Act of 1933 and may not be offered for sale or sold in the United States absent registration or an applicable exemption from registration requirements. The Company used the net proceeds, after deducting expenses of the offering, to repay a portion of the revolving loans outstanding under its Bank Credit Facility.

  In November 1995, the Company entered into an Agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100,000 each. Accordingly, the Company issued 422,500 shares in November 1995 and 513,869 shares in March 1996 (see Note 7).

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(13) CAPITAL STOCK--(CONTINUED)

 Warrants

  At October 31, 1996, the Company had the following warrants outstanding, including adjustments made in accordance with certain anti-dilution provisions:

                                            NUMBER   EXERCISE
                                           OF SHARES  PRICE      EXPIRATION
                                           --------- -------- ----------------
   Warrants to purchase Class A Common
    Stock:
     1991 Warrants........................ 2,307,400  $1.64   October 31, 1999
     1995 Warrants........................   387,317  $2.98   April 30, 2000
     1996 Warrants........................   525,000  $1.25   April 20, 1998
                                           ---------
       Total Class A Common Stock
        Warrants.......................... 3,219,717
                                           =========
   Warrants to purchase Class B Common
    Stock.................................   146,793  $3.83   October 30, 2003
                                           =========

  In connection with the January 29, 1997 amendment of the Senior Facility, the Company agreed to reduce the exercise price of the 1995 and 1996 Lender Warrants from $2.98 and $1.25 per share, respectively, to $.01 per share if the Senior Facility is not repaid in full by December 1, 1997 (see Note 7).

(14) STOCK OPTIONS

  The Company has three stock option plans under which shares of Class A Common Stock have been authorized and are reserved for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan")-- 1,350,000 shares; the 1992 Equity Incentive Plan (the "1992 Plan")--3,000,000 shares; and the 1995 Equity Incentive Plan (the "1995 Plan")--2,000,000 shares.

  In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries, or, in certain circumstances, on an accelerated basis based on the Company's stock being traded at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976,500 shares were exchanged for 503,610 PARS. Additionally, a total of 50,000 and 110,000 deferred shares with a three year vesting schedule were issued to certain non-employee directors under the 1992 Plan ("Deferred Stock") in fiscal 1996 and 1995, respectively. In accordance with the award of PARS and Deferred Stock, the Company has recorded compensation expense of $346,000 and $166,000 in 1996 and 1995, respectively. Additional compensation expense totaling $1,851,000 will be charged to expense through 2005.

  Options granted under the Company's equity incentive plans are exercisable at the fair market value of the stock at the date of grant. From time to time, the Company grants additional stock options to individuals outside of the 1992 and 1995 Plans in recognition of contributions made to the Company.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(14) STOCK OPTIONS--(CONTINUED)

  Information with respect to the Company's stock options are as follows:

                                                          NUMBER
   STOCK OPTIONS                                         OF SHARES  PRICE RANGE
   -------------                                         --------- -------------
   Outstanding at October 31, 1993...................... 3,750,205
     Granted............................................   891,400 $15.75-$22.00
     Canceled...........................................     3,800 $15.75
     Exercised..........................................   428,503 $1.59-$13.50
                                                         ---------
   Outstanding at October 31, 1994...................... 4,209,302
     Granted............................................   634,000 $3.19-$15.00
     Canceled...........................................   156,100 $4.84-$26.25
     Exchanged.......................................... 1,887,200 $4.84-$26.25
     Exercised..........................................   168,999 $1.59-$ 4.84
                                                         ---------
   Outstanding at October 31, 1995...................... 2,631,003
     Granted............................................ 2,319,500 $1.19-$ 3.50
     Canceled........................................... 1,143,365 $2.88-$21.00
     Exchanged..........................................    89,300 $6.00-$17.25
                                                         ---------
   Outstanding at October 31, 1996...................... 3,717,838
                                                         =========

  At October 31, 1996, 1,949,903 options to acquire shares of Class A Common Stock were exercisable. Outstanding options expire prior to October 21, 2006, and are exercisable at prices ranging from $1.19 to $17.00 per share.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally accounts receivable, accounts payable, and accrued liabilities, except for its long-term debt, and subordinated debentures, approximates their recorded values.

  With respect to the Company's senior bank credit facility, the Company is unable to determine the fair value of this instrument. Similarly, the Company is unable to obtain an independent appraisal of the fair market value of its subordinated debentures.

(16) LITIGATION

  In addition to routine legal proceedings incidental to the conduct of its business, the Company and certain of its officers and directors were named as defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995. The parties entered into a definitive Stipulation and Agreement of Settlement dated July 19, 1996 (the "Settlement Agreement") related to these claims.

  The Settlement Agreement was finalized on December 24, 1996, at which time the Company paid $7.5 million in cash plus 2,963,590 shares of Class A Common Stock which had an aggregate value of $3.5 million based on the average price of the Company's Class A Common Stock for 10 trading days preceding the final hearing in the District Court. Insurance companies providing directors and officers insurance contributed approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation).

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(16) LITIGATION--(CONTINUED)

  The Company accrued a charge of $6.8 million against earnings for the quarter ended January 31, 1996 to reflect the then expected settlement and anticipated legal fees. There will be no further charges against earnings as a result of the Settlement Agreement.

(17) EXPORT SALES AND MAJOR CUSTOMERS

  Sales to foreign customers amounted to $11,119,000, $9,860,000, and $6,073,000 in 1996, 1995 and 1994, respectively. A single customer represented $27,290,000 of fiscal 1994 revenues.

(18) ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1996    1995
                                                                  ------- ------
                                                                  (IN THOUSANDS)
   Compensation and benefits..................................... $ 6,600  7,944
   Taxes, other than income......................................   1,367  1,295
   Customer advances on sales contracts..........................     306    743
   Warranty reserves.............................................     454  1,320
   Interest......................................................     647  2,069
   Restructuring costs...........................................     --   2,510
   Other.........................................................  10,683  7,902
                                                                  ------- ------
                                                                  $20,057 23,783
                                                                  ======= ======

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data for the years ended October 31, 1996 and 1995 is as follows:

                                        YEAR ENDED OCTOBER 31, 1996
                                ----------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ----------  ----------  ----------  ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Total operating revenues.... $   43,306     45,741       41,828     45,360
   Gross profit................     15,761     16,075       15,941     16,852
   Net loss....................    (13,801)    (5,894)      (7,804)    (6,696)
   Loss per common share....... $    (0.45)     (0.19)       (0.25)     (0.20)
                                ==========  =========   ==========  =========
   Weighted average shares
    outstanding................     30,905     31,373       31,459     31,474
                                ==========  =========   ==========  =========
                                        YEAR ENDED OCTOBER 31, 1995
                                ----------------------------------------------
                                  FIRST       SECOND      THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ----------  ----------  ----------  ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Total operating revenues.... $   31,117     37,132       38,722     46,213
   Gross profit................     12,874     14,960       13,770     17,350
   Net loss....................     (5,931)    (8,958)     (29,246)    (5,754)
   Loss per common share....... $    (0.21)     (0.31)       (1.01)     (0.20)
                                ==========  =========   ==========  =========
   Weighted average shares
    outstanding................     28,810     28,913       28,928     29,201
                                ==========  =========   ==========  =========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(20) BUSINESS AND GEOGRAPHIC SEGMENTS

  The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1996, 1995 and 1994. Corporate expenses are allocated among industry and geographic segments.

                                                    YEAR ENDED OCTOBER 31,
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
                                                        (IN THOUSANDS)
   BUSINESS SEGMENTS
   Service revenue and product sales
     Pari-mutuel/sports betting................... $128,439  127,336   92,888
     Lottery operations...........................   47,796   25,848   56,162
                                                   --------  -------  -------
                                                   $176,235  153,184  149,050
                                                   ========  =======  =======
   Operating income (loss)
     Pari-mutuel/sports betting................... $(10,293) (19,412) (18,887)
     Lottery operations...........................    1,865  (11,878)   4,953
                                                   --------  -------  -------
                                                   $ (8,428) (31,290) (13,934)
                                                   ========  =======  =======
   Depreciation and amortization
     Pari-mutuel/sports betting................... $ 31,068   26,861   18,351
     Lottery operations...........................    9,785    8,602    7,067
                                                   --------  -------  -------
                                                   $ 40,853   35,463   25,418
                                                   ========  =======  =======
   Assets
     Pari-mutuel/sports betting................... $152,868  188,220  195,559
     Lottery operations...........................   43,925   52,801   46,038
                                                   --------  -------  -------
                                                   $196,793  241,021  241,597
                                                   ========  =======  =======
   Capital expenditures and expenditures for
    equipment under wagering systems contracts
     Pari-mutuel/sports betting................... $  8,135   14,723   57,954
     Lottery operations...........................    1,106    3,417    1,511
                                                   --------  -------  -------
                                                   $  9,241   18,140   59,465
                                                   ========  =======  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

(20) BUSINESS AND GEOGRAPHIC SEGMENTS--(CONTINUED)

                                                    YEAR ENDED OCTOBER 31,
                                                   --------------------------
                                                     1996     1995     1994
                                                   --------  -------  -------
                                                        (IN THOUSANDS)
   GEOGRAPHIC SEGMENTS
   Service revenue and product sales
     North America................................ $120,589  114,943   91,915
     Europe.......................................   49,656   34,227   50,350
     Asia.........................................    5,990    4,014    6,785
                                                   --------  -------  -------
                                                   $176,235  153,184  149,050
                                                   ========  =======  =======
   Operating income (loss)
     North America................................ $ (6,373) (25,960) (20,515)
     Europe.......................................   (1,573)  (4,500)   4,389
     Asia.........................................     (482)    (830)   2,192
                                                   --------  -------  -------
                                                   $ (8,428) (31,290) (13,934)
                                                   ========  =======  =======
   Depreciation and amortization
     North America................................ $ 32,195   27,296   19,653
     Europe.......................................    8,658    8,167    5,715
     Asia.........................................      --       --        50
                                                   --------  -------  -------
                                                   $ 40,853   35,463   25,418
                                                   ========  =======  =======
   Assets
     North America................................ $146,929  180,637  196,232
     Europe.......................................   49,864   60,384   45,365
     Asia.........................................      --       --       --
                                                   --------  -------  -------
                                                   $196,793  241,021  241,597
                                                   ========  =======  =======
   Capital expenditures and expenditures for
    equipment under wagering systems contracts
     North America................................ $  8,518   15,798   57,460
     Europe.......................................      723    2,342    2,005
     Asia.........................................      --       --       --
                                                   --------  -------  -------
                                                   $  9,241   18,140   59,465
                                                   ========  =======  =======

(21) EUROPEAN LOTTERY BUSINESS

  On January 14, 1997, the Company signed a letter of intent to sell its European lottery business for a price estimated to be between $25 million and $30 million, determined pursuant to a formula. Consummation of the proposed sale is subject to execution of a definitive purchase agreement and related documents and to satisfaction of certain customary conditions, including certain third party consents. This sale will not affect the Company's domestic lottery activity nor its other international lottery customers not served by the European lottery business. If consummated as presently contemplated, the Company expects to recover the carrying value of the business.

                                                                     SCHEDULE II

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED OCTOBER 31, 1996
                                 (IN THOUSANDS)

                                          ADDITIONS
                                    ----------------------
                         BALANCE AT CHARGED TO   CHARGED                 BALANCE AT
                         BEGINNING  COSTS AND   TO OTHER                   END OF
                         OF PERIOD   EXPENSES  ACCOUNTS(1) DEDUCTIONS(2)   PERIOD
                         ---------- ---------- ----------- ------------- ----------
YEAR ENDED OCTOBER 31,
 1994
Allowance for doubtful
 accounts...............   $  974       625        --          1,101         498
YEAR ENDED OCTOBER 31,
 1995
Allowance for doubtful
 accounts...............   $  498     1,372        169           360       1,679
YEAR ENDED OCTOBER 31,
 1996
Allowance for doubtful
 accounts...............   $1,679     1,392        --          1,018       2,053

--------
(1) Amounts related to acquired companies
(2) Amounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See "Executive Officers and Directors of the Company" in Part I of this Annual Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under the securities laws of the United States, the Company's directors, its officers, and any persons holding more than ten percent of the Company's Class A Common Stock are required to report certain information including ownership or changes in ownership of the Company's Class A Common Stock to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file these reports by these dates during fiscal year 1996. The following filings were not made on a timely basis in fiscal 1996: On January 22, 1997, Gerald Lawrence filed a Form 5 with respect to stock options he was granted on November 1, 1995, December 14, 1995 and March 22, 1996. On January 22, 1997, DeWayne E. Laird filed a Form 3 in connection with his becoming an officer of the Company. On January 22, 1997, A. Lorne Weil and Martin A. Schloss each filed an amended Form 5 with respect to stock options Mr. Weil received on December 14, 1995 and Mr. Schloss received on November 1, 1995 and December 14, 1995, respectively. On January 24, 1997, Robert C. Becker filed a Form 3 in connection with his becoming an officer of the Company. In making these statements, the Company has primarily relied on copies of the reports that the directors, officers, and 10% holders have filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table shows the compensation paid by the Company for services rendered for fiscal 1994, 1995 and 1996 to the chief executive officer and the four highest paid executive officers of the Company who received more than $100,000 in salary and bonuses during fiscal 1996 and who served as executive officers during fiscal 1996 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION(1)       LONG TERM COMPENSATION AWARDS
                             -----------------------    --------------------------------------
            (A)               (B)    (C)       (D)         (F)          (G)           (I)
            ---              -------------- --------    ----------   ----------   ------------
                                                        RESTRICTED   SECURITIES
                                                          STOCK      UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION         SALARY   BONUS        AWARD       OPTIONS     COMPENSATION
    AT FISCAL YEAR-END       YEAR    ($)      ($)         ($)(9)        (#)           ($)
---------------------------  -------------- --------    ----------   ----------   ------------
A. Lorne Weil...........      1996  441,400      --          --       273,000        17,200(6)
 Chief Executive Officer      1995  408,800      --      534,001(3)       --         12,700(7)
                              1994  408,800      --          --           --         13,500(8)
William Luke............      1996  168,300      --          --       150,000           --
 Chief Financial Officer
Martin E. Schloss.......      1996  195,700      --          --       100,000         7,500(6)
 Vice President, General      1995  175,000   13,000      70,272(4)       --          7,600(7)
 Counsel and Secretary        1994  135,600  115,000(2)      --        65,000(4)      6,200(8)
Gerald Lawrence.........      1996  219,300      --          --       150,000        11,100(6)
 Vice President               1995  184,600   50,000     137,000(5)   100,000(5)        --

--------
(1) Amounts shown include cash and non-cash compensation earned by the Named Executive Officers.
(2) Consists of fiscal 1994 bonus of $60,000 and special bonus of $55,000 to recognize contributions to the Company's longer-term strategic goals. These bonuses were initially payable in three equal installments in 1995, 1996 and 1997 as long as Mr. Schloss is employed by the Company. However, the Compensation Committee of the Board decided to pay out the second and third installments in 1996.
(3) On May 25, 1995, Mr. Weil exchanged options received in 1993 to purchase 600,000 shares of Class A Common Stock, constituting all of his options having exercise prices in excess of $4.13 per share (the average of the bid and asked trading prices of the Class A Common Stock on May 25, 1995) ("Underwater Options"), for an award under the Company's 1992 Equity Incentive Plan of 129,298 deferred shares of Class A Common Stock ("Deferred Shares") which will be issued in the future subject to vesting provisions relating to a lengthy period of future service with the Company or the achievement of certain performance goals for the Company as measured by the price of Class A Common Stock.
(4) On May 25, 1995, Mr. Schloss exchanged all of his Underwater Options, constituting options to purchase 65,000 shares of Class A Common Stock, for an award of 17,015 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock.
(5) On May 25, 1995, Mr. G. Lawrence exchanged all of his Underwater Options, constituting options to purchase 100,000 shares of Class A Common Stock, for an award of 33,172 Deferred Shares under the Company's 1992 Equity Incentive Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock.
(6) Amounts of All Other Compensation for fiscal 1996 include the following:
  (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $7,500; Mr. G. Lawrence, $7,500.

  (ii)   Life insurance coverage: Mr. Weil $9,700.
  (iii)  Automobile allowance: Mr. G. Lawrence $3,600.
(7) Amounts of All Other Compensation for fiscal 1995 include the following:
  (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $7,500.
  (ii)   Life insurance coverage: Mr. Weil $5,200; Mr. Schloss, $100.
(8) Amounts of All Other Compensation for fiscal 1994 include the following:
  (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $5,800.
  (ii)   Life insurance coverage: Mr. Weil, $6,000; Mr. Schloss, $400.
(9) The number and value of the aggregate restricted stock holdings at October 31, 1996, is as follows:
  (i) Number of shares: Mr. Weil, 129,298; Mr. Schloss, 17,015; Mr. G. Lawrence, 33,172.
  (ii) Value of shares: Mr. Weil, $169,704; Mr. Schloss, $22,332; Mr. G. Lawrence, $43,538.
  (iii) In the event the Company declares a dividend on the Class A Common Stock, the restricted stocks listed above would receive dividend(s).

  The table below sets forth information with respect to stock options granted to the Named Executive Officers for fiscal 1996.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                         POTENTIAL
                                                                     REALIZABLE VALUE
                                                                        AT ASSUMED
                                                                       ANNUAL RATES
                                                                      OF STOCK PRICE
                                                                     APPRECIATION FOR
                                     INDIVIDUAL GRANTS                  OPTION TERM
                         ------------------------------------------ -------------------
          (A)               (B)         (C)       (D)       (E)       (F)       (G)
          ---            ---------- ----------- -------- ---------- -------- ----------
                         NUMBER OF  % OF TOTAL
                         SECURITIES   OPTIONS
                         UNDERLYING GRANTED TO  EXERCISE
                          OPTIONS    EMPLOYEES  OR BASE
                         GRANTED(1)     IN       PRICE   EXPIRATION    5%       10%
          NAME              (#)     FISCAL YEAR  ($/SH)     DATE      ($)       ($)
          ----           ---------- ----------- -------- ---------- -------- ----------
A. Lorne Weil...........  273,000      12.26%   $  3.00  Dec-14-05  $515,065 $1,305,275
William Luke............  150,000       6.73%   $3.0625  Feb-26-06  $288,898 $  732,125
Martin E. Schloss.......   50,000       2.24%   $2.8750  Nov-01-05  $ 90,404 $  229,100
Martin E. Schloss.......   50,000       2.24%   $  3.00  Dec-14-05  $ 94,334 $  239,061
Gerald Lawrence.........   75,000       3.37%   $2.8750  Nov-01-05  $135,605 $  343,651
Gerald Lawrence.........   50,000       2.24%   $  3.00  Dec-14-05  $ 94,334 $  239,061
Gerald Lawrence.........   25,000       1.12%   $3.3750  Mar-22-06  $ 53,063 $  134,472

--------
(1) All options were granted under the Company's 1992 Equity Incentive Plan. Options become exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant. The options may, subject to certain requirements, be exercised through the delivery of cash and/or Class A Common Stock. The options permit the optionee to request that the Company withhold shares sufficient to satisfy withholding tax requirements. The options are not transferable otherwise than by will or the laws of descent and distribution, in which case, and in the case of disability, they are exercisable for the following 12 months or the term of the option, whichever is shorter, for the full number of shares the optionee was entitled to purchase at the time of his death or disability. In the event of a termination of employment by the Company other than for cause or death or disability, an optionee has the right to exercise his option at any time within the three months following such termination or the term of the option, whichever is shorter, for the full number of shares he was entitled to purchase at the time of termination. In the event of termination for cause, the options shall be terminated.

  The table below sets forth information for the Named Executive Officers with respect to fiscal 1996 year-end option values.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUE

        (A)              (B)         (C)            (D)              (E)
        ---          ----------- ----------- ----------------- ----------------
                                                 NUMBER OF
                                                SECURITIES         VALUE OF
                                                UNDERLYING       UNEXERCISED
                                                UNEXERCISED      IN-THE-MONEY
                       SHARES                   OPTIONS AT        OPTIONS AT
                      ACQUIRED               OCT. 31, 1996(#)  OCT. 31, 1996($)
                         ON         VALUE      EXERCISABLE/      EXERCISABLE/
        NAME         EXERCISE(#) REALIZED($)   UNEXERCISABLE    UNEXERCISABLE
        ----         ----------- ----------- ----------------- ----------------
A. Lorne Weil.......       0           0     1,193,250/204,750       $0/0
William Luke........       0           0             0/150,000        0/0
Martin E. Schloss...       0           0         65,000/75,000        0/0
Gerald Lawrence.....       0           0        31,250/118,750        0/0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During fiscal 1996 the Compensation Committee of the Board consisted of Marshall Bartlett, Larry J. Lawrence and Alan J. Zakon.

  The Company has a Senior Facility with Bankers Trust Company, a company of which Alan J. Zakon, a director of the Company, was a managing director from 1989 until April 1995.

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

  On February 22, 1996, the Company and Mr. William Luke entered into an employment agreement (the "Luke Employment Agreement") to employ Mr. Luke as Vice President and Chief Financial Officer. The Luke Employment Agreement provides for a base salary of $250,000 and a performance bonus of up to 45% of the base salary. In connection with the Luke Employment Agreement, Mr. Luke received a ten-year option to purchase 150,000 shares of Class A Common Stock of the Company at a price of $3.0625 per share, which option is exercisable in three equal installments. In the event that the Company terminates Mr. Luke's employment other than for cause, prior to the first anniversary of his employment, Mr. Luke is entitled to receive his base salary for six months, and thereafter, one year salary, following such termination.

 Directors' Compensation

  Effective as of May 25, 1995, each director who is not an employee of the Company is paid an annual retainer of $20,000, as well as $1,000 plus expenses for each Board meeting attended, $1,000 plus expenses for each committee meeting attended in person and held on a day other than on which a Board meeting is held and $500 plus expenses for each committee meeting attended held on the same day as a Board meeting or by telephone. Members of the Executive Committee do not receive fees for attending meetings thereof. In lieu of the foregoing compensation, Thomas H. Lee Company, of which Mr. Lee is president, receives $5,000 per month for his services as a director.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

  The following table sets forth certain information as of October 31, 1996 as to the security ownership of those persons owning of record or known to the Company to be the beneficial owners of more than five percent of the outstanding Class A Common Stock of the Company, each of the Company's directors and Named Executive Officers and the Company's executive officers and directors as a group. Except as otherwise indicated, the stockholders listed on the table have sole voting and investment power with respect to the shares indicated. Share figures reflect (i) a three-for-two stock split in the form of a stock dividend of one share of Class A Common Stock for every two shares outstanding paid on June 30, 1993 and (ii) a two-for-one stock split in the form of a stock dividend of one share of Class A Common Stock for each share outstanding paid on October 25, 1993.

             NAME AND ADDRESS                 AMOUNT AND NATURE OF         PERCENT OF
            OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1) CLASS A COMMON STOCK(1)
            -------------------              ----------------------- -----------------------
Thomas H. Lee..............................         4,033,737(8)              12.60%
State of Wisconsin Investment Board........         2,810,500(4)               8.93%
 P.O. Box 7842
 Madison, WI 53707
A. Lorne Weil..............................         2,496,392(5)               7.51%
Larry J. Lawrence..........................         2,431,207(7)               7.48%
Oak Tree Management, LLC...................         2,000,000(3)               5.97%
 550 South Hope Street
 Los Angeles, CA 90071
Lawrence, Tyrrell, Ortale & Smith..........         1,886,245(2)               5.81%
 515 Madison Avenue
 New York, New York 10022
Martin E. Schloss..........................            80,000(12)                 *
Alan J. Zakon..............................            63,667(10)                 *
Marshall Bartlett..........................            33,333(6)                  *
Sir Brian Wolfson..........................            61,667(9)                  *
Gerald Lawrence............................            32,250(11)                 *
All Directors and Executive Officers as a
 group
 (9 people)(5)(6)(7)(8)(9)(10)(11)(12)(13)..        9,232,253                 26.31%

--------
 *  Less than 1%.
 (1) For purposes of determining beneficial ownership of the Company's Class A Common Stock, owners of Class A warrants and options exercisable within sixty days are considered to be the beneficial owners of the shares of Class A Common Stock into which such securities are convertible or for which such securities are exercisable. The percentage ownership of the outstanding Class A Common Stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his warrants or options for Class A Common Stock.
 (2) Includes 983,762 warrants exercisable within 60 days owned by Lawrence, Tyrrell, Ortale & Smith.
 (3) Represents shares of Class A Common Stock issuable upon conversion of $40,000,000 of Debentures due 2001 convertible within 60 days owned by Oak Tree Management, LLC.
 (4) Based on a Schedule 13F filed with the Securities and Exchange Commission on September 30, 1996, the State of Wisconsin Investment Board holds 2,810,500 shares of Class A Common Stock.

 (5) Includes shares held in the name of Lorne Weil 1989 Trust of which Mr. Weil is Trustee. Also includes shares of Class A Common Stock warrants to purchase 588,870 shares of Class A Common Stock exercisable within 60 days owned by Mr. Weil, some of which are held in the name of Lorne Weil 1989 Trust, and options to purchase 1,193,250 shares of Class A Common Stock exercisable within 60 days by Mr. Weil. Mr. Weil's address is c/o the Company. See "Management--Employment Agreements." Effective March 25, 1994, Mr. Weil entered into a swap transaction (the "Swap") with BT in respect of 500,000 shares of the Class A Common Stock of the Company held by him (the "Swap Shares"). Mr. Weil continues to hold sole voting power over the Swap Shares which serve as collateral for the Swap transaction; however, Mr. Weil may substitute other collateral for the Swap Shares. Under the Swap arrangement (i) Mr. Weil is obligated to pay BT (a) at the end of each quarter during the five (5) year term of the Swap (the "Term") the amount of any dividends declared during such quarter on the Swap and (b) at the end of the Term, any appreciation during the Term in the price of the Swap Shares above $26.7769 per share, (ii) BT is obligated to pay Mr. Weil (x) at the end of each quarter during the Term, the amount equal to the three (3) month London Interbank Offered Rate less 2.125% of the Calculation Amount (as defined in the Swap documents) of $13,388,500, and (y) at the end of the Term, an amount equal to any depreciation during the Term, in the price of the Swap Shares below $26.7769 per share. Mr. Weil will pay BT an annual fee in consideration of its entering into the Swap. The Swap is for a five (5) year period, but will terminate if Mr. Weil dies or if certain other events occur during such period.
 (6) Represents shares issuable upon exercise of options to purchase 30,000 shares of Class A Common Stock exercisable within 60 days and 3,333 shares of Class A Common Stock issuable within 60 days under the Deferred Stock plan. Mr. Bartlett's address is c/o the Company.
 (7) Includes 902,483 shares and warrants to purchase 983,762 shares of Class A Common Stock exercisable within 60 days held by the partnership of Lawrence, Tyrrell, Ortale & Smith (see footnote 2) and warrants to purchase 42,533 shares of Class A Common Stock exercisable within 60 days owned by Mr. Lawrence. Mr. Lawrence is a general partner of Lawrence Venture Partners, the sole general partner of such partnership. Mr. Lawrence's address is c/o the Company.
 (8) Includes warrants to purchase 552,381 shares of Class A Common Stock exercisable within 60 days and 1,535,100 shares owned by the 1989 Thomas
     H. Lee Nominee Trust and 1,946,256 shares owned by Thomas H. Lee Equity Partners, L.P., which are deemed to be beneficially owned by Mr. Lee. Mr. Lee is a general partner of THL Equity Advisors Limited Partnership, which is general partner of Thomas H. Lee Equity Partners, L.P. Mr. Lee's address is c/o the Company.
 (9) Includes shares issuable upon exercise of options to purchase 45,000 shares of Class A Common Stock within 60 days and 16,667 shares of Class A Common Stock issuable within 60 days under the Deferred Stock plan. Mr. Wolfson's address is c/o the Company.
(10) Includes shares issuable upon exercise of options to purchase 45,000 shares of Class A Common Stock exercisable within 60 days and 16,667 shares of Class A Common Stock issuable within 60 days under the Deferred Stock plan. Mr. Zakon's address is c/o the Company.
(11) Includes options to purchase 31,250 shares of Class A Common Stock exercisable within 60 days owned by Mr. Gerald Lawrence. Mr. Lawrence's address is c/o the Company.
(12) Includes options to purchase 65,000 shares of Class A Common Stock exercisable within 60 days owned by Mr. Schloss. Mr. Schloss' address is c/o the Company.
(13) Includes warrants to purchase 2,167,546 shares of Class A Common Stock, options to purchase 1,409,500 shares of Class A Common Stock exercisable within 60 days and 36,667 shares of Class A Common Stock issuable within 60 days under the Deferred Stock plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company has its Senior Facility with BT, a company of which Alan J. Zakon, a director of the Company, was a managing director from 1989 until April 1995.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. Financial Statements--See Index to Consolidated Financial Statements attached hereto, Page 23.

    2. Financial Statements Schedule--See Index to Consolidated Financial Statements attached hereto, Page 23.

  Exhibits--The following is a list of exhibits:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Certificate of Incorporation of the Company, as amended through June
         29, 1995.(8)
   3.2   Bylaws of the Company.(1)
   4.1   Certificate representing share of Class A Common Stock of the
         Company.(1)
  10.1   1984 Stock Option Plan, as amended.(1)*
  10.2   Form of Option dated March 3, 1992 issued to A. Lorne Weil.(2)*
  10.3   Form of Option dated December 13, 1991 issued to Marshall
         Bartlett.(2)*
  10.4   Employment Agreement dated November 1, 1992, of A. Lorne Weil and
         Autotote Corporation.(2)*
  10.5   Employment Agreement dated July 18, 1994 between the Company and
         Marvin H. Sugarman.(7)*
  10.6   Employment Agreement between Gerald Lawrence and the Company dated
         November 14, 1994.(7)*
  10.7   Stock Purchase Agreement dated July 15, 1994 among the Company, Marvin
         H. Sugarman, Robert Melican, Racing Technology, Inc. and Marvin H.
         Sugarman Productions, Inc.(7)
  10.8   Asset Purchase Agreement dated January 12, 1995 between Autotote
         Communication Services, Inc. and IDB Communications Group Inc.(7)
  10.9   Purchase Agreement dated October 14, 1994 between Autotote
         Corporation, Yves Alexandre, Marie A. Alexandre and Frederic
         Alexandre. (English summary attached to French original.)(7)
  10.10  1992 Equity Incentive Plan, as amended.(9)
  10.11  Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30,
         1993.(5)
  10.12  Stock Purchase Agreement between the Company and General Instrument
         Corporation dated May 18, 1993.(4)
  10.13  Purchase and Sale Agreement between the Company and Sven Eriksson dated May 27, 1993.(4)
  10.14  Agreement among ETAG Electronic Totalisator AG, Gerhard Harwalik,
         Peter Freudenschuss, Peter Tinkl and Manfred Harwalik dated July 27,
         1993.(6)
  10.15  Purchase Agreement among certain purchasers and Autotote Corporation dated August 13, 1993.(6)
  10.16  1995 Equity Incentive Plan.(13)
  10.17  1992 Equity Incentive Plan, as amended and restated.(3)
  10.18  Registration Rights Agreement, dated as of November 6, 1995, between the Registrant and Hartford Stock Fund and Hartford Advisers Fund (the
         "Fund"), dated as of November 6, 1995, between the Registrant and
         Funds.(9)
  10.19  Interest Agreement, dated as of November 6, 1995, between the
         Registrant and the Funds.(9)
  10.20  Letter Agreement, dated January 3, 1995, between the Registrant and
         Martin E. Schloss.(9)*
  10.21  Agreement of Purchase and Sale, dated January 19, 1996, between
         Autotote Systems, Inc. and Fusco Properties, L.P. ("Fusco").(10)
  10.22  Lease Agreement, dated as of January 19, 1996, between Fusco and
         Autotote Systems, Inc.(10)

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
  10.23  Amended and Restated Credit Agreement, dated as of January 26, 1996 among the Registrant, Bankers Trust Company and other lenders.(10)
  10.24  Employment Agreement, dated February 22, 1996, between the Registrant and William Luke.(11)*
  10.25  Promissory Note dated May 13, 1996 between Registrant and A. Lorne
         Weil.(12)
  21     List of Subsidiaries.
  23     Consent of KPMG Peat Marwick LLP.
  28.1   Order and Final Judgment of the United States District Court for the
         District of Delaware dated October 22, 1996, Amendment to Amended
         Stipulation and Agreement of Settlement, dated November 7, 1996, and
         Amended Stipulation and Agreement of Settlement dated July 19, 1996.

--------
 (*) Includes management contracts and compensation plans and arrangements.
 (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20, 1992.
 (2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1992.
 (3) Incorporated by reference to the Company's Registration Statement on Form S-2 (Registration Statement No. 33-57930) which became effective on April 1, 1993.
 (4) Incorporated by reference to the Company's Form 8-K dated June 22, 1993.
 (5) Incorporated by reference to the Company's Form 8-K dated July 1, 1993.
 (6) Incorporated by reference to the Company's Form 8-K dated September 8,
     1993.
 (7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1994.
 (8) Incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 1995.
 (9) Incorporated by reference to the Company's Form 10-K for the fiscal year ended October 31, 1995.
(10) Incorporated by reference to the Company's Form 10-K/A for the fiscal year ended October 31, 1995, dated February 22, 1996.
(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended January 31, 1996.
(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1996.
(13) Incorporated by reference to the Company's Form S-8 (Registration Statement No. 333-05811) which became effective on June 12, 1996.

  (B) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Autotote Corporation
Dated: January 29, 1997


                                          By: /s/ A. Lorne Weil
                                             ----------------------------------
                                                      A. LORNE WEIL
                                                  CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY 29, 1997.

              SIGNATURE                        TITLE                 DATE

          /s/ A. Lorne Weil            Chairman of the        January 29, 1997
-------------------------------------   Board & Chief
            A. LORNE WEIL               Executive Officer,
                                        and Director
                                        (principal
                                        executive officer)

          /s/ William Luke             Vice President and     January 29, 1997
-------------------------------------   Chief Financial
            WILLIAM LUKE                Officer (principal
                                        financial officer)

        /s/ DeWayne E. Laird           Corporate Controller   January 29, 1997
-------------------------------------   (principal
          DEWAYNE E. LAIRD              accounting officer)

        /s/ Sir Brian Wolfson          Director               January 29, 1997
-------------------------------------
          SIR BRIAN WOLFSON

        /s/ Larry J. Lawrence          Director               January 29, 1997
-------------------------------------
          LARRY J. LAWRENCE

          /s/ Thomas H. Lee            Director               January 29, 1997
-------------------------------------
            THOMAS H. LEE

        /s/ Marshall Bartlett          Director               January 29, 1997
-------------------------------------
          MARSHALL BARTLETT

          /s/ Alan J. Zakon            Director               January 29, 1997
-------------------------------------
            ALAN J. ZAKON

                                 EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
    21       List of Subsidiaries
    23       Consent of KPMG Peat Marwick LLP
    28.1     Order and Final Judgment of the United States District
             Court for the District of Delaware dated October 22, 1996,
             Amendment to Amended Stipulation and Agreement of
             Settlement, dated November 7, 1996, and Amended Stipulation and Agreement of Settlement dated July 19, 1996.

BOARD OF DIRECTORS        OFFICERS                 TRANSFER AGENT
A. Lorne Weil             A. Lorne Weil            American Stock Transfer & Trust Company
Chairman and Chief        Chairman of the Board    40 Wall Street
Executive                 and Chief Executive      New York, NY 10005
Officer of                Officer
Autotote
Corporation               William Luke
                          Vice President and
Sir Brian Wolfson         Chief Financial
Vice Chairman of the      Officer
Board
                          Martin E. Schloss
                          Vice President
Alan J. Zakon             General Counsel and      STOCK INFORMATION
Vice Chairman of          Secretary                At the close of business on
the Board                                          January 22, 1997, a total
                          Gerald Lawrence          of 34,437,214 shares of
Larry J. Lawrence         Vice President           Class A Common Stock were
General Partner of        President                outstanding. There were 603
Lawrence, Smith           Autotote Systems         holders of record on
& Horey III, L.P.         Group                    such date.

Marshall Bartlett         DeWayne E. Laird         Autotote Corporation trades
Former Executive Vice     Corporate Controller     on the American Stock
President and COO of                               Exchange under the symbol
Bourns, Inc.              Robert C. Becker         "TTE".
                          Treasurer
                                                   AUDITORS
Thomas H. Lee                                      KPMG Peat Marwick LLP
President of Thomas                                New York, New York
H. Lee Company



                              AUTOTOTE CORPORATION
                        750 LEXINGTON AVENUE, 25TH FLOOR
                            NEW YORK, NEW YORK 10022
                                  212-754-2233


                        [LOGO OF AUTOTOTE APPEARS HERE]