Form 10-Q
period 1997-01-31
AUTOTOTE CORP
filed 1997-03-12
CIK 750004

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

{Mark One}

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: January 31, 1997

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the transition from _____________ to ___ _________

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

                                (212) 754-2233
                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X           No __
                                ---

     As of March 7, 1997, 34,437,214 shares of the registrant's Class A Common Stock, $.01 par value per share, were issued and outstanding.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                        QUARTER ENDED JANUARY 31, 1997

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements:

                 Balance Sheets as of January 31, 1997 and October 31, 1996  3

                 Statements of Operations for the Three Months Ended
                 January 31, 1997 and 1996                                   4

                 Statements of Cash Flows for the Three Months Ended
                 January 31, 1997 and 1996                                   5

                 Notes to Consolidated Financial Statements                  6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7-8

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                               9

   Item 6.   Exhibits and Reports on Form 8K                                 9

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                   (In Thousands, Except Per Share Amounts)


                                                                                           JANUARY 31,       OCTOBER 31,
                                                                                              1997              1996
                                                                                          -------------     -------------
                                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents............................................................ $     5,152              5,988
    Restricted cash......................................................................         537                611
    Accounts receivable, net.............................................................      20,263             18,257
    Inventories..........................................................................       6,629              5,780
    Unbilled receivables.................................................................       3,258              6,901
    Prepaid expenses, deposits and other current assets..................................       3,429              3,131
                                                                                            ---------          ---------
        Total current assets.............................................................      39,268             40,668
                                                                                            ---------          ---------

Property and equipment, at cost..........................................................     182,887            186,249
    Less accumulated depreciation........................................................      92,043             90,369
                                                                                            ---------          ---------
         Net property and equipment......................................................      90,844             95,880
                                                                                            ---------          ---------

Goodwill, net of amortization............................................................      19,594             21,024
Operating right, net of amortization.....................................................      16,598             16,848
Other assets and investments.............................................................      20,151             22,373
                                                                                            ---------          ---------
                                                                                          $   186,455            196,793
                                                                                            =========          =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
     Current installments of long-term debt.............................................. $    10,169              9,234
     Accounts payable....................................................................      14,196             14,242
     Accrued liabilities.................................................................      20,448             20,436
                                                                                            ---------          ---------
         Total current liabilities.......................................................      44,813             43,912
                                                                                            ---------          ---------

Deferred income taxes....................................................................       7,272              7,675
Other long-term liabilities..............................................................       1,977              5,612
Long-term debt, excluding current installments...........................................     117,448            119,790
Long-term debt, convertible subordinated debentures......................................      40,000             40,000
                                                                                            ---------          ---------
        Total liabilities................................................................     211,510            216,989
                                                                                              -------            -------

Stockholder's deficit:
    Preferred stock,  par value $1.00 per share, 2,000 shares authorized, none
    outstanding..........................................................................          --                 --
    Class A common stock, par value $0.01 per share, 99,300 shares authorized, 34,437 and 31,474 shares outstanding at January 31, 1997 and October
    31, 1996, respectively...............................................................         345                315
    Class B non-voting common stock, par value $0.01 per share, 700 shares
    authorized, none outstanding.........................................................          --                 --
    Additional paid-in capital...........................................................     146,938            143,369
    Accumulated deficit..................................................................    (171,087)          (163,664)
    Treasury stock, at cost..............................................................        (102)              (102)
    Translation adjustment...............................................................      (1,149)              (114)
                                                                                            ---------          ---------
        Total stockholder's deficit......................................................     (25,055)           (20,196)
                                                                                             --------           --------
                                                                                          $   186,455            196,793
                                                                                             ========           ========

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three Months Ended January 31, 1997 and 1996
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                  1997          1996
                                                                                --------      --------
Operating revenues:
     Services................................................................   $ 31,420        29,568
     Sales...................................................................      4,095        13,738
                                                                                  ------        ------
                                                                                  35,515        43,306
                                                                                  ------        ------
Operating expenses (exclusive of depreciation and amortization):
     Services ...............................................................     18,742        18,847
     Sales ..................................................................      2,813         8,698
                                                                                  ------       -------
                                                                                  21,555        27,545
                                                                                  ------       -------
          Total gross profit.................................................     13,960        15,761
                                                                                  ------       -------

Selling, general and administrative expenses.................................      7,538         8,170
Depreciation and amortization................................................      9,709         9,436
                                                                                  ------       -------
          Operating loss.....................................................     (3,287)       (1,845)
                                                                                  ------       -------
Other deductions:
     Interest expense........................................................      3,634         3,662
     Litigation settlement...................................................         --         6,800
     Other expense.. ........................................................        107           292
                                                                                  ------       -------
                                                                                   3,741        10,754
                                                                                  ------       -------
     Loss before income tax expense .........................................     (7,028)      (12,599)
Income tax expense...........................................................        395         1,202
                                                                                  ------       -------
Net loss.....................................................................   $ (7,423)      (13,801)
                                                                                  ======       =======

Net loss per common share....................................................   $  (0.23)        (0.45)
                                                                                  ======        ======
Weighted average number of common shares outstanding.........................     32,734        30,905
                                                                                  ======        ======

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            1997            1996
                                                                         ----------      ---------
Cash flows from operating activities:
  Net loss.........................................................      $  (7,423)      (13,801)
  Adjustments to reconcile net loss to cash provided
   by operating activities:
     Depreciation and amortization.................................          9,709         9,436
     Loss on disposal of assets....................................             37           454
     Litigation settlement.........................................             --         6,800
     Non-cash interest charges.....................................             --           554
     Changes in operating assets and liabilities...................            108         1,279
     Other.........................................................            306           212
                                                                          --------       -------
          Total adjustments........................................         10,160        18,735
                                                                          --------       -------
Net cash provided by operating activities..........................          2,737         4,934
                                                                          --------       -------
Cash flows from investing activities:
  Capital expenditures.............................................           (191)         (338)
  Expenditures for equipment under wagering systems contracts......         (1,359)       (2,420)
  Proceeds from asset disposals....................................            247           987
  Increase in other assets and other liabilities, net..............           (779)         (441)
                                                                          --------       -------
Net cash used in investing activities..............................         (2,082)       (2,212)
                                                                          --------       -------

Cash flows from financing activities:
  Net borrowings under revolving credit facility...................             --           760
  Proceeds from issuance of long-term debt.........................              8           538
  Payments on long-term debt.......................................         (1,314)       (1,587)
                                                                          --------       -------
Net cash used by financing activities..............................         (1,306)         (289)
                                                                          --------       -------

Effect of exchange rate changes on cash............................           (185)         (415)
                                                                          --------       -------

Increase/(decrease) in cash and cash equivalents...................           (836)        2,018
Cash and cash equivalents, beginning of period.....................          5,988         4,991
                                                                          --------       -------
Cash and cash equivalents, end of period...........................      $   5,152         7,009
                                                                          ========       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest......................................................      $   2,810         3,449
                                                                          ========       =======
     Income taxes..................................................      $     250           237
                                                                          ========       =======
  The Company issued 2,964 shares of Class A Common Stock during the
  1997 period in connection with the settlement of its stockholder litigation.

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1997
                                  (UNAUDITED)

1)   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of January 31, 1997 and the consolidated statements of operations for the three months ended January 31, 1997 and 1996, and consolidated statements of cash flows for the three months then ended have been prepared by the Company and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at January 31, 1997, and the results of its operations for the three months ended January 31, 1997 and 1996, and its cash flows for the three months ended January 31, 1997 and 1996 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or ommitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

2)   INVENTORIES

     Inventories consist of the following:
                                                  JANUARY 31,  OCTOBER 31,
                                                     1997         1996
                                                  -----------  -----------
                                                      (in thousands)
          Parts.................................   $ 2,938       3,295
          Work-in-process.......................     1,249         909
          Finished goods........................     2,048       1,028
          Ticket paper..........................       394         548
                                                     -----       -----
          Total.................................   $ 6,629       5,780
                                                     =====       =====

3)   DEBT

     The Company's senior bank credit facility is governed by the Amended and Restated Credit Agreement dated January 26, 1996 ("the Senior Facility") for which Bankers Trust is agent. The Senior Facility provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility ("the Revolver"), which includes a $25 million sublimit for letters of credit. On January 29, 1997, the Company amended the Senior Facility (the "Amendment") to revise the maturity and amortization of the A and B Term Loans, the maturity of the Revolver, the borrowing rate, certain financial covenants and to revise how proceeds from asset sales reduce scheduled principal payments. The maturity of the Revolver and A Term Loan were changed to February 13, 1998 and scheduled quarterly principal payments on the A Term Loan was reduced to $7.0 million in fiscal 1997 with the balance of $44.0 million due in fiscal 1998. The maturity of the B Term Loan was extended to April 30, 1997 with the remaining balance of $1.0 million due in equal installments of $.5 million in January 1997 and April 1997.

     Effective with the Amendment, borrowings under the Senior Facility bear interest at the Prime lending rate plus a margin ranging from 0.75% to 2.00% depending on the timing and amount of additional principal repayments made in fiscal 1997 in excess of scheduled principal repayments. The Senior Facility permits voluntary prepayments, and requires mandatory repayments upon the occurrence of certain events and in certain amounts, including certain proceeds from asset sales, equity sales and debt raised, and 75% of annual "Excess Cashflow," as defined. A commitment fee of 0.5% per year is payable on the unused amount under the Revolver. A letter of credit fee equal to 2.75% plus a facing fee of 1/8 of 1% per year is payable on each letter of credit issued. See
Note 7 to the Consolidated Financial Statements for the year ended October 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.

     In the quarter ended January 31, 1997, the Company made scheduled payments of $0.5 million on the A Term Loan and $0.5 million on the B Term Loan. As of January 31, 1997, the Company had approximately $21,605 available for borrowing under its Revolver, with $3.1 million in outstanding letters of credit and $122.9 million in outstanding borrowings.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of January 31, 1997 and the results of operations for the three month period ended January 31, 1997, compared to the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1996 ("fiscal 1996") included in the Company's 1996 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

                                               First Quarter Fiscal 1997        First Quarter Fiscal 1996
                                            -----------------------------    -------------------------------
                                               Pari-                            Pari-
                                              Mutuel      Lottery               Mutuel     Lottery
                                            Operations  Operations  Total     Operations  Operations   Total
                                            -----------------------------    -------------------------------
Revenue:
   Service revenue.....................      $26,615     4,805     31,420       25,671       3,897   29,568
   Sales revenue.......................        1,246     2,849      4,095        2,420      11,318   13,738
                                              ------     -----     ------       ------      ------   ------
   Total Revenue.......................      $27,861     7,654     35,515       28,091      15,215   43,306
                                              ======     =====     ======       ======      ======   ======

Gross Profit (excluding depreciation and
amortization)                                $10,401     3,559     13,960       10,531       5,230   15,761
                                              ======     =====     ======       ======      ======   ======

Revenue Analysis

     Revenues decreased 18% or $7.8 million to $35.5 million in the first quarter of the fiscal year ended October 31, 1997 from $43.3 million in the first quarter of the fiscal year ended October 31, 1996.

     Pari-mutuel Operations service revenues of $26.6 million for the first quarter of fiscal 1997 improved $0.9 million or 4% during the quarter as compared to the prior year. This improvement reflects revenue increases of $1.5 million as a result of growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases are partially offset by the $.6 million revenue loss because of the October 1996 sale of the casino/sports wagering business. The growth in handle during the first quarter of 1997 compared to the first quarter of 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at two North American racetrack customers, 320 VGM machines to the lease base and the increase to seven days a week OTB operations in Connecticut, as well as to a much milder winter in 1997 than experienced the prior year. Sales revenue in the first quarter of fiscal 1997 decreased $1.2 million compared to $2.4 million for the first quarter of fiscal 1996, principally due to the decline in equipment sales to the international market.

     Lottery Operations service revenues increased $0.9 million during the first quarter of fiscal 1997 from $3.9 million to $4.8 million primarily because of higher revenues from services provided under the German Lottery contract. Sales revenues decreased significantly in the first quarter of fiscal 1997 to $2.8 million from $11.3 million in the same period in fiscal 1996. This decrease is primarily attributable to the fiscal 1996 delivery of systems to several German lottery contract sites coupled with deliveries of terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool.

Gross Profit Analysis

     The total gross profit of $14.0 million for the first quarter of fiscal 1997 decreased by $1.8 million, or 11% compared to the first quarter of fiscal 1996, principally reflecting delivery of the German lottery systems during the fiscal 1996 quarter. Gross margins on equipment sales were 31% in the first quarter of 1997, down from the margins of 37% earned in the first quarter of fiscal 1996 as a result of a change in the mix of equipment being sold. Gross margins on service revenues improved to 40% during the first quarter of fiscal 1997 compared to 36% for the first quarter of 1996 due to higher volumes and improved margins in the European lottery business.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $.6 million or 8% to $7.5 million in the first quarter of fiscal 1997 from $8.2 million in the first quarter of fiscal 1996 as a result of the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, as well as continuing effects from the Company's cost containment and reduction programs.

     Depreciation and amortization expenses increased 3% to $9.7 million in the first quarter of 1997 compared to $9.4 million in the first quarter of fiscal 1996. The increase was primarily due to investment in UNIBET and other software development programs in fiscal 1996.

     Interest expense decreased slightly in the first quarter of 1997 primarily as a result of the sale of the casino/sports wagering business, mostly offset by higher interest costs under the Company's Senior Facility.

Income Taxes

     Income tax expense was $.4 million in the 1997 period as compared to an expense of $1.2 million in the 1996 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1997, the Company had cash and cash equivalents of $5.2 million as compared to $6.0 million at October 31, 1996. Net cash provided by operating activities was $2.7 million for the three months ended January 31, 1997. Net cash used in investing activities was $2.1 million for the first three months of fiscal 1997. Utilizing cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. Net cash used by financing activities consisted primarily of repayments of $1.0 million under the Company's Senior Facility A and B Term Loans.

     As described in Note 3 to the Consolidated Financial Statements above, the Company had utilized nearly all availability under its Senior Facility at January 31, 1997. The Company believes that its cash resources at that date and its forecasted cash flows from operations provide sufficient liquidity to meet scheduled payments and anticipated capital expenditures in the current fiscal year arising from current commitments. The Company believes that additional financing and/or asset sales will be required to meet its scheduled payments and capital requirements in subsequent fiscal years. The Company is currently exploring financing and asset sales alternatives while continuing to implement cost containment and reduction programs. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                        Quarter Ended January 31, 1997

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As stated in the Company's 1996 Annual Report on Form 10-K, the Company and certain of its officers and directors were named as defendants in a number of lawsuits commenced in February 1995 as class actions in the United States District Court for the District of Delaware. These lawsuits were consolidated into one class action in June 1995.

     The Settlement Agreement was finalized on December 24, 1996, in accordance with a definitive Stipulation and Agreement of Settlement dated July 19, 1996. The Company paid $7.5 million in cash plus 2,963,590 shares of Class A Common Stock which had an aggregate value of $3.5 million based on the average price of the Company's Class A Common Stock for 10 trading days preceding the final hearing in the District Court. Insurance companies providing directors and officers insurance contributed approximately $6.5 million of the cash portion of the settlement (with $1.25 million of that amount in the form of a loan to the Company, with the payment terms subject to negotiation). The Company accrued a charge of $6.8 million against earnings for the quarter ended January 31, 1996 to reflect the then expected settlement and anticipated legal fees. There will be no further charges against earnings as a result of the Settlement Agreement.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           10.26      Second Amendment and Waiver, dated as of January 29, 1997, among the Registrant, Bankers Trust Company and other
                      Lenders.
           27         Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the first quarter of fiscal 1997.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED JANUARY 31, 1997



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



Dated:   March 11, 1997