Form 10-Q
period 1997-04-30
AUTOTOTE CORP
filed 1997-06-13
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

         For the transition from ________________________ to ___________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 11, 1997:
                             Class A Common Stock:  35,334,868
                             Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                          QUARTER ENDED APRIL 30, 1997


                                                                                      Page
                                                                                     -------
PART I.             FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements:

                    Balance Sheets as of April 30, 1997
                    and October 31, 1996                                              3

                    Statements of Operations for the Three Months Ended
                    April 30, 1997 and 1996                                           4

                    Statements of Operations for the Six Months Ended
                    April 30, 1997 and 1996                                           5

                    Statements of Cash Flows for the Six Months Ended
                    April 30, 1997 and 1996                                           6

                    Notes to Consolidated Financial Statements                        7-8

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               9-11

PART II.            OTHER INFORMATION

Item 1.        Legal Proceedings                                                      12

Item 6.        Exhibits and Reports on Form 8K                                        12


                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               APRIL 30,   OCTOBER 31,
                                                                 1997          1996
                                                            --------------------------
                 ASSETS                                       (UNAUDITED)

Current assets:
  Cash and cash equivalents..............................      $  3,599         5,988
  Restricted cash........................................           524           611
  Accounts receivable, net...............................        13,564        18,257
  Inventories............................................         5,129         5,780
  Unbilled receivables...................................            --         6,901
  Prepaid expenses, deposits and other current assets....         3,766         3,131
                                                               ---------      --------
    Total current assets.................................        26,582        40,668
                                                               ---------      --------
Property and equipment, at cost..........................       179,178       186,249
  Less accumulated depreciation..........................        94,522        90,369
                                                               ---------      --------
  Net property and equipment.............................        84,656        95,880
                                                               ---------      --------
Goodwill, net of amortization............................         7,341        21,024
Operating right, net of amortization.....................        16,348        16,848
Other assets and investments.............................        12,870        22,373
                                                               ---------      --------
                                                               $147,797       196,793
                                                               =========      ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current installments of long-term debt.................      $ 31,060         9,234
  Accounts payable.......................................         8,917        14,242
  Accrued liabilities....................................        22,424        20,436
                                                               ---------      --------
    Total current liabilities............................        62,401        43,912
                                                               ---------      --------
Deferred income taxes....................................         2,797         7,675
Other long-term liabilities..............................         1,433         5,612
Long-term debt, excluding current installments...........        70,599       119,790
Long-term debt, convertible subordinated debentures......        40,000        40,000
                                                               ---------      --------
    Total liabilities....................................       177,230       216,989
                                                               ---------      --------
Stockholders' deficit:
  Preferred stock, par value $1.00 per share, 2,000 shares
  authorized, none outstanding...........................            --            --
  Class A common stock, par value $0.01 per share,
  99,300 shares authorized, 35,282 and 31,474 shares
  outstanding at April 30, 1997 and October 31, 1996,
  respectively...........................................           353           315
  Class B non-voting common stock, par value $0.01
  per share, 700 shares authorized, none outstanding.....            --            --
  Additional paid-in capital.............................       148,011       143,369
  Accumulated deficit....................................      (175,778)     (163,664)
  Treasury stock, at cost................................          (102)         (102)
  Translation adjustment.................................        (1,917)         (114)
                                                               ---------      --------
    Total stockholders' deficit..........................       (29,433)      (20,196)
                                                               ---------      --------
                                                               $147,797       196,793
                                                               =========      ========

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                               APRIL 30,            APRIL 30,
                                                 1997                 1996
                                        -----------------------------------------
Operating revenues:
   Services..............................         $34,969               35,406
   Sales.................................           6,952               10,335
                                                  -------               ------
                                                   41,921               45,741
                                                  -------               ------
Operating expenses (exclusive of
depreciation and amortization):
   Services..............................          20,587               22,224
   Sales.................................           4,620                7,442
                                                  -------               ------
                                                   25,207               29,666
                                                  -------               ------
      Total gross profit.................          16,714               16,075
                                                  -------               ------

Selling, general and administrative                 7,667                8,378
 expenses................................
Depreciation and amortization............          10,143                9,558
                                                  -------               ------
      Operating loss.....................          (1,096)              (1,861)
                                                  -------               ------
Other deductions (income):
   Interest expense......................           3,680                3,670
   Other income..........................            (232)                (149)
                                                  -------               ------
                                                    3,448                3,521
                                                  -------               ------
   Loss before income tax expense........          (4,544)              (5,382)
Income tax expense.......................             147                  512
                                                  -------               ------
Net loss.................................         $(4,691)              (5,894)
                                                  =======               ======

Net loss per common share................         $(0.14)                (0.19)
                                                  =======               ======
Weighted average number of common
 shares outstanding......................          34,498               31,373
                                                  =======               ======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            SIX MONTHS ENDED   SIX MONTHS ENDED
                                                APRIL 30,          APRIL 30,
                                                  1997               1996
                                          -------------------------------------
Operating revenues:
  Services................................          $ 66,389             64,974
  Sales...................................            11,047             24,073
                                                    --------            -------
                                                      77,436             89,047
                                                    --------            -------
Operating expenses (exclusive of
depreciation and amortization):
  Services................................            39,329             41,071
  Sales...................................             7,433             16,140
                                                    --------            -------
                                                      46,762             57,211
                                                    --------            -------
    Total gross profit....................            30,674             31,836
                                                    --------            -------

Selling, general and administrative
 expenses.................................            15,205             16,548
Depreciation and amortization.............            19,852             18,994
                                                    --------            -------
    Operating loss........................            (4,383)            (3,706)
                                                    --------            -------

Other deductions (income):
  Interest expense........................             7,314              7,332
  Litigation settlement...................                --              6,800
  Other deductions (income)...............              (125)               143
                                                     --------           -------
                                                       7,189             14,275
                                                    --------            -------
  Loss before income tax expense..........           (11,572)           (17,981)
Income tax expense........................               542              1,714
                                                    --------            -------
Net loss..................................          $(12,114)           (19,695)
                                                    ========            =======

Net loss per common share.................          $  (0.36)             (0.63)
                                                    ========            =======
Weighted average number of common shares
outstanding...............................            33,616             31,139
                                                    ========            =======

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                            SIX MONTHS ENDED   SIX MONTHS ENDED
                                                APRIL 30,          APRIL 30,
                                                  1997               1996
                                          -------------------------------------
Cash flows from operating activities:
  Net loss................................       $(12,114)           (19,695)
                                                  --------            -------
  Adjustments to reconcile net loss to
   cash provided by operating activities:
     Depreciation and amortization........         19,852             18,994
     Litigation settlement, net of cash
      payments............................             --              5,800
     Changes in operating assets and
      liabilities.........................          1,837             (2,256)
     Other................................            134              2,813
                                                 --------            -------
       Total adjustments..................         21,823             25,351
                                                 --------            -------
Net cash provided by operating
 activities...............................          9,709              5,656
                                                 --------            -------

Cash flows from investing activities:
  Capital expenditures....................           (649)            (1,075)
  Wagering systems expenditures...........         (2,773)            (4,051)
  Proceeds from sale of business and
   asset disposals, net of cash
   transferred............................         19,451                997
  Increase in other assets and other
   liabilities............................         (1,606)            (2,134)
                                                 --------            -------
Net cash used in investing
 activities...............................         14,423             (6,263)
                                                 --------            -------
Cash flows from financing activities:
  Net borrowings (repayments) under
   revolving credit facilities............         (4,487)             2,195
  Payments on long-term debt..............        (22,701)            (2,571)
  Net proceeds from issuance of common
   stock..................................            956                 --
                                                 --------            -------
Net cash used by financing
 activities...............................        (26,232)              (376)
                                                 --------            -------
Effect of exchange rate changes on
 cash.....................................           (289)               130
                                                 --------            -------
Decrease in cash and cash equivalents.....         (2,389)              (853)
Cash and cash equivalents, beginning of
 period....................................         5,988              4,991
                                                 --------            -------
Cash and cash equivalents, end of
 period....................................      $  3,599              4,138
                                                 ========            =======

Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
  Interest................................       $  6,785              5,579
                                                 ========            =======
  Income taxes............................       $    825                636
                                                 ========            =======
  The Company issued 2,964 shares of
   Class A Common Stock during the 1997
   period in connection with the settlement
   of its stockholder litigation.


          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997
                                  (UNAUDITED)

1)       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of April 30, 1997 and the consolidated statements of operations for the three months and six months ended April 30, 1997 and 1996, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 30, 1997, and the results of its operations for the three and six months ended April 30, 1997 and 1996, and its cash flows for the six months ended April 30, 1997 and 1996 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the periods ended April 30, 1997 are not necessarily indicative of the operating results for the full year.

         Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)       SALE OF THE EUROPEAN LOTTERY BUSINESS

         On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $25.0 million. The sales price is subject to an upward adjustment of up to approximately $1.6 million based upon, among other items, the closing balance sheet. Concurrently at closing, the Company provided the purchaser with a letter of credit in the amount of $2.5 million to secure certain obligations under the sales agreement. The letter of credit reduces to zero in specified amounts and on specified dates through October 1998. The Company recorded a gain of $0.3 million on the sale in the second quarter of fiscal 1997.

         Under the terms of the sale, the purchaser will have the right to license and purchase the Company's terminals for use in lottery applications. Currently neither Tele Control nor the purchaser has on-line lottery wagering terminals. Also under the agreement, the purchaser will have the right of first refusal to purchase the Company's remaining lottery business. The Company, however, has no plans to sell this business at the present time and remains committed to serving the North American lottery market and its existing customers.

         The following unaudited information shows the revenues, expenses and operating income of the European lottery business for the three months and six months ended April 30, 1997 and 1996. Interest and income tax expenses have not been included in the table below.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        APRIL 30,                          APRIL 30,
                                                  1997             1996              1997            1996
                                               ----------       ----------       ----------       ----------
                                                                      (IN THOUSANDS)
Operating revenue............................    $2,463            9,344             6,119          19,518

Operating expenses, including selling,
 general and administrative expenses,
 and depreciation and amortization
 expenses....................................     2,772            9,171             6,181          16,723
                                                 ------           ------             ------         ------
Operating income.............................    $ (309)             173               (62)          2,795
                                                 ======           ======             ======         ======


3)       INVENTORIES

         Inventories consist of the following:

                                      APRIL 30,        OCTOBER 31,
                                        1997              1996
                                -----------------------------------
                                             (IN THOUSANDS)
Parts...........................   $    3,580             3,295
Work-in-process.................          519               909
Finished  goods.................          440             1,028
Ticket  paper...................          590               548
                                        -----             -----
Total...........................   $    5,129             5,780
                                        =====             =====

          Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                APRIL 30, 1997
                                  (UNAUDITED)

4)     DEBT

       The Company's senior bank credit facility is governed by the Amended and Restated Credit Agreement dated January 26, 1996 ("the Senior Facility") for which Bankers Trust is agent. The Senior Facility provides for: 1) a $55 million term loan (the "A Term Loan"), 2) a $5 million term loan (the "B Term Loan"), and 3) a $75 million revolving credit facility (the "Revolver"), which includes a $25 million sublimit for letters of credit. On January 29, 1997, the Company amended the Senior Facility (the "Amendment") to revise the maturity and amortization of the A and B Term Loans, the maturity of the Revolver, the borrowing rate, certain financial covenants and to revise how proceeds from asset sales reduce scheduled principal payments. The maturity of the Revolver and A Term Loan were changed to February 13, 1998 and scheduled quarterly principal payments on the A Term Loan were reduced to $7.0 million in fiscal 1997 with the balance of $44.0 million due in fiscal 1998. The maturity of the B Term Loan was extended to April 30, 1997 with the remaining balance of $1.0 million due in equal installments of $.5 million in January 1997 and April 1997.

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

       Through April 30, 1997, the Company made scheduled payments of $1.5 million on the A Term Loan and $0.5 million on the B Term Loan. Additionally, on April 15, 1997, as a result of the sale of the European lottery business, the Company made payments mandated under the Senior Facility of $0.5 million on the B Term Loan and $19.5 million on the A Term Loan, as well as discretionary payments of $5.0 million on the Revolver. Because the Company made the mandated payments on schedule, the maturity of the Revolver was extended to July 31, 1998; the interest rate margin applicable to borrowings under the Senior Facility was fixed at 0.75%; scheduled repayments were reduced by $2.0 million in fiscal 1997 and $18.0 million in fiscal 1998; certain contingent fees were waived; and certain financial covenants were revised.

       As of April 30, 1997, the Company had approximately $3.2 million available for borrowing under its Revolver, with $4.4 million in outstanding letters of credit including $2.5 million issued in connection with the sale of the European lottery business, and $97.4 million in outstanding borrowings.

5)     EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

       Since the Company has experienced net losses in each quarter of fiscal 1996 and in the first and second quarters of fiscal 1997, stock options and stock warrants are anti-dilutive. Therefore, they have been and would continue to be excluded from the denominator of the earnings per common share calculation as reported in the accompanying financial statements and as contemplated under SFAS 128. Earnings per common share in the second quarter and first six months of fiscal 1996 and 1997 as computed under SFAS 128 are thus equal to basic earnings per share as presented in the accompanying financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

       The following discussion addresses the financial condition of the Company as of April 30, 1997 and the results of operations for the three and six month periods ended April 30, 1997, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1996 ("fiscal 1996") included in the Company's 1996 Annual Report on Form 10-K.

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

                                          SECOND QUARTER FISCAL 1997       SECOND QUARTER FISCAL 1996
                                           Pari-                           Pari-
                                          Mutuel       Lottery             Mutuel       Lottery
                                        Operations   Operations  Total   Operations   Operations  Total
                                      ------------------------------------------------------------------
REVENUE:
  Services                                  $30,302      4,667   34,969       29,417      5,989   35,406
  Sales                                       1,949      5,003    6,952        3,128      7,207   10,335
                                            -------      -----   ------       ------     ------   ------
  Total Revenue                             $32,251      9,670   41,921       32,545     13,196   45,741
                                            -------      -----   ------       ------     ------  ------

GROSS MARGIN (EXCLUDING DEPRECIATION
     and amortization)                      $13,176      3,538   16,714       13,182      2,893   16,075
                                            -------      -----   ------       ------     ------   ------

SECOND QUARTER REVENUE ANALYSIS

       Revenues decreased 8% or $3.8 million to $41.9 million in the second quarter of the fiscal year ended October 31, 1997 from $45.7 million in the second quarter of the fiscal year ended October 31, 1996.

       Pari-mutuel Operations service revenues of $30.3 million for the second quarter of fiscal 1997 improved $0.9 million or 3% during the quarter as compared to the prior year. This improvement reflects revenue increases of $1.8 million as a result of growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases are partially offset by the $.6 million revenue loss because of the October 1996 sale of the casino/sports wagering business. The growth in handle during the second quarter of 1997 compared to the second quarter of 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at two North American racetrack customers, 320 VGM machines to the lease base and the increase to seven days a week OTB operations in Connecticut in the first quarter of fiscal 1997. Sales revenue in the second quarter of fiscal 1997 decreased $1.2 million to $1.9 million from $3.1 million in the second quarter of fiscal 1996 principally due to the decline in equipment sales to the international market.

       Lottery Operations service revenues decreased $1.3 million during the second quarter of fiscal 1997 from $6.0 million to $4.7 million primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in the second quarter of fiscal 1997 to $5.0 million from $7.2 million in the same period in fiscal 1996. This decrease is primarily attributable to the fiscal 1996 delivery of systems to several German lottery contract sites partially offset by the delivery of approximately 450 terminals to the Israel lottery in the second quarter of fiscal 1997.

GROSS PROFIT ANALYSIS

       The total gross profit of $16.7 million for the second quarter of fiscal 1997 increased by $0.6 million, or 4% compared to the second quarter of fiscal 1996, principally reflecting profit improvements in the Company's pari-mutuel business. Gross profit from the delivery of approximately 450 terminals to the Israel lottery in the second quarter of fiscal 1997 was comparable to gross profit from lottery systems sales in the second quarter of fiscal 1996. Gross margins on equipment sales were 33% in the second quarter of 1997, up from margins of 28% earned in the second quarter of fiscal 1996 as a result of a change in the mix of equipment and systems being sold. Gross margins on service revenues improved to 41% during the second quarter of fiscal 1997 compared to 37% for the second quarter of 1996 due to higher volumes and improved margins in the North American pari-mutuel business and Connecticut OTB operations.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

EXPENSE ANALYSIS

        Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $0.7 million or 8% to $7.7 million in the second quarter of fiscal 1997 from $8.4 million in the second quarter of fiscal 1996 as a result of the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, the sale of the European lottery business in April 1997, and the continuing effects from the Company's cost containment and reduction programs.

        Depreciation and amortization expenses increased 6% to $10.1 million in the second quarter of 1997 compared to $9.6 million in the second quarter of fiscal 1996. The increase is primarily due to the Company's investment in equipment to service new customers in the North American pari-mutuel and simulcasting business in fiscal 1996.

        Interest expense increased slightly in the second quarter of 1997 primarily as a result of higher interest costs under the Company's Senior Facility, mostly offset by reduced borrowings.

INCOME TAXES

        Income tax expense was $0.1 million in the 1997 period as compared to an expense of $.5 million in the 1996 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

                                            SIX MONTHS FISCAL 1997                SIX MONTHS FISCAL 1996
                                           Pari-                                 Pari-
                                          Mutuel      Lottery                   Mutuel      Lottery
                                        Operations   Operations    Total       Operation   Operations    Total
                                      --------------------------------------------------------------------------
REVENUE:
  Services                               $56,917        9,472      66,389        55,088       9,886      64,974
  Sales                                    3,195        7,852      11,047         6,895      17,178      24,073
                                         -------       ------      ------        ------      ------      ------
  Total Revenue                          $60,112       17,324      77,436        61,983      27,064      89,047
                                         -------       ------      ------        ------      ------      ------

GROSS MARGIN (EXCLUDING DEPRECIATION
AND AMORTIZATION)                        $23,577        7,097      30,674        23,236       8,600      31,836
                                         -------       ------      ------        ------      ------      ------

SIX MONTH REVENUE ANALYSIS

        Revenues decreased 13% or $11.6 million to $77.4 million in the first six months of the fiscal year ended October 31, 1997 from $89.0 million in the first six months of the fiscal year ended October 31, 1996.

        Pari-mutuel Operations service revenue of $56.9 million for the first six months of fiscal 1997 improved $1.8 million or 3% during the period as compared to the prior year. This improvement reflects revenue increases of $3.5 million as a result of growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases are partially offset by the absence of $1.2 million in revenue provided in the prior year period by the casino/sports wagering business that was sold in October 1996. The growth in handle during the first half of fiscal 1997 compared to the first half of fiscal 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at two North American racetrack customers, 320 VGM machines to the lease base and the increase to seven days a week OTB operations in Connecticut, as well as to a much milder winter in fiscal 1997 than in the prior year. Sales revenue in the first six months of fiscal 1997 decreased $3.7 million to $3.2 million from the first six months of fiscal 1996 principally due to the decline in equipment sales to the international market.

        Lottery Operations service revenue decreased $0.4 million during the first six months of fiscal 1997 from $9.9 million to $9.5 million primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in the first six months of fiscal 1997 to $7.9 million from $17.2 million in the same period in fiscal 1996. This decrease is primarily attributable to the fiscal 1996 delivery of systems to several German lottery contract sites coupled with deliveries of terminals and

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

SIX MONTH REVENUE ANALYSIS, CONTINUED

parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool, partially offset by the delivery of approximately 450 terminals to the Israel lottery in the second quarter of fiscal 1997.

GROSS PROFIT ANALYSIS

        The total gross profit of $30.7 million for the first six months of fiscal 1997 decreased by $1.2 million, or 4% compared to the first six months of fiscal 1996, principally reflecting delivery of the German lottery systems during the fiscal 1996 period, partially offset by the second quarter 1997 terminal sale to the Israel lottery, coupled with profit improvements in the Company's North American pari-mutuel business in fiscal 1997. Gross margins on equipment sales were 33% in the first six months of 1997, comparable to the margins earned in the first six months of fiscal 1996. Gross margins on service revenues improved to 41% during the first six months of fiscal 1997 compared to 37% for the first six months of 1996 due to higher volumes and improved margins in the North American pari-mutuel business and improved margins in the European lottery business.

EXPENSE ANALYSIS

        Selling, general and administrative expenses decreased $1.3 million or 8% to $15.2 million in the first six months of fiscal 1997 from $16.5 million in the first six months of fiscal 1996 as a result of the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, the sale of the European lottery business in April 1997, and the continuing effects of the Company's cost containment and reduction programs.

        Depreciation and amortization expenses increased 4.5% to $19.9 million in the first six months of 1997 compared to $19.0 million in the first six months of fiscal 1996. The increase is primarily due to the Company's investment in UNIBET and other software development programs in fiscal 1996.

        Interest expense increased slightly in the first six months of 1997 primarily due to higher interest costs under the Company's Senior Facility, partially offset by reduced borrowings as the result of asset sales.

INCOME TAXES

        Income tax expense was $0.5 million in the 1997 period as compared to an expense of $1.7 million in the 1996 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 1997, the Company's available cash and borrowing capacity totaled $6.8 million compared to $6.0 million at October 31, 1996. Net cash provided by operating activities was $9.7 million for the six months ended April 30, 1997. Utilizing $5.0 million of cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. The balance of the cash provided by operating activities of $4.7 million, coupled with the $25.0 million of cash proceeds from the sale of the European lottery business, net of contingent payments and the cash balance on hand at the business unit at closing, and $1.0 million of proceeds from the sale of stock, were used to reduce borrowings by $26.5 million under the Company's Senior Facility, and by $.7 million on other long-term loans.

        As described in Note 4 to the Consolidated Financial Statements above, the Company had $3.2 million of availability under its Senior Facility at April 30, 1997. The Company believes that, although it will incur a net loss in fiscal 1997, its cash resources at April 30, 1997 and its forecasted cash flows from operations for the balance of the year provide sufficient liquidity to meet scheduled payments and anticipated capital expenditures in the current fiscal year. The Company believes that additional financing and/or asset sales will be required to meet its scheduled payments and capital requirements in subsequent fiscal years. The Company is currently exploring financing alternatives while continuing to implement cost containment and reduction programs. The Company will be required to evaluate its capital outlays and commitments in light of the availability and timing of additional financing, which currently remains uncertain.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED APRIL 30, 1997

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               27           Financial Data Schedule.

        (b)    A Form 8-K Report, reporting a disposition of assets pursuant to
            Item 2, was filed on April 30,1997 in connection with the sale by the Company of its stock ownership in Tele Control Kommunikations und Computersysteme Aktien Gesellschaft.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED APRIL 30, 1997



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



Dated:   June 13, 1997