Form 10-Q
period 1997-07-31
AUTOTOTE CORP
filed 1997-09-12
CIK 750004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 1997

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the transition from _________________________________ to ________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 10, 1997:
                       Class A Common Stock: 35,334,868
                          Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                           QUARTER ENDED JULY 31, 1997



                                                                                          Page
PART I.        FINANCIAL INFORMATION                                                      ----
Item 1.        Consolidated Financial Statements:

                     Balance Sheets as of July 31, 1997
                     and October 31, 1996                                                    3

                     Statements of Operations for the Three Months Ended
                     July 31, 1997 and 1996                                                  4

                     Statements of Operations for the Nine Months Ended
                     July 31, 1997 and 1996                                                  5

                     Statements of Cash Flows for the Nine Months Ended
                     July 31, 1997 and 1996                                                  6

                     Notes to Consolidated Financial Statements                              7-15

Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     16-18

PART II.             OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Stockholders                                20

Item 6.        Exhibits and Reports on Form 8K                                                20

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (In Thousands, Except Per Share Amounts)


                                                                                                 July 31,         October 31,
                                                                                                   1997               1996
                                                                                              ----------------  -----------------
                                                ASSETS                                           (Unaudited)
Current assets:
      Cash and cash equivalents.............................................................    $   12,357              5,988
      Restricted cash.......................................................................           553                611
      Accounts receivable, net..............................................................        12,121             18,257
      Inventories...........................................................................         7,013              5,780
      Unbilled receivables..................................................................         1,107              6,901
      Prepaid expenses, deposits and other current assets...................................         2,684              3,131
                                                                                               -----------         ----------
           Total current assets.............................................................        35,835             40,668
                                                                                               -----------         ----------

Property and equipment, at cost.............................................................       180,792            186,249
      Less accumulated depreciation.........................................................        99,267             90,369
                                                                                               -----------         ----------
           Net property and equipment.......................................................        81,525             95,880
                                                                                               -----------         ----------

Goodwill, net of amortization...............................................................         6,638             21,024
Operating right, net of amortization........................................................        16,098             16,848
Other assets and investments................................................................        15,159             22,373
                                                                                               -----------         ----------
                                                                                                $  155,255            196,793
                                                                                               ===========         ==========
                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current installments of long-term debt................................................    $    1,812              9,234
      Accounts payable......................................................................         8,758             14,242
      Accrued liabilities...................................................................        23,261             20,436
                                                                                               -----------         ----------
           Total current liabilities........................................................        33,831             43,912
                                                                                               -----------         ----------

Deferred income taxes.......................................................................         2,758              7,675
Other long-term liabilities.................................................................         1,168              5,612
Long-term debt, excluding current installments..............................................       112,615            119,790
Long-term debt, convertible subordinated debentures.........................................        35,000             40,000
                                                                                               -----------         ----------
             Total liabilities..............................................................       185,372            216,989
                                                                                               -----------         ----------
Stockholders' deficit:
      Preferred stock, par value $1.00 per share, 2,000 shares authorized, none outstanding.            --                 --
      Class A common stock, par value $0.01 per share, 99,300 shares authorized, 35,335
         and 31,474 shares outstanding at July 31, 1997 and October 31, 1996, respectively..           354                315
      Class B non-voting common stock, par value $0.01 per share, 700 shares authorized,
         none outstanding...................................................................            --                 --
      Additional paid-in capital............................................................       148,146            143,369
      Accumulated deficit...................................................................      (177,916)          (163,664)
      Treasury stock, at cost...............................................................          (102)              (102)
      Translation adjustment................................................................          (599)              (114)
                                                                                               -----------         ----------
           Total stockholders' deficit......................................................       (30,117)           (20,196)
                                                                                               -----------         ----------
                                                                                                $  155,255            196,793
                                                                                               ===========         ==========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended July 31, 1997 and 1996
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                                               Three Months       Three Months
                                                                                                  Ended              Ended
                                                                                                 July 31,           July 31,
                                                                                                   1997               1996
                                                                                            -----------------  -----------------
Operating revenues:.......................................................................
      Services............................................................................   $      32,525             34,470
      Sales...............................................................................           3,293              7,358
                                                                                               -----------         ----------
                                                                                                    35,818             41,828
                                                                                               -----------         ----------
Operating expenses (exclusive of depreciation and amortization):
      Services............................................................................          19,441             21,020
      Sales...............................................................................           1,787              4,867
                                                                                               -----------         ----------
                                                                                                    21,228             25,887
                                                                                               -----------         ----------
              Total gross profit..........................................................          14,590             15,941

Selling, general and administrative expenses..............................................           6,532              8,638
Gain on sale of business..................................................................          (1,566)                --
Restructuring.............................................................................              --               (649)
Depreciation and amortization.............................................................           8,411             11,124
                                                                                               -----------         ----------

              Operating income (loss).....................................................           1,213             (3,172)
                                                                                               -----------         ----------

Interest expense..........................................................................           3,410              3,667
Other deductions (income), net............................................................            (165)               629
                                                                                               -----------         ----------

              Loss before income tax expense (benefit) and extraordinary items ...........          (2,032)            (7,468)
Income tax expense (benefit)..............................................................            (320)               336
                                                                                               -----------         ----------
              Loss before extraordinary items.............................................          (1,712)            (7,804)

Extraordinary items:
      Write-off of deferred financing fees and expenses,
         net of gain on early retirement of subordinated debt ............................             426                 --
                                                                                               -----------         ----------
              Net loss....................................................................   $      (2,138)            (7,804)
                                                                                               ===========         ==========
Net loss per common share:
      Loss per common share before extraordinary items....................................   $       (0.05)             (0.25)
      Extraordinary loss per common share.................................................           (0.01)                --
                                                                                               -----------         ----------
              Net loss per common share...................................................   $       (0.06)            ( 0.25)
                                                                                               ===========         ==========
Weighted average number of common shares outstanding......................................          35,312             31,459
                                                                                               ===========         ==========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended July 31, 1997 and 1996
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                                 Nine               Nine
                                                                                             Months Ended       Months Ended
                                                                                               July 31,           July 31,
                                                                                                 1997               1996
                                                                                           -----------------  -----------------
Operating revenues:
      Services...........................................................................   $     98,914             99,444
      Sales..............................................................................         14,340             31,431
                                                                                            ------------       ------------
                                                                                                 113,254            130,875
                                                                                            ------------       ------------
Operating expenses (exclusive of depreciation and amortization):
      Services...........................................................................         58,770             62,091
      Sales..............................................................................          9,220             21,007
                                                                                            ------------       ------------
                                                                                                  67,990             83,098
                                                                                            ------------       ------------
             Total gross profit..........................................................         45,264             47,777

Selling, general and administrative expenses.............................................         21,737             25,186
Gain on sale of business.................................................................         (1,823)                --
Restructuring............................................................................             --               (649)
Depreciation and amortization............................................................         28,263             30,118
                                                                                            ------------       ------------

             Operating loss..............................................................         (2,913)            (6,878)
                                                                                            ------------       ------------

Interest expense.........................................................................         10,724             10,999
Litigation settlement....................................................................             --              6,800
Other deductions (income), net...........................................................            (33)               772
                                                                                            ------------       ------------

             Loss before income tax expense and extraordinary items .....................        (13,604)           (25,449)
Income tax expense.......................................................................            222              2,050
                                                                                            ------------       ------------

             Loss before extraordinary items.............................................        (13,826)           (27,499)
Extraordinary items:
      Write-off of deferred financing fees and expenses,
         net of gain on early retirement of subordinated debt............................            426                 --
                                                                                            ------------       ------------
             Net loss ...................................................................   $    (14,252)           (27,499)
                                                                                            ============       ============

Net loss per common share:
      Loss per common share before extraordinary items...................................   $      (0.41)             (0.88)
      Extraordinary loss per common share................................................          (0.01)                --
                                                                                            ------------       ------------
             Net loss per common share...................................................   $      (0.42)             (0.88)
                                                                                            ============       ============
Weighted average number of common shares outstanding.....................................         34,182             31,426
                                                                                            ============       ============


          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended July 31, 1997 and 1996
                                 (In Thousands)
                                   (Unaudited)


                                                                                                     Nine            Nine Months
                                                                                                 Months Ended           Ended
                                                                                                   July 31,           July 31,
                                                                                                     1997                1996
                                                                                               -----------------   ----------------
Cash flows from operating activities:
      Net loss...............................................................................     $  (14,252)           (27,499)
                                                                                                  ----------         ----------
      Adjustments to reconcile net loss to cash provided by operating activities:
           Depreciation and amortization.....................................................         28,263             30,118
           Restructuring.....................................................................             --               (649)
           Litigation settlement, net of cash payments.......................................             --              4,250
           (Gain) loss on sale of assets.....................................................         (1,823)                --
           Non-cash extraordinary items......................................................            426                 --
           Changes in operating assets and liabilities.......................................          1,850                470
           Other.............................................................................          2,514              2,711
                                                                                                  ----------         ----------
                Total adjustments............................................................         31,230             36,900
                                                                                                  ----------         ----------
Net cash provided by operating activities....................................................         16,978              9,401
                                                                                                  ----------         ----------

Cash flows from investing activities:
      Capital expenditures...................................................................         (2,078)            (1,935)
      Wagering systems expenditures..........................................................         (4,303)            (5,797)
      Proceeds from sale of business and asset disposals, net of cash transferred............         21,050              1,026
      Increase in other assets and other liabilities.........................................         (2,650)            (1,819)
                                                                                                  ----------         ----------
Net cash provided by (used in) investing activities..........................................         12,019             (8,525)
                                                                                                  ----------         ----------

Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit facilities..........................        (10,500)             2,260
      Proceeds from the issuance of long-term debt, net of financing fees....................        105,623              2,168
      Payments on long-term debt.............................................................       (118,428)            (6,234)
      Net proceeds from issuance of common stock.............................................            962                 --
                                                                                                  ----------         ----------
Net cash used in financing activities........................................................        (22,343)            (1,806)
                                                                                                  ----------         ----------
Effect of exchange rate changes on cash......................................................           (285)                96
                                                                                                  ----------         ----------
Increase (decrease) in cash and cash equivalents.............................................          6,369               (834)
Cash and cash equivalents, beginning of period...............................................          5,988              4,991
                                                                                                  ----------         ----------
Cash and cash equivalents, end of period.....................................................     $   12,357              4,157
                                                                                                  ==========         ==========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest...............................................................................     $    9,166             10,232
                                                                                                  ==========         ==========
      Income taxes...........................................................................     $      869              1,201
                                                                                                  ==========         ==========

      The Company issued 2,964 shares of Class A Common Stock during the 1997 period in connection with the settlement of its stockholder litigation.



          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1997
                                   (Unaudited)

1)      Consolidated Financial Statements

        The consolidated balance sheet as of July 31, 1997 and the consolidated statements of operations for the three months and nine months ended July 31, 1997 and 1996, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 31, 1997, and the results of its operations for the three and nine months ended July 31, 1997 and 1996, and its cash flows for the nine months ended July 31, 1997 and 1996 have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the periods ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

        Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)      Sale of the European Lottery Business

        On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26.6 million, including contingent consideration of approximately $1.6 million. At closing, the Company provided the purchaser with a letter of credit in the amount of $2.5 million to secure certain obligations under the sales agreement. The letter of credit reduces to zero in specified amounts and on specified dates through October 1998. The Company recorded gains on the sale of $0.2 million and $1.6 million in the second and third quarters of fiscal 1997, respectively.

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

        The following unaudited information shows the revenues, expenses and operating income of the European lottery business for the three months ended July 31, 1996 and for the nine months ended July 31, 1997 and 1996. Interest and income tax expenses have not been included in the table below.


                                                                              Three                   Nine
                                                                              Months                 Months
                                                                              Ended                  Ended
                                                                             July 31,               July 31,
                                                                              1996             1997            1996
                                                                        ---------------- --------------- ---------------
                                                                                        (in thousands)
           Operating revenue........................................      $     3,638           6,119          23,156

           Operating expenses, including selling, general
                and administrative expenses, and depreciation
                and amortization expenses...........................            4,372           6,181          21,095
                                                                               ------          ------          ------
           Operating (loss) income..................................      $      (734)            (62)          2,061
                                                                               ======          ======          ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  July 31, 1997
                                   (Unaudited)
3)         Inventories

           Inventories consist of the following:

                                                                                           July 31,         October 31,
                                                                                             1997              1996
                                                                                      ------------------ -----------------
                                                                                              (in thousands)
                   Parts............................................................     $    5,014             3,295
                   Work-in-process..................................................          1,033               909
                   Finished goods...................................................            575             1,028
                   Ticket paper.....................................................            391               548
                                                                                             ------            ------
                   Total............................................................     $    7,013             5,780
                                                                                             ======            ======

        Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

4)      Debt

        On July 28, 1997, the Company issued $110 million of Senior Notes (the "Notes") due August 1, 2004. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, on the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limits the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4.9 million, were approximately $105.1 million, of which approximately $93.6 million was used to repay $91.4 million of indebtedness and $2.2 million of accrued interest under the Company's previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4.1 million of the net proceeds were used to repurchase, at a discount, Subordinated Debentures plus accrued interest and fees (see Note 5). The balance of the net proceeds was used for general corporate purposes.

        In connection with the issuance of the Notes, the Company also entered into a new revolving credit facility (the "Facility") with certain lenders which matures in February 2001. The Facility provides, subject to certain terms and conditions, for borrowings of up to $25 million, with a $15 million sublimit for letters of credit. The Facility requires mandatory commitment reductions upon the occurrence of certain events, including asset sales and the incurrence of certain indebtedness, in each case, in excess of specified thresholds. In addition, the Company may make optional prepayments and commitment reductions. Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of debt (as defined) to EBITDA. Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.5% as of July 31, 1997), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 July 31, 1997
                                  (Unaudited)
4)   Debt, continued

priority lien on all of the capital stock of the Company's U.S subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum debt to EBITDA ratio. Although there were no borrowings outstanding under the Facility at July 31, 1997, approximately $5.2 million of letters of credit issued under the Company's Senior Facility were guaranteed under the new Facility. As of July 31, 1997, the Company had approximately $19.8 million available for borrowing under its Facility, with approximately $5.2 million in outstanding letters of credit, including $2.5 million issued in connection with the sale of the European lottery business.

     Prior to the issuance of the Notes and entering into the Facility, and after giving effect to the April 15, 1997 sale of the European lottery business, the Company's senior bank credit facility (the "Senior Facility") provided for:
1) a $55 million term loan (the "A Term Loan"), of which $52 million was outstanding at October 31, 1996, which required principal repayments of $21.0 million in fiscal 1997 and matured on February 13, 1998; 2) a $5 million term loan (the "B Term Loan"), of which $1.0 million was outstanding at October 31, 1996, which matured April 30, 1997, and 3) a $75 million revolving credit facility (the "Revolver") which was to mature July 31, 1998. The outstanding balance under the Revolver was $71.9 million at October 31, 1996, against which the Company had made voluntary net repayments in fiscal 1997 of $10.5 million prior to the refinancing. Interest on borrowings under the Senior Facility was calculated at the Prime lending rate plus a margin of 0.75%. A commitment fee of 0.5% per year was payable on the unused amount under the Revolver. A letter of credit fee equal to 2.75% plus a facing fee of 1/8 of 1% per year was payable on each letter of credit issued. See Note 7 to the Consolidated Financial Statements for the year ended October 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.

5)   Extraordinary Items

     In connection with the issuance of the Notes and the subsequent repayment of all amounts outstanding under the Senior Facility (see Note 4 to the Consolidated Financial Statements), the Company wrote-off $1.4 million of deferred financing fees associated with the Senior Facility. The Company also used a portion of the net proceeds from the offering of the Notes to repurchase $5.0 million of its Subordinated Debt for $4.1 million, resulting in a $0.9 million gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

6)   New Accounting Standards

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This pronouncement permits the Company to choose either a new fair value based method or the current Accounting Principles Board Opinion 25 intrinsic value based method of accounting for its stock based compensation arrangements. The Company intends to retain the intrinsic value based method of accounting for its stock based compensation arrangements and provide the footnote disclosures as required by SFAS No. 123 in fiscal 1997. Consequently, implementation of this pronouncement will not impact the Company's financial position or results of operations.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company intends to implement SFAS 128, as required, in fiscal 1998.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                 July 31, 1997
                                  (Unaudited)

6)   New Accounting Standards, continued

     Since the Company has experienced net losses in each quarter of fiscal 1996 and in the first, second and third quarters of fiscal 1997, stock options and stock warrants are anti-dilutive. Therefore, they have been and would continue to be excluded from the denominator of the earnings per common share calculation as reported in the accompanying financial statements and as contemplated under SFAS 128. Earnings per common share in the third quarter and first nine months of fiscal 1996 and 1997 as computed under SFAS 128 are thus equal to earnings per share as presented in the accompanying financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

     SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for fiscal 1998. Adoption of these standards is expected to result in additional disclosures, but will not have an effect on the Company's financial position or results of operations.

7)   Financial Information for Guarantor Subsidiaries and Non-Guarantor
     Subsidiaries

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. On July 28, 1997, the Company issued $110 million aggregate principal amount of Notes bearing interest at a rate of 10 7/8%. The proceeds from the issuance of the Notes were used to repay all amounts outstanding under the Senior Facility (see Note 4). The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

     Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company"), the Guarantor Subsidiaries and the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of July 31, 1997 (unaudited) and October 31, 1996 (audited) and for the three and nine month periods ended July 31, 1997 and 1996 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 July 31, 1997
                                (in thousands)

                                                        Parent     Guarantor      Non-Guarantor    Eliminating
                                                        Company   Subsidiaries    Subsidiaries       Entries      Consolidated
                                                        -------   ------------    ------------       -------      ------------
ASSETS
   Cash and cash equivalents......................   $   11,071           (355)           1,641              --       12,357
   Accounts receivable, net.......................           --          9,905            2,216              --       12,121
   Other current assets...........................          786          7,754            3,055            (238)      11,357
   Property and equipment, net....................          165         71,729            9,830            (199)      81,525
   Investment in subsidiaries.....................       51,256             --               --         (51,256)          --
   Goodwill.......................................          212          2,988            3,438              --        6,638
   Other assets...................................        6,031         25,984              614          (1,372)      31,257
                                                     ----------       --------          -------         -------     --------
      Total assets................................   $   69,521        118,005           20,794         (53,065)     155,255
                                                     ==========       ========          =======         =======     ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities............................   $   12,302         15,364            4,526            (173)      32,019
   Current installments of long-term debt.........          625            510              704             (27)       1,812
   Long-term debt, excluding current installments.      145,625            422            1,581             (13)     147,615
   Other non-current liabilities..................        1,111            560            2,255              --        3,926
   Intercompany balances..........................      (60,025)        62,744           (3,085)            366           --
   Stockholders' equity (deficit).................      (30,117)        38,405           14,813         (53,218)     (30,117)
                                                     ----------       --------          -------         -------     --------
      Total liabilities and stockholders' equity
         (deficit)................................   $   69,521        118,005           20,794         (53,065)     155,255
                                                     ==========       ========          =======         =======     ========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               October 31, 1996
                                (in thousands)

                                                        Parent     Guarantor     Non-Guarantor      Eliminating
                                                        Company   Subsidiaries   Subsidiaries         Entries      Consolidated
                                                        -------   ------------   ------------         -------      ------------
ASSETS
   Cash and cash equivalents......................   $    3,376            261           2,351                         5,988
   Accounts receivable, net.......................           --          9,557           8,700               --       18,257
   Other current assets...........................          704          5,135          10,795             (211)      16,423
   Property and equipment, net....................          158         83,522          12,649             (449)      95,880
   Investment in subsidiaries.....................       65,402             --              --          (65,402)          --
   Goodwill.......................................          217          4,021          16,786               --       21,024
   Other assets...................................        3,184         29,142           8,537           (1,642)      39,221
                                                     ----------       --------         -------          -------     --------
      Total assets................................   $   73,041        131,638          59,818          (67,704)     196,793
                                                     ==========       ========         =======          =======     ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities............................   $    9,855         16,788           7,988               47       34,678
   Current installments of long-term debt.........           --          8,478             781              (25)       9,234
   Long-term debt, excluding current installments.       40,000        117,983           1,832              (25)     159,790
   Other non-current liabilities..................        3,644            778           8,557              308       13,287
   Intercompany balances..........................       39,738        (46,908)          7,234              (64)          --
   Stockholders' equity (deficit).................      (20,196)        34,519          33,426          (67,945)     (20,196)
                                                     ----------       --------         -------          -------     --------
      Total  liabilities  and  stockholders'
        equity (deficit)..........................   $   73,041        131,638          59,818          (67,704)     196,793
                                                     ==========       ========         =======          =======     ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 1997
                                 (in thousands)

                                                         Parent      Guarantor     Non-Guarantor    Eliminating
                                                         Company    Subsidiaries   Subsidiaries       Entries       Consolidated
                                                         -------    ------------   -------------      -------       ------------
Operating revenues................................    $        --        31,262           5,007           (451)          35,818
Operating expenses................................             --        18,712           2,961           (445)          21,228
                                                          -------       -------          ------        -------           ------

 Gross profit.....................................             --        12,550           2,046             (6)          14,590

Selling, general and administrative expenses......          2,354         3,109           1,069             --            6,532
Gain on sale of business..........................         (1,566)           --              --             --           (1,566)
Depreciation and amortization.....................             13         7,071           1,406            (79)           8,411
                                                          -------       -------          ------        -------           ------
 Operating income (loss)..........................           (801)        2,370            (429)            73            1,213
Interest expense..................................          3,230            73              47             60            3,410
Other (income) expense............................              9          (105)             (9)           (60)            (165)
                                                          -------       -------          ------        -------           ------
Income (loss) before equity in income of
 subsidiaries, income taxes, and extraordinary
 items............................................         (4,040)        2,402            (467)            73           (2,032)
                                                          -------       -------          ------        -------           ------

Equity in income of subsidiaries..................            950            --              --           (950)              --
Income tax benefit................................             (2)           --            (318)            --             (320)
                                                          -------       -------          ------        -------           ------

Net income (loss) before extraordinary items......         (3,088)        2,402            (149)          (877)          (1,712)
Extraordinary items:
 Write-off of deferred financing fees and
 expenses, net of gain on early retirement of
 debt.............................................           (950)        1,376              --             --              426
                                                          -------       -------          ------        -------           ------

Net income (loss).................................    $    (2,138)        1,026            (149)          (877)          (2,138)
                                                          =======       =======          ======        =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 1996
                                 (in thousands)

                                                            Parent     Guarantor     Non-Guarantor    Eliminating
                                                            Company   Subsidiaries   Subsidiaries       Entries       Consolidated
                                                            -------   ------------   ------------       -------       ------------
Operating revenues................................     $        --         30,002          12,090           (264)          41,828
Operating expenses................................              --         18,746           7,539           (398)          25,887
                                                           -------       --------         -------        -------          -------

 Gross profit.....................................              --         11,256           4,551            134           15,941

Selling, general and administrative expenses......           2,924          3,653           1,934            127            8,638
Restructuring.....................................             233             --            (882)            --             (649)
Depreciation and amortization.....................              13          8,284           2,909            (82)          11,124
                                                           -------       --------         -------        -------          -------
 Operating income (loss)..........................          (3,170)          (681)            590             89           (3,172)
Interest expense..................................           3,552             18              97             --            3,667
Other (income) expense............................             647             76              (3)           (91)             629
                                                           -------       --------         -------        -------          -------
Income (loss) before equity in loss of subsidiaries,
 income taxes, and extraordinary items............          (7,369)          (775)            496            180           (7,468)

Equity in loss of subsidiaries....................            (232)            --              --            232               --
Income tax expense................................             203             --             133             --              336
                                                           -------       --------         -------        -------          -------

Net income (loss).................................     $    (7,804)          (775)            363            412           (7,804)
                                                           =======       ========         =======        =======          =======


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 1997
                                 (in thousands)

                                                           Parent       Guarantor     Non-Guarantor   Eliminating
                                                           Company     Subsidiaries   Subsidiaries      Entries       Consolidated
                                                           -------     ------------   ------------      -------       ------------
Operating revenues................................      $        --       91,438          23,486         (1,670)         113,254
Operating expenses................................               --       56,050          13,570         (1,630)          67,990
                                                           --------      -------         -------        -------         --------

 Gross profit.....................................               --       35,388           9,916            (40)          45,264
                                                           --------      -------         -------        -------         --------

Selling, general and administrative expenses......            8,031        9,436           4,154            116           21,737
Gain on sale of business..........................           (1,823)          --              --             --           (1,823)
Depreciation and amortization.....................               38       21,110           7,378           (263)          28,263
                                                           --------      -------         -------        -------         --------
 Operating income (loss)..........................           (6,246)       4,842          (1,616)           107           (2,913)
Interest expense..................................           10,632           88             158           (154)          10,724
Other (income) expense............................             (326)        (511)            650            154              (33)
                                                           --------      -------         -------        -------         --------
Income (loss) before equity in income of
 subsidiaries, income taxes, and extraordinary              (16,552)       5,265          (2,424)           107          (13,604)
 items............................................

Equity in income of subsidiaries..................            1,348           --              --         (1,348)              --
Income tax expense................................               (2)           7             217             --              222
                                                           --------      -------         -------        -------         --------

Net income (loss) before extraordinary items......          (15,202)       5,258          (2,641)        (1,241)         (13,826)
Extraordinary items:
 Write-off of deferred financing fees and
 expenses, net of gain on early retirement of
 debt.............................................             (950)       1,376              --             --              426
                                                           --------      -------         -------        -------         --------

Net income (loss).................................      $   (14,252)       3,882          (2,641)        (1,241)         (14,252)
                                                           ========      =======         =======        =======         ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 1996
                                 (in thousands)

                                                           Parent       Guarantor     Non-Guarantor   Eliminating
                                                           Company     Subsidiaries   Subsidiaries      Entries       Consolidated
                                                           -------     ------------   ------------      -------       ------------
Operating revenues................................      $        --        87,044          45,268        (1,437)         130,875
Operating expenses................................               --        55,556          28,984        (1,442)          83,098
                                                            --------      -------         -------       -------         --------

 Gross profit.....................................               --        31,488          16,284             5           47,777

Selling, general and administrative expenses......            8,708        10,449           6,029            --           25,186
Restructuring and write-off of assets.............              233            --            (882)           --             (649)
Depreciation and amortization.....................               26        21,974           8,351          (233)          30,118
                                                            --------      -------         -------       -------         --------

 Operating income (loss)..........................           (8,967)         (935)          2,786           238           (6,878)
Interest expense..................................           10,488           205             306            --           10,999
Other (income) expense............................            7,447           286             (88)          (73)           7,572
                                                            --------      -------         -------       -------         --------
Income (loss) before equity in loss of subsidiaries
 and income taxes.................................          (26,902)       (1,426)          2,568           311          (25,449)

Equity in loss of subsidiaries....................             (394)           --              --           394               --
Income tax expense................................              203            --           1,847            --            2,050
                                                            --------      -------         -------       -------         --------

Net income (loss).................................      $   (27,499)       (1,426)            721           705          (27,499)
                                                           ========       =======         =======       =======         ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Nine Months Ended July 31, 1997
                                 (in thousands)

                                                           Parent      Guarantor     Non-Guarantor    Eliminating
                                                           Company    Subsidiaries    Subsidiaries      Entries        Consolidated
                                                           -------    ------------    ------------      -------        ------------

Net income (loss).................................    $     (14,252)         3,882          (2,641)       (1,241)        (14,252)
   Depreciation and amortization..................               38         21,110           7,378          (263)         28,263
   Equity in income of subsidiaries...............            (1,348)           --              --         1,348              --
   Gain on sale of business.......................            (1,823)           --              --            --          (1,823)
   Non-cash extraordinary items...................              (950)        1,376              --            --             426
   Other non-cash adjustments.....................             2,962            40            (488)           --           2,514
   Changes in working capital.....................             2,374        (4,572)          4,079           (31)          1,850
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) operating
   activities.....................................           (12,999)       21,836           8,328          (187)         16,978
                                                           ---------     ---------       ---------     ---------       ---------

Cash flows from investing activities:
   Capital and wagering system expenditures.......               (40)       (4,457)         (1,897)           13          (6,381)
   Proceeds from sale of business and assets
   disposals......................................            23,216           247          (2,413)           --          21,050
   Other assets and investments...................              (308)       (1,171)         (1,071)         (100)         (2,650)
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) investing
   activities.....................................            22,868        (5,381)         (5,381)          (87)         12,019
                                                           ---------     ---------       ---------     ---------       ---------

Cash flows provided from financing activities:
   Net borrowings under lines of credit...........                --       (10,500)             --            --         (10,500)
   Net proceeds from issuance of long term-debt...           105,100            --             523            --         105,623
   Payments on long-term debt.....................            (4,350)     (113,480)           (608)           10        (118,428)
   Other, principally intercompany balances.......          (102,963)      106,908          (3,260)          277             962
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) financing activities           (2,213)      (17,072)         (3,345)          287         (22,343)
                                                           ---------     ---------       ---------     ---------       ---------

Effect of exchange rate changes on cash...........                39             1            (312)          (13)           (285)
                                                           ---------     ---------       ---------     ---------       ---------

Increase/(decrease) in cash and cash equivalents..             7,695          (616)           (710)           --           6,369
Cash and cash equivalents, beginning of year......             3,376           261           2,351            --           5,988
                                                           ---------     ---------       ---------     ---------       ---------

Cash and cash equivalents, end of period..........    $       11,071          (355)          1,641            --          12,357
                                                           =========     =========       =========     ==========      =========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        Nine Months Ended July 31, 1996
                                (in thousands)



                                                           Parent      Guarantor     Non-Guarantor    Eliminating
                                                           Company    Subsidiaries    Subsidiaries      Entries        Consolidated
                                                           -------    ------------    ------------      -------        ------------

Net income (loss).................................      $    (27,499)       (1,426)            721           705         (27,499)
   Depreciation and amortization..................                26        21,974           8,351          (233)         30,118
   Equity in loss of subsidiaries.................               394            --              --          (394)             --
   Litigation settlement, net of cash payments....             4,250            --              --            --           4,250
   Other non-cash adjustments.....................             2,148           441            (527)           --           2,062
   Changes in working capital.....................              (699)       (3,813)          4,978             4             470
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) operating
   activities.....................................           (21,380)       17,176          13,523            82           9,401
                                                           ---------     ---------       ---------     ---------       ---------

Cash flows from investing activities:
   Capital and wagering system expenditures.......               (90)       (6,467)         (1,173)           (2)         (7,732)
   Other assets and investments...................              (942)        2,519          (2,654)          284            (793)
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) investing
   activities.....................................            (1,032)       (3,948)         (3,827)          282          (8,525)
                                                           ---------     ---------       ---------     ---------       ---------

Cash flows provided from financing activities:
   Net borrowings under lines of credit...........                --         2,353              --           (93)          2,260
   Net proceeds from issuance of long term-debt...                --         1,593             575            --           2,168
   Payments on long-term debt.....................                --        (5,261)           (992)           19          (6,234)
   Other, principally intercompany balances.......            19,352       (11,805)         (7,143)         (404)             --
                                                           ---------     ---------       ---------     ---------       ---------

Net cash provided by (used in) financing
   activities.....................................            19,352       (13,120)         (7,560)         (478)         (1,806)
                                                           ---------     ---------       ---------     ---------       ---------

Effect of exchange rate changes on cash...........               280             1            (299)          114              96
                                                           ---------     ---------       ---------     ---------       ---------

Increase/(decrease) in cash and cash equivalents..            (2,780)          109           1,837            --            (834)
Cash and cash equivalents, beginning of year......             3,385           350           1,256            --           4,991
                                                           ---------     ---------       ---------     ---------       ---------

Cash and cash equivalents, end of period..........      $        605           459           3,093            --           4,157
                                                           =========     =========       =========     ==========      =========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        The following discussion addresses the financial condition of the Company as of July 31, 1997 and the results of its operations for the three and nine month periods ended July 31, 1997, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended October 31, 1996 ("fiscal 1996") included in the Company's 1996 Annual Report on Form 10-K.

Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

                                        Third Quarter Fiscal 1997                         Third Quarter Fiscal 1996
                                       Pari-                                           Pari-
                                       Mutuel         Lottery                          Mutuel           Lottery
                                     Operations      Operations         Total         Operations       Operations        Total
                                  ---------------- --------------- ---------------- --------------- ---------------- ---------------

   Revenues:
        Services                     $    30,476           2,049           32,525          30,182            4,288          34,470
        Sales                              2,857             436            3,293           2,849            4,509           7,358
                                     -----------     -----------      -----------     -----------      -----------     -----------

        Total Revenues               $    33,333           2,485           35,818          33,031            8,797          41,828
                                     -----------     -----------      -----------     -----------      -----------     -----------

   Gross Margin (excluding
        depreciation
        and amortization)            $    13,558           1,032           14,590          13,031            2,910          15,941
                                     -----------     -----------      -----------     -----------      -----------     -----------

Third Quarter Revenue Analysis

        Revenues decreased 14% or $6.0 million to $35.8 million in the third quarter of the fiscal year ended October 31, 1997 from $41.8 million in the third quarter of the fiscal year ended October 31, 1996.

        Pari-mutuel Operations service revenues of $30.5 million for the third quarter of fiscal 1997 improved $0.3 million or 1% as compared to the third quarter of prior year. This improvement reflects revenue increases of $1.1 million as a result of growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases were partially offset by the absence of $0.5 million in revenue provided in the prior year period by the casino/sports wagering business which was sold in October 1996. The growth in handle during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at two North American racetrack customers, 320 VGM machines to the lease base and the expansion of OTB operations in Connecticut to seven days a week in the first quarter of fiscal 1997. Sales revenue in the third quarter of fiscal 1997 of $2.9 million remained comparable to the level in the third quarter of the prior year.

        Lottery Operations service revenues decreased $2.3 million during the third quarter of fiscal 1997 from $4.3 million to $2.0 million primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in the third quarter of fiscal 1997 to $0.4 million from $4.5 million in the same period in fiscal 1996. This decrease is primarily attributable to the fiscal 1996 delivery of systems to several German lottery contract sites.

Gross Profit Analysis

        The total gross profit of $14.6 million for the third quarter of fiscal 1997 decreased by $1.4 million, or 8.5%, compared to the third quarter of fiscal 1996, principally due to the sale of the European lottery business in the second quarter of fiscal 1997. Gross margins on equipment sales were 46% in the third quarter of fiscal 1997, up from margins of 34% earned in the third quarter of fiscal 1996 as a result of a change in the mix of equipment and systems being sold. Gross margins on service revenues improved slightly to 40% during the third quarter of fiscal 1997 compared to 39% for the third quarter of fiscal 1996 due to higher volumes and improved margins in the North American pari-mutuel business and communications operations, offsetting the effect of the sale of the European lottery business.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (Continued)

Expense Analysis

        Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $2.1 million or 24% to $6.5 million in the third quarter of fiscal 1997 from $8.6 million in the third quarter of fiscal 1996 as a result of the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, the sale of the European lottery business in April 1997, and the continuing effects of the Company's cost containment and reduction programs.

        Depreciation and amortization expenses decreased 24% to $8.4 million in the third quarter of fiscal 1997 compared to $11.1 million in the third quarter of fiscal 1996. The decrease results from the sale of the European lottery business in April 1997, and the non-recurring effect of depreciation on certain assets in fiscal 1996.

        Interest expense decreased $0.3 million in the third quarter of 1997 primarily reflecting lower borrowing levels as a result of asset sales, partially offset by higher interest rates.

Income Taxes

        Income tax benefit was $0.3 million in the fiscal 1997 period compared to an expense of $0.3 million in the fiscal 1996 period. Income tax benefit and expense principally reflect foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Extraordinary Items

        In connection with the Company's issuance of Notes as more fully described in Note 4, the Company repurchased $5.0 million of Subordinated Debt for $4.1 million in cash and recorded the resulting $0.9 million gain as extraordinary income. This income was offset by the write-off of $1.4 million of unamortized deferred costs associated with the refinanced Senior Facility.

Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

                                              Nine Months Fiscal 1997                           Nine Months Fiscal 1996
                                      Pari-                                            Pari-
                                      Mutuel            Lottery                        Mutuel          Lottery
                                    Operations         Operations       Total         Operation       Operations        Total
                                 ---------------- --------------- ---------------- --------------- ---------------- ---------------
   Revenues:
        Services                   $    87,393          11,521           98,914          85,270           14,174          99,444
        Sales                            6,052           8,288           14,340           7,396           24,035          31,431
                                        ------          ------           ------          ------           ------          ------

        Total Revenues             $    93,445          19,809          113,254          92,666           38,209         130,875
                                        ------          ------           ------          ------           ------          ------
   Gross Margin (excluding
   depreciation and
   amortization)                   $    37,135           8,129           45,264          35,945           11,832          47,777
                                        ------          ------           ------          ------           ------          ------


Nine Month Revenue Analysis

        Revenues decreased 13% or $17.6 million to $113.3 million in the first nine months of the fiscal year ended October 31, 1997 from $130.9 million in the first nine months of the fiscal year ended October 31, 1996.

        Pari-mutuel Operations service revenues of $87.4 million for the first nine months of fiscal 1997 improved $2.1 million or 2% compared to the same period of the prior year. This improvement reflects revenue increases of $4.6 million as a result of growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases were partially offset by the absence of $1.7 million in revenue provided in the prior year period by the casino/sports wagering business which was sold in October 1996. The growth in handle during the first nine months of fiscal

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Nine Month Revenue Analysis, continued

1997 compared to the first nine months of fiscal 1996 is attributable to the addition of six new North American racetrack and OTB sites, introduction of full card simulcasting at two North American racetrack customers, 320 VGM machines to the lease base and the expansion of OTB operations in Connecticut to seven days a week, as well as to a much milder winter in fiscal 1997 than in the prior year. Sales revenue in the first nine months of fiscal 1997 decreased $1.3 million to $6.1 million from the first nine months of fiscal 1996 principally due to reduced level of equipment sales to the international market, coupled with the absence of sales revenues from the casino/sports wagering business in fiscal 1997.

        Lottery Operations service revenues decreased $2.7 million during the first nine months of fiscal 1997 from $14.2 million to $11.5 million primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in the first nine months of fiscal 1997 to $8.3 million from $24.0 million in the same period in fiscal 1996. This decrease is primarily attributable to the fiscal 1996 delivery of systems to several German lottery contract sites by the European lottery business, coupled with deliveries by the Company of terminals and parts to EIS for sale to Italy's TOTIP pari-mutuel lottery pool, partially offset by the delivery of approximately 450 terminals to the Israel lottery in the second quarter of fiscal 1997.

Gross Profit Analysis

        The total gross profits earned by the Company, exclusive of depreciation and amortization, of $45.3 million for the first nine months of fiscal 1997 decreased by $2.5 million, or 5%, compared to the first nine months of fiscal 1996. This decrease is primarily attributable to the non-recurring nature of the margins earned on the delivery of the German lottery systems in fiscal 1996 of approximately $5.0 million, coupled with the absence of margins as a result of the sale of the casino/sports wagering businesses, partially offset by profit improvements in the Company's North American pari-mutuel, simulcasting and off-track betting businesses in fiscal 1997. Gross margins on equipment sales were 36% in the first nine months of fiscal 1997, an increase of 3% compared to the margins earned in the first nine months of fiscal 1996. Gross margins on service revenues improved to 41% during the first nine months of fiscal 1997 compared to 38% for the first nine months of fiscal 1996 due to higher volumes and improved margins in the North American pari-mutuel business and improved margins in the European lottery business, which was sold in April 1997.

Expense Analysis

        Selling, general and administrative expenses decreased $3.4 million or 14% to $21.7 million in the first nine months of fiscal 1997 from $25.2 million in the first nine months of fiscal 1996 as a result of the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, the sale of the European lottery business in April 1997 and the continuing effects of the Company's cost containment and reduction programs.

        Depreciation and amortization expenses decreased 6% to $28.3 million in the first nine months of 1997 compared to $30.1 million in the first nine months of fiscal 1996. The decrease is due to the sale of the Company's casino/sports wagering business in the fourth quarter of fiscal 1996, the sale of the European lottery business in April 1997 and the non-recurring effect of depreciation on certain assets in fiscal 1996.

        Interest expense decreased $0.3 million in the first nine months of 1997 primarily reflecting lower borrowing levels as a result of asset sales, partially offset by higher interest rates.

Income Taxes

        Income tax expense was $0.2 million in the 1997 period as compared to an expense of $2.1 million in the 1996 period. Income tax expense principally reflects foreign tax expense, since no tax benefit has been recognized on domestic operating losses.

Extraordinary Items

        In connection with the Company's issuance of Notes as more fully described in Note 4, the Company repurchased $5.0 million of Subordinated Debt for $4.1 million in cash and recorded the resulting $0.9 million gain as extraordinary income. This income was offset by the write-off of $1.4 million of unamortized deferred costs associated with the refinanced Senior Facility.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

        At July 31, 1997, as a result of the refinancing, the Company's available cash and borrowing capacity totaled $32.2 million compared to $6.0 million at October 31, 1996. Net cash provided by operating activities was $17.0 million for the nine months ended July 31, 1997. Utilizing $6.4 million of cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. The balance of the cash provided by operating activities of $10.6 million, together with approximately $20.8 million of cash proceeds from the sale of the European lottery business and the cash balance on hand at the business unit at the closing of the sale, $1.0 million of proceeds from the sale of common stock, and $1.1 million of available cash, were used to reduce borrowings by $32.5 million under the Company's Senior Facility prior to the refinancing and by $0.9 million on other long-term loans.

        In addition to the above debt repayments, on July 27, 1997, the Company repaid $91.4 million, representing all amounts then outstanding under the Senior Facility with proceeds from the issuance of the Notes. The Company also used $4.1 million of the proceeds from the issuance of the Notes to repay $5.0 million of Subordinated Debt. The balance of the proceeds were used for general corporate purposes.

        As described in Note 4 to the Consolidated Financial Statements above, the Company had $19.8 million of borrowing availability cash under its Facility at July 31, 1997. The Company believes that, although it will incur net losses in fiscal 1997 and 1998, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required for capital expenditures thereafter and to enable it to meet its debt service obligations, including principal payments under the Notes, the Facility and the Subordinated Debentures.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders

         The Annual Meeting of the stockholders of the Company was held on August 13, 1997 to elect five directors of the Company, to approve the Autotote Corporation 1997 Incentive Compensation Plan and to ratify the appointment of KPMG Peat Marwick LLP as auditors for the Company's next fiscal year. All matters put before the stockholders passed as follows:


                                    Director Nominees/ Other Matters             For               Against           Abstain
                                    --------------------------------             ---               -------           -------
          A. Lorne Weil                                                        27,453,373            334,514                 -
          Marshall Bartlett                                                    27,431,307            338,580                 -
          Larry Lawrence                                                       27,456,316            313,571                 -
          Sir Brian Wolfson                                                    27,455,809            314,078                 -
          Alan J. Zakon                                                        27,457,101            312,786                 -

          Approval of Autotote Corporation 1997 Incentive Compensation Plan    22,314,993          4,979,581            68,377
          Approval of KPMG Peat Marwick LLP                                    27,556,480            125,419            87,988


Item 6.              Exhibits and Reports on Form 8-K

         (a)   Exhibits
               27               Financial Data Schedule.

         No current reports on Form 8-K were filed during the third quarter of fiscal 1997.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 1997



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


                              AUTOTOTE CORPORATION
                              --------------------
                                  (Registrant)


                      By:       /s/ William Luke
                                ------------------------------------------
                      Name:     William Luke
                      Title:    Vice President & Chief Financial Officer



Dated:      September 12, 1997