Form 10-K/A
period 1996-10-31
AUTOTOTE CORP
filed 1997-11-18
CIK 750004

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1996,

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________TO___________________

                         COMMISSION FILE NUMBER: 0-13063

                              AUTOTOTE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              81-042289
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of January 22, 1997, was approximately $45,029,178 (based on the last sale price of such stock on such date as reported by the American Stock Exchange). AS OF JANUARY 22, 1997, 34,437,214 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE ("CLASS A COMMON STOCK"), WERE ISSUED AND OUTSTANDING.
                        EXHIBIT INDEX APPEARS ON PAGE 25

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended October 31, 1996 on Form 10-K as set forth in the pages attached hereto:

     Item 1.   Business.

     Item 11.  Executive Compensation.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Item 13.  Certain Relationships and Related Transactions.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                     PART I

         When used herein, the words "believe," "anticipate," "think," "intend," "will be" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to a fiscal year are to the Company's fiscal year which ends October 31. The term "pari-mutuel" is a form of wagering in which all wagers are placed in a pool and the payoff is computed based on the total amount of the pool, as compared to casino gambling where the "house" sets the payoff. The pool of gross wagers is referred to as "Handle".

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

         Pari-mutuel wagering is a form of wagering in which all wagers are placed in a pool and the payoff is computed based on the total amount of the pool, as compared to casino gambling where the 'house' sets the payoff. Pari-mutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada, and approximately 100 other countries around the world. In North America, the market for wagering systems includes thoroughbred, harness and greyhound racetracks, OTBs, and jai alai frontons.

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

         The Company's pari-mutuel wagering systems receive information from ticket-issuing terminals, accumulate wagering data, calculate pari-mutuel odds, distribute information to display systems and provide management information and marketing services for its customers. The systems consist of high-volume, real time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-
based terminals, peripheral and display equipment and operations and applications software. Revenues received by the Company for providing and operating its pari-mutuel wagering systems in North America are generally based upon a percentage of the Handle.

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

         In 1996, the Company received legislative approval to expand its operations to seven days a week subject to local approval.

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

         In its other international markets, the Company generally sells, delivers and installs pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. The Company generally designs a customized system to meet the unique needs of each customer, including game designs, language preferences, network communications standards and other key elements. The Company also provides the customer with a royalty-free license for use of the Company's proprietary system software, as well as technical assistance, support, accessories and spare parts. The Company's personnel participate in the installation and then train the customer's personnel. The Company has sold its systems in approximately 25 countries.

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

         In connection with the sale of CBS, the Company has entered into an agreement not to compete anywhere in the world with respect to the purchaser's race and sports book business for a minimum of five years. In addition, the contract for the sale of CBS provides that the Company and CBS will offer each other certain rights of first refusal with respect to business opportunities in the race and sports book business. The Company does not believe that these agreements will have a material impact on its ability to conduct its business.

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

         The Company's lottery products consist primarily of central processing systems, including data communication networks, and on-line/off-line lottery terminals. The lottery management system portion of the product includes a client-server database. Lottery terminals are generally on-line to the central system via telephone lines connected to the system's communications front end processor. The Company's technology includes "open system" features, with central systems and software capable of operating with terminals and components from other suppliers.

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

PRODUCTION PROCESSES - SOURCES AND AVAILABILITY OF COMPONENTS

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

COMPETITION

         The Company competes in North America on the basis of product design, performance, reliability, pricing, and customer service primarily with two companies. The Company's principal wagering system competitor in the pari-mutuel wagering systems business is Video Lottery Technologies, Inc. ("VLT") which operates its pari-mutuel business through its subsidiary United Wagering
Systems, Inc. ("United"). Another competitor in the pari-mutuel business is AmTote International, Inc. ("AmTote"). Both AmTote and VLT offer video gaming industry terminals to the pari-mutuel wagering industry. Video gaming industry terminal suppliers include International Game Technology, WMS Industries Inc., Bally Gaming Industry International, Inc. and several smaller companies.

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

         In 1996, the United States Congress passed legislation authorizing a comprehensive study of gaming, including segments of the gaming industry served by the Company. The Company is unable to predict whether this study will result in legislation that would impose regulations on gaming industry operators, including the Company, or whether such legislation, if any, would have a material adverse effect on the Company.

         The Company has developed and implemented an extensive internal compliance program in an effort to assure the Company's compliance with legal requirements imposed in connection with its wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by a full-time compliance officer, and is overseen by the Compliance Committee of the Company's Board of Directors. While the Company is firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by the Company or an employee of the Company will not result in the imposition of a monetary fine or suspension or revocation of one or more of the Company's licenses.

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

         A subsidiary of the Company that provides simulcast wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey is licensed by the New Jersey Casino Control Commission ("New Jersey Commission") as a gaming industry-related casino service industry in accordance with the New Jersey Casino Control Act ("Casino Control Act") for an initial period of two years and then for renewable periods of four years thereafter. An applicant for a gaming industry-related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. The Company must also qualify under the standards of the Casino Control Act. The Company and its licensed subsidiary may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all financial and other backers.

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

         The Federal Professional and Amateur Sports Protection Act (the "Sports Protection Act") prohibits a governmental entity from sponsoring, operating, advertising, promoting, licensing or authorizing sports betting on professional or amateur athletic games, subject to several exceptions. The Sports Protection Act does not terminate state-authorized sports betting schemes which were already in operation prior to October 1991, such as those in Nevada, or which existed between January 1, 1976 and August 31, 1990. The Sports Protection Act is also inapplicable to pari-mutuel betting on horse and dog racing and jai alai.

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

         West Virginia has licensed the Company or its subsidiaries to supply VLTs to authorized locations in that state. The Company may apply for licenses in other jurisdictions that may now or in the future authorize video gaming industry, video lottery or slot machine operations.

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

DIRECTORS AND EXECUTIVE OFFICERS

         Certain information concerning directors and executive officers of the Company as of October 31, 1996 is set forth below:


                                                                                               DIRECTOR
NAME                                    AGE   POSITION                                           SINCE
----                                    ---   --------                                           -----
A. Lorne Weil........................   50    Chairman of the Board and Chief Executive           1989
                                              Officer
Sir Brian Wolfson....................   60    Vice Chairman of the Board(1)                       1988
Alan J. Zakon........................   61    Vice Chairman of the Board(1)(2)(3)                 1993
Larry J. Lawrence....................   54    Director (1)(2)(3)                                  1989
Marshall Bartlett....................   71    Director(2)(3)(4)                                   1991
Thomas H. Lee........................   52    Director(1)(4)                                      1991
William Luke.........................   49    Vice President, Chief Financial Officer             --
Gerald Lawrence......................   57    Vice President                                      --
Martin E. Schloss....................   50    Vice President, General Counsel and Secretary       --

-------------
(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee
(4)      Member of Stock Option Committee

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

         Sir Brian Wolfson has been a director of the Company since 1988 and a Vice Chairman of the Board since May 1995. He served as Acting President and Chief Executive Officer from June 1991 until October 31, 1991. From 1987 until May 1995 he was the Chairman, and from May 1995 to September 1995 was the Deputy Chairman, of Wembley plc, a United Kingdom corporation whose holdings include The Wembley Stadium, Arena and Conference Centre and Exhibition Halls in London. Sir Brian is currently a director of Kepner-Tregoe, Inc., Fruit of the Loom, Inc. and Playboy Enterprises, Inc.

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

         Mr. Thomas H. Lee has been a director of the Company since December 1991. Mr. Lee founded the Thomas H. Lee Company in 1974 and since that time has served as its President. Mr. Lee is currently a director of General Nutrition Companies, Inc., Health-o-Meter Products, Inc., Finlay Fine Jewelry Corporation, Playtex Family Products Inc., and Livent Inc. as well as several private companies. Mr. Lee is also a general partner of the ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and the ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "ML-Lee Acquisition Funds"), Chairman and Trustee of Thomas H. Lee Advisors I, and a general partner of Thomas H. Lee Advisors II, L.P., the investment advisors to the ML-Lee Acquisition Funds. He is the general partner of THL Equity Advisors Limited Partnership, the general partner of and investment advisor to Thomas H. Lee Equity Partners, L.P. In February 1991, Hills Department Stores, Inc., of which Mr. Lee was Chairman of the Board, filed for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Lee was a director of ASI from 1979 until it was acquired by the Company in 1989.

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

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table shows the compensation awarded or paid by the Company for services rendered for fiscal 1994, 1995 and 1996 to the chief executive officer and the four highest paid executive officers of the Company who received more than $100,000 in salary and bonuses during fiscal 1996 and who served as executive officers during fiscal 1996 (the "Named Executive Officers").


                                            SUMMARY COMPENSATION TABLE

                                            ANNUAL                              LONG TERM
                                        COMPENSATION (1)                   COMPENSATION AWARDS
                                        ----------------                   -------------------

              (a)                 (b)       (c)         (d)         (f)          (g)           (i)
              ---                 ---       ---         ---         ---          ---           ---
                                                                RESTRICTED   SECURITIES
                                                                   STOCK     UNDERLYING     ALL OTHER
  NAME AND PRINCIPAL POSITION              SALARY      BONUS       AWARD       OPTIONS     COMPENSATION
       AT FISCAL YEAR-END        YEAR       ($)         ($)       ($) (9)        (#)           ($)
       ------------------        ----       ---         ---       -------        ---           ---

A. Lorne Weil................... 1996      441,400(10)  --             --      273,000          17,200(6)
  Chief Executive Officer        1995      408,800      --        534,001(3)        --          12,700(7)
                                 1994      408,800      --             --           --          13,500(8)

William Luke.................... 1996      168,300      --             --      150,000              --
  Vice President and Chief
  Financial Officer

Martin E. Schloss............... 1996      195,700      --             --      100,000           7,500(6)
  Vice President, General        1995      175,000     13,000      70,272(4)        --           7,600(7)
  Counsel and Secretary          1994      135,600    115,000(2)       --       65,000(4)        6,200(8)

Gerald Lawrence................. 1996      219,300      --             --      150,000          11,100(6)
  Vice President                 1995      184,600     50,000     137,000(5)   100,000(5)           --

Thomas DeFazio (11)              1996      253,100         --          --      140,000(12)      37,400(6)
                                 1995      148,100     60,000          --      200,000(12)     113,000(7)


(1) Amounts shown include cash and non-cash compensation earned by the Named Executive Officers.
(2) Consists of fiscal 1994 bonus of $60,000 and special bonus of $55,000 to recognize contributions to the Company's longer-term strategic goals. These bonuses were initially payable in three equal installments in 1995, 1996 and 1997 as long as Mr. Schloss is employed by the Company. However, the Compensation Committee of the Board decided to pay out the second and third installments in 1996.
(3) On May 26, 1995, Mr. Weil exchanged options received in 1993 to purchase 600,000 shares of Class A Common Stock, constituting all of his options having exercise prices in excess of $4.13 per share (the average of the bid and asked trading prices of the Class A Common Stock on May 26, 1995) ("Underwater Options"), for an award under the Company's 1992 Equity Incentive Plan as amended and restated (the "1992 Plan") of 129,298 deferred shares of Class A Common Stock ("Deferred Shares") which will be issued in the future. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of Class A Common Stock.
(4) On May 26, 1995, Mr. Schloss exchanged all of his Underwater Options, constituting options to purchase 65,000 shares of Class A Common Stock, for an award of 17,015 Deferred Shares under the Company's

     1992 Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock.
(5) On May 26, 1995, Mr. G. Lawrence exchanged all of his Underwater Options, constituting options to purchase 100,000 shares of Class A Common Stock, for an award of 33,172 Deferred Shares under the Company's 1992 Plan. The vesting of such Deferred Shares will require either a lengthy period of future service or the achievement of certain performance goals for the Company as measured by the price of the Class A Common Stock.
(6)  Amounts of All Other Compensation for fiscal 1996 include the following:
     (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $7,500; Mr. G. Lawrence, $7,500.
     (ii) Life insurance coverage: Mr. Weil $9,700.
    (iii) Automobile allowance: Mr. G. Lawrence $3,600.
     (iv) Relocation expenses: Mr. DeFazio $37,400.
(7)  Amounts of All Other Compensation for fiscal 1995 include the following:
      (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $7,500.
     (ii) Life insurance coverage: Mr. Weil $5,200; Mr. Schloss, $100.
    (iii) COBRA medical coverage: Mr. DeFazio, $3,000.
     (iv) Relocation expenses: Mr. DeFazio, $110,000.
(8)  Amounts of All Other Compensation for fiscal 1994 include the following:
      (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $7,500; Mr. Schloss, $5,800.
     (ii) Life insurance coverage: Mr. Weil, $6,000; Mr. Schloss, $400.

(9) The number and value of the aggregate restricted stock holdings at October 31, 1996, is as follows:
      (i) Number of shares: Mr. Weil, 129,298; Mr. Schloss, 17,015; Mr. G. Lawrence, 33,172.
     (ii) Value of shares: Mr. Weil, $169,704; Mr. Schloss, $22,332; Mr. G. Lawrence, $43,535.
    (iii) In the event the Company declares a dividend on the Class A Common Stock, the restricted stocks listed above would receive dividend(s).
(10) Mr. Weil's 1996 annual compensation consisted of $430,300 in base salary plus a CPI adjustment of $11,100 owed during fiscal year 1995.
(11) Mr. DeFazio ceased as an officer and employee of the Company on August 5 and October 18, 1996, respectively.
(12) Unexercisable options of 273,333 were cancelled on October 18, 1996 and exercisable options of 66,667 were cancelled on January 17, 1997.

STOCK OPTIONS

The table below sets forth information with respect to stock options granted to the Named Executive Officers for fiscal 1996.


                                        OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                       POTENTIAL
                                                                                    REALIZABLE VALUE
                                                                                       AT ASSUMED
                                                                                      ANNUAL RATES
                                                                                     OF STOCK PRICE
                                                                                    APPRECIATION FOR
                                               INDIVIDUAL GRANTS                    OPTION TERM (1)
                               -------------------------------------------------   -----------------
              (A)                   (B)           (C)        (D)        (E)         (F)         (G)
             -----                 -----         -----      -----      -----       -----        ---
                                 NUMBER OF    % OF TOTAL
                                SECURITIES     OPTIONS
                                UNDERLYING    GRANTED TO  EXERCISE
                                  OPTIONS     EMPLOYEES   OR BASE
                                GRANTED (2)       IN       PRICE    EXPIRATION      5%         10%
             NAME                   (#)      FISCAL YEAR   ($/SH)      DATE         ($)         ($)
            ------                 -----     -----------  --------    ------       -----       ----

A. Lorne Weil..................     273,000    12.26%     $3.00     Dec-14-05   $ 515,065  $ 1,305,275
William Luke...................     150,000     6.73%     $3.0625   Feb-26-06   $ 288,898  $   732,125
Martin E. Schloss..............      50,000     2.24%     $2.8750   Nov-01-05   $  90,404  $   229,100
Martin E. Schloss..............      50,000     2.24%     $3.00     Dec-14-05   $  94,334  $   239,061
Gerald Lawrence ...............      75,000     3.37%     $2.8750   Nov-01-05   $ 135,605  $   343,651
Gerald Lawrence ...............      50,000     2.24%     $3.00     Dec-14-05   $  94,334  $   239,061
Gerald Lawrence ...............      25,000     1.12%     $3.3750   Mar-22-06   $  53,063  $   134,472
Thomas DeFazio (3).............     140,000     6.29%     $3.00     Dec-14-05   $ 264,136  $   669,372

(1) Represents the product of (i) the difference between (A) the per share fair market price at the time of the grant compounded annually at the assumed rate of appreciation over the term of the option, and (B) the per-share exercise price of the option, and (ii) the number of shares underlying the grant at the fiscal year-end.
(2) All options were granted under the Company's 1992 Plan. Options become exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant. The options may, subject to certain requirements, be exercised through the delivery of cash and/or Class A Common Stock. The options permit the optionee to request that the Company withhold shares sufficient to satisfy withholding tax requirements. The options are not transferable otherwise than by will or the laws of descent and distribution, in which case, and in the case of disability, they are exercisable for the following 12 months or the term of the option, whichever is shorter, for the full number of shares the optionee was entitled to purchase at the time of his death or disability. In the event of a termination of employment by the Company other than for cause or death or disability, an optionee has the right to exercise his option at any time within the three months following such termination or the term of the option, whichever is shorter, for the full number of shares he was entitled to purchase at the time of termination. In the event of termination for cause, the options shall be terminated.
(3)     These options were cancelled on October 18, 1996.

         The table below sets forth information for the Named Executive Officers with respect to fiscal 1996 year-end option values.


                                             AGGREGATED OPTION EXERCISES IN
                                        LAST FISCAL YEAR, AND FY-END OPTION VALUE

                  (A)                       (B)          (C)                (D)                  (E)
                                                                         NUMBER OF
                                                                         SECURITIES           VALUE OF
                                                                         UNDERLYING          UNEXERCISED
                                                                        UNEXERCISED         IN-THE-MONEY
                                           SHARES                        OPTIONS AT          OPTIONS AT
                                          ACQUIRED                    OCT. 31, 1996(#)     OCT. 31, 1996($)
                                             ON         VALUE           EXERCISABLE/        EXERCISABLE/
                  NAME                  EXERCISE(#)  REALIZED($)       UNEXERCISABLE        UNEXERCISABLE
                  ----                  -----------  -----------       -------------        -------------

A. Lorne Weil...........................    -0-          -0-          1,125,000/273,000          $ -0-/-0-
William Luke............................    -0-          -0-                -0-/150,000            -0-/-0-
Martin E. Schloss.......................    -0-          -0-             40,000/100,000            -0-/-0-
Gerald Lawrence.........................    -0-          -0-                -0-/150,000            -0-/-0-


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1996 the Compensation Committee of the Board consisted of Marshall Bartlett, Larry J. Lawrence and Alan J. Zakon. None of these individuals had any "interlock" relationship to report during 1996.


CERTAIN ARRANGEMENTS BETWEEN THE COMPANY AND ITS DIRECTORS AND OFFICERS

      Employee Agreements

         Effective November 1, 1992, the Company and Mr. Weil entered into a five-year employment agreement (the "Weil Employment Agreement") that provides for a base salary of $400,000, subject to annual increases in accordance with the Consumer Price Index, a performance bonus of 25% of base salary if the Company meets its budgeted earnings per share, an additional performance bonus based on excess earnings per share, not to exceed an additional 25% of base salary, and a performance bonus of up to 50% of base salary at the discretion of the Board of Directors. If the Company terminates Mr. Weil's employment under the Weil Employment Agreement other than for cause, Mr. Weil is entitled to collect his base salary for twelve months following such termination, plus a portion of the annual earnings per share-based performance bonuses. In connection with the Weil Employment Agreement, Mr. Weil received a five-year option, exercisable in three equal annual installments, to purchase 600,000 shares of Class A Common Stock of the Company at an exercise price of $3.50 per share. In August 1993, the Stock Option Committee accelerated the vesting period of the option such that the option became exercisable in full; in June 1996, the Stock Option Committee extended the term of the option to ten years.

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

         Effective February 26, 1996, the Company and Mr. William Luke entered into an employment agreement (the "Luke Employment Agreement") to employ Mr. Luke as Vice President and Chief

Financial Officer. The Luke Employment Agreement provides for a base salary of $250,000 and a performance bonus of up to 45% of the base salary and for participation in the Company's stock option plan. Accordingly, Mr. Luke received options to purchase 150,000 shares of Class A Common Stock of the Company at a price of $3.0625 per share, which options become exercisable in four equal annual increments of 37,500 on each of February 26, 1997, 1998, 1999 and 2000. Mr. Luke's agreement provides for a relocation allowance for reimbursement of moving expenses and transaction costs incurred by Mr. Luke as well as a temporary housing allowance of up to $12,000. In the event that the Company terminates Mr. Luke's employment other than for cause, prior to the first anniversary of his employment, Mr. Luke is entitled to receive his base salary for six months, and thereafter, one year salary, following such termination.

         Mr. DeFazio's employment with the Company terminated on October 18, 1996. In connection therewith, the Company and Mr. DeFazio entered into an agreement pursuant to which the Company will pay Mr. DeFazio approximately $419,574 over a period of eighteen months.

      Directors' Compensation

         In June 1996 each director of the Company who is not an employee of the Company received an award of 10,000 shares of Class A Common Stock issuable in the future ("Non-Employee Director Deferred Stock"). The shares of Non-Employee Director Deferred Stock were awarded under the 1992 Plan and vest, on a cumulative basis, as to one-third of the shares, on each of the first three anniversaries of the date of grant or in full if the non-employee director ceases to serve as a director as a result of death, disability, retirement at or after the age of 65, the failure to be renominated or reelected, or in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP

         The following table sets forth certain information as of October 31, 1996 as to the security ownership of those persons owning of record or known to the Company to be the beneficial owners of more than five percent of the outstanding Class A Common Stock of the Company, each of the Company's directors and executive officers and the Company's directors and executive officers as a group. Except as otherwise indicated, the stockholders listed on the table have sole voting and investment power with respect to the shares indicated. Share figures reflect (i) a three-for-two stock split in the form of a stock dividend of one share of Class A Common Stock for every two shares outstanding paid on June 30, 1993 and (ii) a two-for-one stock split in the form of a stock dividend of one share of Class A Common Stock for each share outstanding paid on October 25, 1993.



                                           SHARES OF CLASS A COMMON STOCK

NAME                                                                                   NUMBER             PERCENT(1)
A. Lorne Weil....................................................................      2,496,392(2)            7.51%
    750 Lexington Avenue
    25th Floor
    New York, New York  10022
Thomas H. Lee....................................................................      4,033,737(3)           12.60%
    c/o Thomas H. Lee Company
    75 State Street
    Boston, MA  02109
Larry J. Lawrence................................................................      2,431,207(4)            7.48%
    c/o Lawrence, Smith & Horey
    515 Madison Avenue, 29th Floor
    New York, New York  10022
Marshall Bartlett................................................................         33,333(5)                *
Gerald Lawrence..................................................................         32,250(6)                *
William Luke.....................................................................              0                   *
Martin E. Schloss................................................................         80,000(7)                *
Sir Brian Wolfson................................................................         61,667(8)                *
Alan J. Zakon....................................................................         63,667(9)                *
All directors and executive officers as a group
    (consisting of 9 persons) (2)(3)(4)(5)(6)(7)(8)(9)...........................      9,232,253(10)          26.31%
State of Wisconsin Investment Board..............................................      2,810,500(11)           8.93%
    P.O. Box 7842
    Madison, WI  53707
Oaktree Capital Management, LLC..................................................      2,000,000(12)           5.97%
    550 South Hope Street
    Los Angeles, CA  90071
Lawrence, Tyrrell, Ortale & Smith................................................      1,886,245(13)           5.81%
    515 Madison Avenue
    New York, New York  10022


---------
*     Represents less than 1% of the outstanding shares of Class A Common Stock.
(1) For purposes of determining beneficial ownership of the Company's Class A Common Stock, owners of Class A warrants and options exercisable within sixty days are considered to be the beneficial owners of the shares of Class A Common Stock into which such securities are convertible or for which such securities are exercisable. The percentage ownership of the outstanding Class A Common Stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his warrants or options for Class A Common Stock.
(2) Includes (a) 216,644 shares held in the name of the Lorne Weil 1989 Trust, of which Mr. Weil is Trustee, (b) 588,870 shares issuable upon exercise of warrants exercisable within 60 days some of which warrants are held in the name of the Lorne Weil 1989 Trust, which warrants were to expire in October 1996 and were extended by the Board of Directors to October 1999, and (c) 1,193,250 shares subject to stock options exercisable within 60 days, 525,000 and 600,000 of which were to expire in March 1997 and October 1997, respectively, and were extended by the Stock Option Committee to March 2002 and October 2002, respectively. Effective March 25, 1994, Mr. Weil entered into a swap transaction (the "Swap") with Bankers Trust Company ("BTC") in respect of 500,000 shares of the Class A Common Stock of the Company held by him (the "Swap Shares"). Mr. Weil continues to hold sole voting power over the Swap Shares which serve as collateral for the Swap transaction; however, Mr. Weil may substitute other collateral for the Swap Shares. Under the Swap arrangement (i) Mr. Weil is obligated to pay BTC (a) at the end of each quarter during the five (5) year term of the Swap (the "Term") the amount of any dividends declared during such quarter on the Swap and
     (b) at the end of the Term, any appreciation during the Term in the price of the Swap Shares above $26.7769 per share, (ii) BTC is obligated to pay Mr. Weil (x) at the end of each quarter during the Term, the amount equal to the three (3) month London Interbank Offered Rate less 2.125% of the Calculation Amount (as defined in the Swap documents) of $13,388,500, and
     (y) at the end of the Term, an amount equal to any depreciation during the Term in the price of the Swap Shares below $26.7769 per share. Mr. Weil will pay BTC an annual fee in consideration of its entering into the Swap. The Swap is for a five (5) year period, but will terminate if Mr. Weil dies or if certain other events occur during such period.
(3) Includes (a) 1,535,100 shares and 552,381 shares issuable upon exercise of warrants exercisable within 60 days that were to expire in October 1996 and were extended by the Board of Directors to October 1999 owned by the 1989 Thomas H. Lee Nominee Trust, and (b) 1,946,256 shares owned by Thomas H. Lee Equity Partners, L.P., which are deemed to be beneficially owned by Mr. Lee. Mr. Lee is a general partner of THL Equity Advisors Limited
     Partnership,  which is general  partner  of Thomas H. Lee Equity  Partners,
     L.P.
(4) Includes 42,533 shares issuable upon exercise of warrants exercisable within 60 days that were to expire in October 1996 and were extended by the Board of Directors to October 1999. Also includes (a) 902,483 shares, and
     (b) 983,762 shares issuable upon exercise of warrants exercisable within 60 days held by Lawrence, Tyrrell, Ortale & Smith. Mr. Lawrence is the general partner of Lawrence Venture Partners, the sole general partner of Lawrence, Tyrrell, Ortale & Smith.
(5) Consists of 30,000 shares subject to stock options exercisable within 60 days, 7,500 and 22,500 of which were to expire in December 1996 and December 1997, respectively, and were extended by the Stock Option Committee to December 2001 and December 2002, respectively and 3,333 shares issuable within 60 days under the 1992 Plan.
(6) Includes 31,250 shares subject to stock options exercisable within 60 days owned by Mr. Gerald Lawrence.
(7) Includes 65,000 shares subject to stock options exercisable within 60 days, 40,000 of which were to expire in October 1997 and were extended by the Stock Option Committee to October 2002.
(8) Includes (a) 45,000 shares subject to stock options exercisable within 60 days that were to expire in June 1998 and were extended by the Stock Option Committee to June 2003, and (b) 16,667 shares issuable within 60 days under the 1992 Plan.
(9) Includes (a) 45,000 shares subject to stock options exercisable within 60 days that were to expire in July 1998 and were extended by the Stock Option Committee to July 2003 and (b) 16,667 shares issuable within 60 days under the 1992 Plan.
(10) Includes (a) 2,167,546 shares issuable upon exercise of warrants and (b) 1,409,500 shares issuable upon exercise of stock options exercisable within 60 days and (c) 36,667 shares issuable within 60 days under the 1992 Plan.
(11) Based upon a Schedule 13F filed with the Securities and Exchange Commission for quarter ended September 30, 1996.
(12) Represents shares issuable upon conversion of $40,000,000 of debentures due 2001 convertible within 60 days owned by Oaktree Capital Management, LLC.

(13) Includes 983,762 shares issuable upon exercise of warrants exercisable within 60 days that were to expire in October 1996 and were extended by the Board of Directors to October 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 13, 1996, the Company extended a loan to A. Lorne Weil in the principal amount of $250,000. Such loan bears interest at the rate of 5.5% per annum and is payable on May 13, 2004.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Exhibits--The following is a list of additional exhibits:


 Exhibit
  Number                                             Description

    21    Amended List of Subsidiaries. (+)

    99.6 Common Stock Purchase Warrant dated October 31, 1991 issued to Heller Financial Inc. (1)

    99.7 Warrant to Purchase Class B Nonvoting Common Stock of Autotote Corporation dated October 30, 1992 issued to Heller Financial Inc. and other lenders. (2)

    99.8 Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement"), as amended as of January 29, 1997. (3)

    99.9 Warrant Agreement dated as of January 26, 1996 (the "1996 Warrant Agreement"), as amended as of January 29, 1997. (3)

    99.10 Amendment dated January 29, 1997 amending both the 1995 Warrant Agreement and the 1996 Warrant Agreement. (3)



(+)  Filed herewith.
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated November 14, 1991.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-34465) which became effective September 12, 1997.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            AUTOTOTE CORPORATION


Dated:  November 18, 1997

                                  By: /s/ A. Lorne Weil
                                     -------------------------------------
                                      A. Lorne Weil, Chairman of the Board,
                                      President and Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON NOVEMBER 18, 1997.


     SIGNATURE                                    TITLE                        DATE
     ---------                                    -----                        ----

     /s/ A. Lorne Weil         Chairman of the Board, President and      November 18, 1997
     --------------------      Chief Executive Officer, and Director
         A. Lorne Weil         (principal executive officer)

     /s/ William Luke          Vice President and Chief Financial        November 18, 1997
     --------------------      Officer (principal financial officer)
        William Luke

     /s/ DeWayne E. Laird      Corporate Controller                      November 18, 1997
     --------------------      (principal accounting officer)
        DeWayne E. Laird

     /s/ Sir Brian Wolfson     Director                                  November 18, 1997
     --------------------
        Sir Brian Wolfson

     /s/ Larry J. Lawrence     Director                                  November 18, 1997
     --------------------
        Larry J. Lawrence

     /s/ Marshall Bartlett     Director                                  November 18, 1997
     --------------------
        Marshall Bartlett

     /s/ Alan J. Zakon         Director                                  November 18, 1997
     --------------------
        Alan J. Zakon

                                  EXHIBIT INDEX



 EXHIBIT NO.                    DESCRIPTION                                PAGE
 -----------                    -----------                                ----

    21    Amended List of Subsidiaries