Form 10-K
period 1997-10-31
AUTOTOTE CORP
filed 1998-01-28
CIK 750004

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1997,

                                      OR

 [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO
                                               ------   -------

                        COMMISSION FILE NUMBER: 0-13063

                             AUTOTOTE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              81-0422894
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                       750 LEXINGTON AVENUE, 25TH FLOOR
                           NEW YORK, NEW YORK 10022
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        REGISTRANT'S TELEPHONE NUMBER:
                                (212) 754-2233

          Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
Class A Common Stock, $.01 par value           American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                                -        -

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                               -

  As of January 23, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $62,618,691.

  Common shares outstanding as of January 23, 1998 were 35,416,534.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following document is incorporated herein by reference:

              DOCUMENT                     PARTS INTO WHICH INCORPORATED
              --------                     -----------------------------
  Proxy Statement for the Company's                  Part III
 1998 Annual Meeting of Stockholders

                       EXHIBIT INDEX APPEARS ON PAGE 68

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       [LOGO OF AUTOTOTE APPEARS HERE]



                        1997 ANNUAL REPORT AND FORM 10-K

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

                                    PART I

  When used herein, the words "believe," "anticipate," "think," "intend," "will be" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainities discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to a fiscal year are to the Company's fiscal year which ends October 31. The term "pari-mutuel" is a form of wagering in which all wagers are placed in a pool and the payoff is computed based on the total amount of the pool, as compared to fixed odds wagering where the "house" sets the payoff. The pool of gross wagers is referred to as "Handle." Information with respect to Racing Industry Handle is only provided through 1995, the last year such information was available. References to "Autotote" or the "Company" include Autotote Corporation and its subsidiaries.

ITEM 1.  BUSINESS

INDUSTRY OVERVIEW

  Pari-mutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada, and approximately 100 other countries around the world.

  Despite the relative stability of total Racing Industry Handle from 1992 to 1995, OTB, telephone and intertrack wagering has experienced significant growth. This growth has been driven primarily by the expanded use of simulcasting and telecommunications technology in the North American Racing Industry, and by favorable changes in pari-mutuel wagering and simulcasting laws in various states. Further, the growth in the OTB, telephone and intertrack wagering has had the greatest impact at the largest racetracks in North America, which offer the most popular racing product (predominantly thoroughbred racing) and usually the largest pari-mutuel pools. The percentage of total North American Racing Industry Handle generated by the top 15 racetracks, as measured by annual aggregate Handle, increased from approximately 32% in 1992 to approximately 42% in 1995 and total Handle generated by these racetracks grew at a compound annual growth rate of approximately 9% from $6.2 billion in 1992 to $8.2 billion in 1995. The thoroughbred segment of the U.S. Racing Industry contributed significantly to this increase, growing from $9.6 billion in 1992 to $11.6 billion of Handle in 1996, a compound annual growth rate of approximately 5%.

  Autotote Corporation ("Autotote" or the "Company") has benefited from the growth trends in the industry. The Company is the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and is the exclusive licensed operator of substantially all off-track betting establishments ("OTBs") in the State of Connecticut. The Company is also a leading provider of computerized pari-mutuel systems worldwide, with systems in racetracks and OTBs in Europe, Central and South America, and Asia-Pacific. The Company believes its pari-mutuel wagering systems processed approximately 65% of the estimated $20 billion of North American Racing Industry Handle in 1997. The Company owns over 22,000 pari-mutuel wagering terminals in use throughout North America. In addition, the Company is the leading provider of Racing Industry simulcasting services in the United States through its broadcasting of live racing events via satellite to other racetracks and OTBs. The Company also currently provides technologically advanced video gaming machines ("VGMs") to the North American Racing Industry for use at racetracks. Further, the Company provides lottery systems and equipment both in the United States and internationally.

  The Company's proprietary pari-mutuel wagering systems process the sale and cashing of wagers through ticket-issuing terminals, accumulate wagering data, calculate pari-mutuel odds, distribute information to display systems and provide management information and marketing services for its customers. The wagering systems utilize high-volume, real-time transaction and data processing networks, managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment, and operations and applications software. Revenues received by the Company for providing and operating its pari-mutuel wagering systems in North America generally range up to approximately 0.55% of the Handle on a particular event with a weighted average of approximately 0.35% of the Handle. In Connecticut, where the Company owns and operates the Connecticut OTB, it retains from 15% to 25% of the Handle. In addition, the Company receives daily or monthly fees from its Racing Industry customers for the provision of simulcasting services and the use of certain Company-owned pari-mutuel equipment.

  The growth in OTB, telephone and intertrack wagering, together with the Company's extensive penetration of the North American pari-mutuel wagering market, have enabled the Company to generate increased revenues. The Company has achieved this because it (i) is the leading provider of pari-mutuel wagering systems to the leading racetracks whose live racing events are in the greatest demand for off-track wagering, (ii) is a leading provider of computerized pari-mutuel wagering systems and automated telephone betting equipment to OTBs and racetracks accepting wagers on simulcasted racing events, (iii) is the leading simulcaster of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America, and (iv) owns the Connecticut OTB, including the Bradley Teletheater and Sports Haven(R) entertainment complexes, three simulcasting branches and six other OTB locations, which accept wagers on racing events at more than 30 racetracks throughout North America and which processed approximately $203 million in Handle in fiscal 1997. The Company believes that it will realize additional benefits to the extent that states enact further legislation which facilitates growth in OTB, telephone and intertrack wagering.

  The Company's lottery operations (i) provide wagering equipment and services to operate the Connecticut State Lottery under an exclusive full-service facilities management contract, (ii) provide support and maintenance services for on-line lotteries, including government authorized lotteries in Israel and Italy and (iii) market new wagering systems and equipment to other on-line lotteries. On December 15, 1997, the Company signed an agreement with the Connecticut Lottery Corporation to service the Connecticut State Lottery through May 2003, with five one-year options to extend the contract through May 2008. Under the terms of the agreement, the Company will provide and operate a triplex on-line system and manufacture and install approximately 3,200 new PROBE-L lottery terminals. The Company expects to finance its obligations under this agreement by entering into a long-term financing arrangement in fiscal 1998. There can be no assurance that the Company will be able to secure such financing with terms favorable to the Company. In the event the Company is unable to secure such financing, it will need to use either some of the Company's existing cash or cash available under the Facility (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources).

  For information on the Company's business and geographic segments, see Note 18 to Consolidated Financial Statements.

PARI-MUTUEL OPERATIONS

  Pari-mutuel Operations have accounted for 85%, 73% and 83% of the Company's total service revenues and product sales for the fiscal years 1997, 1996 and 1995, respectively.

 North American Wagering Systems

  The Company's wagering systems and/or related equipment process wagers at approximately 100 racetracks in North America, including 10 of the top 15 largest racetracks and at over 800 OTBs. In North America, the Company's customers typically enter into five-year service contracts pursuant to which the Company provides the pari-mutuel wagering system, as well as the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. The Company maintains ownership of the pari-mutuel wagering systems which enables it to employ such equipment in more than one racetrack at different times during the year.

  The pari-mutuel wagering systems provided by the Company in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. The systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket issuing terminals used in a system are generally determined by the amount of wagering at, and physical layout of, the facility. Ticket issuing terminals are installed at several different racetracks or off-track facilities, respectively, and the central processing system communicates with the wagering systems at the on-track locations via telephone or data communication lines. The Company generally does not, however, employ the clerks who issue wagering tickets using the Company's teller-operated terminals. Additional software and other support functions are provided by the Company.

  Revenues received by the Company for providing and operating its pari-mutuel wagering systems in North America generally range up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately 0.35% of the Handle), subject in many instances to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under the Company's service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility.

  In addition to payments received for wagering which takes place at a location where the Company operates a wagering system, the Company also typically receives an "Interface Fee" of 0.125% for wagers that are made from remote sites on a race that is occurring at a racetrack where the Company operates the wagering system. This Interface Fee is charged and typically collected from the remote site where the wager is placed whether or not such site is a customer of the Company. As intertrack and off-track wagering has increased, the percentage of total North American Racing Industry Handle on which Interface Fees are charged has grown.

  In recent years, the Company has focused on the creation of regional networks of large and medium sized racetracks, rather than single facilities at smaller racetracks. These networks allow the Company to achieve economies of scale by centralizing its service operations and more efficiently utilizing its installed base of computer hardware. Additionally, when linked to the Company's other regional and national pari--mutuel wagering networks, these networks provide the Company's customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. The Company believes the creation of these regional networks has, in part, been responsible for the Company's increase in market share from less than 30% in 1990 to approximately 65% of the estimated total North American Racing Industry Handle in 1997. Additionally, the Company believes its established wagering networks will give the Company a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of the Company's ability to offer customers greater services more efficiently than its competitors. The Company currently operates its regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, Louisiana, Michigan, New York, Oregon, Pennsylvania, Washington, West Virginia, Puerto Rico, Alberta, British Columbia and Ontario.

  An additional outlet for the Company's pari-mutuel wagering systems is the Atlantic City casino market. The Company operates pari-mutuel wagering systems for all of the casinos in Atlantic City that offer their patrons the opportunity to make wagers on racing events. Services provided to these casinos are similar to those provided directly to OTBs.

  In its service contracts, the Company makes certain warranties regarding the operation, performance, implementation and reliability of its wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The Company's warranties in its wagering systems contracts are negotiated, and accordingly vary on a case-by-case basis.

 Connecticut OTB

  In 1993, the Company purchased from the State of Connecticut the exclusive right to operate substantially all off-track betting within the state. Since the Company commenced operating the Connecticut OTB, it has implemented several important product and service enhancements, including expanded simulcasting from racetracks across the country, common pool wagering, seven day per week operations at seven locations and expanded telephone betting. These improvements have helped increase the Connecticut OTB Handle from approximately $133 million in fiscal 1993, when the State of Connecticut last operated the Connecticut OTB, to approximately $203 million in fiscal 1997. The Company believes its expertise developed in operating the Connecticut OTB provides it with a competitive advantage in obtaining future OTBs through privatization. The Company currently operates 11 Connecticut OTB locations statewide, including two simulcasting teletheaters in New Haven and Windsor Locks, three similcasting branches and a telephone account betting operation in New Haven. The Company's approximately 39,000 square feet Bradley Teletheater in Windsor Locks features simulcasts of racing events, dining facilities and other services. During fiscal 1995, the Company opened the approximately 55,000 square feet New Haven sports, simulcasting and entertainment complex called Sports Haven(R) which features pari-mutuel wagering on thoroughbred, harness, greyhound and jai alai events shown live on large screens and televisions throughout the facility. Since its opening, wagering in New Haven has increased from approximately $35.0 million to $53.5 million annually.

  The exclusive right to operate the Connecticut OTB is subject to state regulations with respect to such matters as the location of OTBs, hours of operation and certain financial and operational standards. The Company must pay liquidated damages to the state if these standards are not met. The Company is also subject to a pari-mutuel tax of 3.5% of all monies wagered. The percentage of the total Handle which the Company may receive as the operating revenues from the Connecticut OTB is determined by the track where the event is held and ranges from 15% to 25%, depending on the racetrack and type of wagers.

  The Company believes operation of the Connecticut OTB further strengthens its competitive position in attracting certain new racetrack customers to the extent that the Connecticut OTB does not already accept wagers for such racetrack's racing events. The Company can enhance a proposal for its services by offering the racetrack the opportunity to have its racing events wagered upon at the Connecticut OTB. In return, racetracks generally receive between 3% and 6% of pari-mutuel wagers as a payment.

  In 1996, the Company received legislative approval to expand its operations to seven days a week subject to local approval. Currently seven Connecticut OTB locations operate seven days a week. In June 1997, the State of Connecticut passed legislation authorizing the Company to simulcast live racing events in up to six locations. The Company simulcasts at its Bradley Teletheater and Sports Haven(R) locations as well as at its branches in New Britain, Bristol and Hartford. Such legislation also authorized racetracks and jai alai frontons within Connecticut to retain a larger portion of the Handle from pari-mutuel pools. The Connecticut OTB typically retains the same amount as the racetrack or fronton where the event is held. As a result, the Company believes that, to the extent that the racetracks and jai alai frontons increase the amounts that they retain, the Company's gross profit will be positively affected. During fiscal 1997, the Company estimates that patrons wagered approximately $54 million at the Connecticut OTB on races and jai alai events which took place within Connecticut.

 Simulcasting Systems

  The Company is the leading simulcaster of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America. The Company simulcasts racing events from over 40 racetracks and jai alai frontons to over 150 racetracks and over 750 OTBs throughout North America.

  Simulcasting is the process of transmitting the audio and video signal of a live racing event from one facility to a satellite for reception by wagering locations across the country. Simulcasting provides racetracks the opportunity to increase revenues by sending their signals to as many wagering locations as possible, such as other racetracks, OTBs and casinos. Sending live audio and video broadcasts of remote racing events generates increased revenues for other parts of the Company and its customers by (i) increasing the consumer base for the remote events and (ii) maximizing the number of events available to a patron for wagering by utilizing idle time between races at racetracks to broadcast remote events.

  In its simulcasting operations, the Company leases satellite transponders and uses digital compression technology to increase the number of events which may be simulcasted at one time. The Company also owns vehicles which uplink the video and audio signals of racetrack and jai alai events to Company controlled satellite transponders and owns decoders which are used by OTBs and intertrack wagering facilities to unscramble the transmission signal from other racetracks. In general, the Company receives fees as follows: (i) a daily fee charged to racetracks for the broadcast transmission services, including the uplink vehicle, operator and the use of satellite time controlled by the Company; and (ii) a fee charged to receiving sites for the use of the Company's decoders to unscramble the transmission feed of other racetracks. In addition, the Company often sells excess satellite transponder capacity to other users of satellite communications outside the Racing Industry. From time to time, the Company sells such excess capacity under long-term contracts.

 International Pari-Mutuel Operations

  The Company operates all aspects of the pari-mutuel wagering systems at racetracks in France, Germany and Austria, including in some cases employing the agents that issue the wagering tickets. In fiscal 1997, the Company derived approximately $11.8 million in service and sales revenues from its French pari-mutuel wagering operations and $3.0 million in service and sales revenues from its German and Austrian pari-mutuel wagering operations.

  In its other international markets, the Company generally sells, delivers and installs pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. The Company generally designs a customized system to meet the unique needs of each customer, including game designs, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of the Company's proprietary system software, as well as technical assistance, support, accessories and spare parts. The Company's personnel participate in the installation and then train the customer's personnel. The Company has sold its systems in approximately 25 countries.

 Video Gaming

  The Company has developed a proprietary line of VGMs, which combine full gaming functionality, such as video poker, blackjack, spinning reels and keno, with full race betting functionality and picture-in-picture capabilities, providing multiple opportunities for revenue generation at racetracks where VGM wagering is permitted. The Company's latest VGM terminal, the PROBE XLC, allows patrons to play card games, wager on horse races and watch simulcasted races or other types of televised programs unrelated to wagering on the picture-in-picture video monitor, while continuing to play the selected video games. The Company currently has installed approximately 1,300 PROBE XLC terminals in two racetracks in West Virginia, for which it receives a percentage of income generated by the terminals. The Company believes its penetration of the pari-mutuel wagering business positions it to become a significant provider of VGMs if video gaming is approved in more racetracks across the country. The Company has also sold VGMs to the Manitoba Lottery Commission.

 Casino/Race and Sports Wagering

  In October 1996, the Company sold CBS, its casino/race and sports wagering service business ("CBS") which provided sports wagering systems to 107 of the 113 casinos in Nevada and to the leading operator of sports wagering facilities in Mexico. Through a distributor affiliated with the purchaser of CBS, the Company expects to continue to provide pari-mutuel wagering terminals and parts to the casinos and sports wagering facilities that generally use systems manufactured by the Company.

  In connection with the sale of CBS, the Company has entered into an agreement not to compete anywhere in the world with respect to the purchaser's race and sports book business for a minimum of five years. In addition, the contract for the sale of CBS provides that the Company and CBS will offer each other certain rights of first refusal with respect to business opportunities in the race and sports book business internationally. The Company does not believe that these agreements will have a material impact on its ability to conduct its business.

LOTTERY OPERATIONS

  Lottery Operations have accounted for 15%, 27% and 17% of the Company's total service revenues and product sales for the fiscal years 1997, 1996 and 1995, respectively.

  The Company designs, installs, operates and maintains on-line computer-based lottery systems and provides equipment for lottery systems both in the United States and internationally. Lottery systems are required to process very large transaction volumes. Such high performance requirements dictate the need for sophisticated software applications that necessitate expertise in software engineering and development. In the United States, the Company's primary focus is operating the Connecticut Lottery. Internationally, the Company has provided central processing systems and/or terminals to lotteries in Israel and Italy, and has a contract to deliver a system and terminals for a lottery in Barbados. The Company has previously provided 14,000 terminals for Italy's TOTIP pari-mutuel lottery, a nationwide lottery based on horse racing, and continues to maintain and sell terminal upgrades to TOTIP.

  In connection with the Connecticut State Lottery, the Company provides all equipment, personnel and services necessary to operate the lottery network of approximately 3,200 terminals while retaining title to the equipment. On December 15, 1997, the Company signed an agreement with the Connecticut Lottery Corporation to service the Connecticut State Lottery through May 2003, with five one-year options to extend the contract through May 2008. Under the terms of the agreement, the Company will provide and operate a triplex on-line system and manufacture and install approximately 3,200 new PROBE-L lottery terminals. Revenues received by the Company from its operation of the Connecticut State Lottery are based on a percentage of amounts wagered in the lottery.

  The Company's lottery products consist primarily of central processing systems, including data communication networks, and on-line and on-line/off-line computer-based lottery terminals. The lottery management system portion of the product includes a lottery administration client-server network and relational database. Lottery terminals are generally on-line to the central system via telephone lines connected to the system's communication front-end processors.

 Sale of European Lottery Business

  On April 15, 1997, the Company completed the sale of its European lottery business for cash consideration of approximately $26.6 million, including contingent consideration of approximately $1.6 million based upon a balance sheet of the European lottery business, prepared as of such date. In addition, the Company provided the purchaser with a letter of credit to secure certain obligations of the Company under the sale agreement. At October 31, 1997, $1.5 million remains outstanding under the letter of credit which reduces to zero in accordance with a schedule on specified dates through October 1998.

  Under the terms of the sale, the purchaser will have the right to license and purchase the Company's terminals for use in lottery applications. Currently neither the European lottery business nor the purchaser has on-line lottery wagering terminals. Also under the agreement, the purchaser has a right of first refusal to purchase the Company's remaining lottery business. The Company, however, currently has no plans to sell this business and remains committed to serving the North American lottery market and its existing customers.

  In connection with the sale of the European lottery business, the Company agreed not to compete for three years in the on-line lottery business outside of the United States and Canada except with respect to (a) existing customers (including customers in Israel and Italy) not served by the European lottery business and (b) certain identified proposed customers of the Company. The non-competition covenants do not apply to the Company's right to sell certain terminals for lottery applications anywhere, except to existing customers of the European lottery business.

CONTRACT PROCUREMENT

  Contract awards by horse and greyhound racetracks, OTBs and casino/sports wagering facilities and from state and foreign governments often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Contracts have a high dollar value and are technically and commercially complex and may require substantial initial cash outlays. Start up costs associated with contract awards typically involve expenditures for items such as software development/customization, assembly of wagering systems, and installation costs including electrical and carpentry work, transportation and placement of equipment, and system implementation. Such costs are primarily comprised of labor related expenses due to the relative magnitude of software development and customization in the start up phase. In the United States, lottery authorities generally commence the contract award process by issuing a request for proposals inviting bids and proposals from various lottery vendors. Internationally, lottery authorities do not typically utilize such a formal bidding process, but rather negotiate proposals with one or more potential vendors.

  The Company's contracts for the provision of pari-mutuel services are typically for terms of five years. Contracts representing 8%, 14%, 9%, and 26% of the Company's annual pari-mutuel service revenues are scheduled to expire in fiscal years 1998, 1999, 2000 and 2001, respectively. The Company's contract to operate the Connecticut State Lottery has been renewed for five years with five one-year renewal options. The Company historically has been successful in renewing its largest contracts as they have come due for renewal. However, there can be no assurance that the Company will continue to be able to renew pari-mutuel systems operating contracts with its largest customers or to further renew the lottery contract with the State of Connecticut, and, if it is unable to do so, there would be a material adverse effect on the Company.

SERVICE AND SUPPORT

  The Company's staff of approximately 510 persons, including regional and national managers and trained maintenance and field service personnel, supports the operation of the Company's systems and communications networks. The Company's personnel support its systems by performing routine system maintenance and repairs of systems and equipment when needed.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its ability to attract new wagering system customers and retain existing customers depends in part on its ability to continue to incorporate technological advances into and to improve its product lines. The Company maintains a development program directed toward systems development as well as toward the improvement and refinement of its present products and the expansion of their uses and applications. The Company employs approximately 40 people in connection with software, engineering and product development.

INTELLECTUAL PROPERTY

  The Company maintains patent protection on certain of its pari-mutuel wagering and lottery products and has a number of registered trademarks and other common law trademark rights for certain of its products. The software and control systems for the Company's wagering systems are also protected by copyright and/or trade secret laws.

PRODUCTION PROCESSES; SOURCES AND AVAILABILITY OF COMPONENTS

  Production of the Company's wagering systems and component products primarily involves the assembly of electronic components into more complex systems and products. In 1997, the Company began limited terminal assembly at its Newark, Delaware administration and development facility. In addition, limited production of certain product lines is performed at the Company's manufacturing facility in Ballymahon, Ireland. Other manufacturing is contracted out to third party vendors, as needed.

  The Company normally has sufficient lead time between reaching an agreement to serve a wagering facility and commencing actual operations at such facility. In the event the current suppliers of central processing units were no longer available, the Company believes that it would be able to adapt its application software to hardware available from other sources within a time frame sufficient to allow it to meet new contractual obligations, although the price competitiveness of the Company's products might diminish. The lead time for obtaining most of the electronic components used by the Company is approximately 90 days. The Company believes that this is consistent with its competitors' lead times and is also consistent with the needs of its customers.

COMPETITION

  A significant portion of the Company's revenues are generated from pari-mutuel wagering on racing events at racetracks and OTBs. The market for pari-mutuel wagering is competitive, and certain of the Company's competitors may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of design, performance, reliability and pricing of its products as well as customer service. To effectively compete, the Company expects to make continued investments in product development and/or acquisitions of technology. As new wagering products are developed, the Racing Industry may experience increased competition for wagers. Competition for wagers also comes from casino gaming, which has continued to expand, and other forms of legal and illegal gambling.

  The Company's two principal competitors in the North American pari-mutuel wagering systems business are Powerhouse Technologies Inc. ("PTI"), formerly Video Lottery Technologies, Inc., which operates its pari-mutuel wagering systems business through its subsidiary United Wagering Systems, Inc., and AmTote International, Inc. Video gaming industry terminal suppliers include PTI, International Game Technology, WMS Industries Inc., Alliance Gaming, Inc. and several smaller companies. The Company's competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains the leading market position internationally, although certain companies possess regional strengths.

  Competition in the simulcasting business in North America currently is fragmented. Other than the Company, only Roberts Television International, Inc. has achieved a significant share of the market.

  The on-line lottery business is also highly competitive. State and foreign governments normally award contracts based on competitive bidding procedures. Significant factors which influence the award of lottery contracts include price, the ability to optimize lottery revenues through marketing capability and applications knowledge, the quality, dependability and upgrade capability of the network, the experience, financial condition and reputation of the vendor, and the satisfaction of other requirements and qualifications which the lottery authority may impose. There can be no assurance that the Company will achieve the technological advances necessary, have the financial resources or otherwise have the ability to effectively compete in this market. The Company's principal competitors in the on-line lottery business are Gtech Holdings Corp. and PTI, through its subsidiary Automated Wagering, Inc.

  The market for the Company's products is affected by changing technology, new legislation and evolving industry standards. The Company's ability to anticipate such changes and to develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company's ability to expand, remain competitive, attract new customers and retain existing contracts. There can be no assurance that the Company will have the financial or other resources to respond to such changes or to develop and introduce new products on a timely basis.

  In connection with the sales of CBS and the European lottery business, the Company entered into certain agreements not to compete which the Company believes will not have a material impact on the Company's ability to conduct its business.

REGULATION

 General

  Pari-mutuel wagering, sports wagering, video gaming and on-line lotteries may be conducted in jurisdictions that have enacted enabling legislation. In jurisdictions which currently permit various wagering activities, regulation is extensive and evolving. Regulators in such jurisdictions review many facets of an applicant/holder of a license including, among other items, financial stability, integrity and business experience. The Company believes that it is currently in substantial compliance with all regulatory requirements in the jurisdictions where it operates. Any failure to receive a material license or the loss of a material license that the Company currently holds could have a material adverse effect on the overall operations and financial condition of the Company.

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

 Pari-Mutuel Wagering

  Forty-three states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races and 19 states and many foreign countries, including Mexico, have authorized pari-mutuel wagering on dog races. In addition, Connecticut, Rhode Island, Nevada, Florida and Mexico also allow pari-mutuel betting on jai alai matches.

  Companies which manufacture, distribute and operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require the Company, as well as its directors, officers, certain employees and holders of 5% or more of the Company's common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of the Company and its key personnel and stockholders in order to insure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause the Company's licensing status to come under review in other jurisdictions as well.

  A subsidiary of the Company that provides pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey is licensed by the New Jersey Casino Control Commission ("New Jersey Commission") as a gaming related casino service industry in accordance with the New Jersey Casino Control Act ("Casino Control Act") for an initial period of two years and then for renewable periods of four years thereafter. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. The Company must also qualify under the standards of the Casino Control Act. The Company and its licensed subsidiary may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all financial backers, who may be required to seek qualification or waiver of qualification. For casino holding companies, the New Jersey Commission traditionally has granted informal waivers at the staff level for non institutional investors holding less than 15% of a debt issue and for institutional investors holding less than 50% of a debt issue and less than 20% of the issuer's overall debt.

  The New Jersey Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The New Jersey Commission may require that persons holding five percent or more of the Class A Common Stock of the Company qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly-traded corporation if the holder owns at least five percent of such corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize the Company's license. In addition, the New Jersey Racing Commission also licenses this subsidiary and retains concurrent regulatory oversight over this subsidiary with the New Jersey Commission.

  The Company's rights to operate the Connecticut OTB system shall continue as long as the Company holds all licenses required for the operation of the system. In addition, the officers and directors and certain other employees of the Company must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the "Division") may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The Company has also agreed to comply with regulations proposed by the Division which regulate certain aspects of the system's operation. The approval of the Connecticut regulatory authorities is required before any offtrack betting facility is closed or relocated or any new branch or simulcast facility is established.

  While in the past and at present the Company has been the subject of enforcement proceedings instituted by one or more regulatory bodies, the Company has been able to consensually resolve any such proceedings upon its implementation of remedial measures and/or the payment of settlements or monetary fines to such bodies. The Company does not believe that any of these proceedings, past or pending, will have a materially adverse effect on the Company. However, there can be no assurance that similar proceedings in the future will be similarly resolved, or that such proceedings will not have a material adverse impact on the Company's ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

 Video Gaming

  Coin or voucher operated gambling devices offering electronic, video versions of slots, poker, black-jack and similar games are known as VGMs, video lottery terminals ("VLTs") or slot machines, depending on the jurisdiction. These devices represent a growing area in the wagering industry. The Company or its subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs, VLTs or slot machines.

  Twenty-four states and Puerto Rico authorize wagering on VGMs, VLTs or slot machines at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, such as Rhode Island and West Virginia, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Indian tribes throughout the United States are also authorized to operate these devices on reservation lands. In addition, several Canadian provinces and various foreign countries have authorized their use.

  Government officials in other states are considering proposals to legalize or expand video gaming, video lottery or slot machines in their states. Legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

  Companies that manufacture, sell or distribute VGMs, VLTs or slot machines are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to insure the responsibility, financial stability and character of equipment manufacturers and their key personnel and stockholders through licensing requirements, (ii) to insure the integrity and randomness of the machines, and (iii) to prohibit the use of VGMs, VLTs or slot machines at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs, VLTs and slot machines generally resemble the pari-mutuel and sports wagering regulations in all the basic elements described above.

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

  Federal law also affects the Company's video gaming industry activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs, VLTs and slot machines, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of the Company's products, such as the PROBE XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel betting at a racetrack, such as the Company's pari-mutuel wagering terminal. The Company has registered under the Devices Act, and believes that it is substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

 Lottery Operations

  At the present time, 37 states, the District of Columbia, Puerto Rico, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Once authorized, the award of lottery contracts and ongoing operation of lotteries in the United States is highly regulated. Although certain of the features of a lottery, such as the percentage of gross revenues which must be paid back to players in prize money, are usually established by legislation, the lottery authorities generally exercise significant authority, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services.

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

  At present, 43 states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize inter-state and/or intra-state pari-mutuel wagering, which may involve the simulcasting of such races. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering, and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by the Company or its subsidiaries to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. The Company believes that it and/or its subsidiaries are in substantial compliance with applicable regulations and that the Company, its subsidiaries, and/or the appropriate third parties have entered into contracts and obtained the necessary regulatory approvals to lawfully conduct current simulcast operations.

 Casino/Race and Sports Wagering

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

  Companies which manufacture, sell or distribute sports wagering equipment are subject to the various laws and regulations of the countries and states which permit sports wagering. These rules primarily concern the responsibility, financial stability and character of the sports wagering equipment companies, as well as the individuals financially interested or involved in the gaming industry operations. The rules generally resemble the regulations which govern the pari-mutuel wagering industry. Companies and individuals are required to be licensed before they may manufacture, distribute, own or operate sports wagering equipment; they are subject to background investigations designed to protect the integrity of the gaming industry; they may have their licenses denied, revoked or restricted for any cause deemed reasonable; and the loss of their license in one jurisdiction could adversely affect their licensing status in other jurisdictions.

  The Company believes that it is in substantial compliance with all regulations now governing sports wagering in the United States and the various foreign countries where the Company conducts business. There can be no assurance that subsequent regulations will not be burdensome to the Company, its personnel or its stockholders.

EMPLOYEES

  As of October 31, 1997, the Company employed approximately 880 persons. Of this total, approximately 510 persons were engaged in full-time field operations, 200 in part-time tellering/cashiering, approximately 40 in engineering and software product development, approximately 20 in marketing and approximately 110 in financial, administration and other positions. Most of the North American pari-mutuel employees of the Company involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts which have been renewed through May 2000 and October 2001. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

  Certain information concerning the executive officers of the Company as of October 31, 1997 is set forth below:

NAME                     AGE POSITION
----                     --- --------
A. Lorne Weil...........  51 Chairman of the Board, President and Chief Executive Officer
William Luke............  50 Vice President and Chief Financial Officer
Gerald Lawrence.........  58 Vice President
Martin E. Schloss.......  51 Vice President, General Counsel and Secretary

  Executive Officers of the Company hold office for an indefinite term, subject to the discretion of the Board of Directors of the Company.

  Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 31, 1991 and Chief Executive Officer since April 1992. From 1982 until 1989, Mr. Weil was a director and consultant to the holding company of one of the Company's current subsidiaries. From October 1990 until April 1992, Mr. Weil held various senior management positions at the Company and its subsidiaries. From 1979 to November 1992 he was the President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to the high technology industry. Mr. Weil is currently a director of Fruit of the Loom, Inc. and General Growth Properties, Inc.

  Mr. William Luke has been Vice President and Chief Financial Officer of the Company since February 1996. Mr. Luke served as Vice President-Finance and Chief Financial Officer of Nashua Corporation from August 1984 through November 1995.

  Mr. Gerald Lawrence has been Vice President of the Company since November 1994 and President of North American Systems, a division of the Company, since March 1996. From April 1995 to March 1996, he served as President of Autotote Gaming Industry Group, a division of the Company. From January 1991 to August 1994, he held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

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

ITEM 2. PROPERTIES

  The Company leases approximately 12,000 square feet for its corporate headquarters in New York; 40,000 square feet for its administration and development facility in Newark, Delaware; 16,000 square feet of office and warehouse space in Rocky Hill, Connecticut in order to operate the Connecticut State Lottery; 2,000 square feet of office space for its operations center in Gelsenkirchen, Germany; 2,900 square feet of office space in Owings Mills, Maryland; 3,000 square feet of warehouse space in Englewood, New Jersey; approximately 10,000 square feet for its manufacturing facility in Ballymahon, Ireland; and 20,800 square feet of warehouse space in Newark, Delaware. The Company leases approximately 44,000 square feet of space for its Connecticut OTB locations in Norwalk, Bridgeport, West Haven, East Haven, Meriden, New Britain, Bristol, Waterbury and Torrington. The Company owns the Bradley Teletheater in Windsor Locks and the Sports Haven(R) complex in New Haven, encompassing approximately 39,000 square feet and 55,000 square feet, respectively, both of which are used for OTB operations. The Company's Sports Haven(R) facility in New Haven also houses its central off-track betting computer operations and telephone wagering systems for the Connecticut OTB. The Company leases an additional 2,000 square feet for its OTB administrative offices and approximately 7,700 square feet for warehousing in New Haven. In addition, the Company owns approximately 10,000 square feet of office space in Cedex, France.

  The Company's lease in Newark, Delaware resulted from the sale and leaseback of its facility in January 1996. The sale-leaseback arrangement established a sale price of $1.0 million and provided the Company with a lease term of up to ten years. See Note 9 to Consolidated Financial Statements for more information about the Company's leases.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of the stockholders of the Company was held on August 13, 1997 to elect five directors of the Company, to approve the Autotote Corporation 1997 Incentive Compensation Plan and to ratify the appointment of KPMG Peat Marwick LLP as auditors for the Company's next fiscal year. All matters put before the stockholders passed as follows:

DIRECTOR NOMINEES/OTHER MATTERS                       FOR      AGAINST  ABSTAIN
-------------------------------                    ---------- --------- -------
A. Lorne Weil..................................... 27,453,373   334,514    --
Marshall Bartlett................................. 27,431,307   338,580    --
Larry Lawrence.................................... 27,456,316   313,571    --
Sir Brian Wolfson................................. 27,455,809   314,078    --
Alan J. Zakon..................................... 27,457,101   312,786    --
Approval of Autotote Corporation 1997 Incentive
 Compensation Plan................................ 22,314,993 4,979,581 68,377
Ratification of appointment of KPMG Peat Marwick
 LLP.............................................. 27,556,480   125,419 87,988

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The Company's Class A Common Stock is traded under the symbol "TTE" on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Class A Common Stock.

                                                                      HIGH  LOW
                                                                      ----- ----
      Fiscal 1996
        First Quarter................................................ $3.81 2.81
        Second Quarter...............................................  3.81 2.88
        Third Quarter................................................  3.50 1.50
        Fourth Quarter...............................................  2.00 1.00
      Fiscal 1997
        First Quarter................................................ $1.75 1.06
        Second Quarter...............................................  1.50 1.00
        Third Quarter................................................  2.06 1.06
        Fourth Quarter...............................................  3.13 1.63

  On January 23, 1998, the last reported sales price for the Class A Common Stock on the American Stock Exchange was $2.31 per share. The approximate number of holders of record of the Class A Common Stock as of January 23, 1998 was 2,383.

  The Company has never paid any cash dividends on its Class A Common Stock. The Board presently intends to retain all earnings for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing the Company's 10 7/8% Senior Notes due 2004, the Company and its Restricted Subsidiaries are not permitted to pay any cash dividends or make certain other restricted payments (other than stock dividends) on its Class A Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

  In December 1996, the Company issued 2,963,590 shares of unrestricted Class A Common Stock as part of the settlement of its stockholder litigation. The shares were issued in reliance upon the exemption from registration provided for under Section 3(a)(10) of the Securities Act of 1933, as amended (the "Act").

  In March 1997, the Company sold 797,500 shares of Class A Common Stock in connection with an offering to its management and members of its Board of Directors. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In April 1997, the Company issued 5,000 shares of Class A Common Stock in connection with a consulting agreement. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In July 1997, the Company issued $110 million aggregate principal amount of 10 7/8% Series A Senior Notes due 2004 to "qualified institutional buyers" pursuant to Rule 144A under the Act, which were exchanged for $110 million aggregate principal amount of 10 7/8% Series B Notes due 2004. The exchange offer was completed in October 1997 pursuant to a registration statement on S-4 (Registration No. 333-34465) which was declared effective on September 12, 1997 (see Note 7 to the Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

  Selected historical financial data presented below as of and for the five years ended October 31, 1997 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1992 through 1997 and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8.

                         FIVE YEAR SUMMARY OF SELECTED
                                FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           YEAR ENDED OCTOBER 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  --------  -------  -------  -------  -------
SELECTED STATEMENT OF OPERATIONS
 DATA:
Operating Revenues:
  Services......................  $132,989  137,794  132,260   98,592   59,792
  Sales.........................    24,343   38,441   20,924   50,458   25,070
                                  --------  -------  -------  -------  -------
                                   157,332  176,235  153,184  149,050   84,862
                                  --------  -------  -------  -------  -------
Costs and Expenses:
  Cost of services..............    79,488   85,742   78,569   61,158   36,513
  Cost adjustments and strike
   expenses.....................       --       --       --     6,781      --
  Cost of sales.................    15,396   25,864   15,661   35,753   11,679
  Selling, general & administra-
   tive.........................    29,452   32,853   36,540   25,298   10,956
  Restructuring and write-off of
   assets.......................       --      (649)  18,241    8,576      --
  Depreciation and amortiza-
   tion.........................    36,728   40,853   35,463   25,418   11,809
  Interest expense..............    14,367   14,837   16,362    6,408    3,473
  Other (income) expense........        79      560     (436)    (952)    (298)
  Litigation settlement.........       --     6,800      --       --       --
  (Gain) loss on sale of busi-
   ness.........................    (1,823)   1,127      --       --       --
                                  --------  -------  -------  -------  -------
    Total costs and expenses....   173,687  207,987  200,400  168,440   74,132
                                  --------  -------  -------  -------  -------
Earnings (loss) before income
 tax expense (benefit) and ex-
 traordinary item...............   (16,355) (31,752) (47,216) (19,390)  10,730
Income tax expense (benefit)....       906    2,443    2,673   (1,462)   1,292
                                  --------  -------  -------  -------  -------
Earnings (loss) before extraor-
 dinary item....................   (17,261) (34,195) (49,889) (17,928)   9,438
Extraordinary item..............      (426)     --       --    (4,222)     --
                                  --------  -------  -------  -------  -------
Net earnings (loss).............  $(17,687) (34,195) (49,889) (22,150)   9,438
                                  ========  =======  =======  =======  =======
Net earnings (loss) per common
 share..........................  $  (0.51)   (1.09)   (1.72)   (0.79)    0.33
                                  ========  =======  =======  =======  =======
SELECTED BALANCE SHEET DATA (END
 OF PERIOD):
Total assets....................  $153,541  196,793  241,021  241,597  187,105
Total long-term debt, including
 current installments...........  $149,857  169,024  177,264  143,955   76,987
Stockholders' equity (deficit)..  $(33,240) (20,196)  11,857   55,721   76,079
Weighted average shares out-
 standing.......................    34,469   31,305   28,965   28,174   28,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

  The Company operates in two business segments, Pari-mutuel Operations and Lottery Operations. Pari-mutuel Operations include the North American and international on-track and OTB pari-mutuel operations, simulcasting services, Connecticut OTB operations, video gaming and CBS (the Company's sports wagering service business which was sold in October 1996.) Lottery Operations include both domestic and international lottery operations (including Tele Control, the Company's European lottery business which was sold in April
1997), as well as systems and equipment sales.

  The Company is the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and is also a leading provider of such systems worldwide. The Company also owns and operates the Connecticut OTB and is the leading provider of Racing Industry simulcasting services in the United States. Additionally, the Company provides technologically advanced VGMs to the North American Racing Industry for use at racetracks. The Company also provides lottery systems and equipment in the United States and internationally.

  Historically, the Company's revenues have been derived from two principal sources: service revenues pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on a percentage of Handle and/or daily or monthly fees, and sales contracts for wagering equipment and software. The first quarter of the fiscal year and a portion of the second fiscal quarter traditionally comprise the weakest season for wagering service revenue. Wagering equipment sales revenues usually reflect a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. Consequently, revenues and operating results could vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales.

  The Company's business strategy over the past several years has been to refocus its activities on its core businesses, which generate recurring revenues rather than one-time equipment sales, and to reduce its operating expenses. Consistent with this strategy, the Company (i) in October 1996, sold its casino/sports wagering business for approximately $3.0 million and (ii) in April 1997, sold its European lottery business for approximately $26.6 million. The proceeds from the sales of these businesses were used to reduce the Company's outstanding indebtedness.

  The sales of the casino/sports wagering business and the European lottery business described above, as well as the acquisitions of simulcasting operations and the French pari-mutuel business in fiscal 1995, which were accounted for as purchases, affect the comparability of operations from period to period (see Note 2 to Consolidated Financial Statements).

RESULTS OF OPERATIONS:

                                                      YEARS ENDED OCTOBER 31,
                                                      ------------------------
                                                        1997    1996    1995
                                                      -------- ------- -------
                                                           (IN THOUSANDS)
               PARI-MUTUEL OPERATIONS
Operating Revenues:
  Service revenue.................................... $119,360 118,267 111,797
  Sales revenue......................................   14,866  10,172  15,539
                                                      -------- ------- -------
    Total Revenue.................................... $134,226 128,439 127,336
                                                      ======== ======= =======
Gross Profit (excluding depreciation and amortiza-
 tion)............................................... $ 52,717  49,620  45,302
                                                      ======== ======= =======
                 LOTTERY OPERATIONS
Operating Revenues:
  Service revenue.................................... $ 13,629  19,527  20,463
  Sales revenue......................................    9,477  28,269   5,385
                                                      -------- ------- -------
    Total Revenue.................................... $ 23,106  47,796  25,848
                                                      ======== ======= =======
Gross Profit (excluding depreciation and amortiza-
 tion)............................................... $  9,731  15,009  13,652
                                                      ======== ======= =======
                    COMPANY TOTAL
Operating Revenues:
  Service revenue.................................... $132,989 137,794 132,260
  Sales revenue......................................   24,343  38,441  20,924
                                                      -------- ------- -------
    Total Revenue.................................... $157,332 176,235 153,184
                                                      ======== ======= =======
Gross Profit (excluding depreciation and amortiza-
 tion)............................................... $ 62,448  64,629  58,954
                                                      ======== ======= =======

FISCAL 1997 COMPARED TO FISCAL 1996

 Revenue Analysis

  Revenues decreased 10.7% or $18.9 million to $157.3 million in the fiscal year ended October 31, 1997 from $176.2 million in fiscal 1996.

  Pari-mutuel Operations service revenues of $119.4 million for the fiscal year 1997 improved $1.1 million or 1% from $118.3 million in the prior year. This improvement reflects revenue increases of $4.6 million as a result of growth in Handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases were partially offset by the absence of $2.4 million in revenue provided in the prior year period by the casino/sports wagering business which was sold in October 1996 and a loss of $1.5 million in sales of excess transponder time due to the unanticipated shutdown of one of the satellites leased by the Company. The growth in Handle during fiscal 1997 compared to fiscal 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at three North American racetrack customers, the increase in the number of VGM machines, and the expansion of OTB operations in Connecticut to seven days a week in the first quarter of fiscal 1997. Sales revenue in fiscal 1997 of $14.9 million increased $4.7 million from $10.2 million in the prior year, due in part to a $5.5 million export sale of a totalisator system to the Jockey Club of Peru.

  Lottery Operations service revenues decreased $5.9 million during fiscal 1997 from $19.5 million to $13.6 million primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in fiscal 1997 to $9.5 million from $28.3 million in fiscal 1996. This decrease is primarily attributable to the delivery of systems by the European lottery business to several German lottery contract sites coupled with deliveries by the Company of terminals and parts to Italy's TOTIP pari-mutuel lottery pool in fiscal 1996, partially offset by the delivery of approximately 450 terminals to the Israel lottery in fiscal 1997.

 Gross Profit Analysis

  Total gross profits earned by the Company, exclusive of depreciation and amortization, decreased $2.1 million, or 3%, to $62.5 million in fiscal 1997 as compared to $64.6 million in fiscal 1996.

  Gross profits earned by the Pari-mutuel Operations of $52.7 million in fiscal 1997 increased $3.1 million from $49.6 million in fiscal 1996, principally due to increased North American pari-mutuel revenues and improved simulcasting margins resulting from lower equipment costs. These increases were partially offset by $0.4 million lower margins from the loss of sales of excess transponder time, the absence of margin provided in the prior year by the casino/sports wagering business which was sold in October 1996, and lower profit on the Company's European pari-mutuel operations as the result of the strengthening of the U.S. dollar early in the year.

  Gross profits earned by the Lottery Operations totaled $9.7 million for fiscal 1997, a decrease of $5.3 million compared to the fiscal 1996 level of $15.0 million. This decline is attributable to the non-recurring delivery of computer systems to the German Lottery in fiscal 1996, coupled with lower European lottery service revenues due to the sale of the business unit in April 1997 and a decrease in the number of terminals delivered to Italy's TOTIP pari-mutuel lottery. Partly offsetting these declines were margins earned on equipment delivered to the Company's customer in Israel.

  Total gross profits on equipment sales were 37% for the year, as compared to gross profits on such sales of 33% in fiscal 1996 as a result of a change in product mix. Gross profits on services were approximately 40% for fiscal 1997, a 2% improvement over margins earned in fiscal 1996, reflecting higher revenues and improved operating efficiencies in the North American pari-mutuel, OTB and simulcasting operations.

 Expense Analysis

  Selling, general and administrative expenses decreased $3.4 million or 10% to $29.5 million in fiscal 1997 from $32.9 million in fiscal 1996, primarily reflecting the absence of expenses for businesses sold in fiscal years 1996 and 1997. Excluding businesses sold, selling general and administrative expenses increased 1% or $0.3 million, reflecting higher compensation costs, partially offset by lower litigation expenses.

  Depreciation and amortization expenses decreased $4.1 million or 10% to $36.8 million in fiscal 1997 compared to $40.9 million in fiscal 1996. The decrease resulted primarily from the absence of expenses related to the businesses sold in fiscal 1996 and 1997. Excluding businesses sold, depreciation and amortization expenses decreased $1.3 million or 4% as a result of the non-recurring effect of depreciation on certain assets in fiscal 1996, partially offset by higher depreciation on fiscal 1996 and fiscal 1997 capital additions for North America's pari-mutuel and video gaming operations.

  Interest expense was $14.4 million in fiscal 1997, as compared to $14.8 million in fiscal 1996. The $0.4 million decrease reflects lower borrowing levels as a result of asset sales, partially offset by higher interest rates.

 Income Taxes

  Income tax expense was $0.9 million in fisca1 1997 compared to $2.4 million in fiscal 1996. Income tax expense principally reflects foreign tax expense, since no U.S. Federal tax benefit has been recognized on domestic operating losses. The decrease in income tax expense principally reflects the sale of the European lottery business.

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

  Lottery Operations service revenues were down slightly for the fiscal year ended October 31, 1996 because of the change in the revenue mix of the Company's European lottery operation from primarily service to sales during 1996 coupled with reduced wagering on the Connecticut State Lottery. Equipment sales improved significantly in fiscal 1996 to $28.3 million from $5.4 million in fiscal 1995. This improvement is attributable to the delivery of computer equipment by the Company's European lottery operations to six German lottery contract sites, as well as the delivery of terminals and parts to Italy's TOTIP pari-mutuel lottery.

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

 Expense Analysis

  Selling, general and administrative expenses decreased $3.6 million or 10% to $32.9 million in the fiscal year ended October 31, 1996 from $36.5 million in fiscal 1995. Expense reductions resulting from fiscal 1995 restructuring activities and other cost reduction programs were partially offset by increased expenses for legal compliance, litigation and compensation costs, and contractual costs incurred upon the departure of the former President of the Company.

  Depreciation and amortization expenses increased 15% to $40.9 million in the fiscal year ended October 31, 1996 compared to $35.5 million in fiscal 1995. The increase was primarily due to capital additions for North America's pari-mutuel video gaming operations, new terminals and software installed at the Connecticut State Lottery, investment in European lottery software, the January 1995 acquisition by the Company of simulcasting assets, and the increased investment in the Sports Haven(R) facility.

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

 Unusual Charges

  Unusual charges were recorded in the amount of $1.2 million in fiscal 1996, partially offset by the reversal of $0.6 million of 1995 restructuring cost accruals because of the Company's plan to continue limited manufacturing of wagering terminals at its Ireland manufacturing facility. These charges consist of (i) $0.6 million for costs incurred in connection with the Company's proposed but uncompleted third quarter 1996 debt offering, and (ii) $0.6 million in selling, general and administrative expenses for contractual payments related to the departure of the former President of the Company.

  In fiscal 1995, the Company recorded $20.9 million of unusual charges resulting substantially from the Companys restructuring and from certain asset valuation adjustments, which costs have been allocated to the Pari-mutuel Operations ($7.5 million) and Lottery Operations ($13.4 million).

  The restructuring charges totaled $11.6 million and were attributable to the closing of the Owings Mills Lottery support facility and the scaling back of certain international activities, including the planned closing of the Company's manufacturing facility in Ballymahon, Ireland. The decision to close the aforementioned facilities resulted in the elimination of approximately 105 full-time positions. The restructuring charge of $11.6 million included $2.0 million in employee termination benefits; $1.1 million attributable to the cancellation of certain leasehold contracts; $3.2 million in connection with the write-down of inventory and equipment previously used in the lottery terminal manufacturing process including the repayment of certain foreign capital equipment economic development grants; $4.3 million in capitalized software systems development costs written-off in connection with the Company's decision to terminate support for certain of its domestic lottery products and $1.0 million in other miscellaneous asset valuation adjustments and expenses. The Company estimated that the restructuring plans will result in annual savings of approximately $5.0 million.

  The Company wrote-off $6.6 million relating to certain investments and other non-current assets principally associated with its Pari-mutuel Operations which included $2.7 million attributable to the Company's Mexican VGM contracts. The decision to write-off the Company's investment in Mexican VGM contracts was based on the continued economic and political turmoil in Mexico which repeatedly interfered with the Company's ability to complete implementation of the contracts. Also included in the write-off of investments and other non-current assets was $2.6 million primarily attributable to lottery terminals, and $1.3 million attributable to other assets. Technical limitations led to the Company's re-evaluation of the continued viability of the lottery terminals. The remaining $2.7 million of unusual charges included miscellaneous asset valuation adjustments, principally consisting of receivable write-offs of $1.6 million and severance costs of $0.4 million. In addition, the Company recorded $1.7 million of unusual charges for bank credit agreement costs primarily relating to a waiver of certain financial covenants under the Company's existing credit agreement.

  As a result of these charges, the Company anticipated total cash obligations of approximately $5.9 million, of which $4.6 million was paid through October 31, 1997 and $0.6 million was reversed in fiscal 1996 because of the Company's decision to continue limited manufacturing in Ireland. The restructurings were completed in fiscal 1996 and the Company has satisfied all cash obligations with respect to the 1995 restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

  On July 28, 1997, the Company issued $110 million of 10 7/8% Senior Notes due August 1, 2004 (see Note 7 to Consolidated Financial Statements), which were exchanged for $110 million of 10 7/8% Series B Notes due 2004 (the "Notes") in connection with the Company's exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4.9 million, were approximately $105.1 million, of which approximately $93.6 million was used to repay $91.4 million of indebtedness and $2.2 million of accrued interest under the Company's previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4.1 million of the net proceeds were used to repurchase, at a discount, Subordinated Debentures totaling $5.0 million plus accrued interest and fees (see Note 7 to the Consolidated Financial Statements). The balance of the net proceeds was used for general corporate purposes.

  In connection with the issuance of the Notes, the Company also entered into a new revolving credit facility (the "Facility") with certain lenders which matures in February 2001. The Facility provides for borrowings of up to $25 million, with a $15 million sublimit for letters of credit, subject to compliance with certain covenants. The Facility requires mandatory commitment reductions upon the occurrence of certain events, including asset sales and the incurrence of certain indebtedness, in each case, in excess of specified thresholds. In addition, the Company may make optional prepayments and commitment reductions. Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.5% as of October 31, 1997), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum debt to EBITDA ratio. Although there were no borrowings outstanding under the Facility at October 31, 1997, approximately $1.9 million of letters of credit, including $1.5 million issued in connection with the sale of the European lottery business are guaranteed under the new Facility. As of October 31, 1997, the Company had approximately $23.1 million available for borrowing under the Facility.

  At October 31, 1997, the Company's available cash and borrowing capacity totaled $41.3 million compared to $6.0 million at October 31, 1996. Net cash provided by operating activities was $23.7 million for the year ended October 31, 1997. Utilizing $7.5 million of cash provided by operating activities, the Company invested principally in contract expenditures and software systems development. The balance of the cash provided by operating activities of $16.2 million, together with approximately $20.8 million of cash proceeds from the sale of the European lottery business and the cash balance on hand at the business unit at the closing of the sale, plus $1.0 million of proceeds from the sale of common stock, were used to reduce borrowings by $32.5 million under the Company's Senior Facility prior to the refinancing and by $0.9 million on other long-term loans.

  As described in Note 7 to the Consolidated Financial Statements, the Company had $23.1 million of cash borrowing availability under the Facility at October 31, 1997. The Company believes that, although it expects to incur a net loss in fiscal 1998, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility should provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required thereafter for capital expenditures and to enable it to meet its debt service obligations, including principal payments under the Notes, the Facility and the Subordinated Debentures.

  The Company has been awarded a contract to service the Connecticut Lottery and expects to finance its obligations under the contract to provide approximately 3,200 lottery terminals by entering into a long-term financing arrangement in fiscal 1998. There can be no assurance that the Company will be able to secure such financing with terms favorable to the Company. In the event the Company is unable to secure such financing, it will need to use either some of the Company's existing cash or cash available under the Facility.

EXTRAORDINARY ITEMS

  In connection with the issuance of the Notes in the third quarter of fiscal 1997, and the subsequent repayment of all amounts outstanding under the Senior Facility (see Notes 7 and 8 to the Consolidated Financial Statements), the Company wrote-off $1.4 million of deferred financing fees associated with the Senior Facility. The Company also used a portion of the net proceeds from the offering of the Notes to repurchase $5.0 million of its Subordinated Debentures for $4.1 million, resulting in a $0.9 million gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

RECENT ACCOUNTING PRONOUNCEMENTS

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

  Since the Company has experienced net losses in fiscal years 1997, 1996 and 1995, stock options and stock warrants are anti-dilutive. Therefore, they have been and would continue to be excluded from the denominator of the earnings per common share calculation as reported in the accompanying financial statements and as contemplated under SFAS 128. Earnings per common share in fiscal years 1997, 1996 and 1995 as computed under SFAS 128 are thus equal to earnings per share as presented in the accompanying financial statements.

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

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (the "SOP"). The SOP established criteria for recognizing revenue in certain software sales arrangements. The SOP is effective for fiscal year 1998 and will be adopted by the Company on a prospective basis. The Company does not expect the SOP to have a significant effect on the Company's financial position or results of operations.

YEAR 2000

  The Company is in the process of evaluating the effect of modifying computer software systems to accommodate year 2000 transactions. These modifications may result in additional programming expenses, but as the majority of the Company's wagering systems are designed to process transactions that are settled on a daily basis, it is expected that these added expenses will not significantly affect the Company's financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                                      FORM 10-K
                                                                       (PAGE)
                                                                      ---------
Independent Auditors' Report.........................................     27
Consolidated Financial Statements:
  Balance Sheets as of October 31, 1997 and 1996.....................     28
  Statements of Operations for the years ended October 31, 1997, 1996
   and 1995..........................................................     29
  Statements of Stockholders' Equity (Deficit) for the years ended
   October 31, 1997, 1996 and 1995...................................     30
  Statements of Cash Flows for the years ended October 31, 1997, 1996
   and 1995..........................................................     31
Notes to Consolidated Financial Statements...........................     33
Schedule:
  II. Valuation and Qualifying Accounts..............................     62

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Short Hills, New Jersey
December 12, 1997

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1997       1996
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  18,207     5,988
  Restricted cash.........................................       512       611
  Accounts receivable, net of allowance for doubtful ac-
   counts of $1,976 and $2,053 in 1997 and 1996, respec-
   tively.................................................    13,560    18,257
  Inventories.............................................     6,653     5,780
  Unbilled receivables....................................       --      6,901
  Prepaid expenses, deposits and other current assets.....     2,276     3,131
                                                           ---------  --------
    Total current assets..................................    41,208    40,668
                                                           ---------  --------
Property and equipment, at cost...........................   180,170   186,249
  Less accumulated depreciation...........................   103,781    90,369
                                                           ---------  --------
    Net property and equipment............................    76,389    95,880
                                                           ---------  --------
Goodwill, net of amortization.............................     5,916    21,024
Operating right, net of amortization......................    15,848    16,848
Other assets and investments..............................    14,180    22,373
                                                           ---------  --------
                                                           $ 153,541   196,793
                                                           =========  ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt.................. $   2,609     9,234
  Accounts payable........................................     8,698    14,242
  Accrued liabilities.....................................    24,092    20,057
  Income taxes payable....................................       319       379
                                                           ---------  --------
    Total current liabilities.............................    35,718    43,912
                                                           ---------  --------
Deferred income taxes.....................................     2,551     7,675
Other long-term liabilities...............................     1,264     5,612
Long-term debt, excluding current installments............   112,248   119,790
Long-term debt, convertible subordinated debentures.......    35,000    40,000
                                                           ---------  --------
    Total liabilities.....................................   186,781   216,989
                                                           ---------  --------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, 2,000 shares
   authorized, none outstanding...........................       --        --
  Class A common stock, par value $0.01 per share, 99,300
   shares authorized, 35,335 and 31,474 shares outstanding
   at October 31, 1997 and 1996, respectively.............       354       315
  Class B non-voting common stock, par value $0.01 per
   share, 700 shares authorized, none outstanding.........       --        --
  Additional paid-in capital..............................   148,238   143,369
  Accumulated losses......................................  (181,351) (163,664)
  Treasury stock, at cost.................................      (102)     (102)
  Currency translation adjustment.........................      (379)     (114)
                                                           ---------  --------
    Total stockholders' equity (deficit)..................   (33,240)  (20,196)
                                                           ---------  --------
Commitments and contingencies (Notes 7, 9, 12 and 13)..... $ 153,541   196,793
                                                           =========  ========

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1997     1996     1995
                                                     --------  -------  -------
Operating revenues:
  Services.........................................  $132,989  137,794  132,260
  Sales............................................    24,343   38,441   20,924
                                                     --------  -------  -------
                                                      157,332  176,235  153,184
                                                     --------  -------  -------
Operating expenses (exclusive of depreciation and
 amortization shown below):
  Services.........................................    79,488   85,742   78,569
  Sales............................................    15,396   25,864   15,661
                                                     --------  -------  -------
                                                       94,884  111,606   94,230
                                                     --------  -------  -------
    Total gross profit.............................    62,448   64,629   58,954
Selling, general and administrative expenses.......    29,452   32,853   36,540
Gain on sale of business...........................    (1,823)     --       --
Restructuring and write-off of assets..............       --      (649)  18,241
Depreciation and amortization......................    36,728   40,853   35,463
                                                     --------  -------  -------
    Operating loss.................................    (1,909)  (8,428) (31,290)
Other deductions:
  Interest expense.................................    14,367   14,837   16,362
  Litigation settlement............................       --     6,800      --
  Other (income) expense...........................        79    1,687     (436)
                                                     --------  -------  -------
                                                       14,446   23,324   15,926
                                                     --------  -------  -------
  Loss before income tax expense and extraordinary
   item............................................   (16,355) (31,752) (47,216)
Income tax expense.................................       906    2,443    2,673
                                                     --------  -------  -------
  Loss before extraordinary item...................   (17,261) (34,195) (49,889)
Extraordinary item--write-off of deferred financing
 fees and expenses, net of gain on early retirement
 of subordinated debt..............................      (426)     --       --
                                                     --------  -------  -------
  Net loss.........................................  $(17,687) (34,195) (49,889)
                                                     ========  =======  =======
Loss per common share:
  Loss per common share before extraordinary item..  $  (0.50)   (1.09)   (1.72)
  Extraordinary loss per common share..............     (0.01)     --       --
                                                     --------  -------  -------
  Loss per common share............................  $  (0.51)   (1.09)   (1.72)
                                                     ========  =======  =======
Weighted average number of common shares
 outstanding.......................................    34,469   31,305   28,965
                                                     ========  =======  =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                ADDITIONAL                       CURRENCY        TOTAL
                         COMMON  PAID-IN   ACCUMULATED TREASURY TRANSLATION  STOCKHOLDERS'
                         STOCK   CAPITAL     LOSSES     STOCK   ADJUSTMENT  EQUITY (DEFICIT)
                         ------ ---------- ----------- -------- ----------- ----------------
Balance, October 31,
 1994...................  $288   134,864     (79,580)     --         149         55,721
Exercise of stock
 options................     2       439         --      (235)       --             206
Issuance of Class A
 common stock, net of
 issuance expenses......    16     4,521         --       --         --           4,537
Exercise of warrants....   --         60         --       (60)       --             --
Deferred compensation...   --        166         --       --         --             166
Currency translation
 adjustment.............   --        --          --       --       1,116          1,116
Net loss................   --        --      (49,889)     --         --         (49,889)
                          ----   -------    --------     ----     ------        -------
Balance, October 31,
 1995...................   306   140,050    (129,469)    (295)     1,265         11,857
Issuance of Class A
 common stock, net of
 issuance expenses......     9     1,961         --       193        --           2,163
Issuance of warrants in
 lieu of cash...........   --      1,012         --       --         --           1,012
Deferred compensation...   --        346         --       --         --             346
Currency translation
 adjustment.............   --        --          --       --      (1,379)        (1,379)
Net loss................   --        --      (34,195)     --         --         (34,195)
                          ----   -------    --------     ----     ------        -------
Balance, October 31,
 1996...................   315   143,369    (163,664)    (102)      (114)       (20,196)
Issuance of Class A
 common stock, net of
 issuance expenses......     9       952         --       --         --             961
Issuance of Class A
 common stock in
 litigation settlement..    30     3,470         --       --         --           3,500
Deferred compensation...   --        447         --       --         --             447
Currency translation
 adjustment.............   --        --          --       --        (265)          (265)
Net loss................   --        --      (17,687)     --         --         (17,687)
                          ----   -------    --------     ----     ------        -------
Balance, October 31,
 1997...................  $354   148,238    (181,351)    (102)      (379)       (33,240)
                          ====   =======    ========     ====     ======        =======

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                       1997     1996     1995
                                                     --------  -------  -------
Cash flows from operating activities:
  Net loss.......................................... $(17,687) (34,195) (49,889)
                                                     --------  -------  -------
  Adjustments to reconcile net loss to cash provided
   by operating activities:
    Depreciation and amortization...................   36,728   40,853   35,463
    Restructuring charges and asset write-offs, net
     of cash payments...............................      --      (649)  17,359
    Change in deferred income taxes, net of effects
     of businesses sold.............................     (784)   1,868      854
    Litigation settlement, net of cash payments.....      --     4,250      --
    (Gain) loss on sales of assets..................   (1,823)   1,401      314
    Non-cash interest charges.......................      --       636    1,564
    Non-cash extraordinary items....................      426      --       --
    Changes in operating assets and liabilities, net
     of effects of acquisitions/dispositions of sub-
     sidiaries:
      Restricted cash...............................       99      671     (649)
      Accounts receivable...........................    1,339    1,977    6,576
      Inventories...................................   (1,585)   5,920   (4,276)
      Unbilled receivables..........................    2,553   (3,182)   2,264
      Accounts payable..............................   (3,314)  (1,834)    (616)
      Accrued liabilities...........................    5,125   (3,110)  (2,578)
    Other...........................................    2,641      262    1,604
                                                     --------  -------  -------
      Total adjustments.............................   41,405   49,063   57,879
                                                     --------  -------  -------
Net cash provided by operating activities...........   23,718   14,868    7,990
                                                     --------  -------  -------
Cash flows from investing activities:
  Capital expenditures..............................   (2,262)  (2,103)  (9,990)
  Wagering systems expenditures.....................   (5,226)  (7,138)  (8,150)
  Increase in other assets and investments..........   (2,336)  (3,007) (13,262)
  Purchase of companies, net of cash acquired.......      --       --   (14,400)
  Proceeds from sale of business and assets, net of
   cash transferred.................................   21,056    4,684    1,000
  Other.............................................     (351)    (325)     988
                                                     --------  -------  -------
Net cash provided by (used in) investing activi-
 ties...............................................   10,881   (7,889) (43,814)
                                                     --------  -------  -------
Cash flows from financing activities:
  Net repayments under lines of credit..............      --       --      (250)
  Net borrowings (repayments) under revolving credit
   facility.........................................  (71,890)   2,610   27,832
  Proceeds from issuance of long-term debt, net of
   financing fees...................................  106,334    2,550    4,198
  Payments on long-term debt........................  (57,395) (10,829)  (2,367)
  Net proceeds from issuance of common stock........      961      --     4,495
                                                     --------  -------  -------
Net cash provided (used) by financing activities....  (21,990)  (5,669)  33,908
                                                     --------  -------  -------
Effect of exchange rate changes on cash.............     (390)    (313)     797
                                                     --------  -------  -------
Increase (decrease) in cash and cash equivalents....   12,219      997   (1,119)
Cash and cash equivalents, beginning of year........    5,988    4,991    6,110
                                                     --------  -------  -------
Cash and cash equivalents, end of year.............. $ 18,207    5,988    4,991
                                                     ========  =======  =======

(Continued)

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)

NON-CASH INVESTING AND FINANCING ACTIVITIES

 1997

  See notes 7, 8, 9 and 11 for a description of the gain on early retirement of subordinated debt, the write-off of deferred financing fees, capital lease transactions and the issuance of common stock in settlement of a stockholder litigation.

 1996 and 1995

  See notes 7, 9, 11 and 12 for a description of the issuance of shares of common stock in lieu of cash for interest payments, capital lease transactions, the exchange of services for common stock and, in 1995, the exchange of stock options for Performance Accelerated Restricted Stock.

 Supplemental cash flow information

  Cash paid during the year for:

                                                                OCTOBER 31,
                                                           ---------------------
                                                            1997    1996   1995
                                                           ------- ------ ------
   Interest............................................... $10,199 14,318 12,504
   Income taxes........................................... $   938  2,291  3,260

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Description of the Business

        Autotote Corporation (the "Company") is the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and is the exclusive licensed operator of substantially all OTBs in the State of Connecticut. The Company is also a leading provider of computerized pari-mutuel systems worldwide, with systems in racetracks and OTBs in Europe, Central and South America, and Asia-Pacific. In addition, the Company is the leading provider of Racing Industry simulcasting services in the United States through its broadcasting of live racing events via satellite to other racetracks and OTBs. The Company also provides technologically advanced VGMs to the North American Racing Industry for use at racetracks, as well as lottery systems and equipment both in the United States and internationally.

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

    (e) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined as follows:

                 ITEM                              COST METHOD
                 ----                              -----------
       Parts................... First-in, first-out or weighted moving average.
       Work-in-process &
        Finished goods......... Specific identification or weighted moving average for direct material and labor; other fixed and
                                variable production costs are allocated as a
                                percentage of direct labor cost.
       Ticket paper............ First-in, first-out.

        The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  (f) Unbilled Receivables

      Unbilled receivables represent costs and related earnings in excess of payments made by customers.

  (g) Property and Equipment

      Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                  ESTIMATED LIFE
       ITEM                                                          IN YEARS
       ----                                                       --------------
       Machinery and equipment...................................      3-10
       Buildings.................................................     15-40
       Transportation............................................      3-7
       Furniture and fixtures....................................      5-10
       Building and leasehold improvements.......................      5-30

      Depreciation expense includes the amortization of capital leased assets.

  (h) Deferred Installation Costs

      Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $4,904 and $7,034 at October 31, 1997 and 1996, respectively.

  (i) Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. The excess of costs over net assets acquired arising from the Company's acquisition of its North American lottery business, French pari-mutuel wagering business, and simulcasting business is being amortized on a straight-line basis over five years. The excess of costs over net assets acquired for its German pari-mutuel wagering business is being amortized on a straight-line basis over 10 years. The excess of costs over net assets acquired for the European lottery business (which was sold in April 1997) was being amortized on a straight-line basis over 7 years. Total goodwill amounted to $5,916 and $21,024 net of accumulated amortization of $7,904 and $13,822 as of October 31, 1997 and 1996, respectively.

      The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill, if any, is measured based on projected discounted future cash flows.

  (j) Operating Right

      On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over twenty years and amounted to $15,848 and $16,848 net of accumulated amortization of $4,357 and $3,357 at October 31, 1997 and 1996, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

      Revenues from major contracts for the sale of wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to the total estimated costs. Any anticipated losses on fixed price contracts are charged to earnings when such losses can be estimated. The Company recognizes revenue from software licenses upon shipment if post-delivery obligations are insignificant and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable. Revenue arising from the sale of component equipment and supplies is recognized when shipped.

  (m) Income Taxes

      Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standard (SFAS) No. 109. Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  (p) Stock-Based Compensation

      Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and earnings per share data are provided in accordance with Financial

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

        Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

(2) ACQUISITIONS AND DISPOSITIONS

   Sale of European Lottery Business

    On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600. At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. At October 31, 1997, $1,500 remains outstanding under the letter of credit which reduces to zero in specified amounts and on specified dates through October 1998. The Company recorded a gain on the sale of its European lottery business in the amount of $1,823 in fiscal 1997.

    Under the terms of the sale, the purchaser has the right to license and purchase the Company's terminals for use in lottery applications. Also under the agreement, the purchaser has the right of first refusal to purchase the Company's remaining lottery business. The Company, however, has no plans to sell this business at the present time and remains committed to serving the North American lottery market and its existing customers.

    The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's consolidated statements of operations for the fiscal years ended October 31, 1997 and 1996. Interest and income tax expenses have not been included in the table below.

                                                                  YEAR ENDED
                                                                  OCTOBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
   Operating revenue............................................ $6,119  27,126
   Operating expenses, including selling, general and
    administrative expenses, and depreciation and amortization expenses....................................................  6,181  25,877
                                                                 ------  ------
   Operating (loss) income...................................... $  (62)  1,249
                                                                 ======  ======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

 Acquisitions

  In January 1995, the Company acquired substantially all of the assets of the Simulcast Division of LDDS Corporation and the rights and obligations under leases relating to eight C-band satellite transponders for a purchase price of approximately $13,700 in cash. The excess of the purchase price over the estimated fair values of the net assets acquired was approximately $5,300, and has been recorded as goodwill which is being amortized over 5 years.

  On November 1, 1994, the Company acquired 80% of the outstanding capital stock of the holding company of SEPMO S.A., ("SEPMO"), a French supplier of wagering systems and services to the French pari-mutuel network and other customers, for cash of approximately $281, plus acquisition related costs. In addition to the purchase consideration, the Company concurrently advanced the SEPMO holding company approximately $2,000 for purposes of repaying certain convertible debt and purchasing the minority holdings in certain subsidiary companies. The remaining 20% of the capital stock of the holding company of SEPMO was purchased in fiscal 1996 for approximately $600. The excess of the purchase price plus acquisition related costs over the estimated fair values of the net assets acquired was approximately $3,200, and has been recorded as goodwill which is being amortized over 5 years.

  The acquisitions have been accounted for by the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired based on estimates of fair values at the date of acquisition. The operating results of these acquisitions are included in the Company's consolidated results of operations from the respective dates of the acquisitions.

(3) INVENTORIES

  Inventories consist of the following:

                                                                    OCTOBER 31,
                                                                    ------------
                                                                     1997  1996
                                                                    ------ -----
   Parts........................................................... $5,261 3,295
   Work-in-process.................................................    501   909
   Finished goods..................................................    244 1,028
   Ticket paper....................................................    647   548
                                                                    ------ -----
                                                                    $6,653 5,780
                                                                    ====== =====

  Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 4).

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) PROPERTY AND EQUIPMENT

  Property and equipment, including assets under capital leases, consist of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
   Machinery, equipment and deferred installation costs....... $153,852 156,816
   Land and buildings.........................................   14,379  14,967
   Transportation equipment...................................      355     414
   Furniture and fixtures.....................................    3,083   4,739
   Leasehold improvements.....................................    4,523   4,621
   Construction in progress...................................    3,978   4,692
                                                               -------- -------
                                                               $180,170 186,249
                                                               ======== =======

  Depreciation expense for the years ended October 31, 1997, 1996, and 1995 amounted to $21,790, $23,632, and $19,208, respectively.

  For financial reporting purposes, at October 31, 1997 and 1996, costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment.

(5) OTHER ASSETS AND INVESTMENTS

  Other assets and investments (net) consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
   Software systems development costs............................ $ 4,596 12,132
   Deferred financing costs......................................   4,823  2,056
   Deferred transponder costs....................................   1,406  2,531
   Other intangible assets.......................................     885    921
   Other assets..................................................   2,470  4,733
                                                                  ------- ------
                                                                  $14,180 22,373
                                                                  ======= ======

  In 1997 and 1996, excluding costs related to the Company's European lottery business, the Company capitalized $1,513 and $524, respectively, of costs related primarily to the development of video gaming and pari-mutuel terminal applications. Capitalized costs are amortized on a straight-line basis over a period of five years. Amortization of capitalized software systems development costs was $4,962, $5,417 and $4,274 for the years ended October 31, 1997, 1996 and 1995, respectively.

  Deferred financing costs relate to those costs associated with the procurement of long term financing by the Company. Such costs are amortized over the life of the financing agreements. In 1997, the Company capitalized $5,411 in deferred financing fees, including $4,160 in deferred financing fees and expenses related to the sale of the Notes. The Company also wrote-off, as an extraordinary charge, $1,376 of previously deferred financing costs in connection with the Company's repayment of its prior Senior Facility. Amortization of deferred financing costs amounted to $1,268, $1,654 and $785 for the fiscal years ended October 31, 1997, 1996 and 1995, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) OTHER ASSETS AND INVESTMENTS--(CONTINUED)

  Deferred transponder costs arose in connection with the acquisition of the Company's simulcasting business and are being amortized over a four year period. Amortization expense amounted to $1,125, $1,125 and $844, for the years ended October 31, 1997, 1996 and 1995, respectively.

(6) ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                                   OCTOBER 31,
                                                                  --------------
                                                                   1997    1996
                                                                  ------- ------
   Compensation and benefits..................................... $ 7,325  6,600
   Taxes, other than income......................................   1,778  1,367
   Interest......................................................   3,759    647
   Other.........................................................  11,230 11,443
                                                                  ------- ------
                                                                  $24,092 20,057
                                                                  ======= ======

(7) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
   10 7/8% Series B Senior Notes Due 2004....................  $110,000     --
   Revolver and Term Loans-prior Senior Facility.............       --  123,890
   5.5% convertible subordinated debentures due August 2001..    35,000  40,000
   Secured term loans payable monthly through June 2002,
    interest at 8%...........................................     1,590     787
   Capital lease obligations, payable monthly through January
    2000, interest from 7.93% to 12.0%.......................       893   1,516
   Term Loan due in November 1999, interest at 8%............     1,250   1,250
   Various loans and bank facilities, interest from 5% to
    11%......................................................     1,124   1,581
                                                               -------- -------
     Total long-term debt....................................   149,857 169,024
     Less current installments...............................     2,609   9,234
                                                               -------- -------
     Long-term debt, excluding current installments..........  $147,248 159,790
                                                               ======== =======

  On July 28, 1997, the Company issued $110 million of 10 7/8% Senior Notes due August 1, 2004, which were exchanged for $110 million of 10 7/8% Series B Notes due 2004 (the "Notes") in connection with the Company's exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries (see Note
22). The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided,

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) LONG-TERM DEBT--(CONTINUED)

however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4,900 were approximately $105,100, of which approximately $93,590 was used to repay $91,390 of indebtedness and approximately $2,200 of accrued interest under the Company's previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4,050 of the net proceeds were used to repurchase, at a discount, Subordinated Debentures plus accrued interest and fees. The balance of the net proceeds was used for general corporate purposes.

  In connection with the issuance of the Notes, the Company also entered into a new revolving credit facility (the "Facility") with certain lenders which matures in February 2001. The Facility provides, subject to certain terms and conditions, for borrowings of up to $25,000 with a $15,000 sublimit for letters of credit. The Facility requires mandatory commitment reductions upon the occurrence of certain events, including asset sales and the incurrence of certain indebtedness, in each case, in excess of specified thresholds. In addition, the Company may make optional prepayments and commitment reductions. Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.5% as of October 31, 1997), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum debt to EBITDA ratio. Although there were no borrowings outstanding under the Facility at October 31, 1997, approximately $1,900 of letters of credit were guaranteed under the Facility, including $1,500 issued in connection with the sale of the European lottery business. As of October 31, 1997, the Company had approximately $23,100 available for borrowing under the Facility.

  The Company's prior senior bank credit facility (the "Senior Facility") at October 31, 1996, after giving effect to a January 29, 1997 amendment and the April 15, 1997 sale of the European lottery business, provided for: 1) a $55,000 term loan (the "A Term Loan"), of which $51,000 was outstanding at October 31, 1996, which required principal repayments of $7,000 in fiscal 1997 with the balance of $44,000 due in fiscal 1998; 2) a $5,000 term loan (the "B Term Loan"), of which $1,000 was outstanding at October 31, 1996, which matured April 30, 1997, and 3) a $75,000 revolving credit facility (the "Revolver") which was to mature July 31, 1998. The outstanding balance under the Revolver was $71,890 at October 31, 1996. Interest on borrowings under the Senior Facility was calculated at the Prime lending rate plus a margin of 0.75%. A commitment fee of 0.5% per

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) LONG-TERM DEBT--(CONTINUED)

year was payable on the unused amount under the Revolver. A letter of credit fee equal to 2.75% plus a facing fee of 1/8 of 1% per year was payable on each letter of credit issued. In fiscal 1997, prior to the issuance of the Notes and entering into the Facility, utilizing the net proceeds from operations and the April 15, 1997 sale of the European lottery business, the Company made the required $1,000 payment under the B Term Loan, a $21,000 payment under the A Term Loan, and net repayments of $10,500 under the Revolver.

     The 5.5% convertible subordinated debentures due 2001 (the "Debentures") are convertible into 1,750 shares of Class A Common Stock at a conversion price of $20.00 per share.

     Upon consummation of the issuance of the Notes, the Company used a portion of the proceeds to repurchase $5,000 aggregate principal amount of the Debentures for $4,050 plus accrued interest, resulting in a $950 gain on early retirement (see Note 8).

     On November 6, 1995, the Company entered into a Letter Agreement (the "1995 Letter Agreement") with holders of the Debentures whereby the holders agreed to accept 936 unregistered shares of the Company's Class A Common Stock in lieu of cash for the August 1995 and February 1996 interest payments totaling $2,200, plus demand and piggy-back registration rights with respect to the unregistered shares.

     The aggregate maturities of long-term debt for the next five fiscal years and thereafter are as follows: 1998, $2,609; 1999, $1,109; 2000, $609; 2001,
$35,310; 2002, $143; and thereafter, $110,077.

(8)  EXTRAORDINARY ITEMS

     In connection with the issuance of the Notes and the subsequent repayment of all amounts outstanding under the Senior Facility (see Note 7), the Company wrote-off $1,376 of deferred financing fees associated with the Senior Facility. The Company also used a portion of the net proceeds from the offering of the Notes to repurchase $5,000 of its Subordinated Debt for $4,050, resulting in a $950 gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

(9)  LEASES

     At October 31, 1997, the Company was obligated under operating leases covering office equipment, office space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 1997 are as follows:
1998, $8,134, 1999, $3,666; 2000, $1,371; 2001, $619; 2002, $399; and thereafter
$432. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $8,890, $10,183 and $7,715 in the years ended October 31, 1997, 1996 and 1995, respectively.

     The Company entered into capital leases obligations of $141 and $1,023 during the years ended October 31, 1997 and 1995, respectively. There were no new capital leases in fiscal 1996.

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

     Due to the recent issuance of the Notes the Company believes that the fair value of the Notes approximates their recorded value. The Company was, however, unable to determine the fair market value of its Senior Facility in fiscal 1996 and the Debentures in fiscal years 1997 and 1996.

(11) CAPITAL STOCK

     The Company has two classes of common stock consisting of Class A Common Stock and Class B Non-voting Common Stock (Class B Common Stock). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

     During 1997, the Company issued 2,964 shares of Class A Common Stock in settlement of its stockholder litigation and issued 798 shares of Class A Common Stock under an employee stock purchase offer. During 1996, the Company issued 17 shares of Class A Common Stock in settlement of a PARS obligation (see Note 12). During 1995, the Company issued 12 and 15 shares of unregistered Class A Common Stock in exchange for early termination of a services contract and in payment for services provided to the Company in relation to its simulcasting business, respectively.

     In November 1995, the Company entered into an Agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders would receive unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100 each. Accordingly, the Company issued 936 shares in fiscal 1996 (see Note 7).

 Warrants

     At October 31, 1997, the Company had the following warrants outstanding, including adjustments made in accordance with certain anti-dilution provisions:

                                        EXERCISE
                                 SHARES  PRICE      EXPIRATION
                                 ------ -------- ----------------
   Warrants to purchase Class A
    Common Stock:
     1991 Warrants.............  2,308   $1.64   October 31, 1999
     1995 Warrants.............    387   $2.98   April 30, 2000
     1996 Warrants.............    525   $1.25   April 20, 1998
                                 -----
       Total Class A Common
        Stock Warrants.........  3,220
                                 =====
   Warrants to purchase Class B
    Common Stock...............    147   $3.83   October 30, 2003
                                 =====

(12) STOCK OPTIONS

     The Company has four stock option plans under which shares of Class A Common Stock have been authorized and are reserved for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan")--1,350 shares; the 1992 Equity Incentive Plan (the "1992 Plan")--3,000 shares; the 1995 Equity Incentive Plan (the "1995 Plan")--4,000 shares, and the 1997 Incentive Compensation Plan (the "1997 Plan")--1,600 shares.

     In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) STOCK OPTIONS--(CONTINUED)

(the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. Additionally, deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan as follows: A total of 135 deferred shares at a fair market value of $1.3125 per share were issued in fiscal 1997, a total of 50 deferred shares at a fair market value of $3.1875 per share were issued in fiscal 1996 and 110 deferred shares at a fair market value of $4.1250 per share were issued in fiscal 1995. Accordingly, the Company has recorded compensation expense of $449, $346 and $166 in fiscal 1997, 1996 and 1995, respectively. Additional compensation expense aggregating $1,447 will be charged to expense through fiscal 2005 as the deferred shares become fully vested.

  Stock options granted under the Company's equity incentive plans are exercisable at not less than the fair market value of the stock at the date of grant, and none may be exercised more than 10 years from the date of grant. Options are generally exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting period of any award under the plans. From time to time, the Company grants additional stock options to individuals outside of the 1992, 1995 and 1997 Plans in recognition of contributions made to the Company.

  Information with respect to the Company's stock options are as follows:

                                                                        AVERAGE
   STOCK OPTIONS                                                SHARES PRICE (1)
   -------------                                                ------ ---------
   Outstanding at October 31, 1994............................. 4,209   $10.27
     Granted...................................................   634     6.77
     Canceled..................................................   156    15.86
     Exchanged................................................. 1,887    15.51
     Exercised.................................................   169     2.60
                                                                -----   ------
   Outstanding at October 31, 1995............................. 2,631     5.32
     Granted................................................... 2,319     2.87
     Canceled.................................................. 1,143     6.20
     Exchanged.................................................    89    15.51
                                                                -----   ------
   Outstanding at October 31, 1996............................. 3,718     3.60
     Granted................................................... 2,508     1.20
     Canceled..................................................   457     2.59
                                                                -----   ------
   Outstanding at October 31, 1997............................. 5,769   $ 2.63
                                                                =====   ======

--------
(1) Weighted average exercise price.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) STOCK OPTIONS--(CONTINUED)

  Summarized information about stock options outstanding and exercisable at October 31, 1997 is as follows:

                                  OUTSTANDING                    EXERCISABLE
                          ---------------------------------   ---------------------
         EXERCISABLE                 AVERAGE     AVERAGE                 AVERAGE
         PRICE RANGE      SHARES     LIFE(1)     PRICE(2)     SHARES     PRICE(2)
         -----------      ------     -------     --------     ------     --------
         $1.00 to 2.00    2,365       8.68        $1.12         270       $1.55
         $2.01 to 3.00    1,975       7.34         2.70         862        2.58
         $3.01 to 4.00    1,055       6.14         3.39         804        3.45
         over $4.00         374       5.54         9.73         365        9.71
                          -----                               -----
                          5,769                               2,301
                          =====                               =====

--------
(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price.

  The number of shares and weighted average price of options exercisable at October 31, 1997, 1996 and 1995 were 2,301 shares at $3.90, 1,950 shares at
$4.10, and 1,788 shares at $4.54, respectively. At October 31, 1997, 1996 and 1995, 3,677 shares, 2,228 shares and 3,383 shares, respectively, were available for future grants under the terms of these plans. Outstanding options expire prior to October 31, 2007, and are exercisable at prices ranging from $1.06 to $17.00 per share.

  Effective November 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement defines a fair value method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" provided it discloses the effect of SFAS 123 in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized for its stock-based compensation plans. Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per share would have increased to the pro forma amounts indicated in the table below.

  Pro forma net loss and loss per common share for the years ended:

                                                                OCTOBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
   Net Loss:
     As reported............................................. $(17,687) (34,195)
     Pro forma...............................................  (19,182) (35,133)
   Loss per common share:
     As reported.............................................    (0.51)   (1.09)
     Pro forma...............................................    (0.56)   (1.12)

  Pro forma net loss reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to November 1, 1995 is not considered.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) STOCK OPTIONS--(CONTINUED)

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $1.20 in fiscal 1997 and $2.87 in fiscal 1996 and the following weighted average assumptions: risk-free interest rate of 6.1% for fiscal 1997 and 6.7% for fiscal 1996; expected option life of 7.0 years for fiscal 1997 and fiscal 1996; volatility of 81% for fiscal 1997 and fiscal 1996; and no dividend yield in either year. The average fair values of options granted during fiscal years 1997 and 1996 were $0.93 and $2.23, respectively.

(13) SERVICE CONTRACT ARRANGEMENTS

     Service contracts for wagering systems in North America generally cover a five-year period and provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. Under such contracts, the Company retains ownership of all equipment located at the wagering facilities. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in significant liquidated damages. The equipment is placed at customer facilities under contracts generally providing for revenue based on the greater of a percentage of total amounts wagered or, if appropriate, a specified minimum.

     Minimum annual payments expected to be received under service contracts in effect as of October 31, 1997 with specified minimums are as follows: 1998, $20,134; 1999, $16,040; 2000, $14,842; 2001, $11,511; 2002, $7,022; and
thereafter $8,459.

(14) EXPORT SALES AND MAJOR CUSTOMERS

     Sales to foreign customers amounted to $14,230, $11,119 and $9,860 in 1997, 1996 and 1995, respectively. No single customer represented more than 10% of revenues in any of these periods.

(15) PENSION PLANS

     The Company has a defined benefit plan for union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company's policy is to fund the minimum contribution permissible by the Internal Revenue Service.

     The following are the components of pension expense related to the defined benefit plan:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Service cost............................................... $ 67   62    63
   Interest cost on projected benefit obligation..............   97   89    82
   Actual return on plan assets...............................  (85) (19)  (87)
   Net amortization and deferral..............................   (8) (66)   16
                                                               ----  ---   ---
                                                               $ 71   66    74
                                                               ====  ===   ===

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) PENSION PLANS--(CONTINUED)

     The assets and obligations of the defined benefit plan at October 31, 1997 and 1996 are as follows:

                                                                  1997   1996
                                                                 ------  -----
   Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits of
    $1,131 and $1,170 at October 31, 1997 and 1996,
    respectively...............................................  $1,498  1,349
                                                                 ------  -----
   Projected benefit obligation for services rendered to date..   1,498  1,349
   Plan assets at fair value (invested in insurance company
    general accounts guaranteed as to principal)...............   1,419  1,230
                                                                 ------  -----
   Projected benefit obligation in excess of plan assets.......      79    119
                                                                 ------  -----
   Funded status...............................................     (79)  (119)
   Unrecognized net obligation.................................      46     52
   Unrecognized prior service cost.............................      73     80
   Unrecognized net loss.......................................     295    273
                                                                 ------  -----
   Prepaid pension cost........................................  $  335    286
                                                                 ======  =====

     The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

     The accumulated and projected benefit obligation for 1997 and 1996 were calculated using the unit credit method and reflect the following assumptions: discount rate of 7.25% in 1997 and 1996, with a long-term rate of return on assets of 8% and 9% in 1997 and 1996, respectively.

     In connection with its collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $403, $204 and $187 during the years ended October 31, 1997, 1996 and 1995, respectively.

     The Company has a 401K plan covering all employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1997, 1996 and 1995 amounted to approximately $760, $814 and $839, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(16) MANAGEMENT INCENTIVE COMPENSATION

     The Company has an incentive compensation plan for key management personnel based on business unit performance, overall performance of the Company and individual performance. Management incentive compensation expense amounted to $1,707, $439 and $1,157 in 1997, 1996 and 1995, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) INCOME TAX EXPENSE (BENEFIT)

     The consolidated loss before income tax expense (benefit) and extraordinary item, by domestic and foreign source, is as follows:

                                                                        YEAR ENDED OCTOBER 31,
                                                                      --------------------------
                                                                        1997     1996     1995
                                                                      --------  -------  -------
Domestic............................................................. $(14,367) (28,714) (45,966)
Foreign..............................................................   (1,988)  (3,038)  (1,250)
                                                                      --------  -------  -------
Consolidated loss before income tax expense (benefit) and
  extraordinary item................................................. $(16,355) (31,752) (47,216)
                                                                      ========  =======  =======

Income tax expense (benefit) consists of:

                                                                       CURRENT   DEFERRED  TOTAL
                                                                       -------   --------  -----
   1997 - Foreign....................................................  $  938        (32)    906
                                                                       ======      =====   =====
   1996 - Foreign....................................................  $  575      1,868   2,443
                                                                       ======      =====   =====
   1995 - Foreign....................................................  $1,819        854   2,673
                                                                       ======      =====   =====

  Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

                                                                                  OCTOBER 31,
                                                                                --------------
                                                                                 1997    1996
                                                                                ------  ------
   CURRENT DEFERRED TAX LIABILITY (ASSET)
     Accrued stockholder litigation costs...................................... $  --   (2,690)
     Accrued vacation..........................................................   (654)   (666)
     Inventory reserve.........................................................   (653)   (670)
     Other accrued liabilities................................................. (1,313) (1,240)
     Reserve for doubtful accounts.............................................   (533)   (420)
                                                                                ------  ------
       Current deferred tax asset.............................................. (3,153) (5,686)
     Accrued foreign contract reserve..........................................    --    2,833
                                                                                ------  ------
       Current deferred tax asset, net......................................... (3,153) (2,853)
                                                                                ------  ------

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) INCOME TAX EXPENSE (BENEFIT)--(CONTINUED)

                                                               OCTOBER 31,
                                                             ----------------
                                                              1997     1996
                                                             -------  -------
   NONCURRENT DEFERRED TAX LIABILITY (ASSET)
     Intangible assets-difference in amortization periods... $ 1,020      881
     Property and equipment differences in depreciation
      methods...............................................   7,094    7,705
     Other, net.............................................    (781)   1,351
     Interest charge, Domestic International Sales Corp.....   4,989    4,716
                                                             -------  -------
       Noncurrent deferred tax liability, net...............  12,322   14,653
                                                             -------  -------
     Net operating loss carryforward........................ (48,193) (41,498)
     Foreign tax credit carryforward........................    (279)    (474)
     Alternative minimum tax credits........................    (184)    (184)
     Research and experimentation credits...................    (135)    (150)
                                                             -------  -------
       Noncurrent deferred tax asset........................ (48,791) (42,306)
     Valuation allowance....................................  42,173   38,181
                                                             -------  -------
       Noncurrent deferred tax asset, net...................  (6,618)  (4,125)
                                                             -------  -------
       Noncurrent deferred tax liability....................   5,704   10,528
                                                             -------  -------
       Net deferred tax liability on balance sheet.......... $ 2,551    7,675
                                                             =======  =======

  The aggregate deferred tax assets before valuation allowance at October 31, 1997, and 1996 were $52,725 and $47,992, respectively. The aggregate deferred tax liabilities at October 31, 1997 and 1996 were $13,103 and $17,486, respectively.

  The actual tax expense differs from the "expected" tax benefit (computed by applying the U.S. Federal corporate rate of 34% to loss before income taxes (benefit) and extraordinary item) as follows:

                                                          OCTOBER 31,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
   Computed "expected" tax benefit................. $(5,561) (10,796) (16,053)
   Increase (reduction) in income taxes resulting
    from:
     Unused net operating loss.....................   4,155    9,661   15,450
     Foreign tax differential......................   1,782    3,276    3,098
     Other, net....................................     530      302      178
                                                    -------  -------  -------
                                                    $   906    2,443    2,673
                                                    =======  =======  =======

  The Company has regular tax net operating loss carryforwards of approximately $1,794 that expire in 2005, $1,222 that expire in 2006, $954 that expire in 2008, $38,810 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, and $12,220 that expire in 2012.

  The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $184, regular foreign tax credits of approximately $279 and research and experimentation credit carryforwards of approximately $135. Regular foreign tax credits of $279 expire in 1998. The research and experimentation credits expire from 1998 to 2003.

  The net changes in the valuation allowance for deferred tax assets for the years ended October 31, 1997 and 1996 were increases of $3,992 and $13,808, respectively.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) INCOME TAX EXPENSE (BENEFIT)--(CONTINUED)

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

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1997 will be allocated as follows:


   Income tax benefit that would be reported in the consolidated statements of operations.......................................... $39,323
   Additional capital (benefit from exercise of stock options).......   2,850
                                                                      -------
                                                                      $42,173
                                                                      =======

(18) BUSINESS AND GEOGRAPHIC SEGMENTS

     The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1997, 1996 and 1995. Corporate expenses are allocated among industry and geographic segments.

                                                      YEAR ENDED OCTOBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
   BUSINESS SEGMENTS
   Service revenue and product sales
     Pari-mutuel operations......................... $134,226  128,439  127,336
     Lottery operations.............................   23,106   47,796   25,848
                                                     --------  -------  -------
                                                     $157,332  176,235  153,184
                                                     ========  =======  =======
   Operating income (loss)
     Pari-mutuel operations......................... $ (1,866) (10,293) (19,412)
     Lottery operations.............................      (43)   1,865  (11,878)
                                                     --------  -------  -------
                                                     $ (1,909)  (8,428) (31,290)
                                                     ========  =======  =======
   Depreciation and amortization
     Pari-mutuel operations......................... $ 28,413   31,068   26,861
     Lottery operations.............................    8,315    9,785    8,602
                                                     --------  -------  -------
                                                     $ 36,728   40,853   35,463
                                                     ========  =======  =======
   Assets
     Pari-mutuel operations......................... $148,154  152,868  188,220
     Lottery operations.............................    5,387   43,925   52,801
                                                     --------  -------  -------
                                                     $153,541  196,793  241,021
                                                     ========  =======  =======
   Capital and wagering systems expenditures
     Pari-mutuel operations......................... $  7,359    8,135   14,723
     Lottery operations.............................      129    1,106    3,417
                                                     --------  -------  -------
                                                     $  7,488    9,241   18,140
                                                     ========  =======  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) BUSINESS AND GEOGRAPHIC SEGMENTS--(CONTINUED)

                                                      YEAR ENDED OCTOBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
   GEOGRAPHIC SEGMENTS
   Service revenue and product sales
     North America.................................. $125,402  120,589  114,943
     Europe.........................................   28,780   49,656   34,227
     Asia...........................................    3,150    5,990    4,014
                                                     --------  -------  -------
                                                     $157,332  176,235  153,184
                                                     ========  =======  =======
   Operating income (loss)
     North America.................................. $ (4,744)  (6,373) (25,960)
     Europe.........................................    2,102   (1,573)  (4,500)
     Asia...........................................      733     (482)    (830)
                                                     --------  -------  -------
                                                     $ (1,909)  (8,428) (31,290)
                                                     ========  =======  =======
   Depreciation and amortization
     North America.................................. $ 31,180   32,195   27,296
     Europe.........................................    5,468    8,658    8,167
     Asia...........................................       80      --       --
                                                     --------  -------  -------
                                                     $ 36,728   40,853   35,463
                                                     ========  =======  =======
   Assets
     North America.................................. $139,262  146,929  180,637
     Europe.........................................   13,463   49,864   60,384
     Asia...........................................      816      --       --
                                                     --------  -------  -------
                                                     $153,541  196,793  241,021
                                                     ========  =======  =======
   Capital and wagering systems expenditures
     North America.................................. $  7,199    8,518   15,798
     Europe.........................................      289      723    2,342
     Asia...........................................      --       --       --
                                                     --------  -------  -------
                                                     $  7,488    9,241   18,140
                                                     ========  =======  =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

     Selected quarterly financial data for the years ended October 31, 1997 and 1996 is as follows:

                                              YEAR ENDED OCTOBER 31, 1997
                                            ----------------------------------
                                             FIRST   SECOND    THIRD   FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------  -------  -------  -------
   Total operating revenues................ $35,515  41,921   35,518   44,078
   Gross profit............................  13,960  16,714   14,590   17,184
   Loss before extraordinary item..........  (7,423) (4,691)  (1,712)  (3,435)
   Extraordinary item......................     --      --      (426)     --
   Net loss................................  (7,423) (4,691)  (2,138)  (3,435)
   Loss per common share before
    extraordinary item.....................   (0.23)  (0.14)   (0.05)   (0.09)
   Extraordinary item......................     --      --     (0.01)     --
   Loss per common share................... $ (0.23)  (0.14)   (0.06)   (0.09)
                                            =======  ======   ======   ======
   Weighted average shares outstanding.....  32,734  34,498   35,312   35,335
                                            =======  ======   ======   ======

                                               YEAR ENDED OCTOBER 31, 1996
                                             ----------------------------------
                                              FIRST   SECOND    THIRD   FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
   Total operating revenues................. $43,306  45,741   41,828   45,360
   Gross profit.............................  15,761  16,075   15,941   16,852
   Net loss................................. (13,801) (5,894)  (7,804)  (6,696)
   Loss per common share.................... $ (0.45)  (0.19)   (0.25)   (0.20)
                                             =======  ======   ======   ======
   Weighted average shares outstanding......  30,905  31,373   31,459   31,474
                                             =======  ======   ======   ======

(20) UNUSUAL ITEMS

     In the third quarter of fiscal 1996, the Company recorded charges in other deductions of $647 for costs incurred in connection with the Company's proposed but uncompleted third quarter 1996 debt offering, and charges in selling, general and administrative expense of $569 for contractual payments related to the departure of the President of the Company. Partially offsetting these costs was the reversal of $649 of 1995 restructuring cost accruals because of the Company's current plan to continue limited manufacturing of wagering terminals at its plant in Ireland.

     In fiscal 1995, the Company recognized unusual charges of $20,932 substantially resulting from the Company's restructuring, and certain valuation adjustments.

     Restructuring charges of $11,601 were attributable to the closure of the Owings Mills Lottery support facility and the scaling back of certain international activities, including the planned closing of the Company's manufacturing facility in Ballymahon, Ireland. The decision to close the aforementioned facilities resulted in the elimination of approximately 105 full-time positions. The restructuring charge of $11,601 included $2,064 in employee termination benefits; $1,139 attributable to the cancellation of certain leasehold contracts; $3,188 in connection with the write-down of inventory and equipment previously used in the lottery terminal manufacturing process including the repayment of certain foreign capital equipment economic development grants; $4,287 in capitalized software systems development costs written-off in connection with the Company's

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(20) UNUSUAL ITEMS--(CONTINUED)

decision to terminate support for certain of its domestic lottery products and $923 in other miscellaneous asset valuation adjustments and expenses.

     The Company wrote-off $6,640 relating to certain investments and other non-current assets which included $2,750 attributable to the Company's Mexican VGM contracts. The decision to write-off the Company's investment in Mexican VGM contracts was based on the continued economic and political turmoil in Mexico which repeatedly interfered with the Company's ability to complete implementation of the contracts. Also included in the write-off of investments and other non-current assets was $2,576 primarily attributable to lottery terminals, and $1,314 attributable to other assets. Technical limitations led to the Company's re-evaluation of the continued viability of the lottery terminals. The remaining $2,691 of unusual charges included miscellaneous asset valuation adjustments, principally consisting of receivable write-offs of $1,592 and severance costs of $390.

     In addition, the Company recorded $1,679 of unusual charges for bank credit agreement costs primarily relating to a waiver of certain financial covenants under the Company's Senior Facility.

     As a result of these charges, the Company anticipated total cash obligations of approximately $5,859, of which $4,640 was paid through October 31, 1997 and $649 was reversed in fiscal 1996 because of the Company's decision to continue limited manufacturing in Ireland. The restructurings were completed in fiscal 1996 and the Company has satisfied all cash obligations with respect to the 1995 restructuring charges.

(21) LITIGATION

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

     The Settlement Agreement was finalized on December 24, 1996, at which time the Company paid $7,500 in cash plus 2,964 shares of Class A Common Stock which had an aggregate value of $3,500 based on the average price of the Company's Class A Common Stock for 10 trading days preceding the final hearing in the District Court. Insurance companies providing directors and officers insurance contributed approximately $6,500 of the cash portion of the settlement, with $1,250 of that amount in the form of a loan to the Company, with the payment terms subject to negotiation.

     The Company accrued a charge of $6,800 against earnings in fiscal 1996 to reflect the settlement and anticipated legal fees. There will be no further charges against earnings as a result of the Settlement Agreement.

(22) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. On July 28, 1997, the Company issued $110,000 aggregate principal amount of Notes bearing interest at a rate of 10 7/8%. The proceeds from the issuance of the Notes were used to repay all amounts outstanding under the Senior Facility (see Note 7). The Notes are jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

     Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company"), the Guarantor Subsidiaries and the wholly owned foreign subsidiaries and the non-wholly owned

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(22) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES--(CONTINUED)

domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 1997 and October 31, 1996 and for the fiscal years ended October 31, 1997, 1996 and 1995. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                OCTOBER 31, 1997
                                 (IN THOUSANDS)

                         PARENT    GUARANTOR   NON-GUARANTOR ELIMINATING
                         COMPANY  SUBSIDIARIES SUBSIDIARIES    ENTRIES   CONSOLIDATED
                         -------  ------------ ------------- ----------- ------------
ASSETS
  Cash and cash
   equivalents.......... $15,582        328        2,297           --       18,207
  Accounts receivable,
   net..................     --      10,547        3,013           --       13,560
  Other current assets..     711      6,223        2,791          (284)      9,441
  Property and
   equipment, net.......     161     67,071        9,302          (145)     76,389
  Investment in
   subsidiaries.........  54,760        --           --        (54,760)        --
  Goodwill..............     211      2,635        3,070           --        5,916
  Other assets..........   5,937     24,895          528        (1,332)     30,028
                         -------    -------       ------       -------     -------
    Total assets........ $77,362    111,699       21,001       (56,521)    153,541
                         =======    =======       ======       =======     =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)
  Current liabilities... $14,812     14,515        3,921          (139)     33,109
  Current installments
   of long-term debt....   1,250        474          910           (25)      2,609
  Long-term debt,
   excluding current
   installments......... 145,000        323        1,925           --      147,248
  Other non-current
   liabilities..........   1,111        538        2,166           --        3,815
  Intercompany
   balances............. (51,571)    54,467       (3,112)          216         --
  Stockholders' equity
   (deficit)............ (33,240)    41,382       15,191       (56,573)    (33,240)
                         -------    -------       ------       -------     -------
    Total liabilities
     and stockholders'
     equity (deficit)... $77,362    111,699       21,001       (56,521)    153,541
                         =======    =======       ======       =======     =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                OCTOBER 31, 1996
                                 (IN THOUSANDS)

                          PARENT    GUARANTOR   NON-GUARANTOR ELIMINATING
                         COMPANY   SUBSIDIARIES SUBSIDIARIES    ENTRIES   CONSOLIDATED
                         --------  ------------ ------------- ----------- ------------
ASSETS
  Cash and cash
   equivalents.......... $  3,376        261        2,351           --        5,988
  Accounts receivable,
   net..................      --       9,557        8,700           --       18,257
  Other current assets..      704      5,135       10,795          (211)     16,423
  Property and
   equipment, net.......      158     83,522       12,649          (449)     95,880
  Investment in
   subsidiaries.........   65,402        --           --        (65,402)        --
  Goodwill..............      217      4,021       16,786           --       21,024
  Other assets..........    3,184     29,142        8,537        (1,642)     39,221
                         --------    -------       ------       -------     -------
    Total assets........ $ 73,041    131,638       59,818       (67,704)    196,793
                         ========    =======       ======       =======     =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)
  Current liabilities... $  9,855     16,788        7,988            47      34,678
  Current installments
   of long-term debt....      --       8,478          781           (25)      9,234
  Long-term debt,
   excluding current
   installments.........   40,000    117,983        1,832           (25)    159,790
  Other non-current
   liabilities..........    3,644        778        8,557           308      13,287
  Intercompany
   balances.............   39,738    (46,908)       7,234           (64)        --
  Stockholders' equity
   (deficit)............  (20,196)    34,519       33,426       (67,945)    (20,196)
                         --------    -------       ------       -------     -------
    Total liabilities
     and stockholders'
     equity (deficit)... $ 73,041    131,638       59,818       (67,704)    196,793
                         ========    =======       ======       =======     =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                                     NON-
                           PARENT    GUARANTOR    GUARANTOR   ELIMINATING
                          COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                          --------  ------------ ------------ ----------- ------------
Operating revenues......  $    --     129,130       30,614      (2,412)     157,332
Operating expenses......       --      80,303       16,907      (2,326)      94,884
                          --------    -------       ------      ------      -------
  Gross profit..........       --      48,827       13,707         (86)      62,448
Selling, general and
 administrative
 expenses...............    10,963     12,696        5,694          99       29,452
Gain on sale of
 business...............    (1,823)       --           --          --        (1,823)
Depreciation and
 amortization...........        69     28,423        8,578        (342)      36,728
                          --------    -------       ------      ------      -------
  Operating income
   (loss)...............    (9,209)     7,708         (565)        157       (1,909)
Interest expense........    14,269       (228)         497        (171)      14,367
Other (income) expense..      (326)      (413)         746          72           79
                          --------    -------       ------      ------      -------
Income (loss) before
 equity in income of
 subsidiaries, income
 taxes, and
 extraordinary items....   (23,152)     8,349       (1,808)        256      (16,355)
Equity in income of
 subsidiaries ..........     4,716        --           --       (4,716)         --
Income tax expense......       201        113          592         --           906
                          --------    -------       ------      ------      -------
Net income (loss) before
 extraordinary items....   (18,637)     8,236       (2,400)     (4,460)     (17,261)
Extraordinary items:
  (Write-off) of
   deferred financing
   fees and expenses,
   net of gain on early
   retirement of debt...       950     (1,376)         --          --          (426)
                          --------    -------       ------      ------      -------
Net income (loss).......  $(17,687)     6,860       (2,400)     (4,460)     (17,687)
                          ========    =======       ======      ======      =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED OCTOBER 31, 1996
                                 (IN THOUSANDS)

                                                      NON-
                           PARENT     GUARANTOR    GUARANTOR   ELIMINATING
                           COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                          ---------  ------------ ------------ ----------- ------------
Operating revenues......  $     --     121,294       57,197      (2,256)     176,235
Operating expenses......        --      78,466       35,227      (2,087)     111,606
                          ---------    -------       ------      ------      -------
  Gross profit..........        --      42,828       21,970        (169)      64,629
Selling, general and
 administrative
 expenses...............      9,771     13,443        9,766        (127)      32,853
Restructuring and write-
 off of assets..........        233        --          (882)        --          (649)
Depreciation and
 amortization...........         40     29,674       11,456        (317)      40,853
                          ---------    -------       ------      ------      -------
Operating income
 (loss).................    (10,044)      (289)       1,630         275       (8,428)
Interest expense........     14,499        288          391        (341)      14,837
Other (income) expense..      8,581       (184)        (335)        425        8,487
                          ---------    -------       ------      ------      -------
Income (loss) before
 equity in loss of
 subsidiaries and income
 taxes .................    (33,124)      (393)       1,574         191      (31,752)
Equity in loss of
 subsidiaries...........       (671)       --           --          671          --
Income tax expense......        400        200        1,843         --         2,443
                          ---------    -------       ------      ------      -------
Net income (loss).......  $ (34,195)      (593)        (269)        862      (34,195)
                          =========    =======       ======      ======      =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED OCTOBER 31, 1995
                                 (IN THOUSANDS)

                                                     NON-
                           PARENT    GUARANTOR    GUARANTOR   ELIMINATING
                          COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                          --------  ------------ ------------ ----------- ------------
Operating revenues......  $    --     117,885       42,984      (7,685)     153,184
Operating expenses......       --      78,701       22,184      (6,655)      94,230
                          --------    -------       ------      ------      -------
  Gross profit..........       --      39,184       20,800      (1,030)      58,954
Selling, general and
 administrative
 expenses...............    12,481     16,242        7,817         --        36,540
Restructuring and write-
 off of assets..........     4,039     11,997        2,205         --        18,241
Depreciation and
 amortization...........        22     24,627       10,938        (124)      35,463
                          --------    -------       ------      ------      -------
  Operating loss........   (16,542)   (13,682)        (160)       (906)     (31,290)
Interest expense........    15,770        226          532        (166)      16,362
Other (income) expense..       --        (227)        (391)        182         (436)
                          --------    -------       ------      ------      -------
Income (loss) before
 equity in loss of
 subsidiaries and income
 taxes..................   (32,312)   (13,681)        (301)       (922)     (47,216)
Equity in loss of
 subsidiaries...........   (17,577)       --           --       17,577          --
Income tax expense......       --         --         2,673         --         2,673
                          --------    -------       ------      ------      -------
Net income (loss).......  $(49,889)   (13,681)      (2,974)     16,655      (49,889)
                          ========    =======       ======      ======      =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                                    NON-
                          PARENT    GUARANTOR    GUARANTOR   ELIMINATING
                         COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                         --------  ------------ ------------ ----------- ------------
Net income (loss)....... $(17,687)     6,860       (2,400)     (4,460)     (17,687)
  Depreciation and
   amortization.........       69     28,423        8,578        (342)      36,728
  Equity in income of
   subsidiaries.........   (4,716)       --           --        4,716          --
  Gain on sale of
   business.............   (1,823)       --           --          --        (1,823)
  Non-cash extraordinary
   items................     (950)     1,376          --          --           426
  Other non-cash
   adjustments..........    3,264         40         (658)        --         2,646
  Changes in working
   capital..............    5,004     (4,531)       2,942          13        3,428
                         --------    -------       ------      ------      -------
Net cash provided by
 (used in) operating
 activities.............  (16,839)    32,168        8,462         (73)      23,718
                         --------    -------       ------      ------      -------
Cash flows from
 investing activities:
  Capital and wagering
   systems
   expenditures.........      (49)    (5,415)      (2,062)         38       (7,488)
  Proceeds from sale of
   business and assets
   disposals............   23,216        260       (2,420)        --        21,056
  Other assets and
   investments..........     (442)    (1,463)        (642)       (140)      (2,687)
                         --------    -------       ------      ------      -------
Net cash provided by
 (used in) investing
 activities.............   22,725     (6,618)      (5,124)       (102)      10,881
                         --------    -------       ------      ------      -------
Cash flows from
 financing activities:
  Net repayments under
   revolving credit
   facility.............      --     (71,890)         --          --       (71,890)
  Net proceeds from
   issuance of long
   term-debt............  105,100        --         1,234         --       106,334
  Payments on long-term
   debt.................   (4,350)   (52,224)        (846)         25      (57,395)
  Other, principally
   intercompany
   balances.............  (94,432)    98,631       (3,401)        163          961
                         --------    -------       ------      ------      -------
Net cash provided by
 (used in) financing
 activities.............    6,318    (25,483)      (3,013)        188      (21,990)
                         --------    -------       ------      ------      -------
Effect of exchange rate
 changes on cash........        2        --          (379)        (13)        (390)
Increase/(decrease) in
 cash and cash
 equivalents............   12,206         67          (54)        --        12,219
Cash and cash
 equivalents, beginning
 of year................    3,376        261        2,351         --         5,988
                         --------    -------       ------      ------      -------
Cash and cash
 equivalents, end of
 year................... $ 15,582        328        2,297         --        18,207
                         ========    =======       ======      ======      =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED OCTOBER 31, 1996
                                 (IN THOUSANDS)

                                                    NON-
                          PARENT    GUARANTOR    GUARANTOR   ELIMINATING
                         COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                         --------  ------------ ------------ ----------- ------------
Net income (loss)....... $(34,195)      (593)        (269)       862       (34,195)
  Depreciation and
   amortization.........       40     29,674       11,456       (317)       40,853
  Equity in loss of
   subsidiaries.........      671        --           --        (671)          --
  Other non-cash
   adjustments..........    7,188        441          (13)       152         7,768
  Changes in working
   capital..............      373     (2,274)       2,431        (88)          442
                         --------    -------       ------       ----       -------
Net cash provided by
 (used in) operating
 activities.............  (25,923)    27,248       13,605        (62)       14,868
                         --------    -------       ------       ----       -------
Cash flows from
 investing activities:
  Capital and wagering
   systems
   expenditures.........     (114)    (7,863)      (1,262)        (2)       (9,241)
  Proceeds from asset
   disposals............    3,000      1,024          660        --          4,684
  Other assets and
   investments..........   (1,470)       144       (2,673)       667        (3,332)
                         --------    -------       ------       ----       -------
Net cash provided by
 (used in) investing
 activities.............    1,416     (6,695)      (3,275)       665        (7,889)
                         --------    -------       ------       ----       -------
Cash flows from
 financing activities:
  Net borrowings under
   revolving credit
   facility.............      --       2,610          --         --          2,610
  Net proceeds from
   issuance of long
   term-debt............      --       1,626          924        --          2,550
  Payments on long-term
   debt.................      --      (8,930)      (1,926)        27       (10,829)
  Other, principally
   intercompany
   balances.............   24,112    (15,947)      (7,391)      (774)          --
                         --------    -------       ------       ----       -------
Net cash provided by
 (used in) financing
 activities.............   24,112    (20,641)      (8,393)      (747)       (5,669)
                         --------    -------       ------       ----       -------
Effect of exchange rate
 changes on cash........      386         (1)        (842)       144          (313)
                         --------    -------       ------       ----       -------
Increase/(decrease) in
 cash and cash
 equivalents............       (9)       (89)       1,095        --            997
Cash and cash
 equivalents, beginning
 of year................    3,385        350        1,256        --          4,991
                         --------    -------       ------       ----       -------
Cash and cash
 equivalents, end of
 year................... $  3,376        261        2,351        --          5,988
                         ========    =======       ======       ====       =======

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

                          YEAR ENDED OCTOBER 31, 1995
                                 (IN THOUSANDS)

                                                    NON-
                          PARENT    GUARANTOR    GUARANTOR   ELIMINATING
                         COMPANY   SUBSIDIARIES SUBSIDIARIES   ENTRIES   CONSOLIDATED
                         --------  ------------ ------------ ----------- ------------
Net income (loss)....... $(49,889)   (13,681)      (2,974)      16,655     (49,889)
  Depreciation and
   amortization.........       22     24,627       10,938         (124)     35,463
  Equity in loss of
   subsidiaries.........   17,577        --           --       (17,577)        --
  Other non-cash
   adjustments..........    5,240     12,007        4,234          214      21,695
  Changes in working
   capital..............    8,567     (5,868)      (1,850)        (128)        721
                         --------    -------      -------      -------     -------
Net cash provided by
 (used in) operating
 activities.............  (18,483)    17,085       10,348         (960)      7,990
                         --------    -------      -------      -------     -------
Cash flows from
 investing activities:
  Capital and wagering
   systems
   expenditures.........      (61)   (17,134)      (3,073)       2,128     (18,140)
  Purchase of companies,
   net of cash
   acquired.............     (747)   (13,653)         --           --      (14,400)
  Other assets and
   investments..........   (1,727)    (3,619)      (4,724)      (1,204)    (11,274)
                         --------    -------      -------      -------     -------
Net cash provided by
 (used in) investing
 activities.............   (2,535)   (34,406)      (7,797)         924     (43,814)
                         --------    -------      -------      -------     -------
Cash flows from
 financing activities:
  Net borrowings under
   lines of credit......      --         --          (250)         --         (250)
  Net proceeds from
   issuance of long
   term-debt............      --      30,227        1,803          --       32,030
  Payments on long-term
   debt.................      --        (805)      (1,562)         --       (2,367)
  Net proceeds from
   issuance of common
   stock................    4,495        --           --           --        4,495
  Other, principally
   intercompany
   balances.............   20,028     (9,993)     (10,071)          36         --
                         --------    -------      -------      -------     -------
Net cash provided by
 (used in) financing
 activities.............   24,523     19,429      (10,080)          36      33,908
                         --------    -------      -------      -------     -------
Effect of exchange rate
 changes on cash........     (135)       --           932          --          797
                         --------    -------      -------      -------     -------
Increase/(decrease) in
 cash and cash
 equivalents............    3,370      2,108       (6,597)         --       (1,119)
Cash and cash
 equivalents, beginning
 of year................       15     (1,758)       7,853          --        6,110
                         --------    -------      -------      -------     -------
Cash and cash
 equivalents, end of
 year................... $  3,385        350        1,256          --        4,991
                         ========    =======      =======      =======     =======

                                                                     SCHEDULE II

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED OCTOBER 31, 1997
                                 (IN THOUSANDS)

                                          ADDITIONS
                                    ---------------------
                                     CHARGED
                         BALANCE AT    TO       CHARGED                 BALANCE AT
                         BEGINNING  COSTS AND  TO OTHER                   END OF
                         OF PERIOD  EXPENSES  ACCOUNTS(1) DEDUCTIONS(2)   PERIOD
                         ---------- --------- ----------- ------------- ----------
YEAR ENDED OCTOBER 31,
 1995
Allowance for doubtful
 accounts...............   $  498     1,372       169           360       1,679
YEAR ENDED OCTOBER 31,
 1996
Allowance for doubtful
 accounts...............   $1,679     1,392       --          1,018       2,053
YEAR ENDED OCTOBER 31,
 1997
Allowance for doubtful
 accounts...............   $2,053     1,070       --          1,147       1,976

--------
(1) Amounts related to acquired companies
(2) Amounts written off

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to directors of the Company is incorporated herein by reference to the Company's proxy statement issued in connection with the 1998 Annual Meeting of Stockholders under the caption "Election of Directors." Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction [G3].

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation under the caption "Executive Compensation; Certain Arrangements," in the Company's proxy statement issued in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement issued in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information under the caption "Certain Arrangements Between the Company and its Directors and Officers" in the Company's proxy statement issued in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements--See Index to Consolidated Financial Statements attached hereto, page 26.

       2. Financial Statements Schedule--See Index to Consolidated Financial Statements attached hereto, page 26.

   Exhibits--The following is a list of exhibits:


 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Certificate of Incorporation of the Company, as amended through June
         29, 1995.(1)
   3.2   Bylaws of the Company.(2)
   4.1   Indenture, dated as of July 28, 1997, among the Company, the
         Guarantors and IBJ Schroder Bank & Trust Company, as Trustee.(3)
   4.2   Form of 10 7/8% Series A and Series B Senior Notes Due 2004, dated as of July 28, 1997 (incorporated by reference to Exhibit 4.1).
   4.3   Registration Rights Agreement, dated as of July 28, 1997, among the
         Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities
         Corporation.(4)
   4.4   Certificate representing share of Class A Common Stock of the
         Company.(1)
  10.1   Credit Agreement, dated as of July 28, 1997, between the Company, the financial institutions party thereto and DLJ Capital Funding, Inc. as agent.(5)
  10.2   1984 Stock Option Plan, as amended.(6)*
  10.3   Form of Option dated March 3, 1992 issued to A. Lorne Weil.(7)*
  10.4   Form of Option dated December 13, 1991 issued to Marshall
         Bartlett.(8)*
  10.5   Employment Agreement dated November 1, 1992, of A. Lorne Weil and
         Autotote Corporation.(9)*
  10.6   Stock Purchase Agreement dated July 15, 1994 among the Company, Marvin
         H. Sugarman, Robert Melican, Racing Technology, Inc. and Marvin H.
         Sugarman Productions, Inc.(10)
  10.7   Asset Purchase Agreement dated January 12, 1995 between Autotote
         Communication Services, Inc. and IDB Communications Group Inc.(11)
  10.8   Purchase Agreement dated October 14, 1994 between Autotote
         Corporation, Yves Alexandre, Marie A. Alexandre and Frederic
         Alexandre. (English summary attached to French original.)(12)
  10.9   Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30,
         1993.(13)
  10.10  Stock Purchase Agreement between the Company and General Instrument
         Corporation dated May 18, 1993.(14)
  10.11  Purchase and Sale Agreement between the Company and Sven Eriksson dated May 27, 1993.(15)
  10.12  Agreement among ETAG Electronic Totalisator AG, Gerhard Harwalik,
         Peter Freudenschuss, Peter Tinkl and Manfred Harwalik dated July 27,
         1993.(16)
  10.13  Purchase Agreement among certain purchasers and Autotote Corporation dated August 13, 1993 with respect to the 5 1/2% Convertible
         Subordinated Debentures due 2001.(16)
  10.14  1995 Equity Incentive Plan.(+)
  10.15  1992 Equity Incentive Plan, as amended and restated.(+)
  10.16  Registration Rights Agreement, dated as of November 6, 1995, between the Company and Hartford Stock Fund and Hartford Advisers Fund, (the
         "Funds") dated as of November 6, 1995.(18)
  10.17  Interest Agreement, dated as of November 6, 1995, between the Company and the Funds.(19)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.18  Letter Agreement, dated as of January 3, 1995, between the Company and
         Martin E. Schloss.(20)*
  10.19  Agreement of Purchase and Sale, dated January 19, 1996, between
         Autotote Systems, Inc. and Fusco Properties, L.P. ("Fusco").(21)
  10.20  Lease Agreement, dated as of January 19, 1996, between Fusco and
         Autotote Systems, Inc.(22)
  10.21  Employment Agreement, dated February 22, 1996, between the Company and
         William Luke.(23)*
  10.22  Promissory Note dated May 13, 1996 between the Company and A. Lorne
         Weil.(24)
  10.23  Stock Transfer Agreement among the Company and American Wagering,
         Inc., dated October 25, 1996, with respect to all outstanding stock of
         Autotote CBS, Inc.(25)
  10.24  Stock Purchase Agreement among the Company and Scientific Games
         Holding Corp., Tele Control Kommunikations und Computersysteme Aktien
         Gesellschaft.(26)
  10.25  1997 Incentive Compensation Plan.(27)*
  21.1   List of Subsidiaries(+).
  23     Consent of KPMG Peat Marwick LLP(+).
  99.7   Warrant to Purchase Class B Nonvoting Common Stock of Autotote
         Corporation dated October 30, 1992 issued to Various lenders.(28)
  99.8   Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant
         Agreement"), as amended as of January 29, 1997.(29)
  99.9   Warrant Agreement dated as of January 26, 1996 (the "1996 Warrant
         Agreement"), as amended as of January 29, 1997.(30)
  99.10  Amendment dated January 29, 1997 amending both the 1995 Warrant
         Agreement and the 1996 Warrant Agreement. (31)
  99.11  Order and Final Judgment of the United States District Court for the
         District of Delaware dated October 22, 1996, Amendment to Amended
         Stipulation and Agreement of Settlement, dated November 7, 1996, and
         Amended Stipulation and Agreement of Settlement dated July 19,
         1996.(32)

--------
 (1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.
 (2) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20, 1992 (the "1992 S-8").
 (3) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 11, 1997 ( the "1997 8-K")
 (4)  Incorporated by reference to Exhibit 2 to the 1997 8-K.
 (5)  Incorporated by reference to Exhibit 3 to the 1997 8-K.
 (6)  Incorporated by reference to Exhibit 4.1 to the 1992 S-8.
 (7) Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K").
 (8)  Incorporated by reference to Exhibit 10.46 to the Company's 1992 10-K.
 (9)  Incorporated by reference to Exhibit 10.39 to the Company's 1992 10-K.
(10)  Incorporated by reference to Exhibit 10.19 to the Company's 1994 10-K.
(11)  Incorporated by reference to Exhibit 10.20 to the Company's 1994 10-K.
(12)  Incorporated by reference to Exhibit 10.21 to the Company's 1994 10-K.
(13) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993.
(14) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1993.
(15) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 22, 1993.

(16) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 8, 1993.
(17) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated September 8, 1993.
(18)  Incorporated by reference to Exhibit 10.36 to the 1995 10-K.
(19)  Incorporated by reference to Exhibit 10.37 to the 1995 10-K.
(20)  Incorporated by reference to Exhibit 10.40 to the 1995 10-K.
(21)  Incorporated by reference to Exhibit 10.42 to the Company's Annual
      Report on Form 10-K/A for the fiscal year ended October 31, 1995, dated
      February 22, 1996 (the "1995 10-K/A").
(22)  Incorporated by reference to Exhibit 10.43 to the 1995 10-K/A.
(23)  Incorporated by reference to Exhibit 10.45 to the Company's Quarterly
      Report on Form 10-Q for the quarter ended January 31, 1996.
(24)  Incorporated by reference to Exhibit 10.47 to the Company's Quarterly
      Report on Form 10-Q for the quarter ended April 30, 1996.
(25)  Incorporated by reference to Exhibit 10.25 to the Company's Registration
      Statement on Form S-4 (Registration No. 333-34465) which became effective September 12, 1997 (the "1997 S-4").
(26)  Incorporated by reference to Exhibit 10.27 to the Company's Current
      Report on Form 8-K dated April 15, 1997.
(27)  Incorporated by reference to Exhibit 10.1 to the Company's Registration
      Statement on Form S-8 (Registration No. 333-44979) which became effective January 27, 1998.
(28)  Incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K.
(29) Incorporated by reference to Exhibit 99.8 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1996, dated
      November 18, 1997 (the "1996 10-K/A").
(30)  Incorporated by reference to Exhibit 99.9 to the 1997 S-4.
(31)  Incorporated by reference to Exhibit 99.10 to the 1997 S-4.
(32)  Incorporated by reference to Exhibit 28.1 to the 1996 10-K/A.

--------
 * Includes management contracts and compensation plans and arrangements. (+) Filed herewith.

     (b) A Form 8-K Report, reporting on other events pursuant to Item 5, was filed on August 11, 1997, in connection with:

         (i) Senior Notes Offering. On July 28, 1997, Autotote Corporation (the "Company") completed a private offering (the "Offering") under Rule 144A of the Securities Act of 1933, as amended of $110 million aggregate principal amount of 10 7/8% Senior Notes due 2004 with net proceeds to the Company of approximately $105.1 million. The Notes are guaranteed by substantially all of the Company's existing wholly owned United States subsidiaries.

         (ii) Credit Facility. In connection with the Offering, the Company entered into a new 3.5 year revolving credit facility which, subject to certain terms and conditions, provides for borrowings of up to $25.0 million, with a $15.0 million sublimit for letters of credit.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Autotote Corporation

Dated: January 28, 1998

                                                     /s/ A. Lorne Weil
                                          By: _________________________________
                                              A. LORNE WEIL, CHAIRMAN OF THE
                                                BOARD, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY 28, 1998.


            SIGNATURE                           TITLE                       DATE
            ---------                           -----                       ----
          /s/ A. Lorne Weil             Chairman of the Board,         January 28, 1998
_____________________________________     President and Chief
              A. LORNE WEIL               Executive Officer, and
                                          Director (principal
                                          executive officer)

          /s/ William Luke              Vice President and Chief       January 28, 1998
_____________________________________     Financial Officer
              WILLIAM LUKE                (principal financial officer)

        /s/ DeWayne E. Laird            Corporate Controller           January 28, 1998
_____________________________________     (principal accounting
            DEWAYNE E. LAIRD              officer)

        /s/ Sir Brian Wolfson           Director                       January 28, 1998
_____________________________________
            SIR BRIAN WOLFSON

        /s/ Larry J. Lawrence           Director                       January 28, 1998
_____________________________________
            LARRY J. LAWRENCE

        /s/ Marshall Bartlett           Director                       January 28, 1998
_____________________________________
            MARSHALL BARTLETT

        /s/ Alan J. Zakon               Director                       January 28, 1998
_____________________________________
            ALAN J. ZAKON


                                 EXHIBIT INDEX

 EXHIBIT NO.                      DESCRIPTION                       PAGE
 -----------                      -----------                       ----
    21       List of Subsidiaries
    23       Consent of KPMG Peat Marwick LLP
    10.14    1995 Equity Incentive Plan, as amended.
    10.15    1992 Equity Incentive Plan, as amended and restated.


BOARD OF DIRECTORS                 OFFICERS                       TRANSFER AGENT
A. Lorne Weil                      A. Lorne Weil                  American Stock Transfer &
Chairman, President and Chief      Chairman of the Board,         Trust Company
Executive Officer of Autotote      President and                  40 Wall Street
Corporation                        Chief Executive Officer        New York, NY 10005

Larry J. Lawrence                  William Luke
Vice Chairman of the Board         Vice President and Chief       STOCK INFORMATION
General Partner of Lawrence,       Financial Officer              At the close of business on
Smith & Horey III, L.P.                                           January 23, 1998, a total of
                                   Martin E. Schloss              35,416,534 shares of Class A
Sir Brian Wolfson                  Vice President                 Common Stock were
Former Chairman of Wembley plc     General Counsel and            outstanding. There were 2,383
                                   Secretary                      holders of record on such date.
Alan J. Zakon
Former Managing Director of        Gerald Lawrence                Autotote Corporation trades on
Bankers Trust Corporation          Vice President                 the American Stock Exchange
                                   Pari-Mutuel Group Executive    under the symbol "TTE".
Marshall Bartlett
Former Executive Vice President    DeWayne E. Laird
and Chief Operating Officer of     Corporate Controller           AUDITORS
Bourns Inc.                                                       KPMG Peat Marwick LLP
                                   Robert C. Becker               Short Hills, New Jersey
                                   Treasurer

                              AUTOTOTE CORPORATION
                        750 LEXINGTON AVENUE, 25TH FLOOR
                            NEW YORK, NEW YORK 10022
                                  212-754-2233


                 [LOGO OF AUTOTOTE CORPORATION APPEARS HERE]