Form 10-Q
period 1998-01-31
AUTOTOTE CORP
filed 1998-03-12
CIK 750004

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition from ________________ to ___________________

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

                            Yes  X           No __
                                ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 10 1998:
                       Class A Common Stock:  35,494,312
                       Class B Common Stock:  None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                        QUARTER ENDED JANUARY 31, 1998

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

                    Balance Sheets as of January 31, 1998
                    and October 31, 1997                                   3

                    Statements of Operations for the Three Months Ended
                    January 31, 1998 and 1997                              4

                    Statements of Cash Flows for the Three Months Ended
                    January 31, 1998 and 1997                              5

                    Notes to Consolidated Financial Statements             6-12

Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    13-14

PART II.            OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K                                  15

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                   (in thousands, except per share amounts)

                                                                                              JANUARY 31,           OCTOBER 31,
                                                                                                  1998                 1997
                                                                                           -----------------     -----------------
                                        ASSETS                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................................    $          18,449                18,207
  Restricted cash.....................................................................                  567                   512
  Accounts receivable, net............................................................               13,068                13,560
  Inventories.........................................................................                6,166                 6,653
  Prepaid expenses, deposits and other current assets.................................                3,726                 2,276
                                                                                           -----------------     -----------------
     Total current assets.............................................................               41,976                41,208
                                                                                           -----------------     -----------------
Property and equipment, at cost.......................................................              183,238               180,170
  Less accumulated depreciation.......................................................              108,238               103,781
                                                                                           -----------------     -----------------
     Net property and equipment.......................................................               75,000                76,389
                                                                                           -----------------     -----------------
Goodwill, net of amortization.........................................................                5,281                 5,916
Operating right, net of amortization..................................................               15,598                15,848
Other assets and investments..........................................................               14,268                14,180
                                                                                           -----------------     -----------------
                                                                                          $         152,123               153,541
                                                                                           =================     =================
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt..............................................    $           2,472                 2,609
  Accounts payable....................................................................                9,673                 8,698
  Accrued liabilities.................................................................               27,998                24,411
                                                                                           -----------------     -----------------
     Total current liabilities........................................................               40,143                35,718
                                                                                           -----------------     -----------------
Deferred income taxes.................................................................                2,336                 2,551
Other long-term liabilities...........................................................                1,243                 1,264
Long-term debt, excluding current installments........................................              111,987               112,248
Long-term debt, convertible subordinated debentures...................................               35,000                35,000
                                                                                           -----------------     -----------------
     Total liabilities................................................................              190,709               186,781
                                                                                           -----------------     -----------------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, 2,000 shares authorized, none
     outstanding......................................................................                   --                    --
  Class A common stock, par value $0.01 per share, 99,300 shares authorized,
     35,417 and 35,335 shares outstanding at January 31, 1998 and October 31,
     1997, respectively...............................................................                  355                   354
  Class B non-voting common stock, par value $0.01 per share, 700 shares
    authorized, none outstanding......................................................                   --                    --
  Additional paid-in capital..........................................................              148,367               148,238
  Accumulated losses..................................................................             (186,545)             (181,351)
  Treasury stock, at cost.............................................................                 (102)                 (102)
  Currency translation adjustment.....................................................                 (661)                 (379)
                                                                                           -----------------     -----------------
     Total stockholders' equity (deficit).............................................              (38,586)              (33,240)
                                                                                           -----------------     -----------------
                                                                                          $         152,123               153,541
                                                                                           =================     =================

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1998                  1997
                                                                                          -----------------     -----------------
Operating revenues:
  Services............................................................................    $          31,327                31,420
  Sales...............................................................................                3,104                 4,095
                                                                                          -----------------     -----------------
                                                                                                     34,431                35,515
                                                                                          -----------------     -----------------
Operating expenses (exclusive of depreciation and amortization shown below):
  Services............................................................................               19,377                18,742
  Sales...............................................................................                1,793                 2,813
                                                                                          -----------------     -----------------
                                                                                                     21,170                21,555
                                                                                          -----------------     -----------------
     Total gross profit...............................................................               13,261                13,960
Selling, general and administrative expenses..........................................                7,487                 7,538
Depreciation and amortization.........................................................                7,385                 9,709
                                                                                          -----------------     -----------------
     Operating loss...................................................................               (1,611)               (3,287)
Other deductions:
  Interest expense....................................................................                3,829                 3,634
  Other (income) expense..............................................................                 (371)                  107
                                                                                          -----------------     -----------------
                                                                                                      3,458                 3,741
                                                                                          -----------------     -----------------
  Loss before income tax expense......................................................               (5,069)               (7,028)
Income tax expense....................................................................                  125                   395
                                                                                          -----------------     -----------------
Net loss..............................................................................    $          (5,194)               (7,423)
                                                                                          =================     =================

Net loss per basic share and diluted share............................................    $           (0.15)                (0.23)
                                                                                          =================     =================
Number of shares used in per share calculation........................................               35,389                32,734
                                                                                          =================     =================

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                           (UNAUDITED, IN THOUSANDS)

                                                                                                  1998                  1997
                                                                                          --------------------     ---------------
Cash flows from operating activities:
  Net loss............................................................................    $           (5,194)             (7,423)
                                                                                          --------------------     ---------------
  Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization....................................................                 7,385               9,709
     Changes in operating assets and liabilities......................................                 3,838                 108
     Other............................................................................                   283                 343
                                                                                          --------------------     ---------------
        Total adjustments.............................................................                11,506              10,160
                                                                                          --------------------     ---------------
Net cash provided by operating activities.............................................                 6,312               2,737
                                                                                          --------------------     ---------------

Cash flows from investing activities:
  Capital expenditures................................................................                  (326)               (191)
  Wagering systems expenditures.......................................................                (3,879)             (1,359)
  Proceeds from asset disposals.......................................................                    44                 247
  Increase in other assets and investments............................................                (1,446)               (779)
                                                                                          --------------------     ---------------
Net cash used in investing activities.................................................                (5,607)             (2,082)
                                                                                          --------------------     ---------------

Cash flows from financing activities:
  Payments on long-term debt..........................................................                  (337)             (1,306)
                                                                                          --------------------     ---------------
Net cash used in financing activities.................................................                  (337)             (1,306)
                                                                                          --------------------     ---------------

Effect of exchange rate changes on cash...............................................                  (126)               (185)
                                                                                          --------------------     ---------------
Increase (decrease) in cash and cash equivalents......................................                   242                (836)
Cash and cash equivalents, beginning of period........................................                18,207               5,988
                                                                                          --------------------     ---------------
Cash and cash equivalents, end of period..............................................    $           18,449               5,152
                                                                                          ====================     ===============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest.......................................................................    $              173               2,810
                                                                                          ====================     ===============
       Income taxes...................................................................    $              148                 250
                                                                                          ====================     ===============

The Company issued 2,964 shares of Class A Common Stock during the 1997 period in connection with the settlement of its stockholder litigation.

         See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1)   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of January 31, 1998 and the consolidated statements of operations for the three months ended January 31, 1998 and 1997, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at January 31, 1998 and the results of its operations for the three months ended January 31, 1998 and 1997 and its cash flows for the three months ended January 31, 1998 and 1997 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

     Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)   SALE OF THE EUROPEAN LOTTERY BUSINESS

     On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600. At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. At January 31, 1998, $1,500 remained outstanding under the letter of credit, which amount reduces to zero in specified amounts and on specified dates through October 1998.

     The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's Consolidated Statements of Operations for the three months ended January 31, 1997. Interest and income tax expenses have not been included in the table below.

                                                                                               1997
                                                                                        -----------------
     Operating revenue.............................................................     $           3,656

     Operating expenses, including selling, general and administrative
      expenses, and depreciation and amortization expenses.........................                 3,260
                                                                                        -----------------
     Operating income..............................................................     $             396
                                                                                        =================

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3)   INVENTORIES

     Inventories consist of the following:

                                                                                        JANUARY 31, 1998          OCTOBER 31,
                                                                                              1998                   1997
                                                                                       ------------------       --------------
     Parts..........................................................................   $            5,339                5,261
     Work-in-process................................................................                  101                  501
     Finished goods.................................................................                  117                  244
     Ticket paper...................................................................                  609                  647
                                                                                       ------------------       --------------
     Total..........................................................................   $            6,166                6,653
                                                                                       ==================       ==============

     Work-in-process includes costs for equipment expected to be sold.
Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

4)   DEBT

     There were no borrowings outstanding under the Company's revolving Credit Facility (the "Facility") at January 31, 1998. All letters of credit guaranteed under the Facility, including $1,500 issued in connection with the sale of the European lottery business, were collateralized with available cash at January 31, 1998. At January 31, 1998, the Company had $25,000 available for borrowing under the Facility. See Note 7 to the Consolidated Financial Statements for the year ended October 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

5)   EARNINGS PER SHARE

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which the Company adopted in the first quarter of fiscal 1998. Under SFAS 128, the Company is required to present two earnings or loss per share amounts for each period presented, and all prior period earnings or loss per share amounts are required to be restated to conform with the provisions of SFAS 128. Basic earnings or loss per common share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the first quarter of fiscal 1998 and the first quarter of fiscal 1997, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for the first quarter of fiscal 1998 and the restated basic and diluted net loss per common share for the first quarter of fiscal 1997, therefore, are essentially the same. At January 31, 1998 and 1997, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units, and deferred shares which could potentially dilute basic earnings per share in the future.

6)   FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR
     SUBSIDIARIES

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. In July 1997, the Company issued $110 million aggregate principal amount of Senior Notes bearing interest at an annual rate of 10 7/8% (the "Notes"). The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

     Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company"), the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of January 31, 1998 (unaudited) and October 31, 1997 (audited) and for the three month periods

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES(CONTINUED)

ended January 31, 1998 and 1997 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               January 31, 1998
                                (in thousands)

                                           Parent        Guarantor       Non-Guarantor      Eliminating
                                          Company       Subsidiaries      Subsidiaries        Entries        Consolidated
                                        -----------    --------------   ---------------    -------------    --------------
ASSETS
   Cash and cash equivalents........    $    14,894               656             2,899               --            18,449
   Accounts receivable, net.........             --            10,532             2,536               --            13,068
   Other current assets.............          1,922             6,830             2,042             (335)           10,459
   Property and equipment, net......            204            66,332             8,593             (129)           75,000
   Investment in subsidiaries.......         55,874                --                --          (55,874)               --
   Goodwill.........................            209             2,289             2,783               --             5,281
   Other assets.....................          5,818            24,827               553           (1,332)           29,866
                                        -----------    --------------   ---------------    -------------    --------------

      Total assets..................    $    78,921           111,466            19,406          (57,670)          152,123
                                        ===========    ==============   ===============    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of
    long-term debt..................    $     1,250               404               839              (21)            2,472
   Current liabilities..............         17,559            16,433             3,512              167            37,671
   Long-term debt, excluding
    current installments............        145,000               255             1,732               --           146,987
   Other non-current liabilities....            952               515             2,112               --             3,579
   Intercompany balances............        (47,254)           51,107            (3,853)              --                --
   Stockholders' equity (deficit)...        (38,586)           42,752            15,064          (57,816)          (38,586)
                                        -----------    --------------   ---------------    -------------    --------------

      Total liabilities and
       stockholders' equity
       (deficit)....................    $    78,921           111,466            19,406          (57,670)          152,123
                                        ===========    ==============   ===============    =============    ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               October 31, 1997
                                (in thousands)

                                            Parent        Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries      Subsidiaries        Entries        Consolidated
                                         -----------    --------------   ---------------    -------------    --------------
ASSETS
   Cash and cash equivalents........    $    15,582               328             2,297               --            18,207
   Accounts receivable, net.........             --            10,547             3,013               --            13,560
   Other current assets.............            711             6,223             2,791             (284)            9,441
   Property and equipment, net......            161            67,071             9,302             (145)           76,389
   Investment in subsidiaries.......         54,760                --                --          (54,760)               --
   Goodwill.........................            211             2,635             3,070               --             5,916
   Other assets.....................          5,937            24,895               528           (1,332)           30,028
                                        -----------    --------------   ---------------    -------------    --------------

      Total assets..................    $    77,362           111,699            21,001          (56,521)          153,541
                                        ===========    ==============   ===============    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of
    long-term debt..................    $     1,250               474               910              (25)            2,609
   Current liabilities..............         14,812            14,515             3,921             (139)           33,109
   Long-term debt, excluding
    current installments............        145,000               323             1,925               --           147,248
   Other non-current liabilities....          1,111               538             2,166               --             3,815
   Intercompany balances............        (51,571)           54,467            (3,112)             216                --
   Stockholders' equity (deficit)...        (33,240)           41,382            15,191          (56,573)          (33,240)
                                        -----------    --------------   ---------------    -------------    --------------

      Total liabilities and
       stockholders' equity
       (deficit)....................    $    77,362           111,699            21,001          (56,521)          153,541
                                        ===========    ==============   ===============    =============    ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Three Months Ended January 31, 1998
                                 (in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                        -----------      ------------      -------------      -----------      ------------
Operating revenues..................    $        --            30,065              6,310           (1,944)           34,431
Operating expenses..................             --            19,211              3,782           (1,823)           21,170
                                        -----------      ------------      -------------      -----------      ------------

   Gross profit.....................             --            10,854              2,528             (121)           13,261

Selling, general and administrative
 expenses...........................          2,980             3,079              1,338               90             7,487
Depreciation and amortization.......             27             6,433              1,007              (82)            7,385
                                        -----------      ------------      -------------      -----------      ------------
   Operating income (loss)..........         (3,007)            1,342                183             (129)           (1,611)
Interest expense....................          3,757               (10)                90               (8)            3,829
Other (income) expense..............           (317)              (16)               (46)               8              (371)
                                        -----------      ------------      -------------      -----------      ------------
Income (loss) before equity in
 income of subsidiaries,
   and income taxes.................         (6,447)            1,368                139             (129)           (5,069)
Equity in income  of subsidiaries...          1,316                --                 --           (1,316)               --
Income tax expense..................             63                --                 62               --               125
                                        -----------      ------------      -------------      -----------      ------------

Net income (loss)...................    $    (5,194)            1,368                 77           (1,445)           (5,194)
                                        ===========      ============      =============      ===========      ============


                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Three Months Ended January 31, 1997
                                 (in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                        -----------      ------------      -------------      -----------      ------------
Operating revenues..................    $        --            26,235             10,298           (1,018)           35,515
Operating expenses..................             --            16,717              5,521             (683)           21,555
                                        -----------      ------------      -------------      -----------      ------------

   Gross profit.....................             --             9,518              4,777             (335)           13,960

Selling, general and administrative
 expenses...........................          2,857             2,939              1,626              116             7,538
Depreciation and amortization.......             13             6,773              3,112             (189)            9,709
                                        -----------      ------------      -------------      -----------      ------------
   Operating income (loss)..........         (2,870)             (194)                39             (262)           (3,287)
Interest expense....................          3,648                 4                 61              (79)            3,634
Other (income) expense..............             --              (209)               237               79               107
                                        -----------      ------------      -------------      -----------      ------------
Income (loss) before equity in loss
 of subsidiaries,
   and income taxes.................         (6,518)               11               (259)            (262)           (7,028)
Equity in loss of subsidiaries......           (905)               --                 --              905                --
Income tax expense..................             --                --                460              (65)              395
                                        -----------      ------------      -------------      -----------      ------------

Net income (loss)...................    $    (7,423)               11               (719)             708            (7,423)
                                        ===========      ============      =============      ===========      ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                      Three Months Ended January 31, 1998
                                 (in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                        -----------      ------------      -------------      -----------      ------------
Net income (loss)...................    $    (5,194)            1,368                 77           (1,445)           (5,194)
   Depreciation and amortization....             27             6,433              1,007              (82)            7,385
   Equity in income of subsidiaries.         (1,316)               --                 --            1,316                --
   Changes in operating assets and
    liabilities.....................          1,322             1,651                790               75             3,838
   Other non-cash adjustments.......            345                11                (73)              --               283
                                        -----------      ------------      -------------      -----------      ------------

Net cash provided by (used in )
 operating activities...............         (4,816)            9,463              1,801             (136)            6,312
                                        -----------      ------------      -------------      -----------      ------------

Cash flows from investing
 activities:
   Capital and wagering systems
    expenditures....................            (56)           (4,047)              (169)              67            (4,205)
   Proceeds from asset disposal.....             --                --                 44               --                44
   Other assets and investments.....           (108)           (1,265)               (72)              (1)           (1,446)
                                        -----------      ------------      -------------      -----------      ------------

Net cash provided by (used in)
 investing activities...............           (164)           (5,312)              (197)              66            (5,607)
                                        -----------      ------------      -------------      -----------      ------------

Cash flows from financing
 activities:
   Payments on long-term debt.......             --              (138)              (203)               4              (337)
   Other, principally intercompany
    balances........................          4,284            (3,698)              (635)              49                --
                                        -----------      ------------      -------------      -----------      ------------
Net cash provided by (used in)
 financing activities...............          4,284            (3,836)              (838)              53              (337)
                                        -----------      ------------      -------------      -----------      ------------

Effect of exchange rate changes on
 cash...............................              8                13               (164)              17              (126)
                                        -----------      ------------      -------------      -----------      ------------

Increase/(decrease) in cash and
 cash equivalents...................           (688)              328                602               --               242
Cash and cash equivalents,
 beginning of year..................         15,582               328              2,297               --            18,207
                                        -----------      ------------      -------------      -----------      ------------
Cash and cash equivalents, end of
 period.............................    $    14,894               656              2,899               --            18,449
                                        ===========      ============      =============      ===========      ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                      Three Months Ended January 31, 1997
                                 (in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                        -----------      ------------      -------------      -----------      ------------
Net income (loss)...................    $    (7,423)               11               (719)             708            (7,423)
   Depreciation and amortization....             13             6,773              3,112             (189)            9,709
   Equity in loss of subsidiaries...            905                --                 --             (905)               --
   Changes in operating assets and
    liabilities.....................          1,620            (2,924)             1,177              235               108
   Other non-cash adjustments.......            458                38               (153)              --               343
                                        -----------      ------------      -------------      -----------      ------------

Net cash provided by (used in )
 operating activities...............         (4,427)            3,898              3,417             (151)            2,737
                                        -----------      ------------      -------------      -----------      ------------
Cash flows from investing
 activities:
   Capital and wagering systems
    expenditures....................            (20)           (1,469)               (68)               7            (1,550)
   Proceeds from asset disposals....             --               246                  1               --               247
   Other assets and investments.....             (2)              (86)              (734)              43              (779)
                                        -----------      ------------      -------------      -----------      ------------
Net cash provided by (used in)
 investing activities...............            (22)           (1,309)              (801)              50            (2,082)
                                        -----------      ------------      -------------      -----------      ------------

Cash flows from financing
 activities:
   Payments on long-term debt.......             --            (1,121)              (185)              --            (1,306)
   Other, principally intercompany
    balances........................          1,091            (1,495)               299              105                --
                                        -----------      ------------      -------------      -----------      ------------
Net cash provided by (used in)
 financing activities...............          1,091            (2,616)               114              105            (1,306)
                                        -----------      ------------      -------------      -----------      ------------
Effect of exchange rate changes on
 cash...............................            294                (2)              (473)              (4)             (185)
                                        -----------      ------------      -------------      -----------      ------------

Increase/(decrease) in cash and
 cash equivalents...................         (3,064)              (29)             2,257               --              (836)
Cash and cash equivalents,
 beginning of year..................          3,376               261              2,351               --             5,988
                                        -----------      ------------      -------------      -----------      ------------
Cash and cash equivalents, end of
 period.............................    $       312               232              4,608               --             5,152
                                        ===========      ============      =============      ===========      ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of January 31, 1998 and the results of its operations for the three month period ended January 31, 1998, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1997 ("fiscal 1997") included in the Company's 1997 Annual Report on Form 10-K.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

                                                  First Quarter Fiscal 1998                        First Quarter Fiscal 1997
                                      -------------------------------------------     ---------------------------------------------
                                           Pari-                                          Pari-
                                          Mutuel         Lottery                         Mutuel          Lottery
                                        Operations     Operations        Total         Operations       Operations        Total
                                      -------------   ------------     ----------     ------------     ------------     ----------
REVENUES:
  Services                            $      29,096          2,231         31,327           26,615            4,805         31,420
  Sales                                       2,393            711          3,104            1,246            2,849          4,095
                                      -------------   ------------     ----------     ------------     ------------    -----------
  Total Revenues                      $      31,489          2,942         34,431           27,861            7,654         35,515
                                      =============   ============     ==========     ============     ============    ===========

GROSS PROFIT (excluding
 depreciation and amortization)       $      12,082          1,179         13,261           10,401            3,559         13,960
                                      =============    ===========     ==========     ============     ============    ===========

FIRST QUARTER REVENUE ANALYSIS

     Revenues decreased 3% or $1.1 million to $34.4 million in the first quarter of the fiscal year ending October 31, 1998 from $35.5 million in the first quarter of the fiscal year ended October 31, 1997.

     Pari-mutuel Operations service revenues of $29.1 million for the first quarter of fiscal 1998 improved $2.5 million or 9% compared to the first quarter of the prior year. This improvement reflects revenue increases resulting from the growth in handle in the Company's North American pari-mutuel, simulcasting and Connecticut OTB operations. The growth in handle during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 is attributable to the addition of three new racetracks and OTB sites, the addition of full card simulcasting at one North American racetrack customer, the addition of eight new simulcasting customers, the running of the Breeders' Cup in the first quarter of fiscal 1998 and the growth in video gaming. Sales revenues in the first quarter of fiscal 1998 of $2.4 million increased $1.1 million or 92% compared to the first quarter of the prior year due primarily to the sales of terminals to the Company's international customers.

     Lottery Operations service revenues decreased $2.6 million in the first quarter of fiscal 1998 to $2.2 million primarily because of the absence of $2.7 million in revenue provided in the prior year period by the Company's European lottery business which was sold in April 1997. Sales revenues decreased significantly in the first quarter of fiscal 1998 to $0.7 million from $2.8 million in the same period in fiscal 1997. This decrease is primarily attributable to the absence of $1.0 million in equipment sales provided by the Company's European lottery business and $1.5 million of terminal sales to our Italian distributor for sale to Italy's TOTIP pari-mutuel lottery pool in fiscal 1997, partially offset by sales of $0.3 million to international customers in fiscal 1998.

GROSS PROFIT ANALYSIS

     The total gross profit of $13.3 million in the first quarter of fiscal 1998 decreased by $0.7 million, or 5%, compared to the first quarter of fiscal 1997. Lower margins due to the absence of the Company's European lottery service revenue of $1.7 million were partially offset by an increase in service margins earned on higher handle in the pari-mutuel, simulcasting and OTB businesses. Gross profit as a percent of revenues in the Company's continuing service businesses was 38% in both first quarter periods, down slightly from gross profit margins of 40% in the full fiscal year 1997, reflecting, primarily, the seasonality of the business. Gross profit earned on equipment sales was $1.3 million in both first quarter periods despite the absence of the Company's European lottery sales in the first quarter of fiscal 1998. Gross profit as a percent of equipment sales was 42% in the first quarter of fiscal 1998, up from gross profit margins of 31% in the first quarter of fiscal 1997 as a result of a change in the mix of equipment and systems sold.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS--(CONTINUED)

EXPENSE ANALYSIS

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses were $7.5 million in the first quarter of fiscal 1998 and approximated the first quarter of fiscal 1997 as $0.4 million in expense reductions resulting from the sale of the Company's European lottery business were offset by higher compensation costs and professional fees associated with the ongoing business.

     Depreciation and amortization expenses decreased 24% to $7.4 million in the first quarter of fiscal 1998 compared to $9.7 million in the first quarter of fiscal 1997. The decrease results from the sale of the Company's European lottery business in April 1997, full amortization of certain intangible assets and lower depreciation on lottery assets in fiscal 1998.

     Interest expense of $3.8 million in the first quarter of fiscal 1998 increased $0.2 million over the first quarter of fiscal 1997, primarily reflecting higher interest rates, partially offset by lower borrowing levels as a result of asset sales.

INCOME TAXES

     Income tax expense was $0.1 million in the first quarter of fiscal 1998 compared to $0.4 million in the fiscal 1997 first quarter. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1998, the Company's available cash and borrowing capacity totaled $43.4 million compared to $41.3 million at October 31, 1997. Net cash provided by operating activities was $6.3 million for the three months ended January 31, 1998. Utilizing cash provided by operating activities, the Company invested $5.6 million principally in capital and contract expenditures and in software systems development. Of the balance of the cash provided by operating activities of $0.7 million, $0.3 million was used to reduce other long-term loans.

     As described above in Note 4 to the Consolidated Financial Statements, the Company had $25.0 million of borrowing availability under its Facility at January 31, 1998. The Company believes that, although it expects to incur a net loss in fiscal 1998, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required to enable it to meet its debt service obligations under the Notes, the Facility and the Subordinated Debentures, and for capital expenditures thereafter.

     The Company has signed an agreement with its Italian distributor, Elettronica Ingegneria Sistemi, to sell approximately 20,000 Extrema terminals, valued at approximately $64 million, to Sisal Sport Italia SpA for use in Sisal's Italian lottery operations. The Company will manufacture the terminals in its Irish facility and expects to begin shipping the terminals in the third fiscal quarter of 1998 with shipments continuing through the year 2000. The Company expects to finance the working capital required to manufacture the terminals with cash advanced under the contract and cash available under the Facility.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

          NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
             27     Financial Data Schedule.
          10.26     Employment Agreement effective November 1, 1997 of A. Lorne
                    Weil and Autotote Corporation.

     No current reports on Form 8-K were filed during the first quarter of fiscal 1998.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED JANUARY 31, 1998



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


Dated:   March 12, 1998