Form 10-Q
period 1998-04-30
AUTOTOTE CORP
filed 1998-06-15
CIK 750004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

Mark One

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1998

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition from _______________________ to ____________________________

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

                             Yes  X           No
                                 ---             ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1998:
                         Class A Common Stock:   35,936,949
                         Class B Common Stock:   None

                     AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND OTHER INFORMATION

                          QUARTER ENDED APRIL 30, 1998


                                                                     Page
                                                                    -------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

                Balance Sheets as of April 30, 1998
                and October 31, 1997                                   3

                Statements of Operations for the Three Months Ended
                April 30, 1998 and 1997                                4

                Statements of Operations for the Six Months Ended
                April 30, 1998 and 1997                                5

                Statements of Cash Flows for the Six Months Ended
                April 30, 1998 and 1997                                6

                Notes to Consolidated Financial Statements             7-13

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       14-17

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders             18

Item 5.   Other Information                                           18

Item 6.   Exhibits and Reports on Form 8-K                            18

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                               APRIL 30,            October 31,
                                                                                                  1998                 1997
                                                                                          -----------------     -----------------
                                        ASSETS                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................................    $          11,590                18,207
  Restricted cash.....................................................................                  588                   512
  Accounts receivable, net............................................................               11,497                13,560
  Inventories.........................................................................                7,727                 6,653
  Prepaid expenses, deposits and other current assets.................................                1,800                 2,276
                                                                                      ---------------------     -----------------
     Total current assets.............................................................               33,202                41,208
                                                                                      ---------------------     -----------------
Property and equipment, at cost.......................................................              190,372               180,170
  Less accumulated depreciation.......................................................              110,793               103,781
                                                                                      ---------------------     -----------------
     Net property and equipment.......................................................               79,579                76,389
                                                                                      ---------------------     -----------------
Goodwill, net of amortization.........................................................                5,093                 5,916
Operating right, net of amortization..................................................               15,348                15,848
Other assets and investments..........................................................               16,471                14,180
                                                                                      ---------------------     -----------------
                                                                                          $         149,693               153,541
                                                                                      =====================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt..............................................    $           1,790                 2,609
  Accounts payable....................................................................               12,500                 8,698
  Accrued liabilities.................................................................               26,511                24,411
                                                                                      ---------------------     -----------------
     Total current liabilities........................................................               40,801                35,718
                                                                                      ---------------------     -----------------
Deferred income taxes.................................................................                2,206                 2,551
Other long-term liabilities...........................................................                  992                 1,264
Long-term debt, excluding current installments........................................              110,964               112,248
Long-term debt, convertible subordinated debentures...................................               35,000                35,000
                                                                                      ---------------------     -----------------
     Total liabilities................................................................              189,963               186,781
                                                                                      ---------------------     -----------------
Stockholders' equity (deficit):
  Preferred stock, par value $1.00 per share, 2,000 shares authorized, none
     outstanding......................................................................                   --                    --
  Class A common stock, par value $0.01 per share, 99,300 shares authorized,
     35,844 and 35,335 shares outstanding at April 30, 1998 and October 31,
     1997, respectively...............................................................                  356                   354
  Class B non-voting common stock, par value $0.01 per share, 700 shares
    authorized, none outstanding......................................................                   --                    --
  Additional paid-in capital..........................................................              148,640               148,238
  Accumulated losses..................................................................             (188,611)             (181,351)
  Treasury stock, at cost.............................................................                 (102)                 (102)
  Currency translation adjustment.....................................................                 (553)                 (379)
                                                                                      ---------------------     -----------------
     Total stockholders' equity (deficit).............................................              (40,270)              (33,240)
                                                                                      ---------------------     -----------------
                                                                                          $         149,693               153,541
                                                                                      =====================     =================

          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended April 30, 1998 and 1997
              (Unaudited, in thousands, except per share amounts)

                                                                                                  1998                  1997
                                                                                          -----------------     -----------------
Operating revenues:
  Services............................................................................    $          32,925                34,969
  Sales...............................................................................                3,290                 6,952
                                                                                      ---------------------     -----------------
                                                                                                     36,215                41,921
                                                                                      ---------------------     -----------------
Operating expenses (exclusive of depreciation and amortization shown below):
  Services............................................................................               20,297                20,865
  Sales...............................................................................                1,972                 4,620
                                                                                      ---------------------     -----------------
                                                                                                     22,269                25,485
                                                                                      ---------------------     -----------------
     Total gross profit...............................................................               13,946                16,436
Selling, general and administrative expenses..........................................                5,686                 7,389
Gain on sale of business..............................................................                 (684)                 (257)
Depreciation and amortization.........................................................                7,230                10,143
                                                                                      ---------------------     -----------------
     Operating income (loss)..........................................................                1,714                  (839)
Other deductions:
  Interest expense....................................................................                3,825                 3,680
  Other (income) expense..............................................................                 (214)                   25
                                                                                      ---------------------     -----------------
                                                                                                      3,611                 3,705
                                                                                      ---------------------     -----------------
  Loss before income tax expense......................................................               (1,897)               (4,544)
Income tax expense....................................................................                  169                   147
                                                                                      ---------------------     -----------------
Net loss..............................................................................    $          (2,066)               (4,691)
                                                                                      =====================     =================

Net loss per basic share and diluted share............................................    $           (0.06)                (0.14)
                                                                                      =====================     =================
Number of shares used in per share calculation........................................               35,504                34,498
                                                                                      =====================     =================


          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended April 30, 1998 and 1997
              (Unaudited, in thousands, except per share amounts)

                                                                                                  1998                  1997
                                                                                          -----------------     -----------------
Operating revenues:
  Services............................................................................    $          64,252                66,389
  Sales...............................................................................                6,394                11,047
                                                                                      ---------------------     -----------------
                                                                                                     70,646                77,436
                                                                                      ---------------------     -----------------
Operating expenses (exclusive of depreciation and amortization shown below):
  Services............................................................................               40,005                39,838
  Sales...............................................................................                3,762                 7,433
                                                                                      ---------------------     -----------------
                                                                                                     43,767                47,271
                                                                                      ---------------------     -----------------
     Total gross profit...............................................................               26,879                30,165
Selling, general and administrative expenses..........................................               12,845                14,696
Gain on sale of business..............................................................                 (684)                 (257)
Depreciation and amortization.........................................................               14,615                19,852
                                                                                      ---------------------     -----------------
     Operating income (loss)..........................................................                  103                (4,126)
Other deductions:
  Interest expense....................................................................                7,654                 7,314
  Other (income) expense..............................................................                 (585)                  132
                                                                                      ---------------------     -----------------
                                                                                                      7,069                 7,446
                                                                                      ---------------------     -----------------
  Loss before income tax expense......................................................               (6,966)              (11,572)
Income tax expense....................................................................                  294                   542
                                                                                      ---------------------     -----------------
Net loss..............................................................................    $          (7,260)              (12,114)
                                                                                      =====================     =================

Net loss per basic share and diluted share............................................    $           (0.20)                (0.36)
                                                                                      =====================     =================
Number of shares used in per share calculation........................................               35,447                33,616
                                                                                      =====================     =================


          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended April 30, 1998 and 1997
                           (Unaudited, in thousands)

                                                                                                  1998                  1997
                                                                                      ----------------------     ---------------
Cash flows from operating activities:
       Net loss.......................................................................    $           (7,260)            (12,114)
                                                                                      ----------------------     ---------------
  Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization....................................................                14,615              19,852
     Changes in operating assets and liabilities......................................                 7,706               1,837
     Other............................................................................                  (176)                134
                                                                                      ---------------------     -----------------
        Total adjustments.............................................................                22,145              21,823
                                                                                      ----------------------     ---------------
Net cash provided by operating activities.............................................                14,885               9,709
                                                                                      ----------------------     ---------------

Cash flows from investing activities:
  Capital expenditures................................................................                  (735)               (649)
  Wagering systems expenditures.......................................................               (14,267)             (2,773)
  Proceeds from sale of business and asset disposals, net of cash transferred.........                    45              19,451
  Increase in other assets and investments............................................                (4,559)             (1,606)
                                                                                      ----------------------     ---------------
Net cash used in investing activities.................................................               (19,516)             14,423
                                                                                      ----------------------     ---------------

Cash flows from financing activities:
  Net repayments under revolving credit facilities....................................                    --              (4,487)
  Payments on long-term debt..........................................................                (2,059)            (22,701)
  Net proceeds from issuance of common stock..........................................                   146                 956
                                                                                      ---------------------     -----------------
Net cash used by financing activities.................................................                (1,913)            (26,232)
                                                                                      ----------------------     ---------------

Effect of exchange rate changes on cash...............................................                   (73)               (289)
                                                                                      ----------------------     ---------------
Decrease in cash and cash equivalents.................................................                (6,617)             (2,389)
Cash and cash equivalents, beginning of period........................................                18,207               5,988
                                                                                      ---------------------     -----------------
Cash and cash equivalents, end of period..............................................    $           11,590               3,599
                                                                                      ======================     ===============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest.......................................................................    $            7,352               6,785
                                                                                      ======================     ===============
       Income taxes...................................................................    $              475                 825
                                                                                      ======================     ===============

The Company issued 2,964 shares of Class A Common Stock during the 1997 period in connection with the settlement of stockholder litigation.


          See accompanying notes to consolidated financial statements.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1998
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1)  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of April 30, 1998 and the consolidated statements of operations for the three and six months ended April 30, 1998 and 1997, and the consolidated statements of cash flows for the six months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 30, 1998 and the results of its operations for the three and six months ended April 30, 1998 and 1997 and its cash flows for the six months ended April 30, 1998 and 1997 have been made. In the second quarter of fiscal 1998, the Company reversed reserves of $1.3 million in connection with the collection of receivables previously reserved due to concerns about their recoverability and cost savings related to the refurbishment of certain terminals.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997 (the "1997 Form 10-K"). The results of operations for the period ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

    Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)  FISCAL 1997 SALE OF THE EUROPEAN LOTTERY BUSINESS

    On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600. At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. At October 31, 1997, $1,500 remained outstanding under the letter of credit, which amount was reduced to $500 at April 30, 1998. The letter of credit is scheduled to expire on October 15, 1998. In connection with the reduction of the letter of credit balance, the Company recorded an additional $684 gain on sale of business in the second quarter of fiscal 1998.

    The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's Consolidated Statements of Operations for the three months and six months ended April 30, 1997. Interest and income tax expenses have not been included in the table below.

                                                                                    THREE MONTHS               SIX MONTHS
                                                                                        ENDED                     ENDED
                                                                                   APRIL 30, 1997            APRIL 30, 1997
                                                                               ----------------------       ---------------

Operating revenue..............................................................     $           2,463                 6,119

Operating expenses, including selling, general and administrative
 expenses, and depreciation and amortization expenses..........................                 2,772                 6,181
                                                                               ----------------------       ---------------
Operating loss.................................................................     $            (309)                  (62)
                                                                               ======================       ===============
3)  INVENTORIES

Inventories consist of the following:                                                 APRIL 30,               OCTOBER 31,
                                                                                        1998                     1997
                                                                               ---------------------       --------------
Parts and work-in-process......................................................   $            6,594                5,762
Finished goods.................................................................                  319                  244
Ticket paper...................................................................                  814                  647
                                                                               ----------------------      --------------
Total..........................................................................   $            7,727                6,653
                                                                               =====================       ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)
                                 APRIL 30, 1998
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

4)    DEBT

    At April 30, 1998, the Company had approximately $22,934 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were no borrowings outstanding under the Facility at April 30, 1998, however, approximately $2,066 in letters of credit were issued under the Facility. See
Note 7 of Notes to the Consolidated Financial Statements for the year ended October 31, 1997 included in the 1997 Form 10-K.

5)    EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which the Company adopted in the first quarter of fiscal 1998. Under SFAS 128, the Company is required to present two earnings per share amounts for each period presented, and all prior period earnings per share amounts are required to be restated to conform with the provisions of SFAS 128. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the second quarter and first six months of fiscal 1998 and the second quarter and first six months of fiscal 1997, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for the second quarter and first six months of fiscal 1998 and the restated net loss per common share for the second quarter and first six months of fiscal 1997, therefore, are essentially the same. At April 30, 1998 and 1997, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units, and deferred shares which could potentially dilute basic earnings per share in the future. Quarterly and year-to date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

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

    Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of April 30, 1998 (unaudited) and October 31, 1997 (audited) and for the three and six month periods ended April 30, 1998 and 1997 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

    The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                        SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                          April 30, 1998
                                                     (Unaudited, in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
ASSETS
   Cash and cash equivalents........    $     9,270              (461)             2,781               --            11,590
   Accounts receivable, net.........             --             9,045              2,452               --            11,497
   Other current assets.............            124            11,729              2,754           (4,492)           10,115
   Property and equipment, net......            293            68,902              6,484            3,900            79,579
   Investment in subsidiaries.......         59,000                --                 --          (59,000)               --
   Goodwill.........................            207             2,323              2,563               --             5,093
   Other assets.....................          5,602            27,008                712           (1,503)           31,819
                                    ---------------    --------------    ---------------    -------------    --------------
      Total assets..................    $    74,496           118,546             17,746          (61,095)          149,693
                                    ===============    ==============    ===============    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities..............    $    11,747            23,768              3,418               78            39,011
   Current installments of
    long-term debt..................          1,250               371                184              (15)            1,790
   Long-term debt, excluding
    current installments............        145,000               193                771               --           145,964
   Other non-current liabilities....            952               508              1,738               --             3,198
   Intercompany balances............        (44,183)           47,200             (3,017)              --                --
   Stockholders' equity (deficit)...        (40,270)           46,506             14,652          (61,158)          (40,270)
                                    ---------------    --------------    ---------------    -------------    --------------

      Total liabilities and
       stockholders' equity
       (deficit)....................  $      74,496           118,546             17,746          (61,095)          149,693
                                    ===============    ==============    ===============    =============    ==============


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                        SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                         October 31, 1997
                                                      (Audited, in thousands)


                                            Parent        Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries      Subsidiaries        Entries        Consolidated
                                    ---------------    --------------   ---------------    -------------    --------------
ASSETS
   Cash and cash equivalents........    $    15,582               328             2,297               --            18,207
   Accounts receivable, net.........             --            10,547             3,013               --            13,560
   Other current assets.............            711             6,223             2,791             (284)            9,441
   Property and equipment, net......            161            67,071             9,302             (145)           76,389
   Investment in subsidiaries.......         54,760                --                --          (54,760)               --
   Goodwill.........................            211             2,635             3,070               --             5,916
   Other assets.....................          5,937            24,895               528           (1,332)           30,028
                                    ---------------    --------------   ---------------    -------------    --------------
      Total assets..................    $    77,362           111,699            21,001          (56,521)          153,541
                                    ===============    ==============   ===============    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities..............    $    14,812            14,515             3,921             (139)           33,109
   Current installments of
    long-term debt..................          1,250               474               910              (25)            2,609
   Long-term debt, excluding
    current installments............        145,000               323             1,925               --           147,248
   Other non-current liabilities....          1,111               538             2,166               --             3,815
   Intercompany balances............        (51,571)           54,467            (3,112)             216                --
   Stockholders' equity (deficit)...        (33,240)           41,382            15,191          (56,573)          (33,240)
                                    ---------------    --------------   ---------------    -------------    --------------

      Total liabilities and
       stockholders' equity
       (deficit)....................  $      77,362           111,699            21,001          (56,521)          153,541
                                    ===============    ==============   ===============    =============    ==============


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                          SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                                                 Three Months Ended April 30, 1998
                                                     (Unaudited, in thousands)


                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
Operating revenues..................    $        --            33,910              5,005           (2,700)           36,215
Operating expenses..................             --            21,327              3,424           (2,482)           22,269
                                    ---------------    --------------   ---------------    -------------    --------------

  Gross profit.....................             --            12,583              1,581             (218)           13,946

Selling, general and administrative
 expenses...........................          2,082             2,862                832              (90)            5,686
Gain on sale of business............           (684)               --                 --               --              (684)
Depreciation and amortization.......             29             6,511                773              (83)            7,230
                                    ---------------    --------------    ---------------    -------------    --------------
   Operating income (loss)..........         (1,427)            3,210                (24)             (45)            1,714
Interest expense....................          3,766                30                 38               (9)            3,825
Other (income) expense..............           (159)              (66)                 2                9              (214)
                                    ---------------    --------------    ---------------    -------------    --------------
Income (loss) before equity in
 income of subsidiaries,
   and income taxes.................         (5,034)            3,246                (64)             (45)           (1,897)
Equity in income of subsidiaries....          3,057                --                 --           (3,057)               --
Income tax expense..................             89                17                 63               --               169
                                    ---------------    --------------    ---------------    -------------    --------------

Net income (loss)...................    $    (2,066)            3,229               (127)          (3,102)           (2,066)
                                    ===============    ==============    ===============    =============    ==============


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                          SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                                                 Three Months Ended April 30, 1997
                                                     (Unaudited, in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
Operating revenues..................    $        --            33,941              8,181             (201)           41,921
Operating expenses..................             --            20,621              5,366             (502)           25,485
                                    ---------------    --------------    ---------------    -------------    --------------

   Gross profit.....................             --            13,320              2,815              301            16,436

Selling, general and administrative
 expenses...........................          2,820             3,388              1,181               --             7,389
Gain on sale of business............           (257)               --                 --               --              (257)
Depreciation and amortization.......             12             7,266              2,860                5            10,143
                                    ---------------    --------------    ---------------    -------------    --------------
   Operating income (loss)..........         (2,575)            2,666             (1,226)             296              (839)
Interest expense....................          3,754                11                 50             (135)            3,680
Other (income) expense..............           (330)             (197)               422              130                25
                                    ---------------    --------------    ---------------    -------------    --------------
Income (loss) before equity in
 income of subsidiaries,
   and income taxes.................         (5,999)            2,852             (1,698)             301            (4,544)
Equity in income of subsidiaries....          1,308                --                 --           (1,308)               --
Income tax expense..................             --                 7                 75               65               147
                                    ---------------    --------------    ---------------    -------------    --------------

Net income (loss)...................    $    (4,691)            2,845             (1,773)          (1,072)           (4,691)
                                    ===============    ==============    ===============    =============    ==============


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                          SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                                                  Six Months Ended April 30, 1998
                                                     (Unaudited, in thousands)


                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
Operating revenues..................    $        --            64,164             11,126           (4,644)           70,646
Operating expenses..................             --            40,567              7,505           (4,305)           43,767
                                    ---------------    --------------    ---------------    -------------    --------------

   Gross profit.....................             --            23,597              3,621             (339)           26,879

Selling, general and administrative
 expenses...........................          5,062             5,959              1,824               --            12,845
Gain on sale of business............           (684)               --                 --               --              (684)
Depreciation and amortization.......             56            13,008              1,716             (165)           14,615
                                    ---------------    --------------    ---------------    -------------    --------------
   Operating income (loss)..........         (4,434)            4,630                 81             (174)              103
Interest expense....................          7,523                47                101              (17)            7,654
Other (income) expense..............           (476)              (60)               (66)              17              (585)
                                    ---------------    --------------    ---------------    -------------    --------------
Income (loss) before equity in
 income of subsidiaries,
   and income taxes.................        (11,481)            4,643                 46             (174)           (6,966)
Equity in income  of subsidiaries...          4,373                --                 --           (4,373)               --
Income tax expense..................            152                --                142               --               294
                                    ---------------    --------------    ---------------    -------------    --------------

Net income (loss)...................    $    (7,260)            4,643                (96)          (4,547)           (7,260)
                                    ===============    ==============    ===============    =============    ==============


                                               AUTOTOTE CORPORATION AND SUBSIDIARIES
                                          SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                                                  Six Months Ended April 30, 1997
                                                     (Unaudited, in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
Operating revenues..................    $        --            60,176             18,479           (1,219)           77,436
Operating expenses..................             --            37,338             11,118           (1,185)           47,271
                                    ---------------    --------------    ---------------    -------------    --------------

   Gross profit.....................             --            22,838              7,361              (34)           30,165

Selling, general and administrative
 expenses...........................          5,677             6,327              2,576              116            14,696
Gain on sale of business............           (257)               --                 --               --              (257)
Depreciation and amortization.......             25            14,039              5,972             (184)           19,852
                                    ---------------    --------------    ---------------    -------------    --------------
   Operating income (loss)..........         (5,445)            2,472             (1,187)              34            (4,126)
Interest expense....................          7,402                15                111             (214)            7,314
Other (income) expense..............           (330)             (406)               659              209               132
                                    ---------------    --------------    ---------------    -------------    --------------
Income (loss) before equity in
 income of subsidiaries,
   and income taxes.................        (12,517)            2,863             (1,957)              39           (11,572)
Equity in income of subsidiaries....            403                --                 --             (403)               --
Income tax expense..................             --                 7                535               --               542
                                    ---------------    --------------    ---------------    -------------    --------------

Net income (loss)...................    $   (12,114)            2,856             (2,492)            (364)          (12,114)
                                    ===============    ==============    ===============    =============    ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        Six Months Ended April 30, 1998
                           (Unaudited, in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ----------------    --------------    ---------------    -------------    --------------
Net income (loss)...................    $    (7,260)            4,643                (96)          (4,547)           (7,260)
   Depreciation and amortization....             56            13,008              1,716             (165)           14,615
   Equity in income of subsidiaries.         (4,373)               --                 --            4,373                --
   Other non-cash adjustments.......              5              (130)               (51)              --              (176)
   Changes in working capital.......         (2,008)            5,822               (181)           4,073             7,706
                                    ---------------    --------------    ---------------    -------------    --------------

Net cash provided by (used in )
 operating activities...............        (13,580)           23,343              1,388            3,734            14,885
                                    ---------------    --------------    ---------------    -------------    --------------

Cash flows from investing
 activities:
   Capital and wagering systems
    expenditures....................           (162)          (10,091)              (869)          (3,880)          (15,002)
   Other assets and investments.....           (118)           (4,626)                59              171            (4,514)
                                    ---------------    --------------    ---------------    -------------    --------------

Net cash provided by (used in)
 investing activities...............           (280)          (14,717)              (810)          (3,709)          (19,516)
                                    ---------------    --------------    ---------------    -------------    --------------

Cash flows from financing
 activities:
   Payments on long-term debt.......             --            (1,907)              (162)              10            (2,059)
   Other, principally intercompany
    balances........................          7,542            (7,509)               168              (55)              146
                                    ---------------    --------------    ---------------    -------------    --------------

Net cash provided by (used in)
 financing activities...............          7,542            (9,416)                 6              (45)           (1,913)
                                    ---------------    --------------    ---------------    -------------    --------------

Effect of exchange rate changes on
 cash...............................              6                 1               (100)              20               (73)
                                    ---------------    --------------    ---------------    -------------    --------------
Increase/(decrease) in cash and
 cash equivalents...................         (6,312)             (789)               484               --            (6,617)
Cash and cash equivalents,
 beginning of year..................         15,582               328              2,297               --            18,207
                                    ---------------    --------------    ---------------    -------------    --------------
Cash and cash equivalents, end of
 period.............................    $     9,270              (461)             2,781               --            11,590
                                    ===============    ==============    ===============    =============    ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        Six Months Ended April 30, 1997
                           (Unaudited, in thousands)

                                            Parent         Guarantor       Non-Guarantor      Eliminating
                                           Company       Subsidiaries       Subsidiaries        Entries        Consolidated
                                    ---------------    --------------    ---------------    -------------    --------------
Net income (loss)...................    $   (12,114)            2,856             (2,492)            (364)          (12,114)
   Depreciation and amortization....             25            14,039              5,972             (184)           19,852
   Equity in income of subsidiaries.           (403)               --                 --              403                --
   Other non-cash adjustments.......            674                37               (577)              --               134
   Changes in working capital.......          1,440            (3,351)             3,679               69             1,837
                                    ---------------    --------------    ---------------    -------------    --------------
Net cash provided by (used in )
 operating activities...............        (10,378)           13,581              6,582              (76)            9,709
                                    ---------------    --------------    ---------------    -------------    --------------

Cash flows from investing
 activities:
   Capital and wagering systems
    expenditures....................            (31)           (2,831)              (570)              10            (3,422)
   Proceeds from sale of business
    and asset disposals.............         21,650               246             (2,445)              --            19,451
   Other assets and investments.....           (183)             (379)              (945)             (99)           (1,606)
                                    ---------------    --------------    ---------------    -------------    --------------

Net cash provided by (used in)
 investing activities...............         21,436            (2,964)            (3,960)             (89)           14,423
                                    ---------------    --------------    ---------------    -------------    --------------

Cash flows from financing
 activities:
   Net repayments under revolving
    credit facilities...............             --            (4,500)                13               --            (4,487)
   Payments on long-term debt.......             --           (22,256)              (455)              10           (22,701)
   Other, principally intercompany
    balances........................        (12,447)           16,081             (2,837)             159               956
                                    ---------------    --------------    ---------------    -------------    --------------

Net cash provided by (used in)
 financing activities...............        (12,447)          (10,675)            (3,279)             169           (26,232)
                                    ---------------    --------------    ---------------    -------------    --------------
Effect of exchange rate changes on
 cash...............................             25                --               (310)              (4)             (289)
                                    ---------------    --------------    ---------------    -------------    --------------

Increase/(decrease) in cash and
 cash equivalents...................         (1,364)              (58)              (967)              --            (2,389)
Cash and cash equivalents,
 beginning of year..................          3,376               261              2,351               --             5,988
                                    ---------------    --------------    ---------------    -------------    --------------

Cash and cash equivalents, end of
 period.............................    $     2,012               203              1,384               --             3,599
                                    ===============    ==============    ===============    =============    ==============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following discussion addresses the financial condition of the Company as of April 30, 1998 and the results of its operations for the three and six month periods ended April 30, 1998, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1997 ("fiscal 1997") included in the Company's Annual Report on Form 10-K for fiscal 1997.

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

                                     Second Quarter Fiscal 1998                             Second Quarter Fiscal 1997
                    -----------------------------------------------------     ----------------------------------------------------
                              Pari-                                                Pari-
                             Mutuel           Lottery                              Mutuel            Lottery
                           Operations        Operations          Total           Operations         Operations            Total
                    ------------------    --------------     ------------     --------------     --------------      -------------
REVENUES:
  Services               $      30,911             2,014           32,925             30,302              4,667             34,969
  Sales                          3,035               255            3,290              1,949              5,003              6,952
                    ------------------    --------------     ------------     --------------     --------------      -------------
  Total Revenues         $      33,946             2,269           36,215             32,251              9,670             41,921
                    ==================    ==============     ============     ==============     ==============      =============

GROSS PROFIT
(excluding
 depreciation            $      13,173               773           13,946             12,898              3,538             16,436
 and amortization)  ==================    ==============     ============     ==============     ==============      =============


SECOND QUARTER REVENUE ANALYSIS

    Revenues decreased 14% or $5.7 million to $36.2 million in the second quarter of the fiscal year ending October 31, 1998 ("fiscal 1998") from $41.9 million in the second quarter of the fiscal year ended October 31, 1997.

    Pari-mutuel Operations services revenues of $30.9 million for the second quarter of fiscal 1998 improved $0.6 million or 2% compared to the second quarter of the prior year. This improvement reflects revenue increases resulting from the growth in handle in the Company's North American pari-mutuel operations, as well as increases in the Company's simulcasting and German operations. The growth in handle during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 is attributable to the addition of four new racetracks and OTB sites, the addition of full card simulcasting at one North American racetrack customer, an increase in interface fees, the addition of three new simulcasting customers, the growth in video gaming, and the increase in simulcasting in Germany. Pari-mutuel Operations equipment sales revenues in the second quarter of fiscal 1998 of $3.0 million increased $1.1 million or 56% compared to the second quarter of the prior year due primarily to $2.3 million in sales of terminals and equipment to a former international customer for which the Company received a long-term note receivable.

    Lottery Operations services revenues decreased $2.7 million in the second quarter of fiscal 1998 to $2.0 million primarily because of the absence of $2.5 million in revenues provided in the prior year period by the Company's European lottery business which was sold in April 1997. Lottery Operations equipment sales revenues decreased significantly in the second quarter of fiscal 1998 to $0.3 million from $5.0 million in the same period in fiscal 1997. This decrease is primarily attributable to the absence in fiscal 1998 of prior period sales of $1.5 million of terminals to an Italian distributor and $3.3 million of terminals to the Israel lottery, partially offset by fiscal 1998 sales of $0.3 million.

GROSS PROFIT ANALYSIS

    The total gross profit of $13.9 million in the second quarter of fiscal 1998 decreased by $2.5 million, or 15%, compared to the second quarter of fiscal 1997. Lower margins due to the absence of the Company's European lottery services revenues of $1.0 million, higher transponder costs in the simulcasting business, and higher track fees in the OTB business, were partially offset by an increase in margins earned on higher handle in the pari-mutuel operations services business. Gross profit as a percent of revenues in the Company's continuing services businesses was 39% in both second quarter periods, and equal to the gross profit in full fiscal 1997. Gross profit earned on equipment sales of $1.3 million in the second quarter of fiscal 1998 decreased by $1.0 million, or 43%, compared to the second quarter of fiscal 1997 due primarily to the absence of lottery sales in the second quarter of fiscal 1998. Gross profit as a percent of equipment sales was 40% in the second quarter of fiscal 1998, an increase from gross profit of 34% in the second quarter of fiscal 1997 as a result of a change in the mix of equipment and systems sold.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

EXPENSE ANALYSIS

    Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $1.7 million or 23% to $5.7 million in the second quarter of fiscal 1998 from $7.4 million in the second quarter of fiscal 1997. The decrease is primarily the result of the collection of receivables previously reserved due to concerns about their recoverability and cost reduction programs in Europe.

    Depreciation and amortization expenses decreased 29% to $7.2 million in the second quarter of fiscal 1998 compared to $10.1 million in the second quarter of fiscal 1997. The decrease results from the sale of the Company's European lottery business in April 1997, full amortization of certain intangible assets and lower depreciation on lottery assets in fiscal 1998.

    Interest expense of $3.8 million in the second quarter of fiscal 1998 increased $0.1 million from the second quarter of fiscal 1997, primarily reflecting higher interest rates, partially offset by lower borrowing levels.

INCOME TAXES

    Income tax expense was $0.2 million in the second quarter of fiscal
1998 compared to $0.1 million in the fiscal 1997 second quarter. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

                                        Six Months Fiscal 1998                                 Six Months Fiscal 1997
                     -----------------------------------------------------     ----------------------------------------------------
                               Pari-                                                Pari-
                              Mutuel           Lottery                              Mutuel            Lottery
                            Operations        Operations          Total           Operations         Operations            Total
                     ------------------    --------------     ------------     --------------     --------------      -------------
REVENUES:
  Services                $      60,007             4,245           64,252             56,917              9,472             66,389
  Sales                           5,428               966            6,394              3,195              7,852             11,047
                     ------------------    --------------     ------------     --------------     --------------      -------------
  Total Revenues          $      65,435             5,211           70,646             60,112             17,324             77,436
                     ==================    ==============     ============     ==============     ==============      =============

GROSS PROFIT
(excluding
 depreciation
 and amortization)        $      24,927             1,952           26,879             23,068              7,097             30,165
                     ==================    ==============     ============     ==============     ==============      =============

SIX MONTH REVENUE ANALYSIS

    Revenues decreased 9% or $6.8 million to $70.6 million in the first six months of the fiscal year ending October 31, 1998 from $77.4 million in the first six months of fiscal 1997.

    Pari-mutuel Operations services revenues of $60.0 million for the first six months of fiscal 1998 improved $3.1 million or 5% compared to the first six months of the prior year. This improvement reflects revenue increases resulting from the growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations, as well as increases in the Company's simulcasting and German operations. The growth in handle during the first six months of fiscal 1998 compared to the first six months of fiscal 1997 is attributable to the addition of four new racetracks and OTB sites, the addition of full card simulcasting at one North American racetrack customer, an increase in interface fees, the addition of nine new simulcasting customers, the running of the Breeders' Cup in the first six months of fiscal 1998 and the growth in video gaming. Pari-mutuel equipment sales revenues in the first six months of fiscal 1998 of $5.4 million increased $2.2 million or 70% compared to the first six months of the prior year due primarily to $2.3 million in sales of terminals and equipment to a former international customer for which the Company received a long-term note receivable.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

    Lottery Operations service revenues decreased $5.2 million in the first six months of fiscal 1998 to $4.2 million primarily because of the absence of $5.2 million in revenue provided in the prior year period by the Company's European lottery business which was sold in April 1997. Lottery equipment sales revenues decreased to $1.0 million in the first six months of fiscal 1998 from $7.9 million in the same period in fiscal 1997. This decrease is primarily attributable to the absence in fiscal 1998 of sales of $2.7 million of terminals to an Italian distributor, $3.5 million of terminals to the Israel lottery, and $0.9 million in equipment provided by the Company's European lottery business.

GROSS PROFIT ANALYSIS

    The total gross profit of $26.9 million in the first six months of fiscal 1998 decreased by $3.3 million, or 11%, compared to the first six months of fiscal 1997. Lower margins due to the absence of the Company's European lottery service revenue of $2.7 million were partially offset by an increase in service margins earned on higher handle in the pari-mutuel operaions services business. Gross profit as a percent of revenues in the Company's continuing services businesses was 38% in the first six months of fiscal 1998, down slightly from gross profit of 39% in the first six months of fiscal 1997, reflecting, primarily, higher operating expenses in the lottery business and higher track fees in the OTB business. Gross profit earned on equipment sales was $2.6 million in the first six months of fiscal 1998, as compared to $3.6 million in the first six months of fiscal 1997 due primarily to the absence of terminal sales to the Israel lottery in fiscal 1998. Gross profit as a percent of equipment sales was 41% in the first six months of fiscal 1998, an increase from gross profit of 33% in the first six months of fiscal 1997 as a result of a change in the mix of equipment and systems sold.

EXPENSE ANALYSIS

    Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $1.9 million or 13% to $12.8 million in the first six months of fiscal 1998 from $14.7 million in the first six months of fiscal 1997. Expense reductions of $0.5 million resulting from the sale of the Company's European lottery business were complimented by the collection of receivables previously reserved due to concerns about their recoverability and cost reduction programs in Europe.

    Depreciation and amortization expenses decreased 26% to $14.6 million in the first six months of fiscal 1998 compared to $19.9 million in the first six months of fiscal 1997. The decrease results from the sale of the Company's European lottery business in April 1997, full amortization of certain intangible assets and lower depreciation on lottery assets in fiscal 1998.

    Interest expense of $7.7 million in the first six months of fiscal 1998 increased $0.3 million over the first six months of fiscal 1997, primarily reflecting higher interest rates, partially offset by lower borrowing levels.

INCOME TAXES

    Income tax expense was $0.3 million in the first six months of fiscal 1998 compared to $0.5 million in the first six months of fiscal 1997. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.


LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1998, the Company's available cash and borrowing capacity totaled $34.5 million compared to $41.3 million at October 31, 1997. Net cash provided by operating activities was $14.9 million for the six months ended April 30, 1998. Utilizing cash provided by operating activities and available cash, the Company invested $19.5 million principally in capital and contract expenditures, including construction to date of approximately 3,200 new PROBE-L lottery terminals for the Connecticut State Lottery, and in software systems development. Additionally, $2.0 million of available cash was used to reduce other long-term loans. The Company entered into a $12 million, long-term borrowing arrangement during the third quarter of fiscal 1998 to finance the cost of the Connecticut State Lottery equipment.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

    As described above in Note 4 to the Consolidated Financial Statements, the Company had $22.9 million of borrowing availability under its Facility at April 30, 1998. The Company believes that, although it expects to incur a net loss in fiscal 1998, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required to enable it to meet its debt service obligations under the Notes, the Facility and the Subordinated Debentures, and for capital expenditures thereafter.

    The Company has signed an agreement with its Italian distributor, Elettronica Ingegneria Sistemi, to sell up to 20,000 Extrema terminals, valued at approximately $64 million, to Sisal Sport Italia SpA for use in Italy's pari-mutuel lottery pool. The Company expects to manufacture the terminals in its Irish facility and expects to begin shipping the terminals in the third fiscal quarter of 1998 and continuing through the fiscal year 2000. The Company expects to finance the working capital required to manufacture the terminals with cash advanced under the contract and cash available under the Facility.

NEW ACCOUNTING STANDARD

    In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans in order to standardize disclosure requirements to the extent possible and requires additional information on changes in the benefit obligations and fair values of plan assets that are intended to facilitate financial analysis. SFAS 132 does not change the measurement or recognition of those plans and is effective for the Company's 1997 fiscal year. Adoption of this standard is expected to result in modification of and/or additional disclosures, but should not have an effect on the Company's financial position or results of operations.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED APRIL 30, 1998

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    The Annual Meeting of the stockholders of the Company was held on April 16, 1998 to elect five directors of the Company and to ratify the appointment of KPMG Peat Marwick LLP as auditors for the Company's 1998 fiscal year. All matters put before the stockholders passed as follows:

             DIRECTOR NOMINEES/ OTHER MATTERS             FOR       WITHHELD      AGAINST      ABSTAIN
       ---------------------------------------------  -----------  -----------  -----------  ---------
       A. Lorne Weil                                   30,610,569      370,624
       Larry Lawrence                                  30,635,544      345,649
       Sir Brian G. Wolfson                            30,635,130      346,063
       Alan J. Zakon                                   30,635,624      345,569
       Marshall Bartlett                               30,635,134      346,059
       Ratification of KPMG Peat Marwick LLP           30,750,335                   137,816     93,042

ITEM 5.  OTHER INFORMATION

    Effective November 1, 1997, the Company entered into change in control agreements (the "Agreements") with each of its executive officers (except for A. Lorne Weil as described below), and with certain of its non-executive officers (collectively, the "Officers"). A copy of the Form of such agreements is filed herewith as Exhibit 10.27. The Agreements provide for a term of three years, commencing on November 1, 1997 and ending on October 31, 2000, which shall be automatically extended by one year without further action and on each succeeding year thereafter, unless either party shall have served written notice upon the other six months prior to the end of the term. In the event an Officer's employment is terminated without Cause (as defined in the Agreement) or an Officer terminates his employment for Good Reason (as defined in the Agreement) at the time of or within two years following a Change in Control (as defined in the Agreement), the Company's principal obligations under the Agreement will be to (i) make a lump sum cash payment in an amount equal to two times the sum of such Officer's base salary at the rate payable immediately prior to termination plus the greater of (x) the average bonus paid for the three years preceding the year of termination or (y) the bonus payable to such Officer upon achievement of the target level of performance for the year of termination; (ii) accelerate the exercisability of all stock options held by such Officer at termination, such that all options will become fully vested and exercisable at the date of termination; and (iii) provide such Officer with continued participation in all employee and executive benefit plans for a period not to exceed eighteen months after termination; provided that if any such plan does not permit continued participation, the Officer shall receive quarterly cash payments equal, on an after-tax basis, to the cost to such Officer of obtaining the benefit. In the event an Officer's employment is terminated without Cause, and such Officer is not entitled to any payment or benefit, each of the Agreements provides (except for the Agreements of two of the Officers who have preexisting arrangements with the Company) that the Company will be obligated to make a lump sum cash payment equal to such Officer's base salary at the rate payable immediately prior to termination.

    Effective November 1, 1997, the Company entered into an employment agreement (the "Weil Employment Agreement") with A. Lorne Weil, the Company's President & CEO, the terms of which include change in control provisions. The principal terms of the Weil Employment Agreement are described under the caption "Employee Agreements" in the Company's Proxy Statement which was filed with the Securities and Exchange Commission on March 2, 1998, and a copy of the Weil Employment Agreement was filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998; and the description of the Weil Employment Agreement therein is incorporated herein in its entirety by reference thereto.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           10.27 Form of Change of Control Agreements effective November 1, 1997 between the Company and its executive officers and certain non-executive officers.

           10.28 Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998.

           10.29 General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998.

           27     Financial Data Schedule.

No current reports on Form 8-K were filed during the second quarter of fiscal 1998.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1998

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


Dated:    June 15, 1998