Form 10-Q
period 1998-07-31
AUTOTOTE CORP
filed 1998-09-14
CIK 750004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition from ___________________________ to ________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 10, 1998:
                       Class A Common Stock:    35,943,199
                       Class B Common Stock:    None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                           QUARTER ENDED JULY 31, 1998




                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

                 Balance Sheets as of July 31, 1998
                 and October 31, 1997                                      3

                 Statements of Operations for the Three Months Ended
                 July 31, 1998 and 1997                                    4

                 Statements of Operations for the Nine Months Ended
                 July 31, 1998 and 1997                                    5

                 Statements of Cash Flows for the Nine Months Ended
                 July 31, 1998 and 1997                                    6

                 Notes to Consolidated Financial Statements                7-14

Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       15-18


PART II.         OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8K                                 19

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                           July 31,         October 31,
                                                                                             1998               1997
                                                                                       ---------------     --------------
                                       ASSETS                                             (Unaudited)
Current assets:
     Cash and cash equivalents.......................................................  $     17,260             18,207
     Restricted cash.................................................................           694                512
     Accounts receivable, net........................................................        13,824             13,560
     Inventories.....................................................................        12,481              6,653
     Prepaid expenses, deposits and other current assets.............................         2,918              2,276
                                                                                       ---------------     --------------
          Total current assets.......................................................        47,177             41,208
                                                                                       ---------------     --------------
Property and equipment, at cost......................................................       195,653            180,170
     Less accumulated depreciation...................................................       115,947            103,781
                                                                                       ---------------     --------------
          Net property and equipment.................................................        79,706             76,389
                                                                                       ---------------     --------------
Goodwill, net of amortization........................................................         4,524              5,916
Operating right, net of amortization.................................................        15,098             15,848
Other assets and investments.........................................................        16,122             14,180
                                                                                       ---------------     --------------
                                                                                       $    162,627            153,541
                                                                                       ===============     ==============
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt..........................................  $      4,254              2,609
     Accounts payable................................................................        12,709              8,698
     Accrued liabilities.............................................................        30,085             24,411
                                                                                       ---------------     --------------
          Total current liabilities..................................................        47,048             35,718
                                                                                       ---------------     --------------
Deferred income taxes................................................................         2,169              2,551
Other long-term liabilities..........................................................         2,369              1,264
Long-term debt, excluding current installments.......................................       120,286            112,248
Long-term debt, convertible subordinated debentures..................................        35,000             35,000
                                                                                       ---------------     --------------
          Total liabilities..........................................................       206,872            186,781
                                                                                       ---------------     --------------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares authorized, none
        outstanding..................................................................            --                 --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        35,937 and 35,335 shares outstanding at July 31, 1998 and October 31,
        1997, respectively...........................................................           360                354
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding.................................................            --                 --
     Additional paid-in capital......................................................       149,091            148,238
     Accumulated losses..............................................................      (193,024)          (181,351)
     Treasury stock, at cost.........................................................          (102)              (102)
     Currency translation adjustment.................................................          (570)              (379)
                                                                                       ---------------     --------------
          Total stockholders' equity (deficit).......................................       (44,245)           (33,240)
                                                                                       ---------------     --------------
                                                                                       $    162,627            153,541
                                                                                       ===============     ==============

         See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended July 31, 1998 and 1997
               (Unaudited, in thousands, except per share amounts)

                                                                                      1998             1997
                                                                                   ----------       ----------
Operating revenues:
     Services ..............................................................        $ 34,862           32,525
     Sales .................................................................           3,933            3,293
                                                                                   ----------       ----------
                                                                                      38,795           35,818
                                                                                   ----------       ----------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................          22,790           19,675
     Sales .................................................................           2,835            1,787
                                                                                   ----------       ----------
                                                                                      25,625           21,462
                                                                                   ----------       ----------
          Total gross profit ...............................................          13,170           14,356
Selling, general and administrative expenses ...............................           6,310            6,298
Gain on sale of business ...................................................              --           (1,566)
Depreciation and amortization ..............................................           7,502            8,411
                                                                                   ----------       ----------
          Operating income (loss) ..........................................            (642)           1,213
Other deductions:
     Interest expense ......................................................           3,838            3,410
     Other income ..........................................................            (141)            (165)
                                                                                   ----------       ----------
                                                                                       3,697            3,245
                                                                                   ----------       ----------
     Loss before income tax expense (benefit) and extraordinary items ......          (4,339)          (2,032)
Income tax expense (benefit) ...............................................              74             (320)
                                                                                   ----------       ----------
     Loss before extraordinary items .......................................          (4,413)          (1,712)
                                                                                   ----------       ----------
Extraordinary items:
     Write-off of deferred financing fees and expenses,
        net of gain on early retirement of subordinated debt ...............              --              426
                                                                                   ----------       ----------
              Net loss .....................................................        $ (4,413)          (2,138)
                                                                                   ==========       ==========

Net loss per common share:
     Loss per basic share and diluted share before extraordinary items .....        $  (0.12)           (0.05)
     Extraordinary loss per basic share and diluted share ..................            --              (0.01)
                                                                                   ----------       ----------
              Net loss per basic share and diluted share ...................        $  (0.12)           (0.06)
                                                                                   ==========       ==========

Weighted average number of shares used in per share calculation ............          35,916           35,312
                                                                                   ==========       ==========

         See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Nine Months Ended July 31, 1998 and 1997
               (Unaudited, in thousands, except per share amounts)

                                                                                                           1998          1997
                                                                                                       -----------    -----------
Operating revenues:
     Services ..................................................................................        $  99,114         98,914
     Sales .....................................................................................           10,327         14,340
                                                                                                       -----------    -----------
                                                                                                          109,441        113,254
                                                                                                       -----------    -----------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..................................................................................           62,798         59,513
     Sales .....................................................................................            6,594          9,220
                                                                                                       -----------    -----------
                                                                                                           69,392         68,733
                                                                                                       -----------    -----------
          Total gross profit ...................................................................           40,049         44,521
Selling, general and administrative expenses ...................................................           19,155         20,994
Gain on sale of business .......................................................................             (684)        (1,823)
Depreciation and amortization ..................................................................           22,117         28,263
                                                                                                       -----------    -----------
          Operating loss .......................................................................             (539)        (2,913)
Other deductions:
     Interest expense ..........................................................................           11,492         10,724
     Other income ..............................................................................             (726)           (33)
                                                                                                       -----------    -----------
                                                                                                           10,766         10,691
                                                                                                       -----------    -----------
     Loss before income tax expense and extraordinary items ....................................          (11,305)       (13,604)
Income tax expense .............................................................................              368            222
                                                                                                       -----------    -----------
     Loss before extraordinary items ...........................................................          (11,673)       (13,826)
Extraordinary items:
     Write-off of deferred financing fees and expenses,
        net of gain on early retirement of subordinated debt ...................................             --              426
                                                                                                       -----------    -----------
              Net loss .........................................................................        $ (11,673)       (14,252)
                                                                                                       ===========    ===========

Net loss per common share:
     Loss per basic share and diluted share before extraordinary items .........................        $   (0.33)         (0.41)
     Extraordinary loss per basic share and diluted share ......................................             --            (0.01)
                                                                                                       -----------    -----------
              Net loss per basic share and diluted share .......................................        $   (0.33)         (0.42)
                                                                                                       ===========    ===========

Weighted average number of shares used in per share calculation ................................           35,603         34,182
                                                                                                       ===========    ===========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended July 31, 1998 and 1997
                            (Unaudited, in thousands)

                                                                                              1998               1997
                                                                                         --------------   --------------
Cash flows from operating activities:
     Net loss........................................................................    $     (11,673)         (14,252)
                                                                                         --------------   --------------
     Adjustments to reconcile net loss to cash provided by operating activities:
          Depreciation and amortization..............................................           22,117           28,263
          Gain on sale of business...................................................             (684)          (1,823)
          Non-cash extraordinary items...............................................               --              426
          Changes in operating assets and liabilities................................            2,177            1,850
          Other......................................................................              792            2,514
                                                                                         --------------   --------------
               Total adjustments.....................................................           24,402           31,230
                                                                                         --------------   --------------
Net cash provided by operating activities............................................           12,729           16,978
                                                                                         --------------   --------------

Cash flows from investing activities:
     Capital expenditures............................................................           (1,568)          (2,078)
     Wagering systems expenditures...................................................          (18,484)          (4,303)
     Cash acquired in business acquisition...........................................            2,177               --
     Proceeds from sale of business and asset disposals, net of cash transferred.....               --           21,050
     Increase in other assets and investments........................................           (5,974)          (2,650)
                                                                                         --------------   --------------
Net cash used in investing activities................................................          (23,849)          12,019
                                                                                         --------------   --------------

Cash flows from financing activities:
     Net repayments under revolving credit facilities................................               --          (10,500)
     Proceeds from the issuance of long-term debt, net of financing fees.............           12,000          105,623
     Payments on long-term debt......................................................           (2,283)        (118,428)
     Net proceeds from issuance of common stock......................................              510              962
                                                                                         --------------   --------------
Net cash provided (used) by financing activities.....................................           10,227          (22,343)
                                                                                         --------------   --------------

Effect of exchange rate changes on cash..............................................              (54)            (285)
                                                                                         --------------   --------------
Increase (decrease) in cash and cash equivalents.....................................             (947)           6,369
Cash and cash equivalents, beginning of period.......................................           18,207            5,988
                                                                                         --------------   --------------
Cash and cash equivalents, end of period.............................................    $      17,260           12,357
                                                                                         ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest........................................................................    $       7,479            9,166
                                                                                         ==============   ==============
     Income taxes....................................................................    $         388              869
                                                                                         ==============   ==============
The Company issued 2,964 shares of Class A Common Stock during the 1997 period in connection with the settlement of its stockholder litigation.


         See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
               (Unaudited, in thousands, except per share amounts)

1)       Consolidated Financial Statements

         The consolidated balance sheet as of July 31, 1998 and the consolidated statements of operations for the three months and nine months ended July 31, 1998 and 1997, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 31, 1998 and the results of its operations for the three months and nine months ended July 31, 1998 and 1997 and its cash flows for the nine months ended July 31, 1998 and 1997 have been made. In the nine months ended July 31, 1998, the Company reversed reserves of $1.3 million in connection with the collection of receivables previously reserved due to concerns about their recoverability and for cost savings related to the refurbishment of certain terminals. During the third quarter of fiscal 1998, the Company completed the installation of approximately 3,200 new lottery terminals for the Connecticut State Lottery under a contract with an initial five-year term plus five one-year options to extend the contract through May 2008. Based on industry practice of lottery contracts and the Company's historical relationship with the Connecticut State Lottery for the past ten years, the Company expects to depreciate the terminals and installation costs on a straight-line method over their estimated useful lives of 10 years.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K (the "1997 10-K"). The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

         Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

2)       Fiscal 1997 Sale of the European Lottery Business

         On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600. At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. At October 31, 1997, $1,500 remained outstanding under the letter of credit, which amount was reduced to $500 at April 30, 1998 and is scheduled to expire on October 15, 1998. In connection with the reduction of the letter of credit balance, the Company recorded an additional $684 gain on sale of business in the second quarter of fiscal 1998.

         The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's Consolidated Statements of Operations for the nine months ended July 31, 1997. Interest and income tax expenses have not been included in the table below.

                                                                                                            Nine Months
                                                                                                               Ended
                                                                                                           July 31, 1997
                                                                                                       --------------------
         Operating revenue.......................................................................       $          6,119

         Operating expenses, including selling, general and administrative
          expenses, and depreciation and amortization expenses.......................................              6,181
                                                                                                       --------------------
         Operating loss..............................................................................   $            (62)
                                                                                                       ====================

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  July 31, 1998
               (Unaudited, in thousands, except per share amounts)

3)       Purchase of Netherlands Subsidiary

         On July 1, 1998, the Company completed the purchase of Hippo Toto B. V., which was renamed Autotote Netherlands B. V. This wholly-owned subsidiary holds an exclusive five-year license to operate all on-track and off-track pari-mutuel wagering in the Netherlands. The initial license, granted by the Dutch Ministry of Agriculture, extends through June 30, 2003. The purchase was for nominal consideration and the acquisition was recorded using the purchase method of accounting, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The operating results of Autotote Netherlands B. V. have been included in the consolidated statements of operations since the date of acquisition.

4)       Inventories

         Inventories consist of the following:

                                                                                       July 31,         October 31,
                                                                                         1998               1997
                                                                                    --------------     --------------
           Parts and work-in-process..........................................      $      11,588              5,762
           Finished goods.....................................................                114                244
           Ticket paper.......................................................                779                647
                                                                                    --------------     --------------
           Total..............................................................      $      12,481              6,653
                                                                                    ==============     ==============

         Inventory includes costs for equipment expected to be sold. At July 31, 1998, parts and work-in-process inventory increased due to the commencement of production under a terminal sales agreement with an Italian distributor. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

5)        Debt

         At July 31, 1998, the Company had approximately $22,005 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were no borrowings outstanding under the Facility at July 31, 1998, however, approximately $2,995 in letters of credit were issued under the Facility.

         On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12 million, three-year term loan arrangement (the "Term Loan") to finance the development and installation of a lottery system for the Connecticut State Lottery, including the manufacture of approximately 3,200 new lottery terminals. The Term Loan bears interest at a fixed rate of 8.87% payable quarterly and at maturity on February 15, 2001, with principal payments of $600 due quarterly through January 31, 2001 with a final principal payment of $6,000 due at maturity. In addition to scheduled principal payments, the Term Loan requires mandatory principal prepayments upon the occurrence of certain events, including asset sales, the incurrence of certain indebtedness, Recovery Events (as defined), and Autotote Lottery Corporation Excess Cash Flow (as defined), in each case, in excess of specified thresholds. The Term Loan was extended in conjunction with the July 28, 1997 revolving credit facility (the "Facility") and is subject to certain restrictive and financial covenants contained in the Facility. (See Note 7 to the Consolidated Financial Statements for the year ended October 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.) Obligations under the Facility and Term Loan are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries and are secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. In addition, the Term Loan is secured by a first priority security interest in substantially all of the Connecticut lottery assets now owned or hereafter acquired.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  July 31, 1998
               (Unaudited, in thousands, except per share amounts)

6)       Earnings per Share

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which the Company adopted in the first quarter of fiscal 1998. Under SFAS 128, the Company is required to present two earnings per share amounts for each period presented, and all prior period earnings per share amounts are required to be restated to conform with the provisions of SFAS 128. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the third quarter and first nine months of fiscal 1998 and the third quarter and first nine months of fiscal 1997, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for the third quarter and first nine months of fiscal 1998 and the restated net loss per common share for the third quarter and first nine months of fiscal 1997, therefore, are essentially the same. At July 31, 1998 and 1997, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future. Quarterly and year-to date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

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

         Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of July 31, 1998 (unaudited) and October 31, 1997 (audited) and for the three month and nine month periods ended July 31, 1998 and 1997 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

         The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  July 31, 1998
                            (Unaudited, in thousands)


                                                                            Non-
                                               Parent       Guarantor    Guarantor   Eliminating
                                               Company     Subsidiaries  Subsidiaries  Entries     Consolidated
                                             ------------  ------------  ----------- ------------  ------------
ASSETS
   Cash and cash equivalents............... $   12,406         (250)        5,104           --          17,260
   Accounts receivable, net................        --        11,711         2,113           --          13,824
   Other current assets....................        860       11,611         3,928         (306)         16,093
   Property and equipment, net.............        399       72,504         7,104         (301)         79,706
   Investment in subsidiaries..............     60,190           --            --      (60,190)             --
   Goodwill................................        206        1,968         2,350           --           4,524
   Other assets............................      5,494       26,569           660       (1,503)         31,220
                                            ------------- ------------  ------------ ------------ -------------

   Total assets............................ $   79,555      124,113        21,259      (62,300)        162,627
                                            ============= ============  ============ ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities..................... $   15,361       20,940         6,415           78          42,794
   Current installments of long-term debt..      1,250        2,710           307          (13)          4,254
   Long-term debt, excluding   current
    installments...........................    145,000        9,714           572           --         155,286
   Other non-current liabilities...........        952        1,836         1,750           --           4,538
   Intercompany balances...................    (38,763)      40,992        (2,229)          --              --
   Stockholders' equity (deficit)..........    (44,245)      47,921        14,444      (62,365)        (44,245)
                                            ------------  ------------  ------------ ------------ ------------
   Total liabilities and
    Stockholders' equity (deficit)......... $   79,555      124,113        21,259      (62,300)        162,627
                                            ============= ============  ============ ============ =============

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1997
                             (Audited, in thousands)

                                                                           Non-
                                               Parent      Guarantor     Guarantor     Eliminating
                                              Company      Subsidiaries Subsidiaries     Entries   Consolidated
                                             ---------     ------------ ------------  ------------ ------------
ASSETS
   Cash and cash equivalents............... $  15,582           328         2,297           --       18,207
   Accounts receivable, net................        --        10,547         3,013           --       13,560
   Other current assets....................       711         6,223         2,791         (284)       9,441
   Property and equipment, net.............       161        67,071         9,302         (145)      76,389
   Investment in subsidiaries..............    54,760            --            --      (54,760)          --
   Goodwill................................       211         2,635         3,070           --        5,916
   Other assets............................     5,937        24,895           528       (1,332)      30,028
                                            ------------   ----------- ------------- ------------  -----------

   Total assets............................ $  77,362       111,699        21,001      (56,521)     153,541
                                            ============   =========== ============= ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities..................... $  14,812        14,515         3,921         (139)      33,109
   Current installments of long-term debt..     1,250           474           910          (25)       2,609
   Long-term debt, excluding current
    installments...........................   145,000           323         1,925           --      147,248
   Other non-current liabilities...........     1,111           538         2,166           --        3,815
   Intercompany balances...................   (51,571)       54,467        (3,112)         216           --
   Stockholders' equity (deficit)..........   (33,240)       41,382        15,191      (56,573)     (33,240)
                                            -----------    ----------- ------------- ------------  -----------
   Total liabilities and stockholders'
    equity (deficit)....................... $  77,362       111,699        21,001      (56,521)     153,541
                                            ============   =========== ============= ============  ===========

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended July 31, 1998
                           (Unaudited, in thousands)

                                               Parent      Guarantor   Non-Guarantor  Eliminating
                                              Company     Subsidiaries Subsidiaries     Entries   Consolidated
                                            ------------  ------------ -------------  ----------- -------------
Operating revenues......................... $      --        33,733         7,049       (1,987)       38,795
Operating expenses.........................        --        21,977         5,514       (1,866)       25,625
                                            ------------  ------------ -------------  ----------- -------------

   Gross profit............................        --        11,756         1,535         (121)       13,170

Selling, general and administrative
 expenses..................................     2,178         3,519           613           --         6,310
Depreciation and amortization..............        39         6,632           936         (105)        7,502
                                            ------------  ------------ -------------  ----------- -------------
   Operating income (loss).................    (2,217)        1,605           (14)         (16)         (642)
Interest expense...........................     3,757            10            79           (8)        3,838
Other (income) expense.....................       (79)          (84)           14            8          (141)
                                            ------------  ------------ -------------  ----------- -------------
Income (loss) before equity in income of
 subsidiaries, and income taxes............    (5,895)        1,679          (107)         (16)       (4,339)
Equity in income of subsidiaries...........     1,487            --            --       (1,487)           --
Income tax expense.........................         5            --            69           --            74
                                            ------------  ------------ -------------  ----------- -------------

Net income (loss).......................... $  (4,413)        1,679          (176)      (1,503)       (4,413)
                                            ============  ============ =============  =========== =============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       Three Months Ended July 31, 1997
                           (Unaudited, in thousands)

                                               Parent      Guarantor   Non-Guarantor  Eliminating
                                              Company     Subsidiaries Subsidiaries    Entries     Consolidated
                                            ------------  ------------ -------------  -----------  ------------
Operating revenues......................... $      --        31,262         5,007         (451)       35,818
Operating expenses.........................        --        18,946         2,961         (445)       21,462
                                            ------------  ------------ -------------  -----------  ------------

   Gross profit............................        --        12,316         2,046           (6)       14,356

Selling, general and administrative
  expenses.................................     2,354         2,875         1,069           --         6,298
Gain on sale of business...................    (1,566)           --            --           --        (1,566)
Depreciation and amortization..............        13         7,071         1,406          (79)        8,411
                                            ------------  ------------ -------------  -----------  ------------
   Operating income (loss).................      (801)        2,370          (429)          73         1,213
Interest expense...........................     3,230            73            47           60         3,410
Other (income) expense.....................         9          (105)           (9)         (60)         (165)
                                            ------------  ------------ -------------  -----------  ------------
Income (loss) before equity in income of
  subsidiaries, income taxes and
  extraordinary items......................    (4,040)        2,402          (467)          73        (2,032)
Equity in income of subsidiaries...........       950            --            --         (950)           --
Income tax expense.........................        (2)           --          (318)          --          (320)
                                            ------------  ------------ -------------  -----------  ------------
Net income (loss) before extraordinary
  items....................................    (3,088)        2,402          (149)        (877)       (1,712)
Extraordinary items:
  (Write-off) of deferred financing fees
  and expenses,  net of gain on early
  retirement of debt........................      950        (1,376)           --           --          (426)
                                            ------------  ------------ -------------  -----------  ------------

Net income (loss).......................... $  (2,138)        1,026          (149)        (877)       (2,138)
                                            ============  ============ =============  ===========  ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Nine Months Ended July 31, 1998
                           (Unaudited, in thousands)


                                               Parent       Guarantor  Non-Guarantor  Eliminating
                                              Company     Subsidiaries Subsidiaries     Entries    Consolidated
                                            ------------  ------------ -------------  -----------  ------------
Operating revenues......................... $      --        97,897        18,175       (6,631)      109,441
Operating expenses.........................        --        62,544        13,019       (6,171)       69,392
                                            ------------  ------------ -------------  -----------  ------------

   Gross profit............................        --        35,353         5,156         (460)       40,049

Selling, general and administrative
  expenses.................................     6,976         9,742         2,437           --        19,155
Gain on sale of business...................      (684)           --            --           --          (684)
Depreciation and amortization..............        95        19,640         2,652         (270)       22,117
                                            ------------  ------------ -------------  -----------  ------------
   Operating income (loss).................    (6,387)        5,971            67         (190)         (539)
Interest expense...........................    11,280            57           180          (25)       11,492
Other (income) expense.....................      (555)         (144)          (52)          25          (726)
                                            ------------  ------------ -------------  -----------  ------------
Income (loss) before equity in income of
  subsidiaries, and income taxes...........   (17,112)        6,058           (61)        (190)      (11,305)
Equity in income  of subsidiaries..........     5,596            --            --       (5,596)           --
Income tax expense.........................       157            --           211           --           368
                                            ------------  ------------ -------------  -----------  ------------

Net income (loss).......................... $ (11,673)        6,058          (272)      (5,786)      (11,673)
                                            ============  ============ =============  ===========  ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Nine Months Ended July 31, 1997
                           (Unaudited, in thousands)

                                               Parent      Guarantor   Non-Guarantor  Eliminating
                                              Company    Subsidiaries  Subsidiaries     Entries   Consolidated
                                            ------------ ------------  -------------  ----------- ------------
Operating revenues......................... $      --        91,438        23,486       (1,670)     113,254
Operating expenses.........................        --        56,793        13,570       (1,630)      68,733
                                            ------------ ------------  -------------  ----------- ------------

   Gross profit............................        --        34,645         9,916          (40)      44,521

Selling, general and administrative
  expenses.................................     8,031         8,693         4,154          116       20,994
Gain on sale of business...................    (1,823)           --            --           --       (1,823)
Depreciation and amortization..............        38        21,110         7,378         (263)      28,263
                                            ------------ ------------  -------------  ----------- ------------
   Operating income (loss).................    (6,246)        4,842        (1,616)         107       (2,913)
Interest expense...........................    10,632            88           158         (154)      10,724
Other (income) expense.....................      (326)         (511)          650          154          (33)
                                            ------------ ------------  -------------  ----------- ------------
Income (loss) before equity in income of
  subsidiaries, income taxes and
  extraordinary items......................   (16,552)        5,265        (2,424)         107      (13,604)
Equity in income of subsidiaries...........     1,348            --            --       (1,348)          --
Income tax expense (benefit)...............        (2)            7           217           --          222
                                            ------------ ------------  -------------  ----------- ------------

Net income (loss) before extraordinary
  items....................................   (15,202)        5,258        (2,641)      (1,241)     (13,826)
Extraordinary items:
  (Write-off) of deferred financing fees
  and expenses, net of gain on early
  retirement of debt.......................       950        (1,376)           --           --         (426)
                                            ------------ ------------  -------------  ----------- ------------

Net income (loss).......................... $ (14,252)        3,882        (2,641)      (1,241)     (14,252)
                                            ============ ============  =============  =========== ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended July 31, 1998
                           (Unaudited, in thousands)

                                               Parent      Guarantor   Non-Guarantor  Eliminating
                                              Company    Subsidiaries  Subsidiaries     Entries    Consolidated
                                            -----------  ------------  -------------  -----------  ------------
Net income (loss).......................... $ (11,673)        6,058          (272)      (5,786)      (11,673)
   Depreciation and amortization...........        95        19,640         2,652         (270)       22,117
   Equity in income of subsidiaries........    (5,596)           --            --        5,596            --
   Gain on sale of business................      (684)           --            --           --          (684)
   Other non-cash adjustments..............       996          (115)          (89)          --           792
   Changes in working capital..............       870         1,803          (375)        (121)        2,177
                                            -----------  ------------  -------------  -----------  ------------

Net cash provided by (used in) operating
  activities...............................   (15,992)       27,386         1,916         (581)       12,729
                                            -----------  ------------  -------------  -----------  ------------

Cash flows from investing activities:
   Capital and wagering systems
     expenditures..........................      (294)      (18,363)       (1,821)         426       (20,052)
   Cash acquired in business acquisition...        --            --         2,177           --         2,177
   Other assets and investments............      (238)       (5,830)          (77)         171        (5,974)
                                            -----------  ------------  -------------  -----------  ------------

Net cash provided by (used in) investing
  activities...............................      (532)      (24,193)          279          597       (23,849)
                                            -----------  ------------  -------------  -----------  ------------

Cash flows from financing activities:
   Net proceeds from issuance of long-term
     debt..................................        --        12,000            --           --        12,000
   Payments on long-term debt..............        --        (2,001)         (294)          12        (2,283)
   Other, principally intercompany
     balances..............................    13,343       (13,771)          974          (36)          510
                                            -----------  ------------  -------------  -----------  ------------

Net cash provided by (used in) financing
  activities...............................    13,343        (3,772)          680          (24)       10,227
                                            -----------  ------------  -------------  -----------  ------------

Effect of exchange rate changes on cash....         5             1           (68)           8           (54)
                                            -----------  ------------  -------------  -----------  ------------

Increase/(decrease) in cash and cash
  equivalents..............................    (3,176)         (578)        2,807           --          (947)
Cash and cash equivalents, beginning of
  year.....................................    15,582           328         2,297           --        18,207
                                            -----------  ------------  -------------  -----------  ------------

Cash and cash equivalents, end of period... $  12,406          (250)        5,104           --        17,260
                                            ===========  ============  =============  ===========  ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Nine Months Ended July 31, 1997
                           (Unaudited, in thousands)

                                              Parent      Guarantor    Non-Guarantor Eliminating
                                              Company    Subsidiaries  Subsidiaries    Entries    Consolidated
                                           ------------  ------------  ------------- -----------  ------------
Net income (loss)......................... $  (14,252)        3,882        (2,641)      (1,241)      (14,252)
   Depreciation and amortization..........         38        21,110         7,378         (263)       28,263
   Equity in income of subsidiaries.......     (1,348)           --            --        1,348            --
   Gain on sale of business...............     (1,823)           --            --           --        (1,823)
   Non-cash extraordinary items...........       (950)        1,376            --           --           426
   Other non-cash adjustments.............      2,962            40          (488)          --         2,514
   Changes in working capital.............      2,374        (4,572)        4,079          (31)        1,850
                                           ------------  ------------  ------------- -----------  ------------

Net cash provided by (used in) operating
  activities..............................    (12,999)       21,836         8,328         (187)       16,978
                                           ------------  ------------  ------------- -----------  ------------

Cash flows from investing activities:
   Capital and wagering systems
     expenditures.........................        (40)       (4,457)       (1,897)          13        (6,381)
   Proceeds from sale of business and
     asset disposals......................     23,216           247        (2,413)          --        21,050
   Other assets and investments...........       (308)       (1,171)       (1,071)        (100)       (2,650)
                                           ------------  ------------  ------------- -----------  ------------

Net cash provided by (used in) investing
  activities..............................     22,868        (5,381)       (5,381)         (87)       12,019
                                           ------------  ------------  ------------- -----------  ------------

Cash flows from financing activities:
   Net borrowings under lines of credit...         --       (10,500)           --           --       (10,500)
   Net proceeds from issuance of
     long-term debt.......................    105,100            --           523           --       105,623
   Payments on long-term debt.............     (4,350)     (113,480)         (608)          10      (118,428)
   Other, principally intercompany
     balances.............................   (102,963)      106,908        (3,260)         277           962
                                           ------------  ------------  ------------- -----------  ------------

Net cash provided by (used in) financing
  activities..............................     (2,213)      (17,072)       (3,345)         287       (22,343)
                                           ------------  ------------  ------------- -----------  ------------

Effect of exchange rate changes on cash...         39             1          (312)         (13)         (285)
                                           ------------  ------------  ------------- -----------  ------------

Increase/(decrease) in cash and cash
  equivalents.............................      7,695          (616)         (710)          --         6,369
Cash and cash equivalents, beginning of
  year....................................      3,376           261         2,351           --         5,988
                                           ------------  ------------  ------------- -----------  ------------

Cash and cash equivalents, end of period.. $   11,071          (355)        1,641          --         12,357
                                           ============  ============  ============= ===========  ============

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        The following discussion addresses the financial condition of the Company as of July 31, 1998 and the results of its operations for the three month and nine month periods ended July 31, 1998, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1997 ("fiscal 1997") included in the Company's 1997 Annual Report on Form 10-K.

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

                                              Third Quarter Fiscal 1998                        Third Quarter Fiscal 1997
                                     --------------------------------------------    ---------------------------------------------
                                           Pari-                                        Pari-
                                          Mutuel         Lottery                        Mutuel          Lottery
                                        Operations     Operations        Total        Operations      Operations          Total
                                     --------------    -----------     ----------    ------------     -----------      -----------
   Revenues:
       Services                      $       31,917          2,945         34,862          30,476           2,049           32,525
       Sales                                  3,586            347          3,933           2,857             436            3,293
                                     --------------    -----------     ----------    ------------     -----------      -----------
       Total Revenues                $       35,503          3,292         38,795          33,333           2,485           35,818
                                     ==============    ===========     ==========    ============     ===========      ===========
   Gross Profit (excluding
    depreciation and amortization)   $       12,196            974         13,170          13,324           1,032           14,356
                                     ==============    ===========     ==========    ============     ===========      ===========

Third Quarter Revenue Analysis

        Revenues increased 8% or $3.0 million to $38.8 million in the third quarter of the fiscal year ending October 31, 1998 ("fiscal 1998") from $35.8 million in the third quarter of fiscal 1997.

        Pari-mutuel Operations service revenues of $31.9 million for the third quarter of fiscal 1998 improved $1.4 million or 5% compared to the third quarter of the prior year. $1.1 million of this improvement is due to the inclusion of revenue from the recently acquired Netherlands operations. The balance of the improvement reflects revenue increases resulting from the growth in handle in the Company's North American pari-mutuel and Off Track Betting operations. The growth in handle during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 is attributable to the addition of four new racetracks and OTB sites, the addition of full card simulcasting at one North American racetrack customer, an increase in interface fees, the addition of three new simulcasting customers, the growth in video gaming and the increase in simulcasting in Germany. These increases were partially offset by lower revenues in the North American simulcasting operations due to lower ad hoc sales of satellite time following the reduction in number and realignment of leased transponders due to the failure of the Galaxy IV satellite, and the loss of a service contract in the Company's French operations. Pari-mutuel operations equipment sales revenues in the third quarter of fiscal 1998 of $3.6 million increased $0.7 million or 26% compared to the third quarter of the prior year due primarily to sales of terminals to the Company's international customers.

        Lottery Operations service revenues increased $0.9 million in the third quarter of fiscal 1998 to $2.9 million primarily because of the record Powerball Lottery sales in the period. Lottery equipment sales revenues decreased slightly in the third quarter of fiscal 1998 to $0.3 million from $0.4 million in the same period in fiscal 1997.

Gross Profit Analysis

        The total gross profit of $13.2 million in the third quarter of fiscal 1998 decreased by $1.2 million, or 8%, compared to the third quarter of fiscal 1997. Lower margins were due to the loss of revenues coupled with higher transponder costs in the simulcasting business as the result of the renegotiation of transponder leases following the failure of the Galaxy IV satellite. Also contributing were lower margins due to additional supplies expenses related to the installation of the new Connecticut Lottery terminals, the loss of a French service contract and lower profit margins on North American equipment sales due to a change in product mix. These margin decreases were partially offset by margins contributed by the new Netherlands operation and improved margins due to the higher handle in the pari-mutuel and OTB service businesses. Gross profit as a percent of revenues in the Company's service businesses was 35% in the third quarter of fiscal 1998 compared to 40% in the third quarter of fiscal 1997 and the full fiscal year 1997. Gross profit

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-(Continued)

earned on equipment sales of $1.1 million in the third quarter of fiscal 1998 decreased by $0.4 million, or 27%, compared to the third quarter of fiscal 1997. Gross profit as a percent of equipment sales was 28% in the third quarter of fiscal 1998, compared to gross profit margins of 46% in the third quarter of fiscal 1997 as a result of a change in the mix of equipment and systems sold.

Expense Analysis

        Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses remained level with the third quarter of fiscal 1997 at $6.3 million. The expense of completing the test phase and the initial rollout of the NASRIN communication network and the inclusion of the new Netherlands business were offset by continuing cost reduction efforts, primarily in Europe.

        Depreciation and amortization expenses decreased 11% or $0.9 million to $7.5 million in the third quarter of fiscal 1998 compared to $8.4 million in the third quarter of fiscal 1997. The decrease results from the full amortization of certain intangible assets and lower depreciation on lottery assets, partially offset by the accelerated amortization of deferred transponder costs as a result of the failure of a Galaxy satellite.

        Interest expense of $3.8 million in the third quarter of fiscal 1998 increased $0.4 million over the third quarter of fiscal 1997, primarily reflecting higher interest rates and larger outstanding debt balances.

Income Taxes

        Income tax expense was $0.1 million in the third quarter of fiscal 1998 compared to a benefit of $0.3 million in the fiscal 1997 third quarter. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

                                               Nine Months Fiscal 1998                          Nine Months Fiscal 1997
                                     --------------------------------------------    ---------------------------------------------
                                           Pari-                                        Pari-
                                          Mutuel         Lottery                        Mutuel          Lottery
                                        Operations     Operations        Total        Operations      Operations          Total
                                     -- -----------    -----------     ----------    ------------     -----------      -----------
   Revenues:
       Services                      $       91,924          7,190         99,114          87,393          11,521           98,914
       Sales                                  9,014          1,313         10,327           6,052           8,288           14,340
                                     --------------    -----------     ----------    ------------     -----------      -----------
       Total Revenues                $      100,938          8,503        109,441          93,445          19,809          113,254
                                     ==============    ===========     ==========    ============     ===========      ===========
   Gross Profit (excluding
    depreciation and amortization)   $       37,123          2,926         40,049          36,392           8,129           44,521
                                     ==============    ===========     ==========    ============     ===========      ===========

Nine Month Revenue Analysis

        Revenues decreased 3% or $3.8 million to $109.4 million in the first nine months of the fiscal year ending October 31, 1998 from $113.3 million in the first nine months of the fiscal year ended October 31, 1997.

        Pari-mutuel Operations service revenues of $91.9 million for the first nine months of fiscal 1998 improved $4.5 million or 5% compared to the first nine months of the prior year. $1.1 million of this improvement reflects the inclusion of revenues from the recently acquired Netherlands operations. The balance of the improvement is due to the growth in handle in the Company's North American pari-mutuel and Connecticut OTB operations. The growth in handle during the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997 is attributable to the addition of four new racetracks and OTB sites, the addition of full card

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-(Continued)

simulcasting at one North American racetrack customer, an increase in interface fees, the addition of nine new simulcasting customers, the commencement of simulcasting in Germany, the running of the Breeders' Cup in the first nine months of fiscal 1998 and the growth in video gaming. These increases were partially offset by lower revenues in the North American simulcasting operations due to lower sales of ad hoc satellite time and the loss of a service contract in the Company's French operation. Pari-mutuel equipment sales revenues in the first nine months of fiscal 1998 of $9.0 million increased $3.0 million or 49% compared to the first nine months of the prior year due primarily to the sales of terminals to the Company's international customers.

        Lottery Operations service revenues decreased $4.3 million in the first nine months of fiscal 1998 to $7.2 million primarily because of the absence of $5.2 million in revenues provided in the prior year period by the Company's European lottery business which was sold in April 1997. Lottery equipment sales revenues decreased to $1.3 million in the first nine months of fiscal 1998 from $8.3 million in the same period in fiscal 1997. This decrease is primarily attributable to the absence in fiscal 1998 of sales of $2.7 million of terminals to an Italian distributor for Italy's pari-mutuel lottery pool, $3.5 million of terminals to the Israel lottery, and $0.9 million in equipment sales provided by the Company's European lottery business.

Gross Profit Analysis

        The total gross profit of $40.0 million in the first nine months of fiscal 1998 decreased by $4.5 million, or 10%, compared to the first nine months of fiscal 1997. Lower margins due to the absence of the Company's European lottery service revenue of $2.7 million, the loss of a service contract in the Company's French operation, coupled with the costs of the NASRIN startup, were partially offset by an increase in service margins earned on increased handle in the pari-mutuel business. Gross profit as a percent of revenues in the Company's continuing service businesses was 37% in the first nine months of fiscal 1998, down slightly from gross profit margins of 39% in the first nine months of fiscal 1997, reflecting, primarily, higher operating expenses in the lottery and communications businesses, higher signal fees in the OTB business and the NASRIN startup costs. Gross profit earned on equipment sales was $3.7 million in the first nine months of fiscal 1998 as compared to $5.1 million in the first nine months of fiscal 1997 due primarily to the absence of terminal sales to the Israel lottery and European lottery sales in fiscal 1998. Gross profit as a percent of equipment sales was 36% in the first nine months of fiscal 1998, equal to the gross profit margins in the first nine months of fiscal 1997.

Expense Analysis

        Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $1.8 million or 9% to $19.2 million in the first nine months of fiscal 1998, from $21.0 million in the first nine months of fiscal 1997. Expense reductions of $0.5 million resulting from the sale of the Company's European lottery business were complimented by the collection of receivables previously reserved due to concerns about their recoverability and cost reduction programs in Europe. These reductions were partially offset by the expense of completing the test phase and the initial rollout of the NASRIN communication network and increased contract proposal costs in lottery operations.

        Depreciation and amortization expenses decreased 22% to $22.1 million in the first nine months of fiscal 1998 compared to $28.3 million in the first nine months of fiscal 1997. The decrease results from the sale of the Company's European lottery business in April 1997, full amortization of certain intangible assets and lower depreciation on lottery assets in fiscal 1998, partially offset by the accelerated amortization of deferred transponder costs as a result of the failure of a Galaxy satellite.

        Interest expense of $11.5 million in the first nine months of fiscal 1998 increased $0.8 million over the first nine months of fiscal 1997, primarily reflecting higher interest rates.

Income Taxes

        Income tax expense was $0.4 million in the first nine months of fiscal 1998 compared to $0.2 million in the first nine months of fiscal 1997. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-(Continued)

Liquidity and Capital Resources

        At July 31, 1998, the Company's available cash and borrowing capacity totaled $39.3 million compared to $41.3 million at October 31, 1997. Net cash of $12.7 million was provided by operating activities during the nine months ended July 31, 1998. Utilizing cash provided by operating activities and available cash, the Company invested $14.0 million principally in capital and contract expenditures and in software systems development. Additionally, the Company invested $11.8 million in the construction of approximately 3,200 new PROBE-L lottery terminals for the Connecticut State Lottery. This investment was funded by a $12.0 million term loan agreement. The Company also acquired $2.2 million of cash in connection with the acquisition of the company now known as Autotote Netherlands B. V., which amount will be used to pay current obligations. In addition to the previously described financing activities, the Company repaid $2.3 million in long-term debt and raised $0.5 million from the sale of common stock during the first nine months of fiscal 1998.

        As described above in Note 5 to the Consolidated Financial Statements included herein, the Company had $22.0 million of borrowing availability under its Facility at July 31, 1998. The Company believes that, although it expects to incur a net loss in fiscal 1998, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes, however, that additional financing will be required to enable it to meet its debt service obligations under the Notes, the Facility and the Subordinated Debentures, and for capital expenditures thereafter.

        The Company has signed an agreement with an Italian distributor, Elettronica Ingegneria Sistemi, to sell up to 20,000 Extrema terminals, valued at approximately $64 million, to Sisal Sport Italia SpA for use in Italy's pari-mutuel lottery pool. The Company expects to manufacture the terminals in its Irish facility and expects to begin shipping the terminals in the fourth quarter of fiscal 1998 with shipments continuing through the year 2000. The Company expects to finance the working capital required to manufacture the terminals with cash advanced under the contract and cash available under the Facility.

New Accounting Standard

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective beginning in the first quarter of the Company's fiscal year ending October 31, 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

        In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans in order to standardize disclosure requirements to the extent possible and requires additional information on changes in the benefit obligations and fair values of plan assets that are intended to facilitate financial analysis. SFAS 132 does not change the measurement or recognition of those plans and is effective for the Company's fiscal year ending October 31, 1999. Adoption of this standard is expected to result in modification of and/or additional disclosures, but will not have an effect on the Company's financial position or results of operations.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended July 31, 1998

PART II.         OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

          (a)    Exhibits
                10.30        Term Loan Agreement dated May 22, 1998 by and among
                             Autotote Corporation, Autotote Lottery Corporation,
                             various financial institutions and Heller
                             Financial, Inc., as agent.
                10.31        Purchase Agreement between Autotote Corporation and
                             Stichting Hippo Toto dated June 29, 1998.
                27           Financial Data Schedule.

         No current reports on Form 8-K were filed during the third quarter of fiscal 1998.

                     AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended July 31, 1998



                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUTOTOTE CORPORATION
                              --------------------
                                  (Registrant)


                                            By:       /s/ William Luke
                                                     -----------------
                                            Name:    William Luke
                                            Title:   Vice President & Chief
                                                     Financial Officer



Dated:    September 14, 1998