Form 10-K
period 1998-10-31
AUTOTOTE CORP
filed 1999-01-27
CIK 750004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
[_]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 1998,

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

           Securities registered pursuant to Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered
Class A Common Stock, $.01 par value             American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _ _

     As of January 22, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $76,555,494.
     Common shares outstanding as of January 22, 1999 were 36,026,115.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:
           Document                                Parts Into Which Incorporated
Proxy Statement for the Company's 1999 Annual               Part III
  Meeting of Stockholders

                        EXHIBIT INDEX APPEARS ON PAGE 71

================================================================================

                                     PART I

     When used herein, the words "believe," "anticipate," "think," "intend," "will be" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     All references to a fiscal year are to the Company's fiscal year, which ends October 31. References to "Autotote" or the "Company" include Autotote Corporation and its subsidiaries.

ITEM 1. BUSINESS

Overview

     Autotote Corporation is a leading technology supplier and operator of wagering systems, related equipment and gaming venues in North America and worldwide. The Company provides technology, services and operations management primarily to two major segments of the industry: i) pari-mutuel wagering (whereby wagers are placed in a pool and winnings are calculated and paid as a percentage of that pool), consisting primarily of wagering conducted on horse racing, greyhound racing and jai-alai and ii) government sponsored or licensed lotteries.

     Autotote is the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and is also a leading provider of computerized pari-mutuel systems worldwide, with systems in racetracks and OTBs in Europe, Central and South America, and the Asia-Pacific region. The Company is the exclusive licensed operator of substantially all off-track betting ("OTB") in the State of Connecticut and is the exclusive licensed operator of all pari-mutuel wagering in The Netherlands. In addition, the Company is the leading provider of Racing Industry simulcasting services in the United States through its broadcasting of live racing events via satellite to other racetracks and OTBs and also provides these services in Europe. The Company designs, sells and services video gaming machines ("VGMs") for use at racetracks and in lottery operations in North America. Also in 1998, the Company designed, implemented and began providing a national voice/data network, known as the North American Simulcast Racing Information Network ("NASRIN(TM)").

     Autotote is also a major provider of lottery systems, equipment and services to government-sponsored and privately operated lotteries. The Company currently supports such lotteries in North America, Latin America and Europe.

     The Company's proprietary pari-mutuel wagering systems process the sale and cashing of wagers through ticket-issuing terminals, accumulate wagering data, calculate pari-mutuel odds, distribute information to display systems and provide management information and marketing services for its customers. The wagering systems utilize high-volume, real-time transaction and data processing networks, managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment, and operations and applications software. The Company generally receives revenues based on a percentage of the gross monies wagered ("Handle"), a daily or monthly fee or through outright product sales.

     The growth in OTB, telephone and inter-track wagering, together with the Company's extensive penetration of the North American pari-mutuel wagering market, have enabled the Company to generate increased revenues. The Company has achieved this because it (i) is the leading provider of pari-mutuel wagering systems to the leading racetracks whose live racing events are in the greatest demand for off-track wagering, (ii) is a leading provider of computerized pari-mutuel wagering systems and automated telephone betting equipment to OTBs and racetracks accepting wagers on simulcasted racing events, (iii) is the leading simulcaster of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America, and (iv) owns the Connecticut OTB system. The Company believes that it will realize additional benefits to the extent that states and foreign jurisdictions enact further legislation that facilitates growth in simulcasting and OTB, inter-track, telephone and other remote wagering.

     The Company's lottery operations utilize proprietary technology that is similar to that used for pari-mutuel wagering, but specialized for lottery operations. The Company (i) provides wagering equipment and services to operate the Connecticut State Lottery, a nationwide lottery in Barbados and a nationwide lottery in the Dominican Republic, (ii) provides support and maintenance services for other on-line lotteries, and (iii) sells lottery equipment to various markets, including Italy. On December 15, 1997, the Company signed an agreement with the Connecticut Lottery Corporation to service the Connecticut State Lottery through May 2003, and provides the lottery five one-year options to extend the contract through May 2008. Under the terms of the agreement, in the third quarter of fiscal 1998, the Company manufactured and installed approximately 3,200 new PROBE(*)L lottery terminals. The Company partially financed its obligations under this agreement by entering into a term loan arrangement in May 1998 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources). In fiscal 1998, the Company also signed a seven-year contract with the Montana State Lottery for an on-line lottery system to be installed in 1999. Additionally, in 1998, the Company began shipping to an Italian distributor the first of up to 20,000 Extrema(TM) lottery terminals for use in Italy in the SISAL Sport Italia SpA lottery operations.

     For information concerning the Company's business and geographic segments, see Note 18 to Consolidated Financial Statements.

Pari-Mutuel Operations

     Pari-mutuel Operations accounted for 89%, 85% and 73% of the Company's total revenues for the fiscal years 1998, 1997 and 1996, respectively. Pari-mutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada, and approximately 100 other countries around the world.

North American Wagering Systems

     Autotote is the leading supplier of pari-mutuel wagering systems to the North American market. The Company believes its pari-mutuel wagering systems processed approximately 65% of the estimated $20 billion of gross monies wagered ("Handle") in North America. The Company owns and operates over 22,000 pari-mutuel wagering terminals in use throughout North America. The Company's wagering systems and/or related equipment process wagers at approximately 100 racetracks in North America, including 10 of the top 15 largest thoroughbred racetracks and at over 800 OTB facilities.

     In North America, the Company typically enters into long-term (five-years or longer) service contracts with its customers pursuant to which the Company provides the pari-mutuel wagering system, as well as the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. The Company maintains ownership of the pari-mutuel wagering systems, which enables it to employ such equipment in more than one racetrack at different times during the year.

     The pari-mutuel wagering systems provided by the Company in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. The systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket issuing terminals used in a system are generally determined by the amount of wagering at, and physical layout of, the facility. The Company generally does not, however, employ the clerks who issue wagering tickets using the Company's teller-operated terminals. The Company also provides additional software and other support functions.

     The Company typically receives revenue for its services in North America as a percentage of Handle, which generally ranges up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately 0.35% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under the Company's service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility.

     In addition to payments received for wagering which takes place at a location where the Company operates a wagering system, the Company also typically receives an "Interface Fee" of 0.125% for wagers that are made from remote sites. This Interface Fee is charged and typically collected from the remote site where the wager is placed whether or not such site is a customer of the Company. As inter-track and off-track wagering has increased, the percentage of total North American Racing Industry Handle on which Interface Fees are charged has grown.

     In recent years, the Company has focused on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. These networks allow the Company to achieve economies of scale by centralizing its service operations and more efficiently utilizing its installed base of computer hardware. Additionally, when linked to the Company's other regional and national pari-mutuel wagering networks, these networks provide the Company's customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. The Company believes its established wagering networks will give the Company a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of the Company's ability to offer customers greater services more efficiently than its competitors. The Company currently operates its regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, Louisiana, Michigan, New York, Oregon, Pennsylvania, Washington, Puerto Rico, Alberta, British Columbia and Ontario.

     An additional outlet for the Company's pari-mutuel wagering systems is the casino market. The Company operates pari-mutuel wagering systems for all of the casinos in Atlantic City that offer wagering on racing events and provides wagering systems for use at the Mohegan Sun Casino in Connecticut. Services provided to these casinos are similar to those provided directly to OTBs.

     In its service contracts, the Company makes certain warranties regarding the operation, performance, implementation and reliability of its wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The Company's warranties in its wagering systems contracts are negotiated and, accordingly, vary on a case-by-case basis.

Connecticut OTB

     In 1993, the Company purchased from the State of Connecticut the exclusive right to operate substantially all off-track betting within that state. Since the Company commenced operating the Connecticut OTB, it has implemented several important product and service enhancements, including expanded simulcasting from over 60 thoroughbred, harness and greyhound racetracks and jai alai frontons across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone betting. These improvements have helped increase the Connecticut OTB Handle from approximately $133 million in fiscal 1993, the last year that the State operated the Connecticut OTB, to approximately $210 million in fiscal 1998. The Company believes its expertise developed in operating the Connecticut OTB provides it with a competitive advantage in obtaining future OTB operations through privatization, a strategy which recently resulted in the Company's acquisition of all pari-mutuel wagering operations in the Netherlands. The Company currently operates thirteen OTB locations statewide, including two simulcasting teletheaters in New Haven and Windsor Locks, three simulcasting race view centers as well as a telephone account betting operation in New Haven. The Company's approximately 39,000 square feet Bradley Teletheater in Windsor Locks and approximately 55,000 square feet facility in New Haven, Sports Haven(R), feature pari-mutuel wagering on thoroughbred, harness, greyhound and jai alai events shown live on large screens and televisions throughout the facility. Since the opening of the Sports Haven(R), facility in 1995, wagering in New Haven has increased from approximately $35.0 million to $55.0 million annually.

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

     The Company believes operation of the Connecticut OTB further strengthens its competitive position in attracting certain new racetrack customers to the extent that the Connecticut OTB does not already accept wagers for such racetrack's racing events. The Company can enhance a proposal for its services by offering the racetrack the opportunity to have its racing events wagered upon at the Connecticut OTB. In return, racetracks generally receive a fee from Connecticut OTB, of between 3% and 6% of the pari-mutuel wagers made at the Connecticut OTB.

     In 1996, the Company received legislative approval to expand its operations to seven days a week subject to local approval. Currently nine Connecticut OTB locations operate seven days a week. In June 1997, the State of Connecticut passed legislation authorizing the Company to simulcast live racing events in up to six locations. The Company currently simulcasts at five locations: its Bradley Teletheater and Sports Haven(R) locations as well as at its race view centers in New Britain, Bristol and Hartford, and is pursuing development of an additional teletheater location in western Connecticut. Such legislation also authorized racetracks and jai alai frontons within Connecticut to retain a larger portion of the Handle from pari-mutuel pools. The Connecticut OTB typically retains the same amount as the racetrack or fronton where the event is held. Due to the legislation, the amount the Connecticut jai alai fronton and racetracks retained increased during fiscal 1998, and as a result, the Company's gross profit improved by $0.9 million on the approximately $56 million wagered at the Connecticut OTB on events which took place within Connecticut.

     In fiscal 1998, the Company entered into a seven year agreement with the Mohegan Tribal Gaming Authority to provide wagering and simulcasting services for a new Race Book to be located at the Mohegan Sun Casino located in Uncasville, CT. The Race Book, which commenced operations on September 3, 1998, is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video signals for simulcasting from over 60 thoroughbred, harness and greyhound racetracks and jai alai frontons throughout North America.

Simulcasting Systems & Communication Services

     The Company is the leading simulcast provider of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America. The Company simulcasts racing events from over 60 racetracks and jai alai frontons to over 150 racetracks and over 750 OTBs throughout North America.

     Simulcasting is the process of transmitting the audio and video signal of a live racing event from a live facility for reception by wagering facilities in other locations, usually by satellite. Simulcasting provides racetracks the opportunity to increase revenues by sending their signals to as many wagering locations as possible, such as other racetracks, OTBs and casinos. Sending live audio and video broadcasts of remote racing events generates increased revenues for the Company and its customers by (i) increasing the consumer base for the remote events and (ii) maximizing the number of events available to a patron for wagering by utilizing idle time between races at racetracks to broadcast remote events.

     In its simulcasting operations, the Company leases satellite transponders and uses digital compression technology to increase the number of events that may be simulcasted at one time. The Company owns mobile earth stations which uplink the video and audio signals of racetrack and jai alai events to Company controlled satellite transponders and owns integrated receiver/decoders which are used by racetracks and OTBs to receive and decode the transmission signals.

     In general, the Company receives fees for simulcasting as follows: (i) a daily fee charged to racetracks for the broadcast transmission services, including the earth station, operator and the use of satellite time controlled by the Company; and (ii) a fee charged to receiving sites for the use of the Company's decoders to unscramble the transmission. In addition, the Company often sells excess satellite transponder capacity to other users of satellite communications outside the Racing Industry. From time to time, the Company has sold such excess capacity under long-term contracts.

     The Company, in partnership with AT&T, the Company's primary service provider, was selected by the Thoroughbred Racing Association to implement and manage NASRIN(TM). This system is designed to link all racing and simulcasting locations in North America and to be a platform for future technology developments. Built around AT&T's international frame relay network, NASRIN(TM) securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities. In December 1998, the Company and Churchill Downs Incorporated ("Churchill Downs") announced the signing of a letter of intent to merge Autotote's NASRIN(TM) and Churchill Downs' Tracknet telecommunications business units. The new company, which will continue to be called NASRIN(TM), will be owned 70% by the Company and 30% by Churchill Downs and will provide the equipment and management to administer and maintain the nationwide network, and handle all subscriber billings.

International Pari-Mutuel Operations

     In Europe, the Company owns the license to and operates all pari-mutuel wagering in the Netherlands and provides and operates pari-mutuel wagering systems at racetracks in France, Germany and Austria. The Company also provides simulcast services to customers in Germany and the Netherlands and sells pari-mutuel wagering equipment to customers in other countries in Europe. In other foreign jurisdictions, the Company generally sells systems and equipment.

     The Company maintains a significant presence in Europe. In July 1998, the Company acquired the rights and began operating all pari-mutuel wagering in the Netherlands. In Germany, the Company is operating under a 10-year contract to provide comprehensive wagering services to the majority of the racetracks in the country. Also in Germany, the Company has the right to develop a limited number of OTB locations and phone wagering and is pursuing these opportunities. In France and Austria, the Company provides and operates wagering systems pursuant to long-term contracts. In fiscal 1998, the Company also signed a 10-year contract, which is to begin in April 1999, to sell a pari-mutuel wagering system and to provide ongoing maintenance and operating services to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority.

     In fiscal 1998, the Company derived approximately $9.9 million in service and sales revenues from its French pari-mutuel wagering operations and $4.0 million in service and sales revenues from its German and Austrian pari-mutuel wagering operations. During the four months following acquisition of the Netherlands business, the Company recognized $4.8 million in service revenues from its operations in the Netherlands.

     In its other international markets, the Company generally sells, delivers and installs pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. The Company generally designs a customized system to meet the needs of each customer, including game designs, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of the Company's proprietary system software, as well as technical assistance, support, accessories and spare parts. The Company's personnel participate in the system installation and then the training of customer's personnel. The Company has sold its systems in approximately 25 countries.

Video Gaming Machines ('VGMs')

     The Company has developed a proprietary line of VGMs, which combine full gaming functionality, such as video poker, blackjack, simulated spinning reels and keno, with full race betting functionality and picture-in-picture capabilities, providing multiple opportunities for revenue generation at racetracks where VGM wagering is permitted. The Company's latest VGM terminal, the PROBE(R) XLC, allows patrons to play card games, wager on horse races and watch simulcasted races or other televised programs on a picture-in-picture video window, while continuing to wager on the selected video game. The Company has contracts to supply terminals to all the pari-mutuel operators in West Virginia with the Company's progressive terminals added in Mountaineer and soon to be installed in Charlestown. Currently the Company has installed approximately 1,300 PROBE(R) XLC terminals, for which it receives a percentage of income generated by the terminals. The Company believes its penetration of the pari-mutuel wagering business positions it to become a significant provider of VGMs if video gaming is approved in more racetracks across the country. The Company has also sold VGMs to the Manitoba Lottery Commission.

Casino/Race and Sports Wagering

     In October 1996, the Company sold the casino/race and sports wagering service business ("CBS") which provided sports wagering systems to 107 of the 113 casinos in Nevada and to the leading operator of sports wagering facilities in Mexico. Through a distributor affiliated with the purchaser of CBS, the Company expects to continue to provide pari-mutuel wagering terminals and parts to the casinos and sports wagering facilities that generally use systems manufactured by the Company.

     In connection with the sale of CBS, the Company entered into an agreement not to compete anywhere in the world with respect to the purchaser's race and sports book business for a minimum of five years. In addition, the contract for the sale of CBS provides that the Company and CBS will offer each other certain rights of first refusal with respect to business opportunities in the race and sports book business internationally. At October 31, 1998, the Company and the purchaser of CBS have a proposed agreement to settle litigation resulting from the sale of CBS. This proposed agreement, in part, is expected to substantially reduce the scope of, or eliminate in their entirety, the non-compete and first right of refusal provisions described above. The Company does not believe that the original agreements or the proposed agreement will have a material impact on its ability to conduct its business.

Lottery Operations

     Lottery Operations accounted for 11%, 15%, and 27% of the Company's total revenues for the fiscal years 1998, 1997 and 1996, respectively.

     The Company designs, installs, operates and maintains on-line computer-based lottery systems and provides equipment for lottery systems both in the United States and internationally. Lottery systems are required to process very large transaction volumes. Such high performance requirements dictate the need for sophisticated software applications that necessitate expertise in software engineering and development. In the United States, the Company operates the Connecticut Lottery and has a contract to install and operate a lottery system and terminals for the Montana State Lottery. Internationally, the Company has provided central processing systems and/or terminals which are currently being used in lotteries operating in Barbados, the Dominican Republic and Italy. In the fourth quarter of 1998, the Company also began shipping terminals to SISAL Sport Italia SpA. pursuant to a contract to deliver up to 20,000 of the Company's Extrema(TM) terminals.

     In connection with the Connecticut State Lottery, the Company provides all equipment, personnel and services necessary to operate the lottery network of approximately 3,200 terminals while retaining title to the equipment. On December 15, 1997, the Company signed an agreement with the Connecticut Lottery Corporation to service the Connecticut State Lottery through May 2003, with five one-year options to extend the contract through May 2008. Under the terms of the agreement, the Company manufactured and installed approximately 3,200 new PROBE(*)L lottery terminals. Revenues received by the Company from its operation of the Connecticut State Lottery are based on a percentage of amounts wagered in the lottery.

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

Sale of European Lottery Business

     On April 15, 1997, the Company completed the sale of its European lottery business for cash consideration of approximately $26.6 million, including contingent consideration of approximately $1.6 million based upon a balance sheet of the European lottery business, prepared as of such date. At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. The letter of credit, which had an outstanding balance of $1.5 million at October 31, 1997, expired in October 1998. The Company recorded additional gains on the sale of its European lottery business in the amount of approximately $1.2 million in fiscal 1998 and approximately $1.8 in fiscal 1997.

     Under the terms of the sale, the purchaser has the right to license and purchase certain of the Company's terminals for use in lottery applications. Currently neither the European lottery business nor the purchaser manufactures on-line lottery wagering terminals. Also under the agreement, the purchaser has a right of first refusal to purchase the Company's remaining lottery business until April 1999. The Company, however, currently has no plans to sell this business and remains committed to serving the North American lottery market and its existing customers worldwide.

     In connection with the sale of the European lottery business, the Company agreed not to compete for three years in the on-line lottery business outside of the United States and Canada except with respect to (a) existing customers not served by the European lottery business and (b) certain identified proposed customers and jurisdictions. The non-competition covenants do not apply to the Company's right to sell certain terminals for lottery applications anywhere, except to existing customers of the European lottery business.

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

     The Company's contracts for the provision of pari-mutuel services are typically for terms of five years. Contracts representing 5%, 9%, 15% and 10% of the Company's annual North American pari-mutuel service revenues are scheduled to expire in fiscal years 1999, 2000, 2001 and 2002, respectively. The Company's contract to operate the Connecticut State Lottery was renewed in December 1997 for five years and provides the lottery five one-year renewal options. The Company historically has been successful in renewing its largest contracts as they have come due for renewal. However, there can be no assurance that the Company will continue to be able to renew pari-mutuel systems operating contracts with its largest customers or to further renew the lottery contract with the State of Connecticut, and, if it is unable to do so, there would be a material adverse effect on the Company.

Service and Support

     The Company employs approximately 595 persons, including regional and national managers and trained maintenance and field service personnel, to support the operation of the Company's systems and communications networks. The Company's personnel support its systems by performing routine system maintenance and repairs of systems and equipment when needed.

Research and Product Development

     The Company believes that its ability to attract new wagering system customers and retain existing customers depends in part on its ability to continue to incorporate technological advances into, and to improve, its product lines. The Company maintains a development program directed toward systems development as well as toward the improvement and refinement of its present products and the expansion of their uses and applications. The Company employs approximately 50 people in connection with software, engineering and product development.

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

Production Processes; Sources and Availability of Components

     Production of the Company's wagering systems and component products primarily involves the assembly of electronic components into more complex systems and products. The Company primarily produces its terminal products at the Company's manufacturing facility in Ballymahon, Ireland. In 1997, the Company began limited terminal assembly at its Newark, Delaware administration and development facility. Other manufacturing is contracted out to third party vendors, as needed.

     The Company normally has sufficient lead time between reaching an agreement to serve a wagering facility and commencing actual operations at such facility. In the event the current suppliers of central processing units were no longer available, the Company believes that it would be able to adapt its application software to hardware available from other sources within a time frame sufficient to allow it to meet new contractual obligations, although the price competitiveness of the Company's products might diminish. The lead-time for obtaining most of the electronic components used by the Company is approximately 90 days. The Company believes that this is consistent with its competitors' lead times and is also consistent with the needs of its customers.

Backlog

     The backlog of the Company's orders for sales of its products was approximately $31 million as of October 31, 1998. The majority of the backlog is associated with the agreement with SISAL Sport Italia SpA to manufacture and deliver Extrema(TM) terminals to upgrade SISAL's network of terminals used in their Italian lottery operations. Approximately 73% of the backlog as of October 31, 1998 is expected to be filled in fiscal 1999. Backlog as of October 31, 1998 does not include revenues attributable to multi-year wagering systems contracts, multi-year lottery service contracts, revenue attributable to the operation of the Connecticut OTB, or maintenance contracts.

Competition

     A significant portion of the Company's revenue is generated from providing pari-mutuel wagering systems to racetracks and OTBs. The market for pari-mutuel wagering systems is competitive, and certain of the Company's competitors may have substantially greater financial and other resources than the Company. The Company competes primarily on the basis of design, performance, reliability and pricing of its products as well as customer service. To effectively compete, the Company expects to make continued investments in product development and/or acquisitions of technology.

     As a major portion of the Company's revenue is based on a percentage of wagering Handle, including its Connecticut OTB revenues, the Company's revenue may be affected by competition for the wagering dollar. Any new non-racing wagering products in a given market may result in increased competition for wagering dollars. Competition for wagers comes from casinos, lotteries and other forms of legal and illegal gambling.

     The Company's two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc and Powerhouse Technologies Inc. ("Powerhouse"), which operates its pari-mutuel wagering systems business through its subsidiary United Tote. Video Gaming industry terminal suppliers include Powerhouse, International Game Technology, WMS Industries Inc., Alliance Gaming, Inc. and several smaller companies. The Company's competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains the leading market position internationally, although certain companies possess regional strengths.

     Competition in the simulcasting business in North America currently is fragmented. Other than the Company, only Roberts Television International, Inc. has achieved a significant share of the market.

     The on-line lottery business is also highly competitive. State and foreign governments normally award contracts based on competitive bidding procedures. Significant factors which influence the award of lottery contracts include price, the ability to optimize lottery revenues through marketing capability and applications knowledge, the quality, dependability and upgrade capability of the network, the experience, financial condition and reputation of the vendor, and the satisfaction of other requirements and qualifications which the lottery authority may impose. The Company's principal competitors in the on-line lottery business are Gtech Holdings Corp. and Powerhouse, through its subsidiary Automated Wagering, Inc.

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

     In connection with the sales of CBS and the European lottery business, the Company entered into certain agreements not to compete , which the Company believes will not have a material impact on the Company's ability to conduct its business.

Regulation

General

     Pari-mutuel wagering, sports wagering, video gaming and on-line lotteries may be conducted in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving. Regulators in such jurisdictions review many facets of an applicant/holder of a license including, among other items, financial stability, integrity and business experience. The Company believes that it is currently in substantial compliance with all regulatory requirements in the jurisdictions where it operates. Any failure to receive a material license or the loss of a material license that the Company currently holds could have a material adverse effect on the overall operations and financial condition of the Company.

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

     Companies that manufacture, distribute and operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require the Company, as well as its directors, officers, certain employees and holders of 5% or more of the Company's common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of the Company and its key personnel and stockholders in order to insure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause the Company's licensing status to come under review in other jurisdictions as well.

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

Video Gaming

     Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as VGMs or video lottery terminals ("VLTs"), depending on the jurisdiction. These devices represent a growing area in the wagering industry. The Company or its subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs or VLTs.

     Twenty-four states and Puerto Rico authorize wagering on VGMs or VLTs at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, such as Rhode Island and West Virginia, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Indian tribes throughout the United States are also authorized to operate these devices on reservation lands. In addition, several Canadian provinces and various foreign countries have authorized their use.

     Government officials in other states are considering proposals to legalize or expand video gaming, or video lottery in their states. Legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

     Companies that manufacture, sell or distribute VGMs or VLTs are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to insure the responsibility, financial stability and character of equipment manufacturers and their key personnel and stockholders through licensing requirements, (ii) to insure the integrity and randomness of the machines, and (iii) to prohibit the use of VGMs or VLTs at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs and VLTs generally resemble the pari-mutuel and sports wagering regulations in all the basic elements described above.

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

     West Virginia has licensed the Company or its subsidiaries to supply VLTs to authorized locations in that state. The Manitoba Gaming Control Commission of Manitoba, Canada has granted an interim registration to one of the subsidiaries of the Company as a gaming related supplier to the Manitoba Lotteries Corporation. The Company is in compliance with the terms and conditions of the Interim registration.

     The Company may apply for all necessary licenses in other jurisdictions that may now or in the future authorize video gaming or video lottery operations. The Company cannot predict the nature of the regulatory schemes or the terminal requirements that will be adopted in any of these jurisdictions, nor whether the Company or any subsidiaries can obtain any required licenses and equipment certifications or will be found suitable.

     Federal law also affects the Company's video gaming industry activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of the Company's products, such as the PROBE(R) XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel betting at a racetrack, such as the Company's pari-mutuel wagering terminals. The Company has registered under the Devices Act, and believes that it is substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

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

Nevada Regulatory Matters

     The Company and certain of its wholly owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada (collectively, the "Applications"). There can be no assurances that the pending Applications of the Company and the Nevada Operating Subsidiaries will be approved or that if approved, they will be approved on a timely basis or without conditions or limitations.

     The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off-track pari-mutuel wagering system in Nevada, the operation an off-track pari-mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(v) the prevention of cheating and fraudulent practices; and (vi) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's various Applications in the event they are granted. No assurances can be given that the Applications will be granted by the Nevada Gaming Authorities. The grant or denial of the Applications is within the discretion of the Nevada Gaming Authorities.

     The Company is an applicant for registration by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and is or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor an operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system (the "Nevada Operating Subsidiaries"). As a Registered Corporation, the Company will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, the Nevada Operating Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Nevada Operating Subsidiaries have or will apply to the Nevada Gaming Authorities for the various registrations, approvals, permits, findings of suitability and licenses (collectively "Gaming Licenses") in order to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to the Company and its Nevada Operating Subsidiaries if they are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

     The Nevada Gaming  Authorities  may  investigate  any  individual who has a material relationship to, or material involvement with, the Company or the Nevada Operating Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Operating Subsidiaries are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in the licensed activities of the Nevada Operating Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Nevada Operating Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company and the Nevada Operating Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Nevada Operating Subsidiaries will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Nevada Operating Subsidiaries will be required to be reported to or approved by the Nevada Commission. If it were determined that the Nevada Act was violated by the Company or any of the Nevada Operating Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of the Nevada Operating Subsidiaries, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by the Company and the Nevada Operating Subsidiaries could (and revocation of any license would) materially adversely affect the Company's manufacturing, distribution and system operations in Nevada.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of the Company's voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, the Nevada Operating Subsidiaries or the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that his acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company and the Nevada Operating Subsidiaries will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of the Company to bear a legend indicating that the securities are subject to the Nevada Act.

     After becoming a Registered Corporation, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.


     The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an off-track pari-mutuel wagering system.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Application of Additional or Future Regulatory Requirements

     In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its personnel and products in other jurisdictions throughout the world wherever significant sales are anticipated to be made. There can be no assurance, however, that such licenses, approvals or findings of suitability will be obtained or, if obtained, will not be conditioned, suspended or revoked or that the Company will be able to obtain the necessary approvals for its future products as they are developed. If a license, approval or a finding of suitability is required by a regulatory authority and the Company fails to obtain the necessary license, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

Employees

     As of October 31, 1998, the Company employed approximately 980 persons. Of this total, approximately 595 persons were engaged in full-time field operations, 205 in part-time tellering/cashiering, approximately 50 in engineering and software product development, approximately 30 in marketing and approximately 100 in financial, administration and other positions. Most of the North American pari-mutuel employees of the Company involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts which have been renewed through May 2000 and October 2001. The Company considers its employee relations to be satisfactory.

Executive Officers of the Company

     Certain information concerning the executive officers of the Company as of January 22, 1999 is set forth below:

Name                                    Age   Position
A. Lorne Weil......................     52    Chairman of the Board, President and Chief Executive Officer
DeWayne E. Laird...................     50    Vice President and Chief Financial Officer
Gerald Lawrence....................     59    Executive Vice President
Martin E. Schloss..................     52    Vice President, General Counsel and Secretary

     Executive Officers of the Company hold office for an indefinite term, subject to the discretion of the Board of Directors of the Company.

     Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 31, 1991, Chief Executive Officer of the Company since April 1992 and President of the Company since August 1997. Mr. Weil held various senior management positions with the Company and its subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until it was acquired by the Company in 1989. Mr. Weil was the President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from November 1979 to November 1992. Mr. Weil is currently a director of Fruit of the Loom, Inc. and General Growth Properties, Inc.

     Mr. DeWayne E. Laird has been Vice President and Chief Financial Officer of the Company since November 1998 and Corporate Controller of the Company since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to the water utility industry. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

     Mr. Gerald Lawrence has been Executive Vice President of the Company and interim President of Autotote Enterprises, Inc., a division of the Company, since June 1998. Mr. Lawrence served as President of the Company's pari-mutuel division, Autotote Systems, Inc., from March 1996 to June 1998 and as Vice President of the Company from November 1994 to June 1998. From January 1991 to August 1994, he held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

     Mr. Martin E. Schloss has been Vice President and General Counsel of the Company since December 1992 and Secretary since May 1995. Mr. Schloss provided consulting services to the Company from July 1992 until he became employed by the Company in September 1992. From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one-half years.

     Mr. William Luke served as Vice President and Chief Financial Officer of the Company from February 1996 through fiscal 1998, and resigned the aforesaid positions in November 1998. Mr. DeWayne E. Laid assumed the positions of Vice President and Chief Financial Officer of the Company coincident with Mr. Luke's resignation (see above).

ITEM 2. PROPERTIES

     The Company conducts its business principally from the following leased and owned facilities:

Leased Facilities:
Location                            Segment          Purpose                                   Square feet
--------                            -------          -------                                   -----------
      New York, NY                                   corporate headquarters                        12,000
      Ballymahon, Ireland                            manufacturing                                 10,000
      Newark, DE                    pari-mutuel      administration and R&D                        40,000
      Gelsenkirchen,
           Germany                  pari-mutuel      operations                                     2,000
      Englewood, NJ                 pari-mutuel      operations and warehousing                     3,000
      various cities, CT            pari-mutuel      OTB facilities                                44,000
      New Haven, CT                 pari-mutuel      OTB administration                             2,000
      Valencia, CA                  pari-mutuel      administration and operations                  6,688
      Rocky Hill, CT                lottery          administration and operations                 16,000

     The Company also leases a total of 28,500 of warehouse space in Newark, DE and New Haven, CT.

Owned Facilities:
Location                            Segment          Purpose                                   Square feet
--------                            -------          -------                                   -----------
      Cedex, France                 pari-mutuel      administration and operations                  10,000
      Windsor Locks, CT             pari-mutuel      OTB wagering facility                          39,000
      New Haven, CT                 pari-mutuel      OTB administration, operations
                                                       and wagering facility                        55,000

     The Company believes that its present facilities are adequate for its reasonably foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

     Although the Company is a party to various claims and legal actions arising in the ordinary course of business, management believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is traded under the symbol "TTE" on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of the Company's Class A Common Stock.

                                         Fiscal 1997              Fiscal 1998
                                     ------------------        -----------------
                                      High         Low         High         Low
                                     ------------------        -----------------

First Quarter .................      $1.75         1.06        3.00        1.88
Second Quarter ................       1.50         1.00        2.81        2.25
Third Quarter .................       2.06         1.06        2.94        2.38
Fourth Quarter ................       3.13         1.63        2.56        1.25

     On January 22, 1999, the last reported sales price for the Class A Common Stock on the American Stock Exchange was $2.13 per share. The approximate number of holders of record of the Class A Common Stock as of January 22, 1999 was 2,121.

     The Company has never paid any cash dividends on its Class A Common Stock. The Board presently intends to retain all earnings, if any, for use in the Company's business. Any future determination as to payment of dividends will depend upon the financial condition and results of operations of the Company and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing the Company's 10 7/8% Senior Notes due 2004, the Company and its Restricted Subsidiaries are not permitted to pay any cash dividends or make certain other restricted payments (other than stock dividends) on its Class A Common Stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

     During fiscal 1998, warrants to purchase an aggregate of 466,667 unregistered shares (the "Shares") of the Company's Class A Common Stock were exercised at the aggregate price of $0.6 million. The warrants, which were scheduled to expire in April 1998, were issued by the Company in January 1996 to various banks that were party to the Company's prior senior bank credit facility, in connection with the Company entering into an amendment to such facility as of January 26, 1996. The Shares were issued by the Company in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended.

     In addition, in fiscal 1998, the Company repurchased warrants to purchase an aggregate of 58,338 Shares at a cost of approximately $0.1 million (see Note 11 to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

     Selected historical financial data presented below as of and for the five years ended October 31, 1998 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1994 through 1998 and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8.

                          FIVE YEAR SUMMARY OF SELECTED
                                 FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                         Year Ended October 31,
                                                                  -----------------------------------------------------------------
                                                                     1998           1997          1996          1995          1994
                                                                  ---------       -------       -------       -------        ------
Selected Statement of Operations Data:
Operating Revenues:
     Services ................................................    $ 135,790       132,989       137,794       132,260        98,592
     Sales ...................................................       23,523        24,343        38,441        20,924        50,458
                                                                  ---------       -------       -------       -------        ------
                                                                    159,313       157,332       176,235       153,184       149,050
                                                                  ---------       -------       -------       -------        ------
Costs and Expenses:`
     Cost of services ........................................       88,916        80,496        86,674        78,569        61,158
     Cost adjustments and strike expenses ....................           --            --            --            --         6,781
     Cost of sales ...........................................       15,739        15,396        25,864        15,661        35,753
     Selling, general & administrative .......................       26,205        28,444        31,921        36,540        25,298
     Restructuring and write-off of assets ...................           --            --          (649)       18,241         8,576
     Depreciation and amortization ...........................       29,489        36,728        40,853        35,463        25,418
     Interest expense ........................................       15,521        14,367        14,837        16,362         6,408
     Other (income) expense ..................................       (1,064)           79           560          (436)         (952)
     Litigation settlement ...................................           --            --         6,800            --            --
     (Gain) loss on sale of businesses .......................           66        (1,823)        1,127            --            --
                                                                  ---------       -------       -------       -------        ------
   Total costs and expenses ..................................      174,872       173,687       207,987       200,400       168,440
                                                                  ---------       -------       -------       -------        ------
Loss before income tax expense
   (benefit) and extraordinary item ..........................      (15,559)      (16,355)      (31,752)      (47,216)      (19,390)
Income tax expense (benefit) .................................          321           906         2,443         2,673        (1,462)
                                                                  ---------       -------       -------       -------        ------
Loss before extraordinary item ...............................      (15,880)      (17,261)      (34,195)      (49,889)      (17,928)
Extraordinary item ...........................................           --          (426)           --            --        (4,222)
                                                                  ---------       -------       -------       -------        ------
Net loss .....................................................    $ (15,880)      (17,687)      (34,195)      (49,889)      (22,150)
                                                                  =========       =======       =======       =======       =======

Net loss per basic share and diluted share ...................    $   (0.44)        (0.51)        (1.09)        (1.72)        (0.79)
                                                                  =========       =======       =======       =======       =======
Selected Balance Sheet Data (End of Period):
Total assets .................................................    $ 156,500       153,541       196,793       241,021       241,597
Total long-term debt, including current installments .........    $ 158,870       149,857       169,024       177,264       143,955
Stockholders' equity (deficit) ...............................    $ (48,638)      (33,240)      (20,196)       11,857        55,721
Weighted average number of shares used in per share
calculation ..................................................       35,696        34,469        31,305        28,965        28,174

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

     The Company operates in two business segments, Pari-mutuel Operations and Lottery Operations. Pari-mutuel Operations include the North American and international on-track and OTB pari-mutuel operations, simulcasting services, Connecticut OTB operations, video gaming and CBS (the Company's sports wagering service business which was sold in October 1996). Lottery Operations include both domestic and international lottery operations (including Tele Control, the Company's European lottery business, which was sold in April 1997), as well as systems and equipment sales.

     The Company is the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and is also a leading provider of such systems worldwide. The Company also owns and operates the Connecticut OTB, is the exclusive licensed operator of Pari-mutuel wagering in the Netherlands and is the leading provider of Racing Industry simulcasting services in the United States. Additionally, the Company provides technologically advanced VGMs to the North American Racing Industry for use at racetracks. The Company also provides lottery systems and equipment in the United States and internationally.

     Historically, the Company's revenues have been derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on a percentage of Handle and/or daily or monthly fees; or are derived from wagering by customers at facilities owned by the Company. Sales revenues are derived from sales contracts for wagering equipment, services and software. The first quarter of the fiscal year and a portion of the second fiscal quarter traditionally comprise the weakest season for wagering service revenue. Wagering equipment sales revenues usually reflect a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales.

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

     The sales of the casino/sports wagering business and the European lottery business described above, as well as the acquisitions of simulcasting operations and the French pari-mutuel business in fiscal 1995 and the acquisitions of the Dutch pari-mutuel business in fiscal 1998, which were accounted for as purchases, affect the comparability of operations from period to period (see
Note 2 to Consolidated Financial Statements). In addition, one-time equipment sales that can vary significantly from period to period can also significantly affect the comparability of operations from year to year.

Results of Operations:

                                                                                                   Years ended October 31,
                                                                                      ----------------------------------------------
                                                                                        1998               1997               1996
                                                                                      --------           --------           --------
                                                                                                      (in thousands)
                    Pari-mutuel Operations
Operating Revenues:
    Service revenue .......................................................           $126,573            119,360            118,267
    Sales revenue .........................................................             14,693             14,866             10,172
                                                                                      --------           --------           --------
       Total Revenue ......................................................           $141,266            134,226            128,439
                                                                                      ========           ========           ========

Gross Profit (excluding depreciation  and amortization) ...................           $ 49,345             51,709             48,688
                                                                                      ========           ========           ========
                    Lottery Operations


Operating Revenues:
    Service revenue .......................................................           $  9,217             13,629             19,527
    Sales revenue .........................................................              8,830              9,477             28,269
                                                                                      --------           --------           --------
       Total Revenue ......................................................           $ 18,047             23,106             47,796
                                                                                      ========           ========           ========

Gross Profit (excluding depreciation  and amortization) ...................           $  5,313              9,731             15,009
                                                                                      ========           ========           ========
                    Company Total

Operating Revenues:
    Service revenue .......................................................           $135,790            132,989            137,794
    Sales revenue .........................................................             23,523             24,343             38,441
                                                                                      --------           --------           --------
       Total Revenue ......................................................           $159,313            157,332            176,235
                                                                                      ========           ========           ========

Gross Profit (excluding depreciation  and amortization) ...................           $ 54,658             61,440             63,697
                                                                                      ========           ========           ========


Fiscal 1998 Compared to Fiscal 1997

Revenue Analysis

     Revenues increased 1.3% or $2.0 million to $159.3 million in the fiscal year ended October 31, 1998 ("fiscal 1998") from $157.3 million in the fiscal year ended October 31, 1997 ("fiscal 1997").

     Pari-mutuel Operations service revenues of $126.6 million for fiscal 1998 improved $7.2 million or 6.0% from $119.4 million in the prior year. This improvement includes $4.8 million from the Company's Netherlands operations, which were acquired in July 1998, and revenue increases of $3.8 million as a result of growth in Handle in the Company's North American pari-mutuel and Connecticut OTB operations and the start-up of the NASRIN(TM) business in October 1998. The growth in Handle during fiscal 1998 compared to fiscal 1997 is attributable to the addition of six new North American racetracks and OTB sites, full card simulcasting at three North American racetrack customers, the increase in the number of VGM machines, the expansion of OTB operations in Connecticut to seven days a week in the first quarter of fiscal 1998, and the addition of the new German simulcasting business. These increases were partially offset by lower revenues in the North American simulcasting operations due to lower ad hoc sales of satellite time following the reduction in number and realignment of leased transponders due to the failure of the Galaxy IV satellite, and by the loss of a service contract in the Company's French operations. Sales revenue, primarily consisting of export sales, were $14.7 million in fiscal 1998, a decrease of $0.2 million from $14.9 million in the prior year.

     Lottery Operations service revenues decreased $4.4 million from $13.6 million in fiscal 1997 to $9.2 million in fiscal 1998, primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased $0.7 million from $9.5 million in fiscal 1997 to $8.8 million in fiscal 1998. This decrease is primarily attributable to the non-recurring sale of terminals to the Israel lottery in fiscal 1997, partially offset by the sale in fiscal 1998 of terminals for use in Italy in the SISAL Sport Italia SpA lottery operations.

Gross Profit Analysis

     Total gross profits earned by the Company, exclusive of depreciation and amortization, decreased $6.7 million, or 11%, to $54.7 million in fiscal 1998 from $61.4 million in fiscal 1997.

     Gross profits earned by the Pari-mutuel Operations of $49.3 million in fiscal 1998 decreased $2.4 million from $51.7 million in fiscal 1997, principally due lower profit on the Company's French pari-mutuel operations, primarily as a result of the loss of a operations service contract and the resulting costs arising from the termination of 14 employees and the resizing of the business to better serve the reduced French market. Also contributing was the lost profits on sales of excess transponder time as a result of the decrease in leased and available transponders following the failure of the Galaxy IV satellite in May 1998. These decreases were partially offset by the improved profitability at the North American pari-mutuel and OTB business units.

     Gross profits earned by the Lottery Operations totaled $5.3 million for fiscal 1998, a decrease of $4.4 million from $9.7 million in fiscal 1997. This decline is attributable to a $3.3 million decline in European lottery gross profits due to the sale of the business unit in April 1997, coupled with lower domestic lottery margins as the result of the installation of the new Connecticut lottery terminals and lower margins on equipment sales, reflecting a change in the mix of products sold in each period.

     Total gross profits on equipment sales were 33% for fiscal 1998, compared to gross profits on such sales of 37% in fiscal 1997. The decrease is due to the sale of the European lottery business in 1997, coupled with the lower margins on fiscal 1998 equipment sales reflecting the change in mix of products sold in each period. Gross profits on services were approximately 35% for fiscal 1998, or 4% below margins earned in fiscal 1997, reflecting lower margins on the recently acquired business in the Netherlands, higher transponder lease costs in simulcasting, lower margins in the European pari-mutuel operations as a result of efforts to start-up and expand business opportunities, extra costs incurred in connection with the Connecticut lottery installation, and start-up costs for the NASRIN(TM) business.

Expense Analysis

     Selling, general and administrative expenses decreased $2.2 million or 8% to $26.2 million in fiscal 1998 from $28.4 million in fiscal 1997, partially reflecting the absence of expenses for businesses sold in fiscal 1997. Excluding businesses sold, selling, general and administrative expenses decreased 6% or $1.8 million as a result of lower bad debt and legal expenses arising from the collection of receivables previously reserved as doubtful due to concerns about their recoverability, and cost savings programs in Europe. Partially offsetting these decreases are the added expenses of the recently acquired Netherlands operations and the expense of completing the test phase and initial rollout of the NASRIN(TM) communication network.

     Depreciation and amortization expenses decreased $7.2 million or 20% to $29.5 million in fiscal 1998 compared to $36.7 million in fiscal 1997. Approximately $3.0 million of the decrease is attributable to the absence of expenses related to the businesses sold in fiscal 1997. Excluding businesses sold, depreciation and amortization expenses decreased $4.2 million or 11% as a result of the full amortization of certain intangible assets and lower depreciation on North American pari-mutuel assets and lottery assets in fiscal 1998. These decreases were partially offset by the accelerated amortization of deferred transponder costs as a result of the Galaxy satellite failure and accelerated amortization of goodwill in the French operations resulting from the loss of a major service contract. Due to the large number of service contract renewals in fiscal 1998 and the realized durability of the equipment, the Company is lengthening the depreciable lives of its pari-mutuel terminals from seven to ten years in future reporting periods. Additionally, in fiscal 1998, the Company completed the installation of new lottery terminals for the Connecticut State Lottery under a contract with an initial five-year term plus five one-year options to extend the contract through May 2008. Based on industry practice of lottery contracts and the Company's historical relationship with the Connecticut State Lottery for the past ten years, the Company expects to depreciate the terminals and installation costs on a straight-line method over their estimated useful lives of 10 years.

     Interest expense was $15.5 million in fiscal 1998, compared to $14.4 million in fiscal 1997. The $1.1 million increase reflects higher borrowing levels to finance the installation of the new Connecticut lottery terminals and higher interest rates.

Income Taxes

     Income tax expense was $0.3 million in fisca1 1998 compared to $0.9 million in fiscal 1997. Income tax expense principally reflects foreign tax expense, since no U.S. Federal tax benefit has been recognized on domestic operating losses. The decrease in income tax expense principally reflects the sale of the European lottery business.

Fiscal 1997 Compared to Fiscal 1996

Revenue Analysis

     Revenues decreased 10.7% or $18.9 million to $157.3 million in fiscal 1997 from $176.2 million in the fiscal year ended October 31, 1996 ("fiscal 1996").

     Pari-mutuel Operations service revenues of $119.4 million for fiscal 1997 improved $1.1 million or 1% from $118.3 million in the prior year. This improvement reflects revenue increases of $4.6 million as a result of growth in Handle in the Company's North American pari-mutuel and Connecticut OTB operations, and the addition of new customers in the simulcasting business. These increases were partially offset by the absence of $2.4 million in revenue provided in fiscal 1996 by the casino/sports wagering business which was sold in October 1996 and a loss of $1.5 million in sales of excess transponder time due to the unanticipated shutdown of one of the satellites leased by the Company. The growth in Handle during fiscal 1997 compared to fiscal 1996 is attributable to the addition of six new North American racetrack and OTB sites, full card simulcasting at three North American racetrack customers, the increase in the number of VGM machines, and the expansion of OTB operations in Connecticut to seven days a week in the first quarter of fiscal 1997. Sales revenue in fiscal 1997 of $14.9 million increased $4.7 million from $10.2 million in the prior year, due to a $5.5 million export sale of a totalisator system to the Jockey Club of Peru.

     Lottery Operations service revenues decreased $5.9 million to $13.6 million in fiscal 1997 from $19.5 million in fiscal 1996 primarily because of the sale of the European lottery business in April 1997. Sales revenues decreased significantly in fiscal 1997 to $9.5 million from $28.3 million in fiscal 1996. This decrease is primarily attributable to the absence of fiscal 1996 sales of systems by the European lottery business to several German lottery contract sites and the absence of sales of terminals and parts for use in the SISAL Sport Italia SpA lottery operations, partially offset by the fiscal 1997 sales of approximately 450 terminals to the Israel lottery.

Gross Profit Analysis

     Gross profits earned by the Pari-mutuel Operations of $51.7 million in fiscal 1997 increased $3.0 million from $48.7 million in fiscal 1996, principally due to increased North American pari-mutuel revenues and improved simulcasting margins resulting from lower equipment costs. These increases were partially offset by $0.4 million lower margins from the loss of sales of excess transponder time, the absence of margin provided in the prior year by the casino/sports wagering business which was sold in October 1996, and lower profit on the Company's European pari-mutuel operations as the result of the strengthening of the U.S. dollar early in the year.

     Gross profits earned by the Lottery Operations totaled $9.7 million for fiscal 1997, a decrease of $5.3 million from the fiscal 1996 level of $15.0 million. This decline is attributable to the non-recurring delivery of computer systems to the German Lottery in fiscal 1996, coupled with lower European lottery service revenues due to the sale of the business unit in April 1997 and a decrease in the number of terminals delivered to Italy's TOTIP pari-mutuel lottery. Partly offsetting these declines were margins earned on equipment delivered to the Company's customer in Israel.

     Total gross profits on equipment sales were 37% for fiscal 1997, compared to gross profits on such sales of 33% in fiscal 1996 as a result of a change in product mix. Gross profits on services were approximately 40% for fiscal 1997, a 2% improvement over margins earned in fiscal 1996, reflecting higher revenues and improved operating efficiencies in the North American pari-mutuel, OTB and simulcasting operations.

Expense Analysis

     Selling, general and administrative expenses decreased $3.5 million or 11% to $28.4 million in fiscal 1997 from $31.9 million in fiscal 1996, primarily reflecting the absence of expenses for businesses sold in fiscal years 1996 and 1997. Excluding businesses sold, selling general and administrative expenses increased $0.3 million, reflecting higher compensation costs, partially offset by lower litigation expenses.

     Depreciation and amortization expenses decreased $4.1 million or 10% to $36.7 million in fiscal 1997 from $40.9 million in fiscal 1996. The decrease resulted primarily from the absence of expenses related to the businesses sold in fiscal 1996 and fiscal 1997. Excluding businesses sold, depreciation and amortization expenses decreased $1.3 million or 4% as a result of the non-recurring effect of depreciation on certain assets in fiscal 1996, partially offset by higher depreciation on fiscal 1996 and fiscal 1997 capital additions for North America's pari-mutuel and video gaming operations.

     Interest expense was $14.4 million in fiscal 1997, compared to $14.8 million in fiscal 1996. The $0.4 million decrease reflects lower borrowing levels as a result of asset sales, partially offset by higher interest rates.

Income Taxes

     Income tax expense was $0.9 million in fisca1 1997 compared to $2.4 million in fiscal 1996. Income tax expense principally reflects foreign tax expense, since no U.S. Federal tax benefit has been recognized on domestic operating losses. The decrease in income tax expense principally reflects the sale of the European lottery business.

Liquidity and Capital Resources

     On May 22, 1998, Company and Autotote Lottery Corporation entered into a $12.0 million, three-year term loan arrangement (the "Term Loan") to finance the development and installation of the lottery system for the Connecticut State Lottery, including the manufacture of approximately three thousand new lottery terminals. The Term Loan bears interest at a fixed rate of 8.87% payable quarterly and at maturity on February 15, 2001, with principal payments of $0.6 million due quarterly through January 31, 2001 with a final principal payment of $6.0 million due at maturity. In addition to scheduled principal payments, the Term Loan requires mandatory principal prepayments upon the occurrence of certain events, including asset sales, the incurrence of certain indebtedness, Recovery Events (as defined), and Autotote Lottery Corporation Excess Cash Flow (as defined), in each case, in excess of specified thresholds. The Term Loan was extended in conjunction with the July 28, 1997 revolving credit facility (the "Facility") and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and Term Loan are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries and are secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. In addition, the Term Loan is secured by a first priority security interest in substantially all of the Company's Connecticut lottery assets now owned or hereafter acquired. Also, under the terms of the Request for Proposal for the development and installation of the lottery system for the Connecticut State Lottery, the Company provided a Performance Bond in the initial amount $8 million, which was automatically increased to $10 million upon the effective date of the agreement, May 9, 1998.

     On July 28, 1997, the Company issued $110 million of 10 7/8% Senior Notes due August 1, 2004 (see Note 7 to Consolidated Financial Statements), which were exchanged for $110 million of 10 7/8% Series B Notes due 2004 (the "Notes") in connection with the Company's exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly owned U.S. subsidiaries. The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4.9 million, were approximately $105.1 million, of which approximately $93.6 million was used to repay $91.4 million of indebtedness and $2.2 million of accrued interest under the Company's previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4.1 million of the net proceeds was used to repurchase, at a discount, Subordinated Debentures totaling $5.0 million plus accrued interest and fees (see Note 7 to the Consolidated Financial Statements). The balance of the net proceeds was used for general corporate purposes.

     In connection with the issuance of the Notes, the Company also entered into a new revolving credit facility (the "Facility") with certain lenders which matures in February 2001. The Facility provides for borrowings of up to $25 million, with a $15 million sublimit for letters of credit, subject to compliance with certain covenants. The Facility requires mandatory commitment reductions upon the occurrence of certain events, including asset sales and the incurrence of certain indebtedness, in each case, in excess of specified thresholds. In addition, the Company may make optional prepayments and commitment reductions. Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of net debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.75% as of October 31, 1998), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and
(ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum net debt to EBITDA ratio. In December 1998, the Company and its lenders amended certain covenants contained in the Notes and the Facility agreements to permit the Company to incur additional debt and to utilize working capital in order to complete business expansions in Europe. Although there were no borrowings outstanding under the Facility at October 31, 1998, approximately $1.9 million of letters of credit were guaranteed under the Facility. As of October 31, 1998, the Company had approximately $23.1 million available for borrowing under the Facility.

     At October 31, 1998, the Company's available cash and borrowing capacity totaled $29.9 million compared to $41.3 million at October 31, 1997. Net cash provided by operating activities was $8.2 million for the year ended October 31, 1998. Utilizing the $8.2 million of cash provided by operating activities, available cash of $11.4 million, $2.2 million of cash acquired in a business acquisition and $12.0 million of borrowings under the Term Loan, the Company invested principally in contract expenditures and software systems development and $3.0 million was used to reduce borrowings on other long-term loans.

     At October 31, 1998, the Company's current liabilities exceeded current assets by $2.9 million, principally as a result of the fiscal 1998 investment of $24.1 million in contract expenditures, which included $12.0 million for the manufacture and installation of the lottery system for the Connecticut state lottery. These investments were financed in part with available cash resources which were not replenished by long-term borrowings as of October 31, 1998. The Company anticipates a significantly lower level of investment in contract expenditures in fiscal 1999.

     As described above, the Company had $23.1 million of cash borrowing availability under the Facility at October 31, 1998. The Company believes that, although it expects to incur a net loss in fiscal 1999, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility should provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required to enable it to meet its debt service obligations, including scheduled principal payments under the Notes, the Subordinated Debentures, the Term Loan and the Facility, beginning in fiscal 2001.

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

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective beginning in the first quarter of the Company's fiscal year ending October 31, 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

     SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for Company's fiscal year ending October 31, 1999. Adoption of these standards is expected to result in additional disclosures, but will not have an effect on the Company's consolidated financial position or results of operations.

Year 2000

     The  Company  is  dedicated  to  providing   uninterrupted,   high  quality
performance from its computer software systems, products and satellite communication network before, during and after year 2000. Since fiscal 1997, the Company has been assessing the impact that the Year 2000 will have on its computer software systems, products and satellite communication network.
Computer programs that do not properly interpret two-digit date information could generate erroneous data or cause a complete system failure. The Company is in the process of testing its critical systems, surveying its principal suppliers and developing solutions for those systems that have been found to have date-related deficiencies. The Company believes that its solutions will be implemented and tested prior to any anticipated year 2000 impact on the Company's systems.

     Remediation efforts for the Company's computer systems are not expected to be substantial. When testing is completed by mid year 1999, the Company will upgrade its active systems throughout the remainder of fiscal 1999. The Company is also relying on Year 2000 compliance representations and warranties that its vendors, suppliers and other service providers are making with respect to their products and services. The total estimated cost of software modifications and conversions, upgrades and equipment replacements, if any, is not expected to exceed $3 million. Equipment replacement will be capitalized in accordance with Company policy. Similar Year 2000 readiness programs are in place in the Company's foreign operations. Costs to address these operations' Year 2000 issues not are expected to be material. The Company intends to monitor these processes, and has evaluated alternative solutions, which will be implemented, if necessary.

     Based on preliminary analyses, the Company expects that its critical systems and applications will be compliant by October 31, 1999, and the Year 2000 issue will not pose significant operational problems for the Company. There can be no assurance, however, that there will not be a delay in, or increased cost associated with, the implementation of such corrective action, and the Company's inability to implement such corrective action could have a material adverse effect on its financial condition or results of operations. The
Company's belief and expectations are based on certain assumptions and expectations that may ultimately prove to be inaccurate.

Euro Conversion

     In connection with the January 1, 1999 conversion by eleven member states of the European Union to a common currency, the "euro," the Company has evaluated the implications of the conversion and expects that it will not have a material impact on its consolidated financial statements.

Financial Instruments and Risks and Uncertainties

     The Company considers the fair value of all financial instruments to be not materially different from their carrying value at year-end. See Note 10 to the Consolidated Financial Statements for information regarding fair value of financial instruments.

     The Company's cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits the Company's exposure to concentration of credit risks.

     The Company's products and services are sold to a diverse group of customers throughout the world. As such, the Company is subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. The diversity and breadth of the Company's products and geographic operations mitigate the risk that adverse changes in any event would materially affect the Company's financial position. Additionally, as a result of the diversity of its customer base, the Company does not consider itself exposed to concentration of credit risks. These risks are further minimized by placing credit limits, ongoing monitoring of customers' account balances, and assessment of the customers' financial strengths.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                                                                         Form 10-K
                                                                                                          (Page)
                                                                                                         ---------
Independent Auditors' Report...........................................................................     31

Consolidated Financial Statements:

     Balance Sheets as of October 31, 1998 and 1997....................................................     32

     Statements of Operations for the years ended October 31, 1998, 1997 and 1996......................     33

     Statements of Stockholders' Equity (Deficit) for the years ended October 31, 1998, 1997 and 1996..     34

     Statements of Cash Flows for the years ended October 31, 1998, 1997 and 1996......................     35

Notes to Consolidated Financial Statements.............................................................     37

Schedule:

II. Valuation and Qualifying Accounts..................................................................     64

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG LLP

Short Hills, New Jersey
December 11, 1998

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1997
                    (in thousands, except per share amounts)

                                                                                                             1998             1997
                                                                                                          ---------         --------
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................................................      $   6,809          18,207
     Restricted cash ...............................................................................            638             512
     Accounts receivable, net of allowance for doubtful accounts of $1,811 and $1,976 in
        1998 and 1997, respectively ................................................................         21,752          13,560
     Inventories ...................................................................................         11,295           6,653
     Prepaid expenses, deposits and other current assets ...........................................          1,932           2,276
                                                                                                          ---------         -------
          Total current assets .....................................................................         42,426          41,208
                                                                                                          ---------         -------
Property and equipment, at cost ....................................................................        196,748         180,170
     Less accumulated depreciation .................................................................        118,315         103,781
                                                                                                          ---------         -------
          Net property and equipment ...............................................................         78,433          76,389
                                                                                                          ---------         -------
Goodwill, net of amortization ......................................................................          3,614           5,916
Operating right, net of amortization ...............................................................         14,848          15,848
Other assets and investments .......................................................................         17,179          14,180
                                                                                                          ---------         -------
                                                                                                          $ 156,500         153,541
                                                                                                          =========         =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt ........................................................      $   2,992           2,609
     Accounts payable ..............................................................................         13,610           8,698
     Accrued liabilities ...........................................................................         24,996          20,652
     Interest payable ..............................................................................          3,706           3,759
                                                                                                          ---------         -------
          Total current liabilities ................................................................         45,304          35,718
                                                                                                          ---------         -------
Deferred income taxes ..............................................................................          1,832           2,551
Other long-term liabilities ........................................................................          2,124           1,264
Long-term debt, excluding current installments .....................................................        120,878         112,248
Long-term debt, convertible subordinated debentures ................................................         35,000          35,000
                                                                                                          ---------         -------
          Total liabilities ........................................................................        205,138         186,781
Stockholders' equity (deficit):                                                                           ---------         -------
     Preferred stock, par value $1.00 per share, 2,000 shares authorized, none outstanding .........             --              --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized, 35,943
        and 35,335 shares outstanding at October 31, 1998 and 1997, respectively ...................            360             354
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ...............................................................             --              --
     Additional paid-in capital ....................................................................        149,119         148,238
     Accumulated losses ............................................................................       (197,231)       (181,351)
     Treasury stock, at cost .......................................................................           (102)           (102)
     Minimum pension liability .....................................................................           (495)             --
     Currency translation adjustment ...............................................................           (289)           (379)
                                                                                                          ---------         -------
          Total stockholders' equity (deficit) .....................................................        (48,638)        (33,240)
                                                                                                          ---------         -------
Commitments and contingencies (Notes 7, 9, 12 and 13) ..............................................      $ 156,500         153,541
                                                                                                          =========         =======

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years Ended October 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                                                             1998           1997             1996
                                                                                          ---------       ---------       ---------
Operating revenues:
     Services ......................................................................      $ 135,790         132,989         137,794
     Sales .........................................................................         23,523          24,343          38,441
                                                                                          ---------       ---------       ---------
                                                                                            159,313         157,332         176,235
                                                                                          ---------       ---------       ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ......................................................................         88,916          80,496          86,674
     Sales .........................................................................         15,739          15,396          25,864
                                                                                          ---------       ---------       ---------
                                                                                            104,655          95,892         112,538
                                                                                          ---------       ---------       ---------
          Total gross profit .......................................................         54,658          61,440          63,697
Selling, general and administrative expenses .......................................         26,205          28,444          31,921
(Gain) loss on sale of businesses ..................................................             66          (1,823)             --
Restructuring and write-off of assets ..............................................             --              --            (649)
Depreciation and amortization ......................................................         29,489          36,728          40,853
                                                                                          ---------       ---------       ---------
          Operating loss ...........................................................         (1,102)         (1,909)         (8,428)
Other deductions:
     Interest expense ..............................................................         15,521          14,367          14,837
     Litigation settlement .........................................................             --              --           6,800
     Other (income) expense ........................................................         (1,064)             79           1,687
                                                                                          ---------       ---------       ---------
                                                                                             14,457          14,446          23,324
                                                                                          ---------       ---------       ---------
     Loss before income tax expense and extraordinary item .........................        (15,559)        (16,355)        (31,752)
Income tax expense .................................................................            321             906           2,443
                                                                                          ---------       ---------       ---------
     Loss before extraordinary item ................................................        (15,880)        (17,261)        (34,195)
Extraordinary item--write-off of deferred financing fees and expenses,
  net of gain on early retirement of subordinated debt .............................             --            (426)             --
                                                                                          ---------       ---------       ---------
     Net loss ......................................................................      $ (15,880)        (17,687)        (34,195)
                                                                                          =========       =========       =========
Net loss per common share:
     Net loss per basic share and diluted share before extraordinary item ..........      $   (0.44)          (0.50)          (1.09)
     Extraordinary loss per basic share and diluted share ..........................             --           (0.01)             --
                                                                                          ---------       ---------       ---------
     Net loss per basic share and diluted share ....................................      $   (0.44)          (0.51)          (1.09)
                                                                                          =========       =========       =========
Weighted average number of shares used in per share calculations ...................         35,696          34,469          31,305
                                                                                          =========       =========       =========


          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                   Years Ended October 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                                               1998          1997            1996
                                                                                            ---------      ---------      ---------
Common stock:
Beginning balance .....................................................................     $     354            315            306
     Issuance of Class A common stock, net of issuance expenses .......................             6              9              9
     Issuance of 2,964 shares of Class A common stock in litigation settlement ........            --             30             --
                                                                                            ---------      ---------      ---------
Ending balance ........................................................................           360            354            315
                                                                                            ---------      ---------      ---------

Additional paid-in capital:
Beginning balance .....................................................................       148,238        143,369        140,050
     Issuance of Class A common stock, net of issuance expenses .......................           511            952          1,961
     Issuance of Class A common stock in litigation settlement ........................            --          3,470             --
     Issuance of warrants in lieu of cash .............................................            --             --          1,012
     Deferred compensation ............................................................           370            447            346
                                                                                            ---------      ---------      ---------
Ending balance ........................................................................       149,119        148,238        143,369
                                                                                            ---------      ---------      ---------

Accumulated losses:
Beginning balance .....................................................................      (181,351)      (163,664)      (129,469)
     Net loss .........................................................................       (15,880)       (17,687)       (34,195)
                                                                                            ---------      ---------      ---------
Ending balance ........................................................................      (197,231)      (181,351)      (163,664)
                                                                                            ---------      ---------      ---------

Treasury stock:
Beginning balance .....................................................................          (102)          (102)          (295)
     Issuance of Class A common stock, net of issuance expenses .......................            --             --            193
                                                                                            ---------      ---------      ---------
Ending balance ........................................................................          (102)          (102)          (102)
                                                                                            ---------      ---------      ---------

Minimum pension liability: ............................................................          (495)            --             --
                                                                                            ---------      ---------      ---------

Currency translation adjustment:
Beginning balance .....................................................................          (379)          (114)         1,265
     Currency translation adjustment ..................................................            90           (265)        (1,379)
                                                                                            ---------      ---------      ---------
Ending balance ........................................................................          (289)          (379)          (114)
                                                                                            ---------      ---------      ---------

Total stockholders' equity (deficit) ..................................................     $ (48,638)       (33,240)       (20,196)
                                                                                            =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years Ended October 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                                     1998        1997        1996
                                                                                   --------    --------    --------
Cash flows from operating activities:
     Net loss ..................................................................   $(15,880)    (17,687)    (34,195)
                                                                                   --------    --------    --------
     Adjustments to reconcile net loss to cash provided by operating activities:
          Depreciation and amortization ........................................     29,489      36,728      40,853
          Restructuring charges and asset write-offs, net of cash payments .....         --          --        (649)
          Change in deferred income taxes, net of effects of businesses sold ...       (592)       (784)      1,868
          Litigation settlement, net of cash payments ..........................         --          --       4,250
          (Gain) loss on sales of assets .......................................         66      (1,823)      1,401
          Non-cash interest charges ............................................         --          --         636
          Non-cash extraordinary items .........................................         --         426          --
          Changes  in  operating  assets  and  liabilities,  net of  effects  of acquisitions/dispositions of subsidiaries:
               Restricted cash .................................................         57          99         671
               Accounts receivable .............................................     (7,841)      1,339       1,977
               Inventories .....................................................     (4,600)     (1,585)      5,920
               Unbilled receivables ............................................         --       2,553      (3,182)
               Accounts payable ................................................      2,909      (3,314)     (1,834)
               Accrued liabilities .............................................      2,762       5,125      (3,110)
          Other ................................................................      1,790       2,641         262
                                                                                    --------    --------    --------
               Total adjustments ...............................................     24,040      41,405      49,063
                                                                                    --------    --------    --------
Net cash provided by operating activities ......................................      8,160      23,718      14,868
                                                                                    --------    --------    --------

Cash flows from investing activities:
     Capital expenditures ......................................................     (2,773)     (2,262)     (2,103)
     Wagering systems expenditures .............................................    (21,287)     (5,226)     (7,138)
     Increase in other assets and investments ..................................     (7,277)     (2,336)     (3,007)
     Cash acquired in business acquisition .....................................      2,177          --          --
     Proceeds from sale of business and assets, net of cash transferred ........         --      21,056       4,684
     Other .....................................................................        (63)       (351)       (325)
                                                                                   --------    --------    --------
Net cash provided by (used in) investing activities ............................    (29,223)     10,881      (7,889)
                                                                                   --------    --------    --------

Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit facility ...............         --     (71,890)      2,610
     Proceeds from issuance of long-term debt, net of financing fees ...........     12,059     106,334       2,550
     Payments on long-term debt ................................................     (3,072)    (57,395)    (10,829)
     Net proceeds from issuance of common stock ................................        516         961          --
                                                                                   --------    --------    --------
Net cash provided (used) by  financing activities ..............................      9,503     (21,990)     (5,669)
                                                                                   --------    --------    --------
Effect of exchange rate changes on cash ........................................        162        (390)       (313)

                                                                                   --------    --------    --------
Increase (decrease) in cash and cash equivalents ...............................    (11,398)     12,219         997
Cash and cash equivalents, beginning of year ...................................     18,207       5,988       4,991

                                                                                   --------    --------    --------
Cash and cash equivalents, end of year .........................................   $  6,809      18,207       5,988
                                                                                   ========    ========    ========

(Continued)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   Years Ended October 31, 1998, 1997 and 1996
                                 (in thousands)

Non-cash investing and financing activities

     1998, 1997 and 1996

     See Notes 7 and 9 for a description of the write-off of deferred financing fees, and capital lease transactions; and also in 1997 see Notes 8 and 11 for a description of the gain on early retirement of subordinated debt and the issuance of common stock in settlement of a stockholder litigation; and also in 1996 see Notes 11 and 12 for a description of the issuance of shares of common stock in lieu of cash for interest payments.

Supplemental cash flow information

     Cash paid during the year for:

                                                         October 31,
                                         ---------------------------------------
                                          1998            1997            1996
                                         -------         -------         -------

Interest .......................         $14,786          10,199          14,318
Income taxes ...................         $   630             938           2,291

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 1998 and 1997
                    (in thousands, except per share amounts)

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

     (e)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined as follows:

                    Item                                                Cost method
                    ----                                                -----------
    Parts..................................            First-in, first-out or weighted moving average.
    Work-in-process & finished goods.......            Specific identification or weighted moving average
                                                       for direct  material  and labor;  other  fixed  and
                                                       variable production costs are    allocated   as   a
                                                       percentage    of   direct labor cost.
    Ticket paper...........................            First-in, first-out

     The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(1)   Description  of  the  Business  and  Summary  of  Significant   Accounting
Policies--(Continued)

     (f)  Property and Equipment

          Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                                 Estimated Life
                                        Item                        in Years
                                                                 ---------------
                      Machinery and equipment..................       3-10
                      Buildings................................      15-40
                      Transportation...........................       3-7
                      Furniture and fixtures...................       5-10
                      Building and leasehold improvements......       5-30

          Depreciation expense includes the amortization of capital leased assets. Due to the large number of service contract renewals in fiscal 1998 and the realized durability of the equipment, the Company is lengthening the depreciable lives of its pari-mutuel terminals from seven to ten years commencing November 1, 1998. Additionally, in fiscal 1998, the Company completed the installation of new lottery terminals for the Connecticut State Lottery under a contract with an initial five-year term plus five one-year options to extend the contract through May 2008. Based on industry practice of lottery contracts and the Company's historical relationship with the Connecticut State Lottery for the past ten years, the Company is depreciating the terminals and installation costs on a straight-line method over their estimated useful lives of ten years.

     (g)  Deferred Installation Costs

          Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $5,517 and $4,904 at October 31, 1998 and 1997, respectively.

     (h)  Goodwill

          Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. The excess of costs over net assets acquired arising from the Company's acquisition of primarily its North American lottery business, and simulcasting business is being amortized on a straight-line basis over five years. The excess of costs over net assets acquired for its German pari-mutuel wagering business is being amortized on a straight-line basis over 10 years. The excess of costs over net assets acquired for its French pari-mutuel wagering business was fully amortized in fiscal 1998 due to the loss of a major service contract. Total goodwill amounted to $3,614 and $5,916 net of accumulated amortization of $10,648 and $7,904 as of October 31, 1998 and 1997, respectively.

          The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill, if any, is measured based on projected discounted future cash flows.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

Description   of  the   Business   and   Summary   of   Significant   Accounting
Policies--(Continued)

     (i)  Operating Right

          On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over twenty years and amounted to $14,848 and $15,848 net of accumulated amortization of $5,357 and $4,357 at October 31, 1998 and 1997, respectively.

     (j)  Other Assets and Investments

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

     (k)  Revenue Recognition

          Revenues from wagering system, simulcast and lottery service contracts are recognized over the contract period pursuant to the terms of the contracts. Costs of providing operating services under contracts are charged to operations in the period incurred. Revenue from the operation of off-track betting concerns is recognized based on a percentage of amounts wagered.

          Revenues from major contracts for the sale of wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to the total estimated costs. Any anticipated losses on fixed price contracts are charged to operations when such losses can be estimated. The Company recognizes revenue from software licenses upon shipment if post-delivery obligations are insignificant and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable. Revenue arising from the sale of component equipment and supplies is recognized when shipped.

     (l)  Income Taxes

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)


Description   of  the   Business   and   Summary   of   Significant   Accounting
Policies--(Continued)

     (m)  Basic Net Loss Per Common Share and Diluted Net Loss Per Common Share

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which the Company adopted in fiscal 1998. Under SFAS 128, the Company is required to present two earnings per share amounts for each period presented, and all prior period earnings per share amounts are required to be restated to conform with the provisions of SFAS 128. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the years presented, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for the years presented, therefore, are the same. At October 31, 1998 and 1997, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future.

     (n)  Foreign Currency Translation

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

     (o ) Stock-Based Compensation

          Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes (see note 12), pro forma net loss and loss per share data are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(2) Acquisitions and Dispositions

Acquisition of Netherlands Subsidiary

     On July 1, 1998, the Company completed the purchase of Hippo Toto B. V., which was renamed Autotote Nederland B.V. This wholly owned subsidiary holds an exclusive five-year license to operate all on-track and off-track pari-mutuel wagering in the Netherlands. The initial license, granted by the Dutch Ministry of Agriculture, extends through June 30, 2003. The purchase was for nominal consideration and the acquisition was recorded using the purchase method of accounting, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The operating results of Autotote Nederland B.V. have been included in the consolidated statements of operations since the date of acquisition.

Intent to Merge NASRIN(TM)

     On December 1, 1998, the Company and Churchill Downs Incorporated announced the signing of a letter of intent to merge their NASRIN(TM) and Tracknet telecommunications business units. The completion of the merger is subject to due diligence, the execution of a definitive agreements, and the approval of the respective boards of directors for the companies involved, and there can be no assurance that the merger will be consummated.

Disposition of Businesses

     On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600.

     At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. The letter of credit, which had an outstanding balance of $1,500 at October 31, 1997, expired in October 1998. The Company recorded gains on the sale of its European lottery business in the amount of $1,184 in fiscal 1998 and $1,823 in fiscal 1997.

     Under the terms of the sale, the purchaser has the right to license and purchase the Company's terminals for use in lottery applications. Also under the agreement, the purchaser has the right of first refusal, through April 1999, to purchase the Company's remaining lottery business. The Company, however, has no plans to sell this business at the present time and remains committed to serving the North American lottery market and its existing customers.

     The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's consolidated statements of operations for the fiscal years ended October 31, 1997 and 1996. Interest and income tax expenses have not been included in the table below.

                                                                          1997       1996
                                                                         -------    -------
     Operating revenue ...............................................   $ 6,119     27,126
     Operating expenses, including selling, general and administrative
         expenses, and depreciation and amortization expenses ........     6,181     25,877
                                                                         -------    -------
     Operating (loss) income .........................................   $   (62)     1,249
                                                                         =======    =======

     In fiscal 1996, the Company sold Autotote CBS, Inc ("CBS"), the casino/sports wagering service business for approximately $3,000. In fiscal 1998, the Company recorded an additional loss of $1,250 on a proposed settlement of litigation related to the fiscal 1996 sale of CBS.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(3) Inventories

     Inventories consist of the following:

                                                           October 31,
                                                     ----------------------
                                                      1998           1997
                                                     -------        -------
     Parts and work-in-process ..............        $10,082          5,762
     Finished goods .........................            448            244
     Ticket paper ...........................            765            647
                                                     -------        -------
                                                     $11,295          6,653
                                                     =======        =======

     Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 4).

(4) Property and Equipment

     Property and equipment, including assets under capital leases, consist of the following:

                                                                 October 31,
                                                            --------------------
                                                               1998       1997
                                                            --------   --------

     Machinery, equipment and deferred installation costs   $167,914    153,852
     Land and buildings .................................     14,455     14,379
     Transportation equipment ...........................        509        355
     Furniture and fixtures .............................      3,629      3,083
     Leasehold improvements .............................      4,941      4,523
     Construction in progress ...........................      5,300      3,978
                                                            --------   --------
                                                            $196,748    180,170
                                                            ========   ========

     Depreciation expense for the years ended October 31, 1998, 1997, and 1996 amounted to $19,310, $21,790, and $23,632, respectively.

     For financial reporting purposes, at October 31, 1998 and 1997, costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(5) Other Assets and Investments

     Other assets and investments (net) consist of the following:

                                              October 31,
                                          -----------------
                                             1998      1997
                                          -------   -------

     Software systems development costs   $ 5,978     4,596
     Deferred financing costs .........     4,293     4,823
     Deferred transponder costs .......        --     1,406
     Other intangible assets ..........       911       885
     Other assets .....................     5,997     2,470
                                          -------   -------
                                          $17,179    14,180
                                          =======   =======

     In fiscal 1998 and fiscal 1997, excluding costs related to the Company's European lottery business which was sold in fiscal 1997, the Company capitalized $3,700 and $1,513, respectively, of software systems development costs related primarily to video gaming, pari-mutuel wagering and domestic lottery applications. Capitalized costs are amortized on a straight-line basis over a period of five years. Amortization of capitalized software systems development costs was $2,318, $4,962 and $5,417 for the years ended October 31, 1998, 1997 and 1996, respectively.

     Deferred financing costs relate to those costs associated with the procurement of long term financing by the Company. Such costs are amortized over the life of the financing agreements. In fiscal 1998 and fiscal 1997, the Company capitalized $363 and $5,411, respectively, in deferred financing fees, including $4,160 in deferred financing fees and expenses related to the sale of the Notes in fiscal 1997. In fiscal 1997, the Company also wrote-off, as an extraordinary charge, $1,376 of previously deferred financing costs in connection with the Company's repayment of its prior Senior Facility. Amortization of deferred financing costs amounted to $893, $1,268 and $1,654 for the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

     Other assets in 1998 includes $750 loaned by the Company to Atlantic City Racing Association ("ARCA"). The loan is secured by a mortgage on certain real estate owned by ACRA. In consideration for this loan, the Company has the right to acquire ACRA for an additional $6,250 subject to certain other adjustments. The Company's decision to acquire ACRA will depend on whether or not several State of New Jersey legislative and regulatory approvals, and actions by ACRA have a favorable outcome. The Company expects to recover the loan, however, under certain conditions, should the Company decide not to purchase ACRA, the loan will be forgiven.

     Deferred transponder costs arose in connection with the acquisition of the Company's simulcasting business and were being amortized over a four-year period. In fiscal 1998, as the result of the Galaxy satellite failure, the remaining balance of deferred transponders was fully amortized. Amortization expense amounted to $1,406, $1,125 and $1,125, for the years ended October 31, 1998, 1997 and 1996, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(6) Accrued Liabilities

     Accrued liabilities consist of the following:


                                                                                            October 31,
                                                                                      ----------------------
                                                                                         1998         1997
                                                                                      ---------    ---------

                Compensation and benefits .........................................   $   8,825        7,325
                Customer advances .................................................       2,402          266
                Taxes, other than income ..........................................       1,861        1,778
                Income taxes payable ..............................................         861          319
                Other .............................................................      11,047       10,964
                                                                                      ---------    ---------
                                                                                      $  24,996       20,652
                                                                                      =========    =========

(7) Long-Term Debt

          Long-term debt consists of the following:
                                                                                           October 31,
                                                                                      ----------------------
                                                                                         1998         1997
                                                                                      ---------    ---------

           10 7/8% Series B Senior Notes Due 2004 .................................   $ 110,000      110,000
           5.5% convertible subordinated debentures due August 2001 ...............      35,000       35,000
           8.87% Term Loan Due February 2001 ......................................      11,400           --
           Term Loan due in November 1999, interest at 8% .........................       1,250        1,250
           Capital lease obligations, payable monthly through January 2000,
                interest from 8.6% to 13.0% .......................................         362          893
           Secured term loans repaid April 1998, interest at 8% ...................          --        1,590
           Various loans and bank facilities, interest from 4.3% to 11% ...........         858        1,124
                                                                                      ---------    ---------
                 Total long-term debt .............................................     158,870      149,857
                 Less current installments ........................................       2,992        2,609
                                                                                      ---------    ---------
                 Long-term debt, excluding current installments....................   $ 155,878      147,248
                                                                                      =========    =========

     On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12 million, three-year term loan arrangement (the "Term Loan") to partially finance the development and installation of a lottery system for the Connecticut State Lottery, including the manufacture of approximately three thousand new lottery terminals. The Term Loan bears interest at a fixed rate of 8.87% payable quarterly and at maturity on February 15, 2001, with principal payments of $600 due quarterly through January 31, 2001 with a final principal payment of $6,000 due at maturity. In addition to scheduled principal payments, the Term Loan requires mandatory principal prepayments upon the occurrence of certain events, including asset sales, the incurrence of certain indebtedness, Recovery Events (as defined), and Autotote Lottery Corporation Excess Cash Flow (as defined), in each case, in excess of specified thresholds. The Term Loan was extended in conjunction with the July 28, 1997 revolving credit facility (the "Facility") and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and Term Loan are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries and are secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. In addition, the Term Loan is secured by a first priority security interest in substantially all of the Company's Connecticut lottery assets now owned or hereafter acquired. Also, under the terms of the Request for Proposal for the development and installation of the lottery system for the Connecticut State Lottery, the Company provided a Performance Bond in the initial

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(7) Long-Term Debt--(Continued)

amount of $8 million, which was automatically increased to $10 million upon the effective date of the agreement, May 9, 1998.

     On July 28, 1997, the Company issued $110 million of 10 7/8% Series A Senior Notes due August 1, 2004, which were exchanged for $110 million of 10 7/8% Series B Notes due August 1, 2004 (the "Notes") in connection with the Company's exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries (see Note 22). The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any  such  redemption.  The  indenture  governing  the  Notes  contains  certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4,900 were approximately $105,100, of which approximately $93,590 was used to repay $91,390 of indebtedness and approximately $2,200 of accrued interest under the Company's previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4,050 of the net proceeds was used to repurchase, at a discount, Subordinated Debentures plus accrued interest and fees. The balance of the net proceeds was used for general corporate purposes.

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

     Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of net debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.75% as of October 31, 1998), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(7) Long-Term Debt--(Continued)

The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum net debt to EBITDA ratio. In December 1998, the Company and its lenders amended certain covenants contained in the Notes and the Facility agreements to permit the Company to incur additional debt, and to utilize working capital in order to complete business expansions in Europe. Although there were no borrowings outstanding under the Facility at October 31, 1998, approximately $1,900 of letters of credit were guaranteed under the Facility. As of October 31, 1998, the Company had approximately $23,100 available for borrowing under the Facility.

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

(8) Extraordinary Items

     In connection with the fiscal 1997 issuance of the Notes and the subsequent repayment of all amounts outstanding under the Senior Facility (see Note 7), the Company wrote-off $1,376 of deferred financing fees associated with the Senior Facility. Also in fiscal 1997, the Company used a portion of the net proceeds from the offering of the Notes to repurchase $5,000 of its Subordinated Debt for $4,050, resulting in a $950 gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(9) Leases

     At October 31, 1998, the Company was obligated under operating leases covering office equipment, office space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 1998 are as follows:
1998, $9,109,  1999, $7,817;  2000, $7,923;  2001, $7,328;  2002, $7,225;  2003,
$7,189 and thereafter $8,670. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $9,109, $8,890 and $10,183 in the years ended October 31, 1998, 1997 and 1996, respectively.

     The Company acquired $59 of capitalized leases with the acquisition of the Netherlands operations in the year ended October 31, 1998 and entered into capital leases obligations of $141 in the year ended October 31, 1997. There were no new capital leases in fiscal 1996.

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

     The Company believes that the fair value of the Notes approximated $106,000 at October 31, 1998 based on reference to dealer markets and quoted market prices, and the Notes approximated the carrying amount of $110,000 at October 31, 1997 based on their then recent issuance price. The Company was, however, unable to determine the fair value of the Debentures in fiscal years 1998 and 1997.

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

     During fiscal 1998, warrants to purchase an aggregate of 467 unregistered shares (the "Shares") of the Company's Class A Common Stock were exercised at the aggregate price of $583. The warrants, which were scheduled to expire in April 1998, were issued by the Company in January 1996 to various banks that were party to the Company's prior senior bank credit facility, in connection with the Company entering into an amendment to such facility as of January 26, 1996. In addition, in fiscal 1998, the Company repurchased warrants to purchase an aggregate of 58 Shares at a cost of approximately $79.

     During fiscal 1997, the Company issued 2,964 shares of Class A Common Stock in settlement of its stockholder litigation and issued 798 shares of Class A Common Stock under an employee stock purchase offer. During fiscal 1996, the Company issued 17 shares of Class A Common Stock in settlement of a PARS obligation (see Note 12).

     In November 1995, the Company entered into an Agreement with holders of its 5.5% Convertible Subordinated Debentures whereby the holders received unregistered shares of Class A Common Stock in lieu of cash for interest payments due in August 1995 and February 1996 in the amount of $1,100 each. Accordingly, the Company issued 936 shares in fiscal 1996 (see Note 7).

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(11) Capital Stock--(Continued)

     Warrants

     At October 31, 1998, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:


                                                                    Exercise
                                                        Shares        Price        Expiration
                                                       ---------    ---------   ---------------
     Warrants to purchase Class A Common Stock:
           1991 Warrants...............................   2,308     $ 1.64      October 31,1999
           1995 Warrants...............................     387     $ 2.98      April 30, 2000
                                                        -------
           Total Class A Common Stock Warrants.........   2,695
                                                        -------
     Warrants to purchase Class B Common Stock.........     147     $ 3.83      October 30, 2003
                                                        =======

(12) Stock Options

     The Company has four stock option plans under which shares of Class A Common Stock have been authorized and are reserved for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan")-- 1,350 shares; the 1992 Equity Incentive Plan (the "1992 Plan")--3,000 shares; the 1995 Equity Incentive Plan (the "1995 Plan")-- 4,000 shares, and the 1997 Incentive Compensation Plan (the "1997 Plan")--1,600 shares.

     In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. Additionally, restricted shares and deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan as follows: A total of 40 restricted shares at a fair market value of $2.4375 per share were granted in fiscal 1998, a total of 135 deferred shares at a fair market value of $1.3125 per share were granted in fiscal 1997, a total of 50 deferred shares at a fair market value of $3.1875 per share were granted in fiscal 1996 and 110 deferred shares at a fair market value of $4.1250 per share were granted in fiscal 1995. Accordingly, the Company has recorded compensation expense of $371, $449 and $346 in fiscal 1998, 1997 and 1996, respectively. Additional compensation expense aggregating $1,164 will be charged to expense through fiscal 2001 as the deferred shares become fully vested.

     Stock options granted under the Company's equity incentive plans are exercisable at not less than the fair market value of the stock at the date of grant, and none may be exercised more than 10 years from the date of grant. Options are generally exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant. The Board of Directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting period of any award under the plans. From time to time, the Company grants additional stock options to individuals outside of the 1992, 1995 and 1997 Plans in recognition of contributions made to the Company.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)


(12)    Stock Options--(Continued)
          Information with respect to the Company's stock options is as follows:

                                                                      Average
     Stock Options                                       Shares       Price (1)
                                                         ------      ---------
     Outstanding at October 31, 1995 .............       2,631       $ 5.32
          Granted ................................       2,319         2.87
          Canceled ...............................       1,143         6.20
          Exchanged ..............................          89        15.51
                                                         -----       ---------
     Outstanding at October 31, 1996 .............       3,718         3.60
          Granted ................................       2,508         1.20
          Canceled ...............................         457         2.59
                                                         -----       ---------
     Outstanding at October 31, 1997 .............       5,769         2.63
          Granted ................................         732         2.65
          Canceled ...............................         397         1.83
          Exercised ..............................          10         1.26
                                                         -----       ---------
     Outstanding at October 31, 1998 .............       6,094       $ 2.69
                                                         =====       =========

     (1) Weighted average exercise price.

Summarized information about stock options outstanding and exercisable at October 31, 1998 is as follows:

                                                                       Outstanding                          Exercisable
                                                   ---------------------------------------------       ---------------------
             Exercisable                                                Average          Average                     Average
             Price Range                           Shares               Life(1)          Price(2)      Shares        Price(2)
          -------------------                      ------               -------          -------       ------        -------
     $ 1.00 to 2.00 .....................          2,152                 7.59             $ 1.13         740          $1.24
     $ 2.01 to 3.00 .....................          2,528                 7.15               2.70       1,185           2.65
     $ 3.01 to 4.00 .....................          1,049                 5.13               3.39         896           3.43
       over $4.00 .......................            365                 4.50               9.80         364           9.80
                                                   -----                                               -----
                                                   6,094                                               3,185
                                                   =====                                               =====

(1)  Weighted average contractual life remaining in years.

(2)  Weighted average exercise price.

     The number of shares and weighted average exercise price per share of options exercisable at October 31, 1998, 1997, and 1996 were 3,185 shares at $3.36, 2,301 shares at $3.90, and 1,950 shares at $4.10, respectively. At October 31, 1998, 1997 and 1996, 3,302 shares, 3,677 shares, and 2,228 shares, respectively, were available for future grants under the terms of these plans. Outstanding options expire prior to October 31, 2008, and are exercisable at prices ranging from $1.06 to $17.00 per share.

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

     Pro forma net loss and loss per common share for the years ended:

                                                  October 31,
                                    --------------------------------------
                                       1998          1997          1996
                                    ----------     ---------     ---------
     Net Loss:
             As reported .......    $  (15,880)      (17,687)      (34,195)
             Pro forma .........       (17,605)      (19,182)      (35,133)
     Loss per common share:
             As reported .......         (0.44)        (0.51)        (1.09)
             Pro forma .........         (0.49)        (0.56)        (1.12)

     Pro forma net loss reflects only options granted in fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to November 1, 1995 is not considered.

     The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $2.65 in fiscal 1998, $1.20 in fiscal 1997 and $2.87 in fiscal 1996 and the following weighted average assumptions: risk-free interest rate of 4.5% for fiscal 1998, 6.1% for fiscal 1997 and 6.7% for fiscal 1996; expected option life of 7.0 years for fiscal 1998, 1997 and 1996; volatility of 75% for fiscal 1998 and 81% fiscal 1997 and 1996; and no dividend yield in any year. The average fair values of options granted during fiscal years 1998, 1997 and 1996 were $1.93, $0.93 and $2.23, respectively.

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

     Minimum annual payments expected to be received under service contracts in effect as of October 31, 1998 with specified minimums are as follows: 1999, $18,783; 2000, $20,001; 2001, $7,704; 2002, $5,850; 2003, $3,786 and thereafter
$2,710.

(14) Export Sales and Major Customers

     Sales to foreign customers amounted to $9,717, $14,230 and $11,119 in fiscal years 1998, 1997 and 1996, respectively. No single customer represented more than 10% of revenues in any of these periods.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)
(15)  Pension Plans

     The Company has a defined benefit plan for union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company's policy is to fund the minimum contribution permissible by the Internal Revenue Service.

     The following are the components of pension expense related to the defined benefit plan:

                                                      1998     1997     1996
                                                     -----    -----    -----

     Service cost ................................   $  64       67       62
     Interest cost on projected benefit obligation     108       97       89
     Actual return on plan assets ................    (108)     (85)     (19)
     Net amortization and deferral ...............      16       (8)     (66)
                                                     -----    -----    -----
                                                     $  80       71       66
                                                     =====    =====    =====

     The assets and obligations of the defined benefit plan at October 31, 1998 and 1997 are as follows:

                                                                                    1998       1997
                                                                                 -------    -------
     Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested benefits of $1,609
        and $1,331 at October 31, 1998 and 1997, respectively ................   $ 1,802      1,498
                                                                                 -------    -------
     Projected benefit obligation for services rendered to date ..............     1,802      1,498
     Plan assets at fair value (invested in insurance company general accounts
        guaranteed as to principal) ..........................................     1,600      1,419
                                                                                 -------    -------
     Projected benefit obligation in excess of plan assets ...................       202         79
                                                                                 -------    -------
     Funded status ...........................................................      (202)       (79)
     Unrecognized net obligation .............................................        41         46
     Unrecognized prior service cost .........................................        88         73
     Unrecognized net loss ...................................................       454        295
                                                                                 -------    -------
     Prepaid pension cost ....................................................       381        335
     Additional minimum liability ............................................       583         --
                                                                                 -------    -------
     (Pension liability) prepaid pension cost ................................   $  (202)       335
                                                                                 =======    =======

     The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

     The accumulated and projected benefit obligation for fiscal 1998 and fiscal 1997 were calculated using the unit credit method and reflect the following assumptions: discount rate of 6.75% in 1998 and 7.25% in 1997, with a long-term rate of return on assets of 8% in 1998 and 1997.

     As required by Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the October 31, 1998 consolidated balance sheet the additional minimum liability of the unfunded accumulated benefit obligation of $583 as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

     In connection with its collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $280, $403 and $204 during the years ended October 31, 1998, 1997 and 1996, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(15) Pension Plans--(Continued)

     The Company has a 401K plan covering all employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1998, 1997 and 1996 amounted to approximately $926, $760 and $814, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(16) Management Incentive Compensation

     The Company has an incentive compensation plan for key management personnel based on business unit performance, overall performance of the Company and individual performance. Management incentive compensation expense amounted to $1,686, $1,707 and $439 in fiscal years 1998, 1997 and 1996, respectively.

(17) Income Tax Expense (Benefit)

     The consolidated loss before income tax expense (benefit) and extraordinary item, by domestic and foreign source, is as follows:

                                                                                           Year Ended October 31,
                                                                                     --------------------------------
                                                                                       1998         1997        1996
                                                                                     --------     --------    -------
     Domestic ....................................................................   $(14,371)    (14,367)    (28,714)
     Foreign .....................................................................     (1,188)     (1,988)     (3,038)
     Consolidated loss before income tax expense (benefit) and                       --------     --------    -------
       extraordinary item ........................................................   $(15,559)    (16,355)    (31,752)
                                                                                     ========     ========    =======
     Income tax expense (benefit) consists of:
                                                                                      Current     Deferred      Total
                                                                                     --------     --------    -------
       1998 - Foreign ............................................................   $  1,040        (719)        321
                                                                                     ========     ========    =======
       1997 - Foreign ............................................................   $    938         (32)        906
                                                                                     ========     ========    =======
       1996 - Foreign ............................................................   $    575       1,868       2,443
                                                                                     ========     ========    =======

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

                                                          October 31,
                                                      --------------------
     Net Deferred Tax Liability .................       1998         1997
                                                      -------      -------

          Accrued downsizing costs ..............     $  (761)          --
          Accrued vacation ......................        (815)        (654)
          Inventory reserve .....................        (575)        (653)
          Other accrued liabilities .............        (323)        (847)
          Reserve for doubtful accounts .........        (569)        (533)
                                                      -------      -------
               Current deferred tax asset .......      (3,043)      (2,687)
                                                      -------      -------

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(17) Income Tax Expense (Benefit)--(Continued)

                                                                            October 31,
                                                                       --------------------
     Net Deferred Tax Liability--(Continued) .......................       1998        1997
                                                                       --------    --------
          Intangible assets-difference in amortization periods .....   $  1,159       1,020
          Property and equipment differences in depreciation methods      5,493       7,094
          Other, net ...............................................         54        (490)
          Interest charge, Domestic International Sales Corp. ......      5,290       4,989
                                                                       --------    --------
               Noncurrent deferred tax liability, net ..............     11,996      12,613
                                                                       --------    --------
          Net operating loss carryforward ..........................    (52,476)    (48,193)
          Deferred compensation ....................................       (615)       (466)
          Partnership investments ..................................       (343)       (291)
          Alternative minimum tax credits ..........................       (184)       (184)
          Research and experimentation credits .....................        (51)       (135)
          Foreign tax credit carryforward ..........................         --        (279)
                                                                       --------    --------
               Noncurrent deferred tax asset .......................    (53,669)    (49,548)
          Valuation allowance ......................................     46,548      42,173
                                                                       --------    --------
               Noncurrent deferred tax asset, net ..................     (7,121)     (7,375)
                                                                       --------    --------
               Noncurrent deferred tax liability ...................      4,875       5,238
                                                                       --------    --------
               Net deferred tax liability on balance sheet .........   $  1,832       2,551
                                                                       ========    ========

     The aggregate deferred tax assets before valuation allowance at October 31, 1998, and 1997 were $56,712 and $52,725, respectively. The aggregate deferred tax liabilities at October 31, 1998 and 1997 were $11,996 and $13,103, respectively.

     The actual tax expense differs from the "expected" tax benefit (computed by applying the U.S. Federal corporate rate of 34% to loss before income taxes (benefit) and extraordinary item) as follows:

                                                                     October 31,
                                                            -----------------------------
                                                               1998       1997       1996
                                                            -------    -------    -------
     Computed "expected" tax benefit ....................   $(5,290)    (5,561)   (10,796)
     Increase (reduction) in income taxes resulting from:
          Unused net operating loss .....................     4,788      4,155      9,661
          Foreign tax differential ......................       725      1,782      3,276
          Other, net ....................................        98        530        302
                                                            -------    -------    -------
                                                            $   321        906      2,443
                                                            =======    =======    =======

     The Company has regular tax net operating loss carryforwards of approximately $1,794 that expire in 2005, $1,222 that expire in 2006, $954 that expire in 2008, $38,810 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, $11,074 that expire in 2012 and $11,852 that expire in 2013.

     The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $184 and research and experimentation credit carryforwards of approximately $51. The research and experimentation credits expire from 1999 to 2003.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(17) Income Tax Expense (Benefit)--(Continued)

     The net changes in the valuation allowance for deferred tax assets for the years ended October 31, 1998 and 1997 were increases of $4,375 and $3,992, respectively.

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

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1998 will be allocated as follows:

       Income tax benefit that would be reported in the consolidated statements of operations......  $  43,698
       Additional capital (benefit from exercise of stock options).................................      2,850
                                                                                                    -------------
                                                                                                     $  46,548
                                                                                                    =============

(18) Business and Geographic Segments

     The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1998, 1997 and 1996. Corporate expenses are allocated among industry and geographic segments.

                                                                                           Year Ended October 31,
                                                                             -------------------------------------------------
     Business Segments ............................................             1998               1997                1996
                                                                             ---------           ---------           ---------
     Service revenue and product sales
          Pari-mutuel operations ..................................          $ 141,266             134,226             128,439
          Lottery operations ......................................             18,047              23,106              47,796
                                                                             ---------           ---------           ---------
                                                                             $ 159,313             157,332             176,235
                                                                             =========           =========           =========
     Operating income (loss)
          Pari-mutuel operations ..................................          $  (2,358)             (1,866)            (10,293)
          Lottery operations ......................................              1,256                 (43)              1,865
                                                                             ---------           ---------           ---------
                                                                             $  (1,102)             (1,909)             (8,428)
                                                                             =========           =========           =========
     Depreciation and amortization
          Pari-mutuel operations ..................................          $  27,389              28,413              31,068
          Lottery operations ......................................              2,100               8,315               9,785
                                                                             ---------           ---------           ---------
                                                                             $  29,489              36,728              40,853
                                                                             =========           =========           =========
     Assets
          Pari-mutuel operations ..................................          $ 138,901             148,154             152,868
          Lottery operations ......................................             17,599               5,387              43,925
                                                                             ---------           ---------           ---------
                                                                             $ 156,500             153,541             196,793
                                                                             =========           =========           =========
     Capital and wagering systems expenditures
          Pari-mutuel operations ..................................          $  10,748               7,359               8,135
          Lottery operations ......................................             13,312                 129               1,106
                                                                             ---------           ---------           ---------
                                                                             $  24,060               7,488               9,241
                                                                             =========           =========           =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(18) Business and Geographic Segments--(Continued)

                                                                              Year Ended October 31,
                                                             -------------------------------------------------
     Geographic Segments .................................      1998                1997               1996
                                                             ---------           ---------           ---------
     Service revenue and product sales
          North America ..................................   $ 126,726             125,402             120,589
          Europe .........................................      31,607              28,780              49,656
          Asia ...........................................         980               3,150               5,990
                                                             ---------           ---------           ---------
                                                             $ 159,313             157,332             176,235
                                                             =========           =========           =========
     Operating income (loss)
          North America ..................................   $  (1,196)             (4,744)             (6,373)
          Europe .........................................         (90)              2,102              (1,573)
          Asia ...........................................         184                 733                (482)
                                                             ---------           ---------           ---------
                                                             $  (1,102)             (1,909)             (8,428)
                                                             =========           =========           =========
     Depreciation and amortization
          North America ..................................   $  26,489              31,180              32,195
          Europe .........................................       2,963               5,468               8,658
          Asia ...........................................          37                  80                  --
                                                             ---------           ---------           ---------
                                                             $  29,489              36,728              40,853
                                                             =========           =========           =========
     Assets
          North America ..................................   $ 129,152             139,262             146,929
          Europe .........................................      26,437              13,463              49,864
          Asia ...........................................         911                 816                  --
                                                             ---------           ---------           ---------
                                                             $ 156,500             153,541             196,793
                                                             =========           =========           =========
     Capital and wagering systems expenditures
          North America ..................................   $  22,082               7,199               8,518
          Europe .........................................       1,978                 289                 723
          Asia ...........................................          --                  --                  --
                                                             ---------           ---------           ---------
                                                             $  24,060               7,488               9,241
                                                             =========           =========           =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(19) Selected Quarterly Financial Data--(Unaudited)

     Selected quarterly financial data for the years ended October 31, 1998 and 1997 is as follows:

                                                                                           Year Ended October 31, 1998
                                                                                 --------------------------------------------
                                                                                   First       Second      Third      Fourth
                                                                                  Quarter      Quarter    Quarter     Quarter
                                                                                 --------      -------    -------     -------
       Total operating revenues ................................................ $ 34,431      36,215      38,795      49,872
       Gross profit ............................................................   12,933      13,946      13,170      14,609
       Net loss ................................................................   (5,194)     (2,066)     (4,413)     (4,207)
       Net loss per basic share and diluted share .............................. $  (0.15)      (0.06)      (0.12)      (0.12)
                                                                                 ========    ========    ========    ========
       Weighted average number of shares used in per share calculation .........   35,389      35,504      35,916      35,941
                                                                                 ========    ========    ========    ========

                                                                                            Year Ended October 31, 1997
                                                                                 -------------------------------------------
                                                                                   First       Second      Third      Fourth
                                                                                  Quarter      Quarter    Quarter     Quarter
                                                                                 --------      -------    -------     -------
       Total operating revenues ................................................ $ 35,515      41,921      35,818      44,078
       Gross profit ............................................................   13,729      16,436      14,356      16,919
       Loss before extraordinary item ..........................................   (7,423)     (4,691)     (1,712)     (3,435)
       Extraordinary item ......................................................       --          --        (426)         --
       Net loss ................................................................   (7,423)     (4,691)     (2,138)     (3,435)
       Net loss per basic share and diluted share before extraordinary item ....    (0.23)      (0.14)      (0.05)      (0.09)
       Extraordinary item per basic share and diluted share ....................       --          --       (0.01)         --
       Net loss per basic share and diluted share .............................. $  (0.23)      (0.14)      (0.06)      (0.09)
                                                                                 ========    ========    ========    ========
       Weighted average number of shares used in per share calculation .........   32,734      34,498      35,312      35,335
                                                                                 ========    ========    ========    ========

     Certain reclassifications have been made to the previously reported quarterly data to conform to the current presentation.

(20) Unusual Items

     In fiscal 1998, the Company recognized unusual charges of $1.5 million for severance and downsizing costs, primarily in the Company's French pari-mutuel operations, and accelerated the amortization of related goodwill due to the loss of a major service contract. In addition, in fiscal 1998, the Company reversed reserves of $1.3 million in connection with the collection of receivables previously reserved due to concerns about their recoverability and for cost savings related to the refurbishment of certain terminals.


     In the third quarter of fiscal 1996, the Company recorded charges in other deductions of $647 for costs incurred in connection with the Company's proposed but uncompleted third quarter 1996 debt offering, and charges in selling, general and administrative expense of $569 for contractual payments related to the departure of the President of the Company. Partially offsetting these costs was the reversal of $649 of fiscal 1995 restructuring cost accruals because of the Company's decision to continue limited manufacturing of wagering terminals at its plant in Ireland.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

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

     The Settlement Agreement was finalized on December 24, 1996, at which time the Company paid $7,500 in cash plus 2,964 shares of Class A Common Stock which had an aggregate value of $3,500 based on the average price of the Company's Class A Common Stock for 10 trading days preceding the final hearing in the District Court. Insurance companies providing directors and officers insurance contributed approximately $6,500 of the cash portion of the settlement, with $1,250 of that amount in the form of a loan to the Company, with the payment terms subject to negotiation. The Company accrued a charge of $6,800 against operations in fiscal 1996 to reflect the settlement and anticipated legal fees.

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

     Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, the Guarantor Subsidiaries and the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 1998 and October 31, 1997 and for the fiscal years ended October 31, 1998, 1997 and 1996. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1998
                                 (in thousands)

                                                   Parent      Guarantor      Non-Guarantor   Eliminating
                                                  Company     Subsidiaries    Subsidiaries      Entries      Consolidated
                                                ----------    ------------    -------------   -----------    ------------
ASSETS
   Cash and cash equivalents .................   $   2,054          260          4,495              --            6,809
   Accounts receivable, net ..................          --       18,559          3,193              --           21,752
   Other current assets ......................          39       10,245          4,058            (477)          13,865
   Property and equipment, net ...............         389       70,897          7,437            (290)          78,433
   Investment in subsidiaries ................      62,826           --             --         (62,826)              --
   Goodwill ..................................         204        1,686          1,724              --            3,614
   Other assets ..............................       6,090       26,748            692          (1,503)          32,027
                                                 ---------    ---------      ---------        --------          -------

       Total assets ..........................   $  71,602      128,395         21,599         (65,096)         156,500
                                                 =========    =========      =========        ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities .......................   $  12,463       21,668          8,103              78           42,312
   Current installments of long-term debt ....          --        2,679            326             (13)           2,992
   Long-term debt, excluding current
     installments ............................     146,250        9,056            572              --          155,878
   Other non-current liabilities .............       1,535        1,192          1,229              --            3,956
   Intercompany balances .....................     (40,008)      42,900         (2,892)             --               --
   Stockholders' equity (deficit) ............     (48,638)      50,900         14,261         (65,161)         (48,638)
                                                 ---------    ---------      ---------        --------          -------

   Total liabilities  and stockholders'
     equity (deficit) ........................   $  71,602      128,395         21,599         (65,096)         156,500
                                                 =========    =========      =========        ========          =======


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1997
                                 (in thousands)

                                                       Parent        Guarantor    Non-Guarantor     Eliminating
                                                       Company     Subsidiaries    Subsidiaries       Entries    Consolidated
                                                      ---------    ------------   -------------     -----------  ------------
ASSETS
   Cash and cash equivalents .....................   $  15,582            328         2,297             --         18,207
   Accounts receivable, net ......................          --         10,547         3,013             --         13,560
   Other current assets ..........................         711          6,223         2,791           (284)         9,441
   Property and equipment, net ...................         161         67,071         9,302           (145)        76,389
   Investment in subsidiaries ....................      54,760             --            --        (54,760)            --
   Goodwill ......................................         211          2,635         3,070             --          5,916
   Other assets ..................................       5,937         24,895           528         (1,332)        30,028
                                                     ---------        -------        ------         ------      ---------

      Total assets ...............................   $  77,362        111,699        21,001        (56,521)       153,541
                                                     =========        =======        ======         ======      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities ...........................   $  14,812         14,515         3,921           (139)        33,109
   Current installments of long-term debt ........       1,250            474           910            (25)         2,609
   Long-term debt, excluding current
     installments ................................     145,000            323         1,925             --        147,248
   Other non-current liabilities .................       1,111            538         2,166             --          3,815
   Intercompany balances .........................     (51,571)        54,467        (3,112)           216             --
   Stockholders' equity (deficit) ................     (33,240)        41,382        15,191        (56,573)       (33,240)
                                                     ---------        -------        ------         ------      ---------
   Total  liabilities  and  stockholders'
     equity (deficit) ............................   $  77,362        111,699        21,001        (56,521)       153,541
                                                     =========        =======        ======         ======      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1998
                                 (in thousands)

                                                       Parent        Guarantor    Non-Guarantor   Eliminating
                                                      Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                      --------      ------------  --------------  -----------   ------------
Operating revenues ..............................     $     --        140,327         30,247        (11,261)       159,313
Operating expenses ..............................           --         92,086         23,191        (10,622)       104,655

                                                      --------       --------       --------       --------       --------

   Gross profit .................................           --         48,241          7,056           (639)        54,658

Selling, general and administrative expenses ....        9,179         13,247          3,779             --         26,205
Loss on sale of businesses ......................           66             --             --             --             66
Depreciation and amortization ...................          140         25,674          3,963           (288)        29,489
                                                      --------       --------       --------       --------       --------
   Operating income (loss) ......................       (9,385)         9,320           (686)          (351)        (1,102)
Interest expense ................................       14,985            340            274            (78)        15,521
Other (income) expense ..........................         (610)          (110)          (422)            78         (1,064)
                                                      --------       --------       --------       --------       --------
Income (loss) before equity in income of
  subsidiaries, and income taxes ................      (23,760)         9,090           (538)          (351)       (15,559)

Equity in income  of subsidiaries ...............        8,055             --             --         (8,055)            --
Income tax expense ..............................          175             53             93             --            321
                                                      --------       --------       --------       --------       --------

Net income (loss) ...............................     $(15,880)         9,037           (631)        (8,406)       (15,880)
                                                      ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1997
                                 (in thousands)

                                                          Parent       Guarantor       Non-Guarantor  Eliminating
                                                         Company      Subsidiaries     Subsidiaries     Entries    Consolidated
                                                         --------     ------------     -------------  -----------  ------------
Operating revenues ..................................    $     --        129,130         30,614         (2,412)       157,332
Operating expenses ..................................          --         80,303         17,915         (2,326)        95,892
                                                         --------       --------       --------       --------       --------

   Gross profit .....................................          --         48,827         12,699            (86)        61,440
                                                         --------       --------       --------       --------       --------

Selling, general and administrative expenses ........      10,963         12,696          4,686             99         28,444
Gain on sale of business ............................      (1,823)            --             --             --         (1,823)
Depreciation and amortization .......................          69         28,423          8,578           (342)        36,728
                                                         --------       --------       --------       --------       --------
   Operating income (loss) ..........................      (9,209)         7,708           (565)           157         (1,909)
Interest expense ....................................      14,269           (228)           497           (171)        14,367
Other (income) expense ..............................        (326)          (413)           746             72             79
                                                         --------       --------       --------       --------       --------
Income (loss) before equity in income of
   subsidiaries, income taxes, and
   extraordinary items ..............................     (23,152)         8,349         (1,808)           256        (16,355)
Equity in income  of subsidiaries ...................       4,716             --             --         (4,716)            --
Income tax expense ..................................         201            113            592             --            906
                                                         --------       --------       --------       --------       --------

Net income (loss) before extraordinary items ........     (18,637)         8,236         (2,400)        (4,460)       (17,261)
Extraordinary items:
   (Write-off) of deferred  financing fees and
     expenses, net of gain on early
     retirement of debt .............................         950         (1,376)            --             --           (426)
                                                         --------       --------       --------       --------       --------

Net income (loss) ...................................    $(17,687)         6,860         (2,400)        (4,460)       (17,687)
                                                         ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1996
                                 (in thousands)

                                                         Parent      Guarantor      Non-Guarantor   Eliminating
                                                         Company    Subsidiaries     Subsidiaries     Entries     Consolidated
                                                       ---------    ------------    -------------   ------------  ------------

Operating revenues ................................    $     --        121,294         57,197         (2,256)       176,235
Operating expenses ................................          --         78,466         36,159         (2,087)       112,538
                                                       --------       --------       --------       --------       --------

   Gross profit ...................................          --         42,828         21,038           (169)        63,697


Selling, general and administrative expenses ......       9,771         13,443          8,834           (127)        31,921
Restructuring and write-off of assets .............         233             --           (882)            --           (649)
Depreciation and amortization .....................          40         29,674         11,456           (317)        40,853
                                                       --------       --------       --------       --------       --------
   Operating income (loss) ........................     (10,044)          (289)         1,630            275         (8,428)
Interest expense ..................................      14,499            288            391           (341)        14,837
Other (income) expense ............................       8,581           (184)          (335)           425          8,487
                                                       --------       --------       --------       --------       --------
Income (loss) before equity in loss of
  subsidiaries and income taxes ...................     (33,124)          (393)         1,574            191        (31,752)
Equity in loss of subsidiaries ....................        (671)            --             --            671             --
Income tax expense ................................         400            200          1,843             --          2,443
                                                       --------       --------       --------       --------       --------
Net income (loss) .................................    $(34,195)          (593)          (269)           862        (34,195)
                                                       ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1998
                                 (in thousands)

                                                         Parent        Guarantor     Non-Guarantor  Eliminating
                                                        Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                       --------       ------------   -------------  ------------  ------------

Net income (loss) .................................    $(15,880)         9,037           (631)        (8,406)       (15,880)
   Depreciation and amortization ..................         140         25,674          3,963           (288)        29,489
   Equity in income of subsidiaries ...............      (8,055)            --             --          8,055             --
   Loss on sale of businesses .....................          66             --             --             --             66
   Other non-cash adjustments .....................       1,234            (77)          (414)            --            743
   Changes in working capital .....................      (1,957)        (4,404)           (51)           154         (6,258)
                                                       --------       --------       --------       --------       --------

Net cash provided by (used in ) operating
   activities .....................................     (24,452)        30,230          2,867           (485)         8,160
                                                       --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures ......        (316)       (21,620)        (2,557)           433        (24,060)
   Cash acquired with business acquisition ........          --             --          2,177             --          2,177
   Other assets and investments ...................        (973)        (6,059)          (479)           171         (7,340)
                                                       --------       --------       --------       --------       --------


Net cash provided by (used in) investing
   activities .....................................      (1,289)       (27,678)          (859)           604        (29,223)
                                                       --------       --------       --------       --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of long
     term-debt ....................................          --         12,084            (25)            --         12,059
   Payments on long-term debt .....................          --         (2,774)          (310)            12         (3,072)
   Other, principally intercompany balances .......      12,208        (11,930)           274            (36)           516
                                                       --------       --------       --------       --------       --------

Net cash provided by (used in) financing
   activities .....................................      12,208         (2,620)           (61)           (24)         9,503
                                                       --------       --------       --------       --------       --------

Effect of exchange rate changes on cash ...........           5              1            251            (95)           162
                                                       --------       --------       --------       --------       --------

Increase/(decrease) in cash and cash
   equivalents ....................................     (13,528)           (68)         2,198             --        (11,398)
Cash and cash equivalents, beginning of year ......      15,582            328          2,297             --         18,207
                                                       ========       ========       ========       ========       ========

Cash and cash equivalents, end of year ............    $  2,054            260          4,495             --          6,809
                                                       ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1997
                                 (in thousands)

                                                        Parent         Guarantor     Non-Guarantor  Eliminating
                                                        Company       Subsidiaries   Subsidiaries     Entries    Consolidated
                                                      ---------      -------------  --------------  -----------  -------------
Net income (loss) ................................    $ (17,687)         6,860         (2,400)        (4,460)       (17,687)
   Depreciation and amortization .................           69         28,423          8,578           (342)        36,728
   Equity in income of subsidiaries ..............       (4,716)            --             --          4,716             --
   Gain on sale of business ......................       (1,823)            --             --             --         (1,823)
   Non-cash extraordinary items ..................         (950)         1,376             --             --            426
   Other non-cash adjustments ....................        3,264             40           (658)            --          2,646
   Changes in working capital ....................        5,004         (4,531)         2,942             13          3,428
                                                      ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in ) operating
   activities ....................................      (16,839)        32,168          8,462            (73)        23,718
                                                      ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures .....          (49)        (5,415)        (2,062)            38         (7,488)
   Proceeds from sale of business and assets
     disposals ...................................       23,216            260         (2,420)            --         21,056
   Other assets and investments ..................         (442)        (1,463)          (642)          (140)        (2,687)
                                                      ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) investing
   activities ....................................       22,725         (6,618)        (5,124)          (102)        10,881
                                                      ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Net repayments under revolving credit
     facility ....................................           --        (71,890)            --             --        (71,890)
   Net proceeds from issuance of long
     term-debt ...................................      105,100             --          1,234             --        106,334
   Payments on long-term debt ....................       (4,350)       (52,224)          (846)            25        (57,395)
   Other, principally intercompany balances ......      (94,432)        98,631         (3,401)           163            961
                                                      ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) financing
   activities ....................................        6,318        (25,483)        (3,013)           188        (21,990)
                                                      ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ..........            2             --           (379)           (13)          (390)
                                                      ---------      ---------      ---------      ---------      ---------

Increase/(decrease) in cash and cash
  equivalents ....................................       12,206             67            (54)            --         12,219
Cash and cash equivalents, beginning of year .....        3,376            261          2,351             --          5,988
                                                      ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents, end of year ...........    $  15,582            328          2,297             --         18,207
                                                      =========      =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1996
                                 (in thousands)

                                                            Parent        Guarantor     Non-Guarantor  Eliminating
                                                           Company       Subsidiaries   Subsidiaries     Entries      Consolidated
                                                          --------       ------------   -------------  -----------    ------------
Net income (loss) ...................................     $(34,195)          (593)          (269)           862        (34,195)
   Depreciation and amortization ....................           40         29,674         11,456           (317)        40,853
   Equity in loss of subsidiaries ...................          671             --             --           (671)            --
   Other non-cash adjustments .......................        7,188            441            (13)           152          7,768
   Changes in working capital .......................          373         (2,274)         2,431            (88)           442
                                                          --------       --------       --------       --------       --------

Net cash provided by (used in ) operating
   activities .......................................      (25,923)        27,248         13,605            (62)        14,868
                                                          --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures ........         (114)        (7,863)        (1,262)            (2)        (9,241)
   Proceeds from asset sales ........................        3,000          1,024            660             --          4,684
   Other assets and investments .....................       (1,470)           144         (2,673)           667         (3,332)
                                                          --------       --------       --------       --------       --------


Net cash provided by (used in) investing activities..        1,416         (6,695)        (3,275)           665         (7,889)
                                                          --------       --------       --------       --------       --------

Cash flows from financing activities:
   Net borrowings under lines of credit .............           --          2,610             --             --          2,610
   Net proceeds from issuance of long
     term-debt ......................................           --          1,626            924             --          2,550
   Payments on long-term debt .......................           --         (8,930)        (1,926)            27        (10,829)
   Other, principally intercompany balances .........       24,112        (15,947)        (7,391)          (774)            --
                                                          --------       --------       --------       --------       --------


Net cash provided by (used in) financing activities .       24,112        (20,641)        (8,393)          (747)        (5,669)
                                                          --------       --------       --------       --------       --------

Effect of exchange rate changes on cash .............          386             (1)          (842)           144           (313)
                                                          --------       --------       --------       --------       --------

Increase/(decrease) in cash and cash
  equivalents .......................................           (9)           (89)         1,095             --            997
Cash and cash equivalents, beginning of year ........        3,385            350          1,256             --          4,991
                                                          --------       --------       --------       --------       --------

Cash and cash equivalents, end of year ..............     $  3,376            261          2,351             --          5,988
                                                          ========       ========       ========       ========       ========

                                                                     SCHEDULE II

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Three years ended October 31, 1998
                                 (in thousands)

                                                                        Additions
                                                                  -----------------------
                                                                  Charged
                                                   Balance at        to       Charged                         Balance at
                                                   beginning      costs and   to other                          end of
                                                   of period       expenses    accounts      Deductions(1)      period
                                                   ---------      ---------   ---------      ------------     ----------
Year ended October 31, 1996
Allowance for doubtful accounts................    $ 1,679        1,392           --            1,018          2,053
Reserve for inventory obsolesce................    $ 2,923           26           (7)             614          2,328

Year ended October 31, 1997
Allowance for doubtful accounts................    $ 2,053        1,070           --            1,147          1,976
Reserve for inventory obsolesce................    $ 2,328          185          187              462          2,238

Year ended October 31, 1998
Allowance for doubtful accounts................    $ 1,976          888           --            1,053          1,811
Reserve for inventory obsolesce................    $ 2,238          296           50              247          2,337

(1) Amounts written off or collected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company and information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's proxy statement in connection with the 1999 Annual Meeting of Stockholders under the caption "Election of Directors." Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction [G3].

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation under the caption "Executive Compensation; Certain Arrangements," in the Company's proxy statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information under the caption "Certain Arrangements Between the Company and its Directors and Officers" in the Company's proxy statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial  Statements--See Index to Consolidated  Financial Statements
          attached hereto, page 30.

     2. Financial Statements Schedule--See Index to Consolidated Financial Statements attached hereto, page 30.

     3.   Exhibits--The following is a list of exhibits:

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

   4.4        Certificate representing share of Class A Common Stock of the Company.(2)

   10.1 Credit Agreement, dated as of July 28, 1997, between the Company, the financial institutions party thereto and DLJ Capital Funding, Inc. as agent (the "Credit Agreement").(5)

   10.2       1984 Stock Option Plan, as amended.(6)*

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

   10.7       Asset Purchase Agreement dated January 12, 1995 between Autotote Communication Services, Inc.
              and IDB Communications Group Inc.(11)

   10.8       Purchase Agreement dated October 14, 1994 between Autotote Corporation, Yves Alexandre, Marie
              A. Alexandre and Frederic Alexandre. (English summary attached to French original).(12)

   10.9       Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut,
              Division of Special Revenue, dated June 30, 1993.(13)

   10.10      Stock Purchase Agreement between the Company and General Instrument Corporation dated May 18,
              1993.(14)

   10.11      Purchase and Sale Agreement between the Company and Sven Eriksson dated May 27, 1993.(15)

  Exhibit
  Number                                   Description
  -------                                  -----------
   10.12      Agreement among ETAG Electronic Totalisator AG, Gerhard Harwalik, Peter Freudenschuss, Peter
              Tinkl and Manfred Harwalik dated July 27, 1993.(16)

   10.13      Purchase Agreement among certain purchasers and Autotote Corporation dated August 13, 1993 with respect to the 5  1/2% Convertible Subordinated Debentures due 2001.(17)

   10.14      1992 Equity Incentive Plan, as amended and restated.*(+)

   10.15 Registration Rights Agreement, dated as of November 6, 1995, between the Company and Hartford Stock Fund and Hartford Advisers
              Fund (collectively, the "Funds")(18)

   10.16      Interest Agreement, dated as of November 6, 1995, between the Company and the Funds.(19)

   10.17      Letter Agreement, dated as of January 3, 1995, between the Company and Martin E. Schloss.(20)*

   10.18      Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco
              Properties, L.P. ("Fusco").(21)

   10.19      Lease Agreement, dated as of January 19, 1996, between Fusco and Autotote Systems, Inc.(22)

   10.20      Employment Agreement, dated February 22, 1996, between the Company and William Luke.(23)*

   10.21      Promissory Note dated May 13, 1996 between the Company and A. Lorne Weil.(24)

   10.22      Stock Transfer  Agreement among the Company and American Wagering,
              Inc., dated October 25, 1996, with respect to all outstanding stock of Autotote CBS, Inc.(25)

   10.23      Stock Purchase Agreement among the Company and Scientific Games Holding Corp., Tele Control
              Kommunikations und Computersysteme Aktien Gesellschaft.(26)

   10.24      1997 Incentive Compensation Plan.(27)*

   10.25      1995 Equity Incentive Plan.*(28)

   10.26      Employment Agreement effective November 1, 1997 between A. Lorne Weil and Autotote Corporation (the
              "Weil Employment Agreement").(29)*

   10.27      Amendment dated September 10, 1998, to the Weil Employment Agreement *(+)

   10.28      Form of Change in Control Agreement effective November 1, 1997 between the Company and its executive officers and certain non-executive officers.(30)*

   10.29      Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998.(31)

   10.30      General  Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998.(32)

   10.31      Term  Loan  Agreement  dated May 22,  1998 by and among  Autotote Corporation,  Autotote  Lottery
              Corporation,  various  financial institutions and Heller Financial, Inc., as agent.(33)

   10.32      Purchase Agreement between Autotote Corporation and Stichting Hippo Toto dated June 29, 1998.(34)

  Exhibit
  Number                                   Description
  -------                                   -----------
   10.33      1992 Equity Incentive Plan, as amended and restated, effective September 10, 1998. *(+)

   10.34      The Autotote Corporation Key Executive Deferred Compensation Plan, and Plan Adoption Agreement *(+)

   10.35      First Amendment dated December 31, 1997 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as successor agent. (+)

   10.36      Second Amendment and waiver dated May 22, 1988 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent. (+)

   10.37      Waiver and Third Amendment dated December 31, 1998 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent. (+)

   21.1       List of Subsidiaries. (+)

   23         Consent of KPMG LLP. (+)

   99.7       Warrant to Purchase Class B Nonvoting Common Stock of Autotote Corporation dated October 30, 1992 issued to various lenders.(35)

   99.8       Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement").(36)

   99.9       Warrant Agreement dated as of January 26, 1996 (the "1996 Warrant Agreement").(37)

   99.10      Amendment dated January 29, 1997 amending both the 1995 Warrant Agreement and the 1996 Warrant
              Agreement. (38)

   99.11 Order and Final Judgment of the United States District Court for the District of Delaware dated October 22, 1996, Amendment to
              Amended Stipulation and Agreement of Settlement, dated November 7,
              1996, and Amended  Stipulation  and Agreement of Settlement  dated
              July 19, 1996.(39)

(1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.

(2) Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20, 1992 (the "1992 S-8").

(3) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 11, 1997 (the "1997 8-K")

(4)  Incorporated by reference to Exhibit 2 to the Company's 1997 8-K.

(5)  Incorporated by reference to Exhibit 3 to the Company's 1997 8-K.

(6)  Incorporated by reference to Exhibit 4.1 to the Company's 1992 S-8.

(7) Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K").

(8)  Incorporated by reference to Exhibit 10.46 to the Company's 1992 10-K.

(9)  Incorporated by reference to Exhibit 10.39 to the Company's 1992 10-K.

(10) Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 (the "1994 10-K").

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

(14) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1993.

(15) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 22, 1993.

(16) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 8, 1993.

(17) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated September 8, 1993.

(18) Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (the "1995 10-K").

(19) Incorporated by reference to Exhibit 10.37 to the Company's 1995 10-K.

(20) Incorporated by reference to Exhibit 10.40 to the Company's 1995 10-K.

(21) Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995, dated February 20, 1996 (the "1995 10-K/A").

(22) Incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A.

(23) Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.

(24) Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996.

(25) Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective September 12, 1997 (the "1997 S-4/A").

(26) Incorporated by reference to Exhibit 10.27 to the Company's Current Report on Form 8-K dated April 15, 1997.

(27) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-44979) which became effective January 27, 1998.

(28) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

(29) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.

(30) Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998

(31) Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

(32) Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.

(33) Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.

(34) Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.

(35) Incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K.

(36) Incorporated by reference to Exhibit 99.8 to the Company's 1997 S-4/A.

(37) Incorporated by reference to Exhibit 99.9 to the Company's 1997 S-4/A.

(38) Incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A.

(39) Incorporated by reference to Exhibit 28.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

----------
*    Includes management contracts and compensation plans and arrangements.

(+)  Filed herewith.

     (b)  Reports  on Form 8-K
          No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    AUTOTOTE CORPORATION

Dated: January 27, 1999

                                           By: /s/A. Lorne Weil
                                               ---------------------------------
                                           A. Lorne Weil, Chairman of the Board,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1999.

           Signature                                Title                              Date
------------------------------     ------------------------------------------    ----------------

      /S/ A. LORNE WEIL            Chairman of the Board, President and Chief    January 27, 1999
      ------------------------     Executive Officer, and Director
      A. Lorne Weil                (principal executive officer)



      /S/ DEWAYNE E. LAIRD         Vice President and Chief                      January 27, 1999
      ------------------------     Financial Officer
      DeWayne E. Laird             (principal financial and accounting
                                   officer)



      /S/ LARRY J. LAWRENCE        Director                                      January 27, 1999
      ------------------------
      Larry J. Lawrence


      /S/ SIR BRIAN G. WOLFSON     Director                                      January 27, 1999
      ------------------------
      Sir Brian G. Wolfson


      /S/ ALAN J. ZAKON            Director                                      January 27, 1999
      ------------------------
      Alan J. Zakon


      /S/ MARSHALL BARTLETT        Director                                      January 27, 1999
      ---------------------
      Marshall Bartlett

                                  EXHIBIT INDEX

Exhibit No.                      Description                                         Page
-----------                      -----------                                         ----
21.1      List of Subsidiaries.

23        Consent of KPMG LLP.

10.27     Amendment, dated September 10, 1998, to the Weil Employment Agreement.

10.33     1992  Equity  Incentive  Plan,  as  amended  and  restated,  effective
          September 10, 1998.

10.34     The Autotote Corporation Key Executive Deferred Compensation Plan, and
          Plan Adoption Agreement.

10.35 First Amendment dated December 31, 1997 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as successor agent.

10.36     Second  Amendment  and  waiver  dated  May  22,  1988  to  the  Credit
          Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent.

10.37     Waiver  and Third  Amendment  dated  December  31,  1998 to the Credit
          Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent.

27        Financial Data Schedule.