Form 10-Q
period 1999-01-31
AUTOTOTE CORP
filed 1999-03-17
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition from ___________________ to ____________________

                         Commission File number: 0-13063

                              AUTOTOTE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       81-0422894
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                 750 Lexington Avenue, New York, New York 10022
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212)-754-2233
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1999:

                        Class A Common Stock: 36,026,115
                           Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                         QUARTER ENDED JANUARY 31, 1999


                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

             Balance Sheets as of January 31, 1999
             and October 31, 1998                                           3

             Statements of Operations for the Three Months Ended
             January 31, 1999 and 1998                                      4

             Statements of Cash Flows for the Three Months Ended
             January 31, 1999 and 1998                                      5


             Notes to Consolidated Financial Statements                     6-11


Item 2.   Management's Discussion and Analysis of Financial

             Condition and Results of Operations                           12-14


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8K                                   15

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                  January 31,   October 31,
                                                                                     1999          1998
                                                                                  ----------   -----------
                                           ASSETS                                 (Unaudited)
Current assets:
     Cash and cash equivalents ................................................   $   4,955        6,809
     Restricted cash ..........................................................         670          638
     Accounts receivable, net .................................................      20,106       21,752
     Inventories ..............................................................      12,055       11,295
     Prepaid expenses, deposits and other current assets ......................       2,890        1,932
                                                                                  ---------    ---------
          Total current assets ................................................      40,676       42,426
                                                                                  ---------    ---------
Property and equipment, at cost ...............................................     190,908      196,748
     Less accumulated depreciation ............................................     114,825      118,315
                                                                                  ---------    ---------
          Net property and equipment ..........................................      76,083       78,433
                                                                                  ---------    ---------
Goodwill, net of amortization .................................................       3,234        3,614
Operating right, net of amortization ..........................................      14,598       14,848
Other assets and investments ..................................................      18,565       17,179
                                                                                  ---------    ---------
                                                                                  $ 153,156      156,500
                                                                                  =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt ...................................   $   2,915        2,992
     Accounts payable .........................................................      11,532       13,610
     Accrued liabilities ......................................................      23,475       24,996
     Interest payable .........................................................       7,435        3,706
                                                                                  ---------    ---------
          Total current liabilities ...........................................      45,357       45,304
                                                                                  ---------    ---------
Deferred income taxes .........................................................       1,810        1,832
Other long-term liabilities ...................................................       1,895        2,124
Long-term debt, excluding current installments ................................     120,230      120,878
Long-term debt, convertible subordinated debentures ...........................      35,000       35,000
                                                                                  ---------    ---------
          Total liabilities ...................................................     204,292      205,138
                                                                                  ---------    ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding ..........................................          --           --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,026 and 35,943 shares outstanding at January 31, 1999
        and October 31, 1998, respectively ....................................         361          360
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..........................................          --           --
     Additional paid-in capital ...............................................     149,199      149,119
     Accumulated losses .......................................................    (199,665)    (197,231)
     Accumulated other comprehensive loss .....................................        (929)        (784)
     Treasury stock, at cost ..................................................        (102)        (102)
                                                                                  ---------    ---------
          Total stockholders' equity (deficit) ................................     (51,136)     (48,638)
                                                                                  ---------    ---------
                                                                                  $ 153,156      156,500
                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three Months Ended January 31, 1999 and 1998
               (Unaudited, in thousands, except per share amounts)

                                                                                 1999        1998
                                                                               --------    --------
Operating revenues:
     Services ..............................................................   $ 34,229      31,327
     Sales .................................................................     11,423       3,104
                                                                               --------    --------
                                                                                 45,652      34,431
                                                                               --------    --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................     23,163      19,705
     Sales .................................................................      8,156       1,793
                                                                               --------    --------
                                                                                 31,319      21,498
                                                                               --------    --------
          Total gross profit ...............................................     14,333      12,933
Selling, general and administrative expenses ...............................      6,788       7,159
Depreciation and amortization ..............................................      5,733       7,385
                                                                               --------    --------
          Operating income (loss) ..........................................      1,812      (1,611)
Other deductions:
     Interest expense ......................................................      4,070       3,829
     Other (income) expense ................................................         45        (371)
                                                                               --------    --------
                                                                                  4,115       3,458
                                                                               --------    --------
     Loss before income tax expense ........................................     (2,303)     (5,069)
Income tax expense .........................................................        131         125
                                                                               --------    --------
Net loss ...................................................................   $ (2,434)     (5,194)
                                                                               ========    ========

Net loss per basic share and diluted share .................................   $  (0.07)      (0.15)
                                                                               ========    ========
Number of shares used in per share calculation .............................     35,998      35,389
                                                                               ========    ========


          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three Months Ended January 31, 1999 and 1998
                            (Unaudited, in thousands)

                                                                                    1999       1998
                                                                                   -------    -------
Cash flows from operating activities:
     Net loss ..................................................................   $(2,434)    (5,194)
                                                                                   -------    -------
     Adjustments to reconcile net loss to cash provided by operating activities:
          Depreciation and amortization ........................................     5,733      7,385
          Changes in operating assets and liabilities ..........................        65      3,838
          Other ................................................................       299        283
                                                                                   -------    -------
               Total adjustments ...............................................     6,097     11,506
                                                                                   -------    -------
Net cash provided by operating activities ......................................     3,663      6,312
                                                                                   -------    -------

Cash flows from investing activities:
     Capital expenditures ......................................................      (326)      (326)
     Wagering systems expenditures .............................................    (1,832)    (3,879)
     Proceeds from asset disposals .............................................        --         44
     Increase in other assets and investments ..................................    (2,582)    (1,446)
                                                                                   -------    -------
Net cash used in investing activities ..........................................    (4,740)    (5,607)
                                                                                   -------    -------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt ..................................        60         --
     Payments on long-term debt ................................................      (750)      (337)
                                                                                   -------    -------
Net cash used in financing activities ..........................................      (690)      (337)
                                                                                   -------    -------

Effect of exchange rate changes on cash ........................................       (87)      (126)
                                                                                   -------    -------
Increase (decrease) in cash and cash equivalents ...............................    (1,854)       242
Cash and cash equivalents, beginning of period .................................     6,809     18,207
                                                                                   -------    -------
Cash and cash equivalents, end of period .......................................   $ 4,955     18,449
                                                                                   =======    =======

Supplemental  disclosure  of cash flow  information:
 Cash paid  during  the period for:
     Interest ..................................................................   $    61        173
                                                                                   =======    =======
     Income taxes ..............................................................   $   178        148
                                                                                   =======    =======


          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1) Consolidated Financial Statements

     The consolidated balance sheet as of January 31, 1999 and the consolidated statements of operations for the three months ended January 31, 1999 and 1998, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at January 31, 1999 and the results of its operations for the three months ended January 31, 1999 and 1998 and its cash flows for the three months ended January 31, 1999 and 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the period ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

     Certain  items  in  the  prior  year's   financial   statements  have  been
reclassified to conform with the current year presentation.

Change in Depreciable Lives of Pari-mutuel Terminals

     Effective November 1, 1998 the Company lengthened the depreciable lives of pari-mutuel terminals from seven to ten years as a result of the renewal of a number of key service contracts and the realized equipment durability. The change in the depreciable lives of pari-mutuel terminals resulted in an approximate $1,100 decrease in loss before income tax expense and net loss and a $0.03 decrease in net loss per basic and diluted share in the first quarter of fiscal 1999.

2) Acquisition of Netherlands Subsidiary

     On July 1, 1998, the Company completed the purchase of Hippo Toto B. V., which was renamed Autotote Nederland B.V. This wholly owned subsidiary holds an exclusive five-year license to operate all on-track and off-track pari-mutuel wagering in the Netherlands. The initial license, granted by the Dutch Ministry of Agriculture, extends through June 30, 2003. The purchase was for nominal consideration and the acquisition was recorded using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The operating results of Autotote Nederland B.V. have been included in the consolidated statements of operations since the date of acquisition.

3) Comprehensive Income (Loss)

     On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components. SFAS 130 requires the unrealized losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive loss. The following presents a reconciliation of net loss to comprehensive loss for the three months ended January 31, 1999 and 1998:

                                                Three months ended January 31,
                                               -------------------------------
                                                    1999       1998
                                                   -------    -------

          Net loss .............................   $(2,434)    (5,194)
          Other comprehensive loss:
               Foreign currency translation ....      (145)      (282)
                                                   -------    -------
          Comprehensive loss ...................   $(2,579)    (5,476)
                                                   =======    =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

4) Inventories

     Inventories consist of the following:

                                                 January 31,   October 31,
                                                    1999          1998
                                                -----------    ----------

          Parts and work-in-process ........      $10,958       10,082
          Finished goods ...................          360          448
          Ticket paper .....................          737          765
                                                  -------      -------
                                                  $12,055       11,295
                                                  =======      =======

     Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

5) Debt

     At January 31, 1999, the Company had approximately $24,194 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were no borrowings outstanding under the Facility at January 31, 1999, however, approximately $806 in letters of credit were issued under the Facility.


6)  Financial   Information  for  Guarantor   Subsidiaries   and   Non-Guarantor
Subsidiaries

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. In July 1997, the Company issued $110,000 aggregate principal amount of Senior Notes bearing interest at an annual rate of 10 7/8% (the "Notes"). On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12,000 three-year term loan arrangement that bears interest at a fixed annual rate of 8.87% (the "Term Loan"). The Term Loan was extended in conjunction with the Facility and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and the Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). (See Note 7 to the Consolidated Financial Statements for the year ended October 31, 1998 in the Company's 1998 Annual Report on Form 10-K.)

     Presented below is condensed consolidating financial information for Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, the Guarantor Subsidiaries and the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of January 31, 1999 (unaudited) and October 31, 1998 (audited) and for the three month periods ended January 31, 1999 and 1998 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                January 31, 1999
                                 (in thousands)

                                                               Parent        Guarantor    Non-Guarantor   Eliminating
                                                               Company      Subsidiaries   Subsidiaries     Entries     Consolidated
                                                              ---------    -------------  -------------   -----------   ------------
ASSETS
   Cash and cash equivalents ............................     $   1,840           (172)         3,287             --          4,955
   Accounts receivable, net .............................            --         17,635          2,471             --         20,106
   Other current assets .................................            18         11,916          4,158           (477)        15,615
   Property and equipment, net ..........................           364         68,589          7,459           (329)        76,083
   Investment in subsidiaries ...........................        66,813             --             --        (66,813)            --
   Goodwill .............................................           203          1,404          1,627             --          3,234
   Other assets .........................................         6,506         27,918            830         (2,091)        33,163
                                                              ---------      ---------      ---------      ---------      ----------

      Total assets ......................................     $  75,744        127,290         19,832        (69,710)       153,156
                                                              =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt ...............     $      --          2,677            251            (13)         2,915
   Current liabilities ..................................        15,010         21,429          5,925             78         42,442
   Long-term debt, excluding current
      installments ......................................       146,250          8,433            547             --        155,230
   Other non-current liabilities ........................         2,068            442          1,773           (578)         3,705
   Intercompany balances ................................       (36,448)        39,185         (2,737)            --             --
   Stockholders' equity (deficit) .......................       (51,136)        55,124         14,073        (69,197)       (51,136)
                                                              ---------      ---------      ---------      ---------      ----------
      Total liabilities and
         stockholders' equity (deficit) .................     $  75,744        127,290         19,832        (69,710)       153,156
                                                              =========      =========      =========      =========      =========


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1998
                                 (in thousands)

                                                               Parent        Guarantor    Non-Guarantor   Eliminating
                                                               Company      Subsidiaries   Subsidiaries     Entries     Consolidated
                                                              ---------    -------------  -------------   -----------   ------------
ASSETS
   Cash and cash equivalents .............................     $   2,054            260         4,495             --          6,809
   Accounts receivable, net ..............................            --         18,559         3,193             --         21,752
   Other current assets ..................................            39         10,245         4,058           (477)        13,865
   Property and equipment, net ...........................           389         70,897         7,437           (290)        78,433
   Investment in subsidiaries ............................        62,826             --            --        (62,826)            --
   Goodwill ..............................................           204          1,686         1,724             --          3,614
   Other assets ..........................................         6,090         26,748           692         (1,503)        32,027
                                                               ---------      ---------     ---------      ---------      ---------

      Total assets .......................................     $  71,602        128,395        21,599        (65,096)       156,500
                                                               =========      =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt ................     $      --          2,679           326            (13)         2,992
   Current liabilities ...................................        12,463         21,668         8,103             78         42,312
   Long-term debt, excluding current
      installments .......................................       146,250          9,056           572             --        155,878
   Other non-current liabilities .........................         1,535          1,192         1,229             --          3,956
   Intercompany balances .................................       (40,008)        42,900        (2,892)            --             --
   Stockholders' equity (deficit) ........................       (48,638)        50,900        14,261        (65,161)       (48,638)
                                                               ---------      ---------     ---------      ---------      ---------
      Total liabilities and
         stockholders' equity (deficit) ..................     $  71,602        128,395        21,599        (65,096)       156,500
                                                               =========      =========     =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       Three Months Ended January 31, 1999
                                 (in thousands)

                                                             Parent       Guarantor      Non-Guarantor   Eliminating
                                                             Company     Subsidiaries     Subsidiaries     Entries     Consolidated
                                                            ---------    ------------   --------------   -----------   -------------

Operating revenues ..................................        $    --          39,071         10,444          (3,863)       45,652
Operating expenses ..................................             --          26,409          8,778          (3,868)       31,319
                                                             -------         -------        -------         -------       -------

   Gross profit .....................................             --          12,662          1,666               5        14,333
Selling, general and
   administrative expenses ..........................          2,637           3,204            947              --         6,788
Depreciation and amortization .......................             45           5,002            711             (25)        5,733
                                                             -------         -------        -------         -------       -------
   Operating income (loss) ..........................         (2,682)          4,456              8              30         1,812
Interest expense ....................................          3,753             291             49             (23)        4,070
Other (income) expense ..............................            (10)              8             24              23            45
                                                             -------         -------        -------         -------       -------
Income (loss) before equity in income of
   subsidiaries, and income taxes ...................         (6,425)          4,157            (65)             30        (2,303)
Equity in income  of subsidiaries ...................          4,011              --             --          (4,011)           --
Income tax expense ..................................             20              19             92              --           131
                                                             -------         -------        -------         -------       -------

Net income (loss) ...................................        $(2,434)          4,138           (157)         (3,981)       (2,434)
                                                             =======         =======        =======         =======       =======


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       Three Months Ended January 31, 1998
                                 (in thousands)

                                                             Parent       Guarantor      Non-Guarantor    Eliminating
                                                            Company      Subsidiaries     Subsidiaries      Entries     Consolidated
                                                            -------      ------------   --------------    -----------  -------------
Operating revenues .................................        $    --          30,065           6,310          (1,944)       34,431
Operating expenses .................................             --          19,211           4,110          (1,823)       21,498

                                                            -------         -------         -------         -------       -------

   Gross profit ....................................             --          10,854           2,200            (121)       12,933
Selling, general and
   administrative expenses .........................          2,980           3,079           1,010              90         7,159
Depreciation and amortization ......................             27           6,433           1,007             (82)        7,385
                                                            -------         -------         -------         -------       -------
   Operating income (loss) .........................         (3,007)          1,342             183            (129)       (1,611)
Interest expense ...................................          3,757             (10)             90              (8)        3,829
Other (income) expense .............................           (317)            (16)            (46)              8          (371)
                                                            -------         -------         -------         -------       -------
Income (loss) before equity in income of
   subsidiaries, and income taxes ..................         (6,447)          1,368             139            (129)       (5,069)
Equity in income of subsidiaries ...................          1,316              --              --          (1,316)           --
Income tax expense .................................             63              --              62              --           125
                                                            -------         -------         -------         -------       -------

Net income (loss) ..................................        $(5,194)          1,368              77          (1,445)       (5,194)
                                                            =======         =======         =======         =======       =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       Three Months Ended January 31, 1999
                                 (in thousands)

                                                              Parent        Guarantor     Non-Guarantor    Eliminating
                                                              Company      Subsidiaries    Subsidiaries      Entries   Consolidated
                                                             ---------     ------------   -------------    ----------- -------------

Net income (loss) .......................................     $(2,434)         4,138           (157)        (3,981)        (2,434)
   Depreciation and amortization ........................          45          5,002            711            (25)         5,733
   Equity in income of subsidiaries .....................      (4,011)            --             --          4,011             --
   Changes in operating assets and liabilities ..........       2,568         (1,251)        (1,433)           181             65
   Other ................................................         303            (20)            16             --            299
                                                              -------        -------        -------        -------        -------
Net cash provided by (used in)
   operating activities .................................      (3,529)         7,869           (863)           186          3,663
                                                              -------        -------        -------        -------        -------

Cash flows from investing activities:
   Capital and wagering systems
      expenditures ......................................          (7)        (1,998)          (149)            (4)        (2,158)
   Other assets and investments .........................        (149)        (2,303)          (161)            31         (2,582)
                                                              -------        -------        -------        -------        -------
Net cash provided by (used in)
   investing activities .................................        (156)        (4,301)          (310)            27         (4,740)
                                                              -------        -------        -------        -------        -------

Cash flows from financing activities:
   Proceeds from issuance of
      long-term debt ....................................          --             60             --             --             60
   Payments on long-term debt ...........................          --           (685)           (65)            --           (750)
   Other, principally intercompany
      balances ..........................................       3,471         (3,517)           101            (55)            --
                                                              -------        -------        -------        -------        -------
Net cash provided by (used in)
   financing activities .................................       3,471         (4,142)            36            (55)          (690)
                                                              -------        -------        -------        -------        -------

Effect of exchange rate changes on cash .................          --              1           (138)            50            (87)
                                                              -------        -------        -------        -------        -------
Increase (decrease) in cash
   and cash equivalents .................................        (214)          (573)        (1,275)           208         (1,854)
Cash and cash equivalents,
   beginning of period ..................................       2,054            401          4,562           (208)         6,809
                                                              -------        -------        -------        -------        -------

Cash and cash equivalents, end of period ................     $ 1,840           (172)         3,287             --          4,955
                                                              =======        =======        =======        =======        =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       Three Months Ended January 31, 1998
                                 (in thousands)

                                                         Parent         Guarantor     Non-Guarantor    Eliminating
                                                         Company       Subsidiaries    Subsidiaries      Entries        Consolidated
                                                         -------       ------------   -------------    -----------      -----------
Net income (loss) ..................................     $ (5,194)          1,368              77          (1,445)         (5,194)
   Depreciation and amortization ...................           27           6,433           1,007             (82)          7,385
   Equity in income of subsidiaries ................       (1,316)             --              --           1,316              --
   Changes in operating assets and
      liabilities ..................................        1,322           1,651             790              75           3,838
   Other ...........................................          345              11             (73)             --             283
                                                         --------        --------        --------        --------        --------
Net cash provided by (used in)
   operating activities ............................       (4,816)          9,463           1,801            (136)          6,312
                                                         --------        --------        --------        --------        --------

Cash flows from investing activities:
   Capital and wagering systems
      expenditures .................................          (56)         (4,047)           (169)             67          (4,205)
   Proceeds from asset disposal ....................           --              --              44              --              44
   Other assets and investments ....................         (108)         (1,265)            (72)             (1)         (1,446)
                                                         --------        --------        --------        --------        --------
Net cash provided by (used in)
   investing activities ............................         (164)         (5,312)           (197)             66          (5,607)
                                                         --------        --------        --------        --------        --------

Cash flows from financing activities:
   Payments on long-term debt ......................           --            (138)           (203)              4            (337)
   Other, principally intercompany
      balances .....................................        4,284          (3,698)           (635)             49              --
                                                         --------        --------        --------        --------        --------
Net cash provided by (used in)
   financing activities ............................        4,284          (3,836)           (838)             53            (337)
                                                         --------        --------        --------        --------        --------

Effect of exchange rate changes on cash ............            8              13            (164)             17            (126)
                                                         --------        --------        --------        --------        --------
Increase (decrease) in cash and
   cash equivalents ................................         (688)            328             602              --             242
Cash and cash equivalents,
   beginning of period .............................       15,582             328           2,297              --          18,207
                                                         --------        --------        --------        --------        --------

Cash and cash equivalents, end of period ...........     $ 14,894             656           2,899              --          18,449
                                                         ========        ========        ========        ========        ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of January 31, 1999 and the results of its operations for the three month period ended January 31, 1999, compared to the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1998 ("fiscal 1998") included in the Company's 1998 Annual Report on Form 10-K.

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

                                                   First Quarter Fiscal 1999                  First Quarter Fiscal 1998
                                             -------------------------------------      ------------------------------------
                                                Pari-                                      Pari-
                                               Mutuel        Lottery                      Mutuel      Lottery
                                             Operations    Operations       Total       Operations   Operations       Total
                                             ----------    ----------      -------      ----------   ----------      -------
Operating Revenues:
    Service revenue                            $32,057         2,172        34,229        29,096         2,231        31,327
    Sales revenue                                2,874         8,549        11,423         2,393           711         3,104
                                               -------       -------       -------       -------       -------       -------
    Total Revenue                              $34,931        10,721        45,652        31,489         2,942        34,431
                                               =======       =======       =======       =======       =======       =======
Gross Profit (excluding
 depreciation and amortization)                $11,413         2,920        14,333        11,754         1,179        12,933
                                               =======       =======       =======       =======       =======       =======

First Quarter Revenue Analysis

     Revenues increased 33% or $11.3 million to $45.7 million in the first quarter of the fiscal year ending October 31, 1999 ("fiscal 1999") from $34.4 million in the first quarter of the fiscal year ended October 31, 1998 ("fiscal 1998").

     Pari-mutuel Operations service revenues of $32.1 million for the first quarter of fiscal 1999 improved $3.0 million or 10% from the first quarter of the prior year. This improvement reflects primarily, $3.2 million in revenues from the Netherlands operations that was acquired in the second half of fiscal 1998, revenues from the new NASRIN(TM) operation and revenues attributable to the opening of the Race Book at the Mohegan Sun Casino. These increases were partially offset by lower revenues resulting from weather related declines in handle in the Company's North American pari-mutuel and simulcasting operations and the loss of a French pari-mutuel service contract. Sales revenues increased by $0.5 million or 20% to $2.9 million in the first quarter of fiscal 1999, from $2.4 million in the first quarter of the prior year due primarily to the sales of terminals to the Company's international customers.

     Lottery Operations service revenues in the first quarter of fiscal 1999 were $2.2 million and remained flat compared to service revenues in the first quarter of fiscal 1998. Sales revenues increased by $7.8 million to $8.5 million in the first quarter of fiscal 1999 from $0.7 million in the same period in fiscal 1998. This increase is primarily attributable to the first quarter fiscal 1999 international sale of terminals for use in the SISAL Sport Italia SpA lottery operations.

Gross Profit Analysis

     The total gross profit, excluding depreciation and amortization, of $14.3 million in the first quarter of fiscal 1999 increased by $1.4 million, or 11%, from the first quarter of fiscal 1998. Higher gross profit is due to the first quarter fiscal 1999 international sale of terminals and improved gross profits earned on higher handle in the OTB operations, partially offset by a decrease in gross profit earned on lower handle in the domestic and French pari-mutuel operations. Gross profit as a percent of service revenue was 32% in the first quarter of fiscal 1999, down from the gross profit percentage of 37% in the first quarter of fiscal 1998, and down from the gross profit percentage of 35% in the full fiscal year 1998. This decrease reflects, primarily, the lower gross profit on the Netherlands operations that were acquired in the second half of fiscal 1998, and lower gross profit on French pari-mutuel operations. Gross profit earned on equipment sales increased by $2.0 million to $3.3 million in the first quarter of fiscal 1999, compared to $1.3 million in the first quarter of fiscal

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

1998. Gross profit as a percent of equipment sales revenue was 29% in the first quarter of fiscal 1999, compared to the gross profit percentage of 42% in the first quarter of fiscal 1998 and the gross profit percentage of 33% earned in the full fiscal year 1998 as a result of a change in the mix of equipment and systems sold.

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses decreased $0.4 million or 5% to $6.8 million in the first quarter of fiscal 1999 from $7.2 million in the first quarter of fiscal 1998. Cost savings efforts, primarily in France and lower compensation costs and professional fees associated with the ongoing business, were partially offset by expenses of the recently acquired Netherlands operations and the new NASRIN(TM) business.

     Depreciation and amortization expenses decreased $1.7 million or 22% to $5.7 million in the first quarter of fiscal 1999 from $7.4 million in the first quarter of fiscal 1998. Depreciation decreased $1.1 million primarily due to lengthening the depreciable lives of pari-mutuel terminals from seven to ten years, effective November 1, 1998, as a result of service contract renewals and the realized durability of the equipment. Amortization expense decreased as a result of the full amortization of certain intangible assets in fiscal 1998.

     Interest expense increased $0.3 million to $4.1 million in the first quarter of fiscal 1999 from $3.8 million in the first quarter of fiscal 1998 as a result of the borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

Income Taxes

     Income tax expense was $0.1 million in both the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Liquidity, Capital Resources and Working Capital Deficiency

     At January 31, 1999, the Company's available cash and borrowing capacity totaled $29.1 million compared to $29.9 million at October 31, 1998. Net cash provided by operating activities decreased by $2.6 million to $3.7 million for the quarter ended January 31, 1999 from $6.3 million in the quarter ended January 31, 1998 reflecting working capital investments in connection with the start-up of the Montana lottery, and the liquidation of accruals relating to the European cost savings efforts and liabilities incurred with the acquisition of the Netherlands operations. In the first quarter of fiscal 1999, the Company utilized cash provided by operating activities and $1.9 million of available cash, to invest $4.7 million principally in capital and contract expenditures and in software systems development and used $0.7 million to reduce other long-term loans.

     At January 31, 1999, the Company's current liabilities exceeded current assets by $4.7 million, principally as a result of the investment in contract expenditures of $2.2 million in the first quarter of fiscal 1999 and $24.1 million in fiscal 1998 which included $12.0 million for the manufacture and installation of the lottery system for the Connecticut state lottery. These investments were financed in part with available cash resources which were not replenished by long-term borrowings as of January 31, 1999. The Company anticipates a significantly lower level of investment in contract expenditures in fiscal 1999.

     As described above in Note 5 to the Consolidated Financial Statements, the Company had $24.2 million of borrowing availability under its Facility at January 31, 1999. The Company believes that, although it expects to incur a net loss in fiscal 1999, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required to enable it to meet its debt service obligations, including scheduled principal payments under the Notes, the Subordinated Debentures, the Term Loan maturity and the Facility, and for capital expenditures that are not financed through cash flows from operations, beginning in the fiscal year ending October 31, 2001.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Year 2000

     The  Company  is  dedicated  to  providing   uninterrupted,   high  quality
performance from its computer software systems, products and satellite communication network before, during and after year 2000. Since its fiscal year ended October 31,1997, the Company has been assessing the impact that the Year 2000 will have on its computer software systems, products and satellite
communication  network.   Computer  programs  that  do  not  properly  interpret
two-digit date information could generate erroneous data or cause a complete system failure. The Company has tested its critical systems, surveyed its principal suppliers, identified all internal systems with date-related deficiencies, developed solutions for those internal systems that have been found to have date-related deficiencies, and is in various phases of remediation. All simulcast systems should be Year 2000 compliant by April 1, 1999. Pari-mutuel wagering systems field upgrades began in early February 1999; 31% of the systems have received Year 2000 upgrades as of February 28, 1999 and this effort is scheduled for completion by June 1, 1999. It is anticipated that all wagering systems will be Year 2000 compliant by June 1, 1999 and that additional regulatory testing, where mandated, will be completed by July 1, 1999. Lottery systems should be Year 2000 compliant by April 1, 1999 and regulatory testing and certification of Lottery systems should be complete by July 1, 1999. In some instances, the Company is also relying on Year 2000 compliance representations and warranties that its vendors, suppliers and other service providers are making with respect to their products and services. This schedule supports the Company's belief that its solutions will be implemented and tested prior to any anticipated year 2000 impact on the Company's systems.

     Remediation efforts for the Company's computer systems are not expected to be substantial. Testing is expected to be completed by the middle of calendar year 1999, and the Company will upgrade its active systems throughout the remainder of the year. The total estimated cost of Year 2000 remediation efforts is not expected to exceed $3 million. Through the first quarter of fiscal 1999, the Company has incurred approximately $0.2 million of costs principally for software modifications and conversions. A major portion the remaining estimated costs represents equipment upgrades and replacements, if needed, which have not yet been purchased. Equipment replacement will be capitalized in accordance with Company policy. Similar Year 2000 readiness programs are in place in the Company's foreign operations. Costs to address these operations' Year 2000 issues not are expected to be material. The Company intends to monitor these processes, and has evaluated alternative solutions, which will be implemented, if necessary.

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

PART II. Other Information

Item 1.  Legal Proceedings

         No significant changes have occurred with respect to legal proceedings as disclosed in Part 1, Item 3, of the Company's 1998 Annual Report on Form 10-K.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Stockholders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27   Financial Data Schedule.

         No current reports on Form 8-K were filed during the first quarter of fiscal 1999.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                         Quarter Ended January 31, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AUTOTOTE CORPORATION
                                        -------------------------------------
                                                   (Registrant)


                                 By:    /s/ DeWayne E. Laird
                                 Name:  DeWayne E. Laird
                                 Title: Vice President & Chief Financial Officer



Dated:    March 17, 1999