Form 10-Q
period 1999-04-30
AUTOTOTE CORP
filed 1999-06-11
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly and six month periods ended: April 30, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 8, 1999:

                           Class A Common Stock: 36,173,026
                           Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                          QUARTER ENDED APRIL 30, 1999

                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                  Balance Sheets as of April 30, 1999
                  and October 31, 1998                                     3

                  Statements of Operations for the Three Months Ended
                  April 30, 1999 and 1998                                  4

                  Statements of Operations for the Six Months Ended
                  April 30, 1999 and 1998                                  5

                  Statements of Cash Flows for the Six Months Ended
                  April 30, 1999 and 1998                                  6

                  Notes to Consolidated Financial Statements               7-14

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      15-18

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders                   19

Item 5.  Other Information                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                                         April 30,       October 31,
                                                                                                           1999              1998
                                                                                                       -----------       -----------
                                       ASSETS                                                          (Unaudited)
Current assets:
     Cash and cash equivalents ...............................................................         $   4,858              6,809
     Restricted cash .........................................................................               849                638
     Accounts receivable, net ................................................................            18,368             21,752
     Inventories .............................................................................            12,469             11,295
     Prepaid expenses, deposits and other current assets .....................................             2,881              1,932
                                                                                                       ---------          ---------
          Total current assets ...............................................................            39,425             42,426
                                                                                                       ---------          ---------
Property and equipment, at cost ..............................................................           193,953            196,748
     Less accumulated depreciation ...........................................................           117,540            118,315
                                                                                                       ---------          ---------
          Net property and equipment .........................................................            76,413             78,433
                                                                                                       ---------          ---------
Goodwill, net of amortization ................................................................             3,038              3,614
Operating right, net of amortization .........................................................            14,348             14,848
Other assets and investments .................................................................            18,428             17,179
                                                                                                       ---------          ---------
                                                                                                       $ 151,652            156,500
                                                                                                       =========          =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current installments of long-term debt ..................................................         $   2,697              2,992
     Accounts payable ........................................................................            15,578             13,610
     Accrued liabilities .....................................................................            21,083             24,996
     Interest payable ........................................................................             3,640              3,706
                                                                                                       ---------          ---------
          Total current liabilities ..........................................................            42,998             45,304
                                                                                                       ---------          ---------
Deferred income taxes ........................................................................             1,838              1,832
Other long-term liabilities ..................................................................             2,915              2,124
Long-term debt, excluding current installments ...............................................           119,494            120,878
Long-term debt, convertible subordinated debentures ..........................................            35,000             35,000
                                                                                                       ---------          ---------
          Total liabilities ..................................................................           202,245            205,138
                                                                                                       ---------          ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding .........................................................                --                 --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,115 and 35,943 shares outstanding at April 30, 1999
        and October 31, 1998, respectively ...................................................               362                360
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding .........................................................                --                 --
     Additional paid-in capital ..............................................................           149,361            149,119
     Accumulated losses ......................................................................          (199,093)          (197,231)
     Accumulated other comprehensive loss ....................................................            (1,121)              (784)
     Treasury stock, at cost .................................................................              (102)              (102)
                                                                                                       ---------          ---------
          Total stockholders' equity (deficit) ...............................................           (50,593)           (48,638)
                                                                                                       ---------          ---------
                                                                                                       $ 151,652            156,500
                                                                                                       =========          =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended April 30, 1999 and 1998
               (Unaudited, in thousands, except per share amounts)

                                                               1999       1998
                                                             -------    -------
Operating revenues:
     Services ...........................................    $36,496     32,925
     Sales ..............................................     16,583      3,290
                                                             -------    -------
                                                              53,079     36,215
                                                             -------    -------
Operating expenses (exclusive of depreciation
  and amortization shown below):
     Services ...........................................     23,730     20,297
     Sales ..............................................     12,718      1,972
                                                             -------    -------
                                                              36,448     22,269
                                                             -------    -------
          Total gross profit ............................     16,631     13,946
Selling, general and administrative expenses ............      6,425      5,686
Gain on sale of business ................................         --       (684)
Depreciation and amortization ...........................      5,278      7,230
                                                             -------    -------
          Operating income ..............................      4,928      1,714
Other deductions:
     Interest expense ...................................      4,039      3,825
     Other (income) expense .............................        256       (214)
                                                             -------    -------
                                                               4,295      3,611
                                                             -------    -------
     Income (loss) before income tax expense ............        633     (1,897)
Income tax expense ......................................         61        169
                                                             -------    -------
Net income (loss) .......................................    $   572     (2,066)
                                                             =======    =======

Net income (loss) per basic share and diluted share .....    $  0.02      (0.06)
                                                             =======    =======

Weighted-average number of shares used in per share
  calculations:
     Basic shares .......................................     36,032     35,504
     Diluted shares .....................................     37,371     35,504
                                                             =======    =======

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended April 30, 1999 and 1998
               (Unaudited, in thousands, except per share amounts)

                                                              1999       1998
                                                           --------    --------
Operating revenues:
     Services ..........................................   $ 70,725      64,252
     Sales .............................................     28,006       6,394
                                                           --------    --------
                                                             98,731      70,646
                                                           --------    --------
Operating expenses (exclusive of depreciation and
  amortization shown below):
     Services ..........................................     46,893      40,005
     Sales .............................................     20,874       3,762
                                                           --------    --------
                                                             67,767      43,767
                                                           --------    --------
          Total gross profit ...........................     30,964      26,879
Selling, general and administrative expenses ...........     13,213      12,845
Gain on sale of business ...............................         --        (684)
Depreciation and amortization ..........................     11,011      14,615
                                                           --------    --------
          Operating income .............................      6,740         103
Other deductions:
     Interest expense ..................................      8,109       7,654
     Other (income) expense ............................        301        (585)
                                                           --------    --------
                                                              8,410       7,069
                                                           --------    --------
     Loss before income tax expense ....................     (1,670)     (6,966)
Income tax expense .....................................        192         294
                                                           --------    --------
Net loss ...............................................   $ (1,862)     (7,260)
                                                           ========    ========

Net loss per basic share and diluted share .............   $  (0.05)      (0.20)
                                                           ========    ========

Weighted-average number of shares used in per share
  calculations .........................................     36,027      35,447
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended April 30, 1999 and 1998
                            (Unaudited, in thousands)

                                                                   1999        1998
                                                                 --------    --------
Cash flows from operating activities:
     Net loss ................................................   $ (1,862)     (7,260)
                                                                 --------    --------
     Adjustments  to  reconcile  net  loss to  cash  provided
       by  operating activities:
          Depreciation and amortization ......................     11,011      14,615
          Changes in operating assets and liabilities ........       (771)      7,706
          Other ..............................................        668        (176)
                                                                 --------    --------
               Total adjustments .............................     10,908      22,145
                                                                 --------    --------
Net cash provided by operating activities ....................      9,046      14,885
                                                                 --------    --------
Cash flows from investing activities:
     Capital expenditures ....................................       (788)       (735)
     Wagering systems expenditures ...........................     (5,671)    (14,267)
     Proceeds from sale of business and asset disposals, net
       of cash transferred ...................................        (63)         45
     Increase in other assets and investments ................     (2,887)     (4,559)
                                                                 --------    --------
Net cash used in investing activities ........................     (9,409)    (19,516)
                                                                 --------    --------
Cash flows from financing activities:
     Payments on long-term debt ..............................     (1,601)     (2,059)
     Net proceeds from issuance of common stock ..............         47         146
                                                                 --------    --------
Net cash used by financing activities ........................     (1,554)     (1,913)
                                                                 --------    --------

Effect of exchange rate changes on cash ......................        (34)        (73)
                                                                 --------    --------
Decrease in cash and cash equivalents ........................     (1,951)     (6,617)
Cash and cash equivalents, beginning of period ...............      6,809      18,207
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $  4,858      11,590
                                                                 ========    ========
Supplemental  disclosure  of cash flow  information:
  Cash paid during the period for:
     Interest ................................................   $  7,738       7,352
                                                                 ========    ========
     Income taxes ............................................   $    478         475
                                                                 ========    ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1)   Consolidated Financial Statements

Basis of Presentation

     The consolidated balance sheet as of April 30, 1999 and the consolidated statements of operations for the three and six months ended April 30, 1999 and 1998, and the consolidated statements of cash flows for the six months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 30, 1999 and the results of its operations for the three and six months ended April 30, 1999 and 1998 and its cash flows for the six months ended April 30, 1999 and 1998 have been made. In the second quarter of fiscal 1998, the Company reversed reserves of $1.3 million in connection with the collection of receivables previously reserved due to concerns about their recoverability and cost savings related to the refurbishment of certain terminals.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the six months ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

     Certain  items  in  the  prior  year's   financial   statements  have  been
reclassified to conform with the current year presentation.

Change in Depreciable Lives of Pari-Mutuel Terminals

     Effective November 1, 1998 the Company lengthened the depreciable lives of pari-mutuel terminals from seven to ten years as a result of the renewal of a number of key service contracts and the realized equipment durability. The change in the depreciable lives of pari-mutuel terminals resulted in an approximate $1,100 increase in income before income tax expense and net income and a $0.03 increase in net income per basic and diluted share in the second quarter of fiscal 1999, and an approximate $2,200 decrease in loss before income tax expense and net loss and a $0.06 decrease in net loss per basic and diluted share in the first six months of fiscal 1999.

Basic Net Income (Loss) Per Share and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the periods presented, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for these periods, therefore, are the same. The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share for the three months ended April 30, 1999:

                                                                         Income        Shares      Per Share
                                                                       (numerator)  (denominator)    Amount
                                                                       -----------  -------------  ---------
Basic net income per share-net income and weighted
   average common shares outstanding ................................   $  572        36,032         0.02
Effect of diluted securities-stock options, warrants,
   and deferred shares ..............................................       --         1,339           --
                                                                        ------        ------         ----
Diluted net income per share-net income, weighted average
   common shares outstanding and effect of dilutive securities ......   $  572        37,371         0.02
                                                                        ======        ======         ====

     At April 30, 1999 and 1998, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future.

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

3)   Comprehensive Income (Loss)

     On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components. SFAS 130 requires the unrealized losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive income (loss). The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended April 30, 1999 and 1998:

                                           Three months ended   Six months ended
                                               April 30,            April 30,
                                           ------------------   ----------------
                                             1999     1998       1999     1998
                                             ----     ----       ----     ----

Net income (loss) ......................   $  572    (2,066)   (1,862)   (7,260)
Other comprehensive income (loss):
     Foreign currency translation ......     (192)      108      (337)     (174)
                                           ------    ------    ------    ------

Comprehensive income (loss) ............   $  380    (1,958)   (2,199)   (7,434)
                                           ======    ======    ======    ======

4)   Inventories

Inventories consist of the following:
                                                     April 30,       October 31,
                                                       1999             1998
                                                     -------          -------

Parts and work-in-process ....................       $11,426           10,082
Finished goods ...............................           300              448
Ticket paper .................................           743              765
                                                     -------          -------
                                                     $12,469           11,295
                                                     =======          =======

     Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

5)   Debt

     At April 30, 1999, the Company had approximately $24,176 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were no borrowings outstanding under the Facility at April 30, 1999, however, approximately $824 in letters of credit were issued under the Facility.

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

     Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of April 30, 1999 (unaudited) and October 31, 1998 (audited) and for the three and six month periods ended April 30, 1999 and 1998 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 April 30, 1999
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
ASSETS
   Cash and cash equivalents .................          $   2,806          1,066           986              --          4,858
   Accounts receivable, net ..................                 --         15,777         2,591              --         18,368
   Other current assets ......................                126         11,439         5,098            (464)        16,199
   Property and equipment, net ...............                339         69,427         6,951            (304)        76,413
   Investment in subsidiaries ................             70,784             --            --         (70,784)            --
   Goodwill ..................................                201          1,122         1,715              --          3,038
   Other assets ..............................              6,323         27,971           717          (2,235)        32,776
                                                        ---------      ---------     ---------       ---------      ---------

      Total assets ...........................          $  80,579        126,802        18,058         (73,787)       151,652
                                                        =========      =========     =========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of
      long-term debt .........................          $      --          2,578           263            (144)         2,697
   Current liabilities .......................             11,168         23,372         5,683              78         40,301
   Long-term debt, excluding
      current installments ...................            146,250          7,831           413              --        154,494
   Other non-current liabilities .............              2,067          1,429         1,468            (211)         4,753
   Intercompany balances .....................            (28,313)        29,280          (967)             --             --
   Stockholders' equity (deficit) ............            (50,593)        62,312        11,198         (73,510)       (50,593)
                                                        ---------      ---------     ---------       ---------      ---------

      Total liabilities and stockholders'
         equity (deficit) ....................          $  80,579        126,802        18,058         (73,787)       151,652
                                                        =========      =========     =========       =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1998
                                 (in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
ASSETS
   Cash and cash equivalents .................          $   2,054              260          4,495             --          6,809
   Accounts receivable, net ..................                 --           18,559          3,193             --         21,752
   Other current assets ......................                 39           10,245          4,058           (477)        13,865
   Property and equipment, net ...............                389           70,897          7,437           (290)        78,433
   Investment in subsidiaries ................             62,826               --             --        (62,826)            --
   Goodwill ..................................                204            1,686          1,724             --          3,614
   Other assets ..............................              6,090           26,748            692         (1,503)        32,027
                                                        ---------        ---------      ---------      ---------      ---------

      Total assets ...........................          $  71,602          128,395         21,599        (65,096)       156,500
                                                        =========        =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of
      long-term debt .........................          $      --            2,679            326            (13)         2,992
   Current liabilities .......................             12,463           21,668          8,103             78         42,312
   Long-term debt, excluding
      current installments ...................            146,250            9,056            572             --        155,878
   Other non-current liabilities .............              1,535            1,192          1,229             --          3,956
   Intercompany balances .....................            (40,008)          42,900         (2,892)            --             --
   Stockholders' equity (deficit) ............            (48,638)          50,900         14,261        (65,161)       (48,638)
                                                        ---------        ---------      ---------      ---------      ---------

      Total liabilities and stockholders'
         equity (deficit) ....................          $  71,602          128,395         21,599        (65,096)       156,500
                                                        =========        =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Operating revenues ...........................          $      --           46,440         10,444         (3,805)        53,079
Operating expenses ...........................                 --           31,047          9,194         (3,793)        36,448
                                                        ---------        ---------      ---------      ---------      ---------

   Gross profit ..............................                 --           15,393          1,250            (12)        16,631

Selling, general and
   administrative expenses ...................              1,828            3,369          1,240            (12)         6,425
Depreciation and amortization ................                 45            4,523            735            (25)         5,278
                                                        ---------        ---------      ---------      ---------      ---------
   Operating income (loss) ...................             (1,873)           7,501           (725)            25          4,928
Interest expense .............................              3,800              215             62            (38)         4,039
Other (income) expense .......................             (1,765)              72             63          1,886            256
                                                        ---------        ---------      ---------      ---------      ---------
Income (loss) before equity in income of
   subsidiaries, and income taxes ............             (3,908)           7,214           (850)        (1,823)           633
Equity in income of subsidiaries .............              4,578               --             --         (4,578)            --
Income tax expense (benefit) .................                 98               26            (63)            --             61
                                                        ---------        ---------      ---------      ---------      ---------

Net income (loss) ............................          $     572            7,188           (787)        (6,401)           572
                                                        =========        =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended April 30, 1998
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Operating revenues ...........................          $      --        33,910          5,005         (2,700)        36,215
Operating expenses ...........................                 --        21,327          3,424         (2,482)        22,269
                                                        ---------        ------          -----         ------         ------

   Gross profit ..............................                 --        12,583          1,581           (218)        13,946

Selling, general and
   administrative expenses ...................              2,082         2,862            832            (90)         5,686
Gain on sale of business .....................               (684)           --             --             --           (684)
Depreciation and amortization ................                 29         6,511            773            (83)         7,230
                                                        ---------        ------          -----         ------         ------
   Operating income (loss) ...................             (1,427)        3,210            (24)           (45)         1,714
Interest expense .............................              3,766            30             38             (9)         3,825
Other (income) expense .......................               (159)          (66)             2              9           (214)
                                                        ---------        ------          -----         ------         ------
Income (loss) before equity in income of
   subsidiaries, and income taxes ............             (5,034)        3,246            (64)           (45)        (1,897)
Equity in income of subsidiaries .............              3,057            --             --         (3,057)            --
Income tax expense ...........................                 89            17             63             --            169
                                                        ---------        ------          -----         ------         ------

Net income (loss) ............................          $  (2,066)        3,229           (127)        (3,102)        (2,066)
                                                        =========        ======          =====         ======         ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Operating revenues ...........................          $      --           85,585         20,888         (7,742)        98,731
Operating expenses ...........................                 --           57,530         17,972         (7,735)        67,767
                                                        ---------        ---------      ---------      ---------      ---------
   Gross profit ..............................                 --           28,055          2,916             (7)        30,964

Selling, general and
   administrative expenses ...................              4,465            6,573          2,187            (12)        13,213
Depreciation and amortization ................                 90            9,525          1,446            (50)        11,011
                                                        ---------        ---------      ---------      ---------      ---------
   Operating income (loss) ...................             (4,555)          11,957           (717)            55          6,740
Interest expense .............................              7,553              506            111            (61)         8,109
Other (income) expense .......................             (1,775)              80             87          1,909            301
                                                        ---------        ---------      ---------      ---------      ---------
Income (loss) before equity in income of
   subsidiaries, and income taxes ............            (10,333)          11,371           (915)        (1,793)        (1,670)
Equity in income  of subsidiaries ............              8,589               --             --         (8,589)            --
Income tax expense ...........................                118               45             29             --            192
                                                        ---------        ---------      ---------      ---------      ---------

Net income (loss) ............................          $  (1,862)          11,326           (944)       (10,382)        (1,862)
                                                        =========        =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended April 30, 1998
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Operating revenues ...........................          $      --           64,164         11,126         (4,644)        70,646
Operating expenses ...........................                 --           40,567          7,505         (4,305)        43,767
                                                        ---------        ---------      ---------      ---------      ---------

   Gross profit ..............................                 --           23,597          3,621           (339)        26,879

Selling, general and
   administrative expenses ...................              5,062            5,959          1,824             --         12,845
Gain on sale of business .....................               (684)              --             --             --           (684)
Depreciation and amortization ................                 56           13,008          1,716           (165)        14,615
                                                        ---------        ---------      ---------      ---------      ---------
   Operating income (loss) ...................             (4,434)           4,630             81           (174)           103
Interest expense .............................              7,523               47            101            (17)         7,654
Other (income) expense .......................               (476)             (60)           (66)            17           (585)
                                                        ---------        ---------      ---------      ---------      ---------
Income (loss) before equity in income of
   subsidiaries, and income taxes ............            (11,481)           4,643             46           (174)        (6,966)
Equity in income of subsidiaries .............              4,373               --             --         (4,373)            --
Income tax expense ...........................                152               --            142             --            294
                                                        ---------        ---------      ---------      ---------      ---------

Net income (loss) ............................          $  (7,260)           4,643            (96)        (4,547)        (7,260)
                                                        =========        =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Net income (loss) ............................          $  (1,862)        11,326            (944)      (10,382)      (1,862)
   Depreciation and amortization .............                 90          9,525           1,446           (50)      11,011
   Equity in income of subsidiaries ..........             (8,589)            --              --         8,589           --
   Other non-cash adjustments ................                637            (10)             41            --          668
   Changes in working capital ................             (1,382)         3,421          (2,715)          (95)        (771)
                                                        ---------        -------         -------       -------       ------

Net cash provided by (used in)
   operating activities ......................            (11,106)        24,262          (2,172)       (1,938)       9,046
                                                        ---------        -------         -------       -------       ------

Cash flows from investing activities:
   Capital and wagering
      systems expenditures ...................                (14)        (6,046)           (395)           (4)      (6,459)
   Proceeds from sale of business
      and asset disposals ....................                 56             --            (119)           --          (63)
   Other assets and investments ..............               (198)        (2,541)           (723)          575       (2,887)
                                                        ---------        -------         -------       -------       ------

Net cash provided by (used in)
   investing activities ......................               (156)        (8,587)         (1,237)          571       (9,409)
                                                        ---------        -------         -------       -------       ------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ..                 --             60             144          (204)          --
   Payments on long-term debt ................                 --         (1,386)           (288)           73       (1,601)
   Other, principally intercompany balances ..             11,962        (13,477)            243         1,319           47
                                                        ---------        -------         -------       -------       ------

Net cash provided by (used in)
    financing activities .....................             11,962        (14,803)             99         1,188       (1,554)
                                                        ---------        -------         -------       -------       ------

Effect of exchange rate changes on cash ......                 52              1            (266)          179          (34)
                                                        ---------        -------         -------       -------       ------

Increase/(decrease) in cash and
   cash equivalents ..........................                752            873          (3,576)           --       (1,951)
Cash and cash equivalents,
   beginning of period .......................              2,054            193           4,562            --        6,809
                                                        ---------        -------         -------       -------       ------

Cash and cash equivalents,
   end of period .............................          $   2,806          1,066             986            --        4,858
                                                        =========        =======         =======       =======       ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended April 30, 1998
                            (Unaudited, in thousands)

                                                          Parent         Guarantor   Non-Guarantor   Eliminating
                                                         Company       Subsidiaries   Subsidiaries     Entries     Consolidated
                                                         --------      ------------  -------------   -----------   ------------
Net income (loss) ............................          $  (7,260)           4,643            (96)        (4,547)        (7,260)
   Depreciation and amortization .............                 56           13,008          1,716           (165)        14,615
   Equity in income of subsidiaries ..........             (4,373)              --             --          4,373             --
   Other non-cash adjustments ................                  5             (130)           (51)            --           (176)
   Changes in working capital ................             (2,008)           5,822           (181)         4,073          7,706
                                                        ---------        ---------      ---------      ---------      ---------

Net cash provided by (used in )
    operating activities .....................            (13,580)          23,343          1,388          3,734         14,885
                                                        ---------        ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Capital and wagering
      systems expenditures ...................               (162)         (10,091)          (869)        (3,880)       (15,002)
   Other assets and investments ..............               (118)          (4,626)            59            171         (4,514)
                                                        ---------        ---------      ---------      ---------      ---------

Net cash used in investing activities ........               (280)         (14,717)          (810)        (3,709)       (19,516)
                                                        ---------        ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Payments on long-term debt ................                 --           (1,907)          (162)            10         (2,059)
   Other, principally intercompany balances ..              7,542           (7,509)           168            (55)           146
                                                        ---------        ---------      ---------      ---------      ---------

Net cash provided by (used in)
   financing activities ......................              7,542           (9,416)             6            (45)        (1,913)
                                                        ---------        ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ......                  6                1           (100)            20            (73)
                                                        ---------        ---------      ---------      ---------      ---------

Increase/(decrease) in cash
   and cash equivalents ......................             (6,312)            (789)           484             --         (6,617)
Cash and cash equivalents,
   beginning of period .......................             15,582              328          2,297             --         18,207
                                                        ---------        ---------      ---------      ---------      ---------

Cash and cash equivalents,
   end of period .............................          $   9,270             (461)         2,781             --         11,590
                                                        =========        =========      =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of April 30, 1999 and the results of its operations for the three and six month periods ended April 30, 1999, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1998 ("fiscal 1998") included in the Company's Annual Report on Form 10-K for fiscal 1998.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

                                                Second Quarter Fiscal 1999                      Second Quarter Fiscal 1998
                                        -----------------------------------------    ---------------------------------------------
                                           Pari-                                        Pari-
                                          Mutuel         Lottery                        Mutuel          Lottery
                                        Operations     Operations        Total        Operations      Operations          Total
                                        -----------    -----------     ----------    ------------     -----------      -----------
Revenues:
    Services ..................          $34,160          2,336          36,496         30,911            2,014           32,925
    Sales .....................            2,725         13,858          16,583          3,035              255            3,290
                                         -------        -------         -------        -------          -------          -------
    Total Revenues ............          $36,885         16,194          53,079         33,946            2,269           36,215
                                         =======        =======         =======        =======          =======          =======

Gross Profit (excluding
 depreciation and amortization)          $12,962          3,669          16,631         13,173              773           13,946
                                         =======        =======         =======        =======          =======          =======

Second Quarter Revenue Analysis

     Revenues increased 47% or $16.9 million to $53.1 million in the second quarter of the fiscal year ending October 31, 1999 ("fiscal 1999") from $36.2 million in the second quarter of fiscal 1998.

     Pari-mutuel Operations services revenues of $34.2 million for the second quarter of fiscal 1999 improved $3.3 million or 11% compared to the second quarter of the prior year. This improvement reflects primarily $3.1 million in revenues from the Netherlands operations that were acquired in the second half of fiscal 1998, revenues from the new NASRIN(TM) operation, higher OTB revenues attributable to improved handle and the opening of the race book at the Mohegan Sun Casino, and the growth in video gaming and handle in the Company's North American pari-mutuel operations. These increases were partially offset by the loss of a French pari-mutuel service contract and fewer sales of excess transponder time in the simulcasting operations. Pari-mutuel Operations equipment sales revenues in the second quarter of fiscal 1999 of $2.7 million decreased $0.3 million compared to the second quarter of the prior year due primarily to lower sales of terminals and equipment to international customers.

     Lottery Operations services revenues increased $0.3 million in the second quarter of fiscal 1999 to $2.3 million primarily due to the April 1999 launch of the Montana lottery. Lottery Operations equipment sales revenues increased significantly in the second quarter of fiscal 1999 to $13.9 million from $0.3 million in the same period in fiscal 1998. This increase is primarily attributable to the sales of Extrema(TM) terminals for use in the SISAL SPORT Italia SpA lottery operations and the March 1999 delivery and sale of a lottery central system, terminals and communications equipment to the Montana lottery.

Gross Profit Analysis

     The total gross profit of $16.6 million in the second quarter of fiscal 1999 increased by $2.7 million, or 19%, compared to the second quarter of fiscal 1998. Higher gross profit on international sales of the Company's Extrema(TM) terminals, the March 1999 delivery and sale of a lottery central system, terminals and communications equipment to the Montana Lottery, and profits on higher OTB service revenues were partially offset by the decrease in profits earned in the French pari-mutuel operations. Gross profit as a percent of revenues in the Company's service businesses was 35% in the second quarter of fiscal 1999 compared to 38% in the second quarter of fiscal 1998 and 35% in full fiscal 1998. This decrease reflects, primarily, the lower gross profit on the Netherlands operations that were acquired in the second half of fiscal 1998, and lower gross profit on French pari-mutuel operations, partially offset by improved earnings in OTB operations. Gross profit earned on equipment sales of $3.9 million in the second quarter of fiscal 1999 increased by $2.5 million, or 193%, compared to the second quarter of fiscal 1998. Gross profit as a percent of equipment sales was 23% in the second quarter of fiscal 1999, a decrease from gross profit of 40% in the second quarter of fiscal 1998 as a result of a change in the mix of equipment and systems sold.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $0.7 million or 13% to $6.4 million in the second quarter of fiscal 1999 from $5.7 million in the second quarter of fiscal 1998. The increase is primarily the result of the inclusion of the Netherlands operations acquired in July 1998, the start-up of NASRIN(TM) and lower expenses reported in fiscal 1998 resulting from the collection of receivables previously reserved due to concerns about their recoverability. Partially offsetting these increases were the expense savings of fiscal 1998 cost reduction programs in Europe.

     Depreciation and amortization expenses decreased $1.9 million or 27% to $5.3 million in the second quarter of fiscal 1999 from $7.2 million in the second quarter of fiscal 1998. Depreciation decreased by $1.6 million primarily due to the lengthening of depreciable lives of pari-mutuel terminals from seven to ten years, effective November 1, 1998, as the result of service contract renewals and the realized durability of the equipment. Amortization expenses decreased by $0.4 million as a result of the full amortization of certain intangible assets in fiscal 1998.

     Interest expense of $4.0 million in the second quarter of fiscal 1999 increased $0.2 million from the second quarter of fiscal 1998, as a result of the borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

Income Taxes

     Income tax expense was $0.1 million in the second quarter of fiscal 1999 compared to $0.2 million in the fiscal 1998 second quarter. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Six Months Ended April 30, 1999 Compared to Six Months Ended April 30, 1998

                                                Six Months Fiscal 1999           Six Months Fiscal 1998
                                        --------------------------------   --------------------------------
                                           Pari-                             Pari-
                                          Mutuel      Lottery                Mutuel      Lottery
                                        Operations  Operations     Total   Operations  Operations   Total
                                        ----------  ----------     -----   ----------  ----------   -----
Revenues:
    Services ..................          $66,217        4,508      70,725    60,007        4,245     64,252
    Sales .....................            5,599       22,407      28,006     5,428          966      6,394
                                         -------      -------     -------   -------      -------    -------
    Total Revenues ............          $71,816       26,915      98,731    65,435        5,211     70,646
                                         =======      =======     =======   =======      =======    =======
Gross Profit (excluding
 depreciation and amortization)          $24,375        6,589      30,964    24,927        1,952     26,879
                                         =======      =======     =======   =======      =======    =======

Six Month Revenue Analysis

     Revenues increased 40% or $ 28.1 million to $98.7 million in the first six months of fiscal 1999 from $70.6 million in the first six months of fiscal 1998.

     Pari-mutuel Operations services revenues of $66.2 million for the first six months of fiscal 1999 improved $6.2 million or 10% compared to the first six months of the prior year. This improvement reflects primarily $6.3 million in revenues from the Netherlands operations that were acquired in the second half of fiscal 1998, revenues from the new NASRIN(TM) operation, higher OTB revenues attributable to increased handle and the opening of the race book at the Mohegan Sun Casino. These improvements were partially offset by the loss of a French pari-mutuel service contract and fewer sales of excess transponder time in the simulcasting operations. Pari-mutuel equipment sales revenues in the first six months of fiscal 1999 of $5.6 million increased $0.2 million or 3% compared to the first six months of the prior year, and was comprised primarily of terminals and equipment sales to international customers.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

     Lottery Operations service revenues increased $0.3 million in the first six months of fiscal 1999 to $4.5 million primarily due to the April 1999 launch of the Montana lottery. Lottery equipment sales revenues increased to $22.4 million in the first six months of fiscal 1999 from $1.0 million in the same period in fiscal 1998. This increase is primarily attributable to the fiscal 1999 sales of terminals for use in the SISAL Sport Italia SpA lottery operations, and the March 1999 delivery of a lottery central system, terminals and communications equipment to the Montana Lottery.

Gross Profit Analysis

     The total gross profit of $31.0 million in the first six months of fiscal 1999 increased by $4.1 million, or 15%, compared to the first six months of fiscal 1998. Higher margins were due to the profit on sales of terminals for use in the SISAL Sport Italia SpA lottery operations and the March 1999 delivery of a lottery central system, terminals and communications equipment to the Montana Lottery, coupled with profits on higher OTB service revenues, partially offset by the lower profit in the French pari-mutuel operations. Gross profit as a percent of revenues in the Company's services businesses was 34% in the first six months of fiscal 1999, compared to 38% in the first six months of fiscal 1998, reflecting, primarily, lower margins on the Netherlands operations that were acquired in the second half of fiscal 1998, the start-up of the NASRIN(TM) business, and lower gross profit on French pari-mutuel operations, partially offset by improved earnings in OTB operations. Gross profit earned on equipment sales was $7.1 million in the first six months of fiscal 1999, compared to $2.6 million in the first six months of fiscal 1998 due primarily to the international sales of lottery and pari-mutuel terminals mentioned above. Gross profit as a percent of equipment sales was 25% in the first six months of fiscal 1999, a decrease from the gross profit percent of 41% in the first six months of fiscal 1998 and the 33% gross profit percent for fiscal 1998, as a result of a change in the mix of equipment and systems sold.

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $0.4 million or 3% to $13.2 million in the first six months of fiscal 1999 from $12.8 million in the first six months of fiscal 1998. The increase is primarily the result of the inclusion of the Netherlands operations acquired in July 1998, the NASRIN(TM) start-up, and lower expenses reported in fiscal 1998 resulting from the collection of receivables previously reserved due to concerns about their recoverability. Partially offsetting these increases were the expense savings of fiscal 1998 cost reduction programs in Europe.

     Depreciation and amortization expenses decreased $3.6 million or 25% to $11.0 million in the first six months of fiscal 1999 from $14.6 million in the first six months of fiscal 1998. Depreciation decreased by $2.6 million primarily due to the lengthening of depreciable lives of pari-mutuel terminals from seven to ten years, effective November 1, 1998, as the result of service contract renewals and the realized durability of the equipment. Amortization expenses decreased by $1.0 million primarily as a result of the full amortization of certain intangible assets in fiscal 1998.

     Interest expense of $8.1 million in the first six months of fiscal 1999 increased $0.5 million over the first six months of fiscal 1998 as a result of borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

Income Taxes

     Income tax expense was $0.2 million in the first six months of fiscal 1999 compared to $0.3 million in the first six months of fiscal 1998. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Liquidity, Capital Resources and Working Capital Deficiency

     At April 30 1999, the Company's available cash and borrowing capacity totaled $29.0 million compared to $29.9 million at October 31, 1998. Net cash provided by operating activities decreased by $5.9 million to $9.0 million for the six months ended April 30, 1999 from $14.9 million in the six months ended April 30, 1998 reflecting reductions in current liabilities incurred in connection with the liquidation of accruals relating to the European cost savings efforts, liabilities incurred with the acquisition of the Netherlands

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

operations, and a customer deposit on Extrema(TM) shipments. In the first six months of fiscal 1999, the Company utilized cash provided by operating activities and $2.0 million of available cash to invest $9.4 million, principally in capital and contract expenditures and in software systems development, and to repay $1.6 million in long-term debt.

     At April 30, 1999, the Company's current liabilities exceeded current assets by $3.6 million, an increase of $0.7 million from October 31, 1998. The increase is due principally to the use of available cash to repay $1.6 million of long-term debt.

     As described above in Note 5 to the Consolidated Financial Statements, the Company had $24.2 million of borrowing availability under its Facility at April 30 1999. The Company believes that, although it may incur a net loss in fiscal 1999, its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required over the long term to enable it to meet its debt service obligations, including scheduled principal payments under the Notes, the Subordinated Debentures, the Term Loan maturity and the Facility, and for capital expenditures that are not financed through cash flows from operations, beginning in the fiscal year ending October 31, 2001. See Notes 5 and 6 to the Consolidated Financial Statements.

Year 2000

     The  Company  is  dedicated  to  providing   uninterrupted,   high  quality
performance from its computer software systems, products and satellite communications network before, during and after year 2000. Since its fiscal year ended October 31, 1997, the Company has tested its critical systems, surveyed its principal suppliers, identified all internal systems with date-related deficiencies, developed solutions for those internal systems that have been found to have date-related deficiencies, and is in various phases of remediation. Simulcasting satellite and ground control systems and encoders/decoders are deemed compliant with minor software upgrades, based upon certifications from GE Americom and other vendors, with the exception of 11 encoders. Software upgrades will be completed and non-compliant encoders will be eliminated or replaced by November 1999. Pari-mutuel wagering systems field upgrades began in early February 1999; 98% of the systems have received Year 2000 upgrades as of mid-May 1999 and this effort is scheduled for completion by June 30, 1999. Installation of a Year 2000 patch for the Company's VAX systems Open VMS operating systems began in mid-May and is scheduled for completion by June 30, 1999. It is anticipated that all wagering systems will be Year 2000 compliant by June 30, 1999 and that additional regulatory testing, where mandated, will be completed by July 31, 1999. Year 2000 compliant Lottery software is expected to be available to the lotteries by mid-June 1999 and regulatory testing and certification of Lottery systems is expected to be complete by November 1, 1999. In some instances, the Company is also relying on Year 2000 compliance representations and warranties that its vendors, suppliers and other service providers are making with respect to their products and services. This schedule and progress made to date support the Company's belief that its solutions will be implemented and tested prior to any anticipated Year 2000 impact on the Company's systems.

     The total estimated cost of Year 2000 remediation efforts is not expected to exceed $3 million. Through the first six months of fiscal 1999, the Company has incurred approximately $0.2 million of costs principally for software modifications and conversions. A major portion of the remaining estimated costs represents possible equipment upgrades and replacements, if needed, which have not yet been purchased. Equipment replacement will be capitalized in accordance with Company policy. Similar Year 2000 readiness programs are in place in the Company's foreign operations. Costs to address these operations' Year 2000 issues not are expected to be material and are included in the above remediation cost estimate. The Company intends to monitor these processes, and has evaluated alternative solutions, which will be implemented if necessary.

     The Company expects that its critical systems and applications will be compliant by November 30, 1999, and the Year 2000 issue will not pose significant operational problems for the Company. There can be no assurance, however, that there will not be a delay in, or increased cost associated with, the implementation of such corrective action, and the Company's inability to implement such corrective action could have a material adverse effect on its consolidated financial condition or results of operations. The Company's belief and expectations are based on certain assumptions and expectations that may ultimately prove to be inaccurate.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1999

PART II.  Other Information

Item 1. Legal Proceedings

     No significant changes have occurred with respect to legal proceedings disclosed in Part 1, Item 3, of the Company's 1998 Annual Report on Form 10-K.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Stockholders

     The Annual Meeting of the stockholders of the Company was held on April 12, 1999 to elect five directors of the Company and to ratify the appointment of KPMG LLP as auditors for the Company's 1999 fiscal year. All matters put before the stockholders passed as follows:

      Director Nominees/ Other Matters     For      Withheld  Against  Abstain
      --------------------------------     ---      --------  -------  -------
 A. Lorne Weil                         30,765,558   739,129
 Larry Lawrence                        30,770,688   733,999
 Sir Brian G. Wolfson                  30,771,121   733,566
 Alan J. Zakon                         30,770,737   733,950
 Marshall Bartlett                     30,770,583   734,104
 Ratification of KPMG LLP              30,800,836             641,155   62,695

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27   Financial Data Schedule.

     No current reports on Form 8-K were filed during the second quarter of fiscal 1999.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AUTOTOTE CORPORATION
                                   (Registrant)

                       By:    /s/ DeWayne E. Laird
                              --------------------
                       Name:  DeWayne E. Laird
                       Title: Vice President & Chief Financial Officer

Dated: June 11, 1999