Form 10-Q
period 1999-07-31
AUTOTOTE CORP
filed 1999-09-14
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly and nine month periods ended: July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition from ________________ to _____________________

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

                                 Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 1999:
                        Class A Common Stock: 36,265,526
                           Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                           QUARTER ENDED JULY 31, 1999


                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

               Balance Sheets as of July 31, 1999
               and October 31, 1998                                          3

               Statements of Operations for the Three Months Ended
               July 31, 1999 and 1998                                        4

               Statements of Operations for the Nine Months Ended
               July 31, 1999 and 1998                                        5

               Statements of Cash Flows for the Nine Months Ended
               July 31, 1999 and 1998                                        6

               Notes to Consolidated Financial Statements                 7-14

Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 15-19

PART II.    OTHER INFORMATION

Item 5.     Other Information                                               20

Item 6.     Exhibits and Reports on Form 8-K                                20

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                    July 31,         October 31,
                                                                                      1999              1998
                                                                                   ---------         -----------
                               ASSETS                                             (Unaudited)

Current assets:
     Cash and cash equivalents ....................................................$  14,465              6,809
     Restricted cash ..............................................................      746                638
     Accounts receivable, net .....................................................   16,555             21,752
     Inventories ..................................................................   10,502             11,295
     Prepaid expenses, deposits and other current assets ..........................    2,413              1,932
                                                                                   ---------          ---------
          Total current assets ....................................................   44,681             42,426
                                                                                   ---------          ---------
Property and equipment, at cost ...................................................  198,722            196,748
     Less accumulated depreciation ................................................  121,388            118,315
                                                                                   ---------          ---------
          Net property and equipment ..............................................   77,334             78,433
                                                                                   ---------          ---------
Goodwill, net of amortization .....................................................    2,665              3,614
Operating right, net of amortization ..............................................   14,098             14,848
Other assets and investments ......................................................   19,291             17,179
                                                                                   ---------          ---------
                                                                                   $ 158,069            156,500
                                                                                   =========          =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current installments of long-term debt .......................................$   2,628              2,992
     Accounts payable .............................................................   13,482             13,610
     Accrued liabilities ..........................................................   24,568             24,996
     Interest payable .............................................................    7,380              3,706
                                                                                   ---------          ---------
          Total current liabilities ...............................................   48,058             45,304
                                                                                   ---------          ---------
Deferred income taxes .............................................................    1,793              1,832
Other long-term liabilities .......................................................    2,869              2,124
Long-term debt, excluding current installments ....................................  118,860            120,878
Long-term debt, convertible subordinated debentures ...............................   35,000             35,000
                                                                                   ---------          ---------
          Total liabilities .......................................................  206,580            205,138
                                                                                   ---------          ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding ..............................................     --                 --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,183 and 35,943 shares outstanding at July 31, 1999
        and October 31, 1998, respectively ........................................      362                360
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..............................................     --                 --
     Additional paid-in capital ...................................................  149,498            149,119
     Accumulated losses ........................................................... (197,198)          (197,231)
     Accumulated other comprehensive loss .........................................   (1,071)              (784)
     Treasury stock, at cost ......................................................     (102)              (102)
                                                                                   ---------          ---------
          Total stockholders' equity (deficit) ....................................  (48,511)           (48,638)
                                                                                   ---------          ---------
                                                                                   $ 158,069            156,500
                                                                                   =========          =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended July 31, 1999 and 1998
               (Unaudited, in thousands, except per share amounts)

                                                                                    1999              1998
                                                                                  --------          --------
Operating revenues:
     Services ..................................................................  $ 38,883            34,862
     Sales .....................................................................    14,287             3,933
                                                                                  --------          --------
                                                                                    53,170            38,795
                                                                                  --------          --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..................................................................    25,908            22,790
     Sales .....................................................................     9,631             2,835
                                                                                  --------          --------
                                                                                    35,539            25,625
                                                                                  --------          --------
          Total gross profit ...................................................    17,631            13,170
Selling, general and administrative expenses ...................................     6,641             6,310
Depreciation and amortization ..................................................     5,352             7,502
                                                                                  --------          --------
          Operating income (loss) ..............................................     5,638              (642)
Other deductions:
     Interest expense ..........................................................     3,928             3,838
     Other income ..............................................................       (80)             (141)
                                                                                  --------          --------
                                                                                     3,848             3,697
                                                                                  --------          --------
Income (loss) before income tax expense (benefit) ..............................     1,790            (4,339)
Income tax expense (benefit) ...................................................      (105)               74
                                                                                  --------          --------
          Net income (loss) ....................................................  $  1,895            (4,413)
                                                                                  ========          ========

          Net income (loss) per basic share and diluted share ..................  $   0.05             (0.12)
                                                                                  ========          ========

Weighted average number of shares used in per share calculation:
          Basic shares .........................................................    36,169            35,916
          Diluted shares .......................................................    38,699            35,916
                                                                                  ========          ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Nine Months Ended July 31, 1999 and 1998
               (Unaudited, in thousands, except per share amounts)

                                                                                1999              1998
                                                                              --------          --------
Operating revenues:
     Services ............................................................... $109,608            99,114
     Sales ..................................................................   42,293            10,327
                                                                              --------          --------
                                                                               151,901           109,441
                                                                              --------          --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ...............................................................   72,801            62,792
     Sales ..................................................................   30,505             6,600
                                                                              --------          --------
                                                                               103,306            69,392
                                                                              --------          --------
          Total gross profit ................................................   48,595            40,049
Selling, general and administrative expenses ................................   19,854            19,155
Gain on sale of business ....................................................     --                (684)
Depreciation and amortization ...............................................   16,363            22,117
                                                                              --------          --------
          Operating income (loss) ...........................................   12,378              (539)
Other deductions:
     Interest expense .......................................................   12,037            11,492
     Other (income) expense .................................................      221              (726)
                                                                              --------          --------
                                                                                12,258            10,766
                                                                              --------          --------
Income (loss) before income tax expense .....................................      120           (11,305)
Income tax expense ..........................................................       87               368
                                                                              --------          --------
          Net income (loss) ................................................. $     33           (11,673)
                                                                              ========          ========

          Net income (loss) per basic share and diluted share ............... $   --               (0.33)
                                                                              ========          ========

Weighted average number of shares used in per share calculation:
          Basic shares ......................................................   36,075            35,603
          Diluted shares ....................................................   38,004            35,603
                                                                              ========          ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended July 31, 1999 and 1998
                            (Unaudited, in thousands)

                                                                            1999                1998
                                                                          --------            --------
Cash flows from operating activities:
     Net income (loss) .................................................. $     33             (11,673)
                                                                          --------            --------
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization .................................   16,363              22,117
          Gain on sale of business ......................................     --                  (684)
          Changes in operating assets and liabilities ...................    8,797               2,177
          Other .........................................................      946                 792
                                                                          --------            --------
               Total adjustments ........................................   26,106              24,402
                                                                          --------            --------
Net cash provided by operating activities ...............................   26,139              12,729
                                                                          --------            --------

Cash flows from investing activities:
     Capital expenditures ...............................................   (1,306)             (1,568)
     Wagering systems expenditures ......................................   (9,971)            (18,484)
     Cash acquired in business acquisition ..............................     --                 2,177
     Increase in other assets and investments ...........................   (5,034)             (5,974)
                                                                          --------            --------
Net cash used in investing activities ...................................  (16,311)            (23,849)
                                                                          --------            --------

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt, net of financing fees        60              12,000
     Payments on long-term debt .........................................   (2,356)             (2,283)
     Net proceeds from issuance of common stock .........................      146                 510
                                                                          --------            --------
Net cash provided (used) by financing activities ........................   (2,150)             10,227
                                                                          --------            --------

Effect of exchange rate changes on cash .................................      (22)                (54)
                                                                          --------            --------
Increase (decrease) in cash and cash equivalents ........................    7,656                (947)
Cash and cash equivalents, beginning of period ..........................    6,809              18,207
                                                                          --------            --------
Cash and cash equivalents, end of period ................................ $ 14,465              17,260
                                                                          ========            ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ........................................................... $  7,843               7,479
                                                                          ========            ========
     Income taxes ....................................................... $    579                 388
                                                                          ========            ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1)   Consolidated Financial Statements

Basis of Presentation

     The consolidated balance sheet as of July 31, 1999 and the consolidated statements of operations for the three and nine months ended July 31, 1999 and 1998, and the consolidated statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 31, 1999 and the results of its operations for the three and nine months ended July 31, 1999 and 1998 and its cash flows for the nine months ended July 31, 1999 and 1998 have been made. In the second quarter of fiscal 1998, the Company reversed reserves of $1.3 million in connection with the collection of receivables previously reserved due to concerns about their recoverability and cost savings related to the refurbishment of certain terminals.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998. The results of operations for the nine months ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

     Certain  items  in  the  prior  year's   financial   statements  have  been
reclassified to conform with the current year presentation.

Change in Depreciable Lives of Pari-Mutuel Terminals

     Effective November 1, 1998 the Company lengthened the depreciable lives of pari-mutuel terminals from seven to ten years as a result of the renewal of a number of key service contracts and the realized equipment durability. The change in the depreciable lives of pari-mutuel terminals resulted in an approximate $1,100 increase in income before income tax benefit and net income and a $0.03 increase in net income per basic and diluted share in the third quarter of fiscal 1999, and an approximate $3,300 increase in income before income tax expense and net income and a $0.09 increase in net income per basic and diluted share in the first nine months of fiscal 1999.

Basic Net Income (Loss) Per Share and Diluted Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the periods presented, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for these periods, therefore, are the same. The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share for the three and nine month periods ended July 31, 1999:

                                                 Third Quarter Fiscal 1999             Nine Months Fiscal 1999
                                       ------------------------------------------------------------------------------
                                         Income         Shares      Per Share     Income        Shares      Per Share
                                       (numerator)   (denominator)   Amount    (numerator)  (denominator)    Amount
                                       -----------   -------------  ---------  -----------  -------------   ---------
Basic net income per share-net
   income and weighted average
   common shares outstanding ..........   $1,895        36,169        0.05            33        36,075          --
Effect of diluted securities-stock
   options, warrants, and
   deferred shares ....................       --         2,530          --            --         1,929          --
                                          ------        ------        ----        ------        ------        ----
Diluted net income per share-net
   income, weighted average
  common shares outstanding
   and effect of dilutive securities ..   $1,895        38,699        0.05            33        38,004          --
                                          ======        ======        ====        ======        ======        ====

     At July 31, 1999 and 1998, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future.

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

3)   Comprehensive Income (Loss)

     On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income
(loss) and its components. SFAS 130 requires the unrealized losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive income (loss). The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and nine months ended July 31, 1999 and 1998:

                                                       Three months ended           Nine months ended
                                                            July 31,                     July 31,
                                                     ---------------------        ----------------------
                                                        1999          1998           1999           1998
                                                     -------       -------        -------        -------
Net income (loss) ............................       $ 1,895        (4,413)            33        (11,673)
Other comprehensive income (loss):
     Foreign currency translation ............            50           (17)          (287)          (191)
                                                     -------       -------        -------        -------
Comprehensive income (loss) ..................       $ 1,945        (4,430)          (254)       (11,864)
                                                     =======       =======        =======        =======


4)   Inventories

         Inventories consist of the following:

                                              July 31,         October 31,
                                                1999              1998
                                              -------          ----------

          Parts and work-in-process ......... $ 9,474             10,082
          Finished goods ....................     274                448
          Ticket paper ......................     754                765
                                              -------            -------
                                              $10,502             11,295
                                              =======            =======

     Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

5)   Debt

     At July 31, 1999, the Company had approximately $23,581 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were no borrowings outstanding under the Facility at July 31, 1999, however, approximately $1,419 in letters of credit were issued under the Facility.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

6)   Financial   Information  for  Guarantor   Subsidiaries  and   Non-Guarantor
     Subsidiaries

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. In July 1997, the Company issued $110,000 aggregate principal amount of Senior Notes bearing interest at an annual rate of 10 7/8% (the "Notes"). On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12,000 three-year term loan arrangement that bears interest at a fixed annual rate of 8.87% (the "Term Loan"). The Term Loan was extended in conjunction with the Facility and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and the Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). (See Note 7 to the Consolidated Financial Statements for the year ended October 31, 1998 in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.)

     Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of July 31, 1999 (unaudited) and October 31, 1998 (audited) and for the three and nine month periods ended July 31, 1999 and 1998 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  July 31, 1999
                            (Unaudited, in thousands)

                                                                 Parent       Guarantor   Non-Guarantor   Eliminating
                                                                Company     Subsidiaries  Subsidiaries      Entries     Consolidated
                                                               ---------    ------------  -------------   -----------   ------------
ASSETS
   Cash and cash equivalents .............................     $  11,855            596         2,014             --         14,465
   Accounts receivable, net ..............................            --         13,938         2,617             --         16,555
   Other current assets ..................................            38          9,593         4,494           (464)        13,661
   Property and equipment, net ...........................           318         69,525         7,768           (277)        77,334
   Investment in subsidiaries ............................        79,060             --            --        (79,060)            --
   Goodwill ..............................................           199            840         1,626             --          2,665
   Other assets ..........................................         6,178         29,434           712         (2,935)        33,389
                                                               ---------      ---------     ---------      ---------      ---------

      Total assets .......................................     $  97,648        123,926        19,231        (82,736)       158,069
                                                               =========      =========     =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt ................     $      --          2,500           128             --          2,628
   Current liabilities ...................................        15,019         24,696         5,878           (163)        45,430
   Long-term debt, excluding current installments ........       146,250          7,229           381             --        153,860
   Other non-current liabilities .........................         2,097          1,076         2,062           (573)         4,662
   Intercompany balances .................................       (17,207)        17,264          (298)           241             --
   Stockholders' equity (deficit) ........................       (48,511)        71,161        11,080        (82,241)       (48,511)
                                                               ---------      ---------     ---------      ---------      ---------

     Total liabilities and stockholders equity (deficit)..     $  97,648        123,926        19,231        (82,736)       158,069
                                                               =========      =========     =========      =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1998
                                 (in thousands)

                                                                 Parent       Guarantor   Non-Guarantor   Eliminating
                                                                Company     Subsidiaries   Subsidiaries     Entries     Consolidated
                                                               ---------    ------------  --------------  -----------   ------------
ASSETS
   Cash and cash equivalents .............................     $   2,054            260         4,495             --         6,809
   Accounts receivable, net ..............................            --         18,559         3,193             --        21,752
   Other current assets ..................................            39         10,245         4,058           (477)       13,865
   Property and equipment, net ...........................           389         70,897         7,437           (290)       78,433
   Investment in subsidiaries ............................        62,826             --            --        (62,826)           --
   Goodwill ..............................................           204          1,686         1,724             --         3,614
   Other assets ..........................................         6,090         26,748           692         (1,503)       32,027
                                                               ---------      ---------     ---------      ---------      --------

      Total assets .......................................     $  71,602        128,395        21,599        (65,096)      156,500
                                                               =========      =========     =========      =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt ................     $      --          2,679           326            (13)        2,992
   Current liabilities ...................................        12,463         21,668         8,103             78        42,312
   Long-term debt, excluding current installments.........       146,250          9,056           572             --       155,878
   Other non-current liabilities .........................         1,535          1,192         1,229             --         3,956
   Intercompany balances .................................       (40,008)        42,900        (2,892)            --            --
   Stockholders' equity (deficit) ........................       (48,638)        50,900        14,261        (65,161)      (48,638)
                                                               ---------      ---------     ---------      ---------      --------


   Total liabilities and stockholders'
equity (deficit) .........................................    $  71,602        128,395        21,599        (65,096)       156,500
                                                              ==========      =========     ==========     =========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 1999
                            (Unaudited, in thousands)


                                                                Parent       Guarantor     Non-Guarantor   Eliminating
                                                                Company     Subsidiaries   Subsidiaries      Entries    Consolidated
                                                               ---------    ------------   -------------   -----------  ------------
Operating revenues ......................................       $    --         46,250         13,351         (6,431)      53,170
Operating expenses ......................................            --         29,284         12,682         (6,427)      35,539
                                                                -------        -------        -------        -------       ------

   Gross profit .........................................            --         16,966            669             (4)      17,631

Selling, general and administrative expenses ............         2,387          3,286            972             (4)       6,641
Depreciation and amortization ...........................            46          4,578            753            (25)       5,352
                                                                -------        -------        -------        -------       ------
   Operating income (loss) ..............................        (2,433)         9,102         (1,056)            25        5,638
Interest expense ........................................         3,679            221            111            (83)       3,928
Other (income) expense ..................................           (50)           (28)           (85)            83          (80)
                                                                -------        -------        -------        -------       ------
Income  (loss)  before  equity  in  income  of
subsidiaries, and income taxes ..........................        (6,062)         8,909         (1,082)            25        1,790

Equity in income of subsidiaries ........................         8,008             --             --         (8,008)          --
Income tax expense (benefit) ............................            51             57           (213)            --         (105)
                                                                -------        -------        -------        -------       ------

Net income (loss) .......................................       $ 1,895          8,852           (869)        (7,983)       1,895
                                                                =======        =======        =======        =======       ======


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 1998
                            (Unaudited, in thousands)


                                                                 Parent       Guarantor    Non-Guarantor   Eliminating
                                                                Company     Subsidiaries    Subsidiaries     Entries    Consolidated
                                                               ---------    ------------   -------------   -----------  ------------
Operating revenues ......................................       $    --         33,733          7,049         (1,987)        38,795
Operating expenses ......................................            --         21,977          5,514         (1,866)        25,625
                                                                -------        -------        -------        -------        -------

   Gross profit .........................................            --         11,756          1,535           (121)        13,170

Selling, general and administrative expenses ............         2,178          3,519            613             --          6,310
Depreciation and amortization ...........................            39          6,632            936           (105)         7,502
                                                                -------        -------        -------        -------        -------
   Operating income (loss) ..............................        (2,217)         1,605            (14)           (16)          (642)
Interest expense ........................................         3,757             10             79             (8)         3,838
Other (income) expense ..................................           (79)           (84)            14              8           (141)
                                                                -------        -------        -------        -------        -------
Income (loss) before equity in income of
  subsidiaries, and income taxes ........................        (5,895)         1,679           (107)           (16)        (4,339)
Equity in income of subsidiaries ........................         1,487             --             --         (1,487)            --
Income tax expense ......................................             5             --             69             --             74
                                                                -------        -------        -------        -------        -------

Net income (loss) .......................................       $(4,413)         1,679           (176)        (1,503)        (4,413)
                                                                =======        =======        =======        =======        =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 1999
                            (Unaudited, in thousands)

                                                                Parent        Guarantor   Non-Guarantor  Eliminating
                                                               Company      Subsidiaries  Subsidiaries     Entries     Consolidated
                                                             ----------     ------------  ------------  -------------  ------------
Operating revenues ........................................    $     --        131,715        34,239        (14,053)       151,901
Operating expenses ........................................          --         86,694        30,654        (14,042)       103,306
                                                               --------       --------      --------       --------       --------

   Gross profit ...........................................          --         45,021         3,585            (11)        48,595

Selling, general and administrative expenses ..............       6,852          9,859         3,159            (16)        19,854
Depreciation and amortization .............................         136         14,105         2,199            (77)        16,363
                                                               --------       --------      --------       --------       --------
   Operating income (loss) ................................      (6,988)        21,057        (1,773)            82         12,378
Interest expense ..........................................      11,232            727           222           (144)        12,037
Other (income) expense ....................................      (1,825)            52             2          1,992            221
                                                               --------       --------      --------       --------       --------
Income  (loss)  before  equity  in  income  of
subsidiaries,  and income taxes............................     (16,395)        20,278        (1,997)        (1,766)           120
Equity in income  of subsidiaries .........................      16,597             --            --        (16,597)            --
Income tax expense (benefit) ..............................         169            102          (184)            --             87
                                                               --------       --------      --------       --------       --------

Net income (loss) .........................................    $     33         20,176        (1,813)       (18,363)            33
                                                               ========       ========      ========       ========       ========


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 1998
                            (Unaudited, in thousands)


                                                                              Non-
                                                              Parent       Guarantor       Guarantor     Eliminating
                                                             Company      Subsidiaries    Subsidiaries     Entries     Consolidated
                                                             --------     ------------    ------------   -----------   -------------
Operating revenues ......................................    $     --         97,897         18,175         (6,631)       109,441
Operating expenses ......................................          --         62,544         13,019         (6,171)        69,392
                                                             --------       --------       --------       --------       --------

   Gross profit .........................................          --         35,353          5,156           (460)        40,049

Selling, general and administrative expenses ............       6,976          9,742          2,437             --         19,155
Gain on sale of business ................................        (684)            --             --             --           (684)
Depreciation and amortization ...........................          95         19,640          2,652           (270)        22,117
                                                             --------       --------       --------       --------       --------
   Operating income (loss) ..............................      (6,387)         5,971             67           (190)          (539)
Interest expense ........................................      11,280             57            180            (25)        11,492
Other (income) expense ..................................        (555)          (144)           (52)            25           (726)
                                                             --------       --------       --------       --------       --------
Income (loss) before equity in income of
  subsidiaries, and income taxes ........................     (17,112)         6,058            (61)          (190)       (11,305)
Equity in income  of subsidiaries .......................       5,596             --             --         (5,596)            --
Income tax expense ......................................         157             --            211             --            368
                                                             --------       --------       --------       --------       --------

Net income (loss) .......................................    $(11,673)         6,058           (272)        (5,786)       (11,673)
                                                             ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Nine Months Ended July 31, 1999
                            (Unaudited, in thousands)


                                                               Parent       Guarantor    Non-Guarantor    Eliminating
                                                              Company      Subsidiaries  Subsidiaries       Entries     Consolidated
                                                              --------     ------------- --------------   -----------   ------------

Net income (loss) .......................................     $     33         20,176         (1,813)       (18,363)            33
   Depreciation and amortization ........................          136         14,105          2,199            (77)        16,363
   Equity in income of subsidiaries .....................      (16,597)            --             --         16,597             --
   Other non-cash adjustments ...........................          930             15              1             --            946
   Changes in working capital ...........................        2,557          8,343         (1,944)          (159)         8,797
                                                              --------       --------       --------       --------       --------

Net cash provided by (used in) operating activities .....      (12,941)        42,639         (1,557)        (2,002)        26,139
                                                              --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures ............          (26)        (9,467)        (1,780)            (4)       (11,277)
   Other assets and investments .........................         (504)        (5,447)          (275)         1,192         (5,034)
                                                              --------       --------       --------       --------       --------

Net cash provided by (used in) investing activities .....         (530)       (14,914)        (2,055)         1,188        (16,311)
                                                              --------       --------       --------       --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .............           --             60             --             --             60
   Payments on long-term debt ...........................           --         (2,066)          (290)            --         (2,356)
   Other, principally intercompany balances .............       23,227        (25,316)         1,621            614            146
                                                              --------       --------       --------       --------       --------

Net cash provided by (used in) financing activities .....       23,227        (27,322)         1,331            614         (2,150)
                                                              --------       --------       --------       --------       --------

Effect of exchange rate changes on cash .................           45             --           (267)           200            (22)
                                                              --------       --------       --------       --------       --------

Increase/(decrease) in cash and cash equivalents ........        9,801            403         (2,548)            --          7,656

Cash and cash equivalents, beginning of period ..........        2,054            193          4,562             --          6,809
                                                              --------       --------       --------       --------       --------

Cash and cash equivalents, end of period ................     $ 11,855            596          2,014             --         14,465
                                                              ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Nine Months Ended July 31, 1998
                            (Unaudited, in thousands)


                                                                Parent       Guarantor     Non-Guarantor   Eliminating
                                                               Company      Subsidiaries   Subsidiaries      Entries    Consolidated
                                                               --------    --------------    -------------   -------    ------------

Net income (loss) .......................................      $(11,673)         6,058           (272)        (5,786)       (11,673)
   Depreciation and amortization ........................            95         19,640          2,652           (270)        22,117
   Equity in income of subsidiaries .....................        (5,596)            --             --          5,596             --
   Gain on sale of business .............................          (684)            --             --             --           (684)
   Other non-cash adjustments ...........................           996           (115)           (89)            --            792
   Changes in working capital ...........................           870          1,803           (375)          (121)         2,177
                                                               --------       --------       --------       --------       --------

Net cash provided by (used in) operating activities .....       (15,992)        27,386          1,916           (581)        12,729
                                                               --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures ............          (294)       (18,363)        (1,821)           426        (20,052)
   Cash acquired in business acquisition ................            --             --          2,177             --          2,177
   Other assets and investments .........................          (238)        (5,830)           (77)           171         (5,974)
                                                               --------       --------       --------       --------       --------

Net cash provided by (used in) investing activities .....          (532)       (24,193)           279            597        (23,849)
                                                               --------       --------       --------       --------       --------

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt .........            --         12,000             --             --         12,000
   Payments on long-term debt ...........................            --         (2,001)          (294)            12         (2,283)
   Other, principally intercompany balances .............        13,343        (13,771)           974            (36)           510
                                                               --------       --------       --------       --------       --------

Net cash provided by (used in) financing activities .....        13,343         (3,772)           680            (24)        10,227
                                                               --------       --------       --------       --------       --------

Effect of exchange rate changes on cash .................             5              1            (68)             8            (54)
                                                               --------       --------       --------       --------       --------

Increase/(decrease) in cash and cash equivalents ........        (3,176)          (578)         2,807             --           (947)
Cash and cash equivalents, beginning of year ............        15,582            328          2,297             --         18,207
                                                               --------       --------       --------       --------       --------

Cash and cash equivalents, end of period ................      $ 12,406           (250)         5,104             --         17,260
                                                               ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of July 31, 1999 and the results of its operations for the three and nine month periods ended July 31, 1999, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1998 ("fiscal 1998") included in the Company's Annual Report on Form 10-K for fiscal 1998.

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

                                                               Third Quarter Fiscal 1999               Third Quarter Fiscal 1998
                                                          -----------------------------------     ----------------------------------
                                                             Pari-                                  Pari-
                                                             Mutuel      Lottery                    Mutuel      Lottery
                                                          Operations    Operations     Total      Operations   Operations     Total
                                                          ----------    ----------    -------      -------     -----------   -------
Revenues:
    Services .........................................      $35,954        2,929       38,883       31,917        2,945       34,862
    Sales ............................................        7,934        6,353       14,287        3,586          347        3,933
                                                            -------      -------      -------      -------      -------      -------
    Total Revenues ...................................      $43,888        9,282       53,170       35,503        3,292       38,795
                                                            =======      =======      =======      =======      =======      =======

Gross Profit (excluding
 depreciation and amortization) ......................      $14,952        2,679       17,631       12,196          974       13,170
                                                            =======      =======      =======      =======      =======      =======

Third Quarter Revenue Analysis

     Revenues increased 37% or $14.4 million to $53.2 million in the third quarter of the fiscal year ending October 31, 1999 ("fiscal 1999") from $38.8 million in the third quarter of fiscal 1998.

     Pari-mutuel Operations services revenues of $36.0 million for the third quarter of fiscal 1999 improved $4.0 million or 13% from the third quarter of the prior year. This improvement primarily reflects $2.5 million in revenues from the Netherlands operations that were acquired in July of fiscal 1998, revenues from the new NASRIN(TM) operation, higher OTB revenues attributable to improved handle and the September 1998 opening of the race book at the Mohegan Sun Casino, and the growth in simulcasting and handle related revenues in the Company's North American pari-mutuel operations. These increases were partially offset by the loss of a French pari-mutuel service contract. Pari-mutuel Operations equipment sales revenues in the third quarter of fiscal 1999 of $7.9 million increased $4.3 million from the third quarter of the prior year due primarily to sales of a system to the Irish Horseracing Association, Extrema(TM) terminals to the UK Tote, and Max 3000 terminals to other international customers.

     Lottery Operations services revenues of $2.9 million in the third quarter of fiscal 1999 were unchanged from the prior year quarter. Lottery Operations equipment sales revenues increased significantly in the third quarter of fiscal 1999 to $6.4 million from $0.3 million in the same period in fiscal 1998. This increase is primarily attributable to sales of Extrema(TM) terminals for use in the SISAL SPORT Italia SpA lottery operations.

Gross Profit Analysis

     The total gross profit of $17.6 million in the third quarter of fiscal 1999 increased by $4.5 million, or 34%, from the third quarter of fiscal 1998. Higher gross profit on international sales of the Company's systems, Extrema(TM) terminals and Max 3000 terminals, coupled with profits on higher pari-mutuel and OTB services revenues, were partially offset by the decrease in profits earned in the French pari-mutuel operations. Gross profit as a percent of revenues in the Company's service businesses was 33% in the third quarter of fiscal 1999 compared to 35% in the third quarter of fiscal 1998 and 35% in full fiscal 1998. This decrease reflects, primarily, the lower gross profit on the Netherlands operations that were acquired in July of fiscal 1998, and lower gross profit on French pari-mutuel operations, partially offset by improved gross profit in pari-mutuel and OTB operations. Gross profit earned on equipment sales of $4.7 million in the third quarter of fiscal 1999 increased by $3.6 million from the third quarter of fiscal 1998. Gross profit as a percent of equipment sales was 33% in the third quarter of fiscal 1999, an increase from gross profit of 28% in the third quarter of fiscal 1998 as a result of a change in the mix of equipment and systems sold.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

                                Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $0.3 million or 5% to $6.6 million in the third quarter of fiscal 1999 from $6.3 million in the third quarter of fiscal 1998. The increase is primarily the result of the inclusion of the Netherlands operations acquired in July 1998.

     Depreciation and amortization expenses decreased $2.1 million or 29% to $5.4 million in the third quarter of fiscal 1999 from $7.5 million in the third quarter of fiscal 1998. Depreciation decreased by $1.3 million primarily due to the lengthening of depreciable lives of pari-mutuel terminals from seven to ten years, effective November 1, 1998, as the result of the renewal of a number of service contracts and the realized equipment durability. Amortization expenses decreased by $0.8 million as a result of the full amortization of certain intangible assets in fiscal 1998.

     Interest expense of $3.9 million in the third quarter of fiscal 1999 increased $0.1 million from the third quarter of fiscal 1998, as a result of the borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

Income Taxes

     An income tax benefit of $0.1 million was recorded in the third quarter of fiscal 1999 compared to $0.1 million of expense in the fiscal 1998 third quarter. Income tax expense (benefit) principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.


Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

                                                        Nine Months Fiscal 1999                       Nine Months Fiscal 1998
                                                 --------------------------------------      ---------------------------------------
                                                  Pari-                                        Pari-
                                                  Mutuel        Lottery                        Mutuel        Lottery
                                                Operations     Operations        Total       Operations     Operations       Total
                                                ----------     ----------      --------      ----------      ----------     --------
Revenues:
    Services .............................       $102,171          7,437        109,608         91,924          7,190         99,114
    Sales ................................         13,534         28,759         42,293          9,014          1,313         10,327
                                                 --------       --------       --------       --------       --------       --------
    Total Revenues .......................       $115,705         36,196        151,901        100,938          8,503        109,441
                                                 ========       ========       ========       ========       ========       ========

Gross Profit (excluding
 depreciation and amortization) ..........       $ 39,340          9,255         48,595         37,123          2,926         40,049
                                                 ========       ========       ========       ========       ========       ========

Nine Month Revenue Analysis

     Revenues increased 39% or $42.5 million to $151.9 million in the first nine months of fiscal 1999 from $109.4 million in the first nine months of fiscal 1998.

     Pari-mutuel Operations services revenues of $102.2 million in the first nine months of fiscal 1999 improved $10.2 million or 11% from the first nine months of the prior year. This improvement primarily reflects $8.8 million in revenues from the Netherlands operations that were acquired in July 1998, revenues from the new NASRIN(TM) operation, higher OTB revenues attributable to increased handle and the September 1998 opening of the race book at the Mohegan Sun Casino and improved simulcasting revenues in Germany. These improvements were partially offset by the loss of a French pari-mutuel service contract and fewer sales of excess transponder time in the domestic simulcasting operations. Pari-mutuel equipment sales revenues in the first nine months of fiscal

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

1999 of $13.5 million increased $4.5 million or 50% from the first nine months of the prior year, primarily due to sales of a system to the Irish Horseracing Association, Extrema(TM) terminals to the UK Tote and Max 3000 terminals to other international customers.

     Lottery Operations service revenues increased $0.2 million in the first nine months of fiscal 1999 to $7.4 million primarily due to the April 1999 launch of the Montana lottery. Lottery equipment sales revenues increased to $28.8 million in the first nine months of fiscal 1999 from $1.3 million in the same period in fiscal 1998. This increase is primarily attributable to the fiscal 1999 sales of Extrema(TM) terminals for use in the SISAL Sport Italia SpA lottery operations, and the March 1999 delivery of a lottery central system, terminals and communications equipment to the Montana Lottery.

Gross Profit Analysis

     The total gross profit of $48.6 million in the first nine months of fiscal 1999 increased by $8.5 million, or 21%, from the first nine months of fiscal 1998. Higher margins were due to the profit on sales of Extrema(TM) terminals for use in the SISAL Sport Italia SpA lottery operations, sales of Max 3000 terminals to other international customers and the March 1999 delivery of a lottery central system, terminals and communications equipment to the Montana Lottery, coupled with profits on higher pari-mutuel and OTB service revenues. These gross profits were partially offset by the lower profit in the French pari-mutuel operations. Gross profit as a percent of revenues in the Company's services businesses was 34% in the first nine months of fiscal 1999, compared to 37% in the first nine months of fiscal 1998, reflecting, primarily, lower margins on the Netherlands operations that were acquired in July of fiscal 1998, the start-up of the NASRIN(TM) business, and lower gross profit on French pari-mutuel operations, partially offset by improved earnings in OTB operations. Gross profit earned on equipment sales was $11.8 million in the first nine months of fiscal 1999, compared to $3.7 million in the first nine months of fiscal 1998 primarily due to the international sales of lottery and pari-mutuel terminals mentioned above. Gross profit as a percent of equipment sales was 28% in the first nine months of fiscal 1999, a decrease from the gross profit percent of 36% in the first nine months of fiscal 1998 and the 33% gross profit percent for all of fiscal 1998, as a result of a change in the mix of equipment and systems sold.

Expense Analysis

     Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $0.7 million or 4% to $19.9 million in the first nine months of fiscal 1999 from $19.2 million in the first nine months of fiscal 1998. The increase is primarily the result of the inclusion of the Netherlands operations acquired in July 1998 and lower expenses reported in fiscal 1998 resulting from the collection of receivables previously reserved due to concerns about their recoverability.

     Depreciation and amortization expenses decreased $5.8 million or 26% to $16.4 million in the first nine months of fiscal 1999 from $22.1 million in the first nine months of fiscal 1998. Depreciation decreased by $3.9 million primarily due to the lengthening of depreciable lives of pari-mutuel terminals from seven to ten years, effective November 1, 1998, as the result of the renewal of a number of service contracts and the realized equipment durability. Amortization expenses decreased by $1.8 million primarily as a result of the full amortization of certain intangible assets in fiscal 1998.

     Interest expense of $12.0 million in the first nine months of fiscal 1999 increased $0.5 million from the first nine months of fiscal 1998 as a result of borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

     Other expense of $0.2 million in the first nine months of fiscal 1999 consisted primarily of currency translation expenses, and other income of $0.7 million in the first nine months of fiscal 1998 consisted primarily of interest on invested excess cash.

Income Taxes

     Income tax expense was $0.1 million in the first nine months of fiscal 1999 compared to $0.4 million in the first nine months of fiscal 1998. Income tax expense principally reflects foreign taxes, since no tax benefit has been recognized on domestic operating losses.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Liquidity, Capital Resources and Working Capital Deficiency

     At July 31 1999, the Company's available cash and borrowing capacity totaled $38.0 million compared to $29.9 million at October 31, 1998. Net cash provided by operating activities increased by $13.4 million to $26.1 million in the nine months ended July 31, 1999 from $12.7 million in the nine months ended July 31, 1998 reflecting improved earnings, the collection of trade receivables and customer deposits and the reduction of inventory related primarily to the sales of systems and terminals to international customers. Partially offsetting these increases were the payments of liabilities incurred in fiscal 1998 in connection with the European cost savings efforts and liabilities assumed in connection with the fiscal 1998 acquisition of the Netherlands operations. In the first nine months of fiscal 1999, the Company utilized cash provided by operating activities to invest $16.3 million, principally in capital and contract expenditures and in software systems development, and to repay $2.4 million of long-term debt.

     At July 31, 1999, the Company's current liabilities exceeded current assets by $3.4 million, an increase of $0.5 million from October 31, 1998. The increase is principally due to the use of available cash to fund capital expenditures.

     As described above in Note 5 to the Consolidated Financial Statements, the Company had $23.6 million of borrowing availability under its Facility at July 31, 1999. The Company believes that its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required over the long term to enable it to meet its debt service obligations, including scheduled principal payments under the Notes, the Subordinated Debentures and the Term Loan. See Notes 5 and 6 to the Consolidated Financial Statements.

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

     All Simulcasting satellite and ground control systems and encoders/decoders are compliant. Company-owned Scientific Atlanta NTL encoders and the Scientific Atlanta control computer (DEMC V2.31) were tested and certified by the Company. All other simulcasting equipment Year 2000 certifications are based on third party certifications of various components by the original equipment manufacturers ("OEMs") and GE Americom, the satellite system provider.

     Pari-mutuel and Video Gaming wagering systems are Year 2000 compliant. Installation of a Compaq authored Year 2000 patch for the Company's VAX systems Open VMS operating systems was completed. Regulatory testing and certification of pari-mutuel wagering systems is complete. Regulatory testing of video gaming systems is complete and certification is anticipated by the end of September 1999. Additional known regulatory and/or quasi-regulatory testing, where mandated, will be completed by October 1, 1999.

     Year 2000 compliant Lottery software was made available to the lotteries in mid-June 1999 and regulatory testing and certification of Lottery systems is expected to be complete by November 1, 1999. In some instances, the Company is also relying on Year 2000 compliance representations and warranties that its vendors, suppliers and other service providers are making with respect to their products and services.

     This schedule and progress made to date support the Company's belief that its solutions will be implemented and tested prior to any anticipated Year 2000 impact on the Company's systems.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

     The total estimated cost of Year 2000 remediation efforts is not expected to exceed $1 million. Through the first nine months of fiscal 1999, the Company has incurred approximately $0.4 million of costs principally for software modifications and conversions. The Company had previously believed that the simulcasting network might require equipment upgrades and replacements in order to become Year 2000 compliant. It is now believed that such equipment upgrades and replacements will not be necessary. Similar Year 2000 readiness programs are in place in the Company's foreign operations. Costs to address these operations' Year 2000 issues are not expected to be material and are included in the above remediation cost estimate. The Company intends to monitor these processes, and has evaluated alternative solutions, which will be implemented if necessary.

     The Company expects that its critical systems and applications will be compliant by November 30, 1999, and the Year 2000 issue will not pose significant operational problems for the Company. There can be no assurance, however, that there will not be a delay in, or increased cost associated with, the implementation of such corrective action, and the Company's inability to implement such corrective action could have a material adverse effect on its business, consolidated financial condition or results of operations. The
Company's belief and expectations are based on certain assumptions and expectations that may ultimately prove to be inaccurate.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 1999

PART II.  Other Information

Item 1.   Legal Proceedings

     No significant changes have occurred with respect to legal proceedings disclosed in Part 1, Item 3, of the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               27 Financial Data Schedule.

          No current reports on Form 8-K were filed during the third quarter of fiscal 1999.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AUTOTOTE CORPORATION
                              --------------------
                                  (Registrant)

                                  /s/ DeWayne E. Laird
                         By:      ----------------------
                         Name:    DeWayne E. Laird
                         Title:   Vice President & Chief Financial Officer


Dated:   September 14, 1999