Form 10-K
period 1999-10-31
AUTOTOTE CORP
filed 2000-01-28
CIK 750004

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: October 31, 1999,

                                       or

       |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  Registrant's telephone number: (212) 754-2233

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                      Name of each exchange on which
      -------------------                      ------------------------------
                                                        registered
                                                        ----------
Class A Common Stock, $.01 par value              American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of January 25, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $155,070,468.

      Common shares outstanding as of January 25, 2000 were 36,487,169.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

                Document                           Parts Into Which Incorporated
                --------                           -----------------------------
Proxy Statement for the Company's 2000 Annual              Part III
          Meeting of Stockholders

                        EXHIBIT INDEX APPEARS ON PAGE 73

================================================================================

                                     PART I

                           FORWARD-LOOKING STATEMENTS

      Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("The Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate" and other similar words. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

      o the availability and adequacy of our cash flow to satisfy our obligations, including payment of our outstanding notes and debentures and additional funds required to support capital improvements and development;

      o economic, competitive, demographic, business and other conditions in our local and regional markets;

      o changes or developments in the laws, regulations or taxes in the gaming industry;

      o actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

      o changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements; and

      o the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis.

      Actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

      All references to a fiscal year are to our fiscal year which ends October
31. References to "Autotote", the "Company", "we", "our" and "us" include Autotote Corporation and its subsidiaries.

ITEM 1. BUSINESS

Overview

      We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment, as well as a licensed international operator of gaming venues. We provide technology, software, equipment and services for pari-mutuel wagering conducted at thoroughbred, harness and greyhound racetracks, off-track betting establishments ("OTBs") and jai alai frontons. We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries. We also provide operations management for domestic and international OTBs and gaming venues.

      Pari-mutuel wagering is a form of wagering in which wagers ("Handle") are placed in a pool and winnings are calculated and paid as a percentage of the pool. Related products and services that we offer racetracks, OTBs and frontons include:

            Wagering systems. We are the largest provider of sophisticated data-processing networks used to place and redeem wagers, accumulate wagering data, calculate pari-mutuel odds, and validate and distribute information to display systems to the North American Racing Industry. Our systems process wagers at approximately 100 racetracks in North America, including 10 of the 15 largest thoroughbred racetracks, and at more than 800 OTBs, including 10 of the 12 largest OTB networks in North America. As a result, we processed approximately 65% of the estimated $20 billion of North American Racing Industry Handle. We also have a significant presence in Europe. We are the exclusive provider of wagering systems and services to licensed pari-mutuel operators in Germany, The Netherlands, Ireland, Austria and Turkey. In France, we provide and operate wagering systems for approximately 30% of the province racetracks. We are also a leading supplier of wagering systems to racetracks and OTBs worldwide and we design, sell and service video gaming machines ("VGMs") for use at racetracks in North America.

            Simulcasting and Telecommunications Services. We are one of the leading providers of simulcasting services in North America, broadcasting live racing events via satellite to more than 150 racetracks and 750 OTBs. We also provide similar services in Europe, particularly in The Netherlands and Germany, where we service all racetracks and more than 250 OTBs. Additionally, we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network ("NASRIN(TM)"), that serves more than 50 racetracks.

      Venue management. We are the exclusive licensed operator of substantially all off-track pari-mutuel wagering in Connecticut, with 12 stand-alone OTBs state-wide, including two simulcasting teletheaters, three simulcasting raceview centers, as well as telephone account wagering and the Mohegan Sun Casino race book. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands with five racetracks and 38 OTBs.

      Lottery systems and services. We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries. Our lottery operations utilize proprietary technology that is similar to that used for pari-mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of on-line wagers, as well as validation of winning on-line and instant play tickets. We currently provide systems and services to the Connecticut and Montana state lotteries and were recently selected to provide such services to the Vermont state lottery. We also provide such services to nationwide lotteries in Barbados and the Dominican Republic, and we sell lottery terminals to various markets, including Italy.

      For fiscal 1999, we generated revenues and EBITDA (earnings before interest, taxes, depreciation and amortization, gains/loss on sale of businesses and other income/deductions) of $211.1 million and $40.5 million, respectively. The majority of our revenues were derived from our pari-mutuel systems operations from which we generally receive revenues based on a percentage of Handle (an average of approximately 0.35% in North America), a daily or monthly fee. In addition, we receive event-based and daily or monthly fees from our racing industry customers for the provision of certain equipment and simulcasting services. In the venue management business, our revenues are based on a retained percentage of Handle ranging from 15% to 30%, depending on the country, the racetrack and the wager. Our lottery service revenues are also based on a varying percentage of amounts wagered, depending on equipment and services provided. In addition to our service revenues, our pari-mutuel and lottery operations also receive revenues from the sale of systems and equipment.

      Favorable changes in pari-mutuel wagering and simulcasting laws in various jurisdictions in North America during the past five years and the resulting expanded use of simulcasting and telecommunications technology in the North American racing industry have contributed significantly to the growth in "remote" wagering, primarily through expanded wagering at OTBs, by telephone and from "inter-track" wagering (wagering on location at one racetrack on races held at other racetracks). The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $10.6 billion in 1998, a compound annual growth rate of nearly 14.4%.

      This growth in remote wagering, together with our extensive penetration of the North American pari-mutuel wagering market, has enabled us to generate increased pari-mutuel revenues. We attribute our success to our position as:

      1. the leading provider of pari-mutuel wagering systems to the leading racetracks whose live racing events are in the greatest demand for remote wagering;

      2. a leading provider of computerized pari-mutuel wagering systems and automated telephone betting equipment to OTBs and racetracks accepting wagers on simulcasted racing events; and

      3. a leading simulcaster of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America and Europe.

      We have also increased our revenues through our fiscal 1994 acquisition and subsequent enhancement of the Connecticut OTB business and the fiscal 1998 acquisition and subsequent enhancement of the Netherlands on-track and off-track wagering business. Through these businesses, we have been able to directly share in the growth in remote wagering discussed above. In addition, we believe that we will realize further benefits to the extent that governments enact legislation that continues to facilitate the growth in OTBs, telephone, interactive and other forms of remote wagering. In Europe, some existing restrictions are being lifted, and we are actively pursuing expanded participation in remote wagering in The Netherlands and Germany.

      Our lottery operations continue to benefit from competitive changes in the government-sponsored lottery markets as those markets continue to mature and become more self-sufficient. Because of these underlying changes, we have added the states of Montana and Vermont as customers in the past two years and will continue to look for competitive bidding opportunities.

      For information concerning the Company's business and geographic segments, see Note 19 to Consolidated Financial Statements.

Pari-Mutuel Operations

      Pari-mutuel Operations accounted for 56%, 56% and 47% of our total revenues for the fiscal years 1997, 1998 and 1999, respectively. Pari-mutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada and in approximately 100 other countries around the world.

North American Pari-Mutuel Systems

      We are the leading supplier of pari-mutuel wagering systems to the North American market. We believe our pari-mutuel wagering systems processed approximately 65% of the estimated $20 billion of gross Handle in North America. We own and operate more than 22,000 pari-mutuel wagering terminals in use throughout North America, and our wagering systems and related equipment process wagers at approximately 100 racetracks in North America, including 10 of the 15 largest thoroughbred racetracks, and at more than 800 OTB facilities.

      In North America, we typically enter into five-year, renewable service contracts with racetracks under which we provide the pari-mutuel wagering system, as well as the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. We maintain ownership of the pari-mutuel wagering systems, which enables us to employ such equipment in more than one racetrack at different times during the year if a customer does not operate wagering all year long.

      The pari-mutuel wagering systems we provide in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. These systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket-issuing terminals used in a system are generally determined by the amount of wagering at, and physical layout of, each facility. We generally do not, however, employ the clerks who issue wagering tickets using our teller-operated terminals. We also provide additional software and other support functions.

      We typically receive revenue for our services in North America as a varying percentage of Handle, generally ranging up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately

0.35% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under our service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility.

      In addition to payments received for on-track wagering above, we may also receive an "interface fee" of 0.125% of handle for combining these wagers into the "combined pools" of host tracks that Autotote operates. This interface fee is collected from all tracks and OTBs that bet into host tracks, regardless whether Autotote or another vendor provides wagering services for on-track wagering.

      In recent years, we have focused on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. These networks allow us to achieve economies of scale by centralizing our computer system operations into hubs. Additionally, when linked to our other regional and national pari-mutuel wagering networks, these networks provide our customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. We believe our established wagering networks will give us a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of our ability to offer customers greater services more efficiently than our competitors. We currently operate regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, Louisiana, Michigan, New York, Oregon, Pennsylvania, Washington, Puerto Rico, Alberta, British Columbia and Ontario.

      An additional outlet for our pari-mutuel wagering systems is the casino market. We operate pari-mutuel wagering systems for all of the casinos in Atlantic City that offer wagering on racing events and the Mohegan Sun Casino in Connecticut. Services provided to these casinos are similar to those provided directly to OTBs.

      In our service contracts, we generally provide certain warranties regarding the implementation, operation, performance, and reliability of our wagering systems relating to, among other things, data accuracy, repairs and validation procedures. Our wagering systems contract warranties are negotiated and, accordingly, vary on a case-by-case basis.

Simulcasting and Telecommunication Services

      We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America and Europe. We simulcast racing events from over 60 racetracks and jai alai frontons to more than 150 racetracks and more than 750 OTBs throughout North America, and from and to 29 racetracks, and to more than 200 OTBs and bookmaker shops, in The Netherlands and Germany.

      Simulcasting is the process of transmitting the audio and video signal of a live racing event from a facility for reception by wagering facilities in other locations, usually by satellite. Simulcasting provides racetracks the opportunity to increase revenues by sending their signals to additional wagering locations, such as other racetracks, OTBs and casinos. Sending live audio and video broadcasts of remote racing events generates increased revenues for us and our customers by increasing the consumer base for the remote events and by maximizing the number of events a patron is able to wager upon by eliminating the idle time between live race events.

      In our simulcasting operations, we lease satellite transponders and use digital signal compression technology to increase the number of events that may be broadcast on each transponder at one time. We own mobile earth stations which uplink the video and audio signals of racetrack and jai alai events to our controlled satellite transponders and we own integrated receiver/decoders which are used by racetracks and OTBs to receive and decode the simulcast signals.

      In general, we receive a daily event fee from the racetracks for uplinking the video and audio signals and a monthly fee from racetracks and OTBs and casinos for the use of our decoders which are needed to unscramble the simulcast transmission. In addition, we often sell any excess satellite transponder capacity to other users of satellite communications outside the Racing Industry. Such sales are generally for short-term periods, but, from time to time, we have sold such excess capacity under long-term contracts.

      In partnership with AT&T, our primary telecommunications service provider, we were selected by the Thoroughbred Racing Association to implement NASRIN(TM). This telecommunication system is designed to link all racing and simulcasting locations in North America and to be a platform for future technology developments. Built around AT&T's international frame relay network, NASRIN(TM) securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities. In December 1998, we merged our NASRIN(TM) business with Churchill Downs Incorporated's ("Churchill Downs") Tracknet telecommunications business unit. The resulting company, called NASRIN(TM), is owned 70% by us and 30% by Churchill Downs and provides the equipment and management to administer and maintain the nationwide network, and handle all subscriber billings.

   International Pari-Mutuel Systems

      In Europe, we provide and operate pari-mutuel wagering systems at all of the racetracks in Germany, Ireland, The Netherlands, Turkey and Austria, as well as all of the OTBs in The Netherlands and Germany. In France, we provide these systems and services to approximately 30% of the racetracks in the provinces. Our high volume, real-time data processing systems are comparable to those deployed in North America, and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. Our European services are provided under long-term contracts of from five to ten years duration. We generally receive revenue as a percentage of Handle, as an agreed-upon annual fee or as daily, equipment-based fees, depending on the volume of wagers processed.

      We also provide simulcast services similar to those provided in North America to our customers in Germany and to our customer's racetracks and our OTBs in The Netherlands. In Germany, these services are generally provided under long-term contracts, with revenues based on daily fees for the uplink services and daily fees for providing decoders to racetracks, OTBs and bookmakers. In The Netherlands, no fees are charged for simulcast services as we process all wagers and generally retain 30% of these wagers to cover all of our costs, including providing simulcast services. We generally enter into long-term contracts with suppliers to provide both the uplink services and the satellite transponders. We also sell pari-mutuel wagering equipment to customers in other countries in Europe.

      In Germany, we have been providing pari-mutuel wagering systems and services to the nine major harness racetracks since 1994, and simulcasting services since January 1998. In September 1999, we began providing both pari-mutuel and simulcasting services to the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops as a result of our acquisition of selected pari-mutuel assets of Datasport Toto Dienstleistung GmbH & Co KG. In addition to these services, we have entered into a joint venture agreement with Sisal Sport Italia Spa to develop a network of approximately 2,500 additional OTBs throughout Germany over the next four years. Beginning in April 1999, we sold a pari-mutuel wagering system and began to provide ongoing maintenance and operating services for the next 10 years to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In Turkey, we have been providing a pari-mutuel system and associated maintenance services since 1995 for five racetracks and approximately 1,250 OTBs. In France, we provided pari-mutuel wagering systems and services to approximately one-half of the French on-track market through fiscal 1998. Beginning in the fourth quarter of fiscal 1998, all of the Paris based racetracks were required to switch to a new centralized French pari-mutuel system. Since then, we have concentrated on renewing and expanding our customer base of province racetracks.

      In other international markets, we generally sell, deliver and install pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. We have sold our systems in approximately 25 countries. Each of these systems is customized to meet the unique needs of each customer, including game designs, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of our proprietary system software, as well as installation, training, technical assistance, support, accessories and limited spare parts.

   Video Gaming Machines

      We have developed a proprietary line of progressive Video Gaming Machines ("VGMs"), which combine full gaming functionality, such as video poker, blackjack, simulated spinning reels and keno, with full race betting functionality, including picture-in-picture capabilities. As a result, our VGMs provide multiple opportunities for revenue generation at racetracks where VGM wagering is permitted. Our latest VGM terminal allows patrons to wager on horse races and watch simulcasted races or other televised programs on a picture-in-picture video window, while continuing to wager on selected video games. We supply approximately 600 VGMs to three pari-mutuel operators in West Virginia, for which we receive a percentage of income generated by the terminals. We believe additional revenue opportunities are available if video gaming is approved in more racetracks across the country.

Venue Management Operations

      We operate substantially all off-track wagering in Connecticut ("Connecticut OTB") and all off-track and on-track wagering in The Netherlands. Venue Management Operations service revenue accounted for 28%, 32%, and 29% of our total service revenue for fiscal 1997, 1998 and 1999, respectively.

      In Connecticut, approximately $214 million was wagered in fiscal 1999 on more than 60 U.S. based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. We currently operate twelve OTB locations statewide, including the 39,000 square foot Bradley Teletheater in Windsor Locks and the 55,000 square foot Sports Haven(R) facility in New Haven, and three simulcasting raceview centers in New Britain, Bristol and Hartford, as well as a telephone account betting operation.

      Since we commenced operations in 1993, we have implemented several important product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone betting. In addition, our teletheaters and raceview centers feature large screen televisions and numerous other televisions throughout the facility to enhance the customer's entertainment experience. In September 1998, we began providing an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its new race book located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven-year agreement. We believe this race book is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals. Since our license permits us to add an additional teletheater location to our operations, we initiated development of such a facility in Brookfield in fiscal 1999. Because of strong local opposition, we withdrew our application and are currently exploring other site locations around the state.

      Our exclusive right to operate the Connecticut OTB is subject to state regulations with respect to such matters as the location of OTBs, hours of operation and certain financial and operational standards. Our revenues are based on an allowed percentage of Handle wagered through Connecticut OTB. The percentage of the total Handle which we may receive is determined by the track where the event is held and ranges from 15% to 25%, depending on the racetrack and type of wagers. In June 1997, the State of Connecticut passed legislation authorizing racetracks and jai alai frontons within Connecticut to retain a larger portion of the Handle from pari-mutuel pools. Since we typically retain the same amount as the racetrack or fronton where the event is held, our retained percentage increased to 22.4%. Our expenses include a state based pari-mutuel tax of 3.5% of the Handle, a racetrack signal fee of approximately 5% of the racetrack's Handle, as well as telecommunications, facilities and labor costs.

      In July 1998, we acquired the rights and began operating all on-track and off-track pari-mutuel wagering in The Netherlands under a license, granted by the Dutch Ministry of Agriculture, which extends through June 30, 2003. We received additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 10 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing.

      In fiscal 1999, approximately $42 million was wagered in The Netherlands primarily on racing from The Netherlands, UK, and Germany. This is the first year since 1991 that Handle in The Netherlands has increased over the previous year. This improvement was possible because, in fiscal 1999, we provided simulcasting of Dutch racing to all of the OTBs throughout the entire year, and, in August 1999, we added simulcasting of French racing. We currently operate 33 OTB locations countrywide, including three sports cafes, and four on-track OTBs, as well as four on-track wagering systems. We are planning to add seven additional sports cafes by the end of fiscal 2000 and private investors are working to open a new racetrack outside Amsterdam by early in fiscal 2002.

      We believe that operation of venues such as the Connecticut OTB and The Netherlands further strengthens our competitive position in attracting certain new racetrack customers to the extent that simulcast signals from these venues are not already displayed at our outlets. We also believe that our expertise in operating these venues should provide us with a competitive advantage in obtaining future venue operations through management contracts or full privatization. We believe this strategy resulted in our acquisition of all pari-mutuel wagering operations in The Netherlands in July 1998.

Lottery Operations

      Lottery Operations accounted for 15%, 11%, and 23% of our total revenues for the fiscal years 1997, 1998 and 1999, respectively.

      We design, install, operate and maintain on-line computer-based lottery systems and provide equipment for lottery systems both in the United States and internationally. Lottery systems process very large transaction volumes which dictate the need for high performance hardware and sophisticated software applications that necessitate expertise in software engineering and development. In the United States, we operate the Connecticut state lottery, the Montana state lottery and we have a contract to install and begin operating the Vermont state lottery. Internationally, we have provided central processing systems and/or terminals which are currently being used in lotteries operating in Barbados, the Dominican Republic and Italy. Beginning in the fourth quarter of 1998 and throughout fiscal 1999, the Company shipped approximately 12,500 terminals to Sisal Sport Italia SpA pursuant to a contract to deliver a total of 20,000 of the Company's Extrema(TM) terminals.

      In connection with the Connecticut state lottery, we provide all equipment, personnel and services necessary to operate the lottery network of approximately 3,200 PROBE(R)L lottery terminals while retaining title to the equipment. In December 1997, we signed an agreement with the Connecticut Lottery Corporation to service the Connecticut state lottery through May 2003, with five one-year options to extend the contract through May 2008. In April 1999, we sold 300 PROBE(R)L terminals and licensed software to the Montana State Lottery Commission and began providing personnel and telecommunication services necessary to support the lottery under a seven-year contract through April 2006. In October 1999, we were awarded a six-year contract with the Vermont Lottery Commission to provide all equipment, personnel and services necessary to operate a lottery network of approximately 700 Extrema(TM) terminals for the period from July 1, 2000 through June 30, 2006, with two, two-year options to extend the contract through June 2010. Revenues received from the operation of these state lotteries are based on a percentage of the Handle in each state lottery.

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

Sale of European Lottery Business

      On April 15, 1997, we completed the sale of our European lottery business for cash consideration of approximately $26.6 million, including contingent consideration of approximately $1.6 million based upon a balance sheet of the European lottery business, prepared as of such date. We recorded additional gains on the sale of this business of approximately $1.2 million in fiscal 1998 and approximately $1.8 million in fiscal 1997.

      In connection with this sale, we agreed not to compete for three years in the on-line lottery business outside of the United States and Canada except with respect to (a) existing customers not served by the European lottery business and (b) certain identified proposed customers and jurisdictions. The non-competition covenants which expire April 15, 2000 do not apply to our right to sell certain terminals for lottery applications anywhere, except to existing customers of the European lottery business.

Contract Procurement

      Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Contracts have a high dollar value and are technically and commercially complex and may require substantial initial cash outlays. Start-up costs associated with contract awards typically involve expenditures for items such as software development and customization, assembly of wagering systems, and installation costs including electrical and carpentry work, transportation and placement of equipment, and system implementation. These costs are primarily comprised of labor related expenses due to the relative magnitude of software development and customization in the start-up phase. In the United States, lottery authorities generally commence the contract award process by issuing a request for proposals inviting bids and proposals from various lottery vendors. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate proposals with one or more potential vendors.

      Our contracts for the provision of pari-mutuel services in North America are typically for terms of five years. Contracts representing 9%, 22%, 13% and 12% of our annual North American pari-mutuel service revenues are scheduled to expire in fiscal years 2000, 2001, 2002 and 2003, respectively. Our contracts for the provision of pari-mutuel services in Europe expire in the following years: Ireland - 2009; Germany - 2007; France - 2004; Austria - 2004; Turkey - 2001. Our Connecticut state lottery contract, which was renewed in December 1997, is for an initial term for five years, with five one-year renewal options. The Montana state lottery contract is for a seven year period ending March 2006 and the Vermont state lottery contract which commences in July 2000, has an initial term of six years with two, two-year renewal options. Our license to provide on-track and off-track services in The Netherlands expires in the year 2003. The Company historically has been successful in renewing its largest contracts as they have come due for renewal. However, there can be no assurance that we will continue to be able to renew our pari-mutuel systems contracts with our largest customers or our lottery contracts. If we are unable to renew these contracts, there would be a material adverse effect on the Company.

Service and Support

      We employ approximately 595 persons, including regional and national managers and trained maintenance and field service personnel, to support the operation of our systems and communications networks. These personnel support our systems by performing routine system maintenance and repairs of systems and equipment when needed.

Research and Product Development

      We believe that our ability to attract new wagering system customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our systems and related equipment. We maintain a development program directed toward systems development as well as toward the improvement and refinement of our present products and the expansion of their uses and applications. We employ approximately 50 people in connection with software, engineering and product development.

Intellectual Property

      We maintain patent protection on certain of our pari-mutuel wagering and lottery products and have a number of registered trademarks and other common law trademark rights for certain of our products. The software and control systems for our wagering systems are also protected by copyright and/or trade secret laws.

Production Processes; Sources and Availability of Components

      Production of our wagering systems and component products primarily involves the assembly of electronic components into more complex systems and products. We produce our terminal products primarily at our manufacturing facility in Ballymahon, Ireland, or on a limited basis at our Newark, Delaware administration and development facility. Other manufacturing is contracted out to third party vendors, as needed.

      We normally have sufficient lead-time between reaching an agreement to provide a wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet their requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might diminish. The lead-time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors' lead-times and is also consistent with the needs of our customers.

Backlog

      Our backlog of orders for sales of our products was approximately $29 million as of October 31, 1999. The majority of the backlog is associated with the agreement with Sisal to manufacture and deliver Extrema(TM) terminals to upgrade Sisal's network of terminals used in their Italian lottery operations. Approximately 66% of the Sisal order has been completed through October 31, 1999, with the balance of the order to be completed in fiscal 2000. Backlog as of October 31, 1999 does not include revenues attributable to multi-year wagering systems contracts, multi-year lottery service contracts, revenue attributable to the operation of the Connecticut OTB or the Netherlands operations, or maintenance contracts.

Competition

      A significant portion of our revenue is generated from providing pari-mutuel wagering systems to racetracks and OTBs. The market for pari-mutuel wagering systems is competitive, and certain of our competitors may have greater financial resources than we have. We compete primarily on the basis of design, performance, reliability and pricing of our products as well as customer service. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology.

      As a major portion of our revenue is based on a percentage of Handle, including our Connecticut OTB and The Netherlands revenues, our revenues may be adversely affected by competition for the wagering dollar. Any new non-racing wagering products in a given market may result in increased competition for wagering dollars. Competition for wagers comes from casinos, lotteries and other forms of legal and illegal gambling.

      Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and Anchor Gaming, Inc., which operates its pari-mutuel wagering systems business through its subsidiary United Tote. Video Gaming industry terminal suppliers include International Game Technology, WMS Industries Inc., Alliance Gaming, Inc., Anchor Gaming, Inc. and several smaller companies. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. No single company maintains the leading market position internationally, although certain companies possess regional strengths. Competition in the simulcasting business in North America and Europe is fragmented with ourselves and Roberts Communications Network, LLC having achieved the most significant market shares.

      The on-line lottery business is also highly competitive. State and foreign governments normally award contracts based on competitive bidding procedures. Significant factors which influence the award of lottery contracts include price, the ability to optimize lottery revenues through marketing capability and applications knowledge, the quality, dependability and upgrade capability of the network, the experience, financial condition and reputation of the vendor, and the satisfaction of other requirements and qualifications which the lottery authority may impose. The Company's principal competitors in the on-line lottery business are Gtech Holdings Corp., Anchor Gaming, Inc., through its subsidiary Automated Wagering, Inc., and Scientific Games Inc.

      The market for our products is affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate such changes and to develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts. There can be no assurance that we will have the financial or other resources to respond to such changes or to develop and introduce new products on a timely basis.

Regulation

General

      Pari-mutuel wagering, sports wagering, video gaming and on-line lotteries may be conducted in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving. Regulators in those jurisdictions review many facets of an applicant or holder of a license including, among other items, financial stability, integrity and business experience. We believe that we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

      In 1996, the United States Congress passed legislation authorizing a comprehensive study of gaming, including segments of the gaming industry served by the Company. That study was completed and released in 1999. In part, as a result of this study, legislation further regulating wagering on the internet and telephone wagering on pari-mutuel events is pending in the United States Congress. The Company is unable to predict whether this study will result in legislation that would impose regulations on gaming industry operators, including the Company, or whether such legislation, if any, would have a material adverse effect on the Company.

      We have developed and implemented an extensive internal compliance program in an effort to assure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by a full-time compliance officer, and is overseen by the Compliance Committee of our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by the Company or an employee of the Company will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Pari-Mutuel Wagering

      Forty-three states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 19 states and many foreign countries, including Mexico, have authorized pari-mutuel wagering on dog races. In addition, Connecticut, Rhode Island, Nevada, Florida and Mexico also allow pari-mutuel betting on jai alai matches.

      Companies that manufacture, distribute and operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require a company, as well as its directors, officers, certain employees and holders of 5% or more of the company's common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of the company and its key personnel and stockholders in order to ensure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause the company's licensing status to come under review in other jurisdictions as well.

      A subsidiary of ours that provides pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey is licensed by the New Jersey Casino Control Commission ("New Jersey Commission") as a gaming related casino service industry in accordance with the New Jersey Casino Control Act ("Casino Control Act") for an initial period of two years and then for renewable periods of four years thereafter. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and our licensed subsidiary may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all financial backers, who may be required to seek qualification or waiver of qualification. For casino holding companies, the New Jersey Commission traditionally has granted informal waivers at the staff level for non-institutional investors holding less than 15% of a debt issue and for institutional investors holding less than 50% of a debt issue and less than 20% of the issuer's overall debt.

      The New Jersey Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The New Jersey Commission may require that persons holding five percent or more of our Class A Common Stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the New Jersey Commission.

      Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the "Division") may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. The Company's telephone wagering operations, based in Connecticut, are subject to the Division's regulation. Pending legislation in the United States Congress may, if enacted, also subject these operations to regulation by states in which patrons reside. The Company is unable to predict whether such legislation will be enacted or the effect on the Company's telephone wagering operations.

      While in the past and at present we have been the subject of enforcement proceedings instituted by one or more regulatory bodies, we have been able to consensually resolve any such proceedings upon the implementation of remedial measures and/or the payment of settlements or monetary fines to such bodies. We do not believe that any of these proceedings, past or pending, will have a material adverse effect on us. However, there can be no assurance that similar proceedings in the future will be similarly resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

Video Gaming

      Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as VGMs or video lottery terminals ("VLTs"), depending on the jurisdiction. These devices represent a growing area in the wagering industry. We or our subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs or VLTs.

      Twenty-four states and Puerto Rico authorize wagering on VGMs or VLTs at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, such as Rhode Island and West Virginia, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Indian tribes throughout the United States are also authorized to operate these devices on reservation lands. In addition, all of the Canadian provinces and various foreign countries have authorized their use.

      Government officials in other states are considering proposals to legalize or expand video gaming, or video lottery in their states. Many legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

      Companies that manufacture, sell or distribute VGMs or VLTs are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to ensure the responsibility, financial stability and character of equipment manufacturers and their key personnel and stockholders through licensing requirements, (ii) to ensure the integrity and randomness of the machines, and (iii) to prohibit the use of VGMs or VLTs at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs and VLTs generally resemble the pari-mutuel and sports wagering regulations in all the basic elements described above.

      However, every jurisdiction has differing terminal design and operational requirements, and terminals generally must be certified by local regulatory authorities before being distributed in any particular jurisdiction. These requirements may require us or our subsidiaries to modify our terminals to some degree in order to achieve certification in particular locales. In addition, the intrastate movement of such devices in a jurisdiction where they will be used by the general public is usually allowed only upon prior notification and/or approval of the relevant regulatory authorities.

      West Virginia has licensed us or our subsidiaries to supply VLTs to authorized locations in that state. In Canada, one of the subsidiaries of the Company has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with the Gaming Control Act, 1992 of Ontario. Another subsidiary of the Company has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of both Ontario and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario and Manitoba have the authority to conduct thorough background investigations of the Company, its officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of its registrations in both Ontario and Manitoba.

      We may apply for all necessary licenses in other jurisdictions that may now or in the future authorize video gaming or video lottery operations. We cannot predict the nature of the regulatory schemes or the terminal requirements that will be adopted in any of these jurisdictions, nor whether we or any of our subsidiaries can obtain any required licenses and equipment certifications or will be found suitable.

      Federal law also affects our video gaming industry activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of our products, such as the PROBE(R) XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel betting at a racetrack, such as our pari-mutuel wagering terminals. We have registered under the Devices Act, and believe that we are substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

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

      To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a company's securities. The failure of beneficial owners of our Class A Common Stock to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

      The international jurisdictions in which we market our lottery systems, also have legislation and regulations governing lottery operations. The regulation of lotteries in these international jurisdictions typically varies from the regulation of lotteries in the United States. In addition, restrictions are often imposed on foreign corporations seeking to do business in these jurisdictions. United States and international regulations affecting lotteries are subject to change. We cannot predict with certainty the impact on our business of changes in regulations.

Simulcasting

      The Federal Communications Commission (the "FCC") regulates the use and transfer of earth station licenses used to operate our domestic simulcasting operations.

      At present, 43 states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize inter-state and/or intra-state pari-mutuel wagering, which may involve the simulcasting of the races in question. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering, and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by us to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. We believe that we are in substantial compliance with applicable regulations and that we, and/or the appropriate third parties, have entered into contracts and obtained the necessary regulatory approvals to lawfully conduct current simulcast operations.

Nevada Regulatory Matters

      We and certain of our wholly owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada (collectively, the "Applications"). There can be no assurances that the pending Applications by us and our Nevada Operating Subsidiaries will be approved or that if approved, they will be approved on a timely basis or without conditions or limitations.

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

      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming, or manufacturing or distribution of gaming devices at any time or in any capacity; (ii) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) the establishment and maintenance of responsible accounting practices and procedures; (iv) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;
(v) the prevention of cheating and fraudulent practices; and (vi) to provide a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on our various Applications in the event they are granted. No assurances can be given that the Applications will be granted by the Nevada Gaming Authorities. The grant or denial of the Applications is within the discretion of the Nevada Gaming Authorities.

      We are an applicant for registration by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor an operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system (our "Nevada Operating Subsidiaries"). As a Registered Corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our Nevada Operating Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our Nevada Operating Subsidiaries have or will apply to the Nevada Gaming Authorities for the various registrations, approvals, permits, findings of suitability and licenses (collectively "Gaming Licenses") in order to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to us and our Nevada Operating Subsidiaries if they are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

      The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or our Nevada Operating Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our Nevada Operating Subsidiaries are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the licensed activities of our Nevada Operating Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

      If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, our Nevada Operating Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us and our Nevada Operating Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

      We and our Nevada Operating Subsidiaries will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our Nevada Operating Subsidiaries will be required to be reported to or approved by the Nevada Commission. If it were determined that the Nevada Act was violated by us or any of our Nevada Operating Subsidiaries, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our Nevada Operating Subsidiaries, us and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our Nevada Operating Subsidiaries could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada.

      Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the

Nevada Gaming Authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

      Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, our Nevada Operating Subsidiaries or we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

      We and our Nevada Operating Subsidiaries will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

      After becoming a Registered Corporation, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds from that sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

Application of Additional or Future Regulatory Requirements

      In the future, we intend to seek the necessary licenses, approvals and findings of suitability for us, our personnel and products in other jurisdictions throughout the world wherever significant sales are anticipated to be made. There can be no assurance, however, that such licenses, approvals or findings of suitability will be obtained or, if obtained, will not be conditioned, suspended or revoked or that we will be able to obtain the necessary approvals for any future products as they are developed. If a license, approval or a finding of suitability is required by a regulatory authority and we fail to obtain the necessary license, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Employees

      As of October 31, 1999, we employed approximately 935 persons. Of this total, approximately 595 persons were engaged in full-time field operations, 145 in part-time tellering/cashiering, approximately 50 in engineering and software product development, approximately 30 in marketing and approximately 115 in financial, administration and other positions. Most of our the North American pari-mutuel employees involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts which have been renewed through May 2000 and October 2001. We consider our employee relations to be satisfactory.

Executive Officers of the Company

      Certain information concerning our executive officers as of January 22, 2000 is set forth below:

Name                        Age    Position
----                        ---    --------
A. Lorne Weil.............. 53     Chairman of the Board, President and Chief
                                   Executive Officer
Martin E. Schloss.......... 53     Vice President, General Counsel and Secretary
DeWayne E. Laird........... 52     Vice President and Chief Financial Officer
Gerald Lawrence............ 60     Executive Vice President

      Our Executive Officers hold office for an indefinite term, subject to the discretion of our Board of Directors.

      Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 31, 1991, Chief Executive Officer of the Company since April 1992 and President of the Company since August 1997. Mr. Weil held various senior management positions with us and our subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until it was acquired by the Company in 1989. Mr. Weil is currently a director of Fruit of the Loom, Inc. and General Growth Properties, Inc.

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

      Mr. DeWayne E. Laird has been Vice President and Chief Financial Officer of the Company since November 1998 and Corporate Controller of the Company since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to public companies and governmental agencies. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

      Mr. Gerald Lawrence has been Executive Vice President of the Company and President of Autotote Enterprises, Inc., a subsidiary of the Company, since June 1998. Mr. Lawrence served as President of the Company's pari-mutuel subsidiary, Autotote Systems, Inc., from March 1996 to June 1998 and as Vice President of the Company from November 1994 to June 1998. From January 1991 to August 1994, he held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

ITEM 2. PROPERTIES

      We conduct our business principally from the following leased and owned facilities:

Leased Facilities:

Location                            Segment             Purpose                            Square feet
--------                            -------             -------                            -----------
    New York, NY                                        corporate headquarter                   12,000
    Ballymahon, Ireland             various             manufacturing                           10,000
    Newark, DE                      pari-mutuel         administration and R&D                  40,000
    Gelsenkirchen,
       Germany                      pari-mutuel         operations                               2,000
    Englewood, NJ                   pari-mutuel         operations and warehousing               3,000
    various cities, CT              venue mgt           OTB facilities                          44,000
    New Haven, CT                   venue mgt           OTB administration                       2,000
    Valencia, CA                    pari-mutuel         administration and operations            6,688
    Rocky Hill, CT                  lottery             administration and operations           17,000
    Helena, MT                      lottery             administration and operations            4,000
    The Hague, Netherlands          venue mgt           administration and operations           16,000
    various cities,
       The Netherlands              venue mgt           OTB facilities                          44,000

      We also lease a total of 28,500 of warehouse space in Newark, DE and New Haven, CT.

Owned Facilities:

Location                            Segment             Purpose                            Square feet
--------                            -------             -------                            -----------
    Cedex, France                   pari-mutuel         administration and operations           10,000
    Windsor Locks, CT               venue mgt           OTB wagering facility                   39,000
    New Haven, CT                   venue mgt           OTB administration, operations
                                                         and wagering facility                  55,000

      We believe that our present facilities are adequate for our reasonably foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

      Although we are a party to various claims and legal actions arising in the ordinary course of business, management believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE STOCKHOLDER MATTERS

      Our Class A Common Stock is traded under the symbol "TTE" on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A Common Stock.

                                             Fiscal 1998          Fiscal 1999
                                       -------------------      ----------------
                                          High        Low       High        Low
                                       -------------------      ----------------
First Quarter .................        $   3.00       1.88      2.38        1.69
Second Quarter ................            2.81       2.25      2.06        1.50
Third Quarter .................            2.94       2.38      3.38        1.75
Fourth Quarter ................            2.56       1.25      3.63        2.50

      On January 25, 2000, the last reported sales price for our Class A Common Stock on the American Stock Exchange was $4.25 per share. The approximate number of holders of record of our Class A Common Stock as of January 25, 2000 was 1,921.

      We have never paid any cash dividends on our Class A Common Stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our Senior Notes, we and our Restricted Subsidiaries (as defined) are not permitted to pay any cash dividends or make certain other restricted payments (other than stock dividends) on our Class A Common Stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

      Warrants to purchase an aggregate of 2,297,588 shares of Class A Common Stock, which were originally issued as of October 31, 1991 to holders of certain of our subordinated debentures outstanding on that date, were amended as of November 2, 1998 (as amended, the "1998 Warrants"). The amendment extended the expiration date of the Warrants from October 31, 1999 to October 31, 2002, in consideration for (i) a provision precluding exercise thereof prior to November 1, 1999, except in the event of a change in control, and (ii) an increase of the exercise price from $1.6357 per share to $1.6875 per share. The 1998 Warrants are held by members of management and several employees (see Note 12 to Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA

      Selected historical financial data presented below as of and for the five years ended October 31, 1999 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1995 through 1999 and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8 of this Annual Report.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                        Years Ended October 31,
                                                      -------------------------------------------------------------
                                                        1995           1996        1997         1998         1999
                                                      ---------      -------      -------      -------      -------
Selected Statement of Operations Data:
Operating Revenues:
      Services ....................................   $ 132,260      137,794      132,989      135,790      148,660
      Sales .......................................      20,924       38,441       24,343       23,523       62,488
                                                      ---------      -------      -------      -------      -------
                                                        153,184      176,235      157,332      159,313      211,148
                                                      ---------      -------      -------      -------      -------
Costs and Expenses:
      Cost of services ............................      78,569       86,674       80,496       88,916       99,496
      Cost of sales ...............................      15,661       25,864       15,396       15,739       43,937
      Selling, general and administrative .........      36,540       31,921       28,444       26,205       27,178
      Restructuring and write-off of assets .......      18,241         (649)          --           --           --
      Depreciation and amortization ...............      35,463       40,853       36,728       29,489       22,189
      Interest expense ............................      16,362       14,837       14,367       15,521       15,941
      Other (income) expense ......................        (436)         560           79       (1,064)         251
      Litigation settlement .......................          --        6,800           --           --           --
      (Gain) loss on sale of businesses ...........          --        1,127       (1,823)          66        1,600
                                                      ---------      -------      -------      -------      -------
   Total costs and expenses .......................     200,400      207,987      173,687      174,872      210,592
                                                      ---------      -------      -------      -------      -------
Income (loss) before income tax
   expense and extraordinary item .................     (47,216)     (31,752)     (16,355)     (15,559)         556
Income tax expense ................................       2,673        2,443          906          321          177
                                                      ---------      -------      -------      -------      -------
Income (loss) before extraordinary item ...........     (49,889)     (34,195)     (17,261)     (15,880)         379
Extraordinary item ................................          --           --         (426)          --           --
                                                      ---------      -------      -------      -------      -------
Net income (loss) .................................   $ (49,889)     (34,195)     (17,687)     (15,880)         379
                                                      =========      =======      =======      =======      =======

Net income (loss) per basic share
 and diluted share ................................   $   (1.72)       (1.09)       (0.51)       (0.44)        0.01
                                                      =========      =======      =======      =======      =======
Selected Balance Sheet Data (End of Period):
Total assets ......................................   $ 241,021      196,793      153,541      156,500      165,559
Total long-term debt, including
 current installments .............................   $ 177,264      169,024      149,857      158,870      157,144
Stockholders' equity (deficit) ....................   $  11,857      (20,196)     (33,240)     (48,638)     (48,219)
Weighted average number of shares used in per share
calculation:
      Basic shares ................................      28,965       31,305       34,469       35,696       36,118
      Diluted shares ..............................      28,965       31,305       34,469       35,696       38,343
                                                      =========      =======      =======      =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

      We operate primarily in three business segments, Pari-mutuel Operations, Venue Management and Lottery Operations. Pari-mutuel Operations include all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. Venue Management includes the Connecticut off-track betting operations and our Netherlands on-track and off-track betting operations. Lottery Operations include both domestic and international lottery service operations (which includes Tele Control, our European on-line lottery business which was sold in April 1997), as well as sales of lottery systems and equipment. During fiscal 1999, the Company commenced negotiations to sell its SJC Video business.

      We are the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and are also a leading provider of such systems worldwide. We also own and operate the Connecticut OTB, are the exclusive licensed operator of all pari-mutuel wagering in The Netherlands and are one of the leading providers of simulcasting services to the racing industry in the United States and Europe. Additionally, we provide technologically advanced VGMs to the North American Racing Industry for use at racetracks. We also provide lottery systems and services to three states in the United States and Latin America and we provide lottery equipment internationally.

      Historically, our revenues have been derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on a percentage of Handle and/or daily or monthly fees; or are derived from wagering by customers at facilities owned or leased by us. Sales revenues are derived from sales contracts for wagering equipment, services and software. The first quarter of our fiscal year and a portion of our second fiscal quarter traditionally comprise the weakest season for pari-mutuel wagering service revenue. Wagering equipment sales revenues usually reflect a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales.

      In addition, our operating results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition the German pari-mutuel service business in fiscal 1999, and the Netherlands pari-mutuel venue management business in fiscal 1998, which were accounted for as purchases, and the sale of the European lottery business in fiscal 1997, all affect the comparability of operations from period to period (see Note 3 to Consolidated Financial Statements).

Results of Operations:

                                                                 Years Ended October 31,
                                                            -------------------------------
                                                             1997         1998        1999
                                                            -------      ------      ------
Pari-mutuel Operations                                               (in thousands)
Operating Revenues:
     Service revenue ..................................     $73,524      74,171      75,788
     Sales revenue ....................................      14,866      14,693      23,386
                                                            -------      ------      ------
        Total Revenue .................................     $88,390      88,864      99,174
                                                            =======     =======     =======
Gross Profit (excluding depreciation  and amortization)     $37,823      35,317      39,612
                                                            =======     =======     =======

Venue Management Operations
Operating Revenues:
     Service revenue ..................................     $43,732      50,525      61,562
                                                            =======     =======     =======
Gross Profit (excluding depreciation  and amortization)     $12,903      13,569      15,121
                                                            =======     =======     =======

                                                                  Years Ended October 31,
                                                            ----------------------------------
                                                              1997         1998         1999
                                                            --------     --------     --------
Lottery Operations
Operating Revenues:
     Service revenue ..................................     $ 13,629        9,217       10,238
     Sales revenue ....................................        9,477        8,830       39,102
                                                            --------     --------     --------
        Total Revenue .................................     $ 23,106       18,047       49,340
                                                            ========     ========     ========
Gross Profit (excluding depreciation  and amortization)     $  9,731        5,313       12,672
                                                            ========     ========     ========

SJC Video
Operating Revenues:
     Service revenue ..................................     $  2,104        1,877        1,072
                                                            ========     ========     ========
Gross Profit (excluding depreciation  and amortization)     $    983          459          310
                                                            ========     ========     ========

Company Total
Operating Revenues:
     Service revenue ..................................     $132,989      135,790      148,660
     Sales revenue ....................................       24,343       23,523       62,488
                                                            --------     --------     --------
        Total Revenue .................................     $157,332      159,313      211,148
                                                            ========     ========     ========
Gross Profit (excluding depreciation  and amortization)     $ 61,440       54,658       67,715
                                                            ========     ========     ========

Fiscal 1999 Compared to Fiscal 1998

Revenue Analysis

      Revenues increased 32.5% or $51.8 million to $211.1 million in fiscal 1999 from $159.3 million in fiscal 1998.

      Pari-mutuel Operations services revenues of $75.8 million in fiscal 1999 improved $1.6 million or 2.2% from the prior year. This improvement primarily reflects revenues from the new NASRIN(TM) operation and improved simulcasting revenues in Germany. These improvements were partially offset by the loss of a French pari-mutuel service contract and fewer sales of excess transponder time in the domestic simulcasting operations. Pari-mutuel equipment sales revenues of $23.4 million in fiscal 1999 increased $8.7 million or 59.2% from the prior year, primarily due to sales of a system to the Irish Horseracing Association, Extrema(TM) terminals to the UK Tote and Max 3000 terminals to other international customers.

      Venue Management Operations service revenues of $61.6 million in fiscal 1999 improved $11.0 million or 21.8% from the prior year. This improvement primarily reflects revenues from the Netherlands operations that were acquired in July 1998, higher Connecticut OTB revenues attributable to increased Handle and the September 1998 opening of the race book at the Mohegan Sun Casino.

      Lottery Operations service revenues increased $1.0 million in fiscal 1999 to $10.2 million primarily due to the April 1999 launch of the Montana lottery. Lottery equipment sales revenues increased to $39.1 million in fiscal 1999 from $8.8 million in fiscal 1998. This increase is primarily attributable to the fiscal 1999 sales of approximately 10,600 Extrema(TM) terminals for use in the Sisal Sport Italia SpA lottery operations, and the March 1999 delivery of a central system, terminals and communications equipment to the Montana Lottery.

      SJC Video service revenues decreased $0.8 million in fiscal 1999 to $1.1 million due to changes in customer preference from video production to film.

Gross Profit Analysis

      The total gross profit earned, exclusive of depreciation and amortization, of $67.7 million in fiscal 1999 increased by $13.1 million, or 23.9%, from fiscal 1998.

      Gross profits earned by the Pari-mutuel Operations of $39.6 million in fiscal 1999 increased $4.3 million from $35.3 million in fiscal 1998, principally due higher profits in North American pari-mutuel service operations, sales of Extrema(TM) terminals to the UK Tote operations, sales of Max 3000 terminals to other international customers, and a full year of operation of the NASRIN(TM) business. These gross profit increases were partially offset by lower profit in the French pari-mutuel operations due to the loss of a service contract in fiscal 1998.

      Gross profits earned by the Venue Management Operations of $15.1 million in fiscal 1999 increased $1.5 million from $13.6 million in fiscal 1998, principally due to the growth in Handle in the Connecticut OTB operations.

      Gross profits earned by the Lottery Operations of $12.7 million for fiscal 1999 increased $7.4 million from $5.3 million in fiscal 1998, primarily due to sales of Extrema(TM) terminals for use in the Sisal Sport Italia SpA lottery operations and the March 1999 delivery of a central system, terminals and communications equipment to the Montana Lottery.

      Gross profit as a percent of revenues in our services businesses was 33% in fiscal 1999 compared to 35% in fiscal 1998, reflecting, primarily, lower margins on the Netherlands operations that were acquired in July of fiscal 1998, partially offset by improved earnings in OTB operations and a full year of operations of the NASRIN(TM) business. Gross profit as a percent of equipment sales was 30% in fiscal 1999, a decrease from the gross profit percent of 33% in fiscal 1998 as a result of a change in the mix of equipment and systems sold.

Expense Analysis

      Selling, general and administrative expenses include marketing, sales, administrative, engineering and software development, finance, legal and other expenses. Selling, general and administrative expenses increased $1.0 million or 4% to $27.2 million in fiscal 1999 from $26.2 million in fiscal 1998. The increase is primarily the result of the inclusion of the Netherlands operations acquired in July 1998 and lower expenses reported in fiscal 1998 resulting from the collection of receivables previously reserved due to concerns about their recoverability.

      Depreciation and amortization expenses decreased $7.3 million or 25% to $22.2 million in fiscal 1999 from $29.5 million in fiscal 1998. Depreciation decreased by $5.2 million primarily due to the lengthening of depreciable lives of pari-mutuel terminals from seven to ten years effective November 1, 1998, as the result of the renewal of a number of service contracts and realized equipment durability. Additionally, in fiscal 1998, we completed the installation of new lottery terminals for the Connecticut State Lottery under a contract with an initial five-year term plus five one-year options to extend the contract through May 2008. Based on industry practice of lottery contracts and our historical relationship with the Connecticut State Lottery for the past ten years, we are depreciating the terminals and installation costs on a straight-line method over their estimated useful lives of 10 years. Amortization expenses decreased by $2.1 million primarily as a result of the full amortization of certain intangible assets in fiscal 1998.

      Interest expense of $15.9 million in fiscal 1999 increased $0.4 million from fiscal 1998 as a result of borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

      Other expense of $0.3 million in fiscal 1999 consisted primarily of currency translation expenses, and other income of $1.1 million in fiscal 1998 consisted primarily of interest on invested excess cash.

Loss on Disposition of Business

      A charge of $1.6 million was recorded to reflect the expected loss on disposition by sale of the SJC Video production business as compared to a net loss on disposition of businesses of $0.1 million in fiscal 1998. In fiscal 1999, the SJC Video production business incurred an operating loss of $2.5 million.

Income Taxes

      Income tax expense was $0.2 million in fiscal 1999 compared to $0.3 million in fiscal 1998. Income tax expense principally reflects state taxes on Connecticut OTB operations and foreign taxes in fiscal 1999, and foreign taxes in fiscal 1998, since no tax benefit has been recognized on domestic operating losses.

Fiscal 1998 Compared to Fiscal 1997

   Revenue Analysis

      Revenues increased 1.3% or $2.0 million to $159.3 million in the fiscal year ended October 31, 1998 from $157.3 million in the fiscal year ended October 31, 1997.

      Pari-mutuel Operations service revenues of $74.2 million for fiscal 1998 increased $.7 million or 1% from $73.5 million in the prior year. This improvement primarily reflects growth in Handle in the North American pari-mutuel operations as a result of the addition of six new North American racetracks and OTB sites, full card simulcasting at three North American racetrack customers, an increase in the number of VGM machines, and the addition of the new German simulcasting business. These increases were mostly offset by lower revenues in the North American simulcasting operations due to lower ad hoc sales of satellite time following the reduction in number and realignment of leased transponders due to the failure of the Galaxy IV satellite, and by the loss of a service contract in our French operations. Sales revenue, primarily consisting of export sales, were $14.7 million in fiscal 1998, comparable to sales revenues of $14.9 million in the prior year.

      Venue Management Operations service revenues of $50.5 million for fiscal 1998 increased $6.8 million or 15.5% from $43.7 million in the prior year. This improvement includes $4.8 million from the Netherlands operations, which was acquired in July 1998, and revenue increases of $3.8 million as a result of growth in Handle in the Connecticut OTB operations.

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

      SJC Video service revenues decreased $0.2 million reflecting a change in the mix of video contracts.

   Gross Profit Analysis

      Total gross profits earned, exclusive of depreciation and amortization, decreased $6.7 million or 11% to $54.7 million in fiscal 1998 from $61.4 million in fiscal 1997.

      Gross profits earned by the Pari-mutuel Operations of $35.3 million in fiscal 1998 decreased $2.5 million from $37.8 million in fiscal 1997, principally due to lower profit on our French pari-mutuel operations, primarily as a result of the loss of a operations service contract and the resulting costs arising from the termination of 14 employees and the resizing of the business to better serve the reduced French market. Also contributing to the decline in gross margin were the lost profits from the sales of excess transponder time as a result of the decrease in leased and available transponders, coupled with higher transponder leased costs following the failure of the Galaxy IV satellite in May 1998, lower margins in the European pari-mutuel operations as a result of efforts to start-up and expand business opportunities, and start-up costs for the new NASRIN(TM) business. These decreases were partially offset by the improved profitability at the North American pari-mutuel operations.

      Gross profits earned by the Venue Management Operations of $13.6 million in fiscal 1998 improved $0.7 million over fiscal 1997 profits of $12.9 million as a result of the addition of the Netherlands operations in July 1998, and the growth in Handle in the Connecticut OTB operations.

      Gross profits earned by the Lottery Operations of $5.3 million for fiscal 1998, decreased by $4.4 million from $9.7 million in fiscal 1997. This decline is attributable to a $3.3 million decline in European lottery gross profits due to the sale of this business unit in April 1997, coupled with lower domestic lottery margins as the result of the installation of the new Connecticut lottery terminals and lower margins on equipment sales, reflecting a change in the mix of products sold in each period.

      Gross profits as a percent of revenues in our services businesses were approximately 35% for fiscal 1998, or 4% below margins earned in fiscal 1997, reflecting lower margins on the recently acquired business in The Netherlands, higher transponder lease costs in simulcasting, lower margins in the European pari-mutuel operations as a result of efforts to start-up and expand business opportunities, extra costs incurred in connection with the Connecticut lottery installation, and start-up costs for the NASRIN(TM) business. Gross profits as a percent of equipment sales were 33% for fiscal 1998, compared to gross profits on such sales of 37% in fiscal 1997. The decrease is due to the sale of the European lottery business in 1997, coupled with the lower margins on fiscal 1998 equipment sales reflecting the change in mix of products sold in each period.

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

      Interest expense was $15.5 million in fiscal 1998 compared to $14.4 million in fiscal 1997. The $1.1 million increase reflects higher borrowing levels to finance the installation of the new Connecticut lottery terminals and higher interest rates.

   Income Taxes

      Income tax expense was $0.3 million in fisca1 1998 compared to $0.9 million in fiscal 1997. Income tax expense principally reflects foreign tax expense, since no U.S. Federal tax benefit has been recognized on domestic operating losses. The decrease in income tax expense principally reflects the sale of the European lottery business.

Liquidity and Capital Resources

      On May 22, 1998, the parent company and Autotote Lottery Corporation entered into a $12.0 million, three-year term loan arrangement (the "Term Loan") to finance the development and installation of the lottery system for the Connecticut State Lottery, including the manufacture of approximately three thousand new lottery terminals. The Term Loan bears interest at a fixed rate of 8.87% payable quarterly and at maturity on February 15, 2001, with principal payments of $0.6 million due quarterly through January 31, 2001 with a final principal payment of $6.0 million due at maturity. In addition to scheduled principal payments, the Term Loan requires mandatory principal prepayments upon the occurrence of certain events, including asset sales, the incurrence of certain indebtedness, Recovery Events (as defined), and Autotote Lottery Corporation Excess Cash Flow (as defined), in each case, in excess of specified thresholds. The Term Loan was extended in conjunction with the July 28, 1997 revolving credit facility (the "Facility") and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and Term Loan are jointly and severally guaranteed by substantially all of our U.S. subsidiaries and are secured by (i) first priority security interests in substantially all tangible and intangible assets of ours and our U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of our U.S. subsidiaries and on 65% of the capital stock of our non-U.S. subsidiaries. In addition, the Term Loan is secured by a first priority security interest in substantially all of our Connecticut lottery assets now owned or hereafter acquired. Also, under the terms of the request for proposal for the development and installation of the lottery system for the Connecticut State Lottery, we provided a performance bond in the initial amount $8 million, which was automatically increased to $10 million upon the effective date of the agreement, May 9, 1998.

      On July 28, 1997, we issued $110 million of 10 7/8% Senior Notes due August 1, 2004 (see Note 8 to Consolidated Financial Statements), which were exchanged for $110 million of 10 7/8% Series B Notes due 2004 (the "Notes") in connection with our exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of ours, ranking senior in right and priority of payment to all indebtedness of ours that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Notes will be redeemable, in whole or in part, at our option, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, we may, at our option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limit our ability and our restricted subsidiaries ability, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The net proceeds from the offering, after deducting fees and expenses of approximately $4.9 million, were approximately $105.1 million, of which approximately $93.6 million was used to repay $91.4 million of indebtedness and $2.2 million of accrued interest under the previously existing senior bank credit facility (the "Senior Facility"). In addition, approximately $4.1 million of the net proceeds was used to repurchase, at a discount, Subordinated Debentures totaling $5.0 million plus accrued interest and fees (see Notes 8 and 9 to the Consolidated Financial Statements). The balance of the net proceeds was used for general corporate purposes.

      In connection with the issuance of the Notes, we also entered into a new revolving credit facility (the "Facility") with certain lenders which matures in February 2001. The Facility provides for borrowings of up to $25 million, with a $15 million sublimit for letters of credit, subject to compliance with certain covenants. The Facility requires mandatory commitment reductions upon the occurrence of certain events, including asset sales and the incurrence of certain indebtedness, in each case, in excess of specified thresholds. In addition, we may make optional prepayments and commitment reductions. Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on our performance as measured by the ratio of net debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.25% as of October 31, 1999), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of our U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of ours and our U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of our U.S. subsidiaries and on 65% of the capital stock of our non-U.S. subsidiaries. The Facility contains certain covenants which limit our ability to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum net debt to EBITDA ratio. In December 1998, our lenders agreed to amend certain covenants contained in the Notes and the Facility agreements to permit us to incur additional debt and to utilize working capital in order to complete business expansions in Europe. Although there were no borrowings outstanding under the Facility at October 31, 1999, approximately $1.0 million of letters of credit were guaranteed under the Facility (see Note 8 to the Consolidated Financial Statements).

      At October 31, 1999, our available cash and borrowing capacity totaled $29.0 million compared to $29.9 million at October 31, 1998. Net cash provided by operating activities increased by $18.3 million to $26.5 million in fiscal 1999 from $8.2 million in fiscal 1998. This increase reflects improved earnings, realization of customer deposits, and the increase in accounts payable incurred in connection with increased manufacturing activities. Partially offsetting these increases were payments of liabilities incurred in fiscal 1998 in connection with the European cost savings efforts and liabilities assumed in connection with the acquisition of the Netherlands operation, and increases in accounts receivable and inventories related to higher export sales and manufacturing activities. In fiscal 1999, we used available cash plus the cash provided by operating activities to invest in $24.0 million of capital and contract expenditures and in software development, to invest $2.3 million in German business acquisitions, and to repay $3.2 million of long-term debt.

      At October 31, 1999, current liabilities exceeded current assets by $7.7 million, an increase of $4.8 million from October 31, 1998. This increase is principally due to the use of available cash and cash provided by operating activities to fund capital expenditures and repay long-term debt. These cash resources were not replenished by long-term borrowings as of October 31, 1999. We anticipate a comparable level of investment in contract expenditures in fiscal 2000.

      At October 31, 1999, we had $5.1 million in cash and $24.0 million of borrowing availability under the Facility. We believe that our cash resources, anticipated cash flows from operations and borrowing availability under the Facility should provide sufficient liquidity to meet working capital requirements, scheduled interest payments and anticipated capital expenditures during the next twelve months. We believe that additional financing will be required to enable us to meet our debt service obligations, including scheduled principal payments under the Notes, the Subordinated Debentures, the Term Loan and the Facility, beginning in fiscal 2001.

Extraordinary Items

      In connection with the issuance of the Notes in the third quarter of fiscal 1997, and the subsequent repayment of all amounts outstanding under the previously existing bank credit facility ("the Senior Facility") (see Notes 8 and 9 to the Consolidated Financial Statements), we wrote off $1.4 million of deferred financing fees associated with the Senior Facility. We also used a portion of the net proceeds from the offering of the Notes to repurchase $5.0 million of our Subordinated Debentures for $4.1 million, resulting in a $0.9 million gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because we are currently in a tax loss carryforward position.

Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133 is effective beginning in the first quarter of our fiscal year ending October 31, 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

Year 2000

      We are dedicated to providing uninterrupted, high quality performance from our computer software systems, products and satellite communications network before, during and after year 2000. Since fiscal 1997, we have tested our critical systems, surveyed our principal suppliers, identified all internal systems with date-related deficiencies, developed solutions for those internal systems that have been found to have date-related deficiencies, and remediated any deficient systems. As a result of our planning and remediation, we encountered no significant problems with any of our systems as we entered the year 2000. We will continue to monitor our systems and take appropriate actions, when and if necessary. We do not expect to encounter any significant problems with year 2000 date-related deficiencies, however, our belief and expectations may ultimately prove to be inaccurate.

Euro Conversion

      In connection with the January 1, 1999 conversion by eleven member states of the European Union to a common currency, the "euro," the Company has evaluated the implications of the conversion and expects that it will not have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. At October 31, 1999, substantially all of the Company's debt was in fixed-rate instruments. The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The Company does not use derivative instruments or hedging to manage its exposures and does not currently hold any market risk sensitive instruments for trading purposes.

      Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

      Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes in any event would materially affect our financial position. Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits, ongoing monitoring of customers' account balances, and assessment of the customers' financial strengths. See Note 11 to the Consolidated Financial Statements for information regarding fair value of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                                                                                  Form 10-K

                                                                                    (Page)
                                                                                    ------
Independent Auditor's Report ....................................................     31

Consolidated Financial Statements:

     Balance Sheets as of October 31, 1998 and 1999 .............................     32

     Statements of Operations for the years ended October 31, 1997, 1998 and 1999     33

     Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
          for the years ended October 31, 1997, 1998 and 1999 ...................     34

     Statements of Cash Flows for the years ended October 31, 1997, 1998 and 1999     35

Notes to Consolidated Financial Statements ......................................     37

Schedule:

II. Valuation and Qualifying Accounts ...........................................     66

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP

Short Hills, New Jersey
December 15, 1999

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1999
                    (in thousands, except per share amounts)

                                                                                                 1998           1999
                                                                                              ---------      ---------
                                 ASSETS
Current assets:
    Cash and cash equivalents ...........................................................     $   6,809          5,067
    Restricted cash .....................................................................           638            771
    Accounts receivable, net of allowance for doubtful accounts of $1,811 and $2,789 in
       1998 and 1999, respectively ......................................................        21,752         25,755
    Inventories .........................................................................        11,295         14,636
    Prepaid expenses, deposits and other current assets .................................         1,932          2,319
                                                                                              ---------      ---------
          Total current assets ..........................................................        42,426         48,548
                                                                                              ---------      ---------
Property and equipment, at cost .........................................................       196,748        199,767
    Less accumulated depreciation .......................................................       118,315        123,039
                                                                                              ---------      ---------
          Net property and equipment ....................................................        78,433         76,728
                                                                                              ---------      ---------
Goodwill, net of amortization ...........................................................         3,614          5,237
Operating right, net of amortization ....................................................        14,848         13,848
Other assets and investments ............................................................        17,179         21,198
                                                                                              ---------      ---------
                                                                                              $ 156,500        165,559
                                                                                              =========      =========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of long-term debt ..............................................     $   2,992          4,253
    Accounts payable ....................................................................        13,610         20,102
    Accrued liabilities .................................................................        24,996         28,015
    Interest payable ....................................................................         3,706          3,898
                                                                                              ---------      ---------
          Total current liabilities .....................................................        45,304         56,268
                                                                                              ---------      ---------
Deferred income taxes ...................................................................         1,832          1,656
Other long-term liabilities .............................................................         2,124          2,963
Long-term debt, excluding current installments ..........................................       120,878        117,891
Long-term debt, convertible subordinated debentures .....................................        35,000         35,000
                                                                                              ---------      ---------
          Total liabilities .............................................................       205,138        213,778
                                                                                              ---------      ---------
Stockholders' equity (deficit):
    Preferred stock, par value $1.00 per share, 2,000 shares authorized, none outstanding            --             --
    Class A common stock, par value $0.01 per share, 99,300 shares authorized, 35,943
       and 36,268 shares outstanding at October 31, 1998 and 1999, respectively .........           360            364
    Class B non-voting common stock, par value $0.01 per share, 700 shares
       authorized, none outstanding .....................................................            --             --
    Additional paid-in capital ..........................................................       149,119        149,622
    Accumulated losses ..................................................................      (197,231)      (196,852)
    Treasury stock, at cost .............................................................          (102)          (102)
    Accumulated other comprehensive loss ................................................          (784)        (1,251)
                                                                                              ---------      ---------
          Total stockholders' equity (deficit) ..........................................       (48,638)       (48,219)
                                                                                              ---------      ---------
Commitments and contingencies (Notes 8, 10, 13 and 14) ..................................     $ 156,500        165,559
                                                                                              =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years Ended October 31, 1997, 1998 and 1999
                    (in thousands, except per share amounts)

                                                                                    1997          1998           1999
                                                                                 ---------      ---------      ---------
Operating revenues:
      Services .............................................................     $ 132,989        135,790        148,660
      Sales ................................................................        24,343         23,523         62,488
                                                                                 ---------      ---------      ---------
                                                                                   157,332        159,313        211,148
                                                                                 ---------      ---------      ---------
Operating expenses (exclusive of depreciation and amortization shown below):
      Services .............................................................        80,496         88,916         99,496
      Sales ................................................................        15,396         15,739         43,937
                                                                                 ---------      ---------      ---------
                                                                                    95,892        104,655        143,433
                                                                                 ---------      ---------      ---------
            Total gross profit .............................................        61,440         54,658         67,715
Selling, general and administrative expenses ...............................        28,444         26,205         27,178
(Gain) loss on sale of businesses ..........................................        (1,823)            66          1,600
Depreciation and amortization ..............................................        36,728         29,489         22,189
                                                                                 ---------      ---------      ---------
            Operating income (loss) ........................................        (1,909)        (1,102)        16,748
Other (income) deductions:
      Interest expense .....................................................        14,367         15,521         15,941
      Other (income) expense ...............................................            79         (1,064)           251
                                                                                 ---------      ---------      ---------
                                                                                    14,446         14,457         16,192
                                                                                 ---------      ---------      ---------
      Income (loss) before income tax expense and extraordinary item .......       (16,355)       (15,559)           556
Income tax expense .........................................................           906            321            177
                                                                                 ---------      ---------      ---------
      Income (loss) before extraordinary item ..............................       (17,261)       (15,880)           379
Extraordinary item--write-off of deferred financing fees and expenses,
  net of gain on early retirement of subordinated debt .....................          (426)            --             --
                                                                                 ---------      ---------      ---------
      Net income (loss) ....................................................     $ (17,687)       (15,880)           379
                                                                                 =========      =========      =========
Net income (loss) per common share:
      Net income (loss) per basic share and diluted share before
         extraordinary item ................................................         (0.50)         (0.44)          0.01
      Extraordinary loss per basic share and diluted share .................         (0.01)            --             --
                                                                                 ---------      ---------      ---------
      Net income (loss) per basic share and diluted share ..................     $   (0.51)         (0.44)          0.01
                                                                                 =========      =========      =========
Weighted average number of shares used in per share calculations:
      Basic shares .........................................................        34,469         35,696         36,118
      Diluted shares .......................................................        34,469         35,696         38,343
                                                                                 =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                   Years Ended October 31, 1997, 1998 and 1999
                                 (in thousands)

                                                                                     1997           1998           1999
                                                                                   ---------      ---------      ---------
Common stock:
Beginning balance ............................................................     $     315            354            360
     Issuance of Class A common stock, net of issuance expenses ..............             9              6              4
     Issuance of 2,964 shares of Class A common stock in litigation settlement            30             --             --
                                                                                   ---------      ---------      ---------
Ending balance ...............................................................           354            360            364
                                                                                   ---------      ---------      ---------

Additional paid-in capital:
Beginning balance ............................................................       143,369        148,238        149,119
     Issuance of Class A common stock, net of issuance expenses ..............           952            511            233
     Issuance of Class A common stock in litigation settlement ...............         3,470             --             --
     Deferred compensation ...................................................           447            370            270
                                                                                   ---------      ---------      ---------
Ending balance ...............................................................       148,238        149,119        149,622
                                                                                   ---------      ---------      ---------

Accumulated losses:
Beginning balance ............................................................      (163,664)      (181,351)      (197,231)
     Net income (loss) .......................................................       (17,687)       (15,880)           379
                                                                                   ---------      ---------      ---------
Ending balance ...............................................................      (181,351)      (197,231)      (196,852)
                                                                                   ---------      ---------      ---------

Treasury stock ...............................................................          (102)          (102)          (102)
                                                                                   ---------      ---------      ---------

Accumulated other comprehensive loss:
Beginning balance ............................................................          (114)          (379)          (784)
     Other comprehensive loss ................................................          (265)          (405)          (467)
                                                                                   ---------      ---------      ---------
Ending balance ...............................................................          (379)          (784)        (1,251)
                                                                                   ---------      ---------      ---------

Total stockholders' equity (deficit) .........................................     $ (33,240)       (48,638)       (48,219)
                                                                                   =========      =========      =========

Comprehensive loss:
Net income (loss) ............................................................     $ (17,687)       (15,880)           379
Other comprehensive loss:
     Minimum pension liability adjustment ....................................            --           (495)          (107)
     Foreign currency translation adjustment .................................          (265)            90           (360)
                                                                                   ---------      ---------      ---------
Other comprehensive loss .....................................................          (265)          (405)          (467)
                                                                                   ---------      ---------      ---------

Comprehensive loss ...........................................................     $ (17,952)       (16,285)           (88)
                                                                                   =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years Ended October 31, 1997, 1998 and 1999
                                 (in thousands)

                                                                                     1997           1998           1999
                                                                                   ---------      ---------      ---------
Cash flows from operating activities:
      Net income (loss) ......................................................     $ (17,687)       (15,880)           379
                                                                                   ---------      ---------      ---------
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
            Depreciation and amortization ....................................        36,728         29,489         22,189
            Change in deferred income taxes,
                  net of effects of businesses sold ..........................          (784)          (592)            54
            (Gain) loss on sale of businesses ................................        (1,823)            66          1,600
            Non-cash extraordinary items .....................................           426             --             --
            Changes in operating assets and liabilities, net of effects of acquisitions/dispositions of subsidiaries:
                  Restricted cash ............................................            99             57           (150)
                  Accounts receivable ........................................         1,339         (7,841)        (4,826)
                  Inventories ................................................        (1,585)        (4,600)        (3,314)
                  Unbilled receivables .......................................         2,553             --             --
                  Accounts payable ...........................................        (3,314)         2,909          7,494
                  Accrued liabilities ........................................         5,125          2,762          2,034
            Other ............................................................         2,641          1,790          1,089
                                                                                   ---------      ---------      ---------
                  Total adjustments ..........................................        41,405         24,040         26,170
                                                                                   ---------      ---------      ---------
Net cash provided by operating activities ....................................        23,718          8,160         26,549
                                                                                   ---------      ---------      ---------

Cash flows from investing activities:
      Capital expenditures ...................................................        (2,262)        (2,773)        (2,069)
      Wagering systems expenditures ..........................................        (5,226)       (21,287)       (12,865)
      Increase in other assets and investments ...............................        (2,336)        (7,277)        (9,035)
      Business acquisitions, net of cash acquired ............................            --          2,177         (2,333)
      Proceeds from sale of business and assets, net of cash transferred .....        21,056             --             --
      Other ..................................................................          (351)           (63)           759
                                                                                   ---------      ---------      ---------
Net cash provided by (used in) investing activities ..........................        10,881        (29,223)       (25,543)
                                                                                   ---------      ---------      ---------

Cash flows from financing activities:
      Net repayments under revolving credit facility .........................       (71,890)            --             --
      Proceeds from issuance of long-term debt, net of financing fees ........       106,334         12,059             --
      Payments on long-term debt .............................................       (57,395)        (3,072)        (3,154)
      Net proceeds from issuance of common stock .............................           961            516            237
                                                                                   ---------      ---------      ---------
Net cash provided by (used in) financing activities ..........................       (21,990)         9,503         (2,917)
                                                                                   ---------      ---------      ---------
Effect of exchange rate changes on cash ......................................          (390)           162            169
                                                                                   ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents .............................        12,219        (11,398)        (1,742)
Cash and cash equivalents, beginning of year .................................         5,988         18,207          6,809
                                                                                   =========      =========      =========
Cash and cash equivalents, end of year .......................................     $  18,207          6,809          5,067
                                                                                   =========      =========      =========

(Continued)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   Years Ended October 31, 1997, 1998 and 1999
                                 (in thousands)

Non-cash investing and financing activities

      1997, 1998 and 1999

      See Notes 9 and 10 for a description of the write-off of deferred financing fees, and capital lease transactions; and also in 1997 see Notes 9 and 12 for a description of the gain on early retirement of subordinated debt and the issuance of common stock in settlement of a stockholder litigation.

Supplemental cash flow information

Cash paid during the year for:

                                                     October 31,
                                     -------------------------------------------
                                      1997               1998             1999
                                     -------            ------            ------
Interest .................           $10,199            14,786            15,077
Income taxes .............           $   938               630               710

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 31, 1998 and 1999
                    (in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

      (a) Description of the Business

            Autotote Corporation (the "Company") operates primarily in three business segments, Pari-mutuel Operations, Venue Management and Lottery Operations.

            Pari-mutuel Operations-- include all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. We are the leading provider of computerized pari-mutuel wagering systems to the North American Racing Industry and are also a leading provider of such systems worldwide. We are one of the leading providers of simulcasting services to the racing industry in the United States and Europe. Additionally, we provide technologically advanced VGMs to the North American Racing Industry for use at racetracks. Venue Management-- we own and operate the Connecticut off-track betting operations ("OTBs") and we are the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in The Netherlands. Lottery Operations-- include both domestic and international lottery service operations. We provide lottery systems and services to three states in the United States, Latin America and we sell lottery systems and equipment internationally.

      (b) Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company's ownership is greater than 50%. Investments in other entities where the Company has the ability to exercise significant influence over the investee are accounted for on the equity basis. Under the equity method, investments are stated at cost plus the Company's equity in undistributed earnings after acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

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

      (e) Inventories

            Inventories are stated at the lower of cost or market. Cost is determined as follows:

                          Item                           Cost method
                          ----                           -----------
                       Parts                       First-in, first-out or
                                                   weighted moving average.

                       Work-in-process             Specific identification or
                       & finished goods            weighted moving average for
                                                   direct material and labor;
                                                   other fixed and variable
                                                   production costs are
                                                   allocated as a percentage of
                                                   direct labor cost.

                       Ticket paper                First-in, first-out

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

                    (in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies--(Continued)

      (f) Property and Equipment

            Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                                                       Estimated Life
                             Item                        in Years
                             ----                      --------------
                 Machinery and equipment ............       3-10
                 Transportation equipment ...........       3-7
                 Furniture and fixtures .............       5-10
                 Buildings and leasehold improvements       5-40

            Depreciation expense includes the amortization of capital leased assets. Due to the large number of service contract renewals in fiscal 1998 and the realized durability of the equipment, the Company lengthened the depreciable lives of its pari-mutuel terminals from seven to ten years commencing November 1, 1998. As a result of the change in depreciable lives, depreciation expense was reduced by approximately $4.4 million annually. Additionally, in fiscal 1998, the Company completed the installation of new lottery terminals for the Connecticut State Lottery under a contract with an initial five-year term plus five one-year options to extend the contract through May 2008. Based on industry practice of lottery contracts and the Company's historical relationship with the Connecticut State Lottery for the past ten years, the Company is depreciating the terminals and installation costs on a straight-line method over their estimated useful lives of ten years.

      (g) Deferred Installation Costs

            Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $5,517 and $5,807 at October 31, 1998 and 1999, respectively.

      (h) Goodwill

            Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Goodwill acquired arising from the Company's acquisition of its simulcasting operation is being amortized on a straight-line basis over five years; for its German pari-mutuel wagering business, goodwill is being amortized on a straight-line basis over 10 to 15 years; for its French pari-mutuel wagering business, goodwill was fully amortized in fiscal 1998 due to the loss of a major service contract; for its SJC Video business, goodwill was fully written-off in fiscal 1999 in connection with the loss on disposition of that business. Total goodwill amounted to $3,614 and $5,237, net of accumulated amortization of $10,648 and $12,503 as of October 31, 1998 and 1999, respectively.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies--(Continued)

      (i) Operating Right

            On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over twenty years and amounted to $14,848 and $13,848 net of accumulated amortization of $5,357 and $6,357 at October 31, 1998 and 1999, respectively.

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

      (m) Foreign Currency Translation

            Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income deductions in the consolidated statements of operations.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies--(Continued)

      (n) Stock-Based Compensation

            Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes (see Note 13), pro forma net income
            (loss) and income (loss) per share data are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

      (o) Financial Statement Preparation

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

      (p) Comprehensive Income (Loss)

            On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company's foreign currency translation adjustments and unrecognized minimum pension liability, which prior to adoption were reported separately in stockholders' equity (deficit), to be included in other comprehensive income (loss). Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

      (q) Reclassification

            Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation.

(2) Basic Net Income (Loss) Per Common Share and Diluted Net Income (Loss) Per Common Share

      Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net loss per share in the applicable years presented, since their inclusion would be anti-dilutive. Basic and diluted net loss per common share for the applicable years presented, therefore, are the same. At October 31, 1999, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future (see Notes 12 and 13).

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(2) Basic Net Income (Loss) Per Common Share and Diluted Net Income (Loss) Per Common Share --(Continued)

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share for the years ended October 31, 1997, 1998 and 1999:

                                                                 Years Ended October 31,
                                                          ------------------------------------
                                                            1997          1998          1999
                                                          --------      --------      --------
Income (numerator)
Net income (loss) ...................................     $(17,687)      (15,880)          379
                                                          ========      ========      ========

Shares (denominator)
Basic weighted average common shares outstanding ....       34,469        35,696        36,118
Effect of diluted securities-stock options, warrants,
     and deferred shares ............................           --            --         2,225
                                                          --------      --------      --------
Diluted weighted average common shares outstanding ..       34,469        35,696        38,343
                                                          ========      ========      ========

Per Share Amount
Basic net income (loss) per share ...................     $  (0.51)        (0.44)         0.01
                                                          ========      ========      ========
Diluted net income (loss) per share .................     $  (0.51)        (0.44)         0.01
                                                          ========      ========      ========

(3) Acquisitions and Dispositions

Acquisition of Datasport Assets and Interest in Datek

      On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities, from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to OTBs and bookmakers in Germany. The purchase, which included approximately $2,333 in cash and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.2 million and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company would not have been materially different.

Acquisition of Netherlands Subsidiary

      On July 1, 1998, the Company completed the purchase of Hippo Toto B.V., which was renamed Autotote Nederland B.V. This wholly owned subsidiary holds an exclusive five-year license to operate all on-track and off-track pari-mutuel wagering in The Netherlands. The initial license, granted by the Dutch Ministry of Agriculture, extends through June 30, 2003. The purchase was for nominal consideration and the acquisition was recorded using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The operating results of Autotote Nederland B.V. have been included in the consolidated statements of operations since the date of acquisition.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(3) Acquisitions and Dispositions--(Continued)

Disposition of Businesses

      In the fourth quarter of fiscal 1999, the Company commenced negotiations to sell its SJC Video business. The Company expects to incur a loss on the sale of approximately $1.6 million and, accordingly, has recorded this anticipated loss in fiscal 1999.

      On April 15, 1997, the Company completed the sale of its European lottery business through the sale of its stock ownership of Tele Control Kommunikations und Computersysteme Aktien Gesellschaft ("Tele Control") for cash consideration of approximately $26,600, including contingent consideration of approximately $1,600. The results of operations of Tele Control were included in the Company's Lottery operations segment.

      At closing, the Company provided the purchaser with a letter of credit to secure certain obligations under the sales agreement. The letter of credit, which had an outstanding balance of $1,500 at October 31, 1997, expired in October 1998. The Company recorded gains on the sale of its European lottery business in the amount of $1,823 in fiscal 1997 and $1,184 in fiscal 1998.

      The following unaudited information shows the revenues, expenses and operating income of the European lottery business that were included in the Company's consolidated statements of operations for the fiscal year ended October 31, 1997. Interest and income tax expenses have not been included in the table below.

                                                                                  1997
                                                                                 -------
           Operating revenue ...............................................     $ 6,119
           Operating expenses, including selling, general and administrative
               expenses, and depreciation and amortization expenses ........       6,181
                                                                                 -------
           Operating loss ..................................................     $   (62)
                                                                                 =======

(4) Inventories

    Inventories consist of the following:

                                                                                     October 31,
                                                                                 -------------------
                                                                                   1998        1999
                                                                                 -------     -------
           Parts and work-in-process .......................................     $10,082      13,735
           Finished goods ..................................................         448         344
           Ticket paper ....................................................         765         557
                                                                                 -------     -------
                                                                                 $11,295      14,636
                                                                                 =======     =======

      Terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(5) Property and Equipment

      Property and equipment, including assets under capital leases, consist of the following:

                                                                      October 31,
                                                                 -------------------
                                                                   1998       1999
                                                                 --------   --------
          Machinery, equipment and deferred installation costs   $167,914    169,334
          Land and buildings .................................     14,455     14,251
          Transportation equipment ...........................        509        722
          Furniture and fixtures .............................      3,629      3,971
          Leasehold improvements .............................      4,941      5,886
          Construction in progress ...........................      5,300      5,603
                                                                 --------   --------
                                                                 $196,748    199,767
                                                                 ========   ========

      Depreciation expense for the years ended October 31, 1997, 1998, and 1999 amounted to $21,790, $19,310, and $14,158, respectively.

      Costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation of the costs.

(6) Other Assets and Investments

      Other assets and investments (net) consist of the following:

                                                                     October 31,
                                                                 -------------------
                                                                   1998        1999
                                                                 --------   --------
          Software systems development costs .................   $  5,978      8,718
          Deferred financing costs ...........................      4,293      3,351
          Customer notes .....................................      2,014      3,031
          Other intangible assets ............................        911        862
          Other assets .......................................      3,983      5,236
                                                                 --------   --------
                                                                 $ 17,179     21,198
                                                                 ========   ========

      In fiscal 1998 and 1999, the Company capitalized $3,700 and $5,246, respectively, of software systems development costs related primarily to video gaming, pari-mutuel wagering and domestic lottery applications. Capitalized costs are amortized on a straight-line basis over a period of five years. Amortization of capitalized software systems development costs was $4,962, $2,318 and $2,506 for the years ended October 31, 1997, 1998 and 1999, respectively.

      Deferred financing costs relate to those costs associated with the procurement of long term financing by the Company. Such costs are amortized over the life of the financing agreements. In fiscal 1998, the Company capitalized $363 in deferred financing fees. Amortization of deferred financing costs amounted to $1,268, $893 and $942 for the fiscal years ended October 31, 1997, 1998 and 1999, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(6) Other Assets and Investments--(Continued)

      Other assets in fiscal 1998 and 1999 includes $750 loaned by the Company to Atlantic City Racing Association ("ACRA"). The loan is secured by a mortgage on certain real estate owned by ACRA. In consideration for this loan, the Company has the right to acquire ACRA for an additional $6,250 subject to certain other adjustments. The Company's decision to acquire ACRA will depend on whether or not several State of New Jersey legislative and regulatory approvals, and actions by ACRA have a favorable outcome. The Company expects to recover the loan, however, under certain conditions, should the Company decide not to purchase ACRA or if the Company's option is extended, the loan will be forgiven.

      Deferred transponder costs arose in connection with the acquisition of the Company's simulcasting business and were being amortized over a four-year period. In fiscal 1998, as the result of the Galaxy satellite failure, the remaining balance of deferred transponders was fully amortized. Amortization expense amounted to $1,125 and $1,406 for the years ended October 31, 1997 and 1998, respectively.

(7) Accrued Liabilities

    Accrued liabilities consist of the following:

                                                                           October 31,
                                                                      --------------------
                                                                        1998        1999
                                                                      --------    --------
      Compensation and benefits ..................................    $  8,825       8,830
      Customer advances ..........................................       2,402       3,760
      Taxes, other than income ...................................       1,861       2,043
      Income taxes payable .......................................         861         244
      Other ......................................................      11,047      13,138
                                                                      --------    --------
                                                                      $ 24,996      28,015
                                                                      ========    ========

(8) Long-Term Debt

    Long-term debt consists of the following:

                                                                           October 31,
                                                                      --------------------
                                                                        1998        1999
                                                                      --------    --------
      10 7/8% Series B Senior Notes Due 2004 .....................    $110,000     110,000
      5.5% convertible subordinated debentures due August 2001 ...      35,000      35,000
      8.87% Term Loan Due February 2001 ..........................      11,400       9,000
      Term Loan due in November 1999 .............................       1,250       1,250
      Capital lease obligations, payable monthly through May 2003
           Interest from 5.9% to 13.0% ...........................         362       1,453
      Various loans and bank facilities, interest from 4.3% to 13%         858         441
                                                                      --------    --------
             Total long-term debt ................................     158,870     157,144
             Less current installments ...........................       2,992       4,253
                                                                      --------    --------
             Long-term debt, excluding current installments ......    $155,878     152,891
                                                                      ========    ========

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(8) Long-Term Debt--(Continued)

      In addition to scheduled principal payments, the Term Loan requires mandatory principal prepayments upon the occurrence of certain events, including asset sales, the incurrence of certain indebtedness, Recovery Events (as defined), and Autotote Lottery Corporation Excess Cash Flow (as defined), in each case, in excess of specified thresholds. The Term Loan was extended in conjunction with the July 28, 1997 revolving credit facility (the "Facility") and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and Term Loan are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries and are secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S. subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. In addition, the Term Loan is secured by a first priority security interest in substantially all of the Company's Connecticut lottery assets now owned or hereafter acquired. Also, under the terms of the Request for Proposal for the development and installation of the lottery system for the Connecticut State Lottery, the Company provided a Performance Bond in the initial amount of $8 million, which was automatically increased to $10 million upon the effective date of the agreement, May 9, 1998.

      On July 28, 1997, the Company issued $110 million of 10 7/8% Series A Senior Notes due August 1, 2004, which were exchanged for $110 million of 10 7/8% Series B Notes due August 1, 2004 (the "Notes") in connection with the Company's exchange offer in October 1997. The Notes bear interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Notes are senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms is expressly subordinated to the Notes. The Notes are jointly and severally guaranteed by substantially all of the Company's wholly owned U.S. subsidiaries (see Note 23). The Notes will be redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at redemption prices of 105.438% in fiscal year 2001, 102.719% in fiscal year 2002, and 100.000% in fiscal year 2003 and thereafter, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2000, the Company may, at its option, redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net cash proceeds of one or more public equity offerings, as defined, at a redemption price equal to 110.875% of the principal amount to be redeemed plus accrued and unpaid interest to the date of redemption, if any, provided, however, that at least 65% of the original aggregate principal amount of the Notes remains outstanding immediately after any such redemption. The indenture governing the Notes contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries, as defined, to incur additional indebtedness, create certain liens, pay dividends, consummate certain asset sales, enter into certain transactions with affiliates and merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The net proceeds from the offering, after deducting fees and expenses of approximately $4,900 were approximately $105,100, of which approximately $93,590 was used to repay $91,390 of indebtedness and approximately $2,200 of accrued interest under the Company's previously existing bank credit facility. In addition, approximately $4,050 of the net proceeds was used to repurchase, at a discount, Subordinated Debentures plus accrued interest and fees. The balance of the net proceeds was used for general corporate purposes.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(8) Long-Term Debt--(Continued)

      Borrowings under the Facility are available for working capital and general corporate purposes and will bear interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as measured by the ratio of net debt (as defined) to EBITDA (as defined). Fees will be payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.25% as of October 31, 1999), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum is payable on the unused amount of the Facility. Obligations under the Facility are jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Facility is secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries.

      The Facility contains certain covenants which limit the ability of the Company to incur additional indebtedness; create liens; make restricted payments, including dividends; engage in mergers, consolidations and asset sales; make acquisitions, investments and capital expenditures; and engage in certain transactions with certain subsidiaries and affiliates, in each case beyond certain thresholds. The Facility also requires compliance with certain financial covenants, including maintenance of minimum EBITDA and interest coverage levels, and a maximum net debt to EBITDA ratio. In December 1998, the Company and its lenders amended certain covenants contained in the Notes and the Facility agreements to permit the Company to incur additional debt, and to utilize working capital in order to complete business expansions in Europe. Although there were no borrowings outstanding under the Facility at October 31, 1999, approximately $1,040 of letters of credit were guaranteed under the Facility. As of October 31, 1999, the Company had approximately $23,960 available for borrowing under the Facility.

      The 5.5% convertible subordinated debentures due 2001 (the "Debentures") are convertible into 1,750 shares of Class A Common Stock at a conversion price of $20.00 per share.

(9) Extraordinary Items

      In connection with the fiscal 1997 issuance of the Notes and the subsequent repayment of all amounts outstanding under the Company's previously existing bank credit facility (see Note 8), the Company wrote-off $1,376 of deferred financing fees associated with the Senior Facility. Also in fiscal 1997, the Company used a portion of the net proceeds from the offering of the Notes to repurchase $5,000 of its Subordinated Debt for $4,050, resulting in a $950 gain on the early retirement of this debt. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

(10) Leases

      At October 31, 1999, the Company was obligated under operating leases covering office equipment, office space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 1999 are as follows:
2000, $7,937; 2001, $7,319; 2002, $7,173; 2003, $7,100; 2004, $6,920; and
thereafter $1,659. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $8,890, $9,109 and $8,155 in the years ended October 31, 1997, 1998 and 1999, respectively.

      The Company entered into capital leases obligations of $141 in the year ended October 31, 1997, and acquired $59 of capitalized leases with the acquisition of the Netherlands operations in the year ended October 31, 1998. During the year ended October 31, 1999, the Company entered into capital lease obligations of $201 and acquired $1,426 of capitalized leases with the acquisition of the Datasport and Datek businesses.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(11) Fair Value of Financial Instruments

      The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

      The Company believes that the fair value of the Notes approximated $106,000 at October 31, 1998 and $112,200 at October 31, 1999, based on reference to dealer markets and quoted market prices. The Company was, however, unable to determine the fair value of the Debentures in fiscal years 1998 and 1999.

(12) Capital Stock

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

      On April 1, 1999, the Company issued 14 shares of Class A Common Stock due to the vesting, in connection with an employee's retirement, of certain PARS issued May 1995 (see Note 13 for a description of PARS).

Warrants

      At October 31, 1999, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:

                                                                       Exercise
                                                        Shares          Price         Expiration
                                                        ------         --------       ----------
      Warrants to purchase Class A Common Stock:
             1998 Warrants ..........................    2,298         $   1.69      October 31, 2002
             1995 Warrants ..........................      387         $   2.98      April 30, 2000
                                                         -----
             Total Class A Common Stock Warrants ....    2,685
                                                         =====
      Warrants to purchase Class B Common Stock .....      147         $   3.83      October 30, 2003
                                                         =====

      On November 2, 1998, the Company amended and restated certain 1991 Warrants to adjust the exercise price and expiration date (the "1998 Warrants"). The warrants were priced at no less than the fair market value of the Company's Class A Common Stock on the amendment date.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(13) Stock Options

      The Company has four stock option plans under which shares of Class A Common Stock have been authorized for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan") - 1,350 shares; the 1992 Equity Incentive Plan (the "1992 Plan") - 3,000 shares; the 1995 Equity Incentive Plan (the "1995 Plan") - 4,000 shares, and the 1997 Incentive Compensation Plan (the "1997 Plan") - 1,600 shares.

      In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. Additionally, restricted shares and deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan as follows: a total of 110 deferred shares at a fair market value of $4.1250 per share were granted in fiscal 1995, a total of 50 deferred shares at a fair market value of $3.1875 per share were granted in fiscal 1996, a total of 135 deferred shares at a fair market value of $1.3125 per share were granted in fiscal 1997, a total of 40 restricted shares at a fair market value of $2.4375 per share were granted in fiscal 1998 and a total of 40 restricted shares at a fair market value of $2.000 per share were granted in fiscal 1999. Accordingly, the Company has recorded compensation expense of $499, $371 and $272 in fiscal 1997, 1998 and 1999, respectively. Additional compensation expense aggregating $852 will be charged to expense through fiscal 2002 as the restricted shares become fully vested.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(13) Stock Options--(Continued)

      Information with respect to the Company's stock options is as follows:

                                                                      Average
      Stock Options                                      Shares      Price (1)
      -------------                                      ------      ---------
      Outstanding at October 31, 1996 ..............      3,718      $   3.60
            Granted ................................      2,508          1.20
            Canceled ...............................        457          2.59
                                                          -----      --------
      Outstanding at October 31, 1997 ..............      5,769          2.63
            Granted ................................        732          2.65
            Canceled ...............................        397          1.83
            Exercised ..............................         10          1.26
                                                          -----      --------
      Outstanding at October 31, 1998 ..............      6,094          2.69
            Granted ................................      1,860          2.24
            Canceled ...............................        365          2.40
            Exercised ..............................        216          1.09
                                                          -----      --------
      Outstanding at October 31, 1999 ..............      7,373      $   2.63
                                                          =====      ========

      (1) Weighted average exercise price

      Summarized information about stock options outstanding and exercisable at October 31, 1999 is as follows:

                                             Outstanding                        Exercisable
                                -------------------------------------      -------------------------
        Exercisable                            Average       Average                        Average
        Price Range             Shares          Life(1)      Price(2)      Shares           Price(2)
      --------------            ------          -------      --------      ------           --------
      $ 1.00 to 2.00            2,637           7.18         $ 1.33          996             $ 1.19
      $ 2.01 to 3.00            3,367           7.14           2.66        1,566               2.68
      $ 3.01 to 4.00            1,009           3.28           3.40          937               3.41
        over $4.00                360           3.63           9.73          360               9.73
                                -----                                      -----
                                7,373                                      3,859
                                =====                                      =====

(1)   Weighted average contractual life remaining in years.
(2)   Weighted average exercise price.

      The number of shares and weighted average exercise price per share of options exercisable at October 31, 1997, 1998, and 1999 were 2,301 shares at $3.90, 3,185 shares at $3.36 and 3,859 shares at $3.13, respectively. At October 31, 1997, 1998 and 1999, 3,677 shares, 3,302 shares and 1,797 shares, respectively, were available for future grants under the terms of these plans. Outstanding options expire prior to July 7, 2009 and are exercisable at prices ranging from $1.06 to $17.00 per share.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(13) Stock Options--(Continued)

      Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated in the table below.

      Pro forma net income (loss) and income (loss) per basic and diluted share for the years ended:

                                                                                October 31,
                                                                ---------------------------------------
                                                                    1997            1998          1999
                                                                ----------        -------        ------
              Net income (loss):
                       As reported .........................    $  (17,687)       (15,880)          379
                       Pro forma ...........................       (19,182)       (17,605)       (1,597)
              Net income (loss) per basic and diluted share:
                       As reported .........................         (0.51)         (0.44)         0.01
                       Pro forma ...........................         (0.56)         (0.49)        (0.04)

      The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $1.20 in fiscal 1997, $2.65 in fiscal 1998 and $2.24 in fiscal 1999 and the following weighted average assumptions: risk-free interest rate of 6.1% for fiscal 1997, 4.5% for fiscal 1998 and 5.8% for fiscal 1999; expected option life of 7.0 years for fiscal 1997, 1998 and 1999; volatility of 81% for fiscal 1997, 75% fiscal 1998 and 59% for 1999; and no dividend yield in any year. The average fair values of options granted during fiscal years 1997, 1998 and 1999 were $0.93, $1.93 and $1.45 respectively.

(14) Service Contract Arrangements

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

      Minimum annual payments expected to be received under service contracts in effect as of October 31, 1999 with specified minimums are as follows: 2000, $18,931; 2001, $7,014; 2002, $15,974; 2003, $14,804; 2004, $13,120 and
thereafter $10,593.

(15) Export Sales and Major Customers

      Sales to foreign customers amounted to $14,230, $9,717 and $49,939 in fiscal years 1997, 1998 and 1999, respectively. No single customer represented more than 10% of revenues in fiscal 1997 and 1998. In fiscal 1999, one customer in the Lottery operations segment represented $35,969 or 17% of revenues.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(16) Pension Plans

      The Company has a defined benefit plan for union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company's policy is to fund the minimum contribution permissible by the Internal Revenue Service.

      The net cost for the Company's defined benefit plan for union employees consisted of the following components:

                                                                                     Pension Benefits
                                                                                   -------------------
                                                                                     1998         1999
                                                                                   -------       -----
      Change in benefit obligation
      Benefit obligation at beginning of year ..................................   $ 1,499       1,802
      Service cost .............................................................        63          88
      Loss due to census change ................................................        29          --
      Interest cost ............................................................       108         116
      Actuarial gain ...........................................................        --         (49)
      Benefits paid ............................................................       (53)       (129)
      Revaluation loss .........................................................       156          --
                                                                                   -------       -----
      Benefit obligation at end of year ........................................     1,802       1,828
                                                                                   -------       -----

      Change in plan assets
      Fair value of plan assets at beginning of year ...........................     1,419       1,600
      Actual return on plan assets .............................................       108         (45)
      Employer contribution ....................................................       126         129
      Benefits paid ............................................................       (53)       (129)
                                                                                   -------       -----
      Fair value of plan assets at end of year .................................     1,600       1,555
                                                                                   -------       -----

      Funded status ............................................................      (202)       (273)
      Unrecognized actuarial loss ..............................................       454         567
      Unrecognized prior service cost ..........................................        88          79
      Unrecognized net transition obligation ...................................        16          35
                                                                                   -------       -----
      Net amount recognized ....................................................   $   356         408
                                                                                   =======     =======

      Amounts recognized in the statement of financial position consist of:
      Accrued benefit liability ................................................   $  (583)       (681)
      Intangible asset .........................................................        88          79
      Accumulated other comprehensive income ...................................       495         602
      Prepaid pension cost .....................................................       356         408
                                                                                   -------       -----
      Net amount recognized ....................................................   $   356         408
                                                                                   =======     =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(16) Pension Plans--(Continued)

                                                               Pension Benefits
                                                              -----------------
                                                               1998        1999
                                                              -----       -----
Weighted-average assumptions as of October 31:
Discount rate ..........................................      6.750%      6.750%
Expected return on plan assets .........................      8.000%      8.000%
Rate of compensation ...................................       None        None

                                                           Pension Benefits
                                                     --------------------------
                                                     1997       1998       1999
                                                     ----       ----       ----
Components of net periodic benefit cost:
Service cost ..................................      $ 67         63         88
Interest cost .................................        97        108        116
Expected return on plan assets ................       (85)      (114)      (129)
Net amortization and deferral .................        (8)        23         27
                                                     ----       ----       ----
Net periodic cost .............................      $ 71         80        102
                                                     ====       ====       ====

      The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

      The plan assets are invested in insurance company general accounts guaranteed as to principal.

      As required by Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at October 31, 1998 and 1999 the additional minimum liability of the unfunded accumulated benefit obligation of $583 and $681, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

      In connection with its collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $403, $280 and $469 during the years ended October 31, 1997, 1998 and 1999, respectively.

      The Company has a 401K plan covering all employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1997, 1998 and 1999 amounted to approximately $760, $926 and $1,015, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(17) Management Incentive Compensation

      The Company has an incentive compensation plan for key management personnel based on business unit performance, overall performance of the Company and individual performance. Management incentive compensation expense amounted to $1,707, $1,686 and $2,000 in fiscal years 1997, 1998 and 1999, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(18) Income Tax Expense (Benefit)

      The consolidated income (loss) before income tax expense (benefit) and extraordinary item, by domestic and foreign source, is as follows:

                                                                               Years Ended October 31,
                                                                        ----------------------------------
                                                                          1997         1998          1999
                                                                        --------     --------     --------
      Domestic .....................................................    $(14,367)     (14,371)         128
      Foreign ......................................................      (1,988)      (1,188)         428
                                                                        --------     --------     --------
      Consolidated income (loss) before income tax expense (benefit)
      and extraordinary item .......................................    $(16,355)     (15,559)         556
                                                                        ========     ========     ========

      Income tax expense (benefit) consists of:

                                                                         Current     Deferred       Total
                                                                        --------     --------     --------
      1997- Foreign ................................................    $    938          (32)         906
                                                                        ========     ========     ========

      1998- Foreign ................................................    $  1,040         (719)         321
                                                                        ========     ========     ========

      1999- Federal ................................................    $    (33)         (15)         (48)
            - Foreign ..............................................         137         (161)         (24)
            - State ................................................         249           --          249
                                                                        --------     --------     --------
            - Total ................................................    $    353         (176)         177
                                                                        ========     ========     ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(18) Income Tax Expense (Benefit)--(Continued)

      Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

                                                                            October 31,
                                                                       ---------------------
      Net Deferred Tax Liability                                         1998          1999
                                                                       --------     --------
         Accrued vacation .........................................    $   (815)        (767)
         Inventory reserve ........................................        (704)        (532)
         Accrued litigation expenses ..............................        (120)        (612)
         Accrued loss on disposition of business ..................          --         (600)
         Other accrued liabilities ................................         (74)        (942)
         Reserve for doubtful accounts ............................        (569)        (959)
         Accrued downsizing costs .................................        (761)          --
                                                                       --------     --------
               Current deferred tax asset .........................      (3,043)      (4,412)
                                                                       --------     --------

         Intangible assets-difference in amortization periods .....       1,159        1,298
         Property and equipment differences in depreciation methods       5,493        4,747
         Other, net ...............................................          54           58
         Interest charge, Domestic International Sales Corp. ......       5,290        5,927
                                                                       --------     --------
               Noncurrent deferred tax liability, net .............      11,996       12,030
                                                                       --------     --------

         Net operating loss carryforward ..........................     (52,476)     (48,746)
         Deferred compensation ....................................        (615)        (627)
         Partnership investments ..................................        (343)        (354)
         Alternative minimum tax credits ..........................        (184)        (335)
         Research and experimentation credits .....................         (51)         (34)
                                                                       --------     --------

               Noncurrent deferred tax asset ......................     (53,669)     (50,096)
         Valuation allowance ......................................      46,548       44,134
                                                                       --------     --------
               Noncurrent deferred tax asset, net .................      (7,121)      (5,962)
                                                                       --------     --------
               Noncurrent deferred tax liability ..................       4,875        6,068
                                                                       --------     --------
               Net deferred tax liability on balance sheet ........    $  1,832        1,656
                                                                       ========     ========

      The aggregate deferred tax assets before valuation allowance at October 31, 1998 and 1999 were $56,712 and $54,508, respectively. The aggregate deferred tax liabilities at October 31, 1998 and 1999 were $11,996 and $12,030, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(18) Income Tax Expense (Benefit)--(Continued)

      The actual tax expense differs from the "expected" tax expense (benefit) (computed by applying the U.S. Federal corporate rate of 34% to income (loss) before income tax expense and extraordinary item) as follows:

                                                                          October 31,
                                                                -------------------------------
                                                                  1997        1998        1999
                                                                -------     -------     -------
        Computed "expected" tax expense (benefit) ..........    $(5,561)     (5,290)        189
        Increase (reduction) in income taxes resulting from:
              Unused net operating loss ....................      4,155       4,788          --
              Foreign tax differential .....................      1,782         725        (201)
              Other, net ...................................        530          98         189
                                                                -------     -------     -------
                                                                $   906         321         177
                                                                =======     =======     =======

      The Company has regular tax net operating loss carryforwards of approximately $35,116 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, $11,074 that expire in 2012 and $10,150 that expire in 2018.

      The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $335 and research and experimentation credit carryforwards of approximately $34. The research and experimentation credits expire from 2000 to 2003.

      The net changes in the valuation allowance for deferred tax assets for the years ended October 31, 1998 and 1999 were an increase of $4,375 and a decrease of $2,414, respectively.

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

      Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 1999 will be allocated as follows:

      Income tax benefit that would be reported in the consolidated statements of operations    $41,284
      Additional capital (benefit from exercise of stock options) ..........................      2,850
                                                                                                -------
                                                                                                $44,134
                                                                                                =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(19) Business and Geographic Segments

      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999. Business segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

      The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1997, 1998 and 1999. Service revenues and product sales are allocated among business and geographic segments based on where the customer is located. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses are allocated among business and geographic segments. Interest expense and other (income) deductions are not allocated to business segments. Prior year's segment information has been restated to conform to the requirements of SFAS 131.

                                                                 Years Ended October 31,
                                                          -------------------------------------
      Business Segments                                      1997          1998         1999
                                                          ---------       -------       -------
      Service revenue and product sales
            Pari-mutuel operations ...................    $  88,390        88,864        99,174
            Venue management operations ..............       43,732        50,525        61,562
            Lottery operations .......................       23,106        18,047        49,340
            SJC Video operations .....................        2,104         1,877         1,072
                                                          ---------       -------       -------
                                                          $ 157,332       159,313       211,148
                                                          =========       =======       =======

      Gross profit
            Pari-mutuel operations ...................    $  37,823        35,317        39,612
            Venue management operations ..............       12,903        13,569        15,121
            Lottery operations .......................        9,731         5,313        12,672
            SJC Video operations .....................          983           459           310
                                                          ---------       -------       -------
                                                          $  61,440        54,658        67,715
                                                          =========       =======       =======

      Operating income (loss)
            Pari-mutuel operations ...................    $  (7,745)       (6,410)        5,383
            Venue management operations ..............        4,998         5,570         5,839
            Lottery operations .......................          625           321         7,999
            SJC Video operations .....................          213          (583)       (2,473)
                                                          ---------       -------       -------
                                                          $  (1,909)       (1,102)       16,748
                                                          =========       =======       =======
      Included in operating income (loss)
         Depreciation and amortization
            Pari-mutuel operations ...................    $  26,382        23,912        16,386
            Venue management operations ..............        2,483         2,633         2,778
            Lottery operations .......................        7,205         2,100         2,297
            SJC Video operations .....................          658           844           728
                                                          ---------       -------       -------
                                                          $  36,728        29,489        22,189
                                                          =========       =======       =======
         (Gain) loss on sale/disposition of businesses
            Lottery operations .......................       (1,823)       (1,184)           --
            SJC Video operations .....................           --         1,250         1,600
                                                          ---------       -------       -------
                                                          $  (1,823)           66         1,600
                                                          =========       =======       =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(19) Business and Geographic Segments--(Continued)

                                                                                        Years Ended October 31,
                                                                                 -------------------------------------
    Business Segments                                                              1997          1998          1999
                                                                                 ---------     ---------     ---------
    A reconciliation of total segment operating income to consolidated income
    (loss) before income tax expense and extraordinary item is as follows:
       Total reported segments ..............................................    $  (1,909)       (1,102)       16,748
       Interest expense .....................................................       14,367        15,521        15,941
       Other (income) expense ...............................................           79        (1,064)          251
                                                                                 ---------     ---------     ---------
                                                                                 $ (16,355)      (15,559)          556
                                                                                 =========     =========     =========

    Assets
          Pari-mutuel operations ............................................    $ 111,957        99,946       110,598
          Venue management operations .......................................       35,358        36,537        34,613
          Lottery operations ................................................        3,512        17,380        20,348
          SJC Video operations ..............................................        2,714         2,637            --
                                                                                 ---------     ---------     ---------
                                                                                 $ 153,541       156,500       165,559
                                                                                 =========     =========     =========

    Capital and wagering systems expenditures
          Pari-mutuel operations ............................................    $   5,262         9,217        10,714
          Venue management operations .......................................          446         1,368         1,492
          Lottery operations ................................................          102        13,312         2,615
          SJC Video operations ..............................................        1,678           163           113
                                                                                 ---------     ---------     ---------
                                                                                 $   7,488        24,060        14,934
                                                                                 =========     =========     =========

                                                                                         Years Ended October 31,
                                                                                 -------------------------------------
    Geographic Segments                                                             1997          1998         1999
                                                                                 ---------     ---------     ---------
    Service revenue and product sales
          North America .....................................................    $ 125,402       126,726       135,299
          Italy .............................................................        3,632        11,298        36,331
          Other .............................................................       28,298        21,289        39,518
                                                                                 ---------     ---------     ---------
                                                                                 $ 157,332       159,313       211,148
                                                                                 =========     =========     =========
    Long-lived assets
          North America .....................................................    $  72,648        73,270        70,576
          Europe ............................................................        2,925         4,252         5,629
          Other .............................................................          816           911           523
                                                                                 ---------     ---------     ---------
                                                                                 $  76,389        78,433        76,728
                                                                                 =========     =========     =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(20) Selected Quarterly Financial Data--(Unaudited)

      Selected quarterly financial data for the years ended October 31, 1998 and 1999 is as follows:

                                                                                           Year Ended October 31, 1998
                                                                              -----------------------------------------------------
                                                                               First          Second          Third         Fourth
                                                                              Quarter         Quarter        Quarter        Quarter
                                                                              --------        -------        -------        -------
Total operating revenues ...............................................      $ 34,431         36,215         38,795         49,872
Gross profit ...........................................................        12,933         13,946         13,170         14,609
Net loss ...............................................................        (5,194)        (2,066)        (4,413)        (4,207)
Net loss per basic share and diluted share .............................      $  (0.15)         (0.06)         (0.12)         (0.12)
                                                                              ========         ======         ======         ======
Weighted average number of shares used in per share calculation:
     Basic and diluted shares ..........................................        35,389         35,504         35,916         35,941
                                                                              ========         ======         ======         ======

                                                                                           Year Ended October 31, 1999
                                                                              -----------------------------------------------------
                                                                                First         Second          Third         Fourth
                                                                               Quarter        Quarter        Quarter        Quarter
                                                                              --------        -------        -------        -------
Total operating revenues ...............................................      $ 45,652         53,079         53,170         59,247
Gross profit ...........................................................        14,333         16,631         17,631         19,120
Net income (loss) ......................................................        (2,434)           572          1,895            346
Net income (loss) per basic share and diluted share ....................      $  (0.07)          0.02           0.05           0.01
                                                                              ========         ======         ======         ======
Weighted average number of shares used in per share calculation:
     Basic share .......................................................        35,998         36,032         36,169         36,246
     Diluted share .....................................................        35,998         37,371         38,699         39,465
                                                                              ========         ======         ======         ======

(21) Unusual Items

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

(22) Litigation

      Although the Company is a party to various claims and legal actions arising in the ordinary course of business, management believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on the financial position or results of operations of the Company.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (in thousands, except per share amounts)

(23) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

      The Company conducts substantially all of its business through its domestic and foreign subsidiaries. On July 28, 1997, the Company issued $110,000 aggregate principal amount of Notes bearing interest at a rate of 10 7/8%. The proceeds from the issuance of the Notes were used to repay all amounts outstanding under the Senior Facility (see Note 8). The Notes are jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

      Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 1998 and October 31, 1999 and for the fiscal years ended October 31, 1997, 1998 and 1999. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1998
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
ASSETS
   Cash and cash equivalents .......................    $   2,054           260           4,495            --            6,809
   Accounts receivable, net ........................           --        18,559           3,193            --           21,752
   Other current assets ............................           39        10,245           4,058          (477)          13,865
   Property and equipment, net .....................          389        70,897           7,437          (290)          78,433
   Investment in subsidiaries ......................       62,826            --              --       (62,826)              --
   Goodwill ........................................          204         1,686           1,724            --            3,614
   Other assets ....................................        6,090        26,748             692        (1,503)          32,027
                                                        ---------       -------          ------       -------          -------
      Total assets .................................    $  71,602       128,395          21,599       (65,096)         156,500
                                                        =========       =======          ======       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities .............................    $  12,463        21,668           8,103            78           42,312
   Current installments of long-term debt ..........           --         2,679             326           (13)           2,992
   Long-term debt, excluding current installments ..      146,250         9,056             572            --          155,878
   Other non-current liabilities ...................        1,535         1,192           1,229            --            3,956
   Intercompany balances ...........................      (40,008)       42,900          (2,892)           --               --
   Stockholders' equity (deficit) ..................      (48,638)       50,900          14,261       (65,161)         (48,638)
                                                        ---------       -------          ------       -------          -------
      Total liabilities and stockholders' equity
        (deficit) ..................................    $  71,602       128,395          21,599       (65,096)         156,500
                                                        =========       =======          ======       =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1999
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
ASSETS
   Cash and cash equivalents .......................    $   1,598           506           2,963            --            5,067
   Accounts receivable, net ........................           --        21,083           4,672            --           25,755
   Other current assets ............................           30        14,143           4,017          (464)          17,726
   Property and equipment, net .....................          298        66,973           9,708          (251)          76,728
   Investment in subsidiaries ......................       58,214            --              --       (58,214)              --
   Goodwill ........................................          198           353           4,686            --            5,237
   Other assets ....................................        6,199        30,385             659        (2,197)          35,046
                                                        ---------       -------          ------       -------          -------
       Total assets ................................    $  66,537       133,443          26,705       (61,126)         165,559
                                                        =========       =======          ======       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities .............................    $  12,219        29,546          10,922          (672)          52,015
   Current installments of long-term debt ..........        1,250         2,429             574            --            4,253
   Long-term debt, excluding current installments ..      145,000         6,627           1,264            --          152,891
   Other non-current liabilities ...................        2,193         1,233           1,766          (573)           4,619
   Intercompany balances ...........................      (45,906)       43,214           1,942           750               --
   Stockholders' equity (deficit) ..................      (48,219)       50,394          10,237       (60,631)         (48,219)
                                                        ---------       -------          ------       -------          -------
       Total liabilities and stockholders'equity
         (deficit) .................................    $  66,537       133,443          26,705       (61,126)         165,559
                                                        =========       =======          ======       =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1997
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Operating revenues .................................    $      --       129,130          30,614        (2,412)         157,332
Operating expenses .................................           --        80,303          17,915        (2,326)          95,892
                                                        ---------       -------          ------       -------          -------
   Gross profit ....................................           --        48,827          12,699           (86)          61,440

Selling, general and administrative expenses .......       10,963        12,696           4,686            99           28,444
Gain on sale/disposition of business ...............       (1,823)           --              --            --           (1,823)
Depreciation and amortization ......................           69        28,423           8,578          (342)          36,728
                                                        ---------       -------          ------       -------          -------
   Operating income (loss) .........................       (9,209)        7,708            (565)          157           (1,909)
Interest expense ...................................       14,269          (228)            497          (171)          14,367
Other (income) deductions ..........................         (326)         (413)            746            72               79
                                                        ---------       -------          ------       -------          -------
Income (loss) before equity in income of sub-
    sidiaries, income taxes and extraordinary items       (23,152)        8,349          (1,808)          256          (16,355)
Equity in income of subsidiaries ...................        4,716            --              --        (4,716)              --
Income tax expense .................................          201           113             592            --              906
                                                        ----------------------------------------------------------------------
Net income (loss) before extraordinary items .......      (18,637)        8,236          (2,400)       (4,460)         (17,261)
Extraordinary items:
    (Write-off) of deferred financing fees and
    expenses, net of gain on early retirement of debt         950        (1,376)             --            --             (426)
                                                        ----------------------------------------------------------------------

Net income (loss) ..................................    $ (17,687)        6,860          (2,400)       (4,460)         (17,687)
                                                        ======================================================================

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1998
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Operating revenues .................................    $      --       140,327          30,247       (11,261)         159,313
Operating expenses .................................           --        92,086          23,191       (10,622)         104,655
                                                        ---------       -------          ------       -------          -------

   Gross profit ....................................           --        48,241           7,056          (639)          54,658
                                                        ---------       -------          ------       -------          -------

Selling, general and administrative expenses .......        9,179        13,247           3,779            --           26,205
Gain on sale/disposition of business ...............           66            --              --            --               66
Depreciation and amortization ......................          140        25,674           3,963          (288)          29,489
                                                        ---------       -------          ------       -------          -------
   Operating income (loss) .........................       (9,385)        9,320            (686)         (351)          (1,102)
Interest expense ...................................       14,985           340             274           (78)          15,521
Other (income) deductions ..........................         (610)         (110)           (422)           78           (1,064)
                                                        ---------       -------          ------       -------          -------
Income (loss) before equity in income of
    subsidiaries and income taxes ..................      (23,760)        9,090            (538)         (351)         (15,559)
Equity in income of subsidiaries ...................        8,055            --              --        (8,055)              --
Income tax expense .................................          175            53              93            --              321
                                                        ---------       -------          ------       -------          -------
Net income (loss) ..................................    $ (15,880)        9,037            (631)       (8,406)         (15,880)
                                                        =========       =======          ======       =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           Year Ended October 31, 1999
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Operating revenues .................................    $      --       181,387          48,660       (18,899)         211,148
Operating expenses .................................           --       119,324          42,994       (18,885)         143,433
                                                        ---------       -------          ------       -------          -------

   Gross profit ....................................           --        62,063           5,666           (14)          67,715

Selling, general and administrative expenses .......        9,170        13,515           4,511           (18)          27,178
Loss on sale/disposition  of businesses ............           --         1,600              --            --            1,600
Depreciation and amortization ......................          196        18,981           3,115          (103)          22,189
                                                        ---------       -------          ------       -------          -------
   Operating income (loss) .........................       (9,366)       27,967          (1,960)          107           16,748
Interest expense ...................................       14,893           883             401          (236)          15,941
Other (income) deductions ..........................       (1,839)         (690)             36         2,744              251
                                                        ---------       -------          ------       -------          -------
Income (loss) before equity in income
   of subsidiaries, and income taxes ...............      (22,420)       27,774          (2,397)       (2,401)             556
Equity in income of subsidiaries ...................       23,031            --              --       (23,031)              --
Income tax expense (benefit) .......................          232           252            (307)           --              177
                                                        ---------       -------          ------       -------          -------
Net income (loss) ..................................    $     379        27,522          (2,090)      (25,432)             379
                                                        =========       =======          ======       =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1997
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Net income (loss) ..................................    $ (17,687)        6,860          (2,400)       (4,460)         (17,687)
   Depreciation and amortization ...................           69        28,423           8,578          (342)          36,728
   Equity in income of subsidiaries ................       (4,716)           --              --         4,716               --
   Gain on sale of business ........................       (1,823)           --              --            --           (1,823)
   Non-cash extraordinary items ....................         (950)        1,376              --            --              426
   Other non-cash adjustments ......................        3,264            40            (658)           --            2,646
   Changes in working capital ......................        5,004        (4,531)          2,942            13            3,428
                                                        ---------       -------          ------       -------          -------

Net cash provided by (used in) operating activities       (16,839)       32,168           8,462           (73)          23,718
                                                        ---------       -------          ------       -------          -------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......          (49)       (5,415)         (2,062)           38           (7,488)
   Proceeds from sale of business and assets
   disposals .......................................       23,216           260          (2,420)           --           21,056
   Other assets and investments ....................         (442)       (1,463)           (642)         (140)          (2,687)
                                                        ---------       -------          ------       -------          -------

Net cash provided by (used in) investing activities        22,725        (6,618)         (5,124)         (102)          10,881
                                                        ---------       -------          ------       -------          -------

Cash flows from financing activities:
   Net repayments under revolving credit facility ..           --       (71,890)             --            --          (71,890)
   Net proceeds from issuance of long term-debt ....      105,100            --           1,234            --          106,334
   Payments on long-term debt ......................       (4,350)      (52,224)           (846)           25          (57,395)
   Other, principally intercompany balances ........      (94,432)       98,631          (3,401)          163              961
                                                        ---------       -------          ------       -------          -------

Net cash provided by (used in) financing activities         6,318       (25,483)         (3,013)          188          (21,990)
                                                        ---------       -------          ------       -------          -------

Effect of exchange rate changes on cash ............            2            --            (379)          (13)            (390)
                                                        ---------       -------          ------       -------          -------

Increase/(decrease) in cash and cash equivalents ...       12,206            67             (54)           --           12,219
Cash and cash equivalents, beginning of year .......        3,376           261           2,351            --            5,988
                                                        ---------       -------          ------       -------          -------

Cash and cash equivalents, end of year .............    $  15,582           328           2,297            --           18,207
                                                        =========       =======          ======       =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1998
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Net income (loss) ..................................    $ (15,880)        9,037          (631)        (8,406)         (15,880)
   Depreciation and amortization ...................          140        25,674         3,963           (288)          29,489
   Equity in income of subsidiaries ................       (8,055)           --            --          8,055               --
   Loss on sale/disposition of businesses ..........           66            --            --             --               66
   Other non-cash adjustments ......................        1,234           (77)         (414)            --              743
   Changes in working capital ......................       (1,957)       (4,404)          (51)           154           (6,258)
                                                        ---------       -------        ------        -------          -------

Net cash provided by (used in) operating activities       (24,452)       30,230         2,867           (485)           8,160
                                                        ---------       -------        ------        -------          -------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......         (316)      (21,620)       (2,557)           433          (24,060)
   Cash acquired with business acquisition .........           --            --         2,177             --            2,177
   Other assets and investments ....................         (973)       (6,059)         (479)           171           (7,340)
                                                        ---------       -------        ------        -------          -------

Net cash provided by (used in) investing activities        (1,289)      (27,679)         (859)           604          (29,223)
                                                        ---------       -------        ------        -------          -------

Cash flows from financing activities:
   Net proceeds from issuance of long term-debt ....           --        12,084           (25)            --           12,059
   Payments on long-term debt ......................           --        (2,774)         (310)            12           (3,072)
   Other, principally intercompany balances ........       12,208       (11,930)          274            (36)             516
                                                        ---------       -------        ------        -------          -------

Net cash provided by (used in) financing activities        12,208        (2,620)          (61)           (24)           9,503
                                                        ---------       -------        ------        -------          -------

Effect of exchange rate changes on cash ............            5             1           251            (95)             162
                                                        ---------       -------        ------        -------          -------

Increase/(decrease) in cash and cash equivalents ...      (13,528)          (68)        2,198             --          (11,398)
Cash and cash equivalents, beginning of year .......       15,582           328         2,297             --           18,207
                                                        ---------       -------        ------        -------          -------

Cash and cash equivalents, end of year .............    $   2,054           260         4,495             --            6,809
                                                        =========       =======        ======        =======          =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           Year Ended October 31, 1999
                                 (in thousands)

                                                          Parent      Guarantor     Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries     Entries       Consolidated
                                                         -------     ------------   -------------   -----------     ------------
Net income (loss) ..................................    $     379        27,522         (2,090)       (25,432)            379
   Depreciation and amortization ...................          196        18,981          3,115           (103)         22,189
   Equity in income of subsidiaries ................      (23,031)           --             --         23,031              --
   Loss on sale/disposition of businesses ..........           --         1,600             --             --           1,600
   Other non-cash adjustments ......................        1,081           109             25             --           1,215
   Changes in working capital ......................         (235)          924            568            (91)          1,166
                                                        ---------        ------         ------        -------          ------

Net cash provided by (used in) operating activities       (21,610)       49,136          1,618         (2,595)         26,549
                                                        ---------        ------         ------        -------          ------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......          (41)      (11,835)        (3,054)            (4)        (14,934)
   Business acquisition, net of cash acquired ......         (512)           --         (2,333)           512          (2,333)
   Other assets and investments ....................         (631)       (6,559)          (699)          (387)         (8,276)
                                                        ---------        ------         ------        -------          ------

Net cash provided by (used in) investing activities        (1,184)      (18,394)        (6,086)           121         (25,543)
                                                        ---------        ------         ------        -------          ------

Cash flows from financing activities:
   Net proceeds from issuance of long term-debt ....           --            60             26            (86)             --
   Payments on long-term debt ......................           --        (2,739)          (514)            99          (3,154)
   Other, principally intercompany balances ........       22,286       (27,450)         3,141          2,260             237
                                                        ---------        ------         ------        -------          ------

Net cash provided by (used in) financing activities        22,286       (30,129)         2,653          2,273          (2,917)
                                                        ---------        ------         ------        -------          ------

Effect of exchange rate changes on cash ............           52          (367)           283            201             169
                                                        ---------        ------         ------        -------          ------

Increase/(decrease) in cash and cash equivalents ...         (456)          246         (1,532)            --          (1,742)
Cash and cash equivalents, beginning of year .......        2,054           260          4,495             --           6,809
                                                        ---------        ------         ------        -------          ------

Cash and cash equivalents, end of year .............    $   1,598           506          2,963             --           5,067
                                                        =========        ======         ======        =======          ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                       Three Years Ended October 31, 1999
                                 (in thousands)

                                                                       Additions
                                                                ----------------------
                                                   Balance at   Charged to    Charged                       Balance at
                                                   Beginning    Costs and     to other                         end of
                                                   of period     Expenses     accounts     Deductions (1)      period
                                                   ---------    ---------     --------     --------------   ----------
Year ended October 31, 1997
Allowance for doubtful accounts ..............     $  2,053        1,070         --           1,147            1,976
Reserve for inventory obsolescence ...........     $  2,328          185        187             462            2,238

Year ended October 31, 1998
Allowance for doubtful accounts ..............     $  1,976          888         --           1,053            1,811
Reserve for inventory obsolescence ...........     $  2,238          296         50             247            2,337

Year ended October 31, 1999
Allowance for doubtful accounts ..............     $  1,811        1,140         --             162            2,789
Reserve for inventory obsolescence ...........     $  2,337          221         --             712            1,846

(1)   Amounts written off or collected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to directors of the Company and information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's proxy statement in connection with the year 2000 Annual Meeting of Stockholders under the caption "Election of Directors." Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction [G3].

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation under the caption "Executive Compensation; Certain Arrangements," in the Company's proxy statement in connection with the year 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement in connection with the year 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information under the caption "Certain Arrangements Between the Company and its Directors and Officers" in the Company's proxy statement in connection with the year 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

  10.3      Form of Option dated March 3, 1992 issued to A. Lorne Weil.(7)*

  10.4      Form of Option dated December 13, 1991 issued to Marshall
            Bartlett.(8)*

  10.5 Stock Purchase Agreement dated July 15, 1994 among the Company, Marvin H. Sugarman, Robert Melican, Racing Technology, Inc. and Marvin H. Sugarman Productions, Inc.(9)

  10.6 Asset Purchase Agreement dated January 12, 1995 between Autotote Communication Services, Inc. and IDB Communications Group Inc.(10)

  10.7 Purchase Agreement dated October 14, 1994 between Autotote Corporation, Yves Alexandre, Marie A. Alexandre and Frederic Alexandre. (English summary attached to French original).(11)

  10.8 Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993.(12)

  10.9 Stock Purchase Agreement between the Company and General Instrument Corporation dated May 18, 1993.(13)

  10.10 Purchase and Sale Agreement between the Company and Sven Eriksson dated May 27, 1993.(14)

  10.11 Agreement among ETAG Electronic Totalisator AG, Gerhard Harwalik, Peter Freudenschuss, Peter Tinkl and Manfred Harwalik dated July 27, 1993.(15)

 Exhibit
 Number                         Description
 ------                         -----------

  10.12 Purchase Agreement among certain purchasers and Autotote Corporation dated August 13, 1993 with respect to the 51/2% Convertible Subordinated Debentures due 2001.(16)

  10.13     1992 Equity Incentive Plan, as amended and restated.(17)*

  10.14 Letter Agreement, dated as of January 3, 1995, between the Company and Martin E. Schloss.(18)*

  10.15 Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. ("Fusco").(19)

  10.16 Lease Agreement, dated as of January 19, 1996, between Fusco and Autotote Systems, Inc.(20)

  10.17 Stock Transfer Agreement among the Company and American Wagering, Inc., dated October 25, 1996, with respect to all outstanding stock of Autotote CBS, Inc.(21)

  10.18 Stock Purchase Agreement among the Company and Scientific Games Holding Corp., Tele Control Kommunikations und Computersysteme Aktien Gesellschaft.(22)

  10.19     1997 Incentive Compensation Plan.(23)*

  10.20     1995 Equity Incentive Plan.(24)*

  10.21 Employment Agreement effective November 1, 1997 between A. Lorne Weil and Autotote Corporation (the "Weil Employment
            Agreement").(25)*

  10.22 Amendment dated September 10, 1998, to the Weil Employment Agreement.(26) *

  10.23 Form of Change in Control Agreement effective November 1, 1997 between the Company and its executive officers and certain non-executive officers.(27)*

  10.24 Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998.(28)

  10.25 General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998.(29)

  10.26 Term Loan Agreement dated May 22, 1998 by and among Autotote Corporation, Autotote Lottery Corporation, various financial institutions and Heller Financial, Inc., as agent.(30)

  10.27 Purchase Agreement between Autotote Corporation and Stichting Hippo Toto dated June 29, 1998.(31)

  10.28 The Autotote Corporation Key Executive Deferred Compensation Plan, and Plan Adoption Agreement.(32)*

  10.29 First Amendment dated December 31, 1997 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as successor agent.(33)

  10.30 Second Amendment and waiver dated May 22, 1988 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent.(34)

  10.31 Waiver and Third Amendment dated December 31, 1998 to the Credit Agreement, between the Company, the financial institutions party thereto and Heller Financial, Inc. as agent.(35)

  10.32 Warrant to Purchase Class B Nonvoting Common Stock of Autotote Corporation dated October 30, 1992 issued to various lenders.(36)

 Exhibit
 Number                         Description
 ------                         -----------

  10.33 Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement").(37)

  10.34 Amendment dated January 29, 1997 amending both the 1995 Warrant Agreement and the 1996 Warrant Agreement.(38)

  10.35 Order and Final Judgment of the United States District Court for the District of Delaware dated October 22, 1996, Amendment to Amended Stipulation and Agreement of Settlement, dated November 7, 1996, and Amended Stipulation and Agreement of Settlement dated July 19, 1996.(39)

  10.36 Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees.(+)

  21.1      List of Subsidiaries.(+)

  23        Consent of KPMG LLP.(+)

  (1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which
  (2)  became effective March 20, 1992 (the "1992 S-8").
  (3) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated August 11, 1997 (the "1997 8-K")
  (4)  Incorporated by reference to Exhibit 2 to the Company's 1997 8-K.
  (5)  Incorporated by reference to Exhibit 3 to the Company's 1997 8-K.
  (6) Incorporated by reference to Exhibit 4.1 to the Company's 1992 S-8. Incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992
  (7)  (the "1992 10-K").
  (8)  Incorporated by reference to Exhibit 10.46 to the Company's 1992 10-K.
  (9) Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994
       (the "1994 10-K").
  (10) Incorporated by reference to Exhibit 10.20 to the Company's 1994 10-K.
  (11) Incorporated by reference to Exhibit 10.21 to the Company's 1994 10-K.
  (12) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993.
  (13) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 22, 1993.
  (14) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated June 22, 1993.
  (15) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 8, 1993.
  (16) Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated September 8, 1993.
  (17) Incorporated by reference to Exhibit 10.33 to the Company's 1998 10-K.
  (18) Incorporated by reference to Exhibit 10.40 to the Company's 1995 10-K.
  (19) Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995, dated February 20, 1996 (the "1995 10-K/A").
  (20) Incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A.
  (21) Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective September 12, 1997 (the "1997 S-4/A").
  (22) Incorporated by reference to Exhibit 10.27 to the Company's Current Report on Form 8-K dated April 15, 1997.
  (23) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-44979) which became effective January 27, 1998.
  (24) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.
  (25) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998.
  (26) Incorporated by reference to Exhibit 10.27 to the Company's 1998 10-K.

  (27) Incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998
  (28) Incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998
  (29) Incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.
  (30) Incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998.
  (31) Incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.
  (32) Incorporated by reference to Exhibit 10.34 to the Company's 1998 10-K.
  (33) Incorporated by reference to Exhibit 10.35 to the Company's 1998 10-K.
  (34) Incorporated by reference to Exhibit 10.36 to the Company's 1998 10-K.
  (35) Incorporated by reference to Exhibit 10.37 to the Company's 1998 10-K.
  (36) Incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K.
  (37) Incorporated by reference to Exhibit 99.8 to the Company's 1997 S-4/A.
  (38) Incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A.
  (39) Incorporated by reference to Exhibit 28.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

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

                                                 AUTOTOTE CORPORATION

Dated: January 28, 2000


                                           By:    /s/A. Lorne Weil
                                              ----------------------------------
                                           A. Lorne Weil, Chairman of Board,
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 28, 2000.

                        Signature                                 Title                                   Date
              ------------------------------        --------------------------------------------       ----------------
                    /S/ A. LORNE WEIL               Chairman of the Board, President and Chief         January 28, 2000
              ------------------------------        Executive Officer, and Director
                     A. Lorne Weil                  (principal executive officer)

                    /S/ DEWAYNE E. LAIRD            Vice President and Chief                           January 28, 2000
              ------------------------------        Financial Officer
                   DeWayne E. Laird                 (principal financial and accounting officer)

                    /S/ LARRY J. LAWRENCE            Director                                          January 28, 2000
              ------------------------------
                  Larry J. Lawrence

                    /S/ SIR BRIAN G. WOLFSON         Director                                           January 28, 2000
              ------------------------------
                  Sir Brian G. Wolfson

                    /S/ ALAN J. ZAKON                Director                                           January 28, 2000
              ------------------------------
                  Alan J. Zakon

                    /S/ MARSHALL BARTLETT            Director                                           January 28, 2000
              ------------------------------
                  Marshall Bartlett

                                  EXHIBIT INDEX

Exhibit No.                 Description                                    Page
-----------                 -----------                                    ----

  10.36       Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees.
  21.1        List of Subsidiaries.
  23          Consent of KPMG LLP.
  27          Financial Data Schedule.