Form 10-Q
period 2000-01-31
AUTOTOTE CORP
filed 2000-03-15
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition from _______________ to _______________

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

                                Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 9, 2000:

                        Class A Common Stock: 36,603,369
                        Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                         QUARTER ENDED JANUARY 31, 2000

                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

               Balance Sheets as of October 31, 1999
               and January 31, 2000                                         3

               Statements of Operations for the Three Months Ended
               January 31, 1999 and 2000                                    4

               Statements of Cash Flows for the Three Months Ended
               January 31, 1999 and 2000                                    5

               Notes to Consolidated Financial Statements                  6-13

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14-17

PART II     OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8K                                18

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                  October 31,     January 31,
                                                                                     1999             2000
                                                                                  -----------     -----------
                           ASSETS                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents ................................................     $   5,067          3,048
     Restricted cash ..........................................................           771            721
     Accounts receivable, net .................................................        25,755         23,237
     Inventories ..............................................................        14,636         16,751
     Prepaid expenses, deposits and other current assets ......................         2,319          3,132
                                                                                    ---------      ---------
          Total current assets ................................................        48,548         46,889
                                                                                    ---------      ---------
Property and equipment, at cost ...............................................       199,767        205,286
     Less accumulated depreciation ............................................       123,039        125,754
                                                                                    ---------      ---------
          Net property and equipment ..........................................        76,728         79,532
                                                                                    ---------      ---------
Goodwill, net of amortization .................................................         5,237          4,541
Operating right, net of amortization ..........................................        13,848         13,598
Other assets and investments ..................................................        21,198         21,714
                                                                                    ---------      ---------

                                                                                    $ 165,559        166,274
                                                                                    =========      =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt ...................................     $   4,253          3,002
     Accounts payable .........................................................        20,102         15,297
     Accrued liabilities ......................................................        28,015         23,373
     Interest payable .........................................................         3,898          7,449
                                                                                    ---------      ---------
          Total current liabilities ...........................................        56,268         49,121
                                                                                    ---------      ---------
Deferred income taxes .........................................................         1,656          1,664
Other long-term liabilities ...................................................         2,963          3,093
Long-term debt, excluding current installments ................................       117,891        125,369
Long-term debt, convertible subordinated debentures ...........................        35,000         35,000
                                                                                    ---------      ---------
          Total liabilities ...................................................       213,778        214,247
                                                                                    ---------      ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding ..........................................            --             --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,268 and 36,500 shares outstanding at October 31, 1999
        and January 31, 2000, respectively ....................................           364            366
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..........................................            --             --
     Additional paid-in capital ...............................................       149,622        150,021
     Accumulated losses .......................................................      (196,852)      (196,388)
     Treasury stock, at cost ..................................................          (102)          (102)
     Accumulated other comprehensive loss .....................................        (1,251)        (1,870)
                                                                                    ---------      ---------
          Total stockholders' equity (deficit) ................................       (48,219)       (47,973)
                                                                                    ---------      ---------
Commitments and contingencies (see Notes 8, 10, 13 and 14 to the Consolidated
Financial Statements in the Company's 1999 Annual Report on Form 10-K.) .......     $ 165,559        166,274
                                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three Months Ended January 31, 1999 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                                   1999           2000
                                                                                 --------      --------
Operating revenues:
     Services ..............................................................     $ 34,229        36,333
     Sales .................................................................       11,423        13,232
                                                                                 --------      --------
                                                                                   45,652        49,565
                                                                                 --------      --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................       23,163        24,480
     Sales .................................................................        8,156         7,996
                                                                                 --------      --------
                                                                                   31,319        32,476
                                                                                 --------      --------
          Total gross profit ...............................................       14,333        17,089
Selling, general and administrative expenses ...............................        6,788         6,993
Depreciation and amortization ..............................................        5,733         5,510
                                                                                 --------      --------
          Operating income .................................................        1,812         4,586
                                                                                 --------      --------
Other deductions:
     Interest expense ......................................................        4,070         3,997
     Other expense .........................................................           45            57
                                                                                 --------      --------
                                                                                    4,115         4,054
                                                                                 --------      --------
     Income (loss) before income tax expense ...............................       (2,303)          532
Income tax expense .........................................................          131            68
                                                                                 --------      --------
Net income (loss) ..........................................................     $ (2,434)          464
                                                                                 ========      ========

Net income (loss) per basic share and diluted share ........................     $  (0.07)         0.01
                                                                                 ========      ========
Weighted average number of shares used in per share calculation:
     Basic shares ..........................................................       35,998        36,388
                                                                                 ========      ========
     Diluted shares ........................................................       35,998        40,352
                                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Three Months Ended January 31, 1999 and 2000
                            (Unaudited, in thousands)

                                                                             1999         2000
                                                                           -------      -------
Cash flows from operating activities:
     Net income (loss) ...............................................     $(2,434)         464
                                                                           -------      -------
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization ..............................       5,733        5,510
          Changes in operating assets and liabilities ................          65       (6,066)
          Other ......................................................         299          258
                                                                           -------      -------
               Total adjustments .....................................       6,097         (298)
                                                                           -------      -------
Net cash provided by operating activities ............................       3,663          166
                                                                           -------      -------

Cash flows from investing activities:
     Capital expenditures ............................................        (326)      (1,751)
     Wagering systems expenditures ...................................      (1,832)      (5,435)
     Increase in other assets and investments ........................      (2,582)      (1,570)
                                                                           -------      -------
Net cash used in investing activities ................................      (4,740)      (8,756)
                                                                           -------      -------

Cash flows from financing activities:
     Net borrowings under lines of credit ............................          --        8,315
     Proceeds from issuance of long-term debt ........................          60           86
     Payments on long-term debt ......................................        (750)      (2,034)
     Proceeds from the issuance of common stock ......................          --          338
                                                                           -------      -------
Net cash provided by (used in) financing activities ..................        (690)       6,705
                                                                           -------      -------

Effect of exchange rate changes on cash ..............................         (87)        (134)
                                                                           -------      -------
Decrease in cash and cash equivalents ................................      (1,854)      (2,019)
Cash and cash equivalents, beginning of period .......................       6,809        5,067
                                                                           -------      -------
Cash and cash equivalents, end of period .............................     $ 4,955        3,048
                                                                           =======      =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ........................................................     $    61           65
                                                                           =======      =======
     Income taxes ....................................................     $   178          200
                                                                           =======      =======

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1) Consolidated Financial Statements

Basis of Presentation

      The consolidated balance sheet as of January 31, 2000 and the consolidated statements of operations for the three months ended January 31, 1999 and 2000, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at January 31, 2000 and the results of its operations for the three months ended January 31, 1999 and 2000 and its cash flows for the three months ended January 31, 1999 and 2000 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the period ended January 31, 2000 are not necessarily indicative of the operating results for the full year.

Basic Net Income (Loss) Per Share and Diluted Net Income (Loss) Per Share

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share for the three month periods ended January 31, 1999 and 2000:

                                                                      Three months
                                                                    ended January 31,
                                                                  --------------------
                                                                    1999         2000
                                                                  --------      ------
        Income (numerator)
        Net income (loss) ...................................     $ (2,434)        464
                                                                  --------      ------

        Shares (denominator)
        Basic weighted average common shares outstanding ....       35,998      36,388
        Effect of diluted securities-stock options, warrants,
          and deferred shares ...............................           --       3,964
                                                                  --------      ------
        Diluted weighted average common shares outstanding ..       35,998      40,352
                                                                  ========      ======

        Per Share Amount
        Basic net income (loss) per share ...................     $  (0.07)       0.01
                                                                  ========      ======
        Diluted net income (loss) per share .................     $  (0.07)       0.01
                                                                  ========      ======

      At January 31, 2000, the Company had outstanding stock options, warrants, convertible subordinated debentures, Performance Accelerated Restricted Stock Units and deferred shares which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended October 31, 1999 in the Company's 1999 Annual Report on Form 10-K.)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

2) Acquisition of Datasport Assets and Interest in Datek

      On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to OTBs and bookmakers in Germany. The purchase, which included approximately $2,333 in cash and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.2 million and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company for the three months ended January 31, 1999 would not have been materially different.

3) Business Segments

      The following tables represent revenues and profits by business segments for the three month periods ended January 31, 1999 and 2000. Corporate expenses are allocated among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                                              Three Months
                                                            Ended January 31,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
        Service revenue and product sales:
             Pari-mutuel operations ...........          $ 20,188        27,436
             Venue management operations ......            14,314        14,346
             Lottery operations ...............            10,721         7,456
             SJC Video operations .............               429           327
                                                         --------      --------
                                                         $ 45,652        49,565
                                                         ========      ========

        Gross profit
             Pari-mutuel operations ...........          $  7,914        10,689
             Venue management operations ......             3,373         3,916
             Lottery operations ...............             2,811         2,484
             SJC Video operations .............               235            --
                                                         --------      --------
                Total gross profit ............          $ 14,333        17,089
                                                         ========      ========

        Operating income (loss)
             Pari-mutuel operations ...........          $   (888)        1,783
             Venue management operations ......               970         1,613
             Lottery operations ...............             1,827         1,190
             SJC Video operations .............               (97)           --
                                                         --------      --------
                                                            1,812         4,586

        Other deductions:
           Interest expense ...................             4,070         3,997
           Other expense ......................                45            57
                                                         --------      --------
        Income (loss) before income tax expense          $ (2,303)          532
                                                         ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

3) Business Segments--(Continued)

                                                  October 31,    January 31,
                                                     1999            2000
                                                  -----------    -----------
      Assets
           Pari-mutuel operations ..........       $110,598        113,082
           Venue management operations .....         34,613         34,368
           Lottery operations ..............         20,348         18,824
           SJC Video operations ............             --             --
                                                   --------       --------
                                                   $165,559        166,274
                                                   ========       ========

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     1999           2000
                                                 ----------       -------------
      Capital and wagering systems expenditures
           Pari-mutuel operations ..........       $  1,419          6,648
           Venue management operations .....            177            356
           Lottery operations ..............            541            182
           SJC Video operations ............             21             --
                                                   --------       --------
                                                   $  2,158          7,186
                                                   ========       ========

4) Comprehensive Loss

      The following presents a reconciliation of net income (loss) to comprehensive loss for the three months ended January 31, 1999 and 2000:

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     1999           2000
                                                 ----------       -------------
      Net income (loss) ....................       $ (2,434)           464
      Other comprehensive loss:
           Foreign currency translation ....           (145)          (619)
                                                   --------           ----
      Comprehensive loss ...................       $ (2,579)          (155)
                                                   ========           ====

5) Inventories

      Inventories consist of the following:

                                                  October 31,    January 31,
                                                     1999            2000
                                                  -----------    -----------

      Parts and work-in-process ............       $ 13,735         15,810
      Finished goods .......................            344            209
      Ticket paper .........................            557            732
                                                   --------         ------
                                                   $ 14,636         16,751
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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

6) Debt

      At January 31, 2000, the Company had approximately $15,581 available for borrowing under the Company's revolving Credit Facility (the "Facility"). There were approximately $8,315 of borrowings outstanding under the Facility at January 31, 2000, and approximately $1,104 in letters of credit were issued under the Facility.

7) Financial Information for Guarantor Subsidiaries and Non-Guarantor
   Subsidiaries

      The Company conducts substantially all of its business through its domestic and foreign subsidiaries. In July 1997, the Company issued $110,000 aggregate principal amount of Senior Notes bearing interest at an annual rate of 10 7/8% (the "Notes"). On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12,000 three-year term loan arrangement that bears interest at a fixed annual rate of 8.87% (the "Term Loan"). The Term Loan was extended in conjunction with the Facility and is subject to certain restrictive and financial covenants contained in the Facility. Obligations under the Facility and the Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). (See Note 8 to the Consolidated Financial Statements for the year ended October 31, 1999 in the Company's 1999 Annual Report on Form 10-K.)

      Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned and the non-wholly owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of January 31, 2000 (unaudited) and October 31, 1999 (audited) and for the three month periods ended January 31, 1999 and 2000 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1999
                                 (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
ASSETS
   Cash and cash equivalents ....................      $   1,598             506          2,963             --           5,067
   Accounts receivable, net .....................             --          21,083          4,672             --          25,755
   Other current assets .........................             30          14,143          4,017           (464)         17,726
   Property and equipment, net ..................            298          66,973          9,708           (251)         76,728
   Investment in subsidiaries ...................         58,214              --             --        (58,214)             --
   Goodwill .....................................            198             353          4,686             --           5,237
   Other assets .................................          6,199          30,385            659         (2,197)         35,046
                                                       ---------       ---------      ---------      ---------       ---------

      Total assets ..............................      $  66,537         133,443         26,705        (61,126)        165,559
                                                       =========       =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities ..........................      $  12,219          29,546         10,922           (672)         52,015
   Current installments of long-term debt .......          1,250           2,429            574             --           4,253
   Long-term debt, excluding current installments        145,000           6,627          1,264             --         152,891
   Other non-current liabilities ................          2,193           1,233          1,766           (573)          4,619
   Intercompany balances ........................        (45,906)         43,214          1,942            750              --
   Stockholders' equity (deficit) ...............        (48,219)         50,394         10,237        (60,631)        (48,219)
                                                       ---------       ---------      ---------      ---------       ---------
      Total liabilities and stockholders'
         equity (deficit) .......................      $  66,537         133,443         26,705        (61,126)        165,559
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                January 31, 2000
                                 (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
ASSETS
   Cash and cash equivalents ....................      $     439           1,076          1,533             --           3,048
   Accounts receivable, net .....................             --          18,626          4,611             --          23,237
   Other current assets .........................             14          16,152          4,872           (434)         20,604
   Property and equipment, net ..................            283          70,033          9,505           (289)         79,532
   Investment in subsidiaries ...................         65,027              --             --        (65,027)             --
   Goodwill .....................................            196              88          4,257             --           4,541
   Other assets .................................          6,387          30,699            632         (2,406)         35,312
                                                       ---------       ---------      ---------      ---------       ---------

      Total assets ..............................      $  72,346         136,674         25,410        (68,156)        166,274
                                                       =========       =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities ..........................      $  14,086          22,897          9,586           (450)         46,119
   Current installments of long-term debt .......             --           2,407            595             --           3,002
   Long-term debt, excluding current installments        153,315           6,026          1,028             --         160,369
   Other non-current liabilities ................          2,441             733          2,155           (572)          4,757
   Intercompany balances ........................        (49,523)         47,004          2,088            431              --
   Stockholders' equity (deficit) ...............        (47,973)         57,607          9,958        (67,565)        (47,973)
                                                       ---------       ---------      ---------      ---------       ---------

      Total liabilities and stockholders'
         equity (deficit) .......................      $  72,346         136,674         25,410        (68,156)        166,274
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       Three Months Ended January 31, 1999
                                 (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
Operating revenues ..............................      $      --          39,071         10,444         (3,863)         45,652
Operating expenses ..............................             --          26,409          8,778         (3,868)         31,319
                                                       ---------       ---------      ---------      ---------       ---------

   Gross profit .................................             --          12,662          1,666              5          14,333

Selling, general and administrative expenses ....          2,637           3,204            947             --           6,788
Depreciation and amortization ...................             45           5,002            711            (25)          5,733
                                                       ---------       ---------      ---------      ---------       ---------
   Operating income (loss) ......................         (2,682)          4,456              8             30           1,812
Interest expense ................................          3,753             291             49            (23)          4,070
Other (income) expense ..........................            (10)              8             24             23              45
                                                       ---------       ---------      ---------      ---------       ---------
Income (loss) before equity in income of
   subsidiaries, and income taxes ...............         (6,425)          4,157            (65)            30          (2,303)
Equity in income  of subsidiaries ...............          4,011              --             --         (4,011)             --
Income tax expense ..............................             20              19             92             --             131
                                                       ---------       ---------      ---------      ---------       ---------

Net income (loss) ...............................      $  (2,434)          4,138           (157)        (3,981)         (2,434)
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       Three Months Ended January 31, 2000
                               (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
Operating revenues ..............................      $      --          42,149         12,163         (4,747)         49,565
Operating expenses ..............................             --          26,570         10,653         (4,747)         32,476
                                                       ---------       ---------      ---------      ---------       ---------

   Gross profit .................................             --          15,579          1,510             --          17,089

Selling, general and administrative expenses ....          2,517           3,438          1,038             --           6,993
Depreciation and amortization ...................             72           4,624            839            (25)          5,510
                                                       ---------       ---------      ---------      ---------       ---------
   Operating income (loss) ......................         (2,589)          7,517           (367)            25           4,586
Interest expense ................................          3,729             219            166           (117)          3,997
Other (income) expense ..........................             (3)             10              4             46              57
                                                       ---------       ---------      ---------      ---------       ---------
Income (loss) before equity in income of
   subsidiaries and income taxes ................         (6,315)          7,288           (537)            96             532
Equity in income of subsidiaries ................          6,779              --             --         (6,779)             --
Income tax expense ..............................             --             100            (32)            --              68
                                                       ---------       ---------      ---------      ---------       ---------

Net income (loss) ...............................      $     464           7,188           (505)        (6,683)            464
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       Three Months Ended January 31, 1999
                                 (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
Net income (loss) ...............................      $  (2,434)          4,138           (157)        (3,981)         (2,434)
   Depreciation and amortization ................             45           5,002            711            (25)          5,733
   Equity in income of subsidiaries .............         (4,011)             --             --          4,011              --
   Changes in operating assets and liabilities ..          2,568          (1,251)        (1,433)           181              65
   Other non-cash adjustments ...................            303             (20)            16             --             299
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) operating activities       (3,529)          7,869           (863)           186           3,663
                                                       ---------       ---------      ---------      ---------       ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures ....             (7)         (1,998)          (149)            (4)         (2,158)
   Other assets and investments .................           (149)         (2,303)          (161)            31          (2,582)
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) investing activities         (156)         (4,301)          (310)            27          (4,740)
                                                       ---------       ---------      ---------      ---------       ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .....             --              60             --             --              60
   Payments on long-term debt ...................             --            (685)           (65)            --            (750)
   Other, principally intercompany balances .....          3,471          (3,517)           101            (55)             --
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) financing  activities       3,471          (4,142)            36            (55)           (690)
                                                       ---------       ---------      ---------      ---------       ---------

Effect of exchange rate changes on cash .........             --               1           (138)            50             (87)
                                                       ---------       ---------      ---------      ---------       ---------

Increase (decrease) in cash and cash equivalents            (214)           (573)        (1,275)           208          (1,854)
Cash and cash equivalents, beginning of period ..          2,054             401          4,562           (208)          6,809
                                                       ---------       ---------      ---------      ---------       ---------

Cash and cash equivalents, end of period ........      $   1,840            (172)         3,287             --           4,955
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       Three Months Ended January 31, 2000
                                 (in thousands)

                                                         Parent        Guarantor   Non-Guarantor   Eliminating
                                                        Company      Subsidiaries   Subsidiaries      Entries      Consolidated
                                                       ---------     ------------  -------------   -----------     -----------
Net income (loss) ...............................      $     464           7,188           (505)        (6,683)            464
   Depreciation and amortization ................             72           4,624            839            (25)          5,510
   Equity in income of subsidiaries .............         (6,779)             --             --          6,779              --
   Other non-cash adjustments ...................            283              23            (48)            --             258
   Changes in working capital ...................          1,883          (5,321)        (1,940)          (688)         (6,066)
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) operating activities       (4,077)          6,514         (1,654)          (617)            166
                                                       ---------       ---------      ---------      ---------       ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures ....            (17)         (6,287)          (882)            --          (7,186)
   Other assets and investments .................           (198)         (1,709)           412            (75)         (1,570)
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) investing activities         (215)         (7,996)          (470)           (75)         (8,756)
                                                       ---------       ---------      ---------      ---------       ---------

Cash flows from financing activities:
   Net borrowing under lines of credit ..........          8,315              --             --             --           8,315
   Proceeds from issuance of long-term debt .....             --              --             86             --              86
   Payments on long-term debt ...................         (1,250)           (611)          (173)            --          (2,034)
   Other, principally intercompany balances .....         (3,932)          2,294          1,213            763             338
                                                       ---------       ---------      ---------      ---------       ---------

Net cash provided by (used in) financing activities        3,133           1,683          1,126            763           6,705
                                                       ---------       ---------      ---------      ---------       ---------

Effect of exchange rate changes on cash .........             --             369           (432)           (71)           (134)
                                                       ---------       ---------      ---------      ---------       ---------

Increase (decrease) in cash and cash equivalents          (1,159)            570         (1,430)            --          (2,019)
Cash and cash equivalents, beginning of period ..          1,598             506          2,963             --           5,067
                                                       ---------       ---------      ---------      ---------       ---------

Cash and cash equivalents, end of period ........      $     439           1,076          1,533             --           3,048
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition of the Company as of January 31, 2000 and the results of its operations for the three month period ended January 31, 2000, compared to the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

      We operate primarily in three business segments, Pari-mutuel Operations, Venue Management and Lottery Operations. Pari-mutuel Operations include all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. Venue Management includes the Connecticut off-track betting operations and our Netherlands on-track and off-track betting operations. Lottery Operations include both domestic and international lottery service, as well as sales of lottery systems and equipment. During fiscal 1999, the Company commenced negotiations to sell its SJC Video business.

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

        Results of Operations:                                   Three Months Ended January 31,
                                                                -------------------------------
                                                                 1999                    2000
                                                                 ----                    ----



      Pari-mutuel Operations                                            (in thousands)
      Operating Revenues:
          Service revenue ..................................    $17,314                 18,892
          Sales revenue ....................................      2,874                  8,544
                                                                -------                 ------
             Total Revenue .................................    $20,188                 27,436
                                                                =======                 ======

      Gross Profit (excluding depreciation and amortization)    $ 7,914                 10,689
                                                                =======                 ======

      Venue Management Operations
      Operating Revenues:
          Service revenue ..................................    $14,314                 14,346
                                                                =======                 ======
      Gross Profit (excluding depreciation and amortization)    $ 3,373                  3,916
                                                                =======                 ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

        Results of Operations:                                  Three Months Ended January 31,
                                                                ------------------------------
                                                                  1999                   2000
                                                                -------                  -----
      Lottery Operations                                              (in thousands)
      Operating Revenues:
          Service revenue ..................................    $ 2,172                  2,768
          Sales revenue ....................................      8,549                  4,688
                                                                -------                 ------
             Total Revenue .................................    $10,721                  7,456
                                                                =======                 ======

      Gross Profit (excluding depreciation and amortization)    $ 2,811                  2,484
                                                                =======                 ======

      SJC Video
      Operating Revenues:
          Service revenue ..................................    $   429                    327
                                                                =======                 ======

      Gross Profit (excluding depreciation and amortization)    $   235                     --
                                                                =======                 ======

      Company Total
      Operating Revenues:
          Service revenue ..................................    $34,229                 36,333
          Sales revenue ....................................     11,423                 13,232
                                                                -------                 ------
             Total Revenue .................................    $45,652                 49,565
                                                                =======                 ======

      Gross Profit (excluding depreciation and amortization)    $14,333                 17,089
                                                                =======                 ======

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

      Pari-mutuel Operations service revenues of $18.9 million for the first quarter of fiscal 2000 improved $1.6 million or 9% from the first quarter of the prior year. This improvement reflects primarily $1.6 million in revenues from the German operations that were acquired in the fourth quarter of fiscal 1999 and improved revenues in the Company's North American pari-mutuel and NASRIN(TM) operations. These increases were partially offset by lower service revenues in the French operations. Pari-mutuel Operations sales revenues increased by $5.7 million to $8.5 million in the first quarter of fiscal 2000 due primarily to the sales of terminals to the Company's international customers, primarily in Italy and Chile. Pari-mutuel Operations gross profit of $10.7 million or 39% of total revenues, increased from gross profit of $7.9 million in the same period last year. Higher gross profit on improved handle, primarily in North America and Germany pari-mutuel operations and higher equipment sales were partially offset by a decrease in gross profit on lower handle in the French pari-mutuel operations and higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider resulting from a service interruption.

      Venue Management Operations service revenues of $14.3 million for the first quarter of fiscal 2000 approximated the service revenues of the first quarter of the prior year as revenue increases due to increased handle in the Connecticut operations were offset by the impact of foreign exchange on the reported revenues of the Netherlands operations. Gross profit was $3.9 million or 27% percent of service revenue in the first quarter of fiscal 2000, an increase over the gross profit of $3.4 million or 24% percentage of service revenue in the first quarter of fiscal 1999. This improvement primarily reflects higher handle-related revenues and cost savings in the Connecticut operations.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

      Lottery Operations service revenues in the first quarter of fiscal 2000 of $2.8, improved $0.6 million from the first quarter of the prior year due to the April 1999 launch of the Montana lottery. The $3.9 million decrease in sales to $4.7 million in the first quarter of fiscal 2000 is primarily attributable to lower sales of terminals, primarily for use in Italy. Lottery Operations gross profit of $2.5 million or 33% of total revenues, decreased from gross profit of $2.8 million or 26% of total revenues in the same period last year. Higher gross profit on improved service revenue due to the new Montana lottery operation were more than offset by a decrease in gross profit on the lower international equipment sales.

Expense Analysis

      Selling, general and administrative expenses including software development costs increased $0.2 million or 3% to $7.0 million in the first quarter of fiscal 2000. Higher expenses were due to increased operating levels in the North American and German pari-mutuels operations and the Montana lottery which began in April 1999.

      Depreciation and amortization expenses decreased $0.2 million or 4% to $5.5 million in the first quarter of fiscal 2000. Depreciation decreased $0.3 million, primarily due to full depreciation of certain assets in prior periods. Amortization expense increased $0.1 million as a result of the amortization of intangible assets associated with the German operation acquired in September 1999.

      Interest expense decreased $0.1 million to $4.0 million in the first quarter of fiscal as a result of fluctuations in long term borrowings.

Income Taxes

      Income tax expense was $0.1 million in both the first quarter of fiscal 2000 and the first quarter of fiscal 1999. Income tax expense principally reflects foreign and state income taxes, since no federal tax benefit has been recognized on domestic operating losses.

Liquidity, Capital Resources and Working Capital Deficiency

      At January 31, 2000, the Company's available cash and borrowing capacity totaled $18.6 million compared to $29.0 million at October 31, 1999. Net cash provided by operating activities decreased by $3.5 million to $0.2 million for the quarter ended January 31, 2000 from $3.7 million in the quarter ended January 31, 1999 as a result of an increase in inventory and the decrease in accounts payable. In the first quarter of fiscal 2000, the Company utilized $0.2 million of cash provided by operating activities, $8.3 million of long-term borrowings and $2.0 million of available cash, to invest $8.8 million, principally in capital and contract expenditures in connection with the start-up of the Monmouth/Meadowlands service contract and in software systems development, and used $2.0 million to reduce other long-term loans.

      At January 31, 2000, the Company's current liabilities exceeded current assets by $2.2 million, an improvement of $5.5 million from October 31, 1999. The improvement results principally from cash flows from operations that were used to reduce accounts payable.

      As described above in Note 6 to the Consolidated Financial Statements, the Company had $15.6 million of borrowing availability under its Facility at January 31, 2000. The Company believes that its cash resources, anticipated cash flows from operations and borrowing availability under the Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months. The Company believes that additional financing will be required to enable it to meet the scheduled maturity of the Term Loan and Credit Facility in February 2001 and the scheduled maturity of the Subordinated Debentures in August 2001. The Company also believes that additional financing will be required to enable it to meet the scheduled maturity of the Notes and for capital expenditures that are not financed through cash flows from operations.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                         Quarter Ended January 31, 12000

PART II. Other Information

Item 1. Legal Proceedings

      No significant changes have occurred with respect to legal proceedings as disclosed in Part 1, Item 3, of the Company's 1999 Annual Report on Form 10-K.

Item 2. Changes in Securities

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Stockholders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            27        Financial Data Schedule.

      No current reports on Form 8-K were filed during the first quarter of fiscal 2000.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                         Quarter Ended January 31, 2000

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

Dated: March 15, 2000