Form 10-Q
period 2000-04-30
AUTOTOTE CORP
filed 2000-06-14
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly and six month periods ended: April 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition from _______________ to _______________

                         Commission File number: 0-13063

                              AUTOTOTE CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                        81-0422894
   -------------------------------                        ------------------
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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 12, 2000:

                        Class A Common Stock: 36,886,292
                           Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                          QUARTER ENDED APRIL 30, 2000

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements:

                Balance Sheets as of October 31, 1999
                and April 30, 2000                                          3

                Statements of Operations for the Three Months Ended
                April 30, 1999 and 2000                                     4

                Statements of Operations for the Six Months Ended
                April 30, 1999 and 2000                                     5

                Statements of Cash Flows for the Six Months Ended
                April 30, 1999 and 2000                                     6

                Notes to Consolidated Financial Statements                  7-16

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17-21

PART II.OTHER INFORMATION

   Item 2.  Change in Securities and Use of Proceeds                        22

   Item 4.  Submission of Matters to a Vote of Stockholders                 22

   Item 5.  Other Information                                               22

   Item 6.  Exhibits and Reports on Form 8-K                                22

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                 October 31,   April 30,
                                                                                     1999         2000
                                                                                 -----------   ---------
                               ASSETS                                                         (Unaudited)
Current assets:
     Cash and cash equivalents ................................................   $   5,067        2,599
     Restricted cash ..........................................................         771          782
     Accounts receivable, net .................................................      25,755       25,949
     Inventories ..............................................................      14,636       11,125
     Prepaid expenses, deposits and other current assets ......................       2,319        2,579
                                                                                  ---------    ---------
          Total current assets ................................................      48,548       43,034
                                                                                  ---------    ---------
Property and equipment, at cost ...............................................     199,767      216,402
     Less accumulated depreciation ............................................     123,039      128,070
                                                                                  ---------    ---------
          Net property and equipment ..........................................      76,728       88,332
                                                                                  ---------    ---------
Goodwill, net of amortization .................................................       5,237        4,053
Operating right, net of amortization ..........................................      13,848       13,348
Other assets and investments ..................................................      21,198       23,671
                                                                                  ---------    ---------

                                                                                  $ 165,559      172,438
                                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt ...................................   $   4,253        1,377
     Accounts payable .........................................................      20,102       14,253
     Accrued liabilities ......................................................      28,015       22,686
     Interest payable .........................................................       3,898        4,093
                                                                                  ---------    ---------
          Total current liabilities ...........................................      56,268       42,409
                                                                                  ---------    ---------
Deferred income taxes .........................................................       1,656        1,615
Other long-term liabilities ...................................................       2,963        3,714
Long-term debt, excluding current installments ................................     117,891      134,870
Long-term debt, convertible subordinated debentures ...........................      35,000       35,000
                                                                                  ---------    ---------
          Total liabilities ...................................................     213,778      217,608
                                                                                  ---------    ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding ..........................................          --           --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,268 and 36,848 shares outstanding at October 31, 1999
        and April 30, 2000, respectively ......................................         364          369
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..........................................          --           --
     Additional paid-in capital ...............................................     149,622      151,042
     Accumulated losses .......................................................    (196,852)    (194,052)
     Treasury stock, at cost ..................................................        (102)        (102)
     Accumulated other comprehensive loss .....................................      (1,251)      (2,427)
                                                                                  ---------    ---------
          Total stockholders' equity (deficit) ................................     (48,219)     (45,170)
                                                                                  ---------    ---------

                                                                                  $ 165,559      172,438
                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended April 30, 1999 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                                 1999      2000
                                                                               -------   -------
Operating revenues:
     Services ..............................................................   $36,496    38,285
     Sales .................................................................    16,583    12,776
                                                                               -------   -------
                                                                                53,079    51,061
                                                                               -------   -------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................    23,730    24,447
     Sales .................................................................    12,718     8,357
                                                                               -------   -------
                                                                                36,448    32,804
                                                                               -------   -------
          Total gross profit ...............................................    16,631    18,257
Selling, general and administrative expenses ...............................     6,425     6,254
Depreciation and amortization ..............................................     5,278     5,142
                                                                               -------   -------
          Operating income .................................................     4,928     6,861
Other deductions:
     Interest expense ......................................................     4,039     4,186
     Other expense .........................................................       256       126
                                                                               -------   -------
                                                                                 4,295     4,312
                                                                               -------   -------
     Income before income tax expense ......................................       633     2,549
Income tax expense .........................................................        61       243
                                                                               -------   -------
Net income .................................................................   $   572     2,306
                                                                               =======   =======

Net income per basic share .................................................   $  0.02      0.06
                                                                               =======   =======
Net income per diluted share ...............................................   $  0.02      0.06
                                                                               =======   =======

Weighted-average number of shares used in per share calculations:
     Basic shares ..........................................................    36,032    36,622
                                                                               =======   =======
     Diluted shares ........................................................    37,371    41,878
                                                                               =======   =======

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six Months Ended April 30, 1999 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                                  1999        2000
                                                                               ---------    ---------
Operating revenues:
     Services ..............................................................   $  70,725       74,618
     Sales .................................................................      28,006       26,008
                                                                               ---------    ---------
                                                                                  98,731      100,626
                                                                               ---------    ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................      46,893       48,927
     Sales .................................................................      20,874       16,353
                                                                               ---------    ---------
                                                                                  67,767       65,280
                                                                               ---------    ---------
          Total gross profit ...............................................      30,964       35,346
Selling, general and administrative expenses ...............................      13,213       13,247
Depreciation and amortization ..............................................      11,011       10,652
                                                                               ---------    ---------
          Operating income .................................................       6,740       11,447
Other deductions:
     Interest expense ......................................................       8,109        8,183
     Other expense .........................................................         301          183
                                                                               ---------    ---------
                                                                                   8,410        8,366
                                                                               ---------    ---------
     Income (loss) before income tax expense ...............................      (1,670)       3,081
Income tax expense .........................................................         192          311
                                                                               ---------    ---------
Net income (loss) ..........................................................   $  (1,862)       2,770
                                                                               =========    =========

Net income (loss) per basic share ..........................................   $   (0.05)        0.08
                                                                               =========    =========
Net income (loss) per diluted share ........................................   $   (0.05)        0.07
                                                                               =========    =========

Weighted-average number of shares used in per share calculations:
     Basic shares ..........................................................      36,027       36,504
                                                                               =========    =========
     Diluted shares ........................................................      36,027       41,112
                                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended April 30, 1999 and 2000
                            (Unaudited, in thousands)

                                                                           1999        2000
                                                                         --------    --------
Cash flows from operating activities:
     Net income (loss) ...............................................   $ (1,862)      2,770
                                                                         --------    --------
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization ..............................     11,011      10,652
          Changes in operating assets and liabilities ................       (771)     (7,987)
          Other ......................................................        668         760
                                                                         --------    --------
               Total adjustments .....................................     10,908       3,425
                                                                         --------    --------
Net cash provided by operating activities ............................      9,046       6,195
                                                                         --------    --------

Cash flows from investing activities:
     Capital expenditures ............................................       (788)     (2,537)
     Wagering systems expenditures ...................................     (5,671)    (18,179)
     Proceeds from net asset disposals ...............................        (63)         --
     Increase in other assets and investments ........................     (2,887)     (3,306)
                                                                         --------    --------
Net cash used in investing activities ................................     (9,409)    (24,022)
                                                                         --------    --------

Cash flows from financing activities:
     Net borrowings under revolving credit facility ..................         --      16,220
     Payments on long-term debt ......................................     (1,601)     (2,793)
     Proceeds from issuance of long-term debt ........................         --         964
     Net proceeds from issuance of common stock ......................         47       1,328
                                                                         --------    --------
Net cash provided by (used in) financing activities ..................     (1,554)     15,719
                                                                         --------    --------

Effect of exchange rate changes on cash ..............................        (34)       (360)
                                                                         --------    --------
Decrease in cash and cash equivalents ................................     (1,951)     (2,468)
Cash and cash equivalents, beginning of period .......................      6,809       5,067
                                                                         --------    --------
Cash and cash equivalents, end of period .............................   $  4,858       2,599
                                                                         ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest ........................................................   $  7,738       7,677
                                                                         ========    ========
     Income taxes ....................................................   $    478         433
                                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1) Consolidated Financial Statements

Basis of Presentation

      The consolidated balance sheet as of April 30, 2000 and the consolidated statements of operations for the three and six months ended April 30, 1999 and 2000, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 30, 2000 and the results of its operations for the three and six months ended April 30, 1999 and 2000 and its cash flows for the six months ended April 30, 1999 and 2000 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the period ended April 30, 2000 are not necessarily indicative of the operating results for the full year.

Basic Net Income (Loss) Per Share and Diluted Net Income (Loss) Per Share

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three and six month periods ended April 30, 1999 and 2000:

                                                                         Three Months Ended    Six Months Ended
                                                                               April 30,          April 30,
                                                                         -----------------    -----------------
                                                                           1999      2000      1999       2000
                                                                         -------    ------    ------     ------
        Income (numerator)
        Net income (loss) ............................................   $   572     2,306    (1,862)     2,770
                                                                         -------    ------    ------     ------

        Shares (denominator)
        Basic weighted average common shares outstanding .............    36,032    36,622    36,027     36,504
        Effect of diluted securities-stock options, warrants, and
             deferred shares .........................................     1,339     5,256        --      4,608
                                                                         -------    ------    ------     ------
        Diluted weighted average common shares outstanding ...........    37,371    41,878    36,027     41,112
                                                                         =======    ======    ======     ======

        Per Share Amount
        Basic net income (loss) per share ............................   $  0.02      0.06     (0.05)      0.08
                                                                         =======    ======    ======     ======
        Diluted net income (loss) per share ..........................   $  0.02      0.06     (0.05)      0.07
                                                                         =======    ======    ======     ======

      At April 30, 2000, the Company had outstanding stock options, warrants, convertible subordinated debentures and deferred shares which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended October 31, 1999 in the Company's 1999 Annual Report on Form 10-K.)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

2) Acquisition of Datasport Assets and Interest in Datek

      On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to off-track betting establishments ("OTBs") and bookmakers in Germany. The purchase, which included a cash payment of approximately $2,333 and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.2 million and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company for the three and six month periods ended April 30, 1999 would not have been materially different.

3) Business Segments

      The following tables represent revenues and profits by business segments for the three and six month periods ended April 30, 1999 and 2000. Corporate expenses are allocated among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                                                             Three Months Ended           Six Months Ended
                                                                                  April 30,                   April 30,
                                                                           ----------------------       --------------------
                                                                             1999           2000         1999          2000
                                                                           --------        ------       ------       -------
        Service revenue and product sales:
             Pari-mutuel operations ..................................     $ 21,297        23,904       41,485        51,340
             Venue management operations .............................       15,432        15,723       29,746        30,069
             Lottery operations ......................................       16,193        11,434       26,914        18,890
             SJC Video operations ....................................          157            --          586           327
                                                                           --------        ------       ------       -------
                                                                           $ 53,079        51,061       98,731       100,626
                                                                           ========        ======       ======       =======

        Gross profit:
             Pari-mutuel operations ..................................     $  8,919        10,840       16,833        21,529
             Venue management operations .............................        3,964         4,399        7,337         8,315
             Lottery operations ......................................        3,778         3,018        6,589         5,502
             SJC Video operations ....................................          (30)           --          205            --
                                                                           --------        ------       ------       -------
                  Total gross profit .................................     $ 16,631        18,257       30,964        35,346
                                                                           ========        ======       ======       =======

        Operating income (loss):
             Pari-mutuel operations ..................................     $    969         2,924           23         4,711
             Venue management operations .............................        1,744         2,236        2,628         3,845
             Lottery operations ......................................        2,560         1,701        4,531         2,891
             SJC Video operations ....................................         (345)           --         (442)           --
                                                                           --------        ------       ------       -------
                                                                              4,928         6,861        6,740        11,447
        Other deductions:
             Interest expense ........................................        4,039         4,186        8,109         8,183
             Other expense ...........................................          256           126          301           183
                                                                           --------        ------       ------       -------
        Income (loss) before income tax expense ......................     $    633         2,549       (1,670)        3,081
                                                                           ========        ======       ======       =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

3) Business Segments--(Continued)

                                                     October 31,      April 30,
                                                         1999           2000
                                                     -----------      --------
      Assets
           Pari-mutuel operations ..............      $110,598        113,471
           Venue management operations .........        34,613         34,981
           Lottery operations ..................        20,348         23,986
           SJC Video operations ................            --             --
                                                      --------       --------
                                                      $165,559        172,438
                                                      ========       ========

                                                     Six Months Ended April 30,
                                                     --------------------------
                                                         1999           2000
                                                     -----------      --------
      Capital and wagering systems expenditures
           Pari-mutuel operations ..............      $   3,516         13,568
           Venue management operations .........            625          1,314
           Lottery operations ..................          2,286          5,834
           SJC Video operations ................             32             --
                                                      ---------       --------
                                                      $   6,459         20,716
                                                      =========       ========

4) Comprehensive Income (Loss)

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended April 30, 1999 and 2000:

                                            Three Months Ended       Six Months Ended
                                                 April 30,               April 30,
                                            ------------------      ------------------
                                             1999        2000        1999        2000
                                            ------      ------      ------      ------
      Net income (loss) ...............     $  572       2,306      (1,862)      2,770
      Other comprehensive loss:
           Foreign currency translation       (192)       (557)       (337)     (1,176)
                                            ------      ------      ------      ------
      Comprehensive income (loss) .....     $  380       1,749      (2,199)      1,594
                                            ======       =====      ======       =====

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

5) Inventories

      Inventories consist of the following:

                                                October 31,      April 30,
                                                   1999            2000
                                                -----------      ---------

        Parts and work-in-process ........        $13,735         10,230
        Finished goods ...................            344            247
        Ticket paper .....................            557            648
                                                  -------        -------
                                                  $14,636         11,125
                                                  =======        =======

      Work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

6) Other Assets and Investments

      Other assets at April 30, 2000 includes $750 loaned by the Company to Atlantic City Racing Association ("ACRA"). The loan is secured by a mortgage on certain real estate owned by ACRA. In consideration for this loan, the Company has the right to acquire ACRA for an additional $6,250 subject to certain other adjustments. The Company has extended its option to acquire the ACRA until August 31, 2000. The Company is presently evaluating its alternatives, which could include the negotiation for a further extension of the option. Should the Company decide not to purchase ACRA, or if the Company is not successful in negotiating the extension of the option, the loan will be forgiven.

7) Debt

      At April 30, 2000, the Company had approximately $7,718 available for borrowing, approximately $16,220 of borrowings outstanding and $1,062 in letters of credit issued under the Company's revolving Credit Facility (the "Facility"). In addition, there were approximately $7,800 of borrowings outstanding under the Company's Term Loan ("Term Loan").

      At April 30, 2000, the approximately $16,220 of borrowings outstanding under the Facility as well as $7,200 of the Term Loan, which is currently due in installments through February 15, 2001, have been classified as long-term debt. The Company anticipates refinancing these debts in connection with the financing of the proposed acquisition of Scientific Games Holdings Corp (See Note 8 below).

8) Proposed Acquisition of Scientific Games Holdings Corp and New Debt and Equity Financing

      On May 19, 2000 the Company announced the signing of a definitive agreement for the acquisition of Scientific Games Holdings Corp ("Scientific Games"), a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition is expected be completed through a merger in which Scientific Games becomes a wholly-owned subsidiary of the Company at an estimated cost of $310 million plus related costs. Consummation of the acquisition is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approval by the stockholders of Scientific Games and other customary closing conditions. It is expected that, subject to such conditions, the acquisition will be completed during the summer and be accounted for under the purchase method.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

8) Proposed Acquisition of Scientific Games Holdings Corp and New Debt and Equity Financing--(Continued)

      Certain affiliates of Donaldson Lufkin Jenrette and Lehman Brothers have issued a commitment letter to provide debt financing for the acquisition, certain related costs and other purposes. Such commitment letter contemplates financing under senior term loan and revolving credit facilities, and issuance of senior subordinated notes, totaling up to $440 million or more. Depending on the financing alternatives chosen by the Company, such financing may include the issuance of warrants to purchase Company common stock, in amounts and on terms common in transactions of this nature, dependent on market conditions and the financing alternatives being pursued. In a separate transaction, Olivetti S.p.A. has issued a commitment letter to purchase, for an aggregate of $100 million, preferred stock convertible into Company common stock at a price of $6.00 per share (subject to potential reset to no less than $5.00 per share based on possible future market price movements), which would mature and become mandatorily convertible into common stock after five years and would pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). Other investors have issued similar commitment letters for an additional $10 million of convertible preferred stock. Both such debt financing and such preferred stock financing are subject to various terms and conditions and will be embodied in definitive documentation to be negotiated and completed by the parties.

      In the event the acquisition is not completed, the Company may be entitled to receive or be subject to pay certain breakup fees. Further information regarding the proposed acquisition and financing can be found in the Form 8-Ks filed by the Company on May 19, 2000 and May 26, 2000.

9) Financial Information for Guarantor Subsidiaries and Non-Guarantor
Subsidiaries

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

      Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned and the non-wholly owned foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of April 30, 2000 (unaudited) and October 31, 1999 (audited) and for the three and six month periods ended April 30, 1999 and 2000 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1999
                                 (in thousands)

                                                        Parent         Guarantor    Non-Guarantor   Eliminating
                                                        Company       Subsidiaries   Subsidiaries      Entries     Consolidated
                                                        -------       ------------   ------------   -----------    ------------
ASSETS
   Cash and cash equivalents ....................      $   1,598             506          2,963             --           5,067
   Accounts receivable, net .....................             --          21,083          4,672             --          25,755
   Other current assets .........................             30          14,143          4,017           (464)         17,726
   Property and equipment, net ..................            298          66,973          9,708           (251)         76,728
   Investment in subsidiaries ...................         58,214              --             --        (58,214)             --
   Goodwill .....................................            198             353          4,686             --           5,237
   Other assets .................................          6,199          30,385            659         (2,197)         35,046
                                                       ---------       ---------      ---------      ---------       ---------

      Total assets ..............................      $  66,537         133,443         26,705        (61,126)        165,559
                                                       =========       =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt .......      $   1,250           2,429            574             --           4,253
   Current liabilities ..........................         12,219          29,546         10,922           (672)         52,015
   Long-term debt, excluding current installments        145,000           6,627          1,264             --         152,891
   Other non-current liabilities ................          2,193           1,233          1,766           (573)          4,619
   Intercompany balances ........................        (45,906)         43,214          1,942            750              --
   Stockholders' equity (deficit) ...............        (48,219)         50,394         10,237        (60,631)        (48,219)
                                                       ---------       ---------      ---------      ---------       ---------

      Total liabilities and stockholders'
        equity (deficit) ........................      $  66,537         133,443         26,705        (61,126)        165,559
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 April 30, 2000
                            (Unaudited, in thousands)

                                                        Parent         Guarantor    Non-Guarantor   Eliminating
                                                        Company       Subsidiaries   Subsidiaries      Entries     Consolidated
                                                        -------       ------------   ------------   -----------    ------------
ASSETS
   Cash and cash equivalents ....................      $     702              88          1,809             --           2,599
   Accounts receivable, net .....................             --          21,918          4,031             --          25,949
   Other current assets .........................             47          10,907          3,966           (434)         14,486
   Property and equipment, net ..................            273          77,599         10,722           (262)         88,332
   Investment in subsidiaries ...................         73,442              --             --        (73,442)             --
   Goodwill .....................................            194              --          3,859             --           4,053
   Other assets .................................          6,793          31,070          1,517         (2,361)         37,019
                                                       ---------       ---------      ---------      ---------       ---------

      Total assets ..............................      $  81,451         141,582         25,904        (76,499)        172,438
                                                       =========       =========      =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt .......      $      --             600            777             --           1,377
   Current liabilities ..........................         10,430          23,329          7,733           (460)         41,032
   Long-term debt, excluding current installments        161,220           7,231          1,419             --         169,870
   Other non-current liabilities ................          3,085             684          2,133           (573)          5,329
   Intercompany balances ........................        (48,114)         43,360          4,211            543              --
   Stockholders' equity (deficit) ...............        (45,170)         66,378          9,631        (76,009)        (45,170)
                                                       ---------       ---------      ---------      ---------       ---------

      Total liabilities and stockholders'
        equity (deficit) ........................      $  81,451         141,582         25,904        (76,499)        172,438
                                                       =========       =========      =========      =========       =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                            Parent        Guarantor    Non-Guarantor   Eliminating
                                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                                            -------     ------------   ------------   -----------    ------------
Operating revenues ...................................      $    --        46,440         10,444         (3,805)        53,079
Operating expenses ...................................           --        31,047          9,194         (3,793)        36,448
                                                            -------       -------        -------        -------        -------

   Gross profit ......................................           --        15,393          1,250            (12)        16,631

Selling, general and administrative expenses .........        1,828         3,369          1,240            (12)         6,425
Depreciation and amortization ........................           45         4,523            735            (25)         5,278
                                                            -------       -------        -------        -------        -------
   Operating income (loss) ...........................       (1,873)        7,501           (725)            25          4,928
Interest expense .....................................        3,800           215             62            (38)         4,039
Other (income) expense ...............................       (1,765)           72             63          1,886            256
                                                            -------       -------        -------        -------        -------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..................................       (3,908)        7,214           (850)        (1,823)           633
Equity in income of subsidiaries .....................        4,578            --             --         (4,578)            --
Income tax expense (benefit) .........................           98            26            (63)            --             61
                                                            -------       -------        -------        -------        -------

Net income (loss) ....................................      $   572         7,188           (787)        (6,401)           572
                                                            =======       =======        =======        =======        =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended April 30, 2000
                            (Unaudited, in thousands)

                                                            Parent        Guarantor    Non-Guarantor   Eliminating
                                                            Company     Subsidiaries   Subsidiaries      Entries     Consolidated
                                                            -------     ------------   ------------   -----------    ------------
Operating revenues ...................................      $    --        42,931         12,202         (4,072)        51,061
Operating expenses ...................................           --        26,611         10,260         (4,067)        32,804
                                                            -------       -------        -------        -------        -------
   Gross profit ......................................           --        16,320          1,942             (5)        18,257

Selling, general and administrative expenses .........        2,045         3,026          1,188             (5)         6,254
Depreciation and amortization ........................           72         4,223            874            (27)         5,142
                                                            -------       -------        -------        -------        -------
   Operating income (loss) ...........................       (2,117)        9,071           (120)            27          6,861
Interest expense .....................................        3,958           220            145           (137)         4,186
Other (income) expense ...............................           --           (98)            87            137            126
                                                            -------       -------        -------        -------        -------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..................................       (6,075)        8,949           (352)            27          2,549
Equity in income of subsidiaries .....................        8,467            --             --         (8,467)            --
Income tax expense (benefit) .........................           86           215            (58)            --            243
                                                            -------       -------        -------        -------        -------

Net income (loss) ....................................      $ 2,306         8,734           (294)        (8,440)         2,306
                                                            =======       =======        =======        =======        =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                             Parent        Guarantor    Non-Guarantor  Eliminating
                                                            Company      Subsidiaries   Subsidiaries     Entries     Consolidated
                                                            -------      ------------   ------------   -----------   ------------
Operating revenues ...................................      $     --         85,585        20,888         (7,742)        98,731
Operating expenses ...................................            --         57,530        17,972         (7,735)        67,767
                                                            --------       --------      --------       --------       --------
   Gross profit ......................................            --         28,055         2,916             (7)        30,964

Selling, general and administrative expenses .........         4,465          6,573         2,187            (12)        13,213
Depreciation and amortization ........................            90          9,525         1,446            (50)        11,011
                                                            --------       --------      --------       --------       --------
   Operating income (loss) ...........................        (4,555)        11,957          (717)            55          6,740
Interest expense .....................................         7,553            506           111            (61)         8,109
Other (income) expense ...............................        (1,775)            80            87          1,909            301
                                                            --------       --------      --------       --------       --------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..................................       (10,333)        11,371          (915)        (1,793)        (1,670)
Equity in income  of subsidiaries ....................         8,589             --            --         (8,589)            --
Income tax expense ...................................           118             45            29             --            192
                                                            --------       --------      --------       --------       --------

Net income (loss) ....................................      $ (1,862)        11,326          (944)       (10,382)        (1,862)
                                                            ========       ========      ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended April 30, 2000
                            (Unaudited, in thousands)

                                                             Parent        Guarantor    Non-Guarantor  Eliminating
                                                            Company      Subsidiaries   Subsidiaries     Entries     Consolidated
                                                            -------      ------------   ------------   -----------   ------------
Operating revenues ...................................      $     --         85,080         24,365         (8,819)       100,626
Operating expenses ...................................            --         53,181         20,913         (8,814)        65,280
                                                            --------       --------       --------       --------       --------

   Gross profit ......................................            --         31,899          3,452             (5)        35,346

Selling, general and administrative expenses .........         4,562          6,464          2,226             (5)        13,247
Depreciation and amortization ........................           144          8,847          1,713            (52)        10,652
                                                            --------       --------       --------       --------       --------
   Operating income (loss) ...........................        (4,706)        16,588           (487)            52         11,447
Interest expense .....................................         7,687            439            311           (254)         8,183
Other (income) expense ...............................            (3)          (159)            91            254            183
                                                            --------       --------       --------       --------       --------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..................................       (12,390)        16,308           (889)            52          3,081
Equity in income of subsidiaries .....................        15,246             --             --        (15,246)            --
Income tax expense (benefit) .........................            86            315            (90)            --            311
                                                            --------       --------       --------       --------       --------

Net income (loss) ....................................      $  2,770         15,993           (799)       (15,194)         2,770
                                                            ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended April 30, 1999
                            (Unaudited, in thousands)

                                                         Parent       Guarantor      Non-Guarantor   Eliminating
                                                         Company     Subsidiaries    Subsidiaries      Entries      Consolidated
                                                         -------     ------------    ------------    -----------    ------------
Net income (loss) .................................      $ (1,862)        11,326           (944)       (10,382)        (1,862)
   Depreciation and amortization ..................            90          9,525          1,446            (50)        11,011
   Equity in income of subsidiaries ...............        (8,589)            --             --          8,589             --
   Other non-cash adjustments .....................           637            (10)            41             --            668
   Changes in working capital .....................        (1,382)         3,421         (2,715)           (95)          (771)
                                                         --------       --------       --------       --------       --------

Net cash provided by (used in) operating activities       (11,106)        24,262         (2,172)        (1,938)         9,046
                                                         --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures ......           (14)        (6,046)          (395)            (4)        (6,459)
   Proceeds from net asset disposals ..............            56             --           (119)            --            (63)
   Other assets and investments ...................          (198)        (2,541)          (723)           575         (2,887)
                                                         --------       --------       --------       --------       --------

Net cash provided by (used in) investing activities          (156)        (8,587)        (1,237)           571         (9,409)
                                                         --------       --------       --------       --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt .......            --             60            144           (204)            --
   Payments on long-term debt .....................            --         (1,386)          (288)            73         (1,601)
   Other, principally intercompany balances .......        11,962        (13,477)           243          1,319             47
                                                         --------       --------       --------       --------       --------

Net cash provided by (used in) financing
 activities .......................................        11,962        (14,803)            99          1,188         (1,554)
                                                         --------       --------       --------       --------       --------

Effect of exchange rate changes on cash ...........            52              1           (266)           179            (34)
                                                         --------       --------       --------       --------       --------

Increase/(decrease) in cash and cash equivalents ..           752            873         (3,576)            --         (1,951)
Cash and cash equivalents, beginning of period ....         2,054            193          4,562             --          6,809
                                                         --------       --------       --------       --------       --------

Cash and cash equivalents, end of period ..........      $  2,806          1,066            986             --          4,858
                                                         ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended April 30, 2000
                            (Unaudited, in thousands)

                                                           Parent        Guarantor     Non-Guarantor   Eliminating
                                                           Company      Subsidiaries   Subsidiaries      Entries     Consolidated
                                                           -------      ------------   ------------    -----------   ------------
Net income (loss) ..................................      $  2,770         15,993           (799)       (15,194)         2,770
   Depreciation and amortization ...................           144          8,847          1,713            (52)        10,652
   Equity in income of subsidiaries ................       (15,246)            --             --         15,246             --
   Other non-cash adjustments ......................           569            313           (122)            --            760
   Changes in working capital ......................        (1,806)        (3,619)        (2,549)           (13)        (7,987)
                                                          --------       --------       --------       --------       --------

Net cash provided by (used in ) operating activities       (13,569)        21,534         (1,757)           (13)         6,195
                                                          --------       --------       --------       --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......           (40)       (17,455)        (3,221)            --        (20,716)
   Other assets and investments ....................          (220)        (3,442)          (202)           558         (3,306)
                                                          --------       --------       --------       --------       --------

Net cash used in investing activities ..............          (260)       (20,897)        (3,423)           558        (24,022)
                                                          --------       --------       --------       --------       --------

Cash flows from financing activities:
   Net borrowings under revolving credit facility ..        16,220             --             --             --         16,220
   Proceeds from issuance of  long-term debt .......            --             --            964             --            964
   Payments on long-term debt ......................        (1,250)        (1,213)          (330)            --         (2,793)
   Net proceeds from issuance of common stock ......         1,328             --             --             --          1,328
   Other, principally intercompany balances ........        (3,365)           (77)         3,987           (545)            --
                                                          --------       --------       --------       --------       --------

Net cash provided by (used in) financing activities         12,933         (1,290)         4,621           (545)        15,719
                                                          --------       --------       --------       --------       --------

Effect of exchange rate changes on cash ............            --            235           (595)            --           (360)
                                                          --------       --------       --------       --------       --------

Decrease in cash and cash equivalents ..............          (896)          (418)        (1,154)            --         (2,468)
Cash and cash equivalents, beginning of period .....         1,598            506          2,963             --          5,067
                                                          --------       --------       --------       --------       --------

Cash and cash equivalents, end of period ...........      $    702             88          1,809             --          2,599
                                                          ========       ========       ========       ========       ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition of the Company as of April 30, 2000 and the results of its operations for the three and six month periods ended April 30, 2000, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

      We operate primarily in three business segments, Pari-mutuel Operations, Venue Management and Lottery Operations. Pari-mutuel Operations include all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. Venue Management includes the Connecticut off-track betting ("OTB") operations and our Netherlands on-track and off-track betting operations. Lottery Operations include both domestic and international lottery service, as well as sales of lottery systems and equipment. In the second quarter of fiscal 2000, the Company completed the sale of its SJC Video business.

      Historically, our revenues have been derived from two principal sources: service revenues and sale revenues. Service revenues are earned pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on a percentage of Handle and/or daily or monthly fees; or are derived from wagering by customers at facilities owned or leased by us. Sales revenues are derived from sales contracts for wagering equipment, services and software. The first quarter of our fiscal year and a portion of our second fiscal quarter traditionally comprise the weakest season for pari-mutuel wagering service revenue. Wagering equipment sales revenues usually reflect a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales.

                                                                                    Three Months ended         Six Months ended
               Results of Operations:                                                    April 30,                April 30,
                                                                                   --------------------       -------------------
                                                                                    1999          2000        1999          2000
                                                                                   -------       ------       ------       ------
                                                                                                    (in thousands)
               Pari-mutuel Operations
               Operating Revenues:
                    Service revenue .........................................      $18,571       19,510       35,885       38,402
                    Sales revenue ...........................................        2,726        4,394        5,600       12,938
                                                                                   -------       ------       ------       ------
                         Total Revenue ......................................      $21,297       23,904       41,485       51,340
                                                                                   =======       ======       ======       ======
               Gross Profit (excluding depreciation and amortization)  ......      $ 8,919       10,840       16,833       21,529
                                                                                   =======       ======       ======       ======

               Venue Management Operations
               Operating Revenues:
                    Service revenue .........................................      $15,432       15,723       29,746       30,069
                                                                                   =======       ======       ======       ======
               Gross Profit (excluding depreciation and amortization)  ......      $ 3,964        4,399        7,337        8,315
                                                                                   =======       ======       ======       ======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

                                                                     Three Months ended            Six Months ended
                                                                          April 30,                    April 30,
                                                                   -----------------------        --------------------
      Results of Operations:                                         1999           2000          1999           2000
                                                                   --------         ------        ------       -------
      Lottery Operations                                                               (in thousands)
      Operating Revenues:
           Service revenue ..................................      $  2,336          3,052         4,508         5,820
           Sales revenue ....................................        13,857          8,382        22,406        13,070
                                                                   --------         ------        ------       -------
                Total Revenue ...............................      $ 16,193         11,434        26,914        18,890
                                                                   ========         ======        ======       =======
      Gross Profit (excluding depreciation and amortization)       $  3,778          3,018         6,589         5,502
                                                                   ========         ======        ======       =======

      SJC Video Operations
      Operating Revenues:
           Service revenue ..................................      $    157             --           586           327
                                                                   ========         ======        ======       =======
       Gross Profit (excluding depreciation and amortization)      $    (30)            --           205            --
                                                                   ========         ======        ======       =======

      Company Total
      Operating Revenues:
           Service revenue ..................................      $ 36,496         38,285        70,725        74,618
           Sales revenue ....................................        16,583         12,776        28,006        26,008
                                                                   --------         ------        ------       -------
                Total Revenue ...............................      $ 53,079         51,061        98,731       100,626
                                                                   ========         ======        ======       =======
      Gross Profit (excluding depreciation and amortization)       $ 16,631         18,257        30,964        35,346
                                                                   ========         ======        ======       =======

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

      Pari-mutuel Operations service revenues of $19.5 million for the second quarter of fiscal 2000 improved $0.9 million or 5% from the second quarter of the prior year. This improvement reflects primarily $1.0 million in revenues from the German operations that were acquired in the fourth quarter of fiscal 1999 and improved revenues in the Company's NASRIN(TM) operations. These increases were partially offset by lower service revenues in the North American simulcasting operations. Pari-mutuel Operations sales revenues increased by $1.7 million to $4.4 million in the second quarter of fiscal 2000 due primarily to the sales of terminals to the Company's international customers, primarily in Italy and Finland. Pari-mutuel Operations gross profit of $10.8 million or 45% of total revenues, increased from gross profit of $8.9 million in the same period last year. Higher gross profit on improved Handle, primarily in the German pari-mutuel operations and higher equipment sales were partially offset by a decrease in gross profit on lower revenues in the North American simulcasting operations.

      Venue Management Operations service revenues of $15.7 million for the second quarter of fiscal 2000 increased 2% over the service revenues in the second quarter of the prior year. Handle-related revenue increases of 4% in the Connecticut OTB operations and 6% in the Netherlands operations, were partly offset by the impact of foreign exchange on the reported Netherlands operations revenues. Gross profit was $4.4 million or 28% of service revenue in the second quarter of fiscal 2000, an increase over the gross profit of $4.0 million or 26% of service revenue in the second quarter of fiscal 1999. This improvement primarily reflects higher Handle-related revenues and cost savings in the Connecticut OTB operations.

      Lottery Operations service revenues in the second quarter of fiscal 2000 of $3.1 million improved $0.7 million from the second quarter of the prior year due to the April 1999 launch of the Montana lottery. The $5.5 million decrease in sales revenues to $8.4 million in the second quarter of fiscal 2000 is primarily attributable to the April 1999 sale of a lottery central system, terminals and communications equipment to the Montana lottery, and fewer terminal sales, primarily for use in Italy. Lottery Operations gross profit of $3.0 million or 26% of total revenues, decreased from gross profit of $3.8 million or 23% of total revenues in the same period last year. Higher gross profit on improved service revenues due to the new Montana lottery service contract were more than offset by a decrease in gross profit on equipment sales due to the Montana equipment sale in April 1999 and lower international equipment sales in the second quarter of fiscal 2000.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Expense Analysis

      Selling, general and administrative expenses including software development costs decreased $0.2 million or 3% to $6.3 million in the second quarter of fiscal 2000. Lower expenses were due to cost reduction programs in Connecticut OTB and France, and the absence of the SJC Video business.

      Depreciation and amortization expenses decreased $0.1 million or 3% to $5.1 million in the second quarter of fiscal 2000. Depreciation increased $0.1 million, primarily due to the installation of wagering system equipment at new North American pari-mutuel customers, partly offset by the absence of the SJC Video business depreciation. Amortization expense decreased $0.2 million as a result of the full amortization of intangible assets associated with the North American simulcasting operations.

      Interest expense increased $0.1 million to $4.2 million in the second quarter of fiscal 2000 as a result of an increase in average outstanding borrowings during the period.

Income Taxes

      Income tax expense was $0.2 million in the second quarter of fiscal 2000 and $0.1 million in the second quarter of fiscal 1999. Income tax expense principally reflects federal alternative minimum tax, foreign and state income taxes.

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

      Pari-mutuel Operations service revenues of $38.4 million for the first six months of fiscal 2000 improved $2.5 million or 7% from the first six months of the prior year. This improvement primarily reflects $2.5 million in revenues from the German operations that were acquired in the fourth quarter of fiscal 1999 and improved revenues in the Company's North American pari-mutuel and NASRIN(TM) operations. These increases were partially offset by lower service revenues in the French operations and lower service revenues in North American simulcasting. Pari-mutuel Operations sales revenues increased by $7.3 million to $12.9 million in the first six months of fiscal 2000 due primarily to the sales of terminals to the Company's international customers, primarily in Italy, Finland and Chile. Pari-mutuel Operations gross profit of $21.5 million or 42% of total revenues, increased from gross profit of $16.8 million in the same period last year. Higher gross profit on improved Handle, primarily in the German pari-mutuel operations, higher NASRIN(TM) service revenues and increased equipment sales, were partially offset by a decrease in gross profit on lower Handle in the French pari-mutuel operations, lower simulcasting service revenues, and higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider as a result of a service interruption.

      Venue Management Operations service revenues of $30.1 million for the first six months of fiscal 2000 increased 1% over the service revenues of the first six months of the prior year. Handle-related revenue increases of 4% in the Connecticut OTB operations and 3% in the Netherlands operations, were partly offset by the impact of foreign exchange on the reported Netherlands operations revenues. Gross profit was $8.3 million or 28% of service revenue in the first six months of fiscal 2000, an increase over the gross profit of $7.3 million or 25% of service revenue in the first six months of fiscal 1999. This improvement primarily reflects higher Handle-related revenues and cost savings in the Connecticut OTB operations.

      Lottery Operations service revenues in the first six months of fiscal 2000 of $5.8 million improved $1.3 million from the first six months of the prior year due to the April 1999 launch of the Montana lottery. The $9.3 million decrease in sales to $13.1 million in the first six months of fiscal 2000 is primarily attributable to the April 1999 Montana lottery equipment sale and fewer terminal sales as compared to the fiscal 1999 period, primarily for use in Italy. Lottery Operations gross profit of $5.5 million or 29% of total revenues, decreased from gross profit of $6.6 million or 24% of total revenues in the same period last year. Higher gross profit on improved service revenue due to the new Montana lottery service contract was more than offset by a decrease in gross profit due to the lower volume of international equipment sales.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Expense Analysis

      Selling, general and administrative expenses including software development costs were comparable at $13.2 million for the first six months of fiscal 2000 and fiscal 1999. Higher expenses due to increased operating levels in the North American and German pari-mutuel operations and the Montana lottery, which began in April 1999, were offset by cost reductions in NASRIN(TM) and France, and the absence of the SJC Video business.

      Depreciation and amortization expenses decreased $0.4 million or 3% to $10.7 million in the first six months of fiscal 2000. Depreciation expense decreased $0.3 million, primarily due to the full depreciation of certain assets in prior periods and the absence of the SJC Video business. Amortization expense decreased $0.1 million as a result of the full amortization of intangible assets associated with the North American simulcasting operations.

      Interest expense increased $0.1 million to $8.2 million in the first six months of fiscal 2000 as a result of an increase in average outstanding borrowings during the period.

Income Taxes

      Income tax expense was $0.3 million in the first six months of fiscal 2000, as compared to $0.2 million in the first six months of fiscal 1999. Income tax expense principally reflects federal alternative minimum tax, foreign and state income taxes.

Liquidity, Capital Resources and Working Capital Deficiency

      At April 30, 2000, the Company's available cash and borrowing capacity totaled $10.3 million compared to $29.0 million at October 31, 1999. Net cash provided by operating activities decreased by $2.9 million to $6.2 million for the six months ended April 30, 2000 from $9.0 million in the six months ended April 30, 1999 as a result of a decrease in accounts payable, partially offset by a decrease in inventory. In the first six months of fiscal 2000, the Company utilized $6.2 million of cash provided by operating activities, $17.2 million of long-term borrowings, $1.3 million in proceeds from stock sales, and $2.5 million of available cash, to invest $20.7 million principally in capital and contract expenditures in connection with the January 2000 start-up of the Monmouth/Meadowlands service contract and the Vermont and New Hampshire state lotteries which will commence operations in July 2000. The Company also invested $3.3 million in software systems development and other assets, and used $2.8 million to reduce other long-term loans.

      At April 30, 2000, the Company's current assets exceeded current liabilities by $0.6 million, an improvement of $8.3 million from October 31, 1999. The improvement results principally from a reduction in accounts payable and the classification of substantially all debt as long term as the result of the planned debt refinancing which will be done in connection with the recently announced proposed acquisition of Scientific Games Holdings Corp (see below).

      As described above in Note 7 to the Consolidated Financial Statements, the Company had $7.7 million of borrowing availability under its Facility at April 30, 2000. The Company believes that its cash resources, anticipated cash flows from operations and borrowing availability under the Facility and the planned replacement facility (see below) will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months.

Proposed Acquisition of Scientific Games Holdings Corp and New Debt and Equity Financing

      On May 19, 2000 the Company announced the signing of a definitive agreement for the acquisition of Scientific Games Holdings Corp ("Scientific Games"), a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition is expected be completed through a merger in which Scientific Games becomes a wholly-owned subsidiary of the Company at an estimated cost of $310 million plus related costs. Consummation of the acquisition is subject to satisfaction or waiver by the parties of certain closing conditions, including the receipt of regulatory approvals, approval by the stockholders of Scientific Games and other customary closing conditions. It is expected that, subject to such conditions, the acquisition will be completed during the summer and be accounted for under the purchase method.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

      Certain affiliates of Donaldson Lufkin Jenrette and Lehman Brothers have issued a commitment letter to provide debt financing for the acquisition, certain related costs and other purposes. Such commitment letter contemplates financing under senior term loan and revolving credit facilities, and issuance of senior subordinated notes, totaling up to $440 million or more. Depending on the financing alternatives chosen by the Company, such financing may include the issuance of warrants to purchase Company common stock, in amounts and on terms common in transactions of this nature, dependent on market conditions and the financing alternatives being pursued. In a separate transaction, Olivetti S.p.A. has issued a commitment letter to purchase, for an aggregate of $100 million, preferred stock convertible into Company common stock at a price of $6.00 per share (subject to potential reset to no less than $5.00 per share based on possible future market price movements), which would mature and become mandatorily convertible into common stock after five years and would pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). Other investors have issued similar commitment letters for an additional $10 million of convertible preferred stock. Both such debt financing and such preferred stock financing are subject to various terms and conditions and will be embodied in definitive documentation to be negotiated and completed by the parties.

      In the event the acquisition is not completed, the Company may be entitled to receive or be subject to pay certain breakup fees. Further information regarding the proposed acquisition and financing can be found in the Form 8-Ks filed by the Company on May 19, 2000 and May 26, 2000.

      The Company believes that this new financing and the proceeds of the new convertible preferred stock issuance, in the aggregate, will be sufficient to enable it to complete the purchase of Scientific Games, to repay substantially all of the indebtedness of Scientific Games, to meet the scheduled maturity of the Term Loan and Credit Facility in February 2001 and the scheduled maturity of the Subordinated Debentures in August 2001, to retire the Notes, and to provide financing for capital expenditures that are not financed through cash flows from operations.

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

Forward-Looking Statements

      This quarterly report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for the future operations and services, statements concerning revenue expectations and statements concerning mergers and re-financing) other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended October 31, 1999 as part of a Cautionary Statement for purposes of such safe harbor. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 2000

PART II. Other Information

Item 1. Legal Proceedings

      No significant changes have occurred with respect to legal proceedings disclosed in Part 1, Item 3, of the Company's 1999 Annual Report on Form 10-K

Item 2. Change in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      Between January and April 2000, the Company issued an aggregate of 281,898 unregistered shares (the "Shares") of Class A Common Stock pursuant to the exercise, at $2.98 per share, of warrants originally issued as of September 14, 1995 to certain banks who were party to the Company's prior senior bank credit facility (the "1995 Warrants"). The Shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended. In addition, 1995 Warrants held by the Company's Chief Executive Officer to purchase 28,691 shares and 1995 Warrants held (for the deferred compensation account of the Chief Executive Officer) by the trust established in connection with the Company's Deferred Compensation Plan to purchase 14,345 shares were each amended in April 2000 (as amended, the "2000 Warrants"). The amendment extended the expiration date of the 2000 Warrants from April 30, 2000 to April 30, 2003, in consideration for (i) a provision precluding exercise thereof prior to May 1, 2001, except in the event of a change in control, and (ii) an increase of the exercise price from $2.98 per share to $3.32 per share.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Stockholders

      The Annual Meeting of the stockholders of the Company was held on March 23, 2000 to elect five directors of the Company, to approve an amendment to the Company's 1997 Incentive Compensation Plan and to ratify the appointment of KPMG LLP as auditors for the Company's 2000 fiscal year. All matters put before the stockholders passed as follows:

         Director Nominees/ Other Matters             For            Withheld           Against            Abstain
         --------------------------------             ---            --------           -------            -------
       A. Lorne Weil                              32,141,851         1,607,437                --                --
       Larry Lawrence                             32,078,353         1,670,935                --                --
       Sir Brian G. Wolfson                       32,141,451         1,607,837                --                --
       Alan J. Zakon                              32,158,451         1,590,837                --                --
       Marshall Bartlett                          32,141,851         1,607,437                --                --
       Amend 1997 Incentive Comp Plan             28,216,199                --         5,365,586           167,503
       Ratification of KPMG LLP                   33,280,345                --           391,695            77,248

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
               27      Financial Data Schedule.

No current reports on Form 8-K were filed during the second quarter of fiscal 2000. A current report on Form 8-K were filed on May 19, 2000 and May 26, 2000, regarding the proposed acquisition by the Company of Scientific Games Holdings Corp and certain related matters.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                          Quarter Ended April 30, 2000

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AUTOTOTE CORPORATION
                          --------------------
                              (Registrant)


                      By:    /s/ DeWayne E. Laird
                             ----------------------------------------
                      Name:  DeWayne E. Laird
                      Title: Vice President & Chief Financial Officer

Dated: June 14 , 2000