Form 10-Q
period 2000-07-31
AUTOTOTE CORP
filed 2000-09-14
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly and nine month periods ended: July 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition from _____________________ to ______________________

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

                                   Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 11, 2000:

                           Class A Common Stock: 36,909,292
                           Class B Common Stock: None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                           QUARTER ENDED JULY 31, 2000

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                  Balance Sheets as of October 31, 1999
                  and July 31, 2000                                        3

                  Statements of Operations for the Three Months Ended
                  July 31, 1999 and 2000                                   4

                  Statements of Operations for the Nine Months Ended
                  July 31, 1999 and 2000                                   5

                  Statements of Cash Flows for the Nine Months Ended
                  July 31, 1999 and 2000                                   6

                  Notes to Consolidated Financial Statements               7-17

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      18-22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities                                             23

Item 6.  Exhibits and Reports on Form 8-K                                  24

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)

                                                                                 October 31,    July 31,
                                                                                    1999          2000
                                                                                 -----------    ---------
                                           ASSETS                                              (Unaudited)
Current assets:
     Cash and cash equivalents ................................................   $   5,067        3,181
     Restricted cash ..........................................................         771          795
     Accounts receivable, net .................................................      25,755       23,645
     Inventories ..............................................................      14,636        8,452
     Prepaid expenses, deposits and other current assets ......................       2,319        3,138
                                                                                  ---------    ---------
          Total current assets ................................................      48,548       39,211
                                                                                  ---------    ---------
Property and equipment, at cost ...............................................     199,767      223,791
     Less accumulated depreciation ............................................     123,039      132,424
                                                                                  ---------    ---------
          Net property and equipment ..........................................      76,728       91,367
                                                                                  ---------    ---------
Goodwill, net of amortization .................................................       5,237        3,992
Operating right, net of amortization ..........................................      13,848       13,098
Other assets and investments ..................................................      21,198       27,036
                                                                                  ---------    ---------
                                                                                  $ 165,559      174,704
                                                                                  =========    =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current installments of long-term debt ...................................   $   4,253          877
     Accounts payable .........................................................      20,102       13,456
     Accrued liabilities ......................................................      28,015       20,770
     Interest payable .........................................................       3,898        7,588
                                                                                  ---------    ---------
          Total current liabilities ...........................................      56,268       42,691
                                                                                  ---------    ---------
Deferred income taxes .........................................................       1,656        1,642
Other long-term liabilities ...................................................       2,963        3,702
Long-term debt, excluding current installments ................................     117,891      134,882
Long-term debt, convertible subordinated debentures ...........................      35,000       35,000
                                                                                  ---------    ---------
          Total liabilities ...................................................     213,778      217,917
                                                                                  ---------    ---------
Stockholders' equity (deficit):
     Preferred stock, par value $1.00 per share, 2,000 shares
        authorized, none outstanding ..........................................          --           --
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
        36,268 and 36,909 shares outstanding at October 31, 1999
        and July 31, 2000 , respectively ......................................         364          370
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..........................................          --           --
     Additional paid-in capital ...............................................     149,622      151,289
     Accumulated losses .......................................................    (196,852)    (192,421)
     Accumulated other comprehensive loss .....................................      (1,251)      (2,349)
     Treasury stock, at cost ..................................................        (102)        (102)
                                                                                  ---------    ---------
          Total stockholders' equity (deficit) ................................     (48,219)     (43,213)
                                                                                  ---------    ---------
                                                                                  $ 165,559      174,704
                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended July 31, 1999 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                                 1999         2000
                                                                               --------    --------
Operating revenues:
     Services ..............................................................   $ 38,883      40,840
     Sales .................................................................     14,287       9,139
                                                                               --------    --------
                                                                                 53,170      49,979
                                                                               --------    --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................     25,908      26,164
     Sales .................................................................      9,631       5,563
                                                                               --------    --------
                                                                                 35,539      31,727
                                                                               --------    --------
          Total gross profit ...............................................     17,631      18,252
Selling, general and administrative expenses ...............................      6,641       6,662
Depreciation and amortization ..............................................      5,352       5,308
                                                                               --------    --------
          Operating income .................................................      5,638       6,282
                                                                               --------    --------
Other deductions:
     Interest expense ......................................................      4,011       4,413
     Other income ..........................................................       (163)        (67)
                                                                               --------    --------
                                                                                  3,848       4,346
                                                                               --------    --------
Income before income tax expense (benefit) .................................      1,790       1,936
Income tax expense (benefit) ...............................................       (105)        275
                                                                               --------    --------
          Net income .......................................................   $  1,895       1,661
                                                                               ========    ========

          Net income per basic share .......................................   $   0.05        0.05
                                                                               ========    ========
          Net income per diluted share .....................................   $   0.05        0.04
                                                                               ========    ========
Weighted average number of shares used in per share calculation:
          Basic shares .....................................................     36,169      36,886
                                                                               ========    ========
          Diluted shares ...................................................     38,699      41,430
                                                                               ========    ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Nine Months Ended July 31, 1999 and 2000
               (Unaudited, in thousands, except per share amounts)

                                                                                 1999       2000
                                                                               --------   --------
Operating revenues:
     Services ..............................................................   $109,608    115,458
     Sales .................................................................     42,293     35,147
                                                                               --------   --------
                                                                                151,901    150,605
                                                                               --------   --------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................     72,801     75,091
     Sales .................................................................     30,505     21,916
                                                                               --------   --------
                                                                                103,306     97,007
                                                                               --------   --------
          Total gross profit ...............................................     48,595     53,598
Selling, general and administrative expenses ...............................     19,854     19,909
Depreciation and amortization ..............................................     16,363     15,960
                                                                               --------   --------
          Operating income .................................................     12,378     17,729
                                                                               --------   --------
Other deductions:
     Interest expense ......................................................     12,181     12,850
     Other (income) expense ................................................         77       (138)
                                                                               --------   --------
                                                                                 12,258     12,712
                                                                               --------   --------
Income before income tax expense ...........................................        120      5,017
Income tax expense .........................................................         87        586
                                                                               --------   --------
          Net income .......................................................   $     33      4,431
                                                                               ========   ========

          Net income per basic share .......................................   $     --       0.12
                                                                               ========   ========
          Net income per diluted share .....................................   $     --       0.11
                                                                               ========   ========
Weighted average number of shares used in per share calculation:
          Basic shares .....................................................     36,075     36,632
                                                                               ========   ========
          Diluted shares ...................................................     38,004     41,250
                                                                               ========   ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended July 31, 1999 and 2000
                            (Unaudited, in thousands)

                                                                           1999        2000
                                                                         --------    --------
Cash flows from operating activities:
     Net income ......................................................   $     33       4,431
                                                                         --------    --------
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization ..............................     16,363      15,960
          Changes in operating assets and liabilities ................      8,797      (2,564)
          Other ......................................................        946       1,170
                                                                         --------    --------
               Total adjustments .....................................     26,106      14,566
                                                                         --------    --------
Net cash provided by operating activities ............................     26,139      18,997
                                                                         --------    --------

Cash flows from investing activities:
     Capital expenditures ............................................     (1,306)     (3,225)
     Wagering systems expenditures ...................................     (9,971)    (24,490)
     Increase in other assets and investments ........................     (5,034)     (8,176)
                                                                         --------    --------
Net cash used in investing activities ................................    (16,311)    (35,891)
                                                                         --------    --------

Cash flows from financing activities:
     Net borrowings under revolving credit facility ..................         --       6,420
     Proceeds from the issuance of long-term debt ....................         60      11,021
     Payments on long-term debt ......................................     (2,356)     (3,575)
     Net proceeds from issuance of common stock ......................        146       1,450
                                                                         --------    --------
Net cash provided (used) by financing activities .....................     (2,150)     15,316
                                                                         --------    --------

Effect of exchange rate changes on cash ..............................        (22)       (308)
                                                                         --------    --------
Increase (decrease) in cash and cash equivalents .....................      7,656      (1,886)
Cash and cash equivalents, beginning of period .......................      6,809       5,067
                                                                         --------    --------
Cash and cash equivalents, end of period .............................   $ 14,465       3,181
                                                                         ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest ........................................................   $  7,843       8,500
                                                                         ========    ========
     Income taxes ....................................................   $    579         586
                                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

1)    Consolidated Financial Statements

Basis of Presentation

      The consolidated balance sheet as of July 31, 2000 and the consolidated statements of operations for the three and nine months ended July 31, 1999 and 2000, and the consolidated statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 31, 2000 and the results of its operations for the three and nine months ended July 31, 1999 and 2000 and its cash flows for the nine months ended July 31, 1999 and 2000 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. The results of operations for the nine months ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

      Certain items in the prior year's financial statements have been reclassified to conform with the current year presentation.

Basic Net Income Per Share and Diluted Net Income Per Share

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share for the three and nine month periods ended July 31, 1999 and 2000:

                                                           Three Months Ended    Nine Months Ended
                                                                 July 31,            July 31,
                                                           ------------------   ------------------
                                                              1999      2000      1999      2000
                                                            -------   -------   -------   -------
Income (numerator)
Net income ..............................................   $ 1,895     1,661        33     4,431
                                                            =======   =======   =======   =======

Shares (denominator)
Basic weighted average common shares outstanding ........    36,169    36,886    36,075    36,632
Effect of diluted securities-stock options, warrants, and
     deferred shares ....................................     2,530     4,544     1,929     4,618
                                                            -------   -------   -------   -------
Diluted weighted average common shares outstanding ......    38,699    41,430    38,004    41,250
                                                            =======   =======   =======   =======

Per Share Amount
Basic net income per share ..............................   $  0.05      0.05        --      0.12
                                                            =======   =======   =======   =======
Diluted net income per share ............................   $  0.05      0.04        --      0.11
                                                            =======   =======   =======   =======

      At July 31, 2000, the Company had outstanding stock options, warrants, convertible subordinated debentures and deferred shares which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended October 31, 1999 in the Company's 1999 Annual Report on Form 10-K.)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

2)    Acquisition of Datasport Assets and Interest in Datek

      On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to off-track betting establishments ("OTBs") and bookmakers in Germany. The purchase, which included a cash payment of approximately $2,333 and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.2 million and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company for the three and nine month periods ended July 31, 1999 would not have been materially different.

3)    Business Segments

      The following tables represent revenues and profits by business segments for the three and nine month periods ended July 31, 1999 and 2000. Corporate expenses are allocated among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                      Three Months Ended      Nine Months Ended
                                           July 31,               July 31,
                                     --------------------    --------------------
                                       1999        2000        1999        2000
                                     --------    --------    --------    --------
Service revenue and product sales:
     Pari-mutuel operations ......   $ 27,597      22,185      69,082      73,525
     Venue management operations .     16,277      16,139      46,023      46,208
     Lottery operations ..........      9,282      11,655      36,196      30,545
     SJC Video operations ........         14          --         600         327
                                     --------    --------    --------    --------
                                     $ 53,170      49,979     151,901     150,605
                                     ========    ========    ========    ========

Gross profit:
     Pari-mutuel operations ......   $ 10,928      10,050      27,761      31,579
     Venue management operations .      4,163       4,525      11,500      12,840
     Lottery operations ..........      2,679       3,677       9,268       9,179
     SJC Video operations ........       (139)         --          66          --
                                     --------    --------    --------    --------
          Total gross profit .....   $ 17,631      18,252      48,595      53,598
                                     ========    ========    ========    ========

Operating income (loss):
     Pari-mutuel operations ......   $  2,825       1,945       2,909       6,639
     Venue management operations .      1,784       2,204       4,498       6,048
     Lottery operations ..........      1,459       2,133       5,843       5,042
     SJC Video operations ........       (430)         --        (872)         --
                                     --------    --------    --------    --------
                                        5,638       6,282      12,378      17,729
Other deductions:
     Interest expense ............      4,011       4,413      12,181      12,850
     Other (income) expense ......       (163)        (67)         77        (138)
                                     --------    --------    --------    --------
Income before income tax expense .   $  1,790       1,936         120       5,017
                                     ========    ========    ========    ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

3)    Business Segments--(Continued)


                                                October 31,    July 31,
                                                    1999         2000
                                                -----------    --------
      Assets
           Pari-mutuel operations .............   $110,598      111,293
           Venue management operations ........     34,613       34,832
           Lottery operations .................     20,348       28,579
           SJC Video operations ...............         --           --
                                                  --------     --------
                                                  $165,559      174,704
                                                  ========     ========

                                                Nine Months Ended July 31,
                                                --------------------------
                                                    1999         2000
                                                  --------     --------
      Capital and wagering systems expenditures
           Pari-mutuel operations .............   $  7,749       16,981
           Venue management operations ........      1,016        1,479
           Lottery operations .................      2,428        9,255
           SJC Video operations ...............         84           --
                                                  --------     --------
                                                  $ 11,277       27,715
                                                  ========     ========

4)    Comprehensive Income (Loss)

      The following presents a reconciliation of net income to comprehensive income (loss) for the three and nine months ended July 31, 1999 and 2000:

                                              Three months ended       Nine months ended
                                                   July 31,                 July 31,
                                              ------------------      -------------------
                                               1999        2000        1999         2000
                                              ------      ------      ------       ------
      Net income .......................      $1,895       1,661          33        4,431
      Other comprehensive income (loss):
           Foreign currency translation           50          78        (287)      (1,098)
                                              ------      ------      ------       ------
      Comprehensive income (loss) ......      $1,945       1,739        (254)       3,333
                                              ======      ======      ======       ======

5)    Inventories

      Inventories consist of the following:

                                                 October 31,       July 31,
                                                    1999             2000
                                                 ----------        --------
      Parts and work-in-process ..........         $13,735           7,429
      Finished goods .....................             344             189
      Ticket paper .......................             557             834
                                                   -------         -------
                                                   $14,636           8,452
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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

6)    Other Assets and Investments

      Other assets at July 31, 2000 includes $750 loaned by the Company to Atlantic City Racing Association ("ACRA"). The loan is secured by a mortgage on certain real estate owned by ACRA. In consideration for this loan, the Company had the right to acquire ACRA for an additional $6,250 subject to certain other adjustments. The Company had extended its option to acquire the ACRA until August 31, 2000. The extension period expired without the Company exercising its option. The Company is currently evaluating its ability to extend the option and determining what portion, if any, of the loan will be recovered. If the Company decides in the fourth quarter of fiscal 2000 not to pursue the acquisition of ACRA, the Company will charge to expense deferred acquisition costs of approximately $350, and may charge $750 to expense if the Company decides that the loan is not recoverable.

7)    Debt

      On June 19, 2000, the Company entered into a $10,000 term loan (the "2000 Term Loan") which matures on February 15, 2001. The 2000 Term Loan bears interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum, and such interest is paid quarterly. Loan repayments of $100 were due August 15 and November 15, 2000, with a final principal payment of $9,800 due at maturity.

      At July 31, 2000, the Company had approximately $17,806 available for borrowing under the Company's then existing revolving credit facility (the "Old Facility"). There were $6,420 in borrowings outstanding under the Old Facility at July 31, 2000, approximately $774 in letters of credit were issued under the Old Facility, and $110,000 was outstanding under the 10 7/8%, Series B Senior Notes due 2004 (the "10 7/8% Notes"). All borrowings outstanding under the Old Facility, the 2000 Term Loan, the 1998 Term Loan, the 10 7/8% Notes and $35,000 of convertible subordinated debentures were repaid on September 6, 2000 at the time of the Scientific Games acquisition and approximately $450 in letters of credit were collateralized by funds deposited into escrow. (See below.)

8) Acquisition of Scientific Games Holdings Corp. and New Debt and Equity Financing

      On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("Scientific Games"), a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition will be recorded using the purchase method of accounting, the acquired assets and liabilities will be recorded at their estimated fair value at the date of acquisition and the operating results of Scientific Games' businesses will be included in the consolidated statements of operations from the date of the acquisition.

      The Scientific Games acquisition and the refinancing of substantially all existing debt of both the Company (see Note 7) and Scientific Games, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010 (the "Notes");
(2) $280,000 of term loan borrowings under the terms of a new senior credit facility (the "New Facility"); (3) $2,987 of borrowings under the revolving credit facility of the New Facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock, principally to an affiliated entity of Olivetti S.p.A. (collectively, the "Transactions").

      The Notes were originally issued on August 14, 2000, in anticipation of the completion of the pending Scientific Games acquisition, with the proceeds of the Note issuance being held in escrow for the redemption of the Notes if the consummation of the Scientific Games acquisition and other Transactions did not occur. The process was completed and the escrow released on September 6, 2000. The Notes bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001. The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the New Facility. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

8) Acquisition of Scientific Games Holdings Corp. and New Debt and Equity Financing--(Continued)

      The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part. In addition, on or before August 15, 2003, the Company may, at its option, redeem up to 35% of the Notes at 112% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of equity offerings, provided at least 65% of the original aggregate principal amount of the Company's new Notes remains outstanding immediately after such redemption.

      In addition to the issuance of the Notes, the Company also entered into a New Facility with certain lenders, providing for borrowings of up to $345,000. The New Facility, consists of: (a) a $65,000 revolving credit facility (the "Revolver") which matures in September 2006 with interest at the Base Rate (as defined) plus a margin of 2.25% per annum, or at the rate of LIBOR plus a margin of 3.50% per annum, plus a commitment fee on the unused portion of 0.05% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; (b) a $60,000 term loan (the "Term A Loan") which matures in September 2006 with interest at the Base Rate plus a margin of 2.25% per annum, or at the rate of LIBOR plus 3.50% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; and
(c) a $220,000 term loan (the "Term B Loan") which matures in September 2007 with interest at the Base Rate plus a margin of 3.00% per annum or at the rate of LIBOR plus 4.25% per annum. The New Facility is secured by a first-priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its domestic subsidiaries,
(ii) 100% of the capital stock of all of the direct and indirect domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing to the Company and its material subsidiaries. The New Facility will also be supported by guarantees provided by all of the Company's direct and indirect, wholly-owned domestic subsidiaries. The New Facility will be subject to the following mandatory prepayments with certain customary exceptions, to the extent of: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds; (iii) 50% of the Company's excess cash flow (as defined), or if the leverage ratio is less than 3.00 to 1.00, 25% of the Company's excess cash flow; and (iv) 50% of the net cash proceeds from the sale or issuance of equity (except for the issuance of the Company's new convertible preferred stock).

      The indenture governing the Notes and the agreement governing the New Facility contain certain covenants that, among other things, limit the Company's ability and the ability of certain of the Company's restricted subsidiaries, to incur additional indebtedness, pay dividends or distributions or make certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the agreement governing the New Facility contains the following financial covenants which will be computed quarterly on a rolling four-quarter basis as applicable: (i) minimum Interest Coverage ratio, (ii) minimum Fixed Charge Coverage ratio; (iii) maximum Leverage ratio; and (iv) minimum Net Worth.

      On September 6, 2000, the Company issued, for gross proceeds of $110,000,
1.1 million shares of new Series A Convertible Preferred Stock (the "Preferred Stock"), including $100,000 to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian Lotto game and an affiliate of Olivetti S.p.A. and Telecom Italia S.p.A.), and $10,000 to other investors through Ramius Securities, LLC ("Ramius"), which acted as placement agent.

      The Preferred Stock is convertible into Company common stock at a price of $6.00 per share (subject to potential reset to no less than $5.00 per share based on possible future market price minimums), will mature and become mandatorily convertible into common stock after five years and will pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). The holders of Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Preferred Stock is also subject to certain customary anti-dilution provisions. In addition, the holders of Preferred Stock have the right to designate, initially, four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

8) Acquisition of Scientific Games Holdings Corp. and New Debt and Equity Financing--(Continued)

      In connection with the Transactions, the Company also issued 27.5 shares of Preferred Stock to Ramius, which acted as placement agent in connection with the sale of the Preferred Stock, and issued warrants to purchase at a nominal price 2,900 shares of the Company's common stock to Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers), the Company's financial advisors in connection with their services to the Company in obtaining certain financing commitments.

      In the fourth quarter of fiscal 2000, the Company expects to take charges in connection with the refinancing which could aggregate approximately $23 million for the write-off of deferred financing fees related to the Old Facility, to record the premium paid to repurchase the 10 7/8% Notes and expenses associated with certain bridge loans.

      Further information regarding aspects of the Scientific Games acquisition and financing can be found in the Current Reports on Form 8-K filed by the Company on May 19, 2000 and May 26, 2000 and certain Exhibits to this Quarterly Report on Form 10-Q.

9)    Financial Information for Guarantor Subsidiaries and Non-Guarantor
      Subsidiaries

      The Company conducts substantially all of its business through its domestic and foreign subsidiaries. In July 1997, the Company issued $110,000 aggregate principal amount of 10 7/8% Notes. On May 22, 1998, the Company and Autotote Lottery Corporation entered into a $12,000 three-year term loan arrangement that bears interest at a fixed annual rate of 8.87% (the "1998 Term Loan"). On June 19, 2000, the Company entered into a $10,000 term loan (the "2000 Term Loan") which bears interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum and matures on February 15, 2001. The 1998 Term Loan and the 2000 Term Loan were extended in conjunction with the Old Facility and are subject to certain restrictive and financial covenants contained in the Old Facility. Obligations under the Old Facility and the 10 7/8% Notes are jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). (See Note 8 to the Consolidated Financial Statements for the year ended October 31, 1999 in the Company's 1999 Annual Report on Form 10-K.)

      On August 14, 2000, in connection with the Transactions, the Company issued $150,000 aggregate principal amount of its new Notes, with the proceeds being held in escrow, and on September 6, 2000 the escrow was released and the Company entered into its New Facility with certain lenders for borrowings of up to $345,000. Obligations under the New Facility and the Notes are fully and unconditionally guaranteed by all of the Company's Guarantor Subsidiaries. (See
Note 8).

      Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 1999 (audited) and July 31, 2000 (unaudited) and for the three and nine month periods ended July 31, 1999 and 2000 (unaudited). The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the New Facility were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                October 31, 1999
                                 (in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ..............................    $   1,598            506         2,963            --          5,067
   Accounts receivable, net ...............................           --         21,083         4,672            --         25,755
   Other current assets ...................................           30         14,143         4,017          (464)        17,726
   Property and equipment, net ............................          298         66,973         9,708          (251)        76,728
   Investment in subsidiaries .............................       58,214             --            --       (58,214)            --
   Goodwill ...............................................          198            353         4,686            --          5,237
   Other assets ...........................................        6,199         30,385           659        (2,197)        35,046
                                                               ---------      ---------     ---------     ---------      ---------

      Total assets ........................................    $  66,537        133,443        26,705       (61,126)       165,559
                                                               =========      =========     =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt .................    $   1,250          2,429           574            --          4,253
   Current liabilities ....................................       12,219         29,546        10,922          (672)        52,015
   Long-term debt, excluding current installments .........      145,000          6,627         1,264            --        152,891
   Other non-current liabilities ..........................        2,193          1,233         1,766          (573)         4,619
   Intercompany balances ..................................      (45,906)        43,214         1,942           750             --
   Stockholders' equity (deficit) .........................      (48,219)        50,394        10,237       (60,631)       (48,219)
                                                               ---------      ---------     ---------     ---------      ---------

      Total liabilities and stockholders' equity (deficit)     $  66,537        133,443        26,705       (61,126)       165,559
                                                               =========      =========     =========     =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  July 31, 2000
                            (Unaudited, in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ..............................    $      35          1,147         1,998             1          3,181
   Accounts receivable, net ...............................           --         18,473         5,172            --         23,645
   Other current assets ...................................           17          8,933         3,686          (251)        12,385
   Property and equipment, net ............................          272         80,343        11,019          (267)        91,367
   Investment in subsidiaries .............................       81,938             --            --       (81,938)            --
   Goodwill ...............................................          193             --         3,799            --          3,992
   Other assets ...........................................        9,440         31,669         1,387        (2,362)        40,134
                                                               ---------      ---------     ---------     ---------      ---------

      Total assets ........................................    $  91,895        140,565        27,061       (84,817)       174,704
                                                               =========      =========     =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current installments of long-term debt .................    $     100              7           770            --            877
   Current liabilities ....................................       14,427         20,058         7,631          (302)        41,814
   Long-term debt, excluding current installments .........      161,320          7,222         1,340            --        169,882
   Other non-current liabilities ..........................        3,086            648         2,183          (573)         5,344
   Intercompany balances ..................................      (43,825)        39,657         3,783           385             --
   Stockholders' equity (deficit) .........................      (43,213)        72,973        11,354       (84,327)       (43,213)
                                                               ---------      ---------     ---------     ---------      ---------

      Total liabilities and stockholders' equity (deficit)     $  91,895        140,565        27,061       (84,817)       174,704
                                                               =========      =========     =========     =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 1999
                            (Unaudited, in thousands)

                                                                Parent      Guarantor    Non-Guarantor   Eliminating
                                                                Company    Subsidiaries  Subsidiaries      Entries    Consolidated
                                                               ---------   ------------  -------------   -----------  ------------
Operating revenues ...........................................  $    --        46,250        13,351        (6,431)       53,170
Operating expenses ...........................................       --        29,284        12,682        (6,427)       35,539
                                                                -------       -------       -------       -------       -------

   Gross profit ..............................................       --        16,966           669            (4)       17,631

Selling, general and administrative expenses .................    2,387         3,286           972            (4)        6,641
Depreciation and amortization ................................       46         4,578           753           (25)        5,352
                                                                -------       -------       -------       -------       -------
   Operating income (loss) ...................................   (2,433)        9,102        (1,056)           25         5,638
Interest expense .............................................    3,679           221           111            --         4,011
Other (income) expense .......................................      (50)          (28)          (85)           --          (163)
                                                                -------       -------       -------       -------       -------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..........................................   (6,062)        8,909        (1,082)           25         1,790
Equity in income of subsidiaries .............................    8,008            --            --        (8,008)           --
Income tax expense (benefit) .................................       51            57          (213)           --          (105)
                                                                -------       -------       -------       -------       -------

Net income (loss) ............................................  $ 1,895         8,852          (869)       (7,983)        1,895
                                                                =======       =======       =======       =======       =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        Three Months Ended July 31, 2000
                            (Unaudited, in thousands)

                                                                Parent      Guarantor    Non-Guarantor   Eliminating
                                                                Company    Subsidiaries  Subsidiaries      Entries    Consolidated
                                                               ---------   ------------  -------------   -----------  ------------
Operating revenues ...........................................  $    --        40,384        13,539        (3,944)       49,979
Operating expenses ...........................................       --        25,893         9,745        (3,911)       31,727
                                                                -------       -------       -------       -------       -------

   Gross profit ..............................................       --        14,491         3,794           (33)       18,252

Selling, general and administrative expenses .................    2,735         3,017           913            (3)        6,662
Depreciation and amortization ................................       69         4,489           775           (25)        5,308
                                                                -------       -------       -------       -------       -------
   Operating income (loss) ...................................   (2,804)        6,985         2,106            (5)        6,282
Interest expense .............................................    4,199           141           267          (194)        4,413
Other (income) expense .......................................     (146)           (9)         (106)          194           (67)
                                                                -------       -------       -------       -------       -------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..........................................   (6,857)        6,853         1,945            (5)        1,936
Equity in income of subsidiaries .............................    8,539            --            --        (8,539)           --
Income tax expense ...........................................       21            69           185            --           275
                                                                -------       -------       -------       -------       -------

Net income ...................................................  $ 1,661         6,784         1,760        (8,544)        1,661
                                                                =======       =======       =======       =======       =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 1999
                            (Unaudited, in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
Operating revenues ...........................................  $     --       131,715        34,239       (14,053)      151,901
Operating expenses ...........................................        --        86,694        30,654       (14,042)      103,306
                                                                --------      --------      --------      --------      --------

   Gross profit ..............................................        --        45,021         3,585           (11)       48,595

Selling, general and administrative expenses .................     6,852         9,859         3,159           (16)       19,854
Depreciation and amortization ................................       136        14,105         2,199           (77)       16,363
                                                                --------      --------      --------      --------      --------
   Operating income (loss) ...................................    (6,988)       21,057        (1,773)           82        12,378
Interest expense .............................................    11,232           727           222            --        12,181
Other (income) expense .......................................    (1,825)           52             2         1,848            77
                                                                --------      --------      --------      --------      --------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..........................................   (16,395)       20,278        (1,997)       (1,766)          120
Equity in income  of subsidiaries ............................    16,597            --            --       (16,597)           --
Income tax expense (benefit) .................................       169           102          (184)           --            87
                                                                --------      --------      --------      --------      --------

Net income (loss) ............................................  $     33        20,176        (1,813)      (18,363)           33
                                                                ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         Nine Months Ended July 31, 2000
                            (Unaudited, in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
Operating revenues ...........................................  $     --       125,464        37,904       (12,763)      150,605
Operating expenses ...........................................        --        79,074        30,658       (12,725)       97,007
                                                                --------      --------      --------      --------      --------

   Gross profit ..............................................        --        46,390         7,246           (38)       53,598

Selling, general and administrative expenses .................     7,297         9,481         3,139            (8)       19,909
Depreciation and amortization ................................       213        13,336         2,488           (77)       15,960
                                                                --------      --------      --------      --------      --------
   Operating income (loss) ...................................    (7,510)       23,573         1,619            47        17,729
Interest expense .............................................    12,106           580           578          (414)       12,850
Other (income) expense .......................................      (369)         (168)          (15)          414          (138)
                                                                --------      --------      --------      --------      --------
Income (loss) before equity in income of subsidiaries,
   and income taxes ..........................................   (19,247)       23,161         1,056            47         5,017
Equity in income  of subsidiaries ............................    23,785            --            --       (23,785)           --
Income tax expense ...........................................       107           384            95            --           586
                                                                --------      --------      --------      --------      --------

Net income ...................................................  $  4,431        22,777           961       (23,738)        4,431
                                                                ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Nine Months Ended July 31, 1999
                            (Unaudited, in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
Net income (loss) ............................................  $     33        20,176        (1,813)      (18,363)           33
   Depreciation and amortization .............................       136        14,105         2,199           (77)       16,363
   Equity in income of subsidiaries ..........................   (16,597)           --            --        16,597            --
   Other non-cash adjustments ................................       930            15             1            --           946
   Changes in working capital ................................     2,557         8,343        (1,944)         (159)        8,797
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in) operating activities ..........   (12,941)       42,639        (1,557)       (2,002)       26,139
                                                                --------      --------      --------      --------      --------

Cash flows from investing activities:
   Capital and wagering systems expenditures .................       (26)       (9,467)       (1,780)           (4)      (11,277)
   Other assets and investments ..............................      (504)       (5,447)         (275)        1,192        (5,034)
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in) investing activities ..........      (530)      (14,914)       (2,055)        1,188       (16,311)
                                                                --------      --------      --------      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ..................        --            60            --            --            60
   Payments on long-term debt ................................        --        (2,066)         (290)           --        (2,356)
   Net proceeds from stock issue .............................       146            --            --            --           146
   Other, principally intercompany balances ..................    23,081       (25,316)        1,621           614            --
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in) financing activities ..........    23,227       (27,322)        1,331           614        (2,150)
                                                                --------      --------      --------      --------      --------

Effect of exchange rate changes on cash ......................        45            --          (267)          200           (22)
                                                                --------      --------      --------      --------      --------

Increase/(decrease) in cash and cash equivalents .............     9,801           403        (2,548)           --         7,656
Cash and cash equivalents, beginning of period ...............     2,054           193         4,562            --         6,809
                                                                --------      --------      --------      --------      --------

Cash and cash equivalents, end of period .....................  $ 11,855           596         2,014            --        14,465
                                                                ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         Nine Months Ended July 31, 2000
                            (Unaudited, in thousands)

                                                                Parent        Guarantor    Non-Guarantor  Eliminating
                                                                Company      Subsidiaries  Subsidiaries     Entries    Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
Net income (loss) ............................................  $  4,431        22,777           961       (23,738)        4,431
   Depreciation and amortization .............................       213        13,336         2,488           (77)       15,960
   Equity in income of subsidiaries ..........................   (23,785)           --            --        23,785            --
   Other non-cash adjustments ................................       915           369          (114)           --         1,170
   Changes in working capital ................................     2,260        (1,550)       (3,274)           --        (2,564)
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in ) operating activities .........   (15,966)       34,932            61           (30)       18,997
                                                                --------      --------      --------      --------      --------

Cash flows from investing activities:
   Capital and wagering systems expenditures .................       (68)      (23,735)       (3,942)           30       (27,715)
   Other assets and investments ..............................    (3,188)       (5,040)         (453)          505        (8,176)
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in) investing activities ..........    (3,256)      (28,775)       (4,395)          535       (35,891)
                                                                --------      --------      --------      --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt ..............    16,420            --         1,021            --        17,441
   Payments on long-term debt ................................    (1,250)       (1,827)         (498)           --        (3,575)
   Net Proceeds from stock issue .............................     1,450            --            --            --         1,450
   Other, principally intercompany balances ..................     1,039        (3,923)        3,389          (505)           --
                                                                --------      --------      --------      --------      --------

Net cash provided by (used in) financing activities ..........    17,659        (5,750)        3,912          (505)       15,316
                                                                --------      --------      --------      --------      --------

Effect of exchange rate changes on cash ......................        --           235          (543)           --          (308)
                                                                --------      --------      --------      --------      --------

Increase/(decrease) in cash and cash equivalents .............    (1,563)          642          (965)           --        (1,886)
Cash and cash equivalents, beginning of period ...............     1,598           506         2,963            --         5,067
                                                                --------      --------      --------      --------      --------

Cash and cash equivalents, end of period .....................  $     35         1,148         1,998            --         3,181
                                                                ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion addresses the financial condition of the Company as of July 31, 2000 and the results of its operations for the three and nine month periods ended July 31, 2000, compared to the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

      The Company operates primarily in three business segments, Pari-mutuel Operations, Venue Management and Lottery Operations. Pari-mutuel Operations include all aspects of the Company's pari-mutuel service business, which encompass North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. Venue Management includes the Connecticut off-track betting ("OTB") operations and the Netherlands on-track and off-track betting operations. Lottery Operations include both domestic and international lottery service, as well as sales of lottery systems and equipment. In the second quarter of fiscal 2000, the Company completed the sale of its SJC Video business.

      Historically, the Company's revenues have been derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide wagering systems and other services, which are typically based on a percentage of Handle and/or daily or monthly fees; or are derived from wagering by customers at facilities owned or leased by the Company. Sales revenues are derived from sales contracts for wagering equipment, services and software. The first quarter and a portion of the second quarter of the Company's fiscal year traditionally comprise the weakest season for pari-mutuel wagering service revenue. Wagering equipment sales revenues usually reflect a limited number of large transactions which do not recur on an annual basis, but which historically have given rise to additional terminal and systems software sales to existing customers. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales.

                                                                       Three Months ended        Nine Months ended
      Results of Operations:                                                 July 31,                July 31,
                                                                      -------------------       -------------------
                                                                       1999        2000          1999        2000
                                                                      -------     -------       -------     -------
                                                                                     (in thousands)
      Pari-mutuel Operations
      Operating Revenues:
           Service revenue ......................................     $19,663      21,137        55,548      59,539
           Sales revenue ........................................       7,934       1,048        13,534      13,986
                                                                      -------     -------       -------     -------
                Total Revenue ...................................     $27,597      22,185        69,082      73,525
                                                                      =======     =======       =======     =======
      Gross Profit (excluding depreciation and amortization)  ...     $10,928      10,050        27,761      31,579
                                                                      =======     =======       =======     =======

      Venue Management Operations
      Operating Revenues:
           Service revenue ......................................     $16,277      16,139        46,023      46,208
                                                                      =======     =======       =======     =======
      Gross Profit (excluding depreciation and amortization)  ...     $ 4,163       4,525        11,500      12,840
                                                                      =======     =======       =======     =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

                                                                       Three Months ended        Nine Months ended
                                                                             July 31,                July 31,
                                                                      -------------------       -------------------
                                                                       1999        2000          1999        2000
                                                                      -------     -------       -------     -------
      Results of Operations:                                                         (in thousands)
      Lottery Operations
      Operating Revenues:
           Service revenue ......................................     $ 2,929       3,564         7,437       9,384
           Sales revenue ........................................       6,353       8,091        28,759      21,161
                                                                      -------     -------       -------     -------
                Total Revenue ...................................     $ 9,282      11,655        36,196      30,545
                                                                      =======     =======       =======     =======
      Gross Profit (excluding depreciation and amortization)  ...     $ 2,679       3,677         9,268       9,179
                                                                      =======     =======       =======     =======

      SJC Video Operations
      Operating Revenues:
           Service revenue ......................................     $    14          --           600         327
                                                                      =======     =======       =======     =======
       Gross Profit (Loss)(excluding depreciation and
           amortization) ........................................     $  (139)         --            66          --
                                                                      =======     =======       =======     =======

      Company Total
      Operating Revenues:
           Service revenue ......................................     $38,883      40,840       109,608     115,458
           Sales revenue ........................................      14,287       9,139        42,293      35,147
                                                                      -------     -------       -------     -------
                Total Revenue ...................................     $53,170      49,979       151,901     150,605
                                                                      =======     =======       =======     =======
      Gross Profit (excluding depreciation and amortization)  ...     $17,631      18,252        48,595      53,598
                                                                      =======     =======       =======     =======

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

      Pari-mutuel Operations service revenues of $21.1 million for the third quarter of fiscal 2000 improved $1.5 million or 7% from the third quarter of the prior year. This improvement reflects primarily $1.5 million in revenues from the German operations that were acquired in the fourth quarter of fiscal 1999 and improved revenues in the Company's NASRIN(TM) operations. These increases were partially offset by lower service revenues in the North American simulcasting operations. Pari-mutuel Operations sales revenues decreased by $6.9 million to $1.0 million in the third quarter of fiscal 2000 due primarily to the prior year period sales of systems and terminals to the Company's customers in the UK, Ireland, Korea and Finland. Pari-mutuel Operations gross profit of $10.1 million or 45% of total revenues, decreased from gross profit of $10.9 million or 40% of total revenues in the same period last year. Lower gross profit on international equipment sales and lower revenues in the North American simulcasting operations, were partially offset by an increase in gross profit on improved NASRIN(TM) service revenues and improved Handle in the German pari-mutuel operations.

      Venue Management Operations service revenues of $16.1 million for the third quarter of fiscal 2000 decreased 1% from the service revenues in the third quarter of the prior year. Handle-related revenue increases of 4% in the Connecticut OTB operations were offset by a decrease in the Netherlands operations, due primarily to the impact of foreign exchange on reported revenues. Gross profit was $4.5 million or 28% of service revenue in the third quarter of fiscal 2000, increased over the gross profit of $4.2 million or 26% of service revenue in the third quarter of fiscal 1999. This improvement primarily reflects higher Handle-related revenues and cost savings in the Connecticut OTB operations.

      Lottery Operations service revenues in the third quarter of fiscal 2000 of $3.6 million improved $0.6 million from the third quarter of the prior year due to the July 2000 launch of the Vermont and New Hampshire lotteries. The $1.7 million increase in sales revenues to $8.1 million in the third quarter of fiscal 2000 is primarily attributable to sales of lottery equipment to the Vermont and New Hampshire lotteries and increased sales of Extrema(TM) terminals to the Company's customer in Italy. Lottery Operations gross profit of $3.7 million or 32% of total revenues, increased from gross profit of $2.7 million or 29% of total revenues in the same period last year. Higher gross profit was earned on improved service revenues due to the two new lottery service contracts and higher margins on domestic equipment sales.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS-(Continued)

Expense Analysis

      Selling, general and administrative expenses including software development costs increased less than $0.1 million or less than 1% to $6.7 million in the third quarter of fiscal 2000. Higher expenses due to increased operating levels in the North American and German pari-mutuel operations, and the Vermont and New Hampshire lotteries which began in July 2000, were partially offset by cost reductions in NASRIN(TM) and France, and the absence of the SJC Video business.

      Depreciation and amortization expenses decreased $0.1 million to $5.3 million in the third quarter of fiscal 2000. Depreciation increased $0.1 million, primarily due to the installation of wagering system equipment at new North American pari-mutuel customers, partly offset by the absence of the SJC Video business depreciation. Amortization expense decreased $0.2 million as a result of the full amortization of intangible assets associated with the North American simulcasting operations.

      Interest expense increased $0.4 million to $4.4 million in the third quarter of fiscal 2000 as a result of an increase in average outstanding borrowings during the period.

Income Taxes

      Income tax expense was $0.3 million in the third quarter of fiscal 2000 as compared to a tax benefit $0.1 million in the third quarter of fiscal 1999. Income tax expense principally reflects federal alternative minimum tax, foreign and state income taxes.

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

      Pari-mutuel Operations service revenues of $59.5 million for the first nine months of fiscal 2000 improved $4.0 million or 7% from the first nine months of the prior year. This improvement primarily reflects $4.1 million in revenues from the German operations that were acquired in the fourth quarter of fiscal 1999 and improved revenues in the Company's North American pari-mutuel operations, NASRIN(TM) service operations and Ireland pari-mutuel services. These increases were partially offset by lower service revenues in the French operations and lower service revenues in North American simulcasting operations. Pari-mutuel Operations sales revenues increased by $0.5 million to $14.0 million in the first nine months of fiscal 2000 due to the sales of terminals to the Company's international customers, primarily in Italy and Chile. Pari-mutuel Operations gross profit of $31.6 million or 43% of total revenues, increased from gross profit of $27.8 million or 40% in the same period last year. Higher gross profit on improved Handle, primarily in the German and North American pari-mutuel operations, higher NASRIN(TM) service revenues and increased equipment sales, were partially offset by a decrease in gross profit due to lower Handle in the French pari-mutuel operations, lower satellite time sales, and higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider as a result of a service interruption.

      Venue Management Operations service revenues of $46.2 million for the first nine months of fiscal 2000 increased $0.2 million over the service revenues of the first nine months of the prior year. Handle-related revenue increases of 3% in the Connecticut OTB operations, were partly offset by the impact of foreign exchange on the reported Netherlands operations revenues. Gross profit was $12.8 million or 28% of service revenue in the first nine months of fiscal 2000, an increase over the gross profit of $11.5 million or 25% of service revenue in the first nine months of fiscal 1999. This improvement primarily reflects higher Handle-related revenues and cost savings in the Connecticut OTB operations.

      Lottery Operations service revenues in the first nine months of fiscal 2000 of $9.4 million improved $1.9 million from the first nine months of the prior year due to the April 1999 launch of the Montana lottery and the July 2000 launches of the Vermont and New Hampshire lotteries. The $7.6 million decrease in equipment sales to $21.2 million in the first nine months of fiscal 2000 is primarily attributable to the April 1999 Montana lottery equipment sale and fewer terminal sales as compared to the fiscal 1999 period, primarily for use in Italy. Lottery Operations gross profit of $9.2 million or 30% of total revenues, decreased from gross profit of $9.3 million or 26% of total revenues in the same period last year. Higher gross profit on improved service revenue due to the three new lottery service contracts and improved equipment sales gross margins due to the mix of products sold, were more than offset by a decrease in gross profit due to the lower volume of domestic and international equipment sales.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Expense Analysis

      Selling, general and administrative expenses including software development costs were comparable at $19.9 million for the first nine months of fiscal 2000 and fiscal 1999. Higher expenses due to increased operating levels in the North American and German pari-mutuel operations and the Montana lottery which began in April 1999, and the Vermont and New Hampshire lotteries which began in July 2000, were offset by cost reductions in NASRIN(TM) and France, and the absence of the SJC Video business.

      Depreciation and amortization expenses decreased $0.4 million or 2% to $16.0 million in the first nine months of fiscal 2000. Depreciation expense decreased $0.1 million, primarily due to the full depreciation of certain assets in prior periods and the absence of the SJC Video business. Amortization expense decreased $0.3 million as a result of the full amortization of intangible assets associated with the North American simulcasting operations.

      Interest expense increased $0.7 million to $12.9 million in the first nine months of fiscal 2000 as a result of an increase in average outstanding borrowings during the period.

Income Taxes

      Income tax expense was $0.6 million in the first nine months of fiscal 2000, as compared to $0.1 million in the first nine months of fiscal 1999. Income tax expense principally reflects federal alternative minimum tax, foreign and state income taxes.

Liquidity, Capital Resources and Working Capital Deficiency

      At July 31, 2000, the Company's available cash and borrowing capacity totaled $21.0 million compared to $29.0 million at October 31, 1999. Net cash provided by operating activities decreased by $7.1 million to $19.0 million for the nine months ended July 31, 2000 from $26.1 million in the nine months ended July 31, 1999. A $4.4 million increase in net income was offset by a $11.4 million decrease in changes in operating assets and liabilities, primarily decreases in accounts payable and other current liabilities and increases in accounts receivable and inventory. In the first nine months of fiscal 2000, the Company utilized $19.0 million of cash provided by operating activities, $17.4 million of long-term borrowings, $1.5 million in proceeds from stock sales, and $1.9 million of available cash, to invest $27.7 million principally in capital and contract expenditures in connection with the January 2000 start-up of the Monmouth/Meadowlands service contract and the July 2000 start-ups of the Vermont and New Hampshire state lotteries. The Company also invested $8.2 million in software systems development and other assets, and used $3.6 million to reduce other long-term loans.

      At July 31, 2000, the Company's current liabilities exceeded current assets by $3.5 million, an improvement of $4.2 million from October 31, 1999. The improvement results principally from a $9.3 million reduction in current assets, offset by a $13.6 million reduction in current liabilities, which included the classification of substantially all debt as long term. The classification of debt as long-term is the result of the debt refinancing which was done in connection with the September 6, 2000 acquisition of Scientific Games Holdings Corp (see below).

      As described above in Note 7 to the Consolidated Financial Statements, the Company had $17.8 million of borrowing availability under its Old Facility at July 31, 2000. At September 6, 2000 following consummation of the Transactions (see below), the Company had $62.0 million of borrowing availability under its New Facility. The Company believes that its cash resources, anticipated cash flows from operations and borrowing availability under the New Facility will provide sufficient liquidity to meet scheduled interest payments and anticipated capital expenditures during the next twelve months.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-(Continued)

Acquisition of Scientific Games Holdings Corp and New Debt and Equity Financing

      On September 6, 2000 the Company completed the acquisition of Scientific Games, a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of the Company at a cost of approximately $308,000 in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition will be recorded using the purchase method of accounting, and the acquired assets and liabilities will be recorded at their estimated fair value at the date of acquisition and the operating results of Scientific Games businesses will be included in the consolidated statements of operations from the date of the acquisition.

      The Scientific Games acquisition and the refinancing of substantially all existing debt of both the Company (see Note 8) and Scientific Games, along with the payment of related fees and expenses, was completed with funds provided by:
(1) proceeds from the issuance of $150,000 of the new Notes; (2) $280,000 of term loan borrowings under the New Facility; (3) $2,987 of borrowings under the revolving credit facility of the New Facility; (4) $4,805 of cash on hand, and
(5) $110,000 of gross proceeds from the sale of new Preferred Stock.

      Further information regarding the acquisition and financing can be found in current reports on Form 8-K filed by the Company on May 19, 2000 and May 26, 2000 and certain Exhibits to this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133, as amended, standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. SFAS 133, as amended, is effective beginning in the first quarter of our fiscal year ending October 31, 2001. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 2000

PART II. Other Information

Item 1. Legal Proceedings

      No significant changes have occurred with respect to legal proceedings disclosed in Part 1, Item 3, of the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

Item 2. Changes in Securities

      There were no changes in securities subject to this item during the third quarter of 2000. On September 6, 2000, as part of the Transactions, the Company issued, for gross proceeds of $110 million, 1.1 million shares of new Series A Convertible Preferred Stock, including $100 million to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian Lotto game and an affiliate of Olivetti S.p.A. and Telecom Italia S.p.A.), and $10 million to other investors through Ramius Securities, LLC, which acted as placement agent. The Company also issued 27,500 shares of Preferred Stock to Ramius in connection with such services.

      The Preferred Stock is convertible into Company common stock at a price of $6.00 per share (subject to potential reset to no less than $5.00 per share based on possible future market price minimums), will mature and become mandatorily convertible into common stock after five years and will pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). The holders of Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Preferred Stock is also subject to certain customary anti-dilution provisions. In addition, the holders of Preferred Stock have the right to designate, initially, four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

      On September 6, 2000, the Company also issued Warrants (the "Warrants") to purchase up to 2.9 million shares of the Company's common stock to its financial advisors, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers) (which received 80% and 20%, respectively, of such Warrants), in connection with their services to the Company in obtaining certain financing commitments. The Warrants are exercisable until September 6, 2007 at a nominal exercise price determined by a formula set forth in the Warrant.

      Based upon representations of the acquirers of the Preferred Stock and the Warrants, the Preferred Stock and the Warrants were issued in private transactions in reliance upon exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. Holders of both the Preferred Stock and the Warrants are entitled to the benefits of certain registration rights.

      The foregoing is only a summary of certain terms of the Preferred Stock, the Warrants, and related agreements and is qualified by reference to Exhibits 3.3, 10.38, 10.41 and 99.11 hereto, which are incorporated herein by reference.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 2000

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit
Number                            Description
------                            -----------
3.3 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, filed with the Secretary of State of Delaware on September 6, 2000.
3.4         Amendment to Bylaws of the Company.(1)
4.5 First Supplemental Indenture, dated as August 5, 2000, among the Company, the Guarantors and The Bank of New York (successor to IBJ Schroder Bank & Trust Company), as trustee, supplementing the Indenture, dated as of July 28, 1997, among the Company, the subsidiaries of the Company named therein as guarantors and IBJ Schroder Bank & Trust Company, as trustee, relating to the Company's 10 7/8% Senior Notes due 2004.
4.6 Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee.
4.7         Form of Series A 12 1/2% Senior Subordinated Note due 2010.(2)
4.8 First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the Company's 12 1/2% Senior Subordinated Notes due 2010.
4.9 Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000.
10.38 Form of Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Preferred Stock.
10.39 Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of September 6, 2000.
10.40 Security Agreement among the Company, the Subsidiary Guarantors and the Administrative Agent, dated as of September 6, 2000.
10.41 Form of Warrant Registration Rights Agreement among the Company, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. dated as of September 6, 2000.
10.42 Form of Employment and Severance Benefit Agreement, entered into between Scientific Games Holdings Corp. and certain employees effective September 6, 2000.
10.43       Form of Consulting Agreement by and between the Company and William
            G. Malloy, dated May 18, 2000 and effective September 6, 2000.
99.11 Form of Warrant issued to Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc.

(1) The amendment to the Company's Bylaws is filed herewith. The Company's Bylaws are incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective March 20, 1992.
(2) Filed herewith as Exhibit A to Exhibit 4.2.

      27    Financial Data Schedule.

      Current reports on Form 8-K were filed on May 19, 2000 and May 26, 2000, regarding the proposed acquisition by the Company of Scientific Games Holdings Corp. and certain related matters.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           Quarter Ended July 31, 2000

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

Dated: September 14, 2000