Form 10-K
period 2000-10-31
AUTOTOTE CORP
filed 2001-01-29
CIK 750004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
      /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 2000,
                                       OR
      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________TO___________________

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

                  REGISTRANT'S TELEPHONE NUMBER: (212) 754-2233

           Securities registered pursuant to Section 12(b) of the Act:


        TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH
        -------------------                      -------------------------------
                                                           REGISTERED
                                                           ----------
Class A Common Stock, $.01 par value                    American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 25, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $136,530,369.
    Common shares outstanding as of January 25, 2001 were 40,155,991.

                       DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated herein by reference:


                 DOCUMENT                         PARTS INTO WHICH INCORPORATED
                 --------                         -----------------------------
Proxy Statement for the Company's 2001 Annual                Part III
       Meeting of Stockholders

                        EXHIBIT INDEX APPEARS ON PAGE 86
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                           FORWARD-LOOKING STATEMENTS

   Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate" and other similar words. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

   o the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements and development;

   o economic, competitive, demographic, business and other conditions in our local and regional markets;

   o changes or developments in the laws, regulations or taxes in the gaming and lottery industries;

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


ITEM 1. BUSINESS

OVERVIEW

    As a result of Autotote's acquisition of Scientific Games Holdings Corp. ("Scientific Games") on September 6, 2000, we are the largest provider of services, systems and products to both the pari-mutuel gaming and instant ticket lottery industries, and we believe we are the only fully integrated lottery service provider in the world. We believe that we offer the broadest and most technologically advanced array of products and services in these industries and that we are the market leader in creating innovative pari-mutuel wagering and lottery products. Our lottery group is the leading provider of instant lottery tickets and related services, accounting for approximately 68% of all retail sales of instant lottery tickets in the United States in 1999. Our lottery group also supplies technologically advanced on-line lottery systems and instant ticket validation equipment to lotteries in the U.S. and internationally. Our pari-mutuel group is the leading provider of pari-mutuel wagering systems worldwide and has an approximate 65% share of the estimated $20.0 billion of North American racing industry wagers, or "Handle." Our venue management group, utilizing our pari-mutuel business expertise, owns or operates off-track betting venues or "OTBs" in Connecticut, The Netherlands and Germany, from which we earn a significantly higher percentage of the Handle than we earn by providing services to third-party operators. Finally, our telecommunications products group leverages our superior lottery technology to create highly secure, paper-based, prepaid phone cards for the rapidly growing international cellular telephone markets.

    On September 6, 2000, Autotote completed the acquisition of Scientific Games, a world leading supplier of lottery products, integrated lottery systems and support services, and prepaid telephone cards. This acquisition combines Autotote's pari-mutuel wagering, venue management and on-line lottery businesses with Scientific

Games' complementary instant lottery ticket and related services, on-line lottery and instant ticket validation, and rapidly growing prepaid phone card businesses. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of Autotote at a cost of approximately $308 million in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition has been recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition and the operating results of Scientific Games businesses have been included in the consolidated statements of operations from the date of the acquisition.

    The Scientific Games acquisition and the refinancing of substantially all existing debt of both Autotote and Scientific Games, along with the payment of related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150.0 million principal amount of our series A notes; (2) $280.0 million of term loan borrowings under our new senior credit facilities;
(3) $2.98 million of borrowings under the revolving credit facility of our new senior credit facilities; (4) $4.805 million of cash on hand; and (5) $110.0 million of gross proceeds from the sale of new convertible preferred stock, principally to an affiliated entity of Olivetti S.p.A.

    We filed a registration statement on Form S-4 under the Securities Act of 1933, as amended, with the Securities Exchange Commission with respect to an offer to exchange up to $150.0 million of new 12 1/2% Senior Subordinated Notes due 2010, Seires B, for any and all of our outstanding 12 1/2% Senior Subordinated Notes due 2010, Series A. The terms of the Series B notes are substantially identical to the Series A notes, except for certain transfer restrictions and registration rights relating to the Series A notes. That registration statement was declared effective by the Securities Exchange Commission on January 2, 2001 and we subsequently commenced the exchange offer, which is scheduled to expire on February 7, 2001, unless extended.

    With the combined operations of Autotote and Scientific Games, we are engaged primarily in the following businesses:

    o LOTTERY GROUP (55% of Pro-forma Revenues). We believe that we are the world's only fully integrated service provider for both on-line and instant ticket lotteries, the two principal types of lottery games. Our instant ticket and related services business is the industry leader, with approximately 68% of all retail sales in the U.S. instant ticket market. Our instant ticket customers include 26 of the 39 U.S. jurisdictions where lotteries are authorized as well as lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our branded Cooperative Services Program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We have recently introduced our probability instant lottery tickets, which permit every ticket to have the potential to become a winner based on the choices made by the player, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets while enabling us to generate higher revenues and margins from tickets, terminals and systems. Our instant ticket contracts generally run for one to five years and frequently include renewal options. We typically collect either a fixed fee per thousand instant tickets or a percentage of the instant ticket retail sales of the lottery customer, depending on the nature of the contract and the extent of the cooperative services we provide. Instant tickets and related services accounted for approximately 85% of the pro forma revenue of our Lottery Group.

         Our lottery systems business primarily provides sophisticated, customized computer software, equipment (including state-of-the-art lottery terminals) and data communication services to lotteries for on-line and instant ticket games. To U.S.-based lotteries, we typically provide the necessary equipment, software and maintenance services pursuant to five to seven year contracts, under which we are generally paid a percentage of retail sales. Our U.S. systems contracts frequently include renewal options that have generally been exercised by our customers. Internationally, we typically sell terminals and systems to lotteries outright and provide ongoing fee-based software support under long-term contracts. We have agreements to provide systems and services to 10 states in the United States and to lotteries in 24 countries internationally.

         We have recently been selected by the Iowa Lottery to provide a 7-year on-line lottery contract, beginning on July 1, 2001, with an estimated $40.0 million of potential revenue generated over the life of the contract. We also have been selected by the Maine State Lottery to provide instant tickets and an on-line lottery system, beginning July 2001, with an estimated $45.0 million of potential revenue generated over the six-year life of the contract. In January 2001, the British Columbia

         Lottery Corporation announced that it had chosen us to upgrade its lottery central gaming system. The arrangement is expected to provide revenues of approximately $8.0 million. In addition, in January 2001, the Jamaica Lottery Company Limited announced that it has chosen us to supply terminals, central system and support services for five years. When finalized, the arrangement will have the potential to generate revenues of $10.9 million and may include three two-year renewals.

    o PARI-MUTUEL GROUP (23% of Pro-forma Revenues). We are the leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We provide technology, software, equipment and services for pari-mutuel wagering conducted at thoroughbred, harness and greyhound racetracks and OTBs worldwide. We have approximately 65% of the market for pari-mutuel services in North America based on total Handle, and have benefited from the growth in remote wagering over the past ten years in the markets we serve. We also provide simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks, among the more than 800 OTBs we service. We typically provide, install and maintain the necessary pari-mutuel systems and equipment for these customers pursuant to five-year contracts under which we receive a weighted average of approximately 0.35% of the Handle wagered.

    o VENUE MANAGEMENT GROUP (14% of Pro-forma Revenues). We own and, subject to our compliance with certain licensing requirements, have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut. Our operations include 12 stand-alone OTBs state-wide, including two simulcasting teletheaters and three simulcasting raceview centers, and telephone account wagering to customers in 31 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 39 OTBs under a contract with an initial term continuing through June 2003. In addition, we are a 50% participant in a joint venture to operate up to approximately 2,500 OTBs in Germany. Our revenues are based on a percentage of the Handle wagered at our OTB venues, which ranges from 20% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook.

    o TELECOMMUNICATIONS PRODUCTS GROUP (8% of Pro-forma Revenues). In Europe we are a leading manufacturer of prepaid scratch-off phone cards, which entitle cellular phone users to a defined value of airtime. In 1999, approximately 47% of all European cellular phone subscribers used prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime while avoiding credit checks, connection fees and contract commitments. We estimate that we have approximately 14% of the fragmented European market for prepaid cellular phone cards and are the largest supplier to Vodafone Limited and Orange Personal Communications, two of Europe's leading cellular companies. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We have invested approximately $22.0 million in the past two years in our U.K. operations, to modernize our facilities and increase our annual prepaid phone card manufacturing capacity from 120 million cards in early 1999 to an estimated one billion cards by early 2001.

    For information concerning the Company's business and geographic segments, see Note 20 to the Consolidated Financial Statements.

    On December 20, 2000, we determined to change our fiscal year from the year ending October 31 to a calendar year, beginning with the year ending December 31, 2001. This change will result in a two month transition period ending December 31, 2000, with the next fiscal year commencing on January 1, 2001. We expect to file with the SEC a transition report on Form 10-Q covering the transition period from November 1, 2000 to December 31, 2000.

INDUSTRY OVERVIEW

    LOTTERY MARKET. Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 39 jurisdictions in the United States sell instant and on-line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Lottery revenues are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on the revenues generated by such sales.

    Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries, such as Powerball, are based on a random selection of a series of numbers selected by the player. On-line lotteries are generally pari-mutuel in nature in that the prize is based on Handle and the number of winners who share the prize pool, comprised of Handle less a predefined commission (although fixed prizes are also offered). On-line lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. On-line lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every 5 minutes in restricted social settings such as bars and is usually offered as an extension of on-line lottery systems. There are video lotteries played on video lottery terminals ("VLTs") featuring "line-up" and card games, typically targeted to locations such as horse and dog racing tracks, athletic arenas, certain bars, clubs and similar establishments. Video lotteries generally use a system different from an on-line system for accounting, security and control of VLTs. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

    Instant and on-line lottery retail sales comprise 92.7% of the U.S. market for lotteries. Based on industry information, it is estimated that 1999 U.S. and international on-line lottery retail sales totaled approximately $19.0 billion and $56.6 billion, respectively, and 1999 U.S. and international instant ticket lottery sales totaled approximately $14.8 billion and $27.5 billion, respectively. The U.S. instant ticket market grew at a compound annual growth rate of 8.2% from 1994 to 1999. Industry data indicates that instant ticket retail sales have been growing faster than on-line games because of "instant" rewards, marketing promotions and game interactivity compared to the delayed rewards of on-line games with periodic or weekly drawings.

    PARI-MUTUEL MARKET. Pari-mutuel wagering is currently authorized in 43 states in the United States, Puerto Rico, all provinces in Canada and approximately 100 other countries around the world. We estimate that total worldwide Handle in the pari-mutuel business was approximately $116.0 billion in 1999. According to the most recent industry statistics, pari-mutuel thoroughbred wagering Handle in the United States grew from $9.9 billion in 1994 to $13.7 billion in 1999, a compound annual growth rate of 6.7%.

    Similar to on-line lotteries, pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron's winnings are "pari-mutuelly" determined based on dividing the total Handle wagered, less a set commission, among the winners. Wagering is generally conducted at horse racetracks, greyhound dog races, jai alai frontons and OTBs. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations including lotteries.

    The increases in remote Handle (i.e. Handle generated where customers place wagers on location at one racetrack or OTB on races held at another racetrack) have more than offset declines in live Handle (i.e., Handle at the race or event itself). Remote wagering has increased its share of total Handle from 15% in 1986 to 83% of the U.S. thoroughbred pari-mutuel racing industry Handle in 1999. The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $11.8 billion in 1999, a compound annual growth rate of nearly 13.5%. A number of factors have led to this increase, including simulcasting of live races on private satellite video networks, public broadcasting and Internet video streaming, changes in pari-mutuel wagering regulations enabling simulcasting and the expansion of distribution channels including wagering at OTBs and by telephone and other interactive devices including personal computers. Remote wagering has resulted in increased Handle by facilitating virtually around the clock wagering availability, year-round racing events upon which to wager (previously impracticable because of the seasonal nature of regional racing activity) as well as the consolidation of "live" racing.

    PREPAID PHONE CARDS MARKET. Prepaid phone cards offer consumers convenient and less expensive cellular airtime purchases without credit checks, connection fees or contract commitments. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime while avoiding credit checks, connection fees and contract commitments.

OPERATIONAL OVERVIEW

      LOTTERY GROUP

    Our Lottery Group provides two product lines: Instant Tickets and Related Services ("ITRS") and Lottery Systems. Our Cooperative Services Program is the branded marketing name we have given to the combination of any of the products and services offered by both the Instant Ticket and Related Services and the Lottery Systems product lines when bundled under one customer contract.

    INSTANT TICKETS AND RELATED SERVICES. We are a leading provider of game design, instant ticket manufacturing and the associated logistics and marketing of instant tickets. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 26 of the 39 jurisdictions in the U.S. which currently sell instant lottery tickets. These U.S. Instant Ticket and Related Services contracts typically pay us a fixed price per thousand tickets or a percentage of lottery sales to the public and typically range from one to five years in duration, although they usually include one or more extension options which our customers generally exercise. Our U.S. based customers have typically exercised these extension options. In addition, we have instant lottery customers in over 50 countries internationally. In most international markets, lotteries typically purchase tickets and systems in an unbundled fashion. Of the approximately 8.4 billion instant tickets (12.3 billion 2x4 equivalent card size) we sold in 1999, approximately 20% were sold outside the United States. Some international customers purchase instant tickets as needed rather than through supply contracts. Central computer systems, terminals and associated software are typically purchased in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors.

    In 1974, we introduced the first secure instant game ticket. Today, the instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some greeting cards; instant tickets are normally played by removing a coating to determine if they are winning tickets.

    The increased application of computer-based and communications technologies (including proprietary technologies) to the manufacturing and servicing of instant tickets continues to separate the instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems. However, we also expect continued price-based competition in the instant ticket segment.

    We also manufacture instant tickets for promotional games and sell pull-tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc.

    In addition, we pioneered the idea of privatizing lottery functions, branded as the Cooperative Services Program, as a means of reducing the operating costs of lotteries while increasing lottery revenues and are the only instant ticket manufacturer which offers separate lottery ticket cooperative support services to supplement its manufacturing operations. Cooperative service contracts bundle instant tickets, systems facilities management and/or other cooperative services, including designing and installing game management software, telemarketing, field sales, accounting, instant ticket distribution, sales staff training, estimating ticket needs, managing staff, advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to control the distribution and sales of tickets, we have been successful in demonstrating to a number of jurisdictions that we can perform these functions effectively and at a low cost. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in these services for lotteries and pari-mutuel operations and are well-positioned to offer this privatization or outsourcing option to lotteries.

    We now have contracts for expanded or cooperative services with the states of Delaware, Florida, Georgia, Kentucky, Maine, Nebraska, New York, and Pennsylvania. Under such contracts, we are paid a percentage of the lottery's total instant ticket revenues. Customers select those services which they desire to privatize from a menu of cooperative services offered. Replacement of these agreements may be associated with large conversion costs incurred by the lottery to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

    LOTTERY SYSTEMS. We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the United States and internationally. This business includes the sale of on-line systems, instant ticket validation systems and terminals. Our lottery systems utilize proprietary technology that is similar to that used for pari-mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of on-line wagers as well as validation of winning on-line and instant play tickets, including probability tickets. Our lottery business includes the supply of transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going operation support and maintenance services. We also provide software, hardware and support for sports betting and credit card processing systems for non-lottery customers.

    In the U.S., we currently provide on-line systems and services to the Connecticut, Montana, Vermont and New Hampshire state lotteries. We also provide instant ticket validation systems to Nebraska, Maine, New York, Missouri and Kentucky. Virginia leased our SciScan Technology(R) terminals, including ongoing technical support. Recent on-line lottery system procurements have requested the capability to support the secure validation of probability tickets and we have both bid our on-line systems with SciScan Technology's(R) terminals and bid SciScan Technology's(R) terminals through other on-line lottery system providers.

    Internationally, we have systems in France, The Netherlands, Switzerland, Spain, Greece, Australia, Canada, Mexico, nine states in Germany and other countries, and provide on-line system facilities management services to nationwide lotteries in Barbados and the Dominican Republic.

    We have recently been selected to provide on-line services to Iowa, Maine and Jamaica lotteries and to provide an on-line lottery central system to the British Columbia lottery.

    We also sell standalone terminals for lottery applications. This includes the EXTREMA(TM) on-line lottery terminals and our SciScan Technology(R) terminals. Our EXTREMA(TM) on-line terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers. Beginning in the fourth quarter of 1998 and throughout fiscal 1999, we shipped approximately 12,500 terminals to Sisal Sport Italia S.p.A. pursuant to a contract to deliver a total of 20,000 EXTREMA(TM) lottery terminals by August 2000. SciScan Technologys(R) is a keyless validation system for retailers which significantly reduces the time required for ticket validation while at the same time improving security of the game. SciScan Technologys(R) terminals can be operated standalone or attached to an on-line lottery terminal to validate traditional instant tickets utilizing optical bar code technology, or our proprietary Winner's Choice(TM) probability tickets. Through our joint venture agreement with La Francaise des Jeux, the operator of the French National Lottery, we are developing a new generation of integrated on-line terminals with SciScan Technologys(R).

UNITED STATES LOTTERY CONTRACTS

    The table below lists the United States lottery contracts for which we had executed agreements as of January 26, 2001 and certain information with respect thereto. We are the primary provider of systems and services unless otherwise noted. The table also includes 1999 instant ticket or on-line retail sales, as applicable, for each state or district.


                 1999 INSTANT
                    TICKET/
                ON-LINE RETAIL  COMMENCEMENT  EXPIRATION DATE
                    SALES         DATE OF           OF
                  (DOLLARS        CURRENT        CURRENT             CURRENT RENEWAL             TYPE OF
STATE/DISTRICT    IN MILLIONS)    CONTRACT       CONTRACT           OPTIONS REMAINING            CONTRACT
-------------------------------------------------------------------------------------------------------------

Arizona........      $125.0    January 1998     January 2001              2 one-year                    ITRS
Colorado.......       240.4       July 2000        June 2004              1 one-year                    ITRS
Connecticut....       503.3     August 1998      August 2001              1 one-year                    ITRS
Connecticut....       326.9        May 1998         May 2003              5 one-year                 On-line
Delaware.......        19.7   November 2000    November 2001              3 one-year                    ITRS
District of
  Columbia.....        31.5        May 1996         May 2001                    none                    ITRS
Florida........       664.6      April 1997   September 2002                    none                    ITRS
Georgia........       900.7        May 1993        June 2003                    none                    ITRS
Idaho..........        56.9    October 1999     October 2001              2 one-year                ITRS (1)
Iowa...........        93.1    January 2001        June 2008              3 one-year                 on-line
Illinois.......       549.4       July 1996        June 2001              1 one-year                    ITRS
Indiana........       337.1   December 1997    December 2001                    none                    ITRS
Kentucky.......       252.4    October 1997   September 2002                    none        ITRS and Systems
Maine (4)......        39.0       July 2001        June 2007              2 two-year        ITRS and On-line
Maine..........       107.7       July 1990        June 2001                    none        ITRS and Systems
Massachusetts..     2,305.4     August 1999      August 2001              3 one-year                    ITRS
Minnesota......       280.0   February 2000     January 2002              3 one-year                ITRS (1)
Missouri.......       259.6       July 1993        June 2001                    none                    ITRS
Montana........        19.6      March 1999         May 2006                    none                 On-line
Nebraska.......        36.1       July 1993        June 2001                    none        ITRS and Systems
New Hampshire..        62.8       July 2000        June 2006              2 two-year                 On-line
New Jersey.....       547.1   November 1996     October 2001                    none                    ITRS
New Mexico.....        58.2      March 1997       March 2001              2 one-year                ITRS (1)
New York(3)....       937.5       July 1996        July 2001                    none                    ITRS
New York(3)....     2,634.0    January 2000       March 2002                    none        ITRS and Systems
Oregon.........       143.7       June 1998        June 2001              3 one-year                ITRS (1)
Pennsylvania...       457.0      April 1997       April 2002              5 one-year                    ITRS
Rhode Island...        59.5      April 1998       April 2001              2 one-year                ITRS (1)
South Dakota...        13.1       June 2000        June 2003              2 one-year                    ITRS
Texas..........     1,426.0  September 1999   September 2002                    none                    ITRS
Vermont........        13.7       July 2000        June 2006              2 two-year                 On-line
Virginia.......       576.7    January 1997        July 2002   1 three- or five-year              Systems(2)
Washington.....       261.3      March 2000       March 2003              3 one-year                    ITRS
W. Virginia....        77.0       June 2000        June 2003              2 one-year                    ITRS


(1)   Secondary supplier

(2)   Support of previously sold lottery system; fee not based on Handle

(3) There are separate contracts for the supply of instant tickets and the supply of warehousing, distribution, telemarketing and systems.

(4)   Contract awarded but not executed.

ITRS = Instant Ticket and Related Services
Systems = Instant ticket validation systems

    PARI-MUTUEL GROUP

    We are the leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

    NORTH AMERICAN PARI-MUTUEL OPERATIONS. We processed approximately 65% of the estimated $20 billion of pari-mutuel wagering Handle in North America during 1999, and have benefited from the growth in remote wagering over the past ten years in the markets we serve. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks, among the more than 800 OTBs we service. We typically provide, install and maintain the necessary pari-mutuel systems and equipment for our customers.

    The pari-mutuel wagering systems we provide in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. These systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket-issuing terminals used in a system are generally determined by physical layout and amount of wagering at, each facility. We also provide additional software and other support functions.

    In recent years, we have focused on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. These networks allow achievement of economies of scale by centralizing our computer system operations into hubs. Additionally, when linked to our other regional and national pari-mutuel wagering networks, these networks provide our customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. We believe our established wagering networks will give us a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of our ability to offer customers greater services more efficiently than our competitors. We currently operate regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, New Jersey, New York, Oregon, Pennsylvania, Texas, Washington, West Virginia, Puerto Rico, British Columbia and Ontario.

    Our pari-mutuel wagering system contracts typically run five years and contain certain warranties regarding implementation, operation, performance, and reliability of our wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The particulars of our warranties vary from contract to contract, depending on the outcome of negotiations. We also provide the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. We maintain ownership of the pari-mutuel wagering systems, which enables us to employ such equipment in more than one racetrack at different times during the year if a given customer does not operate wagering all year long.

    We typically receive revenue for our services in North America as a varying percentage of Handle, generally ranging up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately 0.31% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under our service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility. In addition to the Handle-based fees and minimums, fees for extra equipment and services may be charged, particularly for new terminal models and equipment levels which exceed those originally contracted.

    As part of our Handle-based fees, we may also receive an "interface fee" of 0.125% of Handle for combining these wagers into the "combined pools" of host tracks that we operate. This interface fee is collected from all tracks and OTBs that bet into host tracks, regardless whether we or another vendor provides wagering services for on-track wagering. We hold contracts with most of the U.S.'s premier thoroughbred venues which typically attract the greatest levels of simulcast and remote wagering, and therefore generate the highest interface revenues.

    INTERNATIONAL PARI-MUTUEL OPERATIONS. In Europe, we provide and operate pari-mutuel wagering systems at all of the racetracks in Germany, Ireland, The Netherlands, Turkey and Austria, as well as all of the OTBs in The

Netherlands and Germany. In France, we provide these systems and services to approximately 30% of the racetracks in the provinces. Our high volume, real-time data processing systems are comparable to those deployed in North America, and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. Our European services are provided under long-term contracts of five to ten years.

    In Germany, we have been providing pari-mutuel wagering systems and services to the nine major harness racetracks since 1994, and simulcasting services since January 1998. In September 1999, we began providing both pari-mutuel and simulcasting services to the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops as a result of our acquisition of selected pari-mutuel assets of Datasport Toto Dienstleistung GmbH & Co KG. In April 1999 we sold a pari-mutuel wagering system and began to provide ongoing maintenance and operating services for the next 10 years to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In Turkey, we have been providing a pari-mutuel system and associated maintenance services since 1995 for five racetracks and approximately 1,250 OTBs.

    In other international markets, we generally sell, deliver and install pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. We have sold systems in approximately 25 countries. Each of these systems is customized to meet the unique needs of each customer, including game designs, regulatory requirements, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of our proprietary system software, as well as installation, training, technical assistance, support, accessories and limited spare parts.

      OTHER PARI-MUTUEL OPERATIONS:

      o SIMULCASTING. We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai events to racing facilities, OTBs and casinos in North America and Europe. We simulcast racing events from over 60 racetracks and jai alai frontons to more than 200 racetracks and more than 1,100 OTBs throughout North America. We provide similar services in Europe, particularly in The Netherlands and Germany, where we service all 29 racetracks and more than 250 OTBs and bookmaker shops.

         In general, we receive a daily event fee from the racetracks for up-linking the video and audio signals and a monthly fee from racetracks, OTBs and casinos for the use of our decoders which are needed to unscramble the simulcast transmission. In addition, we sell any excess satellite transponder capacity to other users of satellite communications outside the racing industry, generally for short periods, but, from time to time, under long-term contracts.

      o NASRIN(TM). In conjunction with our 70% interest in a joint venture with Churchill Downs, we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network ("NASRIN(TM)"), that serves more than 50 racetracks. In 1997, Autotote was selected by the Thoroughbred Racing Association to implement this telecommunication system in partnership with AT&T, our primary telecommunications service provider. The system is designed to link all racing and simulcasting locations in North America and to be a platform for future technology developments. Built around AT&T's international frame relay network, NASRIN(TM) securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities, allowing racetracks and OTBs to expand their simulcast wagering opportunities. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

      o VIDEO GAMING MACHINES. We have developed a proprietary line of progressive video gaming machines for use at racetracks in North America, which combine full gaming functionality, such as video poker, blackjack, simulated spinning reels and keno, with full race betting functionality, including picture-in-picture capabilities. As a result, our video gaming machines allow patrons to wager on horse races and watch simulcasted races or other televised programs on a picture-in-picture video window, while continuing to wager on selected video games. We typically collect a flat fee per terminal plus fees for software upgrades and maintenance.

      VENUE MANAGEMENT GROUP

    Subject to certain licensing and operational requirements, we own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut. Our operations include 12 stand-alone OTBs state-wide, including two simulcasting teletheaters and three simulcasting raceview centers, and telephone account wagering to customers in 31 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 39 OTBs under a contract whose initial term continues through June 2003. In addition, we are a 50% participant in a joint venture to operate up to 2,500 OTBs in Germany. Our revenues are based on a percentage of the Handle wagered at our OTB venues, which ranges from 20% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook.

    In Connecticut, approximately $214.0 million was wagered in fiscal 1999 on more than 60 U.S. based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented several important product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone betting. In addition, our teletheaters and raceview centers feature large screen televisions and numerous other televisions throughout the facility to enhance the customer's entertainment experience. In September 1998, we began providing an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its new racebook located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven-year agreement. We believe this racebook is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals. Since our license permits us to add an additional teletheater location to our operations, we have undertaken to explore new and upgraded site locations around the state.

    Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive is determined by the track where the event is held and varies by type of wager. Our weighted average commission, based on Handle is approximately 22%.

    In July 1998, we acquired the rights to and began operating, all on-track and off-track pari-mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2003. We received additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 10 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing.

    In fiscal 1999, approximately $42 million was wagered in The Netherlands primarily on racing from The Netherlands, UK, and Germany. This is the first year since 1991 that Handle in The Netherlands has increased over the previous year. This improvement was possible because, in fiscal 1999, we provided simulcasting of Dutch racing to all of the OTBs throughout the entire year, and, in August 1999, we added simulcasting of French racing. We currently operate 33 OTB locations countrywide, including three sports cafes, and four on-track OTBs, as well as four on-track wagering systems. Our weighted average commission, based on Handle, for our Dutch operations is approximately 32%.

      TELECOMMUNICATIONS PRODUCTS GROUP

    In Europe we are a leading manufacturer of prepaid scratch-off phone cards, which entitle cellular phone users to a defined value of airtime. In 1999, approximately 47% of all European cellular phone subscribers used prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime while avoiding credit checks, connection fees and contract commitments. We estimate that we have approximately 14% of the fragmented European market for prepaid cellular phone cards and are the largest supplier to Vodafone Limited and Orange Personal Communications, two of Europe's leading cellular companies. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We have invested approximately $22 million in our U.K. operations in the past two years to modernize our facilities and increase our annual prepaid phone card manufacturing capacity from 120 million cards in early 1999 to an estimated one billion cards by early 2001.

SEASONALITY

    The first quarter of our fiscal year and a portion of our second fiscal quarter traditionally comprise the weakest season for pari-mutuel wagering service revenue. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the size and timing of contract awards, changes in customer budgets, inventory ticket position, lottery retail sales and general economic conditions.

CONTRACT PROCUREMENT

    LOTTERY GROUP

    Government operated lotteries in the United States typically operate under state mandated public procurement regulations. Lotteries select an instant ticket or on-line supplier by issuing a Request for Proposal ("RFP") which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities in the United States are sometimes challenged by unsuccessful competitors which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

    Our contracts periodically expire and/or reach optional extension dates. Upon the expiration of a contract (including any extensions thereof), lottery authorities may award new contracts through the competitive procurement process described above. There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive procurement processes in the future. Lottery contracts typically permit a lottery authority to terminate the contract at any time for failure to perform and other specified reasons, and many of such contracts permit the lottery authority to terminate the contract at will without penalty. Depending upon, among other factors, the amount of revenue derived thereunder, the termination, expiration or failure to renew one or more instant lottery contracts could have a material adverse effect on our results of operation, business or prospects. U.S. instant ticket lottery contracts typically have an initial term of from one to five years and usually provide the customer with options to extend the contract one or more times under the same or mutually agreeable terms and conditions for additional periods generally ranging from one to five years. The average term of a U.S. systems contract is five to ten years, with additional extension options, which limits the number of contracts available for bidding in any given year.

    PARI-MUTUEL GROUP

    Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Our contracts for the provision of pari-mutuel services in North America are typically for terms of five years. We have historically been successful in renewing our largest contracts as they have come due for renewal. However, there can be no assurance that we will continue to be able to renew our pari-mutuel systems contracts with our largest customers or our lottery contracts or our other major agreements. If we are unable to renew these contracts, there would be a material adverse effect on us.

    VENUE MANAGEMENT GROUP

    Subject to certain licensing and operational requirements, we own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut. Our license to provide on-track and off-track services in The Netherlands expires in the year 2003. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the case of Connecticut and The Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operations, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

    TELECOMMUNICATIONS PRODUCTS GROUP

    We have contracts with customers representing approximately 25% of our telecommunications products revenues. The remaining customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain numerous orders for varying periods of time.

RESEARCH AND PRODUCT DEVELOPMENT

    We believe that our ability to attract new lottery and wagering system customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our systems and related equipment. We maintain a development program directed toward systems development as well as toward the improvement and refinement of our present products and the expansion of their uses and applications. Many of our product developments and innovations have quickly become industry standards.

INTELLECTUAL PROPERTY

    Certain technology associated with our pari-mutuel wagering and lottery products is the subject of issued patents and patent applications currently pending with the United States and selected other countries. Most notable are our patents for the secure printing and validation of probability tickets. We have a number of registered trademarks and other common law trademark rights for certain of our products, including Winner's Choice(TM), Terra 2000(R), SciScan Technologys(R), PROBEs(R), EXTREMA(TM), AEGIS(TM), SGI-NET(TM), ECLIPSE(TM), SAMs(R), MAX(TM), TINY TIMs(R) and others. The software and control systems for our wagering systems are also the subject of copyright and/or trade secret laws. We are not aware of any pending claims of infringement or other challenges to our right to use our patents, trademarks or other intellectual property in any of our current businesses in the United States.

PRODUCTION PROCESSES; SOURCES AND AVAILABILITY OF COMPONENTS

    Our instant lottery ticket production process uses a series of dedicated computer-controlled printing presses and ink-jet imagers. We believe that our tickets incorporate the most advanced technology and security methodology available in the industry. Our facilities are designed for efficient, secure production of instant game tickets and support ink-jet image tape generation, printing, packaging and storage of instant game tickets.

    Our dedicated computer-controlled printing process is specifically designed for producing instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our specialized equipment contributes to the underlying superior manufacturing and product quality. Instant ticket games are delivered finished and ready for distribution by the lottery, or by us in the jurisdictions which are part of an instant ticket contract with cooperative services provided by us.

    Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

    Production of our systems and related component products primarily involve the assembly of electronic components into more complex systems and products. We produce our terminal products primarily at our manufacturing facility in Ballymahon, Ireland, or on a limited basis at our Newark, Delaware administration and development facility. Other manufacturing may be contracted out to third-party vendors, as needed.

    We normally have sufficient lead-time between reaching an agreement to provide a system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet their requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might diminish. The lead-time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors' lead-times and is also consistent with the needs of our customers.

COMPETITION

    LOTTERY GROUP

    The instant and on-line lottery businesses are highly competitive, and we face competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors.

    We currently have two primary instant lottery ticket competitors in the
U.S.: Pollard Banknote Limited ("Pollard") and Oberthur Gaming Technologies ("OGT", a subsidiary of Group Francois-Charles Oberthur of France). In addition, Creative Games International, Inc. ("Creative Games", a subsidiary of Canadian Bank Note Company, Ltd.) is a competitor in the U.S. We estimate that the retail sales value of our U.S. customer base was approximately 68% of total U.S. instant ticket retail sales in 1999--approximately twice as large as our next largest competitor. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the United States from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, OGT, Pollard, Creative Games, GPS Honsel and various other vendors.

    Our principal competitors in the on-line lottery systems business are GTECH Holdings Corporation ("GTECH") (our major competitor in the on-line market with approximately 72% of the U.S. market based on retail sales) and Automated Wagering International Inc. ("AWI"), a subsidiary of Anchor Gaming Inc. GTECH is also our major competitor in the international on-line market with the balance of the market being served by AWI, EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

    The market for our products is affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate such changes and to develop and introduce new and enhanced products on a timely basis will be significant factors in our ability to expand, remain competitive, attract new customers and retain existing contracts. There can be no assurance that we will have the financial or other resources to respond to such changes or to develop and introduce new products on a timely basis.

    PARI-MUTUEL GROUP

    The market for pari-mutuel wagering systems is also highly competitive. We compete primarily on the basis of design, performance, reliability and pricing of our products as well as customer service.

    To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology.

    Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and Anchor Gaming, Inc., which operates its pari-mutuel wagering systems business through its subsidiary United Tote. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. Competition in the video and data simulcasting business is highly fragmented with ourselves and Roberts Communications Network, LLC having achieved among the most significant market shares in North America. Current and future competitors in Internet-based wagering include YouBet.com and TVG.

    VENUE MANAGEMENT GROUP

    While we have exclusive licenses for the operation of our Connecticut and Dutch OTB operations, our revenues may be adversely affected by competition for the consumer's wagering dollar. Other pari-mutuel operations compete with us in Connecticut as well as other gaming entertainment including the lottery, two casinos in Connecticut as well as surrounding states and illegal gambling. Any new non-gaming products in a given market may result in increased competition for wagering dollars. Competition for wagers comes from casinos, lotteries and other forms of legal and illegal gambling. In addition, there are other entertainment options for the consumer's recreational time and dollars.

    TELECOMMUNICATIONS PRODUCTS GROUP

    The market for prepaid phone cards is highly fragmented but competition comes from other instant ticket lottery printers utilizing similar lottery security and printing technologies, as well as alternative printing and non-printing technologies. In addition, there are alternative technologies such as smart cards or alternative means to provide the funding of telephone services. We are investing in new higher speed and higher capacity printing and packaging technologies that we believe, in combination with our lottery security and logistics expertise, will provide us a competitive advantage in this market. Our competitors in this area include OGT, Schlumberger Limited and Gemplus S.A.

REGULATION

 GENERAL

    Lotteries, pari-mutuel wagering, sports wagering, and video gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing of a company and its subsidiaries. Regulators in those jurisdictions review many facets of an applicant for or holder of a license including, among other items, financial stability, integrity and business experience. We believe that we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

    In 1996, the United States Congress passed legislation authorizing a comprehensive study of gaming, including segments of the gaming industry served by us. That study was completed and released in 1999. In part, as a result of this study, legislation further regulating various forms of wagering on the Internet and telephone wagering on pari-mutuel events is pending in the United States Congress. Current legislation before the U.S. Congress known as the Kyl Bill would generally ban Internet wagering except for, subject to any contrary state law, pari-mutuel wagering and intrastate lotteries. Various proposed amendments to the Kyl Bill may impact intrastate Internet lotteries or inter-state pari-mutuel wagering. In December 2000, Congress enacted legislation authorizing patrons to place pari-mutuel wagers, where lawful in each state involved, by "telephone or other electronic media" with off track betting systems in the same or a different state. This legislation may expand the number of jurisdictions from which we and our customers may accept pari-mutuel wagers by phone or the internet and reduce legal uncertainties concerning such wagers. We are unable to predict how this legislation will be interpreted by regulatory authorities, whether other legislation may be enacted that would impose other regulations or restrictions on telephone and Internet wagering operations, and whether such interpretations or legislation, if any, would have a material adverse impact on us.

    Furthermore, law enforcement in certain jurisdictions have aggressively opposed the expansion of wagering via the Internet and telecommunications facilities through criminal prosecutions and civil actions. While we believe that our current and planned business activities comply with all applicable laws, and we have not been materially challenged, there can be no assurance that that such activities might not be challenged in the future or that such challenges would not have a material adverse impact on us or our business plans.

    We have developed and implemented an extensive internal compliance program in an effort to assure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by a full-time compliance officer, and is overseen by the Compliance Committee authorized by our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

 LOTTERY OPERATIONS

    At the present time, 37 states, the District of Columbia, Puerto Rico, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues which must be paid back to players in prize money, are usually fixed by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

    To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a company's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

    We from time to time retain governmental affairs representatives in various states of the United States to advise legislators and the public concerning our views on lottery legislation, to monitor such legislation and to advise us in our relations with lottery authorities. We also make campaign contributions to various state political parties and state political candidates. We believe we have complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

    The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the United States. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we have, in a number of instances, allied ourselves with a local company when seeking foreign lottery contracts. Laws and regulations applicable to lotteries in the United States and foreign jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

PARI-MUTUEL WAGERING

    Forty-three states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and nineteen states and many foreign countries, including Mexico, have authorized pari-mutuel wagering on dog races. In addition, Connecticut, Rhode Island, Nevada, Florida and Mexico also allow pari-mutuel betting on jai alai matches.

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

    In order for our subsidiary to provide pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission ("New Jersey Commission") as a gaming related casino service industry and by the New Jersey Racing Commission in accordance with the New Jersey Casino Control Act ("Casino Control Act"). An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and our subsidiary may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For casino holding companies, the New Jersey Commission traditionally has waived the qualification requirement for non-institutional investors holding less than 15% of a debt issue and for institutional investors holding less than 50% of a debt issue and less than 20% of the issuer's overall debt.

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

    As a consequence of the sale of our new convertible preferred stock, the Casino Control Act required our subsidiary that held a casino service industry license to relinquish said license upon the closing of that sale and apply anew for licensure. We obtained preliminary approval from the New Jersey Racing Commission and a transactional waiver from the New Jersey Commission that allows us to continue providing services to Atlantic City casinos pending investigation of the new application that we filed and until our subsidiary is relicensed and our directors, officers and certain security holders are qualified. The prospective purchasers of the convertible preferred stock and certain of their directors and officers will be required to seek qualification, and to seek waiver of qualification, of their directors, officers and shareholders. We believe that all the foregoing actions will be satisfactorily concluded in due course. However, there can be no assurance that this will be the case, and our failure to obtain any of the foregoing approvals could have a material adverse effect on us or our business plans.

    Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the "Division") may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. Legislation recently enacted by Congress may subject these operations to regulation by states in which patrons are located when they call the telephone wagering operation. We are unable to predict whether and how such legislation will effect telephone wagering operations conducted by us and our customers. We have begun to expand the market for our "business-to-consumer" On the Wire(TM) account wagering business through our Connecticut OTB from 13 states to over 30.

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

    From time to time, government officials in other states are considering proposals to legalize or expand video gaming, or video lottery in their states. Many legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

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

    The West Virginia Lottery Commission has licensed us or our subsidiaries to supply VLTs to authorized pari-mutuel racing facilities in that state in accordance with the Racetrack Video Lottery Act.

    In Canada, one of our subsidiaries has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with the Gaming Control Act, 1992 of Ontario and the Alberta Gaming and Liquor Commission in accordance with the Gaming and Liquor Act of Alberta. Another subsidiary has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of Ontario, Alberta and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario, Alberta and Manitoba have the authority to conduct thorough background investigations of us, our officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of its registrations in Ontario, Alberta and Manitoba.

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

    Federal law also affects our video gaming industry activities. The Federal Gambling Devices Act of 1962 (the "Devices Act") makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the United States, or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of our products, such as the PROBE? XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel betting at a racetrack, such as our pari-mutuel wagering terminals. We have registered under the Devices Act, and believe that we are substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

 SIMULCASTING

    The Federal Communications Commission (the "FCC") regulates the use and transfer of earth station licenses used to operate our domestic simulcasting operations.

    At present, 43 states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize interstate and/or intrastate pari-mutuel wagering, which may involve the simulcasting of the races in question. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering, and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by us to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. We believe that we are in substantial compliance with applicable regulations and that we, and/or the appropriate third parties, have entered into contracts and obtained the necessary regulatory approvals to lawfully conduct current simulcast operations.

 NEVADA REGULATORY MATTERS

    We and certain of our wholly-owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada (collectively, the "Applications"). There can be no assurances that the pending Applications by us and our Nevada Operating Subsidiaries will be approved or that if approved, they will be approved on a timely basis or without conditions or limitations.

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

    We are an applicant for registration by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly-owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor an operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system (our "Nevada Operating Subsidiaries"). As a Registered Corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our Nevada Operating Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our Nevada Operating Subsidiaries have or will apply to the Nevada Gaming Authorities for the various registrations, approvals, permits, findings of suitability and licenses (collectively "Gaming Licenses") in order to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to us and our Nevada Operating Subsidiaries if they are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or our Nevada Operating Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our Nevada Operating Subsidiaries are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the licensed activities of our Nevada Operating Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The entity with which the applicant is employed or for which the applicant serves must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or our Nevada Operating Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us and our Nevada Operating Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    We and our Nevada Operating Subsidiaries will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our Nevada Operating Subsidiaries will be required to be reported to or approved by the Nevada Commission. If we are licensed by the Nevada Gaming Authorities, any (i) guarantees issued by our Nevada Operating Subsidiaries in connection with any financing; (ii) hypothecation of the assets of our Nevada Operating Subsidiaries as security in connection with any financing; and/or
(iii) pledges of the equity securities of our Nevada Operating Subsidiaries as security in connection with any financing will require the approval of the Nevada Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our Nevada Operating Subsidiaries, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our Nevada Operating Subsidiaries, us and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our Nevada Operating Subsidiaries could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada.

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

    After becoming a Registered Corporation, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds from that sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. While we are not yet subject to the provisions of the Nevada Act or the regulations of the Nevada Commission, such regulations also provide that any entity that is not an "affiliated company," as such term is defined in the Nevada Act, or which is not otherwise subject to the Nevada Act or such regulations, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application. The exchange offer to exchange publicly registered notes for the notes offered hereby may constitute such a public offering. In response to our request for a ruling from the Nevada Board Chairman that it is not necessary to submit the exchange offer for the Nevada Commission's prior approval, the Nevada Board Chairman ruled that the exchange offer is not subject to the prior approval requirement.

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

SECURITY

    We recognize that security and integrity are the foundation of successful lottery organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery employees and others. Because the integrity of a lottery is believed essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. We are not aware of any practical, economically feasible way to breach the security of our instant lottery tickets or on-line games which could result in a material loss to any of our customers, nor are we aware of any breach thereof which has resulted in any material loss to any of our lottery customers.

    We constantly assess the adequacy of our security systems, incorporating various improvements, such as bar coding and additional layers of protection in our instant tickets. There must be well-planned security measures in place at every stage of the lottery operation. We have pioneered and effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in our data processing and the computer operations phase. We also retain a major public accounting firm to perform agreed upon procedures for each game produced before it is sent to the customer.

EMPLOYEES

    As of October 31, 2000, we employed approximately 2,560 persons. Most of Autotote's North American pari-mutuel employees involved in field operations and repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts, extending through October 2001 and May 2004, respectively. Two of Scientific Games' employee groups are represented by a labor union. SG Austria's employees are represented by a Worker's Council, which is typical in many European companies. At the Leeds and Bradford facilities in the United Kingdom, approximately 328 employees are members of the Graphic Print and Media Union.

EXECUTIVE OFFICERS OF THE COMPANY

      Certain information concerning Autotote Corporation's executive officers is set forth below:


NAME                     AGE    POSITION
----------------------------------------------------------------------------------------------------

A. Lorne Weil.............54    Chairman of the Board, President and Chief Executive Officer
Martin E. Schloss.........54    Vice President, General Counsel and Secretary
DeWayne E. Laird..........53    Vice President, Chief Financial Officer and Controller
Gerald Lawrence...........61    Executive Vice President
William J. Huntley........51    President, Scientific Games Systems Division
Cliff O. Bickell..........57    President, Printed Products Division of Scientific Games


    Our Executive Officers hold office for an indefinite term, subject to the discretion of our Board of Directors.

    MR. A. LORNE WEIL has been an Autotote director since December 1989, Chairman of the Board since October 31, 1991, Chief Executive Officer since April 1992 and President since August 1997. Mr. Weil held various senior management positions with us and our subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until we acquired it in 1989. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Mr. Weil is currently a director of Fruit of the Loom, Inc., General Growth Properties, Inc. and XESystems Inc., a subsidiary of XEROX Corporation.

    MR. MARTIN E. SCHLOSS has been Autotote's Vice President and General Counsel since December 1992 and Secretary since May 1995. Mr. Schloss also serves as a Vice President and Secretary of most of our subsidiaries.

From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one-half years.

    MR. DEWAYNE E. LAIRD has been Autotote's Vice President and Chief Financial Officer since November 1998 and our Corporate Controller since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

    MR. GERALD LAWRENCE has been Autotote's Executive Vice President and President of Autotote Enterprises, Inc., the Autotote subsidiary that operates the Connecticut OTB, since June 1998. Mr. Lawrence served as President of Autotote Systems, Inc., Autotote's principal pari-mutuel subsidiary, from March 1996 to June 1998 and as Vice President from November 1994 to June 1998. From January 1991 to August 1994, Mr. Lawrence held the position of Executive Vice President of The New York Racing Association, Inc. From November 1984 through December 1990, he served as Executive Vice President and Chief Operating Officer of Churchill Downs Incorporated.

    MR. WILLIAM J. HUNTLEY joined Autotote in 1973 and has served as President of Autotote Lottery Corporation, Autotote's lottery subsidiary, since November 1997. Mr. Huntley served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations from 1991 to 1994. In September, 2000, after the Scientific Games acquisition, Mr. Huntley was named President of Scientific Games' Systems division.

    MR. CLIFF O. BICKELL became President-Printed Products Division of Scientific Games Inc. in September, 2000 after Scientific Games acquisition. Since joining Scientific Games in 1995, he served as Vice President, Treasurer and Chief Financial Officer until the acquisition was completed. Prior to joining Scientific Games, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration--Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

ITEM 2. PROPERTIES

    The following is a list of facilities that we use in the operation of our business. Under the terms of our Credit Facility, all of our interests in the following facilities are subject to a Security interest in favor of Our Senior Secured lenders.


      BUSINESS              LOCATION          SQUARE FEET  OWNED/LEASED       PURPOSE
------------------------------------------------------------------------------------------------------------------------

Corporate..........   New York, NY                  12,000   Leased     Corporate Headquarters
Pari-Mutuel........   Newark, DE                    45,000   Leased     Administration, operations and manufacturing
                      Essen, Germany                 4,000   Leased     Operations
                      Various                       28,500   Leased     Warehouse space
                      Cedex, France                 10,000    Owned     Administration and operations
Venue Management...   Various cities, CT            44,000   Leased     OTB facilities
                      New Haven, CT                  2,000   Leased     Administration
                      Netherlands                   16,000   Leased     Administration and operations
                      Various cities, Netherlands   44,000   Leased     OTB facilities Netherlands
                      Windsor Locks, CT             39,000    Owned     OTB facility
                      New Haven, CT                 55,000    Owned     OTB facility, administration and operations
Lottery............   Rocky Hill, CT                17,000   Leased     Administration and operations
                      Barre, VT                      3,100   Leased     Administration
                      Concord, NH                    5,600   Leased     Administration and operations
                      Helena, MT                     4,000   Leased     Administration and operations
                      Urbandale, IA                  7,500   Leased     Administration and operations
                      Gardner, ME                   10,000   Leased     Administration and operations
                      Ballymahon, Ireland           10,000   Leased     Manufacturing
                      Bradford, England             30,000   Leased     Manufacturing
                      Vienna, Austria               10,000   Leased     Administration and operations
                      Paris, France                 12,000   Leased     Administration and operations
                      Various                      200,000   Leased     Warehouse space
                      Alpharetta, GA (1)           245,000    Owned     Manufacturing
Telecommunication
  Products.........   Leeds, England               112,000   Leased     Manufacturing

----------

(1) We have expanded the Alpharetta, Georgia facility by 60,000 square feet to accommodate additional manufacturing and office space. We commenced manufacturing operations in our expanded manufacturing facility in December of 2000 and expect to achieve full operational capacity by March 2001.

ITEM 3. LEGAL PROCEEDINGS

    Although the Company is a party to various claims and legal actions arising in the ordinary course of business, management believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on the consolidated financial position or results of operations of the Company.

    Autotote's subsidiary, Scientific Games Inc. ("SGI"), owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud (the "Colombian

Litigation"). Ecosalud's claims in the Colombian Litigation were for, among other things, realization on the full amount of the penalty, plus interest and costs of the bond.

    The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. On April 2, 1998, Seguros brought suit against SGI in the District Court for the Northern District of Georgia, Atlanta Division seeking $2.4 million for sums paid by Seguros to Ecosalud under the surety bond on November 1, 1994, plus interest at the Colombian bank rate of interest.

    On September 29, 1999, the District Court denied various motions of SGI, including a motion to dismiss, based on the Colombian statute of limitations of two years, and granted Seguros' motion for summary judgment, which was filed on May 6, 1998, and entered judgment for Seguros in the amount of $2.4 million or the equivalent in Colombian pesos as of the judgment date, plus pre-judgment interest at a rate of 38.76% per annum, equivalent to approximately $4.6 million. SGI has appealed the District Court's order and judgment and posted a $7.0 million appeal bond. SGI continues to believe that it has meritorious defenses, including that the amount paid by Seguros was improperly paid because of the default by Ecosalud of its obligations to SGI, which claims remain the subject of separate litigation in Colombia.

    SGI has been advised by Colombian counsel that SGI has various legal defenses to Ecosalud's claims which we intend to vigorously pursue. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1.5 million confirmed letter of credit in favor of SGI. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets, to honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability.

    Although it is not possible to determine the ultimate outcome of the appeal of the order and judgment granted to Seguros or the outcome of any litigation in Colombia, management, believes that any potential losses will not have a material adverse effect on the consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATE
        STOCKHOLDER MATTERS

    Our Class A Common Stock is traded under the symbol "TTE" on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A Common Stock.


                                             Fiscal 1999     Fiscal 2000
                                          ---------------  -----------------
                                            High    Low     High      Low
                                          -------- ------  -------  --------
First Quarter.............................$   2.38   1.69    4.69     2.25
Second Quarter............................    2.06   1.50    5.31     3.06
Third Quarter.............................    3.38   1.75    4.88     3.00
Fourth Quarter............................    3.63   2.50    4.75     2.95

    On January 25, 2001, the last reported sales price for our Class A Common Stock on the American Stock Exchange was $3.40 per share. The approximate number of holders of record of our Class A Common Stock as of January 26, 2001 was 1,791.

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

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

    As of October 2, 2000, we issued Warrants to purchase up to 250,000 shares of our Class A Common Stock at a price of $3.58 per share to Ramius Securities, LLC (together with its affiliates, "Ramius") in connection with the services of Ramius as our financial advisor in obtaining certain financing commitments in connection with the acquisition of Scientific Games. Based on representations of Ramius, such Warrants were issued in a private transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Holders of the Warrants will be entitled to certain registration rights.

    As of October 5, 2000, certain Warrants to purchase up to 2.9 million shares of our Class A Common Stock originally issued to our financial advisors, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers), were retired in exchange for the issuance of 2.9 million shares of such Common Stock, pro rata to the Warrant holders, in a transaction exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) thereof. Holders of such shares will be entitled to certain registration rights.

    The terms of the Company's outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which must be paid in kind in the form of additional shares of Preferred Stock until the ninth dividend payment, in September 2002, and thereafter may be paid in kind at the Company's option. An aggregate of 21.6 thousand shares of Preferred Stock were issued by the Company in payment of the September 2000 and December 2000 dividends, pro rata to the holders of the outstanding Preferred Stock, as a dividend on the Preferred Stock originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof, and without additional consideration.

    The foregoing is only a summary of certain terms of our Series A Convertible Preferred Stock, the Warrants and related agreements and is qualified by reference to Exhibits 3.2, 10.11, 10.26 and 99.5 which are hereby incorporated by this reference.

ITEM 6. SELECTED FINANCIAL DATA

    Selected historical financial data presented below as of and for the five years ended October 31, 2000 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent certified public accountants. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1995 through 2000, including the acquisition of Scientific Games since September 6, 2000, and should be read in conjunction with
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8 of this Annual Report.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  YEARS ENDED OCTOBER 31,
                                                          ---------------------------------------------------------------------
                                                             1996           1997           1998           1999          2000
                                                          ---------      ---------      ---------      ---------      ---------
SELECTED STATEMENT OF OPERATIONS DATA:
Operating Revenues:
     Services .......................................     $ 137,794        132,989        135,790        148,660        186,520
     Sales ..........................................        38,441         24,343         23,523         62,488         46,828
                                                          ---------      ---------      ---------      ---------      ---------
                                                            176,235        157,332        159,313        211,148        233,348
                                                          ---------      ---------      ---------      ---------      ---------
Costs and Expenses:
     Cost of services ...............................        86,674         80,496         88,916         99,496        126,601
     Cost of sales ..................................        25,864         15,396         15,739         43,937         29,299
     Selling, general and administrative ............        31,921         28,444         26,205         27,178         35,664
     Restructuring and write-off of assets ..........          (649)            --             --             --             --
     Depreciation and amortization ..................        40,853         36,728         29,489         22,189         27,826
     Interest expense ...............................        14,837         14,367         15,521         16,177         31,231
     Other (income) expense .........................           560             79         (1,064)            15           (456)
     Litigation settlement ..........................         6,800             --             --             --             --
     (Gain) loss on sale of businesses ..............         1,127         (1,823)            66          1,600             --
                                                          ---------      ---------      ---------      ---------      ---------
   Total costs and expenses .........................       207,987        173,687        174,872        210,592        250,165
                                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before income tax
   expense and extraordinary item ...................       (31,752)       (16,355)       (15,559)           556        (16,817)
Income tax expense ..................................         2,443            906            321            177          1,603
                                                          ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item .............       (34,195)       (17,261)       (15,880)           379        (18,420)
Extraordinary item ..................................            --           (426)            --             --         12,567
                                                          ---------      ---------      ---------      ---------      ---------
Net income (loss) ...................................       (34,195)       (17,687)       (15,880)           379        (30,987)
Preferred dividend ..................................     $      --             --             --             --          1,014
                                                          =========      =========      =========      =========      =========
Net Income (loss) available to common stockholders ..     $ (34,195)       (17,687)       (15,880)           379        (32,001)
                                                          =========      =========      =========      =========      =========

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items ............     $   (1.09)         (0.50)         (0.44)          0.01          (0.50)
Extraordinary items .................................            --          (0.01)            --             --          (0.34)
                                                          ---------      ---------      ---------      ---------      ---------
Net Income (loss) ...................................     $   (1.09)         (0.51)         (0.44)          0.01          (0.84)
                                                          =========      =========      =========      =========      =========
Net Income (loss) available to common stockholders ..     $   (1.09)         (0.51)         (0.44)          0.01          (0.87)
                                                          =========      =========      =========      =========      =========

SELECTED BALANCE SHEET DATA (END OF PERIOD):
Total assets ........................................     $ 196,793        153,541        156,500        165,559        647,215
Total long-term debt, including
 current installments ...............................     $ 169,024        149,857        158,870        157,144        443,834
Stockholders' equity (deficit) ......................     $ (20,196)       (33,240)       (48,638)       (48,219)        34,319
Weighted  average  number of shares used in per share
calculation:
     Basic shares ...................................        31,305         34,469         35,696         36,118         36,928
     Diluted shares .................................        31,305         34,469         35,696         38,343         36,928
                                                          =========      =========      =========      =========      =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    As a result of the Scientific Games acquisition, we are the largest provider of services, systems and products to both the pari-mutuel gaming and instant ticket lottery industries, and we believe we are the only fully integrated lottery service provider in the world. We believe that we offer the broadest and most technologically advanced array of products and services in these industries and that we are the market leader in creating innovative pari-mutuel wagering and lottery products. Our Lottery Group is the leading provider of instant lottery tickets and related services, accounting for approximately 68% of all retail sales of instant lottery tickets in the United States in 1999. Our Lottery Group also supplies technologically advanced on-line lottery systems and instant ticket validation equipment to lotteries in the U.S. and internationally. Our Pari-mutuel Group is the leading provider of pari-mutuel wagering systems worldwide and has an approximate 65% share of the estimated $20.0 billion of North American racing industry wagers, or "Handle." Our Venue Management Group, utilizing our pari-mutuel business expertise, owns or operates off-track betting venues or "OTBs" in Connecticut, The Netherlands and Germany, from which we earn a significantly higher percentage of the Handle than we earn by providing services to third-party operators. Finally, our Telecommunications Products Group leverages our superior lottery technology to create highly secure, paper-based, prepaid phone cards for the rapidly growing international cellular telephone markets.

    On September 6, 2000, Autotote completed the acquisition of Scientific Games, a world leading supplier of lottery products, integrated lottery systems and support services, and prepaid telephone cards. This acquisition combines Autotote's pari-mutuel wagering, venue management and on-line lottery businesses with Scientific Games' complementary instant lottery ticket and related services, on-line lottery and instant ticket validation, and rapidly growing prepaid phone card businesses. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of Autotote at a cost of approximately $308 million in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition has been recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition and the operating results of Scientific Games businesses have been included in the consolidated statements of operations from the date of the acquisition.

    The Scientific Games acquisition and the refinancing of substantially all existing debt of both Autotote and Scientific Games, along with the payment of related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150.0 million principal amount of our series A notes; (2) $280.0 million of term loan borrowings under our new senior credit facility; (3) $2.98 million of borrowings under the revolving credit facility of our new senior credit facility; (4) $4.805 million of cash on hand; and (5) $110.0 million of gross proceeds from the sale of new convertible preferred stock, principally to an affiliated entity of Olivetti S.p.A.

    Autotote historically operated primarily in three business segments:
Pari-mutuel Operations, Venue Management Operations and Lottery Operations. Autotote's Lottery Operations have historically included both domestic and international lottery service operations, including the sale of lottery systems and equipment. Autotote's Pari-mutuel Operations have included all aspects of its pari-mutuel service business, encompassing Autotote's North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. Autotote's Venue Management Operations have included its Connecticut off-track betting operations and its Dutch on-track and off-track betting operations.

    Subsequent to the Scientific Games acquisition, we reorganized our operations into four business segments: Lottery Group, Pari-Mutuel Group, Venue Management Group and Telecommunications Products Group.

    Our Lottery Group consists of two product lines: Instant Tickets and Related Services ("ITRS") and Lottery Systems. ITRS includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Lottery Systems is comprised of our historical Lottery Operations segment as well as Scientific Games' systems business, both of which include the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products.

This product line also includes software and hardware and support service for sports betting and credit card processing systems.

    Our Pari-Mutuel Group is comprised of the same businesses historically reported in Autotote's Pari-mutuel Operations segment which encompasses our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment.

    Our Venue Management Group is comprised of the same businesses historically reported in Autotote's Venue Management Operations segment and include the Connecticut off-track betting operations, and Autotote's Netherlands on-track and off-track betting operations.

    Our Telecommunications Products Group is comprised of the prepaid cellular phone cards business.

    In the second quarter of fiscal 2000, Autotote completed the sale of its SJC Video business, which had previously been reported as a separate segment.

    Autotote's revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide ITRS and wagering systems and services; or are derived from wagering by customers at facilities owned or leased by Autotote. Sales revenues are derived from sales of prepaid phone cards, and from contracts for the sale of wagering systems, equipment, and software licenses.

    The first quarter of Autotote's fiscal year and a portion of its second fiscal quarter traditionally comprise the weakest season for pari-mutuel wagering service revenue. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the size and timing of contract awards, changes in customer budgets, inventory ticket position, lottery retail sales and general economic conditions.

    Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of Scientific Games in fiscal 2000, the German pari-mutuel service business in fiscal 1999, and the Netherlands pari-mutuel venue management business in fiscal 1998, which were all accounted for as purchases, all affect the comparability of operations from period to period (see Note 3 to Autotote's Consolidated Financial Statements).


RESULTS OF OPERATIONS:
                                                  YEARS ENDED OCTOBER 31,
                                             -------------------------------
                                               1998        1999        2000
                                             -------     -------     -------
LOTTERY GROUP                                        (IN THOUSANDS)
Service revenue ........................     $ 9,217      10,238      43,219
Sales revenue ..........................     $ 8,830      39,102      21,161
                                             -------     -------     -------
Total operating revenue ................     $18,047      49,340      64,380
                                             =======     =======     =======

Gross Profit (excluding depreciation and
amortization) ..........................     $ 5,313      12,672      17,136
                                             =======     =======     =======

PARI-MUTUEL GROUP
Service revenue ........................     $74,171      75,788      81,563
Sales revenue ..........................     $14,693      23,386      19,678
                                             -------     -------     -------
Total operating revenue ................     $88,864      99,174     101,241
                                             =======     =======     =======

Gross Profit (excluding depreciation and
amortization) ..........................     $35,317      39,612      40,885
                                             =======     =======     =======


                                                    YEARS ENDED OCTOBER 31,
                                             ----------------------------------
                                               1998         1999         2000
                                             --------     --------     --------
VENUE MANAGEMENT GROUP
Service revenue ........................     $ 50,525       61,562       61,411
                                             ========     ========     ========

Gross Profit (excluding depreciation and
amortization) ..........................     $ 13,569       15,121       16,785
                                             ========     ========     ========

TELECOMMUNICATIONS PRODUCTS GROUP
Sales revenue ..........................     $     --           --        5,989
                                             ========     ========     ========

Gross Profit (excluding depreciation and
amortization) ..........................     $     --           --        2,642
                                             ========     ========     ========

SJC VIDEO GROUP
Service revenue ........................     $  1,877        1,072          327
                                             ========     ========     ========

Gross Profit (excluding depreciation and
amortization) ..........................     $    459          310           --
                                             ========     ========     ========

COMPANY TOTAL
Service revenue ........................     $135,790      148,660      186,520
Sales revenue ..........................     $ 23,523       62,488       46,828
                                             --------     --------     --------
Total operating revenue ................     $159,313      211,148      233,348
                                             ========     ========     ========

Gross Profit (excluding depreciation and
amortization) ..........................     $ 54,658       67,715       77,448
                                             ========     ========     ========

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUE ANALYSIS

    Lottery Group service revenue of $43.2 million in fiscal 2000 improved $33.0 million from fiscal 1999 due to the addition of Scientific Games in September 2000, plus a full year of service to the Montana lottery which was launched in April 1999, and the start-up of the Vermont and New Hampshire lotteries in July 2000. Sales revenue of $21.2 million in fiscal 2000 decreased $17.9 million from fiscal 1999 due to the April 1999 equipment sale to the Montana lottery plus completion of the 20,000 terminal sale to Sisal Sport Italia SpA.

    Pari-mutuel Group service revenue of $81.6 million in fiscal 2000 improved $5.8 million or 7.6% from fiscal 1999. $4.0 million of this increase is attributable to the addition of the expanded German operations in the fourth quarter of fiscal 1999, plus revenue improvements in Ireland and in the NASRIN(TM) service operation. These revenue increases were partially offset by lower revenues in the French racing operations and in the North American simulcasting operations. Sales revenue of $19.7 million in fiscal 2000 decreased $3.7 million or 15.9% from fiscal 1999 primarily due to the fiscal 1999 sale of terminals to the UK Tote, partially offset by fiscal 2000 sales to Italy and Chile.

    Venue Management Group service revenue of $61.4 million in fiscal 2000 were slightly lower than in fiscal 1999 as Handle related revenue increases of 3.4% in the Connecticut OTB operations were completely offset by the effect of the lower Euro exchange rate on the Netherlands revenues.

    Telecommunications Group sales revenue of $6.0 million in fiscal 2000 are the result of the acquisition of Scientific Games in September 2000.

    SJC Video Group service revenue of $.3 million in fiscal 2000 are $.7 million less than fiscal 1999 as a result of the sale of the business in February 2000.

GROSS PROFIT ANALYSIS

    The total gross profit earned, exclusive of depreciation and amortization, of $77.4 million in fiscal 2000 increased by $9.7 million, or 14.4%, from fiscal 1999.

    Lottery Group gross profit of $17.2 million or 26.9% of revenues improved $4.5 million in fiscal 2000 from $12.7 million or 25.7% of revenues in fiscal 1999. The improvement is attributable to the addition of the Scientific Games business coupled with the addition of a full year of operation on the Montana lottery contract and the addition of the Vermont and New Hampshire lottery contracts since July 2000. These increases were offset by lower equipment sales revenues in fiscal 2000 plus Scientific Games business integration costs. In addition, the increases were impacted by the shutdown of the California plant and corresponding start-up of the new press in the Atlanta plant in the Scientific Games manufacturing operation. The combination of the interrupted production and unusually high costs (such as overtime and scrap), coupled with excess costs in the systems business of Scientific Games, is estimated to have had a $5.0 million negative impact on EBITDA in the fourth quarter of fiscal 2000.

    Pari-mutuel Group gross profit of $40.9 million in fiscal 2000 or 40.4% of revenues improved $1.3 million from $39.6 million or 39.9% of revenues in fiscal 1999. This improvement primarily reflects the benefits of additional revenue in the German operations and the continued growth of the NASRIN operations, plus higher equipment sales, all partially offset by lower revenues in the French operations, reduced satellite transponder bulk market sales, and higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider as a result of a service interruption. During the year, the Company largely completed the conversion of its satellite network to 8 to 1 compression but was unable to eliminate the resulting excess transponder capacity until late in the year due to market softness. Consequently an annualized saving of approximately $2.0 million that was expected to contribute to profitability in fiscal 2000 will not begin until 2001.

    Venue Management Group gross profit of $16.8 million in fiscal 2000 or 27.3% of revenues improved $1.7 million from $15.1 million or 24.6% of revenues in fiscal 1999. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation, partially offset by approximately $1.0 million of start-up costs incurred in connection with the German OTB joint venture.

    Telecommunications Group gross profit of $2.6 million in fiscal 2000 represents the Group's results since their acquisition as part of Scientific Games in September 2000.

    SJC Video Group gross profit of nil in fiscal 2000 is $.3 million less than fiscal 1999 as a result of the sale of the business in January 2000.

    Gross profit as a percent of service revenues decreased to 32% in fiscal 2000 compared to 33% in fiscal 1999, primarily as a result of the unusual production problems and excess systems costs in the Lottery Group in the fourth quarter of fiscal 2000. The gross profit as a percent of sales revenues was 37% in fiscal 2000, an increase from the gross profit percent of 30% in fiscal 1999 as a result of changes in the mix of equipment and systems sold, and the addition of the Telecommunications Products Group.

EXPENSE ANALYSIS

    Selling, general and administrative expenses, including software development costs, of $35.7 million were $8.5 million or 31.2% higher than in fiscal 1999. This increase is attributable to the addition of the Scientific Games business, expanded German pari-mutuel operations, growing domestic lottery operations in Vermont and New Hampshire, the $1.1 million write-off of the option to purchase Atlantic City Raceway, and Scientific Games business integration costs. These increases were partially offset by cost reductions in NASRIN(TM) and France, and the absence of the SJC Video business.

    Depreciation and amortization expense of $27.8 million in fiscal 2000 increased $5.6 million from $22.2 million in fiscal 1999. This increase is primarily attributable to the acquisition of Scientific Games, coupled with the expanded domestic lottery business and the expanded German pari-mutuel business. These increases were partially offset by the absence of the SJC Video business and the full depreciation of certain assets in prior periods.

    Interest expense of $31.2 million in fiscal 2000 increased $15.1 million from $16.2 million in fiscal 1999. $7.5 million of this increase is attributable to payments, in the form of warrants to purchase 2.9 million shares of Autotote common stock, to certain financial advisors in connection with their services in obtaining certain financial commitments; an additional $1.2 million is due to the required pre-funding of the new subordinated debt; and the balance is a result of higher debt levels incurred in connection with the acquisition of Scientific Games.

    Other income of $.5 million in fiscal 2000 consisted primarily of interest on invested excess cash, and other expense in fiscal 1999 consisted primarily of currency translation expense.

INCOME TAX EXPENSE

    Income tax expense was $1.6 million in fiscal 2000, up from $0.2 million in fiscal 1999. The increase reflects the effects of the acquisition of Scientific Games. Income tax expense principally reflects federal alternative minimum tax, state taxes and foreign taxes, since no tax benefit has been recognized on domestic operating losses.

EXTRAORDINARY ITEMS

    In connection with the fiscal 2000 issuance of the Notes and the subsequent repayment of all amounts outstanding under the existing bank credit facility (see Note 9 and 10 to the Consolidated Financial Statements), Autotote wrote off $2.9 million of unamortized deferred financing fees associated with the Old Notes and the 1998 and 2000 Term Loans and expensed $9.7 million of call premium paid in connection with the redemption of the Old Notes. There were no tax benefits recognized on the net extraordinary loss because Autotote is currently in a tax loss carryforward position.

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUE ANALYSIS

    Revenues increased 32.5% or $51.8 million to $211.1 million in fiscal 1999 from $159.3 million in fiscal 1998.

    Pari-mutuel Group services revenues of $75.8 million in fiscal 1999 improved $1.6 million or 2.2% from the prior year. This improvement primarily reflects revenues from the new NASRIN(TM) operation and improved simulcasting revenues in Germany. These improvements were partially offset by the loss of a French pari-mutuel service contract and fewer sales of excess transponder time in the domestic simulcasting operations. Pari-mutuel equipment sales revenues of $23.4 million in fiscal 1999 increased $8.7 million or 59.2% from the prior year, primarily due to sales of a system to the Irish Horseracing Association, EXTREMA(TM) terminals to the UK Tote and Max 3000 terminals to other international customers.

    Venue Management Group service revenues of $61.6 million in fiscal 1999 improved $11.0 million or 21.8% from the prior year. This improvement primarily reflects revenues from the Netherlands operations that were acquired in July 1998, higher Connecticut OTB revenues attributable to increased Handle and the September 1998 opening of the racebook at the Mohegan Sun Casino.

    Lottery Group service revenues increased $1.0 million in fiscal 1999 to $10.2 million primarily due to the April 1999 launch of the Montana lottery. Lottery equipment sales revenues increased to $39.1 million in fiscal 1999 from $8.8 million in fiscal 1998. This increase is primarily attributable to the fiscal 1999 sales of approximately 10,600 EXTREMA(TM) terminals for use in the Sisal Sport Italia SpA lottery operations, and the March 1999 delivery of a central system, terminals and communications equipment to the Montana Lottery.

    SJC Video Group service revenues decreased $0.8 million in fiscal 1999 to $1.1 million due to changes in customer preference from video production to film.

GROSS PROFIT ANALYSIS

    The total gross profit earned, exclusive of depreciation and amortization, of $67.7 million in fiscal 1999 increased by $13.1 million, or 23.9%, from fiscal 1998.

    Gross profits earned by the Pari-mutuel Group of $39.6 million in fiscal 1999 increased $4.3 million from $35.3 million in fiscal 1998, principally due to higher profits in North American pari-mutuel service operations, sales of EXTREMA(TM) terminals to the UK Tote operations, sales of Max 3000 terminals to other international customers, and a full year of operation of the NASRIN(TM) business. These gross profit increases were partially offset by lower profit in the French pari-mutuel operations due to the loss of a service contract in fiscal 1998.

    Gross profits earned by the Venue Management Group of $15.1 million in fiscal 1999 increased $1.5 million from $13.6 million in fiscal 1998, principally due to the growth in Handle in the Connecticut OTB operations.

    Gross profits earned by the Lottery Group of $12.7 million for fiscal 1999 increased $7.4 million from $5.3 million in fiscal 1998, primarily due to sales of EXTREMA(TM) terminals for use in the Sisal Sport Italia SpA lottery operations and the March 1999 delivery of a central system, terminals and communications equipment to the Montana Lottery.

    Gross profit as a percent of service revenues was 33% in fiscal 1999 compared to 35% in fiscal 1998, primarily reflecting lower margins on the Netherlands operations that were acquired in July 1998, partially offset by improved margins in the OTB operations and a full year of NASRIN(TM) operations. The gross profit earned from systems and equipment sales was 30% in fiscal 1999, a decrease from the gross profit percent of 33% in fiscal 1998 as a result of changes in the mix of equipment and systems sold.

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

    Interest expense of $16.2 million in fiscal 1999 increased $0.7 million from fiscal 1998 as a result of borrowings in connection with the fiscal 1998 installation of the Connecticut lottery terminals.

    Other expense in fiscal 1999 consisted primarily of currency translation expenses, and other income of $1.1 million in fiscal 1998 consisted primarily of interest on invested excess cash.

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

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL DEFICIENCY

    In order to finance the Scientific Games acquisition and refinance certain existing indebtedness, we conducted a series of financings. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the Transactions, at October 31, 2000 we have total indebtedness outstanding of approximately $443.8 million. We have also recorded a substantial increase in goodwill and other intangible assets in connection with the Scientific Games acquisition and a corresponding increase in amortization expense.

    Under our new senior secured credit facilities, a group of lenders has provided aggregate facilities totaling $345.0 million, comprised of (1) a six-year Term A Loan of $60.0 million, (2) a seven-year Term B Loan of

$220.0 million, and (3) a six-year Revolver of $65.0 million. We borrowed the entire $280.0 million of the term loan facilities in connection with the consummation of the Scientific Games acquisition. See Note 9 to the Consolidated Financial Statements for a more detailed explanation of these loan facilities, including interest rates, amortization requirements and other terms.

    In connection with the consummation of the Scientific Games acquisition, we issued $110.0 million of new convertible preferred stock. The dividends on the new convertible preferred stock accrue at the annual rate of 6% per annum and are payable-in-kind until the ninth dividend payment, at which time we have the option, subject to the terms of the Facility and Notes, to pay dividends in cash; the new convertible preferred stock also has the right to participate in common stock dividends, if any, on an as-converted basis. The new convertible preferred stock is convertible at any time into shares of our common stock at the adjusted conversion price of $5.56 per share, subject to a potential reset to not less than $5.00 per share, and will automatically convert into common stock five years after issuance at the conversion price then in effect. The initial conversion price of $6 per share was adjusted to $5.56 per share due to the issuance of 2.9 million shares in redemption of the warrants issued to our financial advisors. See Note 13 to the Consolidated Financial Statements for a more detailed description of the new convertible preferred stock.

    At October 31, 2000, Autotote's available cash and borrowing capacity totaled $67.4 million compared to $29.0 million at October 31, 1999. Net cash provided by operating activities was $25.4 million for the year ended October 31, 2000. In fiscal 2000, we spent $34.9 million for wagering systems and capital expenditures, including $6.6 million for the installation of a pari-mutuel system for the Monmouth and Meadowlands Racetrack, $8.8 million in connection with the installation of the New Hampshire and Vermont on-line lotteries and $2.9 million to upgrade our satellite communications infrastructure. In addition, we invested an additional $5.0 million in software, primarily in connection with the above start-up projects. These investments were funded primarily with net cash provided by operating activities, $1.9 million of proceeds from the sale of common stock, and long-term debt.

    A substantial portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations, and capital expenditures. Based on our current level of operations and anticipated cost savings and operating improvements, we believe that our cash flow from operations, available cash and available borrowings under our new revolving credit facility will be sufficient to meet our liquidity needs for the foreseeable future; however, we cannot assure you that this will be the case. We also may need to refinance all or part of our indebtedness, including the Notes, on or before their maturity; however, we cannot assure that we will able to refinance any of our indebtedness, including our new senior credit facilities and the notes on commercially reasonable terms or at all.


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current operations or other comprehensive income (loss), based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in operations. The Company is required to adopt SFAS 133, as amended, effective November 1, 2000.

    Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140 million for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all future such agreements to qualify for hedge accounting pursuant to the provisions of SFAS
133. The Adoption of SFAS 133 did not have a material affect on the Company's consolidated operations or financial position at November 1, 2000. Based on current derivative usage and hedging activities, the Company does not expect the adoption of SFAS 133 to have a material impact on its future consolidated operations or financial position.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that SAB 101 will have not material effect on the consolidated financial positon or results of operations of the Company.


RECENT DEVELOPMENTS

    On January 8, 2001, we announced that the Jamaica Lottery Company Limited had chosen Autotote to supply 750 EXTREMA(TM) terminals, a central system and support services for five years. When finalized, the arrangement will have the potential to generate revenue of $10.9 million and may include three two-year renewals.

    On January 3, 2001, we announced that the British Columbia Lottery Corporation has chosen us to provide an upgrade of its lottery central gaming system and related lottery support systems. The arrangement is expected to provide revenues of approximately $8.0 million and the new system should be operational in 12-18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes in any event would materially affect our financial position. Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits, ongoing monitoring of customer account balances, and assessment of the customers' financial strengths.

    Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production, prepaid phone card production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.

    For fiscal 2000, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2001, but we currently do not anticipate any substantial changes that will materially affect our operating results.

    In certain limited cases, our lottery contracts with our customers contain provisions to adjust for inflation on an annual basis, but we cannot be assured that this adjustment would cover raw material price increases or other costs of services. While we have long-term and generally satisfactory relationships with most of our suppliers, we also believe alternative sources to meet our raw material and production needs are available.

    In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. At October 31, 2000, approximately one-third of the Company's debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

PRINCIPAL AMOUNT BY EXPECTED MATURITY - AVERAGE INTEREST RATE
OCTOBER 31, 2000
EXPECTED MATURITY DATE (DOLLARS IN $000)


                                                                                       THERE
                              2001        2002       2003        2004       2005        AFTER       TOTAL      FAIR VALUE
                           ----------  ---------  ----------  ---------  ----------  ----------   ---------   ------------
Long-term debt:
Fixed interest rate debt  $                                                             150,000     150,000     147,750
Interest rate                                                                              12.5%
Variable interest rate    $   5,200      8,200      11,200      14,200      17,200      235,250     291,250     291,250
Average interest rate         10.48%     10.35%      10.29%      10.26%      10.24%       10.88%      10.77%


    In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements) the Company entered into three interest rate swap contracts for an aggregate notional amount of $140,000. The following table provides information about the Company's derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. The Company does not hold any market risk instruments for trading purposes.

NOTIONAL AMOUNT BY EXPECTED MATURITY - AVERAGE SWAP RATE
EXPECTED MATURITY DATE (DOLLARS IN $000)


                                                                                       THERE
                              2001        2002       2003        2004       2005        AFTER       TOTAL      FAIR VALUE
                           ----------  ---------  ----------  ---------  ----------  ----------   ---------   ------------
Interest rate swaps:
Fixed to variable          $    --          --     140,000         --          --          --       140,000       137,605
Receive fixed-3-month
   LIBOR                        --          --        6.52%        --          --          --          6.52%

    The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Netherlands, France and Austria. The Company's investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, the Company does not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on the net earnings or cash flows of the Company. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. We do not engage in currency speculation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                      AUTOTOTE CORPORATION AND SUBSIDIARIES


                                                                       FORM 10-K

                                                                         (PAGE)

Independent Auditors' Report.........................................       40

Consolidated Financial Statements:

     Balance Sheets as of October 31, 1999 and 2000..................       41

     Statements of Operations for the years ended
        October 31, 1998, 1999 and 2000..............................       42

     Statements of Stockholders' Equity (Deficit) and Comprehensive
        Loss for the years ended October 31, 1998, 1999 and 2000.....       43

     Statements of Cash Flows for the years ended
        October 31, 1998, 1999 and 2000..............................       44

Notes to Consolidated Financial Statements...........................       46

Schedule:

II. Valuation and Qualifying Accounts................................       80

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

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Autotote Corporation and subsidiaries as of October 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP

Short Hills, New Jersey
December 15, 2000

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  1999                     2000
                                                                ---------               ---------
                            ASSETS
Current assets:
    Cash and cash equivalents .............................     $   5,067                  15,308
    Restricted cash .......................................           771                     758
    Accounts receivable, net of allowance for doubtful
     accounts of $2,789 and $4,308 in 1999 and 2000,
     respectively .........................................        25,755                  54,263
    Inventories ...........................................        14,636                  24,678
    Prepaid expenses, deposits and other current assets ...         2,319                  17,420
                                                                ---------               ---------
       Total current assets ...............................        48,548                 112,427
                                                                ---------               ---------
Property and equipment, at cost ...........................       199,767                 317,549
    Less accumulated depreciation .........................       123,039                 130,895
                                                                ---------               ---------
       Net property and equipment .........................        76,728                 186,654
                                                                ---------               ---------
Goodwill, net .............................................         5,237                 156,557
Operating right, net ......................................        13,848                  12,848
Other intangible assets, net ..............................            --                 119,871
Other assets and investments ..............................        21,198                  58,858
                                                                ---------               ---------
     Total assets .........................................     $ 165,559                 647,215
                                                                =========               =========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Current installments of long-term debt ................     $   4,253                   5,823
    Accounts payable ......................................        20,102                  29,746
    Accrued liabilities ...................................        28,015                  66,875
    Interest payable ......................................         3,898                   4,126
                                                                ---------               ---------
       Total current liabilities ..........................        56,268                 106,570
                                                                ---------               ---------
Deferred income taxes .....................................         1,656                  60,834
Other long-term liabilities ...............................         2,963                   7,481
Long-term debt, excluding current installments ............       117,891                 438,011
Long-term debt, convertible subordinated debentures .......        35,000                      --
                                                                ---------               ---------
       Total liabilities ..................................       213,778                 612,896
                                                                ---------               ---------
Stockholders' equity (deficit):
    Convertible preferred stock, par value $1.00 per share,
     2,000 shares authorized, none and 1,132 shares
     outstanding at October 31, 1999 and 2000,
     respectively..........................................            --                   1,132
    Class A common stock, par value $0.01 per share, 99,300
     shares authorized, 36,268 and 39,922 shares
     outstanding at October 31, 1999 and 2000,
     respectively .........................................           364                     371
    Class B non-voting common stock, par value $0.01 per
     share, 700 shares authorized, none outstanding .......            --                      --
    Additional paid-in capital ............................       149,622                 264,987
    Accumulated losses ....................................      (196,852)               (228,853)
    Treasury stock, at cost ...............................          (102)                   (102)
    Accumulated other comprehensive loss ..................        (1,251)                 (3,216)
                                                                ---------               ---------
       Total stockholders' equity (deficit) ...............       (48,219)                 34,319
                                                                ---------               ---------
Commitments and contingencies (Notes 9, 11, 13, 15 and 23).     $ 165,559                 647,215
                                                                =========               =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    1998           1999          2000
                                                                                 ---------      ---------     ---------
Operating revenues:
     Services ..............................................................     $ 135,790        148,660       186,520
     Sales .................................................................        23,523         62,488        46,828
                                                                                 ---------      ---------     ---------
                                                                                   159,313        211,148       233,348
                                                                                 ---------      ---------     ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................        88,916         99,496       126,601
     Sales .................................................................        15,739         43,937        29,299
                                                                                 ---------      ---------     ---------
                                                                                   104,655        143,433       155,900
                                                                                 ---------      ---------     ---------
          Total gross profit ...............................................        54,658         67,715        77,448
Selling, general and administrative expenses ...............................        26,205         27,178        35,664
Loss on sale of businesses .................................................            66          1,600            --
Depreciation and amortization ..............................................        29,489         22,189        27,826
                                                                                 ---------      ---------     ---------
          Operating income (loss) ..........................................        (1,102)        16,748        13,958
Other (income) deductions:
     Interest expense ......................................................        15,521         16,177        31,231
     Other (income) expense ................................................        (1,064)            15          (456)
                                                                                 ---------      ---------     ---------
                                                                                    14,457         16,192        30,775
                                                                                 ---------      ---------     ---------
     Income (loss) before income tax expense and extraordinary items .......       (15,559)           556       (16,817)
Income tax expense .........................................................           321            177         1,603
                                                                                 ---------      ---------     ---------
     Income (loss) before extraordinary items ..............................       (15,880)           379       (18,420)
Extraordinary items--write-off of deferred financing fees and
   debt call premium .......................................................            --             --        12,567
                                                                                 ---------      ---------     ---------
     Net income (loss) .....................................................       (15,880)           379       (30,987)
Convertible preferred stock dividend .......................................            --             --         1,014
                                                                                 ---------      ---------     ---------
Net income (loss) available to common stockholders .........................     $ (15,880)           379       (32,001)
                                                                                 =========      =========     =========

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items ...................................     $   (0.44)          0.01         (0.50)
Extraordinary items ........................................................            --             --         (0.34)
                                                                                 ---------      ---------     ---------
Net income (loss) ..........................................................     $   (0.44)          0.01         (0.84)
                                                                                 =========      =========     =========
Net income (loss) available to common stockholders .........................     $   (0.44)          0.01         (0.87)
                                                                                 =========      =========     =========

Weighted average number of shares used in per share calculations:
     Basic shares ..........................................................        35,696         36,118        36,928
     Diluted shares ........................................................        35,696         38,343        36,928
                                                                                 =========      =========     =========


          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                   YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                                                    1998          1999          2000
                                                                                 ---------      ---------      ---------
COMMON STOCK:
Beginning balance ..........................................................     $     354            360            364
     Issuance of Class A common stock, net of issuance expenses ............             6              4              4
     Issuance of 2,900 shares of Class A common stock in warrant exercises .            --             --              3
                                                                                 ---------      ---------      ---------
Ending balance .............................................................           360            364            371
                                                                                 ---------      ---------      ---------

PREFERRED STOCK:
Beginning balance ..........................................................            --             --             --
     Issuance of 1,128 shares of convertible preferred stock,
         net of issuance expenses ..........................................            --             --          1,128
     Issuance of 4 shares of convertible preferred stock as in-kind dividend            --             --              4
                                                                                 ---------      ---------      ---------
Ending balance .............................................................            --             --          1,132
                                                                                 ---------      ---------      ---------

ADDITIONAL PAID-IN CAPITAL:
Beginning balance ..........................................................       148,238        149,119        149,622
     Issuance of Class A common stock, net of issuance expenses ............           511            233          1,107
     Issuance of convertible preferred stock, net of issuance expenses .....            --             --        105,673
     Issuance and exercise of warrants .....................................            --             --          8,321
     Deferred compensation .................................................           370            270            264
                                                                                 ---------      ---------      ---------
Ending balance .............................................................       149,119        149,622        264,987
                                                                                 ---------      ---------      ---------

ACCUMULATED LOSSES:
Beginning balance ..........................................................      (181,351)      (197,231)      (196,852)
     Net income (loss) .....................................................       (15,880)           379        (30,987)
     Convertible preferred stock dividend ..................................            --             --         (1,014)
                                                                                 ---------      ---------      ---------
Ending balance .............................................................      (197,231)      (196,852)      (228,853)
                                                                                 ---------      ---------      ---------

TREASURY STOCK .............................................................          (102)          (102)          (102)
                                                                                 ---------      ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
Beginning balance ..........................................................          (379)          (784)        (1,251)
     Other comprehensive loss ..............................................          (405)          (467)        (1,965)
                                                                                 ---------      ---------      ---------
Ending balance .............................................................          (784)        (1,251)        (3,216)
                                                                                 ---------      ---------      ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .......................................     $ (48,638)       (48,219)        34,319
                                                                                 =========      =========      =========

COMPREHENSIVE LOSS:
Net income (loss) ..........................................................     $ (15,880)           379        (30,987)
Other comprehensive loss:
     Minimum pension liability adjustment ..................................          (495)          (107)            (5)
     Foreign currency translation adjustment ...............................            90           (360)        (2,277)
     Unrealized gain on investments ........................................            --             --            317
                                                                                 ---------      ---------      ---------
Other comprehensive loss ...................................................          (405)          (467)        (1,965)
                                                                                 ---------      ---------      ---------

COMPREHENSIVE LOSS .........................................................     $ (16,285)           (88)       (32,952)
                                                                                 =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)


                                                                         1998          1999          2000
                                                                       --------      --------      --------
Cash flows from operating activities:
     Net income (loss) ...........................................     $(15,880)          379       (30,987)
                                                                       --------      --------      --------
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization ..........................       29,489        22,189        27,826
          Change in deferred income taxes,
               net of effects of businesses acquired .............         (592)           54           120
          Loss on sale of businesses .............................           66         1,600            --
          Non-cash interest expense ..............................           --            --         7,511
          Extraordinary items ....................................           --            --        12,567
          Changes in operating assets and liabilities, net of
               effects of acquisitions/dispositions of businesses:
               Restricted cash ...................................           57          (150)          (19)
               Accounts receivable ...............................       (7,841)       (4,826)        8,605
               Inventories .......................................       (4,600)       (3,314)        4,681
               Accounts payable ..................................        2,909         7,494        (4,351)
               Accrued liabilities ...............................        2,762         2,034           764
          Other ..................................................        1,790         1,089        (1,390)
                                                                       --------      --------      --------
               Total adjustments .................................       24,040        26,170        56,395
                                                                       --------      --------      --------
Net cash provided by operating activities ........................        8,160        26,549        25,408
                                                                       --------      --------      --------

Cash flows from investing activities:
     Capital expenditures ........................................       (2,773)       (2,069)       (6,131)
     Wagering systems expenditures ...............................      (21,287)      (12,865)      (28,915)
     Increase in other assets and investments ....................       (7,277)       (9,035)       (7,304)
     Business acquisitions, net of cash acquired .................        2,177        (2,333)     (316,242)
     Other .......................................................          (63)          759         1,109
                                                                       --------      --------      --------
Net cash used in investing activities ............................      (29,223)      (25,543)     (357,483)
                                                                       --------      --------      --------

Cash flows from financing activities:
     Net borrowings under revolving credit facility ..............           --            --        11,250
     Proceeds from issuance of long-term debt ....................       12,059            --       442,522
     Payments on long-term debt ..................................       (3,072)       (3,154)     (201,362)
     Payment of financing fees ...................................           --            --       (16,792)
     Net proceeds from issuance of common stock ..................          516           237         1,114
     Net proceeds from issuance of convertible preferred stock ...           --            --       106,378
                                                                       --------      --------      --------
Net cash provided by (used in) financing activities ..............        9,503        (2,917)      343,110
                                                                       --------      --------      --------
Effect of exchange rate changes on cash ..........................          162           169          (794)
                                                                       --------      --------      --------
Increase (decrease) in cash and cash equivalents .................      (11,398)       (1,742)       10,241
Cash and cash equivalents, beginning of year .....................       18,207         6,809         5,067
                                                                       --------      --------      --------
Cash and cash equivalents, end of year ...........................     $  6,809         5,067        15,308
                                                                       ========      ========      ========

(Continued)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

NON-CASH INVESTING AND FINANCING ACTIVITIES

  1998, 1999 AND 2000

    See Notes 10, 11 and 13 for a description of the write-off of deferred financing fees, capital lease transactions and the issuance of common stock warrants to the Company's financial advisors in connection with their services and convertible preferred stock dividends paid-in-kind.

  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid during the year for:


                                                          OCTOBER 31,
                                                 ------------------------------
                                                    1998       1999       2000
                                                 ----------- ---------  --------
      Interest..................................  $  14,786   15,077    22,177
      Income taxes..............................  $     630      710     2,413

          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) DESCRIPTION OF THE BUSINESS

       Autotote Corporation (the "Company") operates primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

       Lottery Group-- encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant-ticket services such as game design, sales and marketing support, retailer telemarketing and field services. The Company also provides on-line lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and on-line games, point-of-sale terminal hardware which connect to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items. Our lottery products and services are provided primarily to domestic and international governmentally sanctioned lotteries worldwide.

       Pari-mutuel Group-- includes all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. We are the leading provider of computerized pari-mutuel wagering worldwide. We are one of the leading providers of simulcasting services to the racing industry in the United States and Europe.

       Venue Management Group-- we own and operate the Connecticut off-track betting operations ("OTBs") and we are the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in the Netherlands.

       Telecommunication Products Group-- through our United Kingdom based operations, we manufacture prepaid scratch-off phone cards incorporating our superior lottery based proprietary technology to create highly secure, paper-based, prepaid phone cards for the rapidly growing international cellular telephone markets.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    (e) INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined as follows:


                 ITEM                            COST METHOD
                 ----                            -----------

             Parts              First-in, first-out or weighted moving average.
             Work-in-process    First-in, first-out or weighted moving average for direct material and
             & finished goods   labor; other fixed and variable production costs are
                                allocated as a percentage of direct labor cost.

       The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

    (f) PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:


                                                               ESTIMATED LIFE
                               ITEM                               IN YEARS
                               ----                            --------------
                    Machinery and equipment................         3-10
                    Transportation equipment...............         3-7
                    Furniture and fixtures.................         5-10
                    Buildings and leasehold improvements...         5-40


       Depreciation expense includes the amortization of capital leased assets. The Company typically depreciates the equipment and installation costs for new customers on a straight-line method over the life of the initial term of their contracts.

    (g) DEFERRED INSTALLATION COSTS

       Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $5,807 and $9,831 at October 31, 1999 and 2000, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    (h) GOODWILL

       Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Goodwill acquired in connection with the acquisition of Scientific Games (Note 3) and its operating business units is being amortized on a straight-line basis over 20 years, and for the German pari-mutuel wagering business acquired in 1999, goodwill is being amortized on a straight-line basis over 10 to 15 years. Total goodwill amounted to $5,237 and $156,557, net of accumulated amortization of $12,503 and $13,725 as of October 31, 1999 and 2000, respectively.

    (i) OTHER ASSETS AND INVESTMENTS

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

    (j) IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

       The Company assesses the recoverability of long-lived assets and intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for goodwill and intangibles, by determining whether the amortization of the goodwill and intangible asset balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations. The amount of impairment of goodwill and intangible assets, if any, is measured based on projected discounted future cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

    (k) REVENUE RECOGNITION

       Revenues from pari-mutuel wagering services, simulcast and communication services and lottery service support contracts are recognized over the contract period pursuant to the terms of the contracts. Costs of providing operating services under contracts are charged to operations in the period incurred. Revenue from the operation of off-track betting concerns is recognized based on a percentage of amounts wagered. Revenues from the sales of products and supplies are recognized when shipped.

       Revenues from major contracts for the sale of lottery development projects, pari-mutuel wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to estimated costs to complete, or other comparable measures of progress toward completion. Any anticipated losses on fixed price contracts are charged to operations when such losses can be estimated. The Company recognizes revenue from software licenses upon shipment if post-delivery obligations are insignificant and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable.

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

    (m) FOREIGN CURRENCY TRANSLATION

       Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations.


    (n) STOCK-BASED COMPENSATION

       Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes (see Note 14), pro forma net income (loss) and income (loss) per share data are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

    (o) FINANCIAL STATEMENT PREPARATION

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates being made involve percentage of completion for contracted lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, including income and other taxes. Actual results could differ from those estimates.

    (p) COMPREHENSIVE INCOME (LOSS)

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company's foreign currency translation adjustments, unrecognized minimum pension liability and unrealized gains (losses) on investments be included in other comprehensive income (loss).

    (q) RECLASSIFICATION

       Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) BASIC INCOME (LOSS) PER COMMON SHARE AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive loss per share in the applicable years presented, since their inclusion would be anti-dilutive. At October 31, 2000, the Company had outstanding common stock options, warrants, Performance Accelerated Restricted Stock Units, convertible preferred stock and deferred shares which could potentially dilute basic earnings per share in the future (see Notes 13 and 14).

    The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) per common share for the years ended October 31, 1998, 1999 and 2000:


                                                                   YEARS ENDED OCTOBER 31,
                                                           -----------------------------------
                                                             1998          1999          2000
                                                           --------      --------     --------
INCOME (NUMERATOR)
Income (loss) before extraordinary items .............     $(15,880)          379      (18,420)
Extraordinary items ..................................           --            --      (12,567)
                                                           --------      --------     --------
Net income (loss) ....................................      (15,880)          379      (30,987)
Convertible preferred stock dividend .................           --            --        1,014
                                                           --------      --------     --------
Net income (loss) available to common stockholders ...     $(15,880)          379      (32,001)
                                                           ========      ========     ========

SHARES (DENOMINATOR)
Basic weighted average common shares outstanding .....       35,696        36,118       36,928
Effect of dilutive securities-stock options, warrants,
     and deferred shares .............................           --         2,225           --
                                                           --------      --------     --------
Diluted weighted average common shares outstanding ...       35,696        38,343       36,928
                                                           ========      ========     ========

BASIC AND DILUTED PER SHARE AMOUNT
Income (loss) before extraordinary items .............     $  (0.44)         0.01        (0.50)
Extraordinary items ..................................           --            --        (0.34)
                                                           --------      --------     --------
Net income (loss) ....................................     $  (0.44)         0.01        (0.84)
                                                           ========      ========     ========
Net income (loss) available to common stockholders ...     $  (0.44)         0.01        (0.87)
                                                           ========      ========     ========



(3) ACQUISITIONS AND DISPOSITIONS

ACQUISITION OF SCIENTIFIC GAMES HOLDINGS CORP.

    On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("Scientific Games"), a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $154,300 and has been recorded as goodwill which is being amortized over 20 years. The operating results of Scientific Games' businesses have been included in the accompanying consolidated statements of operations from the date of the acquisition.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

    The Scientific Games acquisition and the refinancing of substantially all existing debt of both the Company and Scientific Games, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of term loan borrowings under the terms of a new senior credit facility; (3) $2,987 of borrowings under the new revolving credit facility of the senior credit facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock, principally to an affiliated entity of Olivetti S.p.A. (see notes 9 and 13).

            The following table presents unaudited pro forma results of operations as if the Scientific Games acquisition and related financing transactions had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal year 1999 or the results which may occur in the future.


                                                                    YEARS ENDED OCTOBER 31,
                                                                   ------------------------
                                                                      1999           2000
                                                                   ---------      ---------
                                                                          (unaudited)
        Operating revenues ...................................     $ 439,811        437,073
        Operating income .....................................        40,158         29,847
        Loss before income tax expense and extraordinary items     $ (10,084)       (19,993)
        Net loss .............................................     $ (13,738)       (24,006)
        Convertible preferred stock dividend .................        (6,765)        (6,765)
                                                                   ---------      ---------
        Net loss available to common stockholders ............     $ (20,503)       (30,771)

        Basic and diluted net loss per share .................     $   (0.57)         (0.83)
                                                                   =========      =========
        Basic and diluted net loss per common share ..........     $   (0.57)         (0.83)
                                                                   =========      =========


ACQUISITION OF DATASPORT ASSETS AND INTEREST IN DATEK

    On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities, from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to OTBs and bookmakers in Germany. The purchase, which included approximately $2,333 in cash and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3,200 and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company would not have been materially different.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

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

DISPOSITION OF BUSINESSES

    In the fourth quarter of fiscal 1999, the Company commenced negotiations to sell its SJC Video business and recorded an anticipated loss on the sale of approximately $1,600 in fiscal 1999. The sale of the business was completed in the first quarter of fiscal 2000 for its then approximate net book value.

(4) INVENTORIES

    Inventories consist of the following:


                                                                 OCTOBER 31,
                                                           -------------------
                                                              1999      2000
                                                           ---------  --------

      Parts and work-in-process..........................  $  13,735    12,545
      Finished goods.....................................        901    12,133
                                                           ---------  --------
                                                           $  14,636    24,678
                                                           =========  ========

    Terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).


(5) PROPERTY AND EQUIPMENT

    Property and equipment, including assets under capital leases, consist of the following:


                                                                OCTOBER 31,
                                                          ---------------------
                                                           1999          2000
                                                          --------     --------
Machinery, equipment and deferred installation costs...   $169,334      245,504
Land and buildings ....................................     14,251       39,154
Transportation equipment ..............................        722        3,097
Furniture and fixtures ................................      3,971        6,699
Leasehold improvements ................................      5,886        9,376
Construction in progress ..............................      5,603       13,719
                                                          --------     --------
                                                          $199,767      317,549
                                                          ========     ========

    Depreciation expense for the years ended October 31, 1998, 1999, and 2000 amounted to $19,310, $14,158 and $16,528, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) PROPERTY AND EQUIPMENT -- (CONTINUED)

    Costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation of the costs.

(6) OPERATING RIGHT AND OTHER INTANGIBLE ASSETS

    Operating right and other intangible assets (net) consist of the following:


                                             OCTOBER 31,
                                      --------------------------
                                         1999             2000
                                      --------          --------
         Operating Right ...          $ 13,848            12,848
                                      ========          ========

         Employee work force          $     --             6,980
         Patents ...........                --            15,441
         Customer lists ....                --            65,496
         Trade name ........                --            31,954
                                      --------          --------
                                      $     --           119,871
                                      ========          ========

    In connection with the acquisition of Scientific Games (Note 3) identifiable intangible assets were recorded at their estimated fair value at the date of acquisition in the amount of $121,000. These identifiable assets are being amortized on a straight line basis over their estimated useful lives as follows: employee work force- 5 years; patents- 15 years; customer lists- 20 years and trade name- 20 years. Amortization of these intangible assets totaled $1,129 for the year ended October 31, 2000.

    On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over 20 years and amounted to $13,848 and $12,848, net of accumulated amortization of $6,357 and $7,357 at October 31, 1999 and 2000, respectively.

(7) OTHER ASSETS AND INVESTMENTS

    Other assets and investments (net) consist of the following:


                                                             OCTOBER 31,
                                                       ----------------------
                                                          1999        2000
                                                       ----------   ---------

         Software systems development costs........... $    8,718      29,252
         Deferred financing costs.....................      3,351      16,153
         Customer notes...............................      3,031       3,154
         Other assets.................................      6,098      10,299
                                                       ----------   ---------
                                                       $   21,198      58,858
                                                       ==========   =========

    In fiscal 1999 and 2000, the Company capitalized $5,246 and $5,695, respectively, of software systems development costs related primarily to video gaming, pari-mutuel wagering and lottery applications, plus $16,800 for the fair value of internally developed software acquired in connection with the acquisition of Scientific Games. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. Amortization of capitalized software systems development costs was $2,318, $2,506 and $2,454 for the years ended October 31, 1998, 1999 and 2000, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(7) OTHER ASSETS AND INVESTMENTS--(CONTINUED)

    Deferred financing costs arose in connection with the procurement of long term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2000, the Company capitalized $16,517 of financing fees incurred in connection with the Transactions. Accordingly, the Company wrote-off, as an extraordinary charge, $2,865 of previously deferred financing costs in connection with its repayment of the Old Facility and 1998 and 2000 Term Loans. Amortization of deferred financing costs amounted to $893, $942 and $1,224 for the fiscal years ended October 31, 1998, 1999 and 2000, respectively.

    Other assets in fiscal 1999 included $750 loaned by the Company to Atlantic City Racing Association ("ACRA"). The loan was secured by a mortgage on certain real estate owned by ACRA. In consideration for this loan, the Company had the right to acquire ACRA for an additional $6,250 subject to certain other adjustments. Several anticipated legislative and regulatory actions by the State of New Jersey did not occur, and the Company decided not to purchase ACRA at this time. The loan and approximately $385 in deferred acquisition costs were written off in the fourth quarter of fiscal 2000.

(8) ACCRUED LIABILITIES

    Accrued liabilities consist of the following:


                                                                     OCTOBER 31,
                                                               -------------------
                                                                  1999      2000
                                                               ---------  --------
        Compensation and benefits............................  $   8,830    12,393
        Customer advances....................................      3,760     1,447
        Taxes, other than income.............................      2,043     3,717
        Accrued acquisition costs............................         --    10,571
        Accrued contract costs...............................         --    11,746
        Other................................................     13,382    27,001
                                                               ---------  --------
                                                               $  28,015    66,875
                                                               =========  ========

(9) LONG-TERM DEBT

    Long-term debt consists of the following:


                                                                        OCTOBER 31,
                                                                  ---------------------
                                                                    1999         2000
                                                                  --------     --------

12 1/2% Series B Senior Subordinated Notes due 2010 .........     $     --      150,000
Term A loan with varying interest rate due 2006 .............           --       60,000
Term B loan with varying interest rate due 2007 .............           --      220,000
Revolving credit facility with varying interest rate due 2006           --       11,250
10 7/8% Series B Senior Notes due 2004 ......................      110,000           --
8.87% Term Loan Due February 2001 ...........................        9,000           --
Term Loan due in November 1999 ..............................        1,250           --
5.5% convertible subordinated debentures due August 2001 ....       35,000           --
Capital lease obligations, payable monthly through May 2003
     Interest from 5.9% to 13.0% ............................        1,453        1,939
Various loans and bank facilities, interest from 4.3% to 13%           441          645
                                                                  --------     --------
      Total long-term debt ..................................      157,144      443,834
      Less current installments .............................        4,253        5,823
                                                                  --------     --------
      Long-term debt, excluding current installments ........     $152,891      438,011
                                                                  ========     ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) LONG-TERM DEBT--(CONTINUED)

    On September 6, 2000, in addition to the payment of the acquisition consideration to the shareholders of Scientific Games, the Company refinanced substantially all existing debt of both the Company and Scientific Games and paid certain related fees and expenses (collectively, the "Transactions"). In addition to cash on hand and proceeds from the sale of convertible preferred stock, the Company incurred the following debt to fund the Transactions: (i) $150,000 principal amount of 12 1/2% Senior Subordinated Notes due August 15, 2010 (the "Notes"); (ii) $280,000 of term loan borrowings under the terms of a new senior credit facility (the "Facility"); and (iii) $2,987 of borrowings under the revolving credit portion of the Facility.

    The Notes bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001. The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the Facility. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries(Note
24). The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively. In addition, on or before August 15, 2003, the Company may, at its option, redeem up to 35% of the Notes at 112.5% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of equity offerings, provided at least 65% of the original aggregate principal amount of the Notes remain outstanding immediately after such redemption.

    In addition to the issuance of the Notes, the Company also entered into the Facility with certain lenders, providing for borrowings of up to $345,000. The Facility consists of: (a) a $65,000 revolving credit facility, available for working capital and general corporate purposes (the "Revolver"), which matures in September 2006 with interest at the Base Rate (as defined) plus a margin of 2.25% per annum, or at the rate of LIBOR plus a margin of 3.50% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid; (b) a $60,000 term loan (the "Term A Loan") which matures in September 2006 with interest at the Base Rate plus a margin of 2.25% per annum, or at the rate of LIBOR plus 3.50% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; and (c) a $220,000 term loan (the "Term B Loan") which matures in September 2007 with interest at the Base Rate plus a margin of 3.00% per annum, or at the rate of LIBOR plus 4.25% per annum. The Facility is secured by a first priority, perfected lien on:
(i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing to the Company and its material subsidiaries. The Facility is supported by guarantees provided by all of the Company's direct and indirect, wholly-owned domestic subsidiaries. Average interest rates at October 31, 2000 were 10.45% per annum on Revolver borrowings, 10.13% per annum on Term A Loan borrowings and 10.96% per annum on Term B Loan borrowings. At October 31, 2000, availability under the Revolver was $52,091. Under the terms of the Facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) LONG-TERM DEBT--(CONTINUED)

    Term A Loan requires quarterly principal payments $750 in the first year of borrowing, $1,500 in the second year after the borrowing, $2,250 in the third year after the borrowing, $3,000 in the fourth year after the borrowing, and $3,750 in the fifth and sixth years after the borrowing. Term B Loan requires quarterly principal payments of $550 during the first through the sixth years after the borrowing, and $51,700 in the seventh year after the borrowing. The aggregate scheduled maturities under the Facility are $5,200, $8,200, $11,200, $14,200, and $17,200 for fiscal years 2001, 2002, 2003, 2004 and 2005, respectively. In addition, the Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds; (iii) 50% of the Company's excess cash flow (as defined), or if the leverage ratio is less than 3.00 to 1.00, 25% of the Company's excess cash flow; and (iv) 50% of the net cash proceeds from the sale or issuance of equity (except for the issuance of the Company's new convertible preferred stock).

    The indenture governing the Notes and the agreement governing the Facility contain certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's restricted subsidiaries, to incur additional indebtedness, pay dividends or distributions or make certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the agreement governing the Facility contains the following financial covenants which will be computed quarterly on a rolling four-quarter basis as applicable: (i) minimum Interest Coverage ratio, (ii) minimum Fixed Charge Coverage ratio; (iii) maximum Leverage ratio; and (iv) minimum Net Worth.

    Prior to the September 6, 2000 Transactions, the Company's debt consisted primarily of: (a) $110,000 of 10 7/8% Series B Senior Notes due August 1, 2004 (the "Old Notes"), (b) $35,000 of 5.5% convertible subordinated debentures due 2001 (the "Debentures"), (c) $18,634 of borrowings under a revolving credit facility (the "Old Facility"), (d) a $7,200 term loan (the "1998 Term Loan"), and (e) a $9,900 term loan (the "2000 Term Loan"). The Old Notes, the Debentures, borrowings under the Old Facility, the 1998 Term Loan, and the 2000 Term Loan were all repaid in full with cash on hand and with proceeds from the debt and equity financing in the Transactions. The Debentures were convertible into 1,750 shares of Class A Common Stock at a conversion price of $20.00 per share.

    The Old Notes were issued by the Company in July 1997. The Old Notes bore interest at a rate of 10 7/8% per annum payable semi-annually on each February 1 and August 1. The Old Notes were senior, unsecured obligations of the Company, ranking senior in right and priority of payment to all indebtedness of the Company that by its terms was expressly subordinated to the Old Notes. The Old Notes were jointly and severally guaranteed by substantially all of the Company's wholly-owned U.S. subsidiaries. The Old Notes were redeemable, in whole or in part, at the option of the Company, at any time on or after August 1, 2001, at varying redemption prices plus accrued and unpaid interest, if any, to the date of redemption. In connection with the redemption of the Old Notes on September 6, 2000, the Company paid a call premium to the Old Note holders in the amount of $9,702. This call premium was recorded as an extraordinary item in the Company's consolidated statements of operations in fiscal 2000.

    In connection with the issuance of the Old Notes, the Company also entered into the Old Facility with certain lenders which had an original maturity date of February 2001, and which provided, subject to certain terms and conditions, for borrowings of up to $25,000 with a $15,000 sublimit for letters of credit. Borrowings under the Old Facility were available for working capital and general corporate purposes and bore interest at the Base Rate (as defined) plus a margin ranging from 1.00% to 1.75% per annum, or the Eurodollar Rate (as defined) plus a margin ranging from 2.00% to 2.75% per annum, in each case depending on the Company's performance as

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) LONG-TERM DEBT--(CONTINUED)

measured by the ratio of net debt (as defined) to EBITDA (as defined). Fees were payable on outstanding letters of credit equal to the applicable Eurodollar Rate margin (2.25% as of October 31, 1999), plus a facing fee of 1/8% per annum. A commitment fee of 1/2% per annum was payable on the unused amount of the Old Facility. Obligations under the Old Facility were jointly and severally guaranteed by substantially all of the Company's U.S. subsidiaries. In addition, the Old Facility was secured by (i) first priority security interests in substantially all tangible and intangible assets of the Company and its U.S. subsidiaries, and (ii) a first priority lien on all of the capital stock of the Company's U.S subsidiaries and on 65% of the capital stock of the Company's non-U.S. subsidiaries. At October 31, 1999, there were no borrowings outstanding under the Old Facility. Therefore, the Company had approximately $23,960 available for borrowing, after deducting approximately $1,040 for letters of credit which were guaranteed under the Old Facility.

    The 1998 Term Loan was arranged to partially finance the development and installation of a lottery system for the Connecticut State Lottery, including the manufacture of approximately three thousand new lottery terminals, entered into by the Company and Autotote Lottery Corporation on May 22, 1998. The 1998 Term Loan bore interest at a fixed rate of 8.87% payable quarterly and at maturity on February 15, 2001, with principal payments of $600 due quarterly through January 31, 2001 with a final principal payment of $6,000 due at maturity. The Term Loan was secured by a first priority security interest in substantially all of the Company's Connecticut lottery assets.

    The 2000 Term Loan was arranged in June 2000 with an original maturity of February 15, 2001. The 2000 Term Loan bore interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum, with such interest to be paid quarterly beginning August 15, 2000. Principal payments of $100 were due on August 15 and November 15, 2000, with a final principal payment of $9,800 due at maturity.

(10) EXTRAORDINARY ITEMS

    In connection with the acquisition of Scientific Games and the related financing transactions and the subsequent repayment of all amounts outstanding under the Company's previous credit facilities (see Note 9), the Company wrote-off $2,865 of deferred financing fees and expensed $9,702 in call premium on the Old Notes. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) COMMITMENTS

LEASES

    At October 31, 2000, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2006. Future minimum lease payments required under these leasing arrangements at October 31, 2000 are as follows: 2001, $10,313; 2002, $9,680; 2003, $8,511; 2004, $8,100; 2005 $7,861
and thereafter $5,186. The Company also leases equipment as needed under various month-to-month lease agreements. Total rental expense under these operating leases was $9,109, $8,155, and $9,051 in the years ended October 31, 1998, 1999 and 2000, respectively.

    The Company acquired $59 of capitalized leases with the acquisition of the Netherlands operations in the year ended October 31, 1998 and acquired $1,426 of capitalized leases with the acquisition of the Datasport and Datek businesses in the year ended October 31, 1999. During the year ended October 31, 2000, the Company entered into capital lease obligations of $62 and acquired capitalized leases of $40 in connection with the Scientific Games acquisition.

PERFORMANCE OBLIGATIONS

    The Company is required to provide performance bonds under many of its lottery contracts and pursuant to various other contracts and regulatory requirements. At October 31, 2000, performance bonds totaling $93,582 were outstanding.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

    The Company believes that the fair value of the Old Notes approximated $112,200 at October 31, 1999, based on reference to dealer markets and quoted market prices. The Company was, however, unable to determine the fair value of the Debentures in fiscal year 1999. The Company believes that the fair value of the Notes approximated $147,750 at October 31, 2000 based on reference to dealer markets and global market prices. The fair value of the outstanding Term A Loan and Term B Loan and revolving credit facility borrowings approximate their recorded values, respectively, based on the variable rates of these facilities and currently available terms and conditions for similar debt at October 31, 2000.

(13) CAPITAL STOCK

CONVERTIBLE PREFERRED STOCK

    The Company has 2,000 shares of preferred stock, $1.00 par value, authorized for issuance.

    On September 6, 2000, the Company issued, for gross proceeds of $110,000, 1,100 shares of new Series A Convertible Preferred Stock (the "Preferred Stock"), including $100,000 to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian Lotto game and an affiliate of Olivetti S.p.A. and Telecom Italia S.p.A.), and $10,000 to other investors through Ramius Securities, LLC (together with its affiliates, "Ramius"), which acted as placement agent.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) CAPITAL STOCK--(CONTINUED)

    The Preferred Stock is presently convertible, after adjustment, into the Company's common stock at a price of $5.56 per share (subject to potential reset to no less than $5.00 per share based on possible future market price minimums), will mature and become mandatorily convertible into common stock after five years and will pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). The holders of Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Preferred Stock is also subject to certain customary anti-dilution provisions. In addition, the holders of Preferred Stock have the right to designate, initially, four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

    For the period from the date of issue through October 31, 2000, the Company issued approximately 32 shares of Series A Convertible Preferred Stock in connection with payment of the paid-in-kind dividends on such stock and as partial payment of a placement agent fee. For fiscal 2000, the Company recorded preferred stock dividends of $1,014, of which $575 was accrued and unpaid at October 31, 2000. Preferred stock dividends have been deducted in determining the amount of the net loss available to common stockholders in the consolidated statements of operations.

COMMON STOCK

    The Company has two classes of common stock consisting of Class A Common Stock and Class B Non-voting Common Stock (Class B Common Stock). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

    On September 6, 2000, the Company issued warrants (the "September 2000 Warrants") to purchase up to 2,900 shares of the Company's common stock with a nominal exercise price to its financial advisors, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers), which received 80% and 20%, respectively, of the September 2000 Warrants, in connection with their services to the Company in obtaining certain financing commitments. The Company has recorded the estimated fair value of the September 2000 Warrants at the date of issue of approximately $7,511 as interest expense, with a corresponding increase to additional paid in capital. On October 5, 2000, 2,900 shares of the Company's common stock were issued upon retirement of the September 2000 Warrants.

    On October 2, 2000, in connection with the acquisition of Scientific Games, the Company issued warrants (the "October 2000 Warrants") to purchase up to 250 shares of the Company's common stock to a financial advisor in connection with their services to the Company in obtaining certain financing commitments. The October 2000 Warrants are exercisable until October 1, 2004 at a price of $3.58 per share, equal to the fair market value of the Company's common stock on the date of issue. The estimated fair market value of the October 2000 Warrants on the date of issue was $305, which was recorded as an increase to goodwill with a corresponding increase in additional paid in capital.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) CAPITAL STOCK--(CONTINUED)

    WARRANTS

    At October 31, 2000, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:


                                                           EXERCISE
                                               SHARES        PRICE         EXPIRATION
                                              ----------   ---------    -----------------
    Warrants to purchase Class A Common Stock:
        1998 Warrants.......................       2,298     $ 1.69     October 31, 2002
        2000 Class A Warrants...............          43     $ 3.32     April 30, 2003
        October 2000 Warrants...............         250     $ 3.58     October 1, 2004
                                              ----------
        Total Class A Common Stock Warrants.       2,591
                                              ==========
    Warrants to purchase Class B Common Stock        147     $ 3.83     October 30, 2003
                                              ==========

(14) STOCK OPTIONS

    The Company has four stock option plans under which shares of Class A Common Stock have been authorized for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan") - 1,350 shares; the 1992 Equity Incentive Plan (the "1992 Plan") - 3,000 shares; the 1995 Equity Incentive Plan (the "1995 Plan") - 4,000 shares: and the 1997 Incentive Compensation Plan, as amended in April 2000 (the "1997 Plan") - 3,400 shares.

    In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. Additionally, restricted shares and deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan as follows: a total of 110 deferred shares at a fair market value of $4.1250 per share were granted in fiscal 1995, a total of 50 deferred shares at a fair market value of $3.1875 per share were granted in fiscal 1996, a total of 135 deferred shares at a fair market value of $1.3125 per share were granted in fiscal 1997, a total of 40 restricted shares at a fair market value of $2.4375 per share were granted in fiscal 1998, a total of 40 restricted shares at a fair market value of $2.000 per share were granted in fiscal 1999 and a total of 40 restricted shares at a fair market value of $2.5625 per share were granted in fiscal 2000. Accordingly, the Company has recorded compensation expense of $371, $272 and $264 in fiscal 1998, 1999 and 2000, respectively. Additional compensation expense aggregating $450 will be charged to expense through fiscal 2002 as the restricted shares become fully vested.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) STOCK OPTIONS--(CONTINUED)

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

      Information with respect to the Company's stock options is as follows:


                                                                         AVERAGE
    STOCK OPTIONS                                           SHARES       PRICE (1)
    -------------                                          ----------    ---------
    Outstanding at October 31, 1997......................       5,769         2.63
       Granted...........................................         732         2.65
       Canceled..........................................         397         1.83
       Exercised.........................................          10         1.26
                                                           ----------    ---------
    Outstanding at October 31, 1998......................       6,094         2.69
       Granted...........................................       1,860         2.24
       Canceled..........................................         365         2.40
       Exercised.........................................         216         1.09
                                                           ----------    ---------
    Outstanding at October 31, 1999......................       7,373         2.63
                                                           ----------    ---------
       Granted...........................................       1,892         3.44
       Canceled..........................................         237         3.40
       Exercised.........................................         377         2.41
                                                           ----------    ---------
    Outstanding at October 31, 2000......................       8,651         2.80
                                                           ==========    =========

    (1) WEIGHTED AVERAGE EXERCISE PRICE.

    Summarized information about stock options outstanding and exercisable at October 31, 2000 is as follows:


                                 OUTSTANDING                     EXERCISABLE
                         --------------------------------  -----------------------
       EXERCISABLE                  AVERAGE     AVERAGE                 AVERAGE
       PRICE RANGE         SHARES    LIFE(1)    PRICE(2)     SHARES     PRICE(2)
       -------------     ---------  ---------  ----------  ---------  ------------
        $ 1.00 to 2.00       2,466     6.26       $ 1.33       1,520      $ 1.23
        $ 2.01 to 3.00       3,334     6.24         2.65       2,137        2.68
        $ 3.01 to 4.00       2,452     7.23         3.49         838        3.46
        over $4.00             399     3.65         8.84         337        9.69
                         ---------                         ---------
                             8,651                             4,832
                         =========                         =========

(1)   WEIGHTED AVERAGE CONTRACTUAL LIFE REMAINING IN YEARS.
(2)   WEIGHTED AVERAGE EXERCISE PRICE.

    The number of shares and weighted average exercise price per share of options exercisable at October 31, 1998, 1999, and 2000 were 3,185 shares at $3.36, 3,859 shares at $3.13, and 4,832 shares at $2.85, respectively. At October 31, 1998, 1999 and 2000, 3,302 shares, 1,797 shares, and 1,909 shares, respectively, were available for future grants under the terms of these plans. Outstanding options expire prior to October 3, 2010 and are exercisable at prices ranging from $1.06 to $17.00 per share.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) STOCK OPTIONS--(CONTINUED)

      The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement defines a fair value method of accounting for an employee stock option or similar equity instrument. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", provided it discloses the effect of SFAS 123 in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized for its stock-based compensation plans.

    Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated in the table below.

    Pro forma net income (loss) and income (loss) per basic and diluted share for the years ended:


                                                                         OCTOBER 31,
                                                               -------------------------------
                                                                  1998      1999       2000
                                                               ---------  --------   ---------
               Net income (loss):
                    As reported..................              $ (15,880)     379     (30,987)
                    Pro forma....................                (17,605)  (1,597)    (33,250)
               Net income (loss) available to
                    common stockholders :
                    As reported..................              $ (15,880)     379     (32,001)
                    Pro forma....................                (17,605)  (1,597)    (34,264)
               Net income (loss) per basic and diluted share:
                    As reported..................                  (0.44)    0.01       (0.84)
                    Pro forma....................                  (0.49)   (0.04)      (0.90)
               Net income (loss) available to common
                    stockholders per basic and diluted share:
                    As reported..................                  (0.44)    0.01       (0.87)
                    Pro forma....................                  (0.49)   (0.04)      (0.93)

    The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $2.65 in fiscal 1998, $2.24 in fiscal 1999 and $3.44 in fiscal 2000 and the following weighted average assumptions: risk-free interest rate of 4.5% for fiscal 1998, 5.8% for fiscal 1999 and 6.3% for fiscal 2000; expected option life of 7.0 years for fiscal 1998, 1999 and 2000; volatility of 75% fiscal 1998, 59% for 1999 and 55% for fiscal 2000; and no dividend yield in any year. The average fair values of options granted during fiscal years 1998, 1999 and 2000 were $1.93, $1.45 and $2.15, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) SERVICE CONTRACT ARRANGEMENTS

    Service contracts for pari-mutuel wagering systems in North America generally cover a five-year period and provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. Under such contracts, the Company retains ownership of all equipment located at the wagering facilities. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in significant liquidated damages. The equipment is placed at customer facilities under contracts generally providing for revenue based on the greater of a percentage of total amounts wagered or, if appropriate, a specified minimum.

    Minimum annual payments expected to be received under service contracts in effect as of October 31, 2000 with specified minimums are as follows: 2001, $15,594; 2002, $15,811; 2003, $13,306; 2004, $11,715; 2005, $10,134 and
thereafter $2,993.

(16) EXPORT SALES AND MAJOR CUSTOMERS

    Sales to foreign customers amounted to, $9,717, $49,939 and $41,389 in fiscal years 1998, 1999 and 2000, respectively. No single customer represented more than 10% of revenues in fiscal 1998. In fiscal 1999 and 2000. One customer in the Lottery Group segment represented $35,969 or 17% and $29,830 or 13% of revenues, respectively.

(17) PENSION PLANS

    The Company has a defined benefit plan for U.S. based union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company also has a defined benefit plan for U.K. based employees. The deined benefit plan for U.K. employees was assumed in connection with the acquisition of Scientific Games. Retirement benefits under the plan are based on an average of the employee's compensation over two years preceding retirement or leave of service. The Company's policy is to fund the minimum contribution permissible by the respective tax authorities.

    In September 2000, the Board of Directors approved the adoption of a Supplemental Executive Retirement Plan, or "SERP," intended to provide supplemental retirement benefits for certain senior officers of the Company. The SERP will provide for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation. The SERP had no activity through October 31, 2000.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) PENSION PLANS--(CONTINUED)

    The net cost for the Company's defined benefit plans consisted of the following components:


                                                                                    PENSION BENEFITS
                                                                          ---------------------------------
                                                                                   U.S.               U.K.
                                                                                   PLAN               PLAN
                                                                          --------------------      -------
                                                                           1999         2000         2000
                                                                          -------      -------      -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year .............................     $ 1,802        1,828       13,772
Service cost ........................................................          88          104          145
Amendments ..........................................................          --           52           --
Interest cost .......................................................         116          121          145
Actuarial gain ......................................................         (49)        (141)        (435)
Benefits paid .......................................................        (129)         (56)          --
Revaluation loss ....................................................          --           --           --
                                                                          -------      -------      -------
Benefit obligation at end of year ...................................       1,828        1,908       13,627
                                                                          -------      -------      -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ......................       1,600        1,555       14,207
Actual return on plan assets ........................................         (45)         (43)        (435)
Employer contribution ...............................................         129          178           --
Benefits paid .......................................................        (129)         (56)          --
                                                                          -------      -------      -------
Fair value of plan assets at end of year ............................       1,555        1,634       13,772
                                                                          -------      -------      -------

Funded status .......................................................        (273)        (274)         145
Unrecognized actuarial loss .........................................         567          577          275
Unrecognized prior service cost .....................................          79          118           --
Unrecognized net transition obligation ..............................          35           30           --
                                                                          -------      -------      -------
Net amount recognized ...............................................     $   408          451          420
                                                                          =======      =======      =======

Amounts recognized in the statement of
     financial position consist of:
Accrued benefit liability ...........................................     $  (681)        (725)          --
Intangible asset ....................................................          79          118           --
Accumulated other comprehensive income ..............................         602          607           --
Prepaid pension cost ................................................         408          408          420
                                                                          -------      -------      -------
Net amount recognized ...............................................     $   408          408          420
                                                                          =======      =======      =======


                                                                                   PENSION BENEFITS
                                                                     ---------------------------------------------
                                                                                 U.S.                      U.K.
                                                                                 PLAN                      PLAN
                                                                     ------------------------------     ----------
                                                                         1999             2000            2000
                                                                     --------------    ------------     ----------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF OCTOBER 31:
Discount rate......................................................         6.750%          7.000%         6.500%
Expected return on plan assets.....................................         8.000%          8.000%         7.500%
Rate of compensation...............................................          None            None          4.500%

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) PENSION PLANS--(CONTINUED)


                                                         PENSION BENEFITS
                                           ----------------------------------------------
                                                           U.S.                    U.K.
                                                           PLAN                    PLAN
                                           ----------------------------------   ---------
                                               1998         1999        2000       2000
                                           -----------  ----------    -------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost...................            $        63          88        104         145
Interest cost..................                    108         116        121         145
Expected return on plan assets.                   (114)       (129)      (127)       (435)
Net amortization and deferral..                     23          27         37          --
                                           -----------  ----------    -------   ---------
Net periodic cost..............            $        80         102        135        (145)
                                           ===========  ==========    =======   =========

    The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

    The plan assets for the U.S. based plan are invested in insurance company general accounts guaranteed as to principal. The plan assets for the U.K. based plan are primarily invested in equity securities.

    As required by Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at October 31, 1999 and 2000 the additional minimum liability of the unfunded accumulated benefit obligation of $681 and $725, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

    In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately, $280, $469 and $479 during the years ended October 31, 1998, 1999 and 2000, respectively.

    The Company has a 401K plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the years ended October 31, 1998, 1999 and 2000 amounted to approximately $926, $1,015 and $1,004, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(18) MANAGEMENT INCENTIVE COMPENSATION

    The Company has an incentive compensation plan for key management personnel based on business unit performance, overall performance of the Company and individual performance. Management incentive compensation expense amounted to $1,686, $2,000 and $2,532 in fiscal years 1998, 1999 and 2000, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) INCOME TAX EXPENSE

    The consolidated income (loss) before income tax expense and extraordinary item, by domestic and foreign source, is as follows:



                                                            YEARS ENDED OCTOBER 31,
                                                 ------------------------------------------
                                                    1998            1999             2000
                                                 --------         --------         --------

    Domestic ............................        $(14,371)             128          (14,488)
    Foreign .............................          (1,188)             428           (2,329)
                                                 --------         --------         --------
    Consolidated income (loss) before
    income tax expense and extraordinary item    $(15,559)             556          (16,817)
                                                 ========         ========         ========

    Income tax expense (benefit) consists of:
                                                  CURRENT         DEFERRED           TOTAL
                                                 --------         --------         --------

     1998- Foreign ......................        $  1,040             (719)             321
                                                 ========         ========         ========

     1999- Federal ......................        $    (33)             (15)             (48)
         - Foreign ......................             137             (161)             (24)
         - State ........................             249               --              249
                                                 --------         --------         --------
         - Total ........................        $    353             (176)             177
                                                 ========         ========         ========

     2000- Federal ......................              --               --               --
         - Foreign ......................           1,079              143            1,222
         - State ........................             381               --              381
                                                 --------         --------         --------
         - Total ........................        $  1,460              143            1,603
                                                 ========         ========         ========


    Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:


                                                                  OCTOBER 31,
                                                           ------------------------
    NET DEFERRED TAX LIABILITY                                 1999          2000
                                                           ----------     ---------
       Accrued vacation..................................  $     (767)         (608)
       Inventory.........................................        (532)       (4,367)
       Accrued litigation expenses.......................        (612)         (602)
       Accrued loss on disposition of business...........        (600)           --
       Other accrued liabilities.........................        (942)         (754)
       Reserve for doubtful accounts.....................        (959)         (773)
                                                           ----------     ---------
          Current deferred tax asset.....................      (4,412)       (7,104)
                                                           ----------     ---------

       Intangible assets-difference in basis and
          amortization periods...........................       1,298        55,937
       Property and equipment-differences in basis and
          depreciation methods...........................       4,747        12,684
       Other, net........................................          58            --
       Interest charge, Domestic International Sales Corp       5,927         6,301
                                                           ----------     ---------
          Noncurrent deferred tax liability, net.........      12,030        74,922
                                                           ----------     ---------

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) INCOME TAX EXPENSE --(CONTINUED)

       Net operating loss carryforward...................      (48,746)   (59,163)
       Deferred compensation.............................         (627)      (572)
       Partnership investments...........................         (354)      (978)
       Alternative minimum tax credits...................         (335)      (335)
       Research and experimentation credits..............          (34)        (9)
                                                            ----------  ---------
          Noncurrent deferred tax asset..................      (50,096)   (61,057)
       Valuation allowance...............................       44,134     54,073
                                                            ----------  ---------
          Noncurrent deferred tax asset, net.............       (5,962)    (6,984)
                                                            ----------  ---------
          Noncurrent deferred tax liability..............        6,068     67,938
                                                            ----------  ---------
          Net deferred tax liability on balance sheet....        1,656     60,834
                                                            ==========  =========

    The aggregate deferred tax assets before valuation allowance at October 31, 1999 and 2000 were $54,508 and $68,161, respectively. The aggregate deferred tax liabilities at October 31, 1999 and 2000 were $12,030 and $74,922, respectively.

    The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate rate of 34% to income (loss) before income tax expense and extraordinary item) as follows:


                                                                            OCTOBER 31,
                                                                  ----------------------------
                                                                     1998      1999     2000
                                                                  ---------   -------  -------

        Computed "expected" tax expense (benefit)...............  $  (5,290)      189   (5,718)
        Increase (reduction) in income taxes resulting from:
           Unused net operating loss............................      4,788        --    4,924
           Foreign tax differential.............................        725      (201)   2,014
           Other, net...........................................         98       189      383
                                                                  ---------   -------  -------
                                                                  $     321       177    1,603
                                                                  =========   =======  =======

    The Company has regular tax net operating loss carryforwards of approximately $34,149 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, $11,074 that expire in 2012, $10,150 that expire in 2018 and $27,051 that expire in 2020. In connection with the acquisition of Scientific Games and the concurrent sale of convertible preferred stock, the Company incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of tax net operating loss carryforwards realized by the Company prior to the change in ownership, totaling approximately $120,000, to offset post acquisition taxable income will be limited to approximately $7,500 annually, except with respect to any taxable income, if any, attributable to sales of pre-acquisition assets.

    The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $335 and research and experimentation credit carryforwards of approximately $9. The research and experimentation credits expire from 2002 to 2003.

    The net changes in the valuation allowance for deferred tax assets for the years ended October 31, 1999 and 2000 were an increase of $2,414 and a decrease of $9,939, respectively.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(19) INCOME TAX EXPENSE --(CONTINUED)

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, limitations on the utilization of tax net operating loss carryforwards and tax planning strategies in making this assessment. Because of tax losses in recent years, no deferred tax assets have been recorded.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of October 31, 2000 will be allocated as follows:

     Income tax benefit that would be reported in the
        consolidated statements of operations.........................     $  51,223
     Additional capital (benefit from exercise of stock options)...            2,850
                                                                         -----------
                                                                              54,073
                                                                         ===========

(20) BUSINESS AND GEOGRAPHIC SEGMENTS

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

    The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the years ended October 31, 1998, 1999 and 2000. Operating revenues are allocated among geographic segments based on where the customer is located. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses are allocated among business and geographic segments. Interest expense and other (income) deductions are not allocated to business segments. Prior year's segment information has been restated to conform to the requirements of SFAS 131.


                                                     YEARS ENDED OCTOBER 31,
                                                  ----------------------------
    BUSINESS SEGMENTS                                1998     1999      2000
                                                  ---------  -------   -------
    Service and Sales Revenue
       Lottery Group............................     18,047   49,340    64,380
       Pari-mutuel Group........................  $  88,864   99,174   101,241
       Venue Management Group...................     50,525   61,562    61,411
       Telecommunications Group.................         --       --     5,989
       SJC Video Group..........................      1,877    1,072       327
                                                  ---------  -------   -------
                                                  $ 159,313  211,148   233,348
                                                  =========  =======   =======

    Gross profit
       Lottery Group............................      5,313   12,672    17,136
       Pari-mutuel Group........................  $  35,317   39,612    40,885
       Venue Management Group...................     13,569   15,121    16,785
       Telecommunications Group.................         --       --     2,642
       SJC Video Group..........................        459      310        --
                                                  ---------  -------   -------
                                                  $  54,658   67,715    77,448
                                                  =========  =======   =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(20) BUSINESS AND GEOGRAPHIC SEGMENTS--(CONTINUED)


                                                     YEARS ENDED OCTOBER 31,
                                                  ------------------------------
    BUSINESS SEGMENTS                                1998     1999      2000
                                                  ---------  -------   -------
    Operating income (loss)
       Lottery Group............................        321    7,999     1,186
       Pari-mutuel Group........................  $  (6,410)   5,383     5,344
       Venue Management Group...................      5,570    5,839     6,859
       Telecommunications Group.................         --       --       569
       SJC Video Group..........................       (583)  (2,473)       --
                                                  ---------  -------   -------
                                                  $  (1,102)  16,748    13,958
                                                  =========  =======   =======
    Included in operating income (loss)
     Depreciation and amortization
       Lottery Group............................      2,100    2,297     7,746
       Pari-mutuel Group........................  $  23,912   16,386    17,034
       Venue Management Group...................      2,633    2,778     2,830
       Telecommunications Group.................         --       --       216
       SJC Video Group..........................        844      728        --
                                                  ---------  -------   -------
                                                  $  29,489   22,189    27,826
                                                  =========  =======   =======
     (Gain) loss on sale/disposition of businesses
       Lottery Group............................     (1,184)      --        --
       SJC Video Group..........................      1,250    1,600        --
                                                  ---------  -------   -------
                                                  $      66    1,600        --
                                                  =========  =======   =======

    A reconciliation of total segment operating
    income to consolidated income (loss) before
    income tax expense and extraordinary item
    is as follows:
     Total reported segments....................  $  (1,102)  16,748    13,958
     Interest expense...........................     15,521   15,941    31,231
     Other (income) expense.....................     (1,064)     251      (456)
                                                  ---------  -------   -------
                                                  $ (15,559)     556   (16,817)
                                                  =========  =======   =======

    Assets
       Lottery Group............................     17,380   20,348   350,367
       Pari-mutuel Group........................  $  99,946  110,598   227,049
       Venue Management Group...................     36,537   34,613    34,207
       Telecommunications Group.................         --       --    35,592
       SJC Video Group..........................      2,637       --        --
                                                  ---------  -------   -------
                                                  $ 156,500  165,559   647,215
                                                  =========  =======   =======

    Capital and wagering systems expenditures
       Lottery Group............................     13,312    2,615    11,306
       Pari-mutuel Group........................  $   9,217   10,714    20,851
       Venue Management Group...................      1,368    1,492     2,373
       Telecommunications Group.................         --       --       516
       SJC Video Group..........................        163      113        --
                                                  ---------  -------   -------
                                                  $  24,060   14,934    35,046
                                                  =========  =======   =======

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(20) BUSINESS AND GEOGRAPHIC SEGMENTS--(CONTINUED)


                                                     YEARS ENDED OCTOBER 31,
                                                  -----------------------------
    GEOGRAPHIC SEGMENTS                             1998      1999      2000
                                                  --------- --------  --------
    Service and Sales Revenue
       North America............................  $ 126,726  135,299   150,899
       Italy....................................     11,298   36,331    29,828
       Other ...................................     21,289   39,518    52,621
                                                  --------- --------  --------
                                                  $ 159,313  211,148   233,348
                                                  ========= ========  ========
    Long-lived assets (excluding identifable
      intangibles)

       North America............................  $  73,270   70,576   156,460
       Europe...................................      4,252    5,629     8,224
       Other....................................        911      523    21,970
                                                  --------- --------  --------
                                                  $  78,433   76,728   186,654
                                                  ========= ========  ========


(21) SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

    Selected quarterly financial data for the years ended October 31, 1999 and 2000 is as follows:


                                                       YEAR ENDED OCTOBER 31, 1999
                                                  -------------------------------------
                                                   FIRST     SECOND    THIRD   FOURTH
                                                  QUARTER    QUARTER  QUARTER  QUARTER
                                                  --------   -------  -------  --------
 Total operating revenues......................   $ 45,652    53,079   53,170   59,247
 Gross profit..................................     14,333    16,631   17,631   19,120
 Net income (loss).............................     (2,434)      572    1,895      346
 Net income (loss) per basic share and diluted
 share.........................................   $  (0.07)     0.02     0.05     0.01
                                                  ========   =======  =======  ========
 Weighted average number of shares used in
    per share calculations:
      Basic shares.............................     35,998    36,032   36,169   36,246
      Diluted shares...........................     35,998    37,371   38,699   39,465
                                                  ========   =======  =======  ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(21) SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)--(CONTINUED)


                                                         YEAR ENDED OCTOBER 31, 2000
                                                  ----------------------------------------
                                                   FIRST    SECOND     THIRD      FOURTH
                                                  QUARTER   QUARTER    QUARTER    QUARTER
                                                  --------  --------   --------   --------

 Total operating revenues......................   $ 49,565    51,061     49,979     82,743
 Gross profit..................................     17,089    18,257     18,252     23,850
 Income (loss) before extraordinary items......        464     2,306      1,661    (22,851)
 Extraordinary items- write-off of deferred
  finance fees and debt call premium ..........         --        --         --     12,567
                                                  --------  --------   --------   --------
 Net income (loss).............................        464     2,306      1,661    (35,418)
 Convertible preferred stock dividend..........         --        --         --      1,014
                                                  --------  --------   --------   --------
 Net income (loss) available to common
 stockholders..................................   $    464     2,306      1,661    (36,432)
                                                  ========  ========   ========   ========

 Basic and diluted earnings per share:
 Basic income (loss) before extraordinary items   $   0.01      0.06       0.05      (0.60)
                                                  ========  ========   ========   ========
 Diluted income (loss) before extraordinary
 items.........................................   $   0.01      0.06       0.04      (0.60)
                                                  ========  ========   ========   ========
 Extraordinary items per basic and diluted share  $     --        --         --      (0.34)
                                                  ========  ========   ========   ========
 Basic net income (loss).......................   $   0.01      0.06       0.05      (0.94)
                                                  ========  ========   ========   ========
 Diluted net income (loss).....................   $   0.01      0.06       0.04      (0.94)
                                                  ========  ========   ========   ========
 Basic  income (loss) available to common
 stockholders..................................   $   0.01      0.06       0.05      (0.96)
                                                  ========  ========   ========   ========
 Diluted income (loss) available to common
 stockholders..................................   $   0.01      0.06       0.04      (0.96)
                                                  ========  ========   ========   ========

 Weighted average number of shares used in
    per share calculations:
      Basic shares.............................     36,388    36,622     36,886     37,809
      Diluted shares...........................     40,353    41,878     41,430     37,809
                                                  ========  ========   ========   ========

(22) UNUSUAL ITEMS AND FOURTH QUARTER RESULTS

    In fiscal 1998, the Company recognized unusual charges of $1,500 for severance and downsizing costs, primarily in the Company's French pari-mutuel operations, and accelerated the amortization of related goodwill due to the loss of a major service contract. In addition, in fiscal 1998, the Company reversed reserves of $1,300 in connection with the collection of receivables previously reserved due to concerns about their recoverability and for cost savings related to the refurbishment of certain terminals.

      In fiscal 2000, the Company recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants, to purchase 2,900 shares of Autotote common stock, to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire Scientific Games, $1,200 of additional interest expense as a result of the required pre-funding of the Notes, and approximately $2,300 of incremental business integration costs as a result of the Scientific Games acquisition. The Company also recorded a $1,135 write-off of its option to purchase the Atlantic City Raceway as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the payment of the call premium on the Old Notes and the write-off of deferred financing fees.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(23) LITIGATION

    Although the Company is a party to various claims and legal actions arising in the ordinary course of business, management believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on the consolidated financial position or results of operations of the Company.

    Autotote's subsidiary, Scientific Games Inc. ("SGI"), owns a minority interest in Wintech de Colombia S.A. ("Wintech"), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud (the "Colombian Litigation"). Ecosalud's claims in the Colombian Litigation were for, among other things, realization on the full amount of the penalty, plus interest and costs of the bond.

    The Colombian surety, Seguros, paid $2,400 to Ecosalud under its $4,000 bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. On April 2, 1998, Seguros brought suit against SGI in the District Court for the Northern District of Georgia, Atlanta Division seeking $2,400 for sums paid by Seguros to Ecosalud under the surety bond on November 1, 1994, plus interest at the Colombian bank rate of interest.

    On September 29, 1999, the District Court denied various motions of SGI, including a motion to dismiss, based on the Colombian statute of limitations of two years, and granted Seguros' motion for summary judgment, which was filed on May 6, 1998, and entered judgment for Seguros in the amount of $2,400 or the equivalent in Colombian pesos as of the judgment date, plus pre-judgment interest at a rate of 38.76% per annum, equivalent to approximately $4,600. SGI has appealed the District Court's order and judgment and posted a $7,000 appeal bond. SGI continues to believe that it has meritorious defenses, including that the amount paid by Seguros was improperly paid because of the default by Ecosalud of its obligations to SGI, which claims remain the subject of separate litigation in Colombia.

    SGI has been advised by Colombian counsel that SGI has various legal defenses to Ecosalud's claims which we intend to vigorously pursue. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. That obligation is secured in part by a $1,500 confirmed letter of credit in favor of SGI. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets, to honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability.

    Although it is not possible to determine the ultimate outcome of the appeal of the order and judgment granted to Seguros or the outcome of any litigation in Colombia, management, believes that any potential losses will not have a material adverse effect on the consolidated financial position or results of operations.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(24) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

    The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and Facility issued on September 6, 2000 in connection with the acquisition of Scientific Games are jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

    Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 1999 and October 31, 2000 and for the fiscal years ended October 31, 1998, 1999 and 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 1999
                                 (IN THOUSANDS)


                                                       Parent         Guarantor      Non-Guarantor  Eliminating
                                                      Company        Subsidiaries     Subsidiaries  Entries      Consolidated
                                                      ---------      ------------    -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ....................     $   1,598            506          2,963            --          5,067
   Accounts receivable, net .....................            --         21,083          4,672            --         25,755
   Other current assets .........................            30         14,143          4,017          (464)        17,726
   Property and equipment, net ..................           298         66,973          9,708          (251)        76,728
   Investment in subsidiaries ...................        58,214             --             --       (58,214)            --
   Goodwill .....................................           198            353          4,686            --          5,237
   Other assets .................................         6,199         30,385            659        (2,197)        35,046
                                                      ---------      ---------      ---------     ---------      ---------

       Total assets .............................     $  66,537        133,443         26,705       (61,126)       165,559
                                                      =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities ..........................     $  12,219         29,546         10,922          (672)        52,015
   Current installments of long-term debt .......         1,250          2,429            574            --          4,253
   Long-term debt, excluding current
      installments ..............................       145,000          6,627          1,264            --        152,891
   Other non-current liabilities ................         2,193          1,233          1,766          (573)         4,619
   Intercompany balances ........................       (45,906)        43,214          1,942           750             --
   Stockholders' equity (deficit) ...............       (48,219)        50,394         10,237       (60,631)       (48,219)
                                                      ---------      ---------      ---------     ---------      ---------

      Total liabilities and stockholders'
        equity (deficit) ........................     $  66,537        133,443         26,705       (61,126)       165,559
                                                      =========      =========      =========     =========      =========


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2000
                                 (IN THOUSANDS)


                                                       Parent         Guarantor      Non-Guarantor  Eliminating
                                                      Company        Subsidiaries     Subsidiaries  Entries      Consolidated
                                                      ---------      ------------    -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ....................     $     379          7,791          7,137             1         15,308
   Accounts receivable, net .....................            --         40,699         18,180        (4,616)        54,263
   Other current assets .........................           531         33,352          9,407          (434)        42,856
   Property and equipment, net ..................         2,020        151,536         33,937          (839)       186,654
   Investment in subsidiaries ...................       193,740             --             --      (193,740)            --
   Goodwill .....................................           191        145,549         10,817            --        156,557
   Intangible assets ............................            --        110,432         22,287            --        132,719
   Other assets .................................        20,516         79,756            997       (42,411)        58,858
                                                      ---------      ---------      ---------     ---------      ---------

       Total assets .............................     $ 217,377        569,115        102,762      (242,039)       647,215
                                                      =========      =========      =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities ..........................     $  20,503         60,097         24,195        (4,048)       100,747
   Current installments of long-term debt .......         5,256              7            560            --          5,823
   Long-term debt, excluding current installments       437,490           (212)         4,997        (4,264)       438,011
   Other non-current liabilities ................         3,222         59,682         22,237       (16,826)        68,315
   Intercompany balances ........................      (283,857)       258,203         26,138          (484)            --
   Stockholders' equity (deficit) ...............        34,763        191,338         24,635      (216,417)        34,319
                                                      ---------      ---------      ---------     ---------      ---------

      Total liabilities and stockholders'
         equity (deficit) .......................     $ 217,377        569,115        102,762      (242,039)       647,215
                                                      =========      =========      =========     =========      =========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           YEAR ENDED OCTOBER 31, 1998
                                 (IN THOUSANDS)


                                                  Parent       Guarantor     Non-Guarantor  Eliminating
                                                  Company     Subsidiaries   Subsidiaries    Entries      Consolidated
                                                 ---------    ------------   -------------  -----------   ------------
Operating revenues .........................     $     --       140,327        30,247       (11,261)      159,313
Operating expenses .........................           --        92,086        23,191       (10,622)      104,655
                                                 --------      --------      --------      --------      --------

   Gross profit ............................           --        48,241         7,056          (639)       54,658
                                                 --------      --------      --------      --------      --------

Selling, general and administrative expenses        9,179        13,247         3,779            --        26,205
Gain on sale/disposition of business .......           66            --            --            --            66
Depreciation and amortization ..............          140        25,674         3,963          (288)       29,489
                                                 --------      --------      --------      --------      --------
   Operating income (loss) .................       (9,385)        9,320          (686)         (351)       (1,102)
Interest expense ...........................       14,985           340           274           (78)       15,521
Other (income) deductions ..................         (610)         (110)         (422)           78        (1,064)
                                                 --------      --------      --------      --------      --------
Income (loss) before equity in income of
    subsidiaries and income taxes ..........      (23,760)        9,090          (538)         (351)      (15,559)
Equity in income of subsidiaries ...........        8,055            --            --        (8,055)           --
Income tax expense .........................          175            53            93            --           321
                                                 --------      --------      --------      --------      --------

Net income (loss) ..........................     $(15,880)        9,037          (631)       (8,406)      (15,880)
                                                 ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           YEAR ENDED OCTOBER 31, 1999
                                 (IN THOUSANDS)


                                                  Parent       Guarantor     Non-Guarantor  Eliminating
                                                  Company     Subsidiaries   Subsidiaries    Entries      Consolidated
                                                 ---------    ------------   -------------  -----------   ------------
Operating revenues .........................     $     --       181,387        48,660       (18,899)      211,148
Operating expenses .........................           --       119,324        42,994       (18,885)      143,433
                                                 --------      --------      --------      --------      --------

   Gross profit ............................           --        62,063         5,666           (14)       67,715

Selling, general and administrative expenses        9,170        13,515         4,511           (18)       27,178
Loss on sale/disposition  of businesses ....           --         1,600            --            --         1,600
Depreciation and amortization ..............          196        18,981         3,115          (103)       22,189
                                                 --------      --------      --------      --------      --------
   Operating income (loss) .................       (9,366)       27,967        (1,960)          107        16,748
Interest expense ...........................       15,129           883           401          (236)       16,177
Other (income) deductions ..................       (2,075)         (690)           36         2,744            15
                                                 --------      --------      --------      --------      --------
Income (loss) before equity in income of
    subsidiaries, and income taxes .........      (22,420)       27,774        (2,397)       (2,401)          556
Equity in income of subsidiaries ...........       23,031            --            --       (23,031)           --
Income tax expense (benefit) ...............          232           252          (307)           --           177
                                                 --------      --------      --------      --------      --------

Net income (loss) ..........................     $    379        27,522        (2,090)      (25,432)          379
                                                 ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                           YEAR ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)


                                                   Parent        Guarantor     Non-Guarantor Eliminating
                                                   Company      Subsidiaries   Subsidiaries  Entries       Consolidated
                                                  ---------     ------------   ------------- -----------   ------------
Operating revenues ...........................     $     --       186,408        60,286       (13,346)      233,348
Operating expenses ...........................           --       122,400        46,766       (13,266)      155,900
                                                   --------      --------      --------      --------      --------
   Gross profit ..............................           --        64,008        13,520           (80)       77,448

Selling, general and administrative expenses .       13,572        16,186         5,917           (11)       35,664
Loss on sale/disposition of businesses .......           --            --            --            --            --
Depreciation and amortization ................          291        23,210         4,428          (103)       27,826
                                                   --------      --------      --------      --------      --------
   Operating income (loss) ...................      (13,863)       24,612         3,175            34        13,958
Interest expense .............................       30,535           531         1,037          (872)       31,231
Other (income) deductions ....................       (1,000)         (275)         (198)        1,017          (456)
                                                   --------      --------      --------      --------      --------
Income (loss) before equity in income of
   subsidiaries, and income taxes ............      (43,398)       24,356         2,336          (111)      (16,817)
                                                   --------      --------      --------      --------      --------
Equity in income of subsidiaries .............       25,195            --            --       (25,195)           --
Income tax expense (benefit) .................           --           812           791            --         1,603
                                                   --------      --------      --------      --------      --------

Net income (loss) before extraordinary items .      (18,203)       23,544         1,545       (25,306)      (18,420)
                                                   --------      --------      --------      --------      --------
Extraordinary items:
     Write-off of deferred financing fees and
     expenses, net of gain on early retirement
     of debt .................................       12,522            45            --            --        12,567
                                                   --------      --------      --------      --------      --------

Net income (loss) ............................     $(30,725)       23,499         1,545       (25,306)      (30,987)
                                                   ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 1998
                                 (IN THOUSANDS)


                                                   Parent      Guarantor     Non-Guarantor  Eliminating
                                                   Company    Subsidiaries   Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------  -----------   ------------
Net income (loss) ..........................     $(15,880)        9,037          (631)       (8,406)      (15,880)
   Depreciation and amortization ...........          140        25,674         3,963          (288)       29,489
   Equity in income of subsidiaries ........       (8,055)           --            --         8,055            --
   Loss on sale/disposition of businesses ..           66            --            --            --            66
   Other non-cash adjustments ..............        1,234           (77)         (414)           --           743
   Changes in working capital ..............       (1,957)       (4,404)          (51)          154        (6,258)
                                                 --------      --------      --------      --------      --------

Net cash provided by (used in) operating
activities .................................      (24,452)       30,230         2,867          (485)        8,160
                                                 --------      --------      --------      --------      --------

Cash flows from investing activities:
   Capital and wagering systems expenditures         (316)      (21,620)       (2,557)          433       (24,060)
   Cash acquired with business acquisition .           --            --         2,177            --         2,177
   Other assets and investments ............         (973)       (6,059)         (479)          171        (7,340)
                                                 --------      --------      --------      --------      --------

Net cash provided by (used in) investing
   activities ..............................       (1,289)      (27,679)         (859)          604       (29,223)
                                                 --------      --------      --------      --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of long
     term-debt .............................           --        12,084           (25)           --        12,059
   Payments on long-term debt ..............           --        (2,774)         (310)           12        (3,072)
   Other, principally intercompany balances        12,208       (11,930)          274           (36)          516
                                                 --------      --------      --------      --------      --------

Net cash provided by (used in) financing
activities .................................       12,208        (2,620)          (61)          (24)        9,503
                                                 --------      --------      --------      --------      --------

Effect of exchange rate changes on cash ....            5             1           251           (95)          162
                                                 --------      --------      --------      --------      --------

Increase/(decrease) in cash and cash
equivalents ................................      (13,528)          (68)        2,198            --       (11,398)
Cash and cash equivalents, beginning of year       15,582           328         2,297            --        18,207
                                                 --------      --------      --------      --------      --------

Cash and cash equivalents, end of year .....     $  2,054           260         4,495            --         6,809
                                                 ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 1999
                                 (IN THOUSANDS)


                                                   Parent      Guarantor     Non-Guarantor  Eliminating
                                                   Company    Subsidiaries   Subsidiaries     Entries     Consolidated
                                                  ---------   ------------   -------------  -----------   ------------
Net income (loss) ...........................     $    379        27,522        (2,090)      (25,432)          379
   Depreciation and amortization ............          196        18,981         3,115          (103)       22,189
   Equity in income of subsidiaries .........      (23,031)           --            --        23,031            --
   Loss on sale/disposition of businesses ...           --         1,600            --            --         1,600
   Other non-cash adjustments ...............        1,081           109            25            --         1,215
   Changes in working capital ...............         (235)          924           568           (91)        1,166
                                                  --------      --------      --------      --------      --------

Net cash provided by (used in) operating
activities ..................................      (21,610)       49,136         1,618        (2,595)       26,549
                                                  --------      --------      --------      --------      --------

Cash flows from investing activities:
   Capital and wagering systems expenditures           (41)      (11,835)       (3,054)           (4)      (14,934)
   Business acquisition, net of cash acquired         (512)           --        (2,333)          512        (2,333)
   Other assets and investments .............         (631)       (6,559)         (699)         (387)       (8,276)
                                                  --------      --------      --------      --------      --------

Net cash provided by (used in) investing
activities ..................................       (1,184)      (18,394)       (6,086)          121       (25,543)
                                                  --------      --------      --------      --------      --------

Cash flows from financing activities:
   Net proceeds from issuance of long
      term-debt .............................           --            60            26           (86)           --
   Payments on long-term debt ...............           --        (2,739)         (514)           99        (3,154)
   Other, principally intercompany balances .       22,286       (27,450)        3,141         2,260           237
                                                  --------      --------      --------      --------      --------

Net cash provided by (used in) financing
activities ..................................       22,286       (30,129)        2,653         2,273        (2,917)
                                                  --------      --------      --------      --------      --------

Effect of exchange rate changes on cash .....           52          (367)          283           201           169
                                                  --------      --------      --------      --------      --------

Increase/(decrease) in cash and cash
equivalents .................................         (456)          246        (1,532)           --        (1,742)
Cash and cash equivalents, beginning of year         2,054           260         4,495            --         6,809
                                                  --------      --------      --------      --------      --------

Cash and cash equivalents, end of year ......     $  1,598           506         2,963            --         5,067
                                                  ========      ========      ========      ========      ========

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)


                                                   Parent         Guarantor      Non-Guarantor  Eliminating
                                                   Company       Subsidiaries    Subsidiaries     Entries     Consolidated
                                                  ---------      ------------    -------------  -----------   ------------
Net income (loss) ............................     $ (30,725)        23,499          1,545        (25,306)       (30,987)
   Depreciation and amortization .............           291         23,210          4,428           (103)        27,826
   Equity in income of subsidiaries ..........       (25,195)            --             --         25,195             --
   Loss on sale/disposition of businesses ....            --            411              3             --            414
   Non-cash interest expense .................         7,511             --             --             --          7,511
   Other non-cash adjustments ................        15,553           (230)           211             --         15,534
   Changes in working capital ................         7,208          3,323         (5,455)            34          5,110
                                                   ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) operating
activities ...................................       (25,357)        50,213            732           (180)        25,408
                                                   ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures .        (1,863)       (27,581)        (5,715)           113        (35,046)
   Business acquisition, net of cash acquired       (111,305)      (215,091)            73         10,081       (316,242)
   Proceeds from sale of business and assets
     disposals ...............................            --            100            245             --            345
   Other assets and investments ..............      (240,221)       230,282          4,945         (1,546)        (6,540)
                                                   ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) investing
activities ...................................      (353,389)       (12,290)          (452)         8,648       (357,483)
                                                   ---------      ---------      ---------      ---------      ---------

Cash flows from financing activities:
   Net borrowing under lines of credit .......        11,250             --             --             --         11,250
   proceeds from issuance of long term-debt ..       441,501             --          1,043            (22)       442,522
   Payments on long-term debt ................      (165,957)       (34,301)        (1,104)            --       (201,362)
   Net Proceeds from Stock Issue .............       107,525           (547)           993           (479)       107,492
   Payment of finance fees ...................       (16,792)            --             --             --        (16,792)
                                                   ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) financing
activities ...................................       377,527         34,848            932           (501)       343,110
                                                   ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash ......            --            370         (1,228)            64           (794)
                                                   ---------      ---------      ---------      ---------      ---------

Increase/(decrease) in cash and cash
equivalents ..................................        (1,219)         3,445            (16)         8,031         10,241
Cash and cash equivalents, beginning of year .         1,598          4,346          7,153         (8,030)         5,067
                                                   ---------      ---------      ---------      ---------      ---------

Cash and cash equivalents, end of year .......     $     379          7,791          7,137              1         15,308
                                                   =========      =========      =========      =========      =========

                                                                     SCHEDULE II

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)


                                                      ADDITIONS
                                                 -------------------
                                                 CHARGED
                                       BALANCE     TO                                BALANCE
                                         AT       COSTS                                 AT
                                      BEGINNING    AND                                END OF
                                      OF PERIOD  EXPENSES     OTHER   DEDUCTIONS(1)   PERIOD
                                      ---------  --------     ------  -------------  --------
YEAR ENDED OCTOBER 31, 1998

Allowance for doubtful accounts.....    $  1,976       888        --         1,053    1,811
Reserve for inventory obsolescence..    $  2,238       296        50           247    2,337

YEAR ENDED OCTOBER 31, 1999
Allowance for doubtful accounts.....    $  1,811     1,140        --           162    2,789
Reserve for inventory obsolescence..    $  2,337       221        --           712    1,846

YEAR ENDED OCTOBER 31, 2000
Allowance for doubtful accounts.....    $  2,789     2,077        --           558    4,308
Reserve for inventory obsolescence..    $  1,846        31        --           311    1,566

(1)   Amounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to directors of the Company and information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's proxy statement in connection with the year 2001 Annual Meeting of Stockholders under the caption "Election of Directors." Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction [G3].

ITEM 11. EXECUTIVE COMPENSATION

      Information relating to executive compensation under the caption "Executive Compensation; Certain Arrangements," in the Company's proxy statement in connection with the year 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement in connection with the year 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information under the caption "Certain Arrangements Between the Company and its Directors and Officers" in the Company's proxy statement in connection with the year 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements--See Index to Consolidated Financial Statements
            attached hereto, page 39.
      2.    Financial Statements Schedule--See Index to Consolidated Financial
            Statements attached hereto, page 39.
      3.    Exhibits--The following is a list of exhibits:


EXHIBIT
NUMBER                                   DESCRIPTION
---------                                -----------

      2       Agreement and Plan of Merger, dated as of May 18, 2000, among
              Autotote Corporation, ATX Enterprises, Inc. and Scientific Games
              Holdings Corp. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000.)

  3.(i)(a) Certificate of Incorporation of the Company, as amended through June 29, 1995. (Incorporated by reference to Exhibit 3.1 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              July 31, 1995.)

  3.(i)(b)    Certificate of Designations, Preferences and Relative,
              Participating, Optional and Other Special Rights of Preferred
              Stock and Qualifications, Limitations and Restrictions Thereof of
              Series A Convertible Preferred Stock, filed with the Secretary of
              State of Delaware on September 6, 2000. (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000 10-Q").)

   3.(ii)     Amended and Restated Bylaws of the Company. (+)

     4.1 Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as Trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the
              "Series A 12 1/2% Senior Notes"). (Incorporated by reference to
              Exhibit 4.6 to the Company's July 2000 10-Q.)

     4.2 Form of Series A 12 1/2% Senior Notes. (Incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q.)

     4.3 First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The
              Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to Series A 12 1/2% Senior Notes. (Incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q.)

     4.4 Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000. (Incorporated by reference as Exhibit 4.9 to the Company's July 2000 10-Q.)

    10.2 Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated
              June 30, 1993. (Incorporated by reference to Exhibit 2.1 to the
              Company's Current Report on Form 8-K dated July 1, 1993.)

    10.3 Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998. (Incorporated by reference to Exhibit
              10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q").)

    10.4 General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (Incorporated by reference to Exhibit
              10.29 to the Company's April 1998 10-Q.)

    10.5 Agreement between Autotote Corporation and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland
              B.V. (Incorporated by reference to Exhibit 10.31 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended July 31,
              1998.)


    10.6      Instant Ticket and Associated Products and Services Agreement dated
              May 4, 1993 by and between Georgia Lottery Corporation and
              Scientific Games Inc. (Incorporated by reference to Scientific Games
              Holding Corp.'s Registration Statement (No. 33-75168) filed on
              February 11, 1994.)

    10.7      Instant Lottery Tickets Supply Agreement between Thomas De La Rue
              Limited, Scientific Games Inc. and Camelot Group plc, dated June 15,
              1995. (Incorporated by reference to Scientific Games Holding Corp.'s
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1995. Portions of this Exhibit deemed confidential by Scientific
              Games Holdings Corp. have been omitted.)

    10.8 Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc.
              (Incorporated by reference to Exhibit 10.53 to Scientific Games
              Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted.)

    10.9      Agreement of Purchase and Sale, dated January 19, 1996, between
              Autotote Systems, Inc. and Fusco Properties, L.P. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form
              10-K/A for the fiscal year ended October 31, 1995 (the "1995
              10-K/A").)

    10.10     Lease Agreement, dated as of January 19, 1996, between Fusco
              Properties, L.P. and Autotote Systems, Inc. (Incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A.)

    10.11     Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak
              Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti
              International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q.)

    10.12     1984 Stock Option Plan, as amended. (Incorporated by reference to
              Exhibit 4.1 to the Company's Registration Statement on Form S-8
              (Registration No. 33-46594) which became effective on March 20,
              1992.) *

    10.13 1992 Equity Incentive Plan, as amended and restated. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 (the "1998
              10-K").)*

    10.14 1995 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)*

    10.15     1997 Incentive Compensation Plan as amended. (+)*

    10.16     Form of Option dated March 3, 1992 issued to A. Lorne Weil.
              (Incorporated by reference to Exhibit 10.45 to the Company's Annual
              Report on Form 10-K for the fiscal year ended October 31, 1992 (the
              "1992 10-K").)*

    10.17     Employment Agreement effective November 1, 1997 between A. Lorne
              Weil and Autotote Corporation (the "Weil Employment Agreement").
              (Incorporated by reference to Exhibit 10.26 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended January 31,
              1998.)*

    10.18     Amendment dated September 10, 1998 to the Weil Employment Agreement.
              (Incorporated by reference to Exhibit 10.27 to the Company's 1998
              10-K.)*

    10.19     Amendment dated September 1, 2000 to the Weil employment Agreement. (+)*

    10.20 Form of Change in Control Agreement effective November 1, 1997 between Autotote Corporation and certain officers. (Incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q.)*

    10.21 Letter Agreement dated January 11, 2001 between Autotote Corporation and DeWayne Laird. (+)*

    10.22 Letter Agreement dated January 11, 2001 between Autotote Corporation and Martin Schloss. (+)*



    10.23 The Autotote Corporation Key Executive Deferred Compensation Plan, as amended. (+) *

    10.24     Amended and Restated Credit Agreement among the Company, DLJ Capital
              Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding,
              Inc., as Administrative Agent, Syndication Agent, Lead Arranger and
              Sole Book Running Manager, Lehman Commercial Paper Inc., as
              Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000. (+)

    10.25     Amended and Restated Security Agreement among the Company, the
              Subsidiary Guarantors and the Administrative Agent, dated as of October 6, 2000. (+)

    10.26     Warrant Registration Rights Agreement among the Company, Donaldson,
              Lufkin & Jenrette Securities Corporation and LBI Group Inc. dated as of September 6, 2000. (Incorporated by reference to Exhibit 10.41 to the Company's July 2000 10-Q.)*

    10.27 Form of Employment and Severance Benefit Agreement, entered into between Scientific Games Inc. and certain employees effective
              September 6, 2000. (Incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q.)*

    10.28 Form of Consulting Agreement by and between the Company and William G. Malloy, dated May 18, 2000 and effective September 6,
              2000. (Incorporated by reference to Exhibit 10.43 to the Company's
              July 2000 10-Q.)*

    21.1      List of Subsidiaries. (+)

    23        Consent of KPMG LLP. (+)

    27        Financial Data Schedule

    99.1      Warrant to Purchase Class B Nonvoting Common Stock of Autotote
              Corporation dated October 30, 1992 issued to various lenders.
              (Incorporated by reference to Exhibit 10.34 to the Company's 1992
              10-K.)

    99.2      Warrant Agreement dated as of September 14, 1995 (the "1995
              Warrant Agreement"). (Incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration
              No. 333-34465) which became effective on September 12, 1997 (the
              "1997 S-4/A").)

    99.3      Amendment  dated  January 29, 1997 to the 1995  Warrant  Agreement.
              (Incorporated  by reference to Exhibit 99.10 to the Company's  1997
              S-4/A.)

    99.4      Form of Amended and Restated Warrant issued November 2, 1998 to
              Certain Members of Management and Several Employees. (Incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended October 31, 1999.)

    99.5      Form of Warrant issued to Donaldson,  Lufkin & Jenrette  Securities
              Corporation  and LBI  Group  Inc.  (Incorporated  by  reference  to
              Exhibit 99.11 to the Company's July 2000 10-Q.)


(+)   Filed herewith.

*     Includes management contracts and compensation plans and arrangements.

    (b)  Reports on Form 8-K
         Current reports on Form 8-K were filed on September 21, 2000 regarding the pro forma financials related to the acquisition of Scientific Games Holding Corp. and certain related matters, and on December 29, 2000 regarding the determination by the Company to change its fiscal year from the year ending October 31 to a calendar year, beginning with the year ending December 31, 2001.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     AUTOTOTE CORPORATION

Dated: January 29, 2001

                                     By: /s/ A. LORNE WEIL
                                        -----------------------------------
                                        A. Lorne Weil, Chairman of Board,
                                        President and Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY 28, 2000.


             SIGNATURE                           TITLE                  DATE
------------------------------------ --------------------------   ----------------
                                     Chairman of the Board,
        /s/ A. LORNE WEIL            President and Chief          January 29, 2001
    ---------------------------      Executive Officer, and
           A. LORNE WEIL             Director (principal
                                     executive officer)

                                     Vice President and Chief
       /s/ DEWAYNE E. LAIRD          Financial Officer            January 29, 2001
    ---------------------------      (principal financial and
           DEWAYNE E. LAIRD          accounting officer)


      /s/ LARRY J. LAWRENCE          Director                     January 29, 2001
    ---------------------------
          LARRY J. LAWRENCE


      /s/ SIR BRIAN G. WOLFSON       Director                     January 29, 2001
    ---------------------------
          SIR BRIAN G. WOLFSON


      /s/ ALAN J. ZAKON              Director                     January 29, 2001
    ---------------------------
          ALAN J. ZAKON


      /s/ WILLIAM G. MALLOY          Director                     January 29, 2001
    ---------------------------
          WILLIAM G. MALLOY


      /s/ PETER A. COHEN             Director                     January 29, 2001
    ---------------------------
         PETER A. COHEN


      /s/ COLIN J. O'BRIEN           Director                     January 29, 2001
    ---------------------------
        COLIN J. O'BRIEN


      /s/ LUCIANO LA NOCE            Director                     January 29, 2001
    ---------------------------
         LUCIANO LA NOCE


      /s/ MICHAEL S. IMMORDINO       Director                     January 29,2001
    ---------------------------
          MICHAEL S. IMMORDINO


      /s/ ROBERTO SGAMBATI           Director                     January 29, 2001
    ---------------------------
          ROBERTO SGAMBATI


                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                                   PAGE
-----------  --------------------------------------------------------           ----------

  3.(ii)     Amended and Restated Bylaws of the Company.

  10.15      1997 Incentive Compensation Plan as amended.

  10.19      Amendment dated September 1, 2000 to the Weil employment
             Agreement.

  10.21      Letter Agreement dated January 11, 2001 between Autotote
             Corporation and DeWayne Laird.

  10.22      Letter Agreement dated January 11, 2001 between Autotote
             Corporation and Martin Schloss.

  10.23      The Autotote Corporation Key Executive Deferred
             Compensation Plan, as amended.

  10.24      Amended and Restated Credit Agreement among the Company, DLJ
             Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital
             Funding, Inc., as Administrative Agent, Syndication Agent, Lead
             Arranger and Sole Book Running Manager, Lehman Commercial Paper
             Inc., as Documentation Agent, and Lehman Brothers Inc., as
             Co-Arranger, dated as of October 6, 2000.

  10.25      Amended and Restated Security Agreement among the Company, the
             Subsidiary Guarantors and the Administrative Agent, dated as of October 6, 2000

  21.1       List of Subsidiaries.

  23         Consent of KPMG LLP.

  27         Financial Data Schedule.

