Form 10-Q
period 2000-12-31
AUTOTOTE CORP
filed 2001-02-20
CIK 750004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

{Mark One}

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from NOVEMBER 1, 2000 to DECEMBER 31, 2000
                                     ----------------    -----------------

                         Commission File number: 0-13063

                              AUTOTOTE CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   81-0422894
              --------                                   ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 16, 2001:
           Class A Common Stock:  40,155,991
           Class B Common Stock:  None

                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                       TWO MONTHS ENDED DECEMBER 31, 2000


                                                                             Page
                                                                             ----
     PART I.               FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements:

                             Balance Sheets as of October 31, 2000
                             and December 31, 2000                            3

                             Statements of Operations for the Two Months
                             Ended December 31, 1999 and 2000                 4

                             Statements of Cash Flows for the Two Months
                             Ended December 31, 1999 and 2000                 5

                             Notes to Consolidated Financial Statements       6-16

         Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations              17-21

     PART II.              OTHER INFORMATION

         Item 1.           Legal Proceedings                                  22
         Item 2.           Changes in Securities                              22
         Item 6.           Exhibits and Reports on Form 8K                    22


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            OCTOBER 31,      DECEMBER 31,
                                                                                                2000              2000
                                                                                          ----------------  ---------------
                                                                                                              (UNAUDITED)
                                             ASSETS
      Current assets:
           Cash and cash equivalents...................................................        $ 15,308            6,488
           Restricted cash.............................................................             758              670
           Accounts receivable, net of allowance for doubtful accounts.................          54,263           56,819
           Inventories.................................................................          24,678           27,608
           Prepaid expenses, deposits and other current assets.........................          17,420           15,911
                                                                                               ---------        ---------
                Total current assets...................................................         112,427          107,496
                                                                                               ---------        ---------
      Property and equipment, at cost..................................................         317,549          323,732
           Less accumulated depreciation...............................................         130,895          139,121
                                                                                               ---------        ---------
                Net property and equipment.............................................         186,654          184,611
                                                                                               ---------        ---------
      Goodwill, net....................................................................         156,557          157,591
      Operating right, net.............................................................          12,848           12,681
      Other intangible assets, net.....................................................         119,871          118,598
      Other assets and investments.....................................................          58,858           53,964
                                                                                               ---------        ---------
                Total assets........................................................           $647,215          634,941
                                                                                               =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Current installments of long-term debt......................................        $  5,823            6,636
           Accounts payable............................................................          29,746           30,588
           Accrued liabilities.........................................................          66,875           55,561
           Interest payable............................................................           4,126           11,112
                                                                                               ---------        ---------
                Total current liabilities..............................................         106,570          103,897
                                                                                               ---------        ---------
      Deferred income taxes............................................................          60,834           59,261
      Other long-term liabilities......................................................           7,481            9,586
      Long-term debt, excluding current installments...................................         438,011          434,044
                                                                                               ---------        ---------
                Total liabilities......................................................         612,896          606,788
                                                                                               ---------        ---------
      Stockholders' equity:
           Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,132 and 1,149 shares outstanding at October 31,
               2000 and December 31, 2000, respectively................................           1,132            1,149
           Class A common stock, par value $0.01 per share, 99,300 shares authorized, 39,922 and 40,156 shares outstanding at October 31,
               2000 and December 31, 2000, respectively................................             371              373
           Class B non-voting common stock, par value $0.01 per share, 700 shares
               authorized, none outstanding............................................              --               --
           Additional paid-in capital..................................................         264,987          266,917
           Accumulated losses..........................................................        (228,853)        (234,910)
           Treasury stock, at cost.....................................................            (102)            (102)
           Accumulated other comprehensive loss........................................          (3,216)          (5,274)
                                                                                               ---------        ---------
                Total stockholders' equity.............................................          34,319           28,153
                                                                                               ---------        ---------
                Total liabilities and stockholders' equity.............................        $647,215          634,941
                                                                                               =========        =========


                    See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   TWO MONTHS ENDED DECEMBER 31, 1999 AND 2000
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1999              2000
                                                                                             -------------      ------------
    Operating revenues:
         Services........................................................................         $22,159            57,584
         Sales...........................................................................           8,083             9,007
                                                                                             -------------      ------------
                                                                                                   30,242            66,591
                                                                                             -------------      ------------
    Operating expenses (exclusive of depreciation and amortization shown below):
         Services........................................................................          15,660            39,592
         Sales...........................................................................           5,220             5,547
                                                                                             -------------      ------------
                                                                                                   20,880            45,139
                                                                                             -------------      ------------
              Total gross profit.........................................................           9,362            21,452
    Selling, general and administrative expenses.........................................           4,213             9,902
    Depreciation and amortization........................................................           3,560             8,598
                                                                                             -------------      ------------
              Operating income...........................................................           1,589             2,952
                                                                                             -------------      ------------
    Other deductions:
         Interest expense................................................................           2,697             8,790
         Other income....................................................................             (19)             (247)
                                                                                             -------------      ------------
                                                                                                    2,678             8,543
                                                                                             -------------      ------------
         Loss before income tax expense (benefit)........................................          (1,089)           (5,591)
    Income tax expense (benefit).........................................................              30              (677)
                                                                                             -------------      ------------
         Net loss........................................................................          (1,119)           (4,914)
    Convertible preferred stock dividend.................................................              --             1,143
                                                                                             -------------      ------------
    Net loss available to common stockholders............................................         $(1,119)           (6,057)
                                                                                             =============      ============

    Basic and diluted loss per share:
    Net loss.............................................................................         $ (0.03)            (0.12)
                                                                                             =============      ============
    Net loss available to common stockholders............................................         $ (0.03)            (0.15)
                                                                                             =============      ============

    Weighted average number of shares used in per share calculations:
         Basic shares....................................................................          36,362            40,025
                                                                                             =============      ============
         Diluted shares..................................................................          36,362            40,025
                                                                                             =============      ============



               See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   TWO MONTHS ENDED DECEMBER 31, 1999 AND 2000
                            (UNAUDITED, IN THOUSANDS)


                                                                                                   1999             2000
                                                                                                -----------      -----------
    Cash flows from operating activities:
         Net loss...........................................................................       $(1,119)          (4,914)
                                                                                                -----------      -----------
         Adjustments to reconcile net loss to cash provided by operating activities:
              Depreciation and amortization.................................................         3,560            8,598
              Changes in operating assets and liabilities...................................        (3,119)            (783)
              Other.........................................................................           172             (873)
                                                                                                -----------      -----------
                   Total adjustments........................................................           613            6,942
                                                                                                -----------      -----------
    Net cash provided by (used in) operating activities.....................................          (506)           2,028
                                                                                                -----------      -----------

    Cash flows from investing activities:
         Capital expenditures...............................................................          (626)          (3,301)
         Wagering systems expenditures......................................................        (5,327)          (2,802)
         Increase in other assets and investments...........................................        (1,282)          (2,419)
                                                                                                -----------      -----------
    Net cash used in investing activities...................................................        (7,235)          (8,522)
                                                                                                -----------      -----------

    Cash flows from financing activities:
         Net borrowings (repayments) under lines of credit..................................         7,720           (2,250)
         Proceeds from issuance of long-term debt...........................................            12               --
         Payments on long-term debt.........................................................        (1,362)          (1,324)
         Proceeds from the issuance of common stock.........................................            22              202
                                                                                                -----------      -----------
    Net cash provided by (used in) financing activities.....................................         6,392           (3,372)
                                                                                                -----------      -----------

    Effect of exchange rate changes on cash.................................................           (56)           1,046
                                                                                                -----------      -----------
    Decrease in cash and cash equivalents...................................................        (1,405)          (8,820)
    Cash and cash equivalents, beginning of period..........................................         5,067           15,308
                                                                                                -----------      -----------
    Cash and cash equivalents, end of period................................................       $ 3,662            6,488
                                                                                                ===========      ===========

    Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest...........................................................................       $    56            1,662
                                                                                                ===========      ===========
         Income taxes ......................................................................       $    75            1,585
                                                                                                ===========      ===========
       Non-cash financing activity during the period:
         Convertible preferred stock paid in kind dividends.................................       $    --            1,143
                                                                                                ===========      ===========



          See accompanying notes to consolidated financial statements.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     On December 20, 2000, Autotote Corporation determined to change its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. This report on Form 10-Q covering the transition period from November 1, 2000 to December 31, 2000 is a result of the change in fiscal year. The Company's next fiscal year commenced on January 1, 2001.

     The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations for the two months ended December 31, 1999 and 2000, and the consolidated statements of cash flows for the two months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and the results of its operations for the two months ended December 31, 1999 and 2000 and its cash flows for the two months ended December 31, 1999 and 2000 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

     Certain items in prior period's financial statements have been classified to conform with the current year presentation.

BASIC AND DILUTED NET LOSS PER SHARE

     The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the two month periods ended December 31, 1999 and 2000:

                                                                              TWO MONTHS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1999             2000
                                                                              --------------   ------------
         LOSS (NUMERATOR)
         Net loss......................................................            $(1,119)        (4,914)
         Convertible preferred stock dividend..........................                 --         (1,143)
                                                                              --------------   ------------
         Net loss available to common stockholders.....................            $(1,119)        (6,057)
                                                                              ==============   ============

         SHARES (DENOMINATOR)
         Basic weighted average common shares outstanding..............             36,362         40,025
         Effect of diluted securities-stock options, warrants,
              and deferred shares (1)..................................                 --             --
                                                                              --------------   ------------
         Diluted weighted average common shares outstanding............             36,362         40,025
                                                                              ==============   ============

         BASIC AND DILUTED PER SHARE AMOUNT
         Net loss......................................................            $ (0.03)         (0.12)
                                                                              ==============   ============
         Net loss available to common stockholders.....................            $ (0.03)         (0.15)
                                                                              ==============   ============

     (1) Potential common shares are not included in the calculation of dilutive net loss per share in the periods presented, since there inclusion would be anti-dilutive.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 2000, the Company had outstanding stock options, warrants, convertible preferred stock and deferred shares which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

INTEREST RATE AGREEMENTS

     On November 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current operations or other comprehensive income
(loss), based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in operations..

     Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all future such agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. The Adoption of SFAS 133 did not have a material affect on the Company's consolidated operations or financial position at November 1, 2000. For the two months ended December 31, 2000, the Company recorded a $2,395 charge to other comprehensive loss for the change in fair value of the interest rate hedge instruments.

(2)  ACQUISITION OF SCIENTIFIC GAMES HOLDINGS CORP.

     On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("Scientific Games"), a world-leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which Scientific Games became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to Scientific Games stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $156,828 and has been recorded as goodwill which is being amortized over 20 years. The operating results of Scientific Games' businesses have been included in the accompanying consolidated statements of operations from the date of the acquisition.

     The Scientific Games acquisition and the refinancing of substantially all existing debt of both the Company and Scientific Games, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of term loan borrowings under the terms of a new senior credit facility; (3) $2,987 of borrowings under the new revolving credit facility of the senior credit facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock, principally to an affiliated entity of Olivetti S.p.A. (See notes 9 and 13 to the consolidated financial statements for the year ended October 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.)

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  ACQUISITION OF SCIENTIFIC GAMES HOLDINGS CORP. --(CONTINUED)

     The following table presents unaudited pro forma results of operations as if the Scientific Games acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the two months ended December 31, 1999 or the results which may occur in the future.


                                                              TWO MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1999
                                                              ----------------
                                                                (unaudited)
        Operating revenues...............................         $70,973
        Operating income.................................           6,382
        Loss before income tax benefit...................            (730)
        Net loss.........................................            (627)
        Convertible preferred stock dividend.............           1,143
                                                                  --------
        Net loss available to common stockholders........         $(1,770)
                                                                  ========

        Basic and diluted income (loss)per share:
        Net income.......................................         $ (0.02)
                                                                  ========
        Net loss available to common stockholders........         $ (0.05)
                                                                  ========


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3)  BUSINESS SEGMENTS

     The following tables represent revenues, profits, depreciation and assets by business and geographic segments for the two months ended December 31, 1999 and 2000. Corporate expenses are allocated among business segments. Interest expense and other (income) deductions are not allocated to business segments.


                                                      TWO MONTHS ENDED
                                                        DECEMBER 31,
                                            ---------------------------------
                                                  1999              2000
                                            ---------------------------------
     Service and Sales Revenue:
          Lottery Group..................         $ 5,886           36,630
          Pari-mutuel Group..............          15,331           13,485
          Venue Management Group.........           8,698            9,274
          Telecommunications Group.......              --            7,202
          SJC Video Group................             327               --
                                            ----------------   --------------
                                                  $30,242           66,591
                                            ================   ==============

     Gross profit:
          Lottery Group..................         $ 1,635           11,276
          Pari-mutuel Group..............           5,478            4,692
          Venue Management Group.........           2,249            2,514
          Telecommunications Group.......              --            2,970
          SJC Video Group................              --               --
                                            ----------------   --------------
                                                  $ 9,362           21,452
                                            ================   ==============

     Operating income:
          Lottery Group..................         $   840              458
          Pari-mutuel Group..............             (20)            (800)
          Venue Management Group.........             769            1,147
          Telecommunications Group.......              --            2,147
          SJC Video Group................              --               --
                                            ----------------   --------------
                                                  $ 1,589            2,952
                                            ================   ==============
     Included in operating income
       Depreciation and amortization:
          Lottery Group..................         $   394            5,309
          Pari-mutuel Group..............           2,711            2,576
          Venue Management Group.........             455              427
          Telecommunications Group.......              --              286
          SJC Video Group................              --               --
                                            ----------------   --------------
                                                  $ 3,560            8,598
                                            ================   ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3)  BUSINESS SEGMENTS--(CONTINUED)


                                                       TWO MONTHS ENDED
                                                         DECEMBER 31,
                                               ---------------------------------
                                                    1999              2000
                                               ---------------------------------
     A reconciliation of total segment
     operating income to consolidated loss
     before income tax expense (benefit)
     is as follows:
        Total reported segments..........             $ 1,589           2,952
        Interest expense.................               2,697           8,790
        Other income.....................                 (19)           (247)
                                               ----------------   --------------
                                                      $(1,089)         (5,591)
                                               ================   ==============

                                                  OCTOBER 31,    DECEMBER 31,
                                                      2000           2000
                                               ---------------------------------
     Assets:
          Lottery Group..................            $350,367         330,138
          Pari-mutuel Group..............             227,049         232,990
          Venue Management Group.........              34,207          34,055
          Telecommunications Group.......              35,592          37,758
          SJC Video Group................                  --              --
                                               ----------------   --------------
                                                     $647,215         634,941
                                               ================   ==============

                                                         TWO MONTHS ENDED
                                                           DECEMBER 31,
                                               ---------------------------------
                                                     1999              2000
                                               ---------------------------------
     Capital and wagering systems
      expenditures:
          Lottery Group..................              $   72           1,694
          Pari-mutuel Group..............               5,637           2,354
          Venue Management Group.........                 244             316
          Telecommunications Group.......                  --           1,739
          SJC Video Group................                  --              --
                                               ----------------   --------------
                                                       $5,953           6,103
                                               ================   ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4)  COMPREHENSIVE (LOSS)

     The following presents a reconciliation of net loss to comprehensive loss for the two months ended December 31, 1999 and 2000:


                                                                      TWO MONTHS ENDED DECEMBER 31,
                                                                      ----------------------------
                                                                          1999            2000
                                                                      ------------    ------------
    Net loss.................................................            $(1,119)         (4,914)
    Other comprehensive loss:
         Foreign currency translation........................               (254)          1,212
         Unrealized loss on investments......................                 --            (875)
         Unrealized loss on interest rate swap contract......                 --          (2,395)
                                                                      ------------   -------------
         Other comprehensive loss............................               (254)         (2,058)
                                                                      ------------   -------------
    Comprehensive loss.......................................            $(1,373)         (6,972)
                                                                      ============   =============


(5)  INVENTORIES

     Inventories consist of the following:

                                                                    OCTOBER 31,        DECEMBER 31,
                                                                       2000                2000
                                                                  --------------      --------------
      Parts and work-in-process..............................          $12,545            16,193
      Finished goods.........................................           12,133            11,415
                                                                  --------------      --------------
                                                                       $24,678            27,608
                                                                  ==============      ==============


     Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6)  DEBT

     At December 31, 2000, the Company had approximately $46,591 available for borrowing under the Company's revolving Credit Facility (the "Facility"), subject to limitations imposed by the debt covenants. There were approximately $9,000 of borrowings outstanding under the Facility at December 31, 2000, and approximately $9,409 in letters of credit were issued under the Facility. At October 31, 2000, Autotote's available borrowing capacity was $52.1 million.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

      The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and Facility issued on September 6, 2000 in connection with the acquisition of Scientific Games are jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

     Presented below is condensed consolidating financial information for (i) Autotote Corporation (the "Parent Company") which includes the activities of Autotote Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of October 31, 2000 and December 31, 2000 and for the two months ended December 31, 1999 and 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 31, 2000
                                 (IN THOUSANDS)


                                                 Parent         Guarantor     Non-Guarantor    Eliminating
                                                 Company      Subsidiaries    Subsidiaries       Entries       Consolidated
                                              --------------  --------------  --------------  -------------- ---------------
ASSETS
   Cash and cash equivalents...............     $     379           7,791           7,137               1          15,308
   Accounts receivable, net................            --          40,699          18,180          (4,616)         54,263
   Inventories.............................            --          19,298           5,844            (464)         24,678
   Other current assets....................           531          14,054           3,563              30          18,178
   Property and equipment, net.............         2,020         151,536          33,937            (839)        186,654
   Investment in subsidiaries..............       193,740              --              --        (193,740)             --
   Goodwill................................           191         145,549          10,817              --         156,557
   Intangible assets.......................            --         110,432          22,287              --         132,719
   Other assets............................        20,516          79,756             997         (42,411)         58,858
                                              --------------  --------------  --------------  -------------- ---------------

       Total assets........................     $ 217,377         569,115         102,762        (242,039)        647,215
                                              ==============  ==============  ==============  ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt..     $   5,256               7             560              --           5,823
   Current liabilities.....................        20,503          60,097          24,195          (4,048)        100,747
   Long-term debt, excluding current
     installments..........................       437,490            (212)          4,997          (4,264)        438,011
   Other non-current liabilities...........         3,222          59,682          22,237         (16,826)         68,315
   Intercompany balances...................      (283,857)        258,203          26,138            (484)             --
   Stockholders' equity....................        34,763         191,338          24,635        (216,417)         34,319
                                              --------------  -------------- --------------- --------------- --------------

      Total liabilities and stockholders'
        equity.............................     $ 217,377         569,115         102,762        (242,039)        647,215
                                              ==============  ==============  ============== =============== ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                            (UNAUDITED, IN THOUSANDS)


                                                 Parent         Guarantor     Non-Guarantor    Eliminating
                                                 Company      Subsidiaries    Subsidiaries       Entries       Consolidated
                                              --------------  --------------  --------------  -------------- ---------------
ASSETS
   Cash and cash equivalents...............     $     867             (51)          5,671               1           6,488
   Accounts receivable, net................            --          39,554          20,555          (3,290)         56,819
   Inventories.............................            --          21,602           6,470            (464)         27,608
   Other current assets....................           186          13,421           2,944              30          16,581
   Property and equipment, net.............         2,002         142,446          40,452            (289)        184,611
   Investment in subsidiaries..............       202,980              --              --        (202,980)             --
   Goodwill................................           190         154,313           3,088              --         157,591
   Intangible assets.......................            --         109,232          22,047              --         131,279
   Other assets............................        19,832          75,699           1,077         (42,644)         53,964
                                              --------------  --------------  --------------  -------------- ---------------

       Total assets........................     $ 226,057         556,216         102,304        (249,636)        634,941
                                              ==============  ==============  ==============  ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt..     $   6,012               8             616              --          6,636
   Current liabilities.....................        25,663          51,642          22,866          (2,910)        97,261
   Long-term debt, excluding current
     installments..........................       433,180              19           5,492          (4,647)       434,044
   Other non-current liabilities...........         5,786          57,020          21,491         (15,450)        68,847
   Intercompany balances...................      (272,737)        245,226          27,809            (298)            --
   Stockholders' equity....................        28,153         202,301          24,030        (226,331)        28,153
                                              --------------  -------------- ---------------  -------------- --------------

      Total liabilities and stockholders'
        equity.............................     $ 226,057         556,216         102,304        (249,636)       634,941
                                              ==============  ==============  ============== =============== ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       TWO MONTHS ENDED DECEMBER 31, 1999
                            (UNAUDITED, IN THOUSANDS)


                                                 Parent          Guarantor      Non-Guarantor     Eliminating
                                                 Company       Subsidiaries     Subsidiaries        Entries      Consolidated
                                              --------------  ---------------- ----------------  --------------  --------------
Operating revenues.........................       $    --            23,135            8,326          (1,219)         30,242
Operating expenses.........................            --            14,751            7,348          (1,219)         20,880
                                               -------------  ---------------- ----------------  --------------  --------------
   Gross profit............................            --             8,384              978              --           9,362

Selling, general and administrative
   expenses................................         1,552             2,002              659              --           4,213
Depreciation and amortization..............            48             2,937              592             (17)          3,560
                                               -------------  ---------------- ----------------  --------------  --------------
   Operating income (loss).................        (1,600)            3,445             (273)             17           1,589
Interest expense...........................         2,535               126              105             (69)          2,697
Other (income) expense.....................           (58)               (6)             (24)             69             (19)
                                               -------------  ---------------- ----------------  --------------  --------------
Income (loss) before equity in income of
  subsidiaries, and income taxes...........        (4,077)            3,325             (354)             17          (1,089)
Equity in income (loss) of subsidiaries....         2,958                --               --          (2,958)             --
Income tax expense.........................            --                17               13              --              30
                                               -------------  ---------------- ----------------  --------------  --------------

Net income (loss)..........................       $(1,119)            3,308             (367)         (2,941)         (1,119)
                                               =============  ================ ================  ==============  ==============



                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                       TWO MONTHS ENDED DECEMBER 31, 2000
                            (UNAUDITED, IN THOUSANDS)


                                                 Parent          Guarantor      Non-Guarantor     Eliminating
                                                 Company       Subsidiaries     Subsidiaries        Entries      Consolidated
                                              --------------  ---------------- ----------------  --------------  --------------
Operating revenues.........................      $     --            57,125           22,087         (12,621)         66,591
Operating expenses.........................            --            41,333           16,425         (12,619)         45,139
                                               -------------  ---------------- ----------------  --------------  --------------
   Gross profit............................            --            15,792            5,662              (2)         21,452

Selling, general and administrative
   expenses................................         2,872             4,896            2,136              (2)          9,902
Depreciation and amortization..............            49             7,340            1,224             (15)          8,598
                                               -------------  ---------------- ----------------  --------------  --------------
   Operating income (loss).................        (2,921)            3,556            2,302              15           2,952
Interest expense...........................         8,930                13              477            (630)          8,790
Other (income) expense.....................           (87)             (458)            (277)            575            (247)
                                               -------------  ---------------- ----------------  --------------  --------------
Income (loss) before equity in income of
   subsidiaries and income taxes...........       (11,764)            4,001            2,102              70          (5,591)
Equity in income (loss) of subsidiaries....         6,850                --               --          (6,850)             --
Income tax expense (benefit)...............            --            (1,267)             590              --            (677)
                                               -------------  ---------------- ----------------  --------------  --------------
Net income (loss)..........................      $ (4,914)            5,268            1,512          (6,780)         (4,914)
                                               =============  ================ ================  ==============  ==============



                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       TWO MONTHS ENDED DECEMBER 31, 1999
                            (UNAUDITED, IN THOUSANDS)


                                                  Parent         Guarantor    Non-Guarantor    Eliminating
                                                  Company      Subsidiaries    Subsidiaries      Entries      Consolidated
                                               --------------  -------------- --------------- --------------  --------------
Net income (loss).............................     $(1,119)          3,308            (367)        (2,941)         (1,119)
   Depreciation and amortization..............          48           2,937             592            (17)          3,560
   Equity in income (loss) of subsidiaries....      (2,958)             --              --          2,958              --
   Changes in operating assets and
     liabilities..............................       2,398          (6,478)            961             --          (3,119)
   Other non-cash adjustments.................         189              14             (31)            --             172
                                               -------------- --------------- --------------- --------------  --------------

Net cash provided by (used in) operating
   activities.................................      (1,442)           (219)          1,155             --            (506)
                                               -------------- --------------- --------------- --------------  --------------

Cash flows from investing activities:
   Capital and wagering systems expenditures..         (17)         (5,118)           (818)            --          (5,953)
   Other assets and investments...............         (92)         (1,044)            (89)           (57)         (1,282)
                                               -------------- --------------- --------------- --------------  --------------

Net cash provided by (used in) investing
   activities.................................        (109)         (6,162)           (907)           (57)         (7,235)
                                               -------------- --------------- --------------- --------------  --------------

Cash flows from financing activities:
   Net borrowing under lines of credit........       7,720              --              --             --           7,720
   Proceeds from issuance of long-term debt...          --              --              12             --              12
   Payments on long-term debt.................      (1,250)            (23)            (89)            --          (1,362)
   Other, principally intercompany balances...      (1,233)          1,792            (594)            57              22
                                               -------------- --------------- --------------- --------------  --------------

Net cash provided by (used in) financing
   activities.................................       5,237           1,769            (671)            57           6,392
                                               -------------- --------------- --------------- --------------  --------------

Effect of exchange rate changes on cash.......          (1)              4             (59)            --             (56)
                                               -------------- --------------- --------------- --------------  --------------

Increase (decrease) in cash and cash
   equivalents................................       3,685          (4,608)           (482)            --          (1,405)
Cash and cash equivalents, beginning of
   period.....................................       1,598             506           2,963             --           5,067
                                               -------------- --------------- --------------- --------------  --------------

Cash and cash equivalents, end of period......     $ 5,283          (4,102)          2,481             --           3,662
                                               ============== =============== =============== ==============  ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                       TWO MONTHS ENDED DECEMBER 31, 2000
                            (UNAUDITED, IN THOUSANDS)


                                                  Parent         Guarantor       Non-Guarantor    Eliminating
                                                 Company       Subsidiaries      Subsidiaries       Entries      Consolidated
                                               -------------  ----------------  ---------------- --------------  --------------
Net income (loss)..........................       $(4,914)            5,268             1,512         (6,780)         (4,914)
   Depreciation and amortization...........            49             7,340             1,224            (15)          8,598
   Equity in income (loss) of subsidiaries.        (6,850)               --                --          6,850              --
   Changes in operating assets and
     liabilities...........................         6,078            (5,643)             (988)          (230)           (783)
   Other non-cash adjustments..............           428            (1,341)               40             --            (873)
                                               -------------  ----------------  ---------------- --------------  --------------

Net cash provided by (used in) operating
   activities..............................        (5,209)            5,624             1,788           (175)          2,028
                                               -------------  ----------------  ---------------- --------------  --------------

Cash flows from investing activities:
   Capital and wagering systems
      expenditures.........................           (13)           (3,608)           (2,136)          (346)         (6,103)
   Other assets and investments............        (3,060)             (770)              (93)         1,504          (2,419)
                                               -------------  ----------------  ---------------- --------------  --------------

Net cash provided by (used in) investing
activities.................................        (3,073)           (4,378)           (2,229)         1,158          (8,522)
                                               -------------  ----------------  ---------------- --------------  --------------

Cash flows from financing activities:
   Net borrowing under lines of credit.....        (2,250)               --                --             --          (2,250)
   Payments on long-term debt..............        (1,304)               --               (20)            --          (1,324)
   Other, principally intercompany balances        12,324           (10,288)             (851)          (983)            202
                                               -------------  ----------------  ---------------- --------------  --------------

Net cash provided by (used in) financing
   activities..............................         8,770           (10,288)             (871)          (983)         (3,372)
                                               -------------  ----------------  ---------------- --------------  --------------

Effect of exchange rate changes on cash....            --             1,199              (153)            --           1,046
                                               -------------  ----------------  ---------------- --------------  --------------

Increase (decrease) in cash and cash
   equivalents.............................           488            (7,843)           (1,465)            --          (8,820)
Cash and cash equivalents, beginning of
   period..................................           379             7,792             7,137             --          15,308
                                               -------------  ----------------  ---------------  --------------  --------------

Cash and cash equivalents, end of period...       $   867               (51)           5,672              --           6,488
                                               =============  ================  ===============  ==============  ==============


                      AUTOTOTE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS FOR
                     THE TWO MONTHS ENDED DECEMBER 31, 2000

BACKGROUND

     As a result of the Company's decision to change its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001, the Company is filing this transition report for the two month period ended December 31, 2000.

     The following discussion addresses the financial condition of the Company as of December 31, 2000 and the results of its operations for the two month period ended December 31, 2000, compared to the same period in the prior year. This discussion should read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

     We operate in four business segments: Lottery Group, Pari-Mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group consists of two product lines: Instant Tickets and Related Services ("ITRS") and Lottery Systems. ITRS includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Lottery Systems includes the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This product line also includes software and hardware and support service for sports betting and credit card processing systems.

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

     In the two months ended December 31, 1999, our Lottery Group consisted solely of the Lottery Systems product line, exclusive of sports betting and credit card processing services, and the Telecommunications Products Group, which were not yet acquired by Autotote as part of the Scientific Games acquisition.

     Autotote's revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide ITRS and wagering systems and services; or are derived from wagering by customers at facilities owned or leased by Autotote. Sales revenues are derived from sales of prepaid phone cards and from contracts for the sale of wagering systems, equipment, and software licenses.

     The first calendar quarter and the fourth calendar quarter of the year traditionally comprise the weakest season for Autotote's pari-mutuel wagering service revenue. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the size and timing of contract awards, changes in customer budgets, inventory ticket position, lottery retail sales and general economic conditions.

     Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of Scientific Games in 2000 and the German pari-mutuel service business in 1999, which were both accounted for as purchases, affect the comparability of operations from period to period (see
Note 3 to the consolidated financial statements for the year ended October 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.)

     The following tables and discussion present actual data for the November and December 2000 and 1999, and pro forma data for the November and December 1999 period, as if Autotote had acquired Scientific Games on November 1, 1999.

RESULTS OF OPERATIONS:


                                                                          TWO MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                    PRO FORMA         ACTUAL          ACTUAL
                                                                 ---------------- --------------- ---------------
                                                                      1999             1999            2000
                                                                 ---------------- --------------- ---------------
                                                                                   (IN THOUSANDS)
 LOTTERY GROUP
 Service revenue...............................................         $34,298           1,699          36,630
 Sales revenue.................................................           6,693           4,187              --
                                                                 ---------------- --------------- ---------------
 Total operating revenue.......................................         $40,991           5,886          36,630
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $11,939           1,635          11,276
                                                                 ================ =============== ===============

 PARI-MUTUEL GROUP
 Service revenue...............................................         $11,435          11,435          11,680
 Sales revenue.................................................           3,896           3,896           1,805
                                                                 ---------------- --------------- ---------------
 Total operating revenue.......................................         $15,331          15,331          13,485
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $ 5,478           5,478           4,692
                                                                 ================ =============== ===============

 VENUE MANAGEMENT GROUP
 Service revenue...............................................         $ 8,698           8,698           9,274
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $ 2,249           2,249           2,514
                                                                 ================ =============== ===============

 TELECOMMUNICATIONS GROUP
 Sales revenue.................................................         $ 5,626               --           7,202
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $ 2,165               --           2,970
                                                                 ================ =============== ===============

 SJC VIDEO GROUP
 Service revenue...............................................         $   327             327              --
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $    --              --              --
                                                                 ================ =============== ===============

 COMPANY TOTAL
 Service revenue...............................................         $54,758          22,159          57,584
 Sales revenue.................................................          16,215           8,083           9,007
                                                                 ---------------- --------------- ---------------
 Total operating revenue.......................................         $70,973          30,242          66,591
                                                                 ================ =============== ===============
 Gross Profit (excluding depreciation and amortization)........         $21,831           9,362          21,452
                                                                 ================ =============== ===============


TWO MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWO MONTHS ENDED DECEMBER 31,
1999

REVENUE ANALYSIS

     Lottery Group revenue of $36.6 million in November and December 2000 improved $30.7 million from the same period in 1999 due to the addition of Scientific Games in September 2000, plus the start-up of the on-line Vermont and New Hampshire lotteries in July 2000. On a pro forma basis, total service revenue in November and December increased $2.3 million from the same period in 1999 largely due to new on-line lottery contracts and total sales revenue declined $6.7 million as a result of non-recurring sales in 1999 primarily to Sisal Sport Italia SpA and the Western Canadian Lottery.

     Pari-mutuel Group service revenue of $11.7 million in November and December 2000 improved $0.2 million or 2.1% from the same period in 1999. This increase is attributable to revenue improvements in the North America operations, as well as in the North American simulcasting operations and in the NASRIN(TM) service operations. These revenue increases were partially offset by lower revenues in the French operations and the effect of the lower Euro exchange rate on revenues from the German racing operations. Sales revenue of $1.8 million in November and December 2000 decreased $2.1 million from same period in 1999 due to non-recurring 1999 equipment sales.

     Venue Management Group service revenue of $9.3 million in November and December 2000 were $0.6 million higher than in the same period in 1999, reflecting Handle related revenue increases in the Connecticut OTB operations, partially offset by the effect of the lower Euro exchange rate on the Netherlands revenues.

     Telecommunications Group sales revenue of $7.2 million in November and December 2000 are the result of the acquisition of Scientific Games in September 2000. On a pro forma basis, revenues in November and December 2000 increased $1.6 million as a result of continued customer and volume growth of this business unit.

     SJC Video Group service revenue of $0.3 million in November and December 1999 did not recur in November and December 2000 because the business was sold in February 2000.

GROSS PROFIT ANALYSIS

     The total gross profit earned, exclusive of depreciation and amortization, of $21.5 million in November and December 2000 increased $12.1 million or 129% from the same period in 1999 as a result of the acquisition of Scientific Games in September 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, decreased $0.4 million primarily because improved gross margins in the service businesses and the Telecommunications Products Group were offset by non-recurring 1999 systems and equipment sales.

     On a pro forma basis gross profit as a percent of service revenues increased to 31% in November and December 2000 compared to 30% in the same period in 1999, primarily as a result of revenue improvements and cost control measures in all segments of the Company's business. On a pro forma basis, gross profit as a percent of sales revenues was 38% in November and December 2000 compared to 31% in the same period in 1999 reflecting the change in the mix of equipment and systems sold in the two periods, and improvements in the Telecommunications Group.

     The Lottery Group gross profit of $11.3 million, or 31% of revenues, decreased slightly on a pro-forma basis in November and December 2000 from $11.9 million or 29% of revenues in the same period in 1999. Gross margin improvements were realized as a result of the addition of the Vermont and New Hampshire lottery contracts which commenced operations in July 2000. These margin improvements were partially offset by non-recurring 1999 systems and equipment sales.

     Pari-mutuel Group gross profit of $4.7 million in November and December 2000 or 35% of revenues decreased $0.8 million from $5.5 million or 36% of revenues in the same period in 1999. This decrease is primarily attributable to non-recurring 1999 systems and equipment sales, partially offset by continued growth of the North American operations.

     Venue Management Group gross profit of $2.5 million in November and December 2000 or 27% of revenues improved $0.3 million from $2.2 million or 26% of revenues in the same period in 1999. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation, partially offset by the effect of the lower Euro exchange rate on the Netherlands revenues.

     The Telecommunications Group gross profit of $3.0 million in November and December 2000 or 41% of revenues increased $0.8 million on a pro-forma basis from a gross profit of $2.2 million or 38% of revenues in the same period in 1999. The increase reflects the effects of cost saving initiatives implemented in fiscal 2000, partially offset by slightly lower margins as a result of increased competition in this market.

EXPENSE ANALYSIS

     Selling, general and administrative expenses, including software development costs, of $9.9 million in November and December 2000 were $5.7 million higher than in the same period in 1999 primarily as a result of the acquisition of Scientific Games in September 2000. On a pro forma basis, selling, general and administrative expenses were $1.3 million higher in November and December 2000 than in the same period in 1999 primarily as a result of employee severance costs incurred during the period.

     Depreciation and amortization expense of $8.6 million in November and December 2000 increased $5.0 million from $3.6 million in the same period in 1999 as a result of the Scientific Games acquisition, coupled with the expanded domestic lottery business.

     Interest expense of $8.8 million in November and December 2000 increased $6.1 million from $2.7 million in the same period in 1999 as a result of higher debt levels, interest rates and financing costs incurred in connection with the acquisition of Scientific Games.

INCOME TAX EXPENSE (BENEFIT)

     Income tax benefit was $0.7 million in November and December 2000 compared to minimal expense in the same period in 1999. The benefit primarily reflects the reversal of deferred taxes provided in connection with the acquisition of Scientific Games, partially offset by federal alternative minimum tax, state taxes and foreign taxes. No current tax benefit has been recognized on domestic operating losses in either period.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

     In order to finance the Scientific Games acquisition and refinance certain then existing indebtedness, we conducted a series of financings. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, at December 31, 2000 we have total indebtedness outstanding of approximately $440.7 million. We have also recorded a substantial increase in goodwill and other intangible assets in connection with the Scientific Games acquisition and a corresponding increase in amortization expense.

     At December 31, 2000, Autotote's available cash and borrowing capacity, subject to limitations imposed by the debt covenants, totaled $53.1 million compared to $67.4 million at October 31, 2000. Net cash provided by operating activities was $2.0 million for the two month period ended December 31, 2000. In this period, we spent $6.1 million for wagering systems and capital expenditures, $0.5 million in software expenditures and repaid $3.6 million on our revolving credit facility and our loans. These investments were funded primarily with net cash provided by operating activities and available cash.

     A substantial portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. We believe that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. We also may need to refinance all or part of our indebtedness, including the Notes, on or before their maturity; however, we cannot assure you that we will able to refinance any of our indebtedness, including our new senior credit facilities and the notes on commercially reasonable terms or at all.

     The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios.

      The Company was in compliance with these requirements as of December 31, 2000, however, as a result of both the financial performance of Scientific Games principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management has commenced discussions with its lenders to amend certain limitations to be less restrictive. Management anticipates that its credit facilities will be appropriately modified on commercially acceptable terms in the first quarter of 2001, although there can be no assurance that this will be the case.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that SAB 101 will have no material effect on the consolidated financial position or results of operations of the Company.

FORWARD-LOOKING STATEMENTS

     Throughout this Report on Form 10-Q we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate" and other similar words. The forward-looking statements contained in this Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

  - the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements and development;
  - economic, competitive, demographic, business and other conditions in our local and regional markets;
  - changes or developments in the laws, regulations or taxes in the gaming and lottery industries;
  - actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;
  - changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements; and
  - the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis.

     Actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                       TWO MONTHS ENDED DECEMBER 31, 2000

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     No significant changes have occurred with respect to legal proceedings as disclosed in Part 1, Item 3, of the Company's 2000 Annual Report on Form 10-K.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
             27        Financial Data Schedule.

     No current reports on Form 8-K were filed during the two month period ended December 31, 2000.

                      AUTOTOTE CORPORATION AND SUBSIDIARIES
                       TWO MONTHS ENDED DECEMBER 31, 2000


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


Dated:     February 20, 2001