Form 10-K/A
period 2000-10-31
AUTOTOTE CORP
filed 2001-02-28
CIK 750004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K/A
                               ------------------

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|_|               For the fiscal year ended: October 31, 2000,
                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

      As of January 25, 2001, the aggregate market value of voting common stock held by non-affiliates of the registrant, based on the closing price on such date as reported on the American Stock Exchange, was approximately $136,530,369.

      As of February 26, 2001, there were 40,165,491 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

      The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 2000 by amending PART III thereof to read in its entirety as follows:

                                    PART III.

ITEM 10. DIRECTORS OF THE REGISTRANT.

      Certain information concerning the directors of the Company is set forth below:

                                                                        Director
Name                    Age   Position                                   Since
----                    ---   --------                                   -----
A. Lorne Weil..........  55   Chairman of the Board, President and        1989
                              Chief Executive Officer (1)(4)
Larry J. Lawrence......  59   Vice Chairman of the Board (1)(2)(3)        1989
Sir Brian G. Wolfson...  66   Director (2)                                1988
Alan J. Zakon..........  65   Director (1)(3)(4)                          1993
William G. Malloy......  54   Director                                    2000
Colin J. O'Brien.......  62   Director (2)                                2000
Peter A. Cohen.........  54   Director (1)                                2000
Michael S. Immordino...  39   Director                                    2000
Luciano La Noce........  51   Director (2)(3)(4)                          2000
Roberto Sgambati.......  45   Director                                    2000

----------
(1)     Member of Executive Committee
(2)     Member of Audit Committee
(3)     Member of Compensation Committee
(4)     Member of Nominating Committee

      All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

      Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 1991, Chief Executive Officer of the Company since April 1992 and President of the Company since August 1997. Mr. Weil held various senior management positions with the Company and its subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until it was acquired by the Company in 1989. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Mr. Weil is currently a director of Fruit of the Loom, Inc., General Growth Properties, Inc. and XESystems Inc., a subsidiary of Xerox Corporation.

      Mr. Larry J. Lawrence has been a director of the Company since December 1989 and Vice Chairman of the Board since August 1997. Mr. Lawrence has been managing partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith, a private equity fund manager, since 1985. He has been managing partner of LTOS II Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith II, since 1990. Mr. Lawrence has been general partner of Allegra Partners III, L.P., the general partner of Allegra Capital Partners III, L.P., since May 1995, and has been managing partner of Allegra Partners IV, L.P., the general partner of Allegra Capital Partners IV, L.P., since January 2000. Mr. Lawrence served as a director of Autotote Systems, Incorporated until it was acquired by the Company in 1989. Mr. Lawrence is currently a director of several private companies.

      Sir Brian G. Wolfson has been a director of the Company since 1988. Sir Brian served as Vice Chairman of the Company's Board of Directors from May 1995 to August 1997 and as Acting President and Chief Executive Officer of the Company from June 1991 to October 1991. Sir Brian served as Chairman of Wembley plc, a United Kingdom corporation, from 1987 to May 1995, and as its Deputy Chairman from May 1995 to September 1995. Sir Brian is currently Chairman of the Board of Fruit of the Loom, Inc., Chairman of the Board of Kepner-Tregoe Inc. and a director of Playboy Enterprises, Inc.

      Mr. Alan J. Zakon has been a director of the Company since 1993 and Chairman of the Executive Committee of the Board since August 1997. Mr. Zakon served as Vice Chairman of the Company's Board of Directors from May 1995 to August 1997. Mr. Zakon served as a managing director of Bankers Trust Corporation from 1989 to April 1995, and as Chairman of the Strategic Policy Committee of Bankers Trust Corporation from 1989 to 1990. Mr. Zakon served as Chairman of the Board of The Boston Consulting Group from 1986 until 1989. Mr. Zakon is currently a director of MicroFinancial Inc. and Arkansas Best Corporation.

      Mr. William G. Malloy has been a director of the Company since September 2000. He has also been a consultant to the Company since September 2000. Mr. Malloy served as President, Chief Executive Officer and Chairman of the Board of Scientific Games from 1991 until its acquisition by the Company on September 6, 2000. Mr. Malloy previously served as Vice President, Treasurer and Chief Financial Officer of Scientific Games. He joined Scientific Games in 1987 when he transferred from the corporate staff of Bally Manufacturing Company. Mr. Malloy has over twenty-five years of experience in the coin-operated amusement and gaming industry. Mr. Malloy is currently a director of MDI Entertainment, Inc.

      Mr. Colin J. O'Brien has been a director of the Company since September 2000. Between February 1992 and his retirement in January 2001, Mr. O'Brien was employed in various positions with Xerox Corporation, including Vice President, President of the Document Production Systems Division, Chief Executive Officer of the New Enterprise Board and Executive Chairman of XESystems, Inc., a subsidiary of Xerox. In 1986, Mr. O'Brien formed an investment company with E.M. Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Colin O'Brien served as Chief Executive of Times Fiber Communications, Inc. and President of General Instrument's cable television operations. He has held management positions with Union Carbide in both Canada and Europe. Mr. O'Brien is currently a director of Document Sciences Corporation and several privately held companies.

      Mr. Peter A. Cohen has been a director of the Company since September 2000. Mr. Cohen is a principal of Ramius Capital Group, LLC, a private investment firm. From November 1992 until May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its management executive committee. Mr. Cohen was also the Chairman of Republic New York Corporation's wholly-owned subsidiary, Republic New York Securities Corporation. From February 1990 to November 1992, Mr. Cohen was a private investor and an advisor to several industrial and financial companies. From 1983 to 1990, Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers. Over his career, Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The American Express Company, The Federal Reserve Capital Market Advisory Board, The Depository Trust Company, Olivetti S.p.A., Ohio State University Foundation and The New York City Opera. Mr. Cohen is currently a director of Presidential Life Corporation, Andover Togs, Mount Sinai Hospital and Telecom Italia S.p.A.

      Mr. Michael S. Immordino has been a director of the Company since September 2000. Mr. Immordino is a partner in the London office of the worldwide law firm of Latham & Watkins. Prior to joining Latham & Watkins, Mr. Immordino was a partner in the firm of Rogers & Wells. He was formerly associated with the law firm of Wilkie Farr & Gallagher in New York.

      Mr. Luciano La Noce has been a director of the Company since September 2000. Mr. La Noce is the Chief Financial Officer and Director of Corporate Finance of Olivetti S.p.A. in Ivrea, Italy. He is also a member of the Board of Directors of Lottomatica, S.p.A., Olivetti Lexikon S.p.A., Olivetti Systems Technology Corporation, Olteco Fin and Olivetti International S.A., as well as managing director of Texnost International N.V. Mr. La Noce has served as a managing director of Tecnosti International Finance N.V., Olivetti International N.V. and Olivetti Holdings BV. He is a former director of Olteco Fin, Hughes Olivetti Telecom Ltd., Hughes Olivetti Telecom N.V., Omnitel Pronto Italia, Infostrada S.p.A., Olivetti Finanziaria Industriale S.p.A., Olivetti International (Service) S.A., CIR Services S.A., Sasib S.p.A., Rejna

S.p.A., Gruppo Editoriale l'Espresso, Medinvest Ltd, and CIR International S.A. Before joining Olivetti, Mr. La Noce was the deputy general manager in charge of finance at CIR S.p.A. With a background in banking, Mr. La Noce has been an officer at Continental Bank, Chase Manhattan Bank and Banca Nazionale del Lavoro
(BNL).

      Mr. Roberto Sgambati has been a director of the Company since September 2000. Mr. Sgambati is the Chief Financial Officer of Lottomatica S.p.A. Prior to joining Lottomatica, he was an associate director of investment banking at Mediocredito Centrale, an investment bank owned by the Italian Treasury. He also served as the head of corporate finance for Barclays Bank in Italy and was employed by PriceWaterhouse in Rome, Milan and London.

      There are no family relationships among any of the Company's directors or executive officers.

      William G. Malloy, the former Chairman, President and Chief Executive Officer of Scientific Games, was appointed to our Board pursuant to his consulting agreement with the Company. Messrs. Peter A. Cohen, Luciano La Noce, Roberto Sgambati and Michael S. Immordino were designated as directors by the holders of the Preferred Stock and appointed to our Board pursuant to a Stockholders Agreement dated September 6, 2000 between the Company and such holders. The Stockholders Agreement and the Certificate of Designations governing the Preferred Stock entitle the holders to designate and elect four members of our Board (or a lesser number in the event that their ownership level declines). A Voting Agreement dated September 6, 2000 among the holders of the Preferred Stock gives Cirmatica Gaming, S.A., which purchased approximately 90% of such stock, the right to designate the persons who will serve as the director designees, provided that, except under certain circumstances, Peter A. Cohen is one of the designees, and the holders have also agreed to vote their shares in favor of electing the director designees to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on its review of the copies of the reports that the directors, officers and ten percent holders filed with the SEC and on the representations made by the Company's officers and directors, the Company believes that all filing requirements applicable to its officers, directors and ten percent holders were complied with during fiscal 2000, except that Peter A. Cohen filed a Form 3 one day later than the filing deadline.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table shows the compensation awarded or paid by the Company for services rendered for the fiscal years ended October 31, 1998, 1999 and 2000 to the Chief Executive Officer and the individuals who, in fiscal 2000, were the other highest paid Executive Officers of the Company who received in excess of $100,000 in salary and bonuses in that year (collectively, the "Named Executive Officers").

                                                SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                               Annual Compensation                           Long-Term
                                                                            Compensation
-----------------------------------------------------------------------------------------
                                                                             Securities
                                                                             Underlying      All Other
                                              Salary        Bonus(1)          Options      Compensation
Name and Principal Position          Year       ($)            ($)              (#)             ($)
---------------------------------------------------------------------------------------------------------
A. Lorne Weil                        2000   $ 536,000     $ 736,000(2)          70,000        $ 16,900(3)
  President and                      1999     481,888       481,888(4)       1,136,000          16,400(5)
  Chief Executive Officer            1998     475,000       683,068(6)         100,000          12,800(7)
---------------------------------------------------------------------------------------------------------
DeWayne E. Laird                     2000     207,700       125,700(2)          14,000           8,500(3)
  Vice President and                 1999     175,000        87,500(4)          60,000           8,000(5)
  Chief Financial Officer            1998     150,000        61,088(6)          15,000           8,000(7)
---------------------------------------------------------------------------------------------------------
Gerald Lawrence                      2000     262,000       102,100(2)          19,000           8,500(3)
  Executive Vice President and       1999     262,000       114,380(4)          37,000           8,000(5)
  President of Autotote Enterprises  1998     245,700        91,799(6)          23,000           8,000(7)
---------------------------------------------------------------------------------------------------------
Martin E. Schloss                    2000     236,500       193,800(2)          16,000           8,500(3)
  Vice President,                    1999     225,000       112,500(4)          32,000           8,000(5)
  General Counsel and Secretary      1998     225,000        78,372(6)          23,000           8,000(7)
---------------------------------------------------------------------------------------------------------
William J. Huntley                   2000     213,000       106,300(2)         164,000           8,500(3)
  President of Systems Division      1999     200,000        87,500(4)          29,000           8,000(5)
  of Scientific Games Inc.           1998     200,000        51,000(6)          20,000           8,000(7)
---------------------------------------------------------------------------------------------------------

(1) See "Report of the Compensation Committee," which describes performance-based bonuses awarded under the Company's management incentive compensation program to the Named Executive Officers.

(2)   Bonuses for fiscal 2000 consist of the following:

      (i) Bonuses awarded under the Company's management incentive compensation program: Mr. Weil, $536,000 (of which $300,000 was deferred pursuant to the Company's Deferred Compensation Plan); Mr. Laird, $100,700; Mr. Lawrence, $102,100; Mr. Schloss, $118,800; Mr.
            Huntley, $106,300.

      (ii) Special bonuses awarded for extraordinary contributions in connection with the acquisition of Scientific Games and the related debt and equity financing transactions: Mr. Weil, $200,000; Mr. Laird, $25,000; Mr. Schloss, $75,000.

(3) Amounts of All Other Compensation for fiscal 2000 consist of the following:

      (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $8,500; Mr. Laird, $8,500; Mr. Lawrence, $8,500; Mr. Schloss, $8,500; Mr. Huntley, $8,500.

      (ii)  Life insurance coverage: Mr. Weil, $8,400.

(4) Bonuses for fiscal 1999 were awarded under the Company's management incentive compensation program. Mr. Huntley elected to defer his bonus pursuant to the Company's Deferred Compensation Plan.

(5) Amounts of All Other Compensation for fiscal 1999 consist of the following:

      (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $8,000; Mr. Laird, $8,000; Mr. Lawrence, $8,000; Mr. Schloss, $8,000; Mr. Huntley, $8,000.

      (ii)  Life insurance coverage: Mr. Weil, $8,400.

(6)   Bonuses for fiscal 1998 consist of the following:

      (i) Bonuses awarded under the Company's management incentive compensation program: Mr. Weil, $408,068 (payment of which was deferred pursuant to the Company's Deferred Compensation Plan); Mr. Laird, $61,088; Mr. Lawrence, $91,799; Mr. Schloss, $78,372; Mr.
            Huntley, $51,000 (payment of which was deferred pursuant to the Company's Deferred Compensation Plan).

      (ii) Signing Bonus: Mr. Weil, $275,000 (payable in connection with Mr. Weil entering into an employment agreement as of November 1, 1997).

(7) Amounts of All Other Compensation for fiscal 1998 consist of the following:

      (i) Contributions to the Company's defined contribution retirement plan for salaried employees: Mr. Weil, $8,000; Mr. Laird, $8,000; Mr. Lawrence, $8,000; Mr. Schloss, $8,000; Mr. Huntley, $8,000.

      (ii)  Life insurance coverage: Mr. Weil, $4,800.

Option Grants in Fiscal 2000

      The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended October 31, 2000.

                                       Individual Grants                                            Potential Realizable
-------------------------------------------------------------------------------------------           Value at Assumed
                                    Number of                                                       Annual Rates of Stock
                                   Securities       % of Total                                       Price Appreciation
                                   Underlying        Options                                         For Option Term(3)
                                     Options        Granted to      Exercise                     ---------------------------
                                    Granted(1)      Employees       Price(2)      Expiration         5%           10%
Name                                   (#)        In Fiscal Year     ($/Sh)          Date            ($)           ($)
---------------------------------------------------------------------------------------------------------------------------
 A. Lorne Weil................         70,000           3.7%          $ 3.50         12-30-09     $ 154,079       $ 390,467
 DeWayne E. Laird.............         14,000           0.7%            3.50         12-30-09        30,816          78,093
 Gerald Lawrence..............         19,000           1.0%            3.50         12-30-09        41,821         105,984
 Martin E. Schloss............         16,000           0.8%            3.50         12-30-09        35,218          89,250
 William J. Huntley...........         14,000           0.7%            3.50         12-30-09        30,816          78,093
 William J. Huntley...........        150,000           7.9%            3.50         09-05-10       330,170         836,715

----------

(1) These options become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, or in full upon a change in control of the Company. In the event a holder's employment is terminated under certain circumstances, his option may become fully vested and exercisable pursuant to his agreement with the Company (see "Certain Arrangements Between the Company and its Directors and Officers - Employee Agreements").

(2) These options entitle the holder to purchase shares of Common Stock at a price which is equal to the fair market value of the stock on the date the option was granted.

(3) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast possible future appreciation of the Company's stock price.

Aggregated Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

      The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended October 31, 2000 and the year-end value of unexercised options.

                                                                 Number of Securities            Value of Unexercised
                                                                Underlying Unexercised          In-the-Money Options at
                                                               Options at Oct. 31, 2000            Oct. 31, 2000(1)
                                Shares                                    #                                ($)
                             Acquired on        Value        -------------------------------------------------------------
           Name              Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
           ----              ------------    ------------    -----------    -------------    -----------     -------------
A. Lorne Weil                   -0-              -0-          1,853,500       1,050,500      $ 900,538         $ 626,863
DeWayne E. Laird                -0-              -0-            146,250          92,750        205,516           111,234
Gerald Lawrence                 -0-              -0-            283,250          95,750        267,606           117,894
Martin E. Schloss               -0-              -0-            272,000          89,000        215,763            97,988
William J. Huntley              -0-              -0-            216,000         227,000        202,522             81,691

----------

(1) Amounts are based on the difference between the closing price of the Company's Common Stock on October 31, 2000 ($3.10) and the exercise price.

      Supplemental Executive Retirement Plan

      During fiscal 2000, the Company approved the adoption of a Supplemental Executive Retirement Plan, or "SERP," intended to provide supplemental retirement benefits for senior executives of the Company, and determined that Messrs. Weil, Schloss, Laird and Huntley shall be participants. The SERP will provide for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation.

      Payments under the SERP will commence upon a participant's termination of employment with the Company after reaching the age of at least 55 and having at least 10 years of full-time employment with the Company. The annual retirement benefit will be an amount equal to 3% of the participant's average compensation (as defined) for the three highest consecutive calendar years in the last ten years before termination of employment, multiplied by the participant's years of full-time employment with the Company up to a maximum of 15 years. Accordingly, the maximum annual payment under the SERP would be 45% of a participant's highest average annual compensation. A participant may receive a total of 15 annual payments in that amount, or may elect to receive the discounted present value of those 15 annual payments in equal installments over a period of 5 or 10 years or in a single lump sum. The date for payment of benefits may be accelerated in the event of a participant's death or total permanent disability, and certain additional provisions will apply in the event of a change of control of the Company. Based on their highest average compensation through October 31, 2000 determined in accordance with the SERP, the Named Executive Officers would be expected to receive annual retirement benefits for 15 years in the following estimated amounts assuming their retirement after at least 15 years of service with the Company: Mr. Weil, $509,076; Mr. Schloss, $160,676; Mr. Laird, $121,048; and Mr. Huntley, $128,670. These amounts would be subject to an offset for Social Security benefits. Messrs. Weil, Schloss, Laird and Huntley have 8, 8, 4 and 27 years of credited service, respectively, under the SERP.

Certain Arrangements Between the Company and its Directors and Officers

      Deferred Compensation Plan

      During fiscal 1998, the Board adopted a non-qualified deferred compensation plan (the "Deferred Compensation Plan"), and established a grantor trust to assist it in meeting its obligations under the plan. The Deferred Compensation Plan enables eligible employees to defer receipt of up to 100% of the bonus which may be payable under the Company's management incentive compensation program, and enables all of the non-employee directors to defer receipt of up to 100% of the fees which may be payable for director services. Accounts are maintained for each of the participants, who elect to have their accounts mirror the performance of investment options that the Company may offer from time to time. It is intended that amounts deferred under the plan will not be subject to any federal and, in most cases, state and local income taxes until participants receive payment from the plan. Unless participants elect to extend a deferral period, deferrals and related earnings will be paid as soon as practicable following the end of the deferral period. Accounts may be distributed prior to that date if a participant leaves the Company, dies or becomes disabled, if there is a change in control, if the Company terminates the plan or, under extremely limited circumstances, in the event of an "unforeseeable emergency". None of the non-employee directors has elected to participate in the plan. Of the Named Executive Officers, Mr. Weil deferred his fiscal 1998 bonus and a portion of his fiscal 2000 bonus into the plan and such compensation is held in a self-directed deferred compensation account. Mr. Huntley elected to defer his 1998 and 1999 bonuses into the plan for initial deferral periods ended December 31, 2000.

      Employee Agreements

      A. Lorne Weil. Mr. Weil serves as Chairman of the Board and Chief Executive Officer pursuant to an employment agreement entered into effective November 1, 1997 (the "Effective Date"), which was amended on each of September 10, 1998, January 11, 2000 and September 1, 2000. The amendment on September 1, 2000 increased Mr. Weil's annual base salary from $475,000 to $750,000 (subject to annual increases in accordance with the Consumer Price Index for the Greater New York area), extended the term of employment by four years to October 31, 2004 and provides for Mr. Weil's participation in the SERP recently authorized to be implemented by the Board. Mr. Weil's employment agreement provides him with the opportunity to receive annual incentive compensation of not less than 25% of his base salary for achievement of target level performance, an additional amount of not less than 25% of his base salary for achievement in excess of the target level, and an additional amount, in the Board's discretion, of up to 50% of his base salary upon achievement of strategic objectives. The term of employment extends automatically for an additional year on October 31, 2004 and on each succeeding October 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective.

      If the Company terminates Mr. Weil's employment without Cause, which includes the Company's election not to extend the term, or Mr. Weil terminates his employment for Good Reason, prior to or more than two years after a Change in Control (as such capitalized terms are defined in Mr. Weil's employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance over a period of two years in the amount equal to three times the sum of his then current base salary and the annual incentive compensation payable to him upon achievement of the target level of performance for the year of termination; (b) a lump sum cash payment equal to the cash value of all payments and benefits to which Mr. Weil would have been entitled under the SERP upon termination, or if he had 15 years of service with the Company, whichever is greater (the "SERP Payment"); (c) a pro rata annual incentive amount for the year of termination; (d) stock options will become fully vested and exercisable at the date of termination, and any options which were granted on or after the Effective Date or, if previously granted, were not "in the money" on the Effective Date, will remain exercisable until the scheduled expiration date of such options; and (e) continue participation in certain employee benefit plans for a period of two years, but not after age 65, and if such plans do not allow continuation, receive payment in lieu of such benefits.

      If the Company terminates Mr. Weil's employment without Cause or Mr. Weil terminates his employment for Good Reason simultaneous with or within two years after a Change in Control, Mr. Weil will be entitled to receive the following:
(a) cash severance in a lump sum equal to three times the sum of his then current base salary and the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of the target level of performance for the year of termination; (b) the SERP Payment;
(c) a pro rata annual incentive amount for the year of termination; (d) the stock option treatment described above; (e) full vesting and settlement of all deferred stock held at termination; and (f) continue participation in certain employee benefit plans for a period of three years, but not after age 65, and if such plans do not allow continuation, receive payment in lieu of such benefits.

      If Mr. Weil's employment terminates due to retirement, death, or disability, Mr. Weil will be entitled to receive the following: (a) the SERP Payment; (b) a pro rata annual incentive amount for the year of termination; and
(c) stock options will
become fully vested and exercisable at the date of termination, and any options which were granted on or after the Effective Date will be exercisable until the earlier of three years and the scheduled expiration date of such options. If Mr. Weil's employment terminates due to disability, Mr. Weil will also be entitled to continue participation in certain employee benefit plans until age 65, and if such plans do not allow continuation, to receive payment in lieu of such benefits.

      DeWayne E. Laird. By letter dated January 11, 2001, the Company entered into an interim employment agreement with Mr. Laird, the Company's Vice President and Chief Financial Officer, pursuant to which his annual base salary was increased to $250,000 (subject to annual increases in accordance with the Consumer Price Index for Philadelphia, Pennsylvania). The terms, which will be memorialized in a formal employment agreement, include participation in the newly established SERP and a term of employment ending August 31, 2003. If Mr. Laird's employment is terminated without cause within two years of a Change in Control (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

      Martin E. Schloss. By letter dated January 11, 2001, the Company entered into an interim employment agreement with Mr. Schloss, the Company's Vice President, General Counsel and Secretary, pursuant to which his annual base salary was increased to $300,000 (subject to annual increases in accordance with the Consumer Price Index for New York, New York). The terms, which will be memorialized in a formal employment agreement, include participation in the newly established SERP and a term of employment ending August 31, 2003. If Mr. Schloss's employment is terminated without cause within two years of a Change in Control (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

      William J. Huntley. Mr. Huntley entered into a three-year employment agreement with Scientific Games Inc., a subsidiary of the Company, effective September 6, 2000, pursuant to which he serves as President of the Systems Division of Scientific Games Inc. and its subsidiaries. The term of employment extends automatically for an additional year on September 5, 2001 and on each succeeding September 5 thereafter unless either party serves written notice upon the other party at least thirty days prior to the date upon which such extension would become effective, at which point the remaining term will equal the longer of 270 days and the then remaining term. Under the agreement, Mr. Huntley receives an annual base salary of $275,000 (subject to annual increases in the percentage generally provided to the Company's executive officers) and a transportation allowance of $16,000. Mr. Huntley also has the opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to other executive officers of the Company. If Mr. Huntley's employment is terminated without cause or in the event of a constructive termination that occurs on or before the first anniversary of the agreement, he will be entitled to receive a sum each month for a period of three years after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination. If such a termination occurs after the first anniversary but on or before the second anniversary, he will be entitled to receive the aforesaid monthly severance payment for a period of two years. If such a termination occurs after the second anniversary, he will be entitled to receive the aforesaid monthly severance payment for a period of one year. In the event of such a termination, Mr. Huntley will also be entitled to receive a pro rata bonus for the year of termination and to continue participation in certain employee benefit plans until the earliest of the applicable period in which severance is being paid, eighteen months after termination if he is uninsurable under the Company's plans, and the date he becomes entitled to participate in similar plans or arrangements provided by a subsequent employer. If continued participation is legally or contractually barred, the Company will be required to arrange to provide substantially similar benefits for a period of not less than the severance period; and if the Company is barred from doing so, the Company will be required to pay in a lump sum an amount equal, on an after-tax basis, to the cost to Mr. Huntley of such benefits. If Mr. Huntley's employment is terminated due to disability, he will be entitled to continue to receive all disability, life and medical insurance benefits for a period of twelve months and his base salary for such period (to the extent payments under the Company's disability plan do not cover 100% of base salary); and in the event of Mr. Huntley's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

      Change in Control Agreements. Each of Messrs. DeWayne E. Laird, Gerald Lawrence, Martin E. Schloss, and William J. Huntley is party to a Change in Control Agreement entered into as of November 1, 1997 (the "Effective Date"). The Change in Control Agreements have a term ending on October 31, 2001, which extends automatically for an additional year on October 31, 2001 and on each succeeding October 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. Pursuant to the agreements, if the Company terminates the employment of any of these executives without Cause, or the executive terminates his employment for Good Reason, at the time of or within two years following a Change in Control (as such capitalized terms are defined in the agreements), such executive will be entitled to receive the following: (a) cash severance in a lump sum equal to two times the sum of his then current base salary and the higher of the average annual incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination; (b) a pro rata annual incentive amount for the year of termination; (c) stock options will become fully vested and exercisable at the date of termination, and any options which were granted on or after the Effective Date or, if previously granted, were not "in the money" on the Effective Date, will remain exercisable until the earlier of 36 months after termination and the scheduled expiration date of such options; (d) full vesting and settlement of all deferred stock held at termination; and (e) continue participation in certain employee benefit plans until the earliest of 18 months, the date equivalent benefits are provided by a subsequent employer, and age 65, and if such plans do not allow continuation, to receive payment in lieu of such benefits. The agreements also provide that if the executive's employment with the Company is terminated without Cause and he is not entitled to the severance described above, he will be entitled to receive a lump sum cash payment equal to his then current base salary.

      Directors' Compensation

      In September 2000, the Board approved an initial grant of stock options for each of the newly appointed directors. Messrs. Peter A. Cohen, Colin J. O'Brien, Michael S. Immordino, Luciano La Noce and Roberto Sgambati each received an option to purchase 50,000 shares of Common Stock and Mr. William G. Malloy, who is also a consultant, received an option to purchase 75,000 shares of Common Stock. The options become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant.

      In September 2000, the Board established the following compensation arrangement for directors who are not employees or consultants (the "Unaffiliated Directors"):

(1)   an annual cash retainer of $30,000;

(2) an additional annual cash retainer of $50,000 for members of the Executive Committee;

(3)   an additional annual cash retainer of $15,000 for Committee Chairmen; and

(4) meeting fees of: $1,000 for each Board meeting attended in person; $1,000 for each Committee meeting attended in person that is held on a day other than one on which a Board meeting is held (except for Executive Committee meetings which carry no meeting fees); $500 for each meeting attended by telephone conference call; and $500 for each Committee meeting attended in person if held on the same day as a Board meeting.

      The Board also determined that each non-employee director should receive an annual grant of restricted stock pursuant to the Company's 1997 Incentive Compensation Plan, to be awarded as of the first day of the fiscal year, in amounts equal to the lesser of (x) 10,000 shares and (y) that number of shares having a value of $30,000 on the date of grant. The restrictions on these awards will lapse in three equal installments, one-third of the total on each of the first, second and third anniversaries of the date of grant, or in full if the director ceases to serve as a director due to death, disability, retirement at or after the age of 65, the failure to be renominated or reelected, or in the event of a change in control.

      Immediately prior to the arrangements adopted in September 2000, each Unaffiliated Director received an annual retainer of $30,000, except that the Chairman of the Executive Committee, Mr. Alan J. Zakon, and the Vice Chairman of the Board, Mr. Larry J. Lawrence, each received $150,000. The aforesaid annual grants of restricted stock and meeting fees were also payable to Unaffiliated Directors.

      Consulting Agreement with William G. Malloy

      Mr. Malloy is a party to a consulting agreement with us, dated May 18, 2000 and effective as of September 6, 2000, under which he resigned as an officer and director of Scientific Games, became our consultant for a tem of two years and was appointed to our Board of Directors. Pursuant to his consulting agreement, Mr. Malloy receives cash compensation of $16,667 per month as well as certain other benefits, including certain life, medical and other benefits. In addition, upon the closing of the acquisition of Scientific Games, Mr. Malloy received a lump sum payment of $2 million in lieu of estimated and potential benefits under the Scientific Games Supplemental Executive Retirement Plan and $200,000 for the extension of the coverage of his non-compete and other restrictive agreements to cover Autotote in addition to Scientific Games.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors currently consists of Alan J. Zakon (Chairman), Larry J. Lawrence, and Luciano La Noce, who began serving on the Committee as of September 7, 2000. Sir Brian G. Wolfson served on the Committee from September 7, 2000 to October 30, 2000.

      Sir Brian G. Wolfson held an official position with the Company's French subsidiary during fiscal 1999, although he received no compensation for such position.

      During fiscal 2000, A. Lorne Weil served as a member of the Compensation Committee of XESystems, Inc. and Colin J. O'Brien served as its Executive Chairman. Mr. O'Brien retired from his position with XESystems, Inc. in January 2001.

                      REPORT OF THE COMPENSATION COMMITTEE

      The Compensation Committee of the Board of Directors administers the Company's executive compensation program. The Committee's responsibilities include approving awards under the Company's incentive compensation and stock option plans, approving the compensation of the Company's executives and making recommendations to the Board of Directors with regard to the adoption of new employee benefit plans and new executive compensation plans. The Committee is comprised of three members of the Board of Directors who are not officers or employees of the Company.

      Compensation Components and Philosophy

      The principal components of the Company's compensation program consist of base salaries, performance-based bonuses and stock options. The Company's compensation program is designed to provide executives with compensation that is competitive with other companies, reward executives based on Company and individual performance and to align management and stockholder interests by providing incentive compensation through stock option awards and performance-based bonuses.

      Executive Officer Compensation

      Base salaries for the Company's executives other than the Chief Executive Officer, as well as changes in such salaries, are based upon recommendations by the Chief Executive Officer and other senior managers and reviewed on an annual basis in conjunction with the Company's budget for the upcoming fiscal year, taking into account such factors as competitive industry salaries, a subjective assessment of the nature of the position and the contribution and experience of the executive and the length of the executive's service.

      The Company's management incentive compensation program (the "MICP"), which was established in fiscal 1996, provides annual bonus opportunities for the Company's key executive personnel based on three criteria: (1) the Company's overall financial performance relative to the budget for a given fiscal year as approved by the Board of Directors, (2) the financial performance of individual business units of the Company for executives directly involved with the operation of those units, and (3) a qualitative assessment by the Committee of individual performance not directly measurable by financial results pursuant to recommendations made by the Chief Executive Officer and other senior managers in the Company. The purpose of the MICP is to reward employees who have made significant contributions to the Company's achievement of its objectives and to provide an incentive for further contributions. The financial performance of the Company and its business units is principally measured under the MICP by the attainment of "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) targets established for the year. If the financial performance targets are met or exceeded, participants will be eligible to receive year-end cash bonuses based on a percentage of their base salaries, subject to adjustment by the Committee after consideration of various objective and subjective factors. Potential payments under the MICP during fiscal 2000 ranged from 25% to 50% of base salary for participants other than the Chief Executive Officer, with each of Messrs. DeWayne E. Laird, Gerald Lawrence, Martin E. Schloss and William
J. Huntley having the opportunity to earn a bonus in an amount equal to 50% of base salary. In awarding bonuses for fiscal 2000, the Company considered the achievement by the Company and its business units of financial performance targets as well as various strategic objectives during the fiscal year which significantly strengthened and expanded the Company's businesses, including the following:

o The acquisition of Scientific Games Holdings Corp., a world leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards, making us the largest provider of services, systems and products to both the pari-mutuel gaming and instant ticket lottery industries in the world.

o The investment, principally by an affiliate of Olivetti S.p.A., of $110 million in our new series of Preferred Stock. The Olivetti group, whose affiliates include Telecom Italia S.p.A., one of the world's largest telecommunications service providers, and Lottomatica S.p.A, which manages the Italian national lottery and provides lottery operations services in other countries, has thus become our largest equity investor.

o The award of on-line lottery contracts during the fiscal year by the New Hampshire Sweepstakes Commission and the Iowa State Lottery, the award of a ten-year on-line lottery contract extension by LEIDSA (Loteria Electronica Internacional Dominicana, S.A.) in the Dominican Republic, and the successful implementation of lottery contracts in Vermont and New Hampshire.

o The Company's joint venture with Arena Leisure plc, a leading owner and operator of British racecourses, to develop, market and operate an Internet wagering service for pari-mutuel betting on horseracing.

o The award of ISO 9002 certification, the most widely accepted quality standard in Europe, for our tote operations in Ireland. The certification encompasses our entire field network as well as the national hub in Ireland.

o The extension of our totalisator contract with the New York Racing Association (NYRA) and the award of new contracts with Turkey Jockey Klub of Istanbul and Nicosia Race Club of Cyprus to provide our new Alpha Eclipse(TM) wagering system.

      While base salary and the annual incentive compensation components are tied to employee responsibility and the Company's financial performance and progress in achieving strategic goals, the purpose of stock option grants is to align stockholder and employee interests by providing a component of compensation tied directly to the performance of the Company's stock price. During fiscal 2000, the Committee granted each of the Named Executive Officers and other participants in the MICP stock options to purchase the number of shares equal to approximately 50% of the maximum cash incentive award payable to such executive for fiscal 2000, divided by the fair market value of the Company's Common Stock on the date of grant. In addition, the Committee approved a special stock option grant for Mr. Huntley for 150,000 shares in connection with his promotion to the position President, Scientific Games Inc. - Systems.

      Special bonuses were awarded upon the closing of the acquisition of Scientific Games to three of the Named Executive Officers in recognition of their extraordinary contributions to the Company in connection with the acquisition and the related debt and equity financing transactions. Messrs. Weil, Schloss and Laird received $200,000, $75,000 and $25,000, respectively.

      CEO Compensation

      Mr. Weil's employment agreement with the Company was entered into as of November 1, 1997 and amended on each of September 10, 1998, January 11, 2000 and September 1, 2000. The recent amendment to Mr. Weil's employment agreement extended the term of employment by four years to October 31, 2004 and increased his annual base salary as of September 1, 2000 from $475,000 to $750,000 in the context of his increased responsibilities as Chief Executive of an organization that includes Scientific Games. Mr. Weil's employment agreement provides him with an opportunity to earn annual incentive compensation in amounts determined by the Committee in accordance with the MICP, provided that the opportunity shall not be less than 25% of his base salary for achievement of target level performance, an additional amount of not less than 25% of his base salary for achievement of a specified level of performance in excess of the target level, and an additional amount, in the Board's discretion, of up to 50% of his base salary upon achievement of strategic objectives. Mr. Weil received an incentive award of $536,000 for fiscal 2000 as a result of the Company and Mr. Weil having achieved the financial and performance objectives referred to above. In addition, as noted above, Mr. Weil received a special bonus of $200,000 during fiscal 2000 due to his extraordinary contributions in connection with the acquisition of Scientific Games and the related debt and equity financing transactions. (For additional information relating to Mr. Weil's employment agreement, see "Certain Arrangements Between the Company and its Directors and Officers - Employee Agreements".)

      Deductibility of Executive Compensation

      The Company expects that the compensation paid to executive officers during fiscal 2000 will qualify for income tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, the Company has a general policy of awarding stock options to its executive officers only pursuant to plans that the Company believes will satisfy the requirements of Section 162(m).

                                                         Compensation Committee

                                                         Alan J. Zakon, Chairman
                                                         Larry J. Lawrence
                                                         Luciano La Noce

                             STOCK PERFORMANCE GRAPH

      The following graph compares the cumulative total stockholder return from October 31, 1995 to October 31, 2000 on (a) the Company's Common Stock, (b) the American Stock Exchange ("AMEX") Market Value Index, on which Exchange the Company's shares of Common Stock are traded, (c) a peer group index of companies that provide services similar to those of the Company, consisting of International Lottery and Totalisator Systems, Inc., Churchill Downs, Inc. and GTECH Holdings Corp. (the "Peer Group"). The Company elected to use a peer group index rather than a published industry or line-of-business index because the Company is not aware of any such published index of companies which, in terms of their businesses, are as comparable to the Company as those included in the peer group index. The peer group companies have been weighted based upon their relative market capitalization each year.

AUTOTOTE CORP

                                            Cumulative Total Return
                         ------------------------------------------------------------
                             10/95    10/96     10/97     10/98     10/99      10/99
AUTOTOTE CORORATION         100.00    43.75     81.25     54.17     85.42     103.33
AMEX MARKET VALUE           100.00   103.87    128.28    130.37    160.11     189.73
PEER GROUP                  100.00   116.80    130.28    107.65     88.07      81.25


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information as of January 31, 2001 as to the security ownership of those persons known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock and Preferred Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Shares of Common Stock       Shares of Preferred Stock(16)
                                                               --------------------------     ------------------------------
         Name                                                   Number(1)       Percent(1)       Number(1)       Percent(1)
-----------------------------------------------------------------------------------------------------------------------------
Cirmatica Gaming, S.A. (affiliated entity of Olivetti
S.p.A.).....................................................   20,162,517(2)      33.43%      1,121,036(17)         97.56%
Rambla de Catalunya 16, 4E2a
Barcelona, Spain 08007
-----------------------------------------------------------------------------------------------------------------------------
Oaktree Capital Management, LLC.............................    6,369,300(3)      15.86%            -0-               -0-
333 South Grand Avenue
Los Angeles, CA  90071
-----------------------------------------------------------------------------------------------------------------------------
Credit Suisse First Boston (USA), Inc. .....................    2,320,000(4)       5.78%            -0-               -0-
11 Madison Avenue
New York, NY 10010
-----------------------------------------------------------------------------------------------------------------------------
Ramius Capital Group, LLC...................................    2,097,612(5)       5.04%         68,789(18)          5.99%
666 Third Avenue
New York, NY 10017
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
A. Lorne Weil...............................................   3,584,467(6)        8.31%            -0-               -0-
750 Lexington Avenue, 25th Floor
New York, New York  10022
-----------------------------------------------------------------------------------------------------------------------------
Larry J. Lawrence...........................................   2,587,565(7)        6.32%            -0-               -0-
c/o Allegra Partners
515 Madison Avenue, 29th Floor
New York, New York  10022
-----------------------------------------------------------------------------------------------------------------------------
Peter A. Cohen .............................................   2,107,289(8)         5.06%        68,789(19)          5.99%
c/o Ramius Capital Group, LLC
666 Third Avenue
New York, NY 10017
-----------------------------------------------------------------------------------------------------------------------------
Alan J. Zakon...............................................   1,490,708(9)        3.65%            -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Michael S. Immordino .......................................       9,677             *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Luciano La Noce.............................................       9,677             *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
William G. Malloy ..........................................       9,677             *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Colin J. O'Brien ...........................................      19,677             *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Roberto Sgambati ...........................................       9,677             *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Sir Brian G. Wolfson .......................................     269,677(10)         *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
William J. Huntley .........................................     269,578(11)         *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
DeWayne E. Laird ...........................................     185,000(12)         *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Gerald Lawrence   ..........................................     345,750(13)          *             -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
Martin E. Schloss ..........................................     324,000(14)         *              -0-               -0-
-----------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group (consisting.  11,222,419(15)     23.75%             68,789           5.99%
of 15 persons)(6)(7)(8)(9)(10)(11)(12)(13)(14)
-----------------------------------------------------------------------------------------------------------------------------

*     Represents less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Owners of options, warrants, the new series of Preferred Stock or other convertible securities exercisable or convertible within 60 days of January 31, 2001 are deemed to be the beneficial owners of the securities which may be acquired. The percentage of outstanding securities reported reflects the assumption that only the person whose ownership is being reported has exercised or converted his options, warrants or Preferred Stock.

(2) Includes 18,329,622 shares issuable upon conversion of Preferred Stock held by Cirmatica Gaming, S.A. ("Cirmatica"), representing 31.34% of our outstanding Common Stock. Also includes (a) 366,565 shares issuable upon conversion of Preferred Stock held by Olivetti International S.A. ("Olivetti"), (b) 733,165 shares issuable upon conversion of Preferred Stock held by The Oak Fund ("Oak") and (c) 733,165 shares issuable upon conversion of Preferred Stock held by Peconic Fund Ltd (the "Peconic Shares"), all which shares are subject to a voting agreement between Cirmatica, Olivetti, Oak and Peconic (the "Voting Agreement"). Pursuant to the Voting Agreement, Cirmatica has the power to direct the voting of the shares held by Olivetti on all matters and to direct the voting of the shares held by Oak and Peconic with respect to designating and electing the persons who the holders of the Preferred Stock have the right to elect to the Board of Directors. The Company understands that Peconic expects to transfer all of its shares to third persons who will become party to the Voting Agreement.

(3) Based on a Form 13F filed by Oaktree Capital Management, LLC with the SEC on February 14, 2001 for the year ended December 31, 2000.

(4) Represents shares issued in redemption of a warrant to Donaldson, Lufkin & Jenrette Securities Corporation, a predecessor of Credit Suisse First Boston.

(5) Includes 926,147 shares held by Ramius Securities, LLC ("Ramius Securities"), 504,047 of which shares are issuable upon conversion of Preferred Stock and 250,000 of which shares are issuable upon exercise of a warrant. Also includes (a) the Peconic Shares (see footnote 2) and (b) 438,300 shares held by certain third parties (126,600 of which shares are held for the accounts of Peter Cohen and members of his immediate family). Ramius Securities is investment advisor to the third parties, and Ramius Capital Group, LLC ("Ramius Capital") is investment advisor to Peconic. Ramius Capital, as the parent company of Ramius Securities and the investment advisor to Peconic, may be deemed to beneficially own all of the shares held by Ramius Securities, Peconic and the third parties. Ramius Capital disclaims beneficial ownership of such securities. The Company understands that Ramius Capital and its affiliates may no longer be deemed to have beneficial ownership of the Peconic Shares following the proposed transfer of such shares to third persons.

(6)   Includes (a) 1,993,000 shares issuable upon exercise of stock options and
      (b) 982,605 shares issuable upon exercise of a warrant. Also includes 46,745 shares held (for Mr. Weil's deferred compensation account) by a grantor trust established in connection with Autotote's Deferred Compensation Plan. Excludes 216,644 shares, and 98,146 shares issuable upon exercise of a warrant, held by The Lorne Weil 1989 Trust, John Novogrod, Trustee (the "Weil Trust"). Mr. Weil disclaims beneficial ownership of the securities held by the Weil Trust.

(7)   Includes (a) 175,000 shares issuable upon exercise of a stock option and
      (b) 594,914 shares issuable upon exercise of a warrant.

(8) Solely for purposes of disclosure in this table with respect to ownership by directors, includes all of the shares covered by footnote 5 above, as to which Mr. Cohen disclaims beneficial ownership, except with respect to 126,600 of the shares held by the third party accounts. Mr. Cohen is one of three managing members of C4S & Co., LLC, the managing member of Ramius Capital, and, accordingly, may be deemed to beneficially own the shares which may be deemed to be beneficially owned by Ramius Capital.

(9)   Includes (a) 170,000 shares issuable upon exercise of stock options and
      (b) 491,881 shares issuable upon exercise of a warrant.

(10)  Includes 120,000 shares issuable upon exercise of stock options.

(11)  Includes 245,500 shares issuable upon exercise of stock options.

(12)  Includes 183,500 shares issuable upon exercise of stock options.

(13)  Includes 334,750 shares issuable upon exercise of stock options.

(14)  Includes 309,000 shares issuable upon exercise of stock options.

(15)  Includes (a) 3,530,750 shares issuable upon exercise of stock options and
      (b) 2,319,400 shares issuable upon exercise of warrants and (c) 1,237,212 shares issuable upon conversion of Preferred Stock.

(16) Pursuant to the Certificate of Designations governing the Preferred Stock, the holders of the Preferred Stock are entitled to vote along with the holders of Common Stock, on an `as-converted' basis, on all matters on which the holders of Common Stock are entitled to vote; and the holders of the Preferred Stock, voting separately as a class, are entitled to elect four directors (or a lesser number in the event that their ownership level declines).

(17) Includes 1,019,127 shares of Preferred Stock held by Cirmatica, representing 88.69% of our outstanding Preferred Stock. Also includes (a) 20,381 shares of Preferred held by Olivetti, (b) 40,764 shares of Preferred Stock held by Oak and (c) 40,764 shares of Preferred Stock held by Peconic, which shares are subject to the Voting Agreement.

(18) Consists of (a) 28,025 shares of Preferred Stock held by Ramius Securities and (b) 40,764 shares of Preferred Stock held by Peconic.

(19) Solely for purposes of disclosure in this table with respect to ownership by directors, includes all of the shares covered by footnote 18 above, as to which Mr. Cohen disclaims beneficial ownership.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      William G. Malloy is a party to a consulting agreement with us, dated May 18, 2000 and effective as of September 6, 2000, under which he resigned as an officer and director of Scientific Games, became our consultant for a tem of two years and was appointed to our Board of Directors. Pursuant to his consulting agreement, Mr. Malloy receives cash compensation of $16,667 per month as well as certain other benefits, including certain life, medical and other benefits. In addition, upon the closing of the acquisition of Scientific Games, Mr. Malloy received a lump sum payment of $2 million in lieu of estimated and potential benefits under the Scientific Games Supplemental Executive Retirement Plan and $200,000 for the extension of the coverage of his non-compete and other restrictive agreements to cover Autotote in addition to Scientific Games.

      Peter A. Cohen, who was designated as a director by the holders of the Preferred Stock and appointed to our Board on September 6, 2000, is a principal of Ramius Capital, the placement agent for the Preferred Stock. In connection with the issuance of the Preferred Stock, we agreed to pay Ramius Capital, as placement agent, a fee in the amount of 5% of the total gross proceeds received from the issuance of the Preferred Stock. The fee was paid one half in cash and one half in Preferred Stock. In addition, as of October 2, 2000, we issued Ramius Securities, an affiliate of Ramius Capital, a warrant to purchase 250,000 shares of Common Stock at a price of $3.58 per share (the fair market value of our Common Stock on October 2, 2000).

      Messrs. Roberto Sgambati and Luciano La Noce, who were designated as directors by the holders of the Preferred Stock and appointed to our Board on September 6, 2000, are executives of entities affiliated with Cirmatica Gaming, S.A. which purchased $100 million of the Preferred Stock. Mr. Sgamabati is Chief Financial Officer of its parent company, Lottomatica S.p.A., and Mr. La Noce is Chief Financial Officer and Director of Corporate Finance of Olivetti S.p.A.

      In April 2000, the Company amended warrants held by Lorne Weil and by the trust established in connection with the Company's Deferred Compensation Plan (which holds warrants for the deferred compensation account of Mr. Weil) to purchase 28,691 and 14,345 shares, respectively. The amendment extended the expiration date of the warrants from April 30, 2000 to April 30, 2003, in consideration for (i) a provision precluding exercise thereof prior to May 1, 2001, except in the event of a change in control, and (ii) an increase of the exercise price from $2.98 to $3.32 per share.

      Richard Weil, the brother of Lorne Weil, is Vice President of International Business Development for Autotote Systems Inc., a subsidiary of the Company. Richard Weil received a base salary of $200,000 and a bonus of $100,000 for fiscal 2000.

      Brennen Lawrence, the son of Gerald Lawrence, is a sales manager for Autotote Systems, Inc. Brennen Lawrence received a base salary of $74,000 and a bonus of $5,000 for fiscal 2000.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AUTOTOTE CORPORATION

Dated: February 28, 2001


                                   By: /s/ DeWayne E. Laird
                                      ------------------------------------------
                                      DeWayne E. Laird
                                      Vice President and Chief Financial Officer