Form 10-Q
period 2001-03-31
SCIENTIFIC GAMES CORP
filed 2001-05-15
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 0-13063

                          SCIENTIFIC GAMES CORPORATION
                         (FORMERLY AUTOTOTE CORPORATION)
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

                                 (212) 754-2233
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 11, 2001:

                        Class A Common Stock: 40,195,814
                        Class B Common Stock: None

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                        THREE MONTHS ENDED MARCH 31, 2001

                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements:

               Balance Sheets as of December 31, 2000
               and March 31, 2001                                          3

               Statements of Operations for the Three Months Ended
               March 31, 2000 and 2001                                     4

               Statements of Cash Flows for the Three Months Ended
               March 31, 2000 and 2001                                     5

               Notes to Consolidated Financial Statements                  6-16

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17-22

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                             23
    Item 2.  Changes in Securities and Use of Proceeds                     23
    Item 6.  Exhibits and Reports on Form 8-K                              23

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (Unaudited, in thousands)

                                                                                    December 31,    March 31,
                                                                                        2000          2001
                                                                                    ------------    ---------
                                       ASSETS
Current assets:
     Cash and cash equivalents .................................................     $   6,488         10,354
     Restricted cash ...........................................................           670            691
     Accounts receivable, net of allowance for doubtful accounts ...............        56,819         52,154
     Inventories ...............................................................        27,608         25,262
     Prepaid expenses, deposits and other current assets .......................        15,911         15,955
                                                                                     ---------      ---------
          Total current assets .................................................       107,496        104,416
                                                                                     ---------      ---------
Property and equipment, at cost ................................................       323,732        329,469
     Less accumulated depreciation .............................................       139,121        145,712
                                                                                     ---------      ---------
          Net property and equipment ...........................................       184,611        183,757
                                                                                     ---------      ---------
Goodwill, net ..................................................................       157,591        155,448
Operating right, net ...........................................................        12,681         12,431
Other intangible assets, net ...................................................       118,598        116,750
Other assets and investments ...................................................        53,964         57,229
                                                                                     ---------      ---------
             Total assets ......................................................     $ 634,941        630,031
                                                                                     =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt ....................................     $   6,636          7,238
     Accounts payable ..........................................................        27,176         26,074
     Accrued liabilities .......................................................        59,142         58,053
     Interest payable ..........................................................        11,112          6,403
                                                                                     ---------      ---------
          Total current liabilities ............................................       104,066         97,768
                                                                                     ---------      ---------
Deferred income taxes ..........................................................        59,093         58,647
Other long-term liabilities ....................................................         9,585         12,696
Long-term debt, excluding current installments .................................       434,044        438,801
                                                                                     ---------      ---------
          Total liabilities ....................................................       606,788        607,912
                                                                                     ---------      ---------
Stockholders' equity:
     Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,149 and 1,166 shares outstanding at December 31, 2000 and
         March 31, 2001, respectively ..........................................         1,149          1,166
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
         40,156 and 40,163 shares outstanding at December 31, 2000 and
         March 31, 2001, respectively ..........................................           373            374
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ...........................................            --             --
     Additional paid-in capital ................................................       266,917        268,715
     Accumulated losses ........................................................      (234,910)      (239,046)
     Treasury stock, at cost ...................................................          (102)          (105)
     Accumulated other comprehensive loss ......................................        (5,274)        (8,985)
                                                                                     ---------      ---------
          Total stockholders' equity ...........................................        28,153         22,119
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity ...........................     $ 634,941        630,031
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2000 and 2001
               (Unaudited, in thousands, except per share amounts)

                                                                                    2000           2001
                                                                                 ---------      ---------
Operating revenues:
     Services ..............................................................     $  37,659         88,040
     Sales .................................................................         7,953         24,068
                                                                                 ---------      ---------
                                                                                    45,612        112,108
                                                                                 ---------      ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services ..............................................................        24,493         58,113
     Sales .................................................................         3,893         14,707
                                                                                 ---------      ---------
                                                                                    28,386         72,820
                                                                                 ---------      ---------
          Total gross profit ...............................................        17,226         39,288
Selling, general and administrative expenses ...............................         6,731         14,625
Depreciation and amortization ..............................................         5,370         13,608
                                                                                 ---------      ---------
          Operating income .................................................         5,125         11,055
                                                                                 ---------      ---------
Other deductions:
     Interest expense ......................................................         4,253         13,580
     Other (income) expense ................................................           (78)           244
                                                                                 ---------      ---------
                                                                                     4,175         13,824
                                                                                 ---------      ---------
     Income (loss) before income tax expense (benefit) .....................           950         (2,769)
Income tax expense (benefit) ...............................................           116           (332)
                                                                                 ---------      ---------
     Net income (loss) .....................................................           834         (2,437)
Convertible preferred stock dividend .......................................            --          1,699
                                                                                 ---------      ---------
Net income (loss) available to common stockholders .........................     $     834         (4,136)
                                                                                 =========      =========

Basic and diluted net income (loss) per share:
     Net income (loss) .....................................................     $    0.02          (0.06)
                                                                                 =========      =========
     Net income (loss) available to common stockholders ....................     $    0.02          (0.10)
                                                                                 =========      =========

Weighted average number of shares used in per share calculations:
     Basic shares ..........................................................        36,544         40,163
                                                                                 =========      =========
     Diluted shares ........................................................        41,888         40,163
                                                                                 =========      =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 2001
                            (Unaudited, in thousands)

                                                                                2000         2001
                                                                              -------      -------
Cash flows from operating activities:
     Net income (loss) ..................................................     $   834       (2,437)
                                                                              -------      -------
     Adjustments to reconcile net income (loss) to cash provided by (used
        in) operating activities:
          Depreciation and amortization .................................       5,370       13,608
          Changes in operating assets and liabilities ...................      (7,349)      (1,338)
          Other .........................................................         576          421
                                                                              -------      -------
               Total adjustments ........................................      (1,403)      12,691
                                                                              -------      -------
Net cash provided by (used in) operating activities .....................        (569)      10,254
                                                                              -------      -------

Cash flows from investing activities:
     Capital expenditures ...............................................      (1,715)      (1,034)
     Wagering systems expenditures ......................................      (5,961)      (8,316)
     Increase in other assets and investment ............................      (2,301)      (1,592)
                                                                              -------      -------
Net cash used in investing activities ...................................      (9,977)     (10,942)
                                                                              -------      -------

Cash flows from financing activities:
     Net borrowings under lines of credit ...............................       8,070        7,000
     Proceeds from issuance of long-term debt ...........................         952           --
     Payments on long-term debt .........................................        (740)      (1,509)
     Proceeds from the issuance of common stock .........................         625           37
                                                                              -------      -------
Net cash provided by financing activities ...............................       8,907        5,528
                                                                              -------      -------

Effect of exchange rate changes on cash .................................        (206)        (974)
                                                                              -------      -------
Increase (decrease) in cash and cash equivalents ........................      (1,845)       3,866
Cash and cash equivalents, beginning of period ..........................       3,662        6,488
                                                                              -------      -------
Cash and cash equivalents, end of period ................................     $ 1,817       10,354
                                                                              =======      =======

Supplemental disclosure of cash flow information: Cash paid (recovered)
   during the period for:
     Interest paid ......................................................     $ 7,397       17,647
                                                                              =======      =======
     Net income taxes (recovered) paid ..................................     $   267         (999)
                                                                              =======      =======
   Non-cash financing activity during the period:
     Convertible preferred stock paid-in-kind dividends .................     $    --        1,699
                                                                              =======      =======

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

(1)   Consolidated Financial Statements

Name Change

      Effective April 27, 2001, the Company changed its corporate name from Autotote Corporation to Scientific Games Corporation and its stock symbol to SGM [AMEX: SGM].

Basis of Presentation

      On December 20, 2000, the Company determined to change its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. This report on Form 10-Q covers the first quarter of year 2001, which commenced on January 1, 2001, compared to the three-month period January 1, 2000 to March 31, 2000.

      The consolidated balance sheets as of December 31, 2000 and March 31, 2001 and the consolidated statements of operations for the three months ended March 31, 2000 and 2001, and the consolidated statements of cash flows for the three months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at December 31, 2000 and March 31, 2001 and the results of its operations for the three months ended March 31, 2000 and 2001 and its cash flows for the three months ended March 31, 2000 and 2001 have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

      Certain items in prior period's financial statements have been classified to conform with the current year presentation.

Basic and Diluted Net Income (Loss) Per Share

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2000 and 2001:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2000               2001
                                                                       -------           -------
      Income (loss) (numerator)
      Net income (loss) .......................................        $   834            (2,437)
      Convertible preferred stock dividend ....................             --             1,699
                                                                       =======           =======
      Net income (loss) available to common stockholders ......        $   834            (4,136)
                                                                       =======           =======

      Shares (denominator)
      Basic weighted average common shares outstanding ........         36,544            40,163
      Effect of diluted securities-stock options, warrants,
           convertible preferred shares and deferred shares (1)          5,344                --
                                                                       -------           -------
      Diluted weighted average common shares outstanding ......         41,888            40,163
                                                                       =======           =======

      Basic and diluted per share amount
      Net income (loss) .......................................        $  0.02             (0.06)
                                                                       =======           =======
      Net income (loss) available to common stockholders ......        $  0.02             (0.10)
                                                                       =======           =======

(1) Potential common shares are not included in the calculation of dilutive net loss per share in the three months ended March 31, 2001, since the inclusion would be anti-dilutive.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(1)   Consolidated Financial Statements--(Continued)

      At March 31, 2001, the Company had outstanding stock options, warrants, convertible preferred shares and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

Interest Rate Agreements

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current operations or other comprehensive income (loss), based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in operations.

      Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $2,395 and $5,201 at December 31, 2000 and March 31, 2001, respectively. For the three months ended March 31, 2001, the Company recorded a $2,806 charge to other comprehensive loss for the change in fair value of the interest rate hedge instruments.

(2)   Acquisition of Scientific Games Holdings Corp.

      On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("SGHC"), a world-leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which SGHC became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to SGHC stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $156,828 and has been recorded as goodwill, which is being amortized over 20 years. The operating results of SGHC's businesses have been included in the accompanying consolidated statements of operations from the date of the acquisition. (See Notes 9 and 13 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(2)   Acquisition of Scientific Games Holdings Corp.--(Continued)

      The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the three months ended March 31, 2000 or the results which may occur in the future.

                                                              Three Months Ended
                                                                March 31, 2000
                                                                 (unaudited)

            Operating revenues .............................       $ 104,674
            Operating income ................................          9,558
            Loss before income tax benefit ..................         (3,062)
            Net loss ........................................         (2,153)
            Convertible preferred stock dividend ............          1,691
                                                                   ---------
            Net loss available to common stockholders .......      $  (3,844)
                                                                   =========

            Basic and diluted loss per share:
            Net loss ........................................      $   (0.06)
                                                                   =========
            Net loss available to common stockholders .......      $   (0.11)
                                                                   =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(3)   Business Segments

      The following tables represent revenues, profits, depreciation and assets by business segments for the three months ended March 31, 2000 and 2001. Corporate expenses are allocated among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                                                          Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                         2000           2001
                                                                       ---------      ---------
      Service and sales revenue:
           Lottery Group .........................................     $   2,969         56,117
           Pari-mutuel Group .....................................        27,489         29,007
           Venue Management Group ................................        15,154         15,504
           Telecommunications Group ..............................            --         11,480
                                                                       ---------      ---------
                                                                       $  45,612        112,108
                                                                       =========      =========
      Gross profit:
           Lottery Group .........................................     $     915         18,276
           Pari-mutuel Group .....................................        12,010         11,632
           Venue Management Group ................................         4,301          4,481
           Telecommunications Group ..............................            --          4,899
                                                                       ---------      ---------
                                                                       $  17,226         39,288
                                                                       =========      =========
      Operating income:
           Lottery Group .........................................     $    (333)         1,305
           Pari-mutuel Group .....................................         3,333          4,319
           Venue Management Group ................................         2,125          2,731
           Telecommunications Group ..............................            --          2,700
                                                                       ---------      ---------
                                                                       $   5,125         11,055
                                                                       =========      =========
      Included in operating income- Depreciation and amortization:
           Lottery Group .........................................     $     609          8,583
           Pari-mutuel Group .....................................         4,082          3,847
           Venue Management Group ................................           679            655
           Telecommunications Group ..............................            --            523
                                                                       ---------      ---------
                                                                       $   5,370         13,608
                                                                       =========      =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(3)   Business Segments--(Continued)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2000         2001
                                                                             -------      -------
      A reconciliation of total segment operating income to consolidated income (loss) before income tax expense (benefit) is as follows:
         Total reported segments .......................................     $ 5,125       11,055
         Interest expense ..............................................       4,253       13,580
         Other (income) expense ........................................         (78)         244
                                                                             -------      -------
                                                                             $   950       (2,769)
                                                                             =======      =======

                                                                          December 31,    March 31,
                                                                              2000          2001
                                                                          ------------    ---------
      Assets:
           Lottery Group ...............................................    $330,138      329,104
           Pari-mutuel Group ...........................................     232,990      232,992
           Venue Management Group ......................................      34,055       33,827
           Telecommunications Group ....................................      37,758       34,108
                                                                            --------      -------
                                                                            $634,941      630,031
                                                                            ========      =======

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2000         2001
                                                                             -------      -------
      Capital and wagering systems expenditures:
           Lottery Group ...............................................     $   749        7,469
           Pari-mutuel Group ...........................................       6,398          975
           Venue Management Group ......................................         529          363
           Telecommunications Group ....................................          --          543
                                                                             -------      -------
                                                                             $ 7,676        9,350
                                                                             =======      =======

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(4)   Comprehensive Income (Loss)

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 2000 and 2001:

                                                              Three Months Ended March 31,
                                                              -----------------------------
                                                                  2000              2001
                                                              -----------       -----------
      Net income (loss) .................................     $       834          (2,437)
      Other comprehensive loss:
           Foreign currency translation .................            (389)         (1,480)
           Unrealized gain on investments ...............              --             575
           Unrealized loss on interest rate swap contract              --          (2,806)
                                                              -----------       ---------
           Other comprehensive loss .....................            (389)         (3,711)
                                                              -----------       ---------
      Comprehensive income (loss) .......................     $       445          (6,148)
                                                              ===========       =========

(5)   Inventories

      Inventories consist of the following:

                                                              December 31,       March 31,
                                                                  2000              2001
                                                              ------------      -----------
      Parts and work-in-process .........................     $    16,193          12,992
      Finished goods ....................................          11,415          12,270
                                                              -----------       ---------
                                                              $    27,608          25,262
                                                              ===========       =========

      Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6)   Debt

      At March 31, 2001, the Company had approximately $39,305 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $16,000 of borrowings outstanding under the Facility and approximately $9,695 in letters of credit were issued under the Facility at March 31, 2001. At December 31, 2000, Scientific Games's available borrowing capacity under the facility was $46,591.

      The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, in the first quarter of 2001, management and our lenders amended certain limitations to be less restrictive. The Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by six months through September 30, 2002. The Company is in compliance with the amended covenants as of March 31, 2001 and expects to remain so during the next twelve months.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(7) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

      The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Facility and the Company's 12 1/2% Series B Senior Subordinated Notes due 2010 (the "Notes") issued in connection with the acquisition of SGHC, are jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

      Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

      The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2000
                            (unaudited, in thousands)

                                                         Parent          Guarantor     Non-Guarantor    Eliminating
                                                         Company       Subsidiaries     Subsidiaries       Entries      Consolidated
                                                         -------       ------------    -------------    -----------     ------------
ASSETS
   Cash and cash equivalents ....................       $     867              (50)           5,671              --            6,488
   Accounts receivable, net .....................              --           39,554           20,555          (3,290)          56,819
   Inventories ..................................              --           21,602            6,470            (464)          27,608
   Other current assets .........................             186           13,421            2,944              30           16,581
   Property and equipment, net ..................           2,002          142,446           40,452            (289)         184,611
   Investment in subsidiaries ...................         202,980               --               --        (202,980)              --
   Goodwill .....................................             190          154,313            3,088              --          157,591
   Intangible assets ............................              --          109,232           22,047              --          131,279
   Other assets .................................          19,832           75,698            1,077         (42,643)          53,964
                                                        ---------        ---------        ---------       ---------        ---------

       Total assets .............................       $ 226,057          556,216          102,304        (249,636)         634,941
                                                        =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt .......       $   6,012                8              616              --            6,636
   Current liabilities ..........................          25,663           51,811           22,866          (2,910)          97,430
   Long-term debt, excluding current installments         433,180               19            5,492          (4,647)         434,044
   Other non-current liabilities ................           5,786           56,851           21,491         (15,450)          68,678
   Intercompany balances ........................        (272,737)         245,226           27,809            (298)              --
   Stockholders' equity .........................          28,153          202,301           24,030        (226,331)          28,153
                                                        ---------        ---------        ---------       ---------        ---------

       Total liabilities and stockholders' equity       $ 226,057          556,216          102,304        (249,636)         634,941
                                                        =========        =========        =========       =========        =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 March 31, 2001
                            (unaudited, in thousands)

                                                         Parent          Guarantor     Non-Guarantor    Eliminating
                                                         Company       Subsidiaries     Subsidiaries       Entries      Consolidated
                                                         -------       ------------    -------------    -----------     ------------
ASSETS
   Cash and cash equivalents ....................       $   3,941              640            5,773              --           10,354
   Accounts receivable, net .....................              --           33,352           18,802              --           52,154
   Inventories ..................................              --           20,368            5,410            (516)          25,262
   Other current assets .........................           1,492           11,409            3,715              30           16,646
   Property and equipment, net ..................           1,977          142,249           39,737            (206)         183,757
   Investment in subsidiaries ...................         216,318               --               --        (216,318)              --
   Goodwill .....................................             188          152,454            2,806              --          155,448
   Intangible assets ............................              --          129,181               --              --          129,181
   Other assets .................................          20,027           57,767            1,104         (21,669)          57,229
                                                        ---------        ---------        ---------       ---------        ---------

       Total assets .............................       $ 243,943          547,420           77,347        (238,679)         630,031
                                                        =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt .......       $   6,763                8              467              --            7,238
   Current liabilities ..........................          17,940           52,839           19,233             518           90,530
   Long-term debt, excluding current installments         438,115               16              670              --          438,801
   Other non-current liabilities ................           8,971           55,333            4,508           2,531           71,343
   Intercompany balances ........................        (249,965)         226,229           24,171            (435)              --
   Stockholders' equity .........................          22,119          212,995           28,298        (241,293)          22,119
                                                        ---------        ---------        ---------       ---------        ---------

       Total liabilities and stockholders' equity       $ 243,943          547,420           77,347        (238,679)         630,031
                                                        =========        =========        =========       =========        =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2000
                            (unaudited, in thousands)

                                                                 Parent      Guarantor    Non-Guarantor   Eliminating
                                                                Company     Subsidiaries   Subsidiaries      Entries    Consolidated
                                                                -------     ------------  -------------   -----------   ------------
Operating revenues ......................................       $    --         38,171         10,551         (3,110)        45,612
Operating expenses ......................................            --         22,580          9,014         (3,208)        28,386
                                                                -------        -------        -------        -------        -------
   Gross profit .........................................            --         15,591          1,537             98         17,226

Selling, general and administrative expenses ............         2,389          3,294          1,052             (4)         6,731
Depreciation and amortization ...........................            72          4,501            822            (25)         5,370
                                                                -------        -------        -------        -------        -------
   Operating income (loss) ..............................        (2,461)         7,796           (337)           127          5,125
Interest expense ........................................         4,012            188            182           (129)         4,253
Other (income) expense ..................................          (116)           (78)           (13)           129            (78)
                                                                -------        -------        -------        -------        -------
Income (loss) before equity in income of subsidiaries,
   and income taxes .....................................        (6,357)         7,686           (506)           127            950
Equity in income of subsidiaries ........................         7,231             --             --         (7,231)            --
Income tax expense (benefit) ............................            40            106            (30)            --            116
                                                                -------        -------        -------        -------        -------

Net income (loss) .......................................       $   834          7,580           (476)        (7,104)           834
                                                                =======        =======        =======        =======        =======

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2001
                            (unaudited, in thousands)

                                                                 Parent      Guarantor    Non-Guarantor   Eliminating
                                                                Company     Subsidiaries   Subsidiaries      Entries    Consolidated
                                                                -------     ------------  -------------   -----------   ------------
Operating revenues ......................................       $    --         85,262         31,810         (4,964)       112,108
Operating expenses ......................................            --         54,832         22,908         (4,920)        72,820
                                                                -------        -------        -------        -------        -------

   Gross profit .........................................            --         30,430          8,902            (44)        39,288

Selling, general and administrative expenses ............         2,987          8,476          3,165             (3)        14,625
Depreciation and amortization ...........................            76         12,056          1,511            (35)        13,608
                                                                -------        -------        -------        -------        -------
   Operating income (loss) ..............................        (3,063)         9,898          4,226             (6)        11,055
Interest expense ........................................        13,556              4            592           (572)        13,580
Other (income) expense ..................................           (49)          (587)           256            624            244
                                                                -------        -------        -------        -------        -------
Income (loss) before equity in income of subsidiaries
   and income taxes .....................................       (16,570)        10,481          3,378            (58)        (2,769)
Equity in income of subsidiaries ........................        13,508             --             --        (13,508)            --
Income tax expense (benefit) ............................          (625)          (836)         1,129             --           (332)
                                                                -------        -------        -------        -------        -------

Net income (loss) .......................................       $(2,437)        11,317          2,249        (13,566)        (2,437)
                                                                =======        =======        =======        =======        =======

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2000
                            (unaudited, in thousands)

                                                             Parent       Guarantor    Non-Guarantor    Eliminating
                                                            Company      Subsidiaries   Subsidiaries       Entries      Consolidated
                                                            -------      ------------  -------------    -----------     ------------
Net income (loss) ..................................       $    834           7,580            (476)         (7,104)            834
   Depreciation and amortization ...................             72           4,501             822             (25)          5,370
   Equity in income of subsidiaries ................         (7,231)             --              --           7,231              --
   Changes in operating assets and liabilities .....         (5,371)            435          (2,413)             --          (7,349)
   Other non-cash adjustments ......................            284             290               2              --             576
                                                           --------        --------        --------        --------        --------

Net cash provided by (used in) operating activities         (11,412)         12,806          (2,065)            102            (569)
                                                           --------        --------        --------        --------        --------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......            (14)         (5,971)         (1,691)             --          (7,676)
   Other assets and investments ....................            (86)         (1,415)           (297)           (503)         (2,301)
                                                           --------        --------        --------        --------        --------

Net cash provided by (used in) investing activities            (100)         (7,386)         (1,988)           (503)         (9,977)
                                                           --------        --------        --------        --------        --------

Cash flows from financing activities:
   Net borrowing under lines of credit .............          8,070              --              --              --           8,070
   Proceeds from issuance of long-term debt ........             --              --             952              --             952
   Payments on long-term debt ......................             --            (602)           (138)             --            (740)
   Net proceeds from stock issue ...................            626            (448)            447              --             625
   Other, principally intercompany balances ........         (2,525)           (707)          2,831             401              --
                                                           --------        --------        --------        --------        --------

Net cash provided by (used in) financing activities           6,171          (1,757)          4,092             401           8,907
                                                           --------        --------        --------        --------        --------

Effect of exchange rate changes on cash ............             --             (70)           (136)             --            (206)
                                                           --------        --------        --------        --------        --------

Increase (decrease) in cash and cash equivalents ...         (5,341)          3,593             (97)             --          (1,845)
Cash and cash equivalents, beginning of period .....          5,284          (4,103)          2,481              --           3,662
                                                           --------        --------        --------        --------        --------

Cash and cash equivalents, end of period ...........       $    (57)           (510)          2,384              --           1,817
                                                           ========        ========        ========        ========        ========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2001
                            (unaudited, in thousands)

                                                             Parent        Guarantor   Non-Guarantor    Eliminating
                                                            Company      Subsidiaries   Subsidiaries       Entries      Consolidated
                                                            -------      ------------  -------------    -----------     ------------
Net income (loss) ..................................       $ (2,437)         11,317           2,249         (13,566)        (2,437)
   Depreciation and amortization ...................             76          12,056           1,511             (35)        13,608
   Equity in income of subsidiaries ................        (13,508)             --              --          13,508             --
   Changes in operating assets and liabilities .....         (6,004)          4,084          (1,148)          1,730         (1,338)
   Other non-cash adjustments ......................            651            (354)            124              --            421
                                                           --------        --------        --------        --------       --------

Net cash provided by (used in) operating activities         (21,222)         27,103           2,736           1,637         10,254
                                                           --------        --------        --------        --------       --------

Cash flows from investing activities:
   Capital and wagering systems expenditures .......            (23)         (5,970)         (3,639)            282         (9,350)
   Other assets and investments ....................           (427)         (2,416)          1,450            (199)        (1,592)
                                                           --------        --------        --------        --------       --------

Net cash provided by (used in) investing activities            (450)         (8,386)         (2,189)             83        (10,942)
                                                           --------        --------        --------        --------       --------

Cash flows from financing activities:
   Net borrowing under lines of credit .............          7,000              --              --              --          7,000
   Payments on long-term debt ......................         (1,314)             (3)           (385)            193         (1,509)
   Net proceeds from stock issue ...................             37              50             (50)             --             37
   Other, principally intercompany balances ........         19,023         (17,476)            366          (1,913)            --
                                                           --------        --------        --------        --------       --------

Net cash provided by (used in) financing activities          24,746         (17,429)            (69)         (1,720)         5,528
                                                           --------        --------        --------        --------       --------

Effect of exchange rate changes on cash ............             --            (598)           (376)             --           (974)
                                                           --------        --------        --------        --------       --------

Increase in cash and cash equivalents ..............          3,074             690             102              --          3,866
Cash and cash equivalents, beginning of period .....            867             (50)          5,671              --          6,488
                                                           --------        --------        --------        --------       --------

Cash and cash equivalents, end of period ...........       $  3,941             640           5,773              --         10,354
                                                           ========        ========        ========        ========       ========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS FOR
                      THE THREE MONTHS ENDED MARCH 31, 2001

Background

      Effective April 27, 2001, the Company changed its corporate name from Autotote Corporation to Scientific Games Corporation and its stock symbol to SGM [AMEX: SGM].

      The Company changed its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. As a result, the Company is filing this report for the first quarter of year 2001, which commenced on January 1, 2001, compared to the three-month period January 1, 2000 to March 31, 2000.

      The following discussion addresses the financial condition of the Company as of March 31, 2001 and the results of its operations for the three-month period ended March 31, 2001, compared to the same period in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

      We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Group. Our Lottery Group consists of two product lines: Instant Tickets and Related Services ("ITRS") and Lottery Systems. ITRS includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Lottery Systems includes the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This product line also includes software and hardware and support service for sports betting and credit card processing systems.

      Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment.

      Our Venue Management Group is comprised of the Connecticut off-track betting operations, and the Company's Netherlands on-track and off-track betting operations.

      Our Telecommunications Group is comprised of the prepaid cellular phone cards business, which was acquired by the Company as part of the SGHC acquisition.

      In the second quarter of fiscal 2000, the Company completed the sale of its SJC Video business, which had previously been reported as a separate segment.

      In the three months ended March 31, 2000, our Lottery Group consisted solely of the Lottery Systems product line, exclusive of sports betting and credit card processing services. In addition, the Telecommunications Group was not yet acquired by the Company as part of the SGHC acquisition.

      The Company's revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide ITRS and wagering systems and services; or are derived from wagering by customers at facilities owned or leased by the Company. Sales revenues are derived from sales of prepaid phone cards and from contracts for the sale of wagering systems, equipment, and software licenses.

      The first calendar quarter and the fourth calendar quarter of the year traditionally comprise the weakest season for the Company's pari-mutuel wagering service revenue. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions that do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the size and timing of contract awards, changes in customer budgets, inventory ticket position, lottery retail sales and general economic conditions.

      Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of SGHC in 2000, which was accounted for as a purchase, affects the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements for the year ended October 31, 2000 included in the Company's 2000 Annual Report on Form 10-K).

      The following tables and discussion present actual data for the January 1 to March 31, 2001 and 2000, and pro forma data for the January 1 to March 31, 2000 period, as if the Company had acquired SGHC on January 1, 2000.

Results of Operations:

                                                                                Three Months Ended March 31,
                                                                         -----------------------------------------------
                                                                         Actual            Pro Forma             Actual
                                                                          2000                2000                2001
                                                                         -------           ----------            -------
Lottery Group                                                                            (in thousands)
Service revenue .............................................            $ 2,969              47,391              53,203
Sales revenue ...............................................                 --               3,706               2,914
                                                                         -------             -------             -------
Total operating revenue .....................................            $ 2,969              51,097              56,117
                                                                         =======             =======             =======
Gross Profit (excluding depreciation and amortization) ......            $   915              17,688              18,276
                                                                         =======             =======             =======

Pari-mutuel Group
Service revenue .............................................            $19,536              19,536              19,333
Sales revenue ...............................................              7,953               7,953               9,674
                                                                         -------             -------             -------
Total operating revenue .....................................            $27,489              27,489              29,007
                                                                         =======             =======             =======
Gross Profit (excluding depreciation and amortization) ......            $12,010              12,010              11,632
                                                                         =======             =======             =======

Venue Management Group
Service revenue .............................................            $15,154              15,154              15,504
                                                                         =======             =======             =======
Gross Profit (excluding depreciation and amortization) ......            $ 4,301               4,301               4,481
                                                                         =======             =======             =======

Telecommunications Group
Sales revenue ...............................................            $    --              10,934              11,480
                                                                         =======             =======             =======
Gross Profit (excluding depreciation and amortization) ......            $    --               4,884               4,899
                                                                         =======             =======             =======

Company Total
Service revenue .............................................            $37,659              82,081              88,040
Sales revenue ...............................................              7,953              22,593              24,068
                                                                         -------             -------             -------
Total operating revenue .....................................            $45,612             104,674             112,108
                                                                         =======             =======             =======
Gross Profit (excluding depreciation and amortization) ......            $17,226              38,883              39,288
                                                                         =======             =======             =======

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenue Analysis

      Lottery Group revenue of $56.1 million in the three months ended March 31, 2001 improved $53.1 million from the same period in 2000 due to the addition of SGHC in September 2000, plus the start-up of the on-line Vermont and New Hampshire lotteries in July 2000. On a pro forma basis, total service revenue in the three months ended March 31, 2001 increased $5.8 million from the same period in 2000 largely due to new on-line lottery and instant ticket cooperative services contracts. On a pro forma basis, total sales revenue declined $0.8 million as a result of non-recurring systems and equipment sales to foreign customers in 2000.

      Pari-mutuel Group service revenue of $19.3 million in the three months ended March 31, 2001 decreased $0.2 million from the same period in 2000. This decrease is attributable to lower revenues in the French operations and the effect of the lower Euro exchange rate on revenues from the German racing operations, partially offset by revenue improvements in the North America operations, the North American simulcasting operations and the NASRIN(TM) service operations. Sales revenue of $9.7 million in the three months ended March 31, 2001 increased $1.7 million from same period in 2000 due to higher systems and equipment sales to foreign customers.

      Venue Management Group service revenue of $15.5 million in the three months ended March 31, 2001 was $0.4 million higher than in the same period in 2000, reflecting Handle related revenue increases in the Connecticut OTB operations.

      Telecommunications Group sales revenue of $11.5 million in the three months ended March 31, 2001 is the result of the acquisition of SGHC in September 2000. On a pro forma basis, revenues in the three months ended March 31, 2001 increased $0.6 million as a result of continued customer and volume growth of this business unit.

Gross Profit Analysis

      The total gross profit earned, exclusive of depreciation and amortization, of $39.3 million in the three months ended March 31, 2001 increased $22.1 million from the same period in 2000 as a result of the acquisition of SGHC in September 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, increased $0.4 million primarily because of improved gross margins in the service businesses and the Telecommunications Group, which were partially offset by lower margins on sales revenues reflecting the change in the mix of equipment and systems sold to foreign customers in the two periods.

      On a pro forma basis, gross profit as a percentage of service revenues decreased to 34% in the three months ended March 31, 2001, compared to 35% in the same period in 2000. This gross profit decrease results primarily from lower margins on European Pari-mutuel service revenue and instant ticket revenues, partially offset by revenue improvements and cost control measures in the North American Pari-mutuel business. On a pro forma basis, gross profit as a percentage of sales revenues was 39% in the three months ended March 31, 2001 compared to 45% in the same period in 2000, reflecting the change in the mix of systems and equipment sold in the two periods.

      The Lottery Group gross profit of $18.3 million, or 33% of revenues, decreased slightly on a pro-forma basis in the three months ended March 31, 2001 from $17.7 million or 35% of revenues in the same period in 2000. Gross margin improvements were realized as a result of revenue improvements in instant ticket cooperative services and the addition of the Vermont and New Hampshire lottery contracts, which commenced operations in July 2000. These margin improvements were partially offset by non-recurring 2000 systems and equipment sales, and higher cost of ticket paper and other printing supplies.

      Pari-mutuel Group gross profit of $11.6 million or 40% of revenues in the three months ended March 31, 2001, decreased $0.4 million from $12.0 million or 44% of revenues in the same period in 2000. This decrease is primarily attributable to lower margins on systems and equipment sales to foreign customers, partially offset by continued growth of the North American operations and benefits from on-going cost reduction programs.

      Venue Management Group gross profit of $4.5 million or 29% of revenues in the three months ended March 31, 2001, improved $0.2 million from $4.3 million or 28% of revenues in the same period in 2000. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation.

      The Telecommunications Group gross profit of $4.9 million in the three months ended March 31, 2001 was equal on a pro-forma basis to the gross profit in the same period in 2000. Gross profit in the three months ended March 31, 2001 was 43% of revenues as compared on a pro forma basis with 45% of revenues in the same period in 2000 as the effects of cost saving initiatives implemented in fiscal 2000 were offset by increased freight expenses.

Expense Analysis

      Selling, general and administrative expenses, including certain software development costs, of $14.6 million in the three months ended March 31, 2001 were $7.9 million higher than in the same period in 2000 primarily as a result of the acquisition of SGHC in September 2000. On a pro forma basis, selling, general and administrative expenses were $2.9 million lower in the three months ended March 31, 2001 than in the same period in 2000 primarily as a result of cost reduction programs and merger-related synergies.

      Depreciation and amortization expense of $13.6 million in the three months ended March 31, 2001 increased $8.2 million from $5.4 million in the same period in 2000 as a result of the SGHC acquisition, coupled with the expanded domestic lottery business. On a pro forma basis, depreciation and amortization expenses were $3.7 million higher in the three months ended March 31, 2001 than in the same period in 2000, primarily as a result of SGHC acquisition-related goodwill and intangible amortization.

      Interest expense of $13.6 million in the three months ended March 31, 2001 increased $9.3 million from $4.3 million in the same period in 2000 as a result of higher debt levels, interest rates and financing costs incurred in connection with the acquisition of SGHC.

Income Tax Expense (Benefit)

      Income tax benefit was $0.3 million in the three months ended March 31, 2001 compared to an expense of $0.1 million in the same period in 2000. The benefit primarily reflects the reversal of deferred taxes provided in connection with the acquisition of SGHC and an anticipated recovery of previously paid federal taxes, partially offset by federal alternative minimum tax, state taxes and foreign taxes. No current tax benefit has been recognized on domestic operating losses in either period.

Liquidity, Capital Resources and Working Capital

      In order to finance the SGHC acquisition and refinance substantially all of the then existing indebtedness of the Company, we conducted a series of financings. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness outstanding of approximately $446.0 million at March 31, 2001. We have also recorded a substantial increase in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense.

      At March 31, 2001, the Company's available cash and borrowing capacity totaled $49.7 million compared to $53.1 million at December 31, 2000. Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2001. In this period, we spent $9.4 million for wagering systems and capital expenditures, $1.5 million in software expenditures and repaid $1.5 million on long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and borrowings under our revolving credit facility.

      A substantial portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. We believe that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. We also may need to refinance all or part of our indebtedness, including the Notes, on or before their maturity; however, we cannot assure you that we will able to refinance any of our indebtedness, including our Facility and the Notes, on commercially reasonable terms or at all.

      The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, in the first quarter of 2001, management and our lenders amended certain limitations to be less restrictive. The Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by six months through September 30, 2002. The Company is in compliance with the amended covenants as of March 31, 2001 and expects to remain so during the next twelve months.

Forward-Looking Statements

      Throughout this Report on Form 10-Q we make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate" and other similar words. The forward-looking statements contained in this Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

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

      For fiscal 2000, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2001, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

      In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. At March 31, 2001, approximately one-third of the Company's debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity - Average Interest Rate
March 31, 2001
Expected Maturity Date (dollars in $000)

                                                                                                 There-
                                    2001         2002         2003         2004        2005       after       Total      Fair value
                                ------------  ----------  -----------   ---------   ---------   ----------  ----------  -----------
Long-term debt:
Fixed interest rate debt        $                                                              150,000         150,000      139,500
Interest rate                                                                                     12.5%
Variable interest rate debt     $    4,650      8,950     11,950       14,950       17,200     236,250         293,950      293,950
Average interest rate                10.12%     10.00%      9.93%        9.89%        9.87%      10.70%          10.55%

      In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K) the Company entered into three interest rate swap contracts for an aggregate notional amount of $140,000. The following table provides information about the Company's derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. The Company does not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity - Average Swap Rate
Expected Maturity Date (dollars in $000)

                                                                                             There-
                                 2001        2002        2003         2004        2005        after       Total      Fair value
                             ----------   ---------   ----------   ---------   ----------   ----------  ---------    ----------
Interest rate swaps:
Fixed to variable             $     --          --      140,000         --           --           --      140,000     134,799
Receive fixed-3-month
   LIBOR                            --          --         6.52%        --           --           --         6.52%

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

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        Three Months Ended March 31, 2001

PART II. Other Information

Item 1. Legal Proceedings

      No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of the Company's 2000 Annual Report on Form 10-K.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Stockholders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

              10.29 Warrant To Purchase Class A Common Stock dated as of October 2, 2000, issued by the Company to Ramius Securities, LLC
              10.30 Warrant Registration Rights Agreement dated as of October 2, 2000 by and between the Company and Ramius Securities, LLC

Reports on Form 8-K

      No current reports on Form 8-K were filed during the three months ended March 31, 2001. A current report on Form 8-K was filed on April 30, 2001, regarding the change in the Company's name, effective April 27, 2001, from Autotote Corporation to Scientific Games Corporation and the change in its stock exchange symbol to SGM [AMEX:SGM]. A current report on Form 8-K was filed on April 16, 2001, regarding the first amendment dated as of March 30, 2001, to the Company's Amended and Restated Credit Agreement.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        Three Months Ended March 31, 2001

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SCIENTIFIC GAMES CORPORATION
                                      (Registrant)


                            By:     /s/ DeWayne E. Laird
                                    --------------------------------------------
                            Name:   DeWayne E. Laird
                            Title:  Vice President & Chief Financial Officer
                                    (principal financial and accounting officer)

Dated: May 15, 2001