Form 10-Q
period 2001-06-30
SCIENTIFIC GAMES CORP
filed 2001-08-14
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 (212) 754-2233
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2001:

                   Class A Common Stock:  40,417,583
                   Class B Common Stock:  None

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                           QUARTER ENDED JUNE 30, 2001

                                                                               Page
                                                                               ----
     PART I.        FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements:

                      Balance Sheets as of December 31, 2000
                      and June 30, 2001                                        3

                      Statements of Operations for the Three Months Ended
                      June 30, 2000 and 2001                                   4

                      Statements of Operations for the Six Months Ended
                      June 30, 2000 and 2001                                   5

                      Statements of Cash Flows for the Six Months Ended
                      June 30, 2000 and 2001                                   6

                      Notes to Consolidated Financial Statements               7-18

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      19-27

     PART II.       OTHER INFORMATION

         Item 1.    Legal Proceedings                                          28
         Item 2.    Changes in Securities and Use of Proceeds                  28
         Item 4.    Submission of Matters to a Vote of Stockholders            28
         Item 6.    Exhibits and Reports on Form 8-K                           28

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (Unaudited, in thousands)

                                                                                           December 31,        June 30,
                                                                                               2000              2001
                                                                                          ----------------  ---------------
                                             ASSETS
      Current assets:
           Cash and cash equivalents..................................................      $     6,488            8,177
           Accounts receivable, net of allowance for doubtful accounts................           56,819           53,058
           Inventories................................................................           27,608           21,471
           Prepaid expenses, deposits and other current assets........................           16,581           17,820
                                                                                          ----------------  ---------------
                Total current assets..................................................          107,496          100,526
                                                                                          ----------------  ---------------
      Property and equipment, at cost.................................................          323,732          341,729
           Less accumulated depreciation..............................................          139,121          152,786
                                                                                          ----------------  ---------------
                Net property and equipment............................................          184,611          188,943
                                                                                          ----------------  ---------------
      Goodwill, net...................................................................          157,591          153,144
      Operating right, net............................................................           12,681           12,181
      Other intangible assets, net....................................................          118,598          114,965
      Other assets and investments....................................................           53,964           57,944
                                                                                          ----------------  ---------------
                   Total assets.......................................................      $    634,941         627,703
                                                                                          ================  ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Current installments of long-term debt.....................................      $     6,636            7,937
           Accounts payable...........................................................           27,176           25,568
           Accrued liabilities........................................................           59,142           55,757
           Interest payable...........................................................           11,112            8,451
                                                                                          ----------------  ---------------
                Total current liabilities.............................................          104,066           97,713
                                                                                          ----------------  ---------------
      Deferred income taxes...........................................................           59,093           58,290
      Other long-term liabilities.....................................................            9,585           12,230
      Long-term debt, excluding current installments..................................          434,044          435,514
                                                                                          ----------------  ---------------
                Total liabilities.....................................................          606,788          603,747
                                                                                          ----------------  ---------------
      Stockholders' equity:
           Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,149 and 1,183 shares outstanding at December 31,
               2000 and June 30, 2001, respectively...................................            1,149            1,183
           Class A common stock, par value $0.01 per share, 99,300 shares authorized,
               40,156 and 40,269 shares outstanding at December 31, 2000 and
               June 30, 2001, respectively............................................              373              375
           Class B non-voting common stock, par value $0.01 per share, 700 shares
              authorized, none outstanding............................................               --               --
           Additional paid-in capital.................................................          266,917          270,633
           Accumulated losses.........................................................         (234,910)        (238,850)
           Treasury stock, at cost....................................................             (102)            (105)
           Accumulated other comprehensive loss.......................................           (5,274)          (9,280)
                                                                                          ----------------  ---------------
                Total stockholders' equity............................................           28,153           23,956
                                                                                          ----------------  ---------------
                Total liabilities and stockholders' equity............................      $   634,941          627,703
                                                                                          ================  ===============

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended June 30, 2000 and 2001
               (Unaudited, in thousands, except per share amounts)

                                                                                                2000               2001
                                                                                          -----------------   ----------------
    Operating revenues:
         Services.....................................................................    $        38,885            91,640
         Sales........................................................................             14,269            20,933
                                                                                         ------------------   ----------------
                                                                                                   53,154           112,573
                                                                                         ------------------   ----------------
    Operating expenses (exclusive of depreciation and amortization shown below):
         Services.....................................................................             25,008            57,948
         Sales........................................................................              9,567            12,014
                                                                                         ------------------   ----------------
                                                                                                   34,575            69,962
                                                                                         ------------------   ----------------
              Total gross profit......................................................             18,579            42,611
    Selling, general and administrative expenses......................................              6,544            14,021
    Depreciation and amortization.....................................................              5,069            13,568
                                                                                         ------------------   ----------------
              Operating income........................................................              6,966            15,022
                                                                                         ------------------   ----------------
    Other deductions:
         Interest expense.............................................................              4,388            12,708
         Other income.................................................................               (111)              (63)
                                                                                         ------------------   ----------------
                                                                                                    4,277            12,645
                                                                                         ------------------   ----------------
         Income before income tax expense.............................................              2,689             2,377
    Income tax expense................................................................                405               437
                                                                                         ------------------   ----------------
         Net income...................................................................              2,284             1,940
    Convertible preferred stock paid-in-kind dividend.................................                 --             1,744
                                                                                         ------------------   ----------------
    Net income available to common stockholders.......................................    $         2,284               196
                                                                                         ==================   ================

    Basic and diluted net income per share:
         Basic net income per share...................................................    $          0.06              0.05
                                                                                         ==================   ================
         Diluted net income per share.................................................    $          0.06              0.04
                                                                                         ==================   ================
         Basic net income per share available to common stockholders..................    $          0.06                --
                                                                                         ==================   ================
         Diluted net income per share available to common stockholders................    $          0.06                --
                                                                                         ==================   ================

    Weighted average number of shares used in per share calculations:
         Basic shares.................................................................             36,807            40,209
                                                                                         ==================   ================
         Diluted shares...............................................................             41,086            44,441
                                                                                         ==================   ================

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Six Months Ended June 30, 2000 and 2001
               (Unaudited, in thousands, except per share amounts)

                                                                                                2000               2001
                                                                                          -----------------   ----------------
    Operating revenues:
         Services.....................................................................    $        76,544           179,680
         Sales........................................................................             22,222            45,001
                                                                                         ------------------   ----------------
                                                                                                   98,766           224,681
                                                                                         ------------------   ----------------
    Operating expenses (exclusive of depreciation and amortization shown below):
         Services.....................................................................             49,501           116,061
         Sales........................................................................             13,460            26,721
                                                                                         ------------------   ----------------
                                                                                                   62,961           142,782
                                                                                         ------------------   ----------------
              Total gross profit......................................................             35,805            81,899
    Selling, general and administrative expenses......................................             13,275            28,646
    Depreciation and amortization.....................................................             10,439            27,176
                                                                                         ------------------   ----------------
              Operating income........................................................             12,091            26,077
                                                                                         ------------------   ----------------
    Other deductions:
         Interest expense.............................................................              8,641            26,288
         Other (income) expense.......................................................               (189)              181
                                                                                         ------------------   ----------------
                                                                                                    8,452            26,469
                                                                                         ------------------   ----------------
         Income (loss) before income tax expense......................................              3,639              (392)
    Income tax expense................................................................                521               105
                                                                                         ------------------   ----------------
         Net income (loss)............................................................              3,118              (497)
    Convertible preferred stock paid-in-kind dividend.................................                 --             3,443
                                                                                         ------------------   ----------------
    Net income (loss) available to common stockholders................................    $         3,118            (3,940)
                                                                                         ==================   ================

    Basic and diluted net income (loss) per share:
         Basic net income (loss) per share............................................    $          0.09             (0.01)
                                                                                         ==================   ================
         Diluted net income (loss) per share..........................................    $          0.08             (0.01)
                                                                                         ==================   ================
         Basic net income (loss) per share available to common stockholders...........    $          0.09             (0.10)
                                                                                         ==================   ================
         Diluted net income (loss) per share available to common stockholders.........    $          0.08             (0.10)
                                                                                         ==================   ================

    Weighted average number of shares used in per share calculations:
         Basic shares.................................................................             36,675            40,186
                                                                                         ==================   ================
         Diluted shares...............................................................             41,560            40,186
                                                                                         ==================   ================

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2000 and 2001
                            (Unaudited, in thousands)

                                                                                                   2000              2001
                                                                                            ----------------   ---------------
    Cash flows from operating activities:
         Net income (loss)..............................................................     $       3,118             (497)
                                                                                            ----------------   ---------------
         Adjustments to reconcile net income (loss) to cash provided by operating activities:
              Depreciation and amortization.............................................            10,439           27,176
              Changes in operating assets and liabilities...............................            (2,402)            (256)
              Other.....................................................................               821              395
                                                                                            ----------------   ---------------
                   Total adjustments....................................................             8,858           27,315
                                                                                            ----------------   ---------------
    Net cash provided by operating activities...........................................             11,976          26,818
                                                                                            ----------------   ---------------

    Cash flows from investing activities:
         Capital expenditures...........................................................            (2,498)          (3,616)
         Wagering systems expenditures..................................................           (17,497)         (18,855)
         Increase in other assets and investments.......................................            (4,101)          (4,839)
                                                                                            ----------------   ---------------
    Net cash used in investing activities...............................................           (24,096)         (27,310)
                                                                                            ----------------   ---------------

    Cash flows from financing activities:
         Net borrowings (repayments) under lines of credit..............................              (150)           5,900
         Proceeds from issuance of long-term debt.......................................            10,952               --
         Payments on long-term debt.....................................................            (1,534)          (2,968)
         Proceeds from the issuance of common stock.....................................             1,428              121
                                                                                            ----------------   ---------------
    Net cash provided by financing activities...........................................            10,696            3,053
                                                                                            ----------------   ---------------

    Effect of exchange rate changes on cash.............................................              (246)            (872)
                                                                                            ----------------   ---------------
    Increase (decrease) in cash and cash equivalents....................................            (1,670)           1,689
    Cash and cash equivalents, beginning of period......................................             3,662            6,488
                                                                                            ----------------   ---------------
    Cash and cash equivalents, end of period............................................     $       1,992            8,177
                                                                                            ================   ===============

    Supplemental disclosure of cash flow information:
       Cash paid (recovered) during the period for:
         Interest paid..................................................................     $       7,984           27,809
                                                                                            ================   ===============
         Net income taxes paid (recovered)..............................................     $         455             (409)
                                                                                            ================   ===============
       Non-cash financing activity during the period:
         Convertible preferred stock paid-in-kind dividends.............................     $          --            3,443
                                                                                            ================   ===============

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

Basis of Presentation

     On December 20, 2000, the Company determined to change its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. This report on Form 10-Q covers the three-month and six-month periods ended June 30, 2001, compared to the three-month and six-month periods ended June 30, 2000.

     The consolidated balance sheets as of December 31, 2000 and June 30, 2001 and the consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 2001, and the consolidated statements of cash flows for the six months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary consisting of normal recurring entries to present fairly the financial position of the Company at December 31, 2000 and June 30, 2001 and the results of its operations for the three-month and six-month periods ended June 30, 2000 and 2001 and its cash flows for the six months ended June 30, 2000 and 2001 have been made. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Certain items in prior period's consolidated financial statements have been classified to conform with the current year presentation.

Basic and Diluted Net Income (Loss) Per Share

     The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three-month and six-month periods ended June 30, 2000 and 2001:

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                               ----------------------------------     ---------------------------
                                                                       2000             2001            2000            2001
                                                               ------------------    ------------     -----------    -------------
    Income (numerator)
    Net income (loss)...................................       $          2,284           1,940           3,118             (497)
    Convertible preferred stock paid-in-kind dividend...                     --           1,744              --            3,443
                                                               ------------------    ------------     -----------    -------------
    Net income (loss) available to common stockholders..       $          2,284             196           3,118           (3,940)
                                                               ==================    ============     ===========    =============

    Shares (denominator)
    Basic weighted average common shares outstanding....                 36,807          40,209          36,675           40,186
    Effect of diluted securities-stock options, warrants,
         and deferred shares (a)........................                  4,279           4,232           4,885               --
                                                               ------------------    ------------     -----------    -------------
    Diluted weighted average common shares outstanding..                 41,086          44,441          41,560           40,186
                                                               ==================    ============     ===========    =============

    Per Share Amount
    Basic net income (loss) per share...................       $           0.06            0.05            0.09            (0.01)
                                                               ==================    ============     ===========    =============
    Diluted net income (loss) per share.................       $           0.06            0.04            0.08            (0.01)
                                                               ==================    ============     ===========    =============
    Basic net income (loss) per share available to
       common stockholders..............................       $           0.06              --            0.09            (0.10)
                                                               ==================    ============     ===========    =============
    Diluted net income (loss) per share available to
       common stockholders..............................       $           0.06              --            0.08            (0.10)
                                                               ==================    ============     ===========    =============

(a) Potential common shares are not included in the calculation of dilutive net loss per share in the six months ended June 30, 2001, since the inclusion would be anti-dilutive.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(1)  Consolidated Financial Statements--(Continued)

     At June 30, 2001, the Company had outstanding stock options, warrants, convertible preferred shares and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

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

     Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $2,395 and $5,017 at December 31, 2000 and June 30, 2001, respectively. For the six months ended June 30, 2001, the Company recorded a $2,622 charge to other comprehensive loss for the change in fair value of the interest rate hedge instruments.

(2)  Acquisition of Scientific Games Holdings Corp.

     On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("SGHC"), a world-leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which SGHC became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to SGHC stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $156,828 and has been recorded as goodwill, which is being amortized over 20 years. The operating results of SGHC's businesses have been included in the accompanying consolidated statements of operations from the date of the acquisition. (See Notes 3, 9 and 13 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(2)  Acquisition of Scientific Games Holdings Corp.--(Continued)

      The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These unaudited pro forma results were presented using current generally accepted accounting principles. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 becomes effective immediately and SFAS 142, which will become effective for the Company in year 2002, will change the accounting and reporting for goodwill and intangible assets. Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. The amount of amortization of all goodwill and intangible assets with indefinite lives included in the pro forma information shown below for this business combination, as well as other purchased intangible assets previously recorded by the Company, is $4.7 million and $9.4 million, respectively, for the three-month and six-month periods ended June 30, 2000. The Company has not completed its analysis, including the required impairment testing, but expects that the majority of this amortization will not continue in future periods. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the three-month and six-month periods ended June 30, 2000 or the results that may occur in the future.

                                                                                   Three Months           Six Months
                                                                                       Ended                 Ended
                                                                                   June 30, 2000         June 30, 2000
                                                                                 -------------------   -----------------
                                                                                    (unaudited)           (unaudited)
        Operating revenues..................................................      $       114,602             219,276
        Operating income....................................................               11,302              20,861
        Loss before income tax benefit......................................               (1,037)             (4,098)
        Net loss............................................................               (1,043)             (3,195)
        Convertible preferred stock paid-in-kind dividend...................                1,691               3,383
                                                                                 -------------------   -----------------
        Net loss available to common stockholders...........................      $        (2,734)             (6,578)
                                                                                 ===================   =================

        Basic and diluted loss per share:
        Net loss per share..................................................      $         (0.03)              (0.09)
                                                                                 ===================   =================
        Net loss per share available to common stockholders.................      $         (0.07)              (0.18)
                                                                                 ===================   =================

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(3)  Business Segments

     The following tables represent revenues and profits by business segments for the three-month and six-month periods ended June 30, 2000 and 2001. Operating income reflects an allocation of corporate expenses among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                               ----------------------------------     ----------------------------
                                                                       2000             2001            2000            2001
                                                               ------------------    ------------     -----------    -------------
    Service revenue and product sales:
         Lottery Group..................................       $         14,828          61,162          17,797          117,279
         Pari-mutuel Group..............................                 22,380          25,018          49,869           54,025
         Venue Management Group.........................                 15,946          15,821          31,100           31,325
         Telecommunications Group.......................                     --          10,572              --           22,052
                                                               ------------------    ------------     -----------    -------------
                                                               $         53,154         112,573          98,766          224,681
                                                               ==================    ============     ===========    =============

    Gross profit:
         Lottery Group..................................       $          4,097          22,998           5,012           41,274
         Pari-mutuel Group..............................                 10,159          10,188          22,169           21,820
         Venue Management Group.........................                  4,323           4,696           8,624            9,177
         Telecommunications Group.......................                     --           4,729              --            9,628
                                                               ------------------    ------------     -----------    -------------
              Total gross profit........................       $         18,579          42,611          35,805           81,899
                                                               ==================    ============     ===========    =============

    Operating income:
         Lottery Group..................................       $          2,450           6,499           2,076            7,818
         Pari-mutuel Group..............................                  2,252           2,913           5,621            7,219
         Venue Management Group.........................                  2,264           2,893           4,394            5,625
         Telecommunications Group.......................                     --           2,717              --            5,415
                                                               ------------------    ------------     -----------    -------------
                                                                          6,966          15,022          12,091           26,077

    Other deductions:
         Interest expense...............................                  4,388          12,708           8,641           26,288
         Other (income) expense.........................                   (111)            (63)           (189)             181
                                                               ------------------    ------------     -----------    -------------
    Income (loss) before income tax expense.............       $          2,689           2,377           3,639             (392)
                                                               ==================    ============     ===========    =============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

(3)  Business Segments--(Continued)

                                                                                     December 31,          June 30,
                                                                                         2000                2001
                                                                                  -------------------   -----------------
              Assets
                 Lottery Group...............................................      $       330,138             334,764
                 Pari-mutuel Group...........................................              232,990             224,563
                 Venue Management Group......................................               34,055              33,346
                 Telecommunications Group....................................               37,758              35,030
                                                                                  -------------------   -----------------
                                                                                   $       634,941             627,703
                                                                                  ===================   =================

                                                                                        Six Months Ended June 30,
                                                                                  ---------------------------------------
                                                                                         2000                 2001
                                                                                  -------------------   -----------------
              Capital and wagering systems expenditures
                 Lottery Group...............................................      $         10,407             18,321
                 Pari-mutuel Group...........................................                 1,212              2,590
                 Venue Management Group......................................                 8,376                535
                 Telecommunications Group....................................                    --              1,025
                                                                                  -------------------   -----------------
                                                                                   $         19,995             22,471
                                                                                  ===================   =================

(4)  Comprehensive Income (Loss)

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three months and six months ended June 30, 2000 and 2001:

                                                                        Three Months ended                Six Months ended
                                                                             June 30,                         June 30,
                                                               ----------------------------------     ---------------------------
                                                                       2000             2001            2000            2001
                                                               ------------------    ------------     -----------    -------------
    Net income..........................................       $          2,284           1,940           3,118             (497)
    Other comprehensive income (loss):
         Foreign currency translation...................                   (363)           (119)           (752)          (1,599)
         Unrealized gain (loss) on investments..........                    --             (360)            --               215
         Unrealized gain (loss) on interest rate
         swap contracts.................................                    --              184             --            (2,622)
                                                               ------------------    ------------     -----------    -------------
      Other comprehensive loss..........................                   (363)           (295)           (752)          (4,006)
                                                               ------------------    ------------     -----------    -------------
    Comprehensive income (loss).........................       $          1,921           1,645            2,366          (4,503)
                                                               ==================    ============     ===========    =============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(5)  Inventories

     Inventories consist of the following:

                                                                                      December 31,             June 30,
                                                                                           2000                  2001
                                                                                    -----------------     ----------------
         Parts and work-in-process.........................................          $      16,193                9,239
         Finished goods....................................................                 11,415               12,232
                                                                                    -----------------     ----------------
                                                                                     $      27,608               21,471
                                                                                    =================     ================

     Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6)  Debt

     At June 30, 2001, the Company had approximately $33,817 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $14,900 of borrowings outstanding under the Facility and approximately $16,283 in letters of credit were issued under the Facility at June 30, 2001. At December 31, 2000, Scientific Games' available borrowing capacity under the Facility was $46,591.

     The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to six months through September 30, 2002. The Company is in compliance with the amended covenants as of June 30, 2001 and expects to remain so during the next twelve months.

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

     Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2000 and June 30, 2001 and for the three months and six months ended June 30, 2000 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2000
                            (unaudited, in thousands)

                                               Parent         Guarantor    Non-Guarantor    Eliminating
                                               Company      Subsidiaries    Subsidiaries      Entries           Consolidated
                                            --------------  -------------   -------------   -------------   -------------------
ASSETS
   Cash and cash equivalents...........     $       867             (50)          5,671             --              6,488
   Accounts receivable, net............              --          39,554          20,555         (3,290)            56,819
   Inventories.........................              --          21,602           6,470           (464)            27,608
   Other current assets................             186          13,421           2,944             30             16,581
   Property and equipment, net.........           2,002         142,446          40,452           (289)           184,611
   Investment in subsidiaries..........         202,980              --              --       (202,980)                --
   Goodwill............................             190         154,313           3,088             --            157,591
   Intangible assets...................              --         109,232          22,047             --            131,279
   Other assets........................          19,832          75,698           1,077        (42,643)            53,964
                                           ---------------  -------------   -------------   -------------   ----------------
       Total assets....................     $   226,057         556,216         102,304       (249,636)           634,941
                                           ===============  =============   =============   =============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of
      long-term debt...................     $     6,012               8            616              --              6,636
   Current liabilities.................          25,663          51,811         22,866          (2,910)            97,430
   Long-term debt, excluding
      current installments.............         433,180              19          5,492          (4,647)           434,044
   Other non-current liabilities.......           5,786          56,851         21,491         (15,450)            68,678
   Intercompany balances...............        (272,737)        245,226         27,809            (298)                --
   Stockholders' equity................          28,153         202,301         24,030        (226,331)            28,153
                                           ---------------  -------------   -------------   -------------   ----------------
      Total  liabilities and
         stockholders' equity..........     $   226,057         556,216        102,304        (249,636)           634,941
                                           ==============   =============   =============  ==============   ================

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  June 30, 2001
                            (unaudited, in thousands)

                                               Parent         Guarantor    Non-Guarantor    Eliminating
                                               Company      Subsidiaries    Subsidiaries      Entries          Consolidated
                                            --------------  -------------   -------------   -------------   ------------------
ASSETS
   Cash and cash equivalents............    $       914            (166)          7,429             --           8,177
   Accounts receivable, net.............             --          34,430          18,628             --          53,058
   Inventories..........................             --          17,150           4,856           (535)         21,471
   Other current assets.................            569          11,392           5,829             30          17,820
   Property and equipment, net..........          1,953         148,435          38,756           (201)        188,943
   Investment in subsidiaries...........        233,941              --              --       (233,941)             --
   Goodwill.............................            187         151,172           2,597           (812)        153,144
   Intangible assets....................             --         105,801          21,345             --         127,146
   Other assets.........................         19,475          57,329           2,880        (21,740)         57,944
                                            --------------  -------------   -------------   -------------   -------------
       Total assets.....................    $   257,039         525,543         102,320       (257,199)        627,703
                                            ==============  =============   =============   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of
      long-term debt....................    $     7,510               8             419             --           7,937
   Current liabilities..................         18,234          50,520          20,383            639          89,776
   Long-term debt, excluding current
      installments......................        434,950              14             550             --         435,514
   Other non-current liabilities........          8,412          54,768           5,396          1,944          70,520
   Intercompany balances................       (236,023)        192,623          43,956           (556)             --
   Stockholders' equity.................         23,956         227,610          31,616       (259,226)         23,956
                                            --------------  -------------   -------------   -------------   -------------
   Total  liabilities and  stockholders'
      equity............................    $   257,039         525,543         102,320       (257,199)        627,703
                                            =============   =============   =============   =============   =============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2000
                            (unaudited, in thousands)

                                                 Parent          Guarantor      Non-Guarantor     Eliminating
                                                 Company       Subsidiaries     Subsidiaries        Entries      Consolidated
                                              --------------  ---------------   ---------------  --------------  --------------
Operating revenues......................       $       --            44,357           13,553          (4,756)         53,154
Operating expenses......................               --            29,111           10,319          (4,855)         34,575
                                               -------------  ---------------   ---------------  --------------  --------------
   Gross profit.........................               --            15,246            3,234              99          18,579

Selling, general and administrative
   expenses.............................            2,365             3,070            1,112              (3)          6,544
Depreciation and amortization...........               71             4,210              813             (25)          5,069
                                               -------------  ---------------   ---------------  --------------  --------------
   Operating income (loss)..............           (2,436)            7,966            1,309             127           6,966
Interest expense........................            4,145               179              215            (151)          4,388
Other (income) expense..................             (133)             (137)               8             151            (111)
                                               -------------  ---------------   ---------------  --------------  --------------
Income (loss) before equity in income of
   subsidiaries and income taxes........           (6,448)            7,924            1,086             127           2,689
Equity in income of subsidiaries........            8,792                --               --          (8,792)             --
Income tax expense......................               60               277               68              --             405
                                               -------------  ---------------   ---------------  --------------  --------------
Net income..............................       $    2,284             7,647            1,018          (8,665)          2,284
                                               =============  ===============   ===============  ==============  ==============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        Three Months Ended June 30, 2001
                            (unaudited, in thousands)

                                                Parent          Guarantor      Non-Guarantor      Eliminating
                                               Company        Subsidiaries     Subsidiaries         Entries       Consolidated
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Operating revenues......................    $         --            85,879           29,735            (3,041)         112,573
Operating expenses......................              --            52,958           19,829            (2,825)          69,962
                                            ---------------  ---------------   ---------------  ---------------   ---------------
   Gross profit.........................              --            32,921            9,906              (216)          42,611

Selling, general and administrative
   expenses.............................           3,669             7,370            3,014               (32)          14,021
Depreciation and amortization...........              76            12,010            1,487                (5)          13,568
                                            ---------------  ---------------   ---------------  ---------------   ---------------
   Operating income (loss)..............          (3,745)           13,541            5,405              (179)          15,022
Interest expense........................          12,637               118              462              (509)          12,708
Other (income) expense..................            (489)             (448)             434               440              (63)
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Income (loss) before equity in income of
   subsidiaries and income taxes........         (15,893)           13,871            4,509              (110)           2,377
Equity in income of subsidiaries........          17,833                --               --           (17,833)              --
Income tax expense (benefit)............              --            (1,022)           1,459                --              437
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Net income..............................    $      1,940            14,893            3,050           (17,943)           1,940
                                            ===============  ===============   ===============  ===============   ===============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2000
                            (unaudited, in thousands)

                                                Parent          Guarantor      Non-Guarantor      Eliminating
                                               Company        Subsidiaries     Subsidiaries         Entries       Consolidated
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Operating revenues......................    $          --           82,171           24,461            (7,866)          98,766
Operating expenses......................               --           51,691           19,333            (8,063)          62,961
                                            ---------------  ---------------   ---------------  ---------------   ---------------
   Gross profit.........................               --           30,480            5,128               197           35,805

Selling, general and administrative
   expenses.............................            4,754            6,364            2,164                (7)          13,275
Depreciation and amortization...........              143            8,711            1,635               (50)          10,439
                                            ---------------   --------------   ---------------  ---------------   ---------------
   Operating income (loss)..............           (4,897)          15,405            1,329               254           12,091
Interest expense........................            8,157              367              397              (280)           8,641
Other (income) expense..................             (249)            (215)              (5)              280             (189)
                                            ---------------   --------------   ---------------  ---------------   ---------------
Income (loss) before equity in income of
   subsidiaries and income taxes........          (12,805)          15,253              937               254            3,639
Equity in income of subsidiaries........           16,023               --               --           (16,023)              --
Income tax expense......................              100              383               38                --              521
                                            ---------------   --------------   ---------------  ---------------   ---------------
Net income..............................    $       3,118           14,870              899           (15,769)           3,118
                                            ===============   ==============   ===============  ===============   ===============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                         Six Months Ended June 30, 2001
                            (unaudited, in thousands)

                                                Parent          Guarantor      Non-Guarantor      Eliminating
                                               Company        Subsidiaries     Subsidiaries         Entries       Consolidated
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Operating revenues......................    $          --          171,141           61,545            (8,005)         224,681
Operating expenses......................               --          107,790           42,737            (7,745)         142,782
                                            ---------------  ---------------   ---------------  ---------------   ---------------
   Gross profit.........................               --           63,351           18,808              (260)          81,899

Selling, general and administrative
   expenses.............................            6,656           15,846            6,179               (35)          28,646
Depreciation and amortization...........              152           24,066            2,998               (40)          27,176
                                            ---------------   --------------   ---------------  ---------------   ---------------
   Operating income (loss)..............           (6,808)          23,439            9,631              (185)          26,077
Interest expense........................           26,193              122            1,054            (1,081)          26,288
Other (income) expense..................             (538)          (1,035)             690             1,064              181
                                            ---------------   --------------   ---------------  ---------------   ---------------
Income (loss) before equity in income of
   subsidiaries and income taxes........          (32,463)          24,352            7,887              (168)            (392)
Equity in income of subsidiaries........           31,341               --               --           (31,341)              --
Income tax expense (benefit)............             (625)          (1,858)           2,588               --               105
                                            ---------------   --------------   ---------------  ---------------   ---------------
Net income (loss).......................    $        (497)          26,210            5,299           (31,509)            (497)
                                            ===============   ==============   ===============  ===============   ===============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2000
                            (unaudited, in thousands)

                                                Parent          Guarantor      Non-Guarantor      Eliminating
                                               Company        Subsidiaries     Subsidiaries         Entries       Consolidated
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Net income..............................    $      3,118            14,870              899          (15,769)            3,118
   Depreciation and amortization........             143             8,711            1,635              (50)           10,439
   Equity in income of subsidiaries.....         (16,023)               --               --           16,023                --
   Changes in operating assets and
     liabilities........................          (1,387)            3,510           (4,489)             (36)           (2,402)
   Other non-cash adjustments...........             599               313              (91)              --               821
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Net cash provided by (used in) operating
   activities...........................         (13,550)           27,404           (2,046)             168            11,976
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Cash flows from investing activities:
   Capital and wagering systems
     expenditures.......................             (38)          (17,107)          (2,850)              --           (19,995)
   Other assets and investments.........          (1,051)           (2,263)            (688)             (99)           (4,101)
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Net cash used in investing activities...          (1,089)          (19,370)          (3,538)             (99)          (24,096)
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Cash flows from financing activities:
   Net borrowing (repayments) under
     lines of credit....................            (150)               --               --               --              (150)
   Proceeds from issuance of long-term
     debt...............................          10,000                --              952               --            10,952
   Payments on long-term debt...........              --            (1,203)            (331)              --            (1,534)
   Proceeds from stock issue............           1,429              (448)             447               --             1,428
   Other, principally intercompany
     balances...........................          (1,537)           (2,621)           4,228              (70)               --
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Net cash provided by (used in) financing
   activities...........................           9,742            (4,272)           5,296              (70)           10,696
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Effect of exchange rate changes on cash.              --              (135)            (111)              --              (246)
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Increase (decrease) in cash and cash
   equivalents..........................          (4,897)            3,627             (399)              (1)           (1,670)
Cash and cash equivalents, beginning of
period..................................           5,284            (4,104)           2,481                1             3,662
                                            ---------------  ---------------   ---------------  ---------------  ----------------

Cash and cash equivalents, end of period    $        387              (477)           2,082               --             1,992
                                            ===============  ===============   ===============  ===============  ================

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2001
                            (unaudited, in thousands)

                                                Parent          Guarantor      Non-Guarantor      Eliminating
                                               Company        Subsidiaries     Subsidiaries         Entries       Consolidated
                                            ---------------  ---------------   ---------------  ---------------   ---------------
Net income (loss).......................    $       (497)           26,210            5,299           (31,509)            (497)
   Depreciation and amortization........             152            24,066            2,998               (40)          27,176
   Equity in income of subsidiaries.....         (31,341)               --               --            31,341               --
   Changes in operating assets and
     liabilities........................          (4,787)            4,043           (1,403)            1,891             (256)
   Other non-cash adjustments...........           1,324            (1,782)             853                --              395
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Net cash provided by (used in) operating
   activities...........................         (35,149)           52,537            7,747             1,683           26,818
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Cash flows from investing activities:
   Capital and wagering systems
     expenditures.......................             (47)          (18,100)          (4,370)               46          (22,471)
   Other assets and investments.........            (842)           (5,437)           1,343                97           (4,839)
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Net cash used in investing activities...            (889)          (23,537)          (3,027)              143          (27,310)
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Cash flows from financing activities:
   Net borrowing under lines of credit..           5,900                --               --                --            5,900
   Payments on long-term debt...........          (2,632)               (5)            (524)              193           (2,968)
   Proceeds from stock issue............             121               383             (183)             (200)             121
   Other, principally intercompany balances       32,639           (28,644)          (2,176)           (1,819)              --
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Net cash provided by (used in) financing
   activities...........................          36,028           (28,266)          (2,883)           (1,826)           3,053
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Effect of exchange rate changes on cash.              57              (850)             (79)               --             (872)
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Increase (decrease) in cash and cash
   equivalents..........................              47              (116)           1,758                --            1,689
Cash and cash equivalents, beginning of
period..................................             867               (50)           5,671                --            6,488
                                            ---------------  ---------------   ---------------  ---------------   ---------------

Cash and cash equivalents, end of period    $        914             (166)            7,429                --            8,177
                                            ===============  ===============   ===============  ===============   ===============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS FOR
               THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

Background

     Effective April 27, 2001, the Company changed its corporate name from Autotote Corporation to Scientific Games Corporation and its stock symbol to SGM [AMEX: SGM].

     The Company changed its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. As a result, the Company is filing this report for the second quarter and first six months of year 2001, which ended on June 30, 2001, compared to the three-month and six-month periods ended June 30, 2000.

     The following discussion addresses the financial condition of the Company as of June 30, 2001 and the results of its operations for the three-month and six-month periods ended June 30, 2001, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

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

     In the three-month and six-month periods ended June 30, 2000, our Lottery Group consisted solely of the Lottery Systems product line, exclusive of sports betting and credit card processing services. In addition, the Telecommunications Group was not yet acquired by the Company as part of the SGHC acquisition.

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

     The following tables and discussion present actual data for the three-month and six-month periods ended June 30, 2000 and 2001, and pro forma data for three-month and six-month periods ended June 30, 2000, as if the Company had acquired SGHC on January 1, 2000.

                                                      Three Months Ended                                Six Months Ended
     Results of Operations:                                June 30,                                         June 30,
                                    -----------------------------------------------   ---------------------------------------------
                                        Actual          Pro Forma         Actual         Actual         Pro Forma         Actual
                                         2000             2000             2001           2000             2000            2001
                                    --------------   ---------------   ------------   ------------    --------------   ------------
      Lottery Group
      Operating Revenues:
           Service revenue.......        $ 2,937            51,028         55,548          5,906           100,079        108,751
           Sales revenue.........         11,891            15,148          5,614         11,891            17,194          8,528
                                    --------------   ---------------   ------------   ------------    --------------   ------------
                                         $14,828            66,176         61,162         17,797           117,273        117,279
                                    ==============   ===============   ============   ============    ==============   ============
      Gross Profit (excluding
        depreciation
        and amortization)........        $ 4,097            19,914         22,998          5,012            37,602         41,274
                                    ==============   ===============   ============   ============    ==============   ============
      Pari-mutuel Group
      Operating Revenues:
           Service revenue.......        $20,002            20,002         20,271         39,538            39,538         39,604
           Sales revenue.........          2,378             2,378          4,747         10,331            10,331         14,421
                                    --------------   ---------------   ------------   ------------    --------------   ------------
                Total Revenue....        $22,380            22,380         25,018         49,869            49,869         54,025
                                    ==============   ===============   ============   ============    ==============   ============
      Gross Profit (excluding
        depreciation
        and amortization)........        $10,159            10,159         10,188         22,169            22,169         21,820
                                    ==============   ===============   ============   ============    ==============   ============
      Venue Management Group
      Operating Revenues:
           Service revenue.......        $15,946            15,946         15,821         31,100            31,100         31,325
                                    ==============   ===============   ============   ============    ==============   ============
    Gross Profit (excluding
        depreciation
        and amortization)........        $ 4,323             4,323          4,696          8,624             8,624          9,177
                                    ==============   ===============   ============   ============    ==============   ============
      Telecommunications Group
      Operating Revenues:
           Sales revenue.........        $    --            10,100         10,572             --            21,034         22,052
                                    ==============   ===============   ============   ============    ==============   ============
      Gross Profit (excluding
         depreciation
        and amortization)........        $    --             4,245          4,729             --             9,129          9,628
                                    ==============   ===============   ============   ============    ==============   ============
      Company Total
      Operating Revenues:
           Service revenue.......        $38,885            86,976         91,640         76,544           170,717        179,680
           Sales revenue.........         14,269            27,626         20,933         22,222            48,559         45,001
                                    --------------   ---------------   ------------   ------------    --------------   ------------
                Total Revenue....        $53,154           114,602        112,573         98,766           219,276        224,681
                                    ==============   ===============   ============   ============    ==============   ============
      Gross Profit (excluding
        depreciation
        and amortization)........        $18,579            38,641         42,611         35,805            77,524         81,899
                                    ==============   ===============   ============   ============    ==============   ============

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Revenue Analysis

     Lottery Group revenue of $61.2 million in the three months ended June 30, 2001 improved $46.3 million from the same period in 2000 due to the addition of SGHC in September 2000, the start-up of on-line Vermont and New Hampshire lotteries in July 2000 and the sale of terminals to the Jamaica lottery in June 2001, partially offset by the non-recurring EXTREMA(R) terminal sales to foreign customers in the second quarter of 2000. On a pro forma basis, total service revenue in the three months ended June 30, 2001 increased $4.5 million from the same period in 2000 largely due to the addition of new on-line lotteries in Vermont and New Hampshire and solid growth in recurring instant ticket revenue. On a pro forma basis, total sales revenue declined $9.5 million as a result of the previously mentioned non-recurring equipment sales to foreign customers in 2000.

     Pari-mutuel Group service revenue of $20.3 million in the three months ended June 30, 2001 increased $0.3 million from the same period in 2000. This increase is attributable to revenue improvements in the North American pari-mutuel, simulcasting and NASRIN(TM) service operations, partially offset by lower pari-mutuel revenues in the French operations and lower revenues on European operations as a result of the strengthening of the dollar. Sales revenue of $4.7 million in the three months ended June 30, 2001 increased $2.4 million from same period in 2000 due to higher systems and equipment sales to foreign customers.

     Venue Management Group service revenue of $15.8 million in the three months ended June 30, 2001 was $0.1 million lower than in the same period in 2000, reflecting lower revenues in the Netherlands operations as a result of the strengthening of the dollar, partially offset by Handle related revenue increases in the Connecticut OTB operations.

     Telecommunications Group sales revenue of $10.6 million in the three months ended June 30, 2001 is the result of the acquisition of SGHC in September 2000. On a pro forma basis, revenues in the three months ended June 30, 2001 increased $0.5 million over the prior year period as a 20% volume growth was partially offset by price decreases, reflecting overall softness in the telecommunications industry.

Gross Profit Analysis

     The total gross profit earned, exclusive of depreciation and amortization, of $42.6 million in the three months ended June 30, 2001 increased $24.0 million from the same period in 2000 as a result of the acquisition of SGHC in September 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, increased $4.0 million primarily because of revenue improvements and significant cost reductions. These improvements were partially offset by lower margins on systems and equipment sales reflecting a change in the mix of product sold.

     On a pro forma basis, gross profit as a percentage of service revenues increased to 37% in the three months ended June 30, 2001, compared to 33% in the same period in 2000. This gross profit increase results primarily from revenue improvements and cost control measures in the Venue Management Group and the Lottery Group. These improvements were partially offset by lower margins on the European pari-mutuel service revenues. On a pro forma basis, gross profit as a percentage of sales revenues was 43% in the three months ended June 30, 2001 compared to 36% in the same period in 2000, reflecting the change in the mix of systems and equipment sold in the two periods and improved margins on phone card sales.

     The Lottery Group gross profit of $23.0 million, or 38% of revenues, increased 16% on a pro forma basis in the three months ended June 30, 2001 from $19.9 million, or 30% of revenues, in the same period in 2000. Gross margin improvements were realized as a result of revenue improvements discussed above, coupled with various cost reduction programs. These margin improvements were partially offset by non-recurring 2000 terminal sales.

     Pari-mutuel Group gross profit of $10.2 million, or 41% of revenues, in the three months ended June 30, 2001, was comparable to the $10.2 million, or 45% of revenues, in the same period in 2000. The decrease in gross margin percent is primarily attributable to lower margins on systems and equipment sales as a result of a change in the mix of products sold.

     Venue Management Group gross profit of $4.7 million, or 30% of revenues, in the three months ended June 30, 2001, improved $0.4 million from $4.3 million, or 27% of revenues, in the same period in 2000. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation.

     The Telecommunications Group gross profit of $4.7 million in the three months ended June 30, 2001, improved $0.5 million from $4.2 million on a pro forma basis in the same period in 2000. Gross profit in the three months ended June 30, 2001 was 45% of revenues as compared to 42% of revenues on a pro forma basis in the same period in 2000 as improved margins on phone card sales resulted from cost saving initiatives implemented in fiscal 2000, partially offset by price reductions.

Expense Analysis

     Selling, general and administrative expenses of $14.0 million in the three months ended June 30, 2001 were $7.5 million higher than in the same period in 2000 primarily as a result of the acquisition of SGHC in September 2000. On a pro forma basis, selling, general and administrative expenses were $1.6 million lower in the three months ended June 30, 2001 than in the same period in 2000, primarily as a result of cost reduction programs and merger-related synergies.

     Depreciation and amortization expense of $13.6 million in the three months ended June 30, 2001 increased $8.5 million from $5.1 million in the same period in 2000 as a result of the SGHC acquisition, coupled with the expanded domestic lottery business. On a pro forma basis, depreciation and amortization expenses were $3.6 million higher in the three months ended June 30, 2001 than in the same period in 2000, primarily as a result of the expanded domestic lottery business and SGHC acquisition-related goodwill and intangible amortization.

     Interest expense of $12.7 million in the three months ended June 30, 2001 increased $8.3 million from $4.4 million in the same period in 2000 as a result of higher debt levels, interest rates and financing costs incurred in connection with the acquisition of SGHC.

Income Tax Expense

     Income tax expense of $0.4 million in the three months ended June 30, 2001 was equal to the expense in the same period in 2000. The expense includes state taxes and foreign taxes, partially offset by the benefit from the reversal of deferred taxes provided in connection with the acquisition of SGHC. No current tax benefit has been recognized on domestic operating losses in either period.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Revenue Analysis

     Lottery Group revenue of $117.3 million in the six months ended June 30, 2001 improved $99.5 million from the same period in 2000 due to the addition of SGHC in September 2000, the start-up of the on-line Vermont and New Hampshire lotteries in July 2000 and the sale of terminals to the Jamaica lottery in June 2001, partially offset by the non-recurring EXTREMA(R) terminal sales to foreign customers in the second quarter of 2000. On a pro forma basis, total service revenue in the six months ended June 30, 2001 increased $8.7 million from the same period in 2000 largely due to the addition of new on-line lotteries in Vermont and New Hampshire and solid growth in recurring instant ticket revenue and instant ticket cooperative service contracts. On a pro forma basis, total sales revenue declined $8.7 million as a result of the previously mentioned non-recurring equipment sales to foreign customers in 2000.

     Pari-mutuel Group service revenue of $39.6 million in the six months ended June 30, 2001 increased $0.1 million from the same period in 2000. This increase is attributable to revenue improvements in the North American pari-mutuel, simulcasting and NASRIN(TM) service operations, partially offset by lower pari-mutuel revenues in the French operations and lower revenues on European operations as a result of the strengthening of the dollar. Sales revenue of $14.4 million in the six months ended June 30, 2001 increased $4.1 million from same period in 2000 due to higher systems and equipment sales to foreign customers.

     Venue Management Group service revenue of $31.3 million in the six months ended June 30, 2001 was $0.2 million higher than in the same period in 2000, reflecting Handle related revenue increases in the Connecticut OTB operations, partially offset by lower revenues on the Netherlands operations as a result of the strengthening of the dollar.

     Telecommunications Group sales revenue of $22.1 million in the six months ended June 30, 2001 is the result of the acquisition of SGHC in September 2000. On a pro forma basis, revenues in the six months ended June 30, 2001 increased $1.0 million over the prior year period as a 23% growth in volume was partially offset by price decreases, reflecting overall softness in the telecommunications industry.

Gross Profit Analysis

     The total gross profit earned, exclusive of depreciation and amortization, of $81.9 million in the six months ended June 30, 2001 increased $46.1 million from the same period in 2000 as a result of the acquisition of SGHC in September 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, increased $4.4 million primarily because of revenue improvements and significant cost reductions. These improvements were partially offset by lower margins on systems and equipment sales reflecting a change in mix of products sold.

      On a pro forma basis, gross profit as a percentage of service revenues increased to 35% in the six months ended June 30, 2001, compared to 34% in the same period in 2000. This gross profit increase results primarily from revenue improvements and cost control measures in the Connecticut OTB, lottery cooperative services and instant lottery tickets businesses. These improvements were partially offset by lower margins on the North American and European Pari-mutuel service revenues and start-up costs in the new on-line lotteries. On a pro forma basis, gross profit as a percentage of sales revenues was 41% in the six months ended June 30, 2001 compared to 40% in the same period in 2000, reflecting the change in the mix of systems and equipment sold in the two periods.

      The Lottery Group gross profit of $41.3 million, or 35% of revenues, increased 10% on a pro forma basis in the six months ended June 30, 2001 from $37.6 million or 32% of revenues in the same period in 2000. Gross margin improvements were realized as a result of the addition of the Vermont and New Hampshire lottery contracts in July 2000, and due to revenue improvements in the lottery cooperative services and the domestic instant lottery tickets businesses. These margin improvements were partially offset by non-recurring 2000 terminal sales.

     Pari-mutuel Group gross profit of $21.8 million or 40% of revenues in the six months ended June 30, 2001, decreased from $22.0 million or 44% of revenues in the same period in 2000. The decrease in gross margin percentage is primarily attributable to reduced revenues on VGMs and foreign services, and lower margins on systems and equipment sales to foreign customers, partially offset by the benefits of cost reduction programs.

     Venue Management Group gross profit of $9.2 million or 29% of revenues in the six months ended June 30, 2001, improved $0.6 million from $8.6 million or 28% of revenues in the same period in 2000. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation.

     The Telecommunications Group gross profit of $9.6 million in the six months ended June 30, 2001, improved $0.5 million from $9.1 million on a pro forma basis in the same period in 2000. Gross profit in the six months ended June 30, 2001 was 44% of revenues as compared to 43% of revenues on a pro forma basis in the same period in 2000, as improved margins on phone card sales resulted from cost saving initiatives implemented in fiscal 2000, partially offset by price reductions and increased freight expenses.

Expense Analysis

     Selling, general and administrative expenses of $28.6 million in the six months ended June 30, 2001 were $15.4 million higher than in the same period in 2000 primarily as a result of the acquisition of SGHC in September 2000. On a pro forma basis, selling, general and administrative expenses were $4.5 million lower in the six months ended June 30, 2001 than in the same period in 2000, primarily as a result of cost reduction programs and merger-related synergies.

     Depreciation and amortization expense of $27.2 million in the six months ended June 30, 2001 increased $16.8 million from $10.4 million in the same period in 2000 as a result of the SGHC acquisition, coupled with the expanded domestic lottery business. On a pro forma basis, depreciation and amortization expenses were $7.3 million higher in the six months ended June 30, 2001 than in the same period in 2000, primarily as a result of the expanded domestic lottery business and SGHC acquisition-related goodwill and intangible amortization.

     Interest expense of $26.3 million in the six months ended June 30, 2001 increased $17.6 million from $8.7 million in the same period in 2000 as a result of higher debt levels, interest rates and financing costs incurred in connection with the acquisition of SGHC.

Income Tax Expense

     Income tax expense was $0.1 million in the six months ended June 30, 2001 compared to an expense of $0.5 million in the same period in 2000. The expense includes state taxes and foreign taxes, partially offset by the benefit from the reversal of deferred taxes provided in connection with the acquisition of SGHC and the recovery of previously paid federal taxes. No current tax benefit has been recognized on domestic operating losses in either period.

Liquidity, Capital Resources and Working Capital

     In order to finance the SGHC acquisition and refinance substantially all of the then existing indebtedness of the Company, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness outstanding of approximately $443.5 million at June 30, 2001. We have also recorded a substantial increase in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense.

     At June 30, 2001, the Company's available cash and borrowing capacity totaled $42.0 million compared to $53.1 million at December 31, 2000. Net cash provided by operating activities was $26.8 million for the six months ended June 30, 2001. In this period, we spent $22.5 million for wagering systems and capital expenditures, $4.4 million in software expenditures and repaid $3.0 million on long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and increased borrowings under our revolving credit facility.

     A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. We believe that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including the Notes, on or before their maturity, we cannot assure you that we will be able to refinance any of our indebtedness, including our Facility and the Notes, on commercially reasonable terms or at all.

     The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, in the first quarter of 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to six months through September 30, 2002. The Company is in compliance with the amended covenants as of June 30, 2001 and expects to remain so during the next twelve months.

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

     Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following: the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements and development; economic, competitive, demographic, business and other conditions in our local and regional markets; changes or developments in the laws, regulations or taxes in the gaming and lottery industries; actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities; changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements; and the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis.

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

     In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. At June 30, 2001, approximately one-third of the Company's debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity - Average Interest Rate
June 30, 2001
Expected Maturity Date (dollars in $000)

                                                                                                 There-                     Fair
                                   2001         2002         2003         2004        2005        After       Total         value
                                ------------  ----------  -----------   ---------   ---------   ----------  ----------  -----------
Long-term debt:
Fixed interest rate debt      $                                                                   150,000     150,000      149,250
Interest rate                                                                                       12.5%
Variable interest rate debt   $       3,350       8,950       11,950      14,950      17,200      234,600     291,000      274,143
Average interest rate                 8.71%       8.64%        8.59%       8.55%       8.54%        9.21%       9.09%

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

Notional Amount by Expected Maturity - Average Swap Rate
Expected Maturity Date (dollars in $000)

                                                                                                 There-                     Fair
                                   2001         2002         2003         2004        2005        After       Total         value
                                ------------  ----------  -----------   ---------   ---------   ----------  ----------  -----------
Interest rate swaps:
Fixed to variable             $          -           -       140,000          -           -            -      140,000      134,983
Receive fixed-3-month
   LIBOR                                 -           -         6.52%          -           -            -        6.52%

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

Impact of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized during the period prior to January 1, 2002.

     SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized, however, the Company expects that a majority of the of the amortization of goodwill and purchased intangible assets will not continue in future periods.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           Quarter Ended June 30, 2001

PART II.   Other Information

Item 1.   Legal Proceedings

     No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of the Company's 2000 Annual Report on Form 10-K.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Stockholders

     The Annual Meeting of Stockholders of the Company was held on April 26, 2001 to elect ten directors of the Company, to approve the adoption of an amendment to the Company's 1997 Incentive Compensation Plan to increase the number of shares of the Company's Class A Common Stock available for awards thereunder by two million, and to ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2001. The holders of the Company's Class A Common Stock and the Company's Series A Convertible Preferred Stock at the close of business on February 26, 2001, the record date for the Annual Meeting, voted together as a single class with respect to all matters other than the election of the four directors designated by the holders of the Preferred Stock, Messrs. Peter A. Cohen, Michael S. Immordino, Luciano La Noce and Roberto Sgambati. The holders of the Preferred Stock voted as a separate class with respect to the election of such directors. All matters put before the stockholders were approved as follows:

                       Director Nominees/ Other Matters                   For              Withheld      Against         Abstain
                       --------------------------------                ----------          --------      -------         -------
       A. Lorne Weil                                                   50,196,868          2,923,479          --             --
       Larry J. Lawrence                                               50,391,744          2,728,603          --             --
       W. Walker Lewis                                                 50,392,293          2,728,054          --             --
       Colin J. O'Brien                                                50,392,324          2,728,023          --             --
       Sir Brian G. Wolfson                                            50,392,273          2,728,074          --             --
       Alan J. Zakon                                                   50,392,344          2,728,003          --             --
       Peter A. Cohen                                                   1,087,915   *            --           --             --
       Michael S. Immordino                                             1,087,915   *            --           --             --
       Luciano La Noce                                                  1,087,915   *            --           --             --
       Roberto Sgambati                                                 1,087,915   *            --           --             --
       Adopt Amendment to the 1997 Incentive Compensation Plan         48,674,475                --     4,329,689        116,183
       Ratification of KPMG LLP                                        52,501,379                --       565,484         53,484

      *   Series A Convertible Preferred Stock

Item 5.  Other Information

     None.

Item 6.           Exhibits and Reports on Form 8-K

(a)           Exhibits
      None.

Reports on Form 8-K

     A current report on Form 8-K was filed on April 30, 2001, regarding the change in the Company's name, effective April 27, 2001, from Autotote Corporation to Scientific Games Corporation and the change in its stock exchange symbol to SGM [AMEX:SGM]. A current report on Form 8-K was filed on April 16, 2001, regarding the first amendment, dated as of March 30, 2001, to the Company's Amended and Restated Credit Agreement.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           Quarter Ended June 30, 2001

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCIENTIFIC GAMES CORPORATION
                                  (Registrant)

                        By:         /s/ DeWayne E. Laird
                                    ---------------------
                        Name:       DeWayne E. Laird
                        Title:      Vice President & Chief Financial Officer
                                    (principal financial and accounting officer)


Dated:     August 14, 2001