Form 10-Q
period 2001-09-30
SCIENTIFIC GAMES CORP
filed 2001-11-14
CIK 750004

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

{Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001:

                        Class A Common Stock: 40,463,333
                        Class B Common Stock: None

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                        QUARTER ENDED SEPTEMBER 30, 2001

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

            Balance Sheets as of December 31, 2000
            and September 30, 2001                                             3

            Statements of Operations for the Three Months Ended
            September 30, 2000 and 2001                                        4

            Statements of Operations for the Nine Months Ended
            September 30, 2000 and 2001                                        5

            Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 2001                                        6

            Notes to Consolidated Financial Statements                      7-18

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            19-28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     29
Item 2. Changes in Securities and Use of Proceeds                             29
Item 4. Submission of Matters to a Vote of Stockholders                       29
Item 6. Exhibits and Reports on Form 8-K                                      29

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (Unaudited, in thousands)

                                                                                                    December 31,  September 30,
                                                                                                        2000          2001
                                                                                                    ------------  -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ....................................................................   $   6,488        6,614
     Accounts receivable, net of allowance for doubtful accounts ..................................      56,819       47,744
     Inventories ..................................................................................      27,608       23,965
     Prepaid expenses, deposits and other current assets ..........................................      16,581       16,239
                                                                                                      ---------    ---------
          Total current assets ....................................................................     107,496       94,562
                                                                                                      ---------    ---------
Property and equipment, at cost ...................................................................     323,732      350,923
     Less accumulated depreciation ................................................................     139,121      161,109
                                                                                                      ---------    ---------
          Net property and equipment ..............................................................     184,611      189,814
                                                                                                      ---------    ---------
Goodwill, net .....................................................................................     157,591      198,016
Operating right, net ..............................................................................      12,681       11,931
Other intangible assets, net ......................................................................     118,598       49,698
Other assets and investments ......................................................................      53,964       48,673
                                                                                                      ---------    ---------
             Total assets .........................................................................   $ 634,941      592,694
                                                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt .......................................................   $   6,636        8,709
     Accounts payable .............................................................................      27,176       26,089
     Accrued liabilities ..........................................................................      59,142       52,803
     Interest payable .............................................................................      11,112        3,716
                                                                                                      ---------    ---------
          Total current liabilities ...............................................................     104,066       91,317
                                                                                                      ---------    ---------
Deferred income taxes .............................................................................      59,093       27,803
Other long-term liabilities .......................................................................       9,585       18,592
Long-term debt, excluding current installments ....................................................     434,044      430,479
                                                                                                      ---------    ---------
          Total liabilities .......................................................................     606,788      568,191
                                                                                                      ---------    ---------
Stockholders' equity:
     Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,149 and 1,201 shares outstanding at December 31, 2000 and
         September 30, 2001, respectively .........................................................       1,149        1,201
     Class A common stock, par value $0.01 per share, 99,300 shares authorized,
         40,156 and 40,431 shares outstanding at December 31, 2000 and
         September 30, 2001, respectively .........................................................         373          376
     Class B non-voting common stock, par value $0.01 per share, 700 shares
        authorized, none outstanding ..............................................................        --           --
     Additional paid-in capital ...................................................................     266,917      273,206
     Accumulated losses ...........................................................................    (234,910)    (239,118)
     Treasury stock, at cost ......................................................................        (102)        (105)
     Accumulated other comprehensive loss .........................................................      (5,274)     (11,057)
                                                                                                      ---------    ---------
          Total stockholders' equity ..............................................................      28,153       24,503
                                                                                                      ---------    ---------
          Total liabilities and stockholders' equity ..............................................   $ 634,941      592,694
                                                                                                      =========    =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three Months Ended September 30, 2000 and 2001
               (Unaudited, in thousands, except per share amounts)

                                                                                                         2000         2001
                                                                                                      ---------    ---------
Operating revenues:
     Services .....................................................................................   $  54,210       93,418
     Sales ........................................................................................       9,187       13,785
                                                                                                      ---------    ---------
                                                                                                         63,397      107,203
                                                                                                      ---------    ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services .....................................................................................      36,411       57,603
     Sales ........................................................................................       6,350        9,367
                                                                                                      ---------    ---------
                                                                                                         42,761       66,970
                                                                                                      ---------    ---------
          Total gross profit ......................................................................      20,636       40,233
Selling, general and administrative expenses ......................................................      10,035       13,166
Depreciation and amortization .....................................................................       8,222       13,778
                                                                                                      ---------    ---------
          Operating income ........................................................................       2,379       13,289
                                                                                                      ---------    ---------
Other deductions:
     Interest expense .............................................................................      15,367       12,322
     Other income .................................................................................        (498)         (72)
                                                                                                      ---------    ---------
                                                                                                         14,869       12,250
                                                                                                      ---------    ---------
Income (loss) before extraordinary items and income tax expense (benefit) .........................     (12,490)       1,039
Income tax expense (benefit) ......................................................................         229         (483)
                                                                                                      ---------    ---------
     Income (loss) before extraordinary items .....................................................     (12,719)       1,522
Extraordinary items ...............................................................................      12,567         --
                                                                                                      ---------    ---------
     Net income (loss) ............................................................................     (25,286)       1,522
Convertible preferred stock paid-in-kind dividend .................................................         439        1,790
                                                                                                      ---------    ---------
     Net loss available to common stockholders ....................................................   $ (25,725)        (268)
                                                                                                      =========    =========

Basic and diluted net income (loss) per share:
     Basic net income (loss) before extraordinary items per share .................................   $   (0.34)        0.04
                                                                                                      =========    =========
     Diluted net income (loss) before extraordinary items per share ...............................   $   (0.34)        0.03
                                                                                                      ---------    ---------
     Extraordinary items per share ................................................................       (0.34)        --
                                                                                                      ---------    ---------
     Basic net income (loss) per share ............................................................   $   (0.68)        0.04
                                                                                                      =========    =========
     Diluted net income (loss) per share ..........................................................   $   (0.68)        0.03
                                                                                                      =========    =========
     Basic and diluted net loss per share available to common stockholders ........................   $   (0.70)       (0.01)
                                                                                                      =========    =========

Weighted average number of shares used in per share calculations:
     Basic shares .................................................................................      36,931       40,383
                                                                                                      =========    =========
     Diluted shares ...............................................................................      36,931       46,067
                                                                                                      =========    =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Nine Months Ended September 30, 2000 and 2001
               (Unaudited, in thousands, except per share amounts)

                                                                                                         2000         2001
                                                                                                      ---------    ---------
Operating revenues:
     Services .....................................................................................   $ 130,754      273,098
     Sales ........................................................................................      31,409       58,786
                                                                                                      ---------    ---------
                                                                                                        162,163      331,884
                                                                                                      ---------    ---------
Operating expenses (exclusive of depreciation and amortization shown below):
     Services .....................................................................................      85,912      173,664
     Sales ........................................................................................      19,810       36,088
                                                                                                      ---------    ---------
                                                                                                        105,722      209,752
                                                                                                      ---------    ---------
          Total gross profit ......................................................................      56,441      122,132
Selling, general and administrative expenses ......................................................      23,310       41,812
Depreciation and amortization .....................................................................      18,661       40,954
                                                                                                      ---------    ---------
          Operating income ........................................................................      14,470       39,366
                                                                                                      ---------    ---------
Other deductions:
     Interest expense .............................................................................      24,008       38,610
     Other (income) expense .......................................................................        (687)         109
                                                                                                      ---------    ---------
                                                                                                         23,321       38,719
                                                                                                      ---------    ---------
Income (loss) before extraordinary items and income tax expense (benefit) .........................      (8,851)         647
Income tax expense (benefit) ......................................................................         750         (378)
                                                                                                      ---------    ---------
     Income (loss) before extraordinary items .....................................................      (9,601)       1,025
Extraordinary items ...............................................................................      12,567         --
                                                                                                      ---------    ---------
     Net income (loss) ............................................................................     (22,168)       1,025
Convertible preferred stock paid-in-kind dividend .................................................         439        5,233
                                                                                                      ---------    ---------
     Net loss available to common stockholders ....................................................   $ (22,607)      (4,208)
                                                                                                      =========    =========

Basic and diluted net income (loss) per share:
     Basic net income (loss) before extraordinary items per share .................................   $   (0.26)        0.03
                                                                                                      =========    =========
     Diluted net income (loss) before extraordinary items per share ...............................   $   (0.26)        0.02
                                                                                                      ---------    ---------
     Extraordinary items per share ................................................................       (0.34)        --
                                                                                                      ---------    ---------
     Basic net income (loss) per share ............................................................   $   (0.60)        0.03
                                                                                                      =========    =========
     Diluted net income (loss) per share ..........................................................   $   (0.60)        0.02
                                                                                                      =========    =========
     Basic and diluted net loss per share available to common stockholders ........................   $   (0.62)       (0.10)
                                                                                                      =========    =========

Weighted average number of shares used in per share calculations:
     Basic shares .................................................................................      36,761       40,252
                                                                                                      =========    =========
     Diluted shares ...............................................................................      36,761       44,423
                                                                                                      =========    =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2000 and 2001
                            (Unaudited, in thousands)

                                                                                                        2000         2001
                                                                                                      ---------    ---------
Cash flows from operating activities:
     Net income (loss) ............................................................................   $ (22,168)       1,025
                                                                                                      ---------    ---------
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Depreciation and amortization ...........................................................      18,661       40,954
          Change in deferred income taxes,
               net of effects of businesses acquired ..............................................         238       (2,614)
          Non-cash interest expense ...............................................................       7,511         --
          Extraordinary items .....................................................................      12,567         --
          Changes in operating assets and liabilities, net of effects of
             acquisitions/dispositions of businesses ..............................................      (7,503)        (243)
          Other ...................................................................................       1,322        2,242
                                                                                                      ---------    ---------
               Total adjustments ..................................................................      32,796       40,339
                                                                                                      ---------    ---------
Net cash provided by operating activities .........................................................      10,628       41,364
                                                                                                      ---------    ---------

Cash flows from investing activities:
     Capital expenditures .........................................................................      (3,077)      (5,103)
     Wagering systems expenditures ................................................................     (20,994)     (25,329)
     Increase in other assets and investments .....................................................      (3,974)      (9,635)
     Business acquisitions, net of cash acquired ..................................................    (316,242)        --
     Business disposals, net of cash ..............................................................        --           (669)
     Other ........................................................................................      (5,163)         528
                                                                                                      ---------    ---------
Net cash used in investing activities .............................................................    (349,450)     (40,208)
                                                                                                      ---------    ---------

Cash flows from financing activities:
     Net borrowings under revolving credit facility ...............................................      (1,070)       3,000
     Proceeds from issuance of long-term debt .....................................................     441,009         --
     Payments on long-term debt ...................................................................    (189,976)      (4,392)
     Payment of financing fees ....................................................................     (16,792)        --
     Net proceeds from issuance of common stock ...................................................       1,612          552
     Net proceeds from issuance of convertible preferred stock ....................................     106,378         --
                                                                                                      ---------    ---------
Net cash provided by (used in) financing activities ...............................................     341,161         (840)
                                                                                                      ---------    ---------
Effect of exchange rate changes on cash ...........................................................        (411)        (190)
                                                                                                      ---------    ---------
Increase in cash and cash equivalents .............................................................       1,928          126
Cash and cash equivalents, beginning of period ....................................................       3,662        6,488
                                                                                                      ---------    ---------
Cash and cash equivalents, end of period ..........................................................   $   5,590        6,614
                                                                                                      =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest paid ................................................................................   $  17,246       44,209
                                                                                                      =========    =========
     Net income taxes paid ........................................................................   $   2,192          490
                                                                                                      =========    =========
   Non-cash financing activity during the period:
     Convertible preferred stock paid-in-kind dividends ...........................................   $     439        5,233
                                                                                                      =========    =========
     Issuance of common stock warrants in payment of non-cash interest expense ....................   $   7,511         --
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

Basis of Presentation

      On December 20, 2000, the Company determined to change its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. This report on Form 10-Q covers the three-month and nine-month periods ended September 30, 2001, compared to the three-month and nine-month periods ended September 30, 2000.

      The consolidated balance sheets as of December 31, 2000 and September 30, 2001 and the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 2001, and the consolidated statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary consisting of normal recurring entries to present fairly the financial position of the Company at December 31, 2000 and September 30, 2001 and the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and its cash flows for the nine months ended September 30, 2000 and 2001 have been made. In the third quarter of 2001, the Company reversed reserves of $1.5 million in connection with litigation that was settled during the quarter.

      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Certain items in prior period's consolidated financial statements have been classified to conform with the current year presentation.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements--(Continued)

Basic And Diluted Net Income (Loss) Per Share

      The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three-month and nine-month periods ended September 30, 2000 and 2001:

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                        ---------------------------     ---------------------------
                                                                            2000            2001            2000            2001
                                                                        -----------     -----------     -----------     -----------
Income (numerator)
Income (loss) before extraordinary items ...........................    $   (12,719)          1,522          (9,601)          1,025
Extraordinary items ................................................         12,567            --            12,567            --
                                                                        -----------     -----------     -----------     -----------
Net income (loss) ..................................................        (25,286)          1,522         (22,168)          1,025
Convertible preferred stock paid-in-kind dividend ..................            439           1,790             439           5,233
                                                                        -----------     -----------     -----------     -----------
Net income (loss) available to common stockholders .................    $   (25,725)           (268)        (22,607)         (4,208)
                                                                        ===========     ===========     ===========     ===========

Shares (denominator)
Basic weighted average common shares outstanding ...................         36,931          40,383          36,761          40,252
Effect of diluted securities-stock options, warrants, and
     deferred shares ...............................................           --             5,684            --             4,171
                                                                        -----------     -----------     -----------     -----------
Diluted weighted average common shares outstanding .................         36,931          46,067          36,761          44,423
                                                                        ===========     ===========     ===========     ===========

Basic and diluted per share amount
Basic income (loss) per share before extraordinary items ...........    $     (0.34)           0.04           (0.26)           0.03
                                                                        ===========     ===========     ===========     ===========
Diluted income (loss) per share before extraordinary item ..........    $     (0.34)           0.03           (0.26)           0.02
                                                                        ===========     ===========     ===========     ===========
Extraordinary items per share ......................................          (0.34)           --             (0.34)           --
                                                                        -----------     -----------     -----------     -----------
Basic net income (loss) per share ..................................    $     (0.68)           0.04           (0.60)           0.03
                                                                        ===========     ===========     ===========     ===========
Diluted net income (loss) per share ................................    $     (0.68)           0.03           (0.60)           0.02
                                                                        ===========     ===========     ===========     ===========
Basic and diluted net income (loss) per share available
     to common stockholders ........................................    $     (0.70)          (0.01)          (0.62)          (0.10)
                                                                        ===========     ===========     ===========     ===========

      (a) Potential common shares are not included in the calculation of dilutive net loss per share, since the inclusion would be anti-dilutive.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements--(Continued)

      At September 30, 2001, the Company had outstanding stock options, warrants, convertible preferred shares and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended October 31, 2000 in the Company's 2000 Annual Report on Form 10-K.)

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

      Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $2,395 and $8,052 at December 31, 2000 and September 30, 2001, respectively. For the nine months ended September 30, 2001, the Company recorded a $5,657 charge to other comprehensive loss for the change in fair value of the interest rate hedge instruments.

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

      In the third quarter of fiscal 2001, the Company finalized the allocation of the purchase price previously allocated on a preliminary basis to the estimated fair value of the assets acquired and liabilities assumed in connection with the acquisition of SGHC, which was consummated on September 6, 2000. The finalization of the allocation of the purchase price resulted in the reclassification of $73.9 million of previously identified intangible assets, including capitalized software, and $29.5 million of related deferred income tax liabilities, or approximately $44.4 million to goodwill. The reclassifications were the result of the consideration of additional information regarding available products and costs of services, and the refinement of certain assumptions used in the determination of the estimated fair values of the acquired assets.

      The Company has accounted for the reclassification of the intangible assets, including capitalized software, and related deferred income taxes as a change in estimate, and accordingly has reduced capitalized software by $9.8 million, patents by $13.9 million and customer lists by $50.2 million having estimated useful lives of 10, 15 and 20 years, respectively. Goodwill is being amortized over a period of 20 years. Accordingly, the accompanying consolidated balance sheet at September 30, 2001 and the consolidated statement of operations for the three months ended September 30, 2001 have been adjusted to reflect the reclassification and the resulting affect on operations from the date of the revision. Had the reclassification been made at the beginning of the year, the positive affect on net income for the nine month period ended September 30, 2001 would not have been material.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(2) Acquisition of Scientific Games Holdings Corp. --(Continued)

      The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These unaudited pro forma results include amortization and deferred tax benefit computations based on the estimated identifiable intangible assets and related deferred income tax amounts recorded prior to the reclassifications made in the third quarter of 2001, described above, because such reclassifications would not have a material effect on the pro forma results. Additionally, these unaudited pro forma results were presented using current generally accepted accounting principles. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 becomes effective immediately and SFAS 142, which will become effective for the Company in year 2002, will change the accounting and reporting for goodwill and intangible assets.

      Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. The amount of amortization of all goodwill and intangible assets with indefinite lives included in the pro forma information shown below for this business combination, as well as other purchased intangible assets previously recorded by the Company, is $4.7 million and $14.0 million, respectively, for the three-month and nine-month periods ended September 30, 2000. The Company has not completed its analysis, including the required impairment testing, but expects that the majority of this amortization will not continue in future periods.

      These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the three-month and nine-month periods ended September 30, 2000 or the results that may occur in the future.

                                                                      Three Months Ended       Nine Months Ended
                                                                      September 30, 2000       September 30, 2000
                                                                      ------------------       ------------------
                                                                         (unaudited)              (unaudited)
Operating revenues ...................................................   $     99,879                  319,155
Operating income .....................................................          2,042                   22,902
Loss before income tax benefit and extraordinary items ...............        (10,293)                 (14,392)
Net loss before extraordinary items ..................................         (9,379)                 (12,575)
Extraordinary item ...................................................         12,567                   12,567
Net loss .............................................................        (21,946)                 (25,142)
Convertible preferred stock paid-in-kind dividend ....................          1,691                    5,073
                                                                         ------------             ------------
Net loss available to common stockholders ............................   $    (23,637)                 (30,215)
                                                                         ============             ============

Basic and diluted loss per share:
Net loss before extraordinary items per share ........................   $      (0.25)                   (0.34)
                                                                         ============             ============
Extraordinary items per share ........................................          (0.34)                   (0.34)
                                                                         ------------             ------------
Net loss per share ...................................................   $      (0.59)                   (0.68)
                                                                         ============             ============
Net loss per share available to common stockholders ..................   $      (0.64)                   (0.82)
                                                                         ============             ============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(3) Business Segments

      The following tables represent revenues and profits by business segments for the three-month and nine-month periods ended September 30, 2000 and 2001. Operating income reflects an allocation of corporate expenses among business segments. Interest expense and other (income) deductions are not allocated to business segments.

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                       ---------------------------     ---------------------------
                                                                           2000            2001            2000            2001
                                                                       -----------     -----------     -----------     -----------
Service revenue and product sales:
     Lottery Group .................................................    $    23,694          60,559          41,491         177,838
     Pari-mutuel Group .............................................         22,176          22,551          72,045          76,576
     Venue Management Group ........................................         15,689          15,164          46,789          46,489
     Telecommunications Group ......................................          1,838           8,929           1,838          30,981
                                                                        -----------     -----------     -----------     -----------
                                                                        $    63,397         107,203         162,163         331,884
                                                                        ===========     ===========     ===========     ===========
Gross profit:
     Lottery Group .................................................    $     6,445          23,621          11,457          64,895
     Pari-mutuel Group .............................................          9,187           9,337          31,356          31,157
     Venue Management Group ........................................          4,223           4,441          12,847          13,618
     Telecommunications Group ......................................            781           2,834             781          12,462
                                                                        -----------     -----------     -----------     -----------
          Total gross profit .......................................    $    20,636          40,233          56,441         122,132
                                                                        ===========     ===========     ===========     ===========

Operating income (loss):
     Lottery Group .................................................    $      (778)          6,604           1,321          14,400
     Pari-mutuel Group .............................................            916           2,552           6,519           9,786
     Venue Management Group ........................................          2,105           2,750           6,491           8,374
     Telecommunications Group ......................................            136           1,383             139           6,806
                                                                        ===========     ===========     ===========     ===========
                                                                        $     2,379          13,289          14,470          39,366
                                                                        ===========     ===========     ===========     ===========
Depreciation and amortization included in operating
  income (loss):
     Lottery Group .................................................    $     3,304           9,272           4,525          26,471
     Pari-mutuel Group .............................................          4,187           3,675          12,059          11,316
     Venue Management Group ........................................            624             681           1,970           2,003
     Telecommunications Group ......................................            107             150             107           1,164
                                                                        -----------     -----------     -----------     -----------
          Total depreciation and amortization ......................    $     8,222          13,778          18,661          40,954
                                                                        ===========     ===========     ===========     ===========
A reconciliation of operating income to consolidated
  income (loss) before income tax expense and
  extraordinary items is as follows:
Segment operating income ...........................................    $     2,379          13,289          14,470          39,366
Other deductions:
     Interest expense ..............................................         15,367          12,322          24,008          38,610
     Other (income) expense ........................................           (498)            (72)           (687)            109
                                                                        -----------     -----------     -----------     -----------
Income (loss) before income tax expense
     and extraordinary items .......................................    $   (12,490)          1,039          (8,851)            647
                                                                        ===========     ===========     ===========     ===========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

               (Unaudited, in thousands, except per share amounts)

(3) Business Segments--(Continued)

                                                   December 31, 2000     September 30, 2001
                                                   -----------------     ------------------
Assets:
   Lottery Group .............................      $       330,138               305,124
   Pari-mutuel Group .........................              232,990               218,784
   Venue Management Group ....................               34,055                33,044
   Telecommunications Group ..................               37,758                35,742
                                                    ===============       ===============
                                                    $       634,941               592,694
                                                    ===============       ===============

                                                        Nine Months Ended September 30,
                                                       --------------------------------
                                                            2000              2001
                                                       ---------------  ---------------
Capital and wagering systems expenditures:
   Lottery Group .............................         $        10,205           25,405
   Pari-mutuel Group .........................                  12,083            3,051
   Venue Management Group ....................                   1,497              759
   Telecommunications Group ..................                     286            1,217
                                                       ===============  ===============
                                                       $        24,071           30,432
                                                       ===============  ===============

(4) Comprehensive Income (Loss)

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 2001:

                                                                           Three Months ended               Nine Months ended
                                                                              September 30,                   September 30,
                                                                       ---------------------------     ---------------------------
                                                                           2000            2001            2000            2001
                                                                       -----------     -----------     -----------     -----------
Net income (loss) ..................................................   $   (25,286)          1,522         (22,168)          1,025
Other comprehensive income (loss):
  Foreign currency translation .....................................          (299)          1,719          (1,051)            120
  Unrealized gain (loss) on investments ............................           611            (461)            611            (246)
  Unrealized gain (loss) on interest rate swap contracts ...........          --            (3,035)           --            (5,657)
                                                                       -----------     -----------     -----------     -----------
Other comprehensive income (loss) ..................................           312          (1,777)           (440)         (5,783)
                                                                       -----------     -----------     -----------     -----------

Comprehensive loss .................................................   $   (24,974)           (255)        (22,608)         (4,758)
                                                                       ===========     ===========     ===========     ===========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               (Unaudited, in thousands, except per share amounts)

(5) Inventories

      Inventories consist of the following:

                                                  December 31,      September 30,
                                                      2000              2001
                                                 ---------------  ---------------
Parts and work-in-process ...................    $        16,193            9,605
Finished goods ..............................             11,415           14,360
                                                 ---------------  ---------------
                                                 $        27,608           23,965
                                                 ===============  ===============

      Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6) Debt

      At September 30, 2001, the Company had approximately $36,697 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $12,000 of borrowings outstanding under the Facility and approximately $16,303 in letters of credit were issued under the Facility at September 30, 2001. At December 31, 2000, Scientific Games' available borrowing capacity under the Facility was $46,591, subject to limitations imposed by the debt covenants.

      The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. The Company is in compliance with the amended covenants as of September 30, 2001 and expects to remain so during the next twelve months.

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

      Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2000 and September 30, 2001 and for the three months and nine months ended September 30, 2000 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2000
                           (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ..............................     $     867            (50)         5,671          --          6,488
   Accounts receivable, net ...............................          --           39,554         20,555        (3,290)      56,819
   Inventories ............................................          --           21,602          6,470          (464)      27,608
   Other current assets ...................................           186         13,421          2,944            30       16,581
   Property and equipment, net ............................         2,002        142,446         40,452          (289)     184,611
   Investment in subsidiaries .............................       202,980           --             --        (202,980)        --
   Goodwill ...............................................           190        154,313          3,088          --        157,591
   Intangible assets ......................................          --          109,232         22,047          --        131,279
   Other assets ...........................................        19,832         75,698          1,077       (42,643)      53,964
                                                                ---------      ---------      ---------     ---------    ---------

       Total assets .......................................     $ 226,057        556,216        102,304      (249,636)     634,941
                                                                =========      =========      =========     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt .................     $   6,012              8            616          --          6,636
   Current liabilities ....................................        25,663         51,811         22,866        (2,910)      97,430
   Long-term debt, excluding current installments .........       433,180             19          5,492        (4,647)     434,044
   Other non-current liabilities ..........................         5,786         56,851         21,491       (15,450)      68,678
   Intercompany balances ..................................      (272,737)       245,226         27,809          (298)        --
   Stockholders' equity ...................................        28,153        202,301         24,030      (226,331)      28,153
                                                                ---------      ---------      ---------     ---------    ---------
      Total liabilities and stockholders' equity ..........     $ 226,057        556,216        102,304      (249,636)     634,941
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 2001
                           (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
ASSETS
   Cash and cash equivalents ..............................     $   1,079            732          4,803          --          6,614
   Accounts receivable, net ...............................          --           31,344         16,400          --         47,744
   Inventories ............................................          --           19,695          4,805          (535)      23,965
   Other current assets ...................................           716          9,997          5,496            30       16,239
   Property and equipment, net ............................         2,097        148,786         39,278          (347)     189,814
   Investment in subsidiaries .............................       250,840           --             --        (250,840)        --
   Goodwill ...............................................           185        195,227          2,604          --        198,016
   Intangible assets ......................................          --           55,248          6,381          --         61,629
   Other assets ...........................................        19,326         44,217          4,464       (19,334)      48,673
                                                                ---------      ---------      ---------     ---------    ---------

       Total assets .......................................     $ 274,243        505,246         84,231      (271,026)     592,694
                                                                =========      =========      =========     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt .................     $   8,262              8            439          --          8,709
   Current liabilities ....................................        10,435         51,147         20,227           799       82,608
   Long-term debt, excluding current installments .........       429,984             12            483          --        430,479
   Other non-current liabilities ..........................        11,795         29,514          5,271          (185)      46,395
   Intercompany balances ..................................      (210,736)       183,844         27,840          (948)        --
   Stockholders' equity ...................................        24,503        240,721         29,971      (270,692)      24,503
                                                                ---------      ---------      ---------     ---------    ---------
      Total liabilities and stockholders' equity ..........     $ 274,243        505,246         84,231      (271,026)     592,694
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2000
                            (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Operating revenues ........................................     $    --           49,599         17,457        (3,659)      63,397
Operating expenses ........................................          --           33,044         13,413        (3,696)      42,761
                                                                ---------      ---------      ---------     ---------    ---------

    Gross profit ..........................................          --           16,555          4,044            37       20,636

Selling, general and administrative expenses ..............         3,244          5,198          1,596            (3)      10,035
Depreciation and amortization .............................            66          7,050          1,133           (27)       8,222
                                                                ---------      ---------      ---------     ---------    ---------
    Operating income (loss) ...............................        (3,310)         4,307          1,315            67        2,379
Interest expense ..........................................        15,333             13            318          (297)      15,367
Other (income) expense ....................................          (624)            74           (280)          332         (498)
                                                                ---------      ---------      ---------     ---------    ---------
Income (loss) before equity in income of
    subsidiaries and income taxes .........................       (18,019)         4,220          1,277            32      (12,490)
Equity in income of subsidiaries ..........................         5,262           --             --          (5,262)        --
Income tax expense (benefit) ..............................             7            (33)           255          --            229
                                                                ---------      ---------      ---------     ---------    ---------

Net income (loss) before extraordinary items ..............       (12,764)         4,253          1,022        (5,230)     (12,719)
Extraordinary items:
    Write-off of deferred finance fees
    and debt call premium .................................        12,522             45           --            --         12,567
                                                                ---------      ---------      ---------     ---------    ---------
Net income (loss) .........................................     $ (25,286)         4,208          1,022        (5,230)     (25,286)
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2001
                            (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Operating revenues ........................................     $    --           84,712         25,559        (3,068)     107,203
Operating expenses ........................................          --           52,036         17,809        (2,875)      66,970
                                                                ---------      ---------      ---------     ---------    ---------

    Gross profit ..........................................          --           32,676          7,750          (193)      40,233

Selling, general and administrative expenses ..............         2,392          8,008          2,985          (219)      13,166
Depreciation and amortization .............................            77         12,685          1,037           (21)      13,778
                                                                ---------      ---------      ---------     ---------    ---------
    Operating income (loss) ...............................        (2,469)        11,983          3,728            47       13,289
Interest expense ..........................................        12,170             80            540          (468)      12,322
Other (income) expense ....................................           203           (742)            78           389          (72)
                                                                ---------      ---------      ---------     ---------    ---------
Income (loss) before equity in income of
    subsidiaries and income taxes .........................       (14,842)        12,645          3,110           126        1,039
Equity in income of subsidiaries ..........................        16,364           --             --         (16,364)        --
Income tax expense (benefit) ..............................          --           (1,059)           576          --           (483)
                                                                ---------      ---------      ---------     ---------    ---------
Net income ................................................     $   1,522         13,704          2,534       (16,238)       1,522
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Nine Months Ended September 30, 2000
                           (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Operating revenues ........................................     $    --          131,770         41,918       (11,525)     162,163
Operating expenses ........................................          --           84,735         32,746       (11,759)     105,722
                                                                ---------      ---------      ---------     ---------    ---------

   Gross profit ...........................................          --           47,035          9,172           234       56,441

Selling, general and administrative expenses ..............         7,998         11,562          3,760           (10)      23,310
Depreciation and amortization .............................           209         15,761          2,768           (77)      18,661
                                                                ---------      ---------      ---------     ---------    ---------
    Operating income (loss) ...............................        (8,207)        19,712          2,644           321       14,470
Interest expense ..........................................        23,490            380            715          (577)      24,008
Other (income) expense ....................................          (873)          (141)          (285)          612         (687)
                                                                ---------      ---------      ---------     ---------    ---------
Income (loss) before equity in income of
    subsidiaries and income taxes .........................       (30,824)        19,473          2,214           286       (8,851)
Equity in income of subsidiaries ..........................        21,285           --             --         (21,285)        --
Income tax expense ........................................           107            350            293          --            750
                                                                ---------      ---------      ---------     ---------    ---------

Net income (loss) before extraordinary items ..............        (9,646)        19,123          1,921       (20,999)      (9,601)
Extraordinary items::
    Write-off of deferred finance fees
    and debt call premium.................................:        12,522             45           --            --         12,567
                                                                ---------      ---------      ---------     ---------    ---------
Net income (loss) .........................................     $ (22,168)        19,078          1,921       (20,999)     (22,168)
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                      Nine Months Ended September 30, 2001
                            (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Operating revenues ........................................     $    --          254,387         87,104        (9,607)     331,884
Operating expenses ........................................          --          158,360         60,546        (9,154)     209,752
                                                                ---------      ---------      ---------     ---------    ---------

   Gross profit ...........................................          --           96,027         26,558          (453)     122,132

Selling, general and administrative expenses ..............         9,048         23,854          9,164          (254)      41,812
Depreciation and amortization .............................           229         36,751          4,035           (61)      40,954
                                                                ---------      ---------      ---------     ---------    ---------
   Operating income (loss) ................................        (9,277)        35,422         13,359          (138)      39,366
Interest expense ..........................................        38,363            202          1,594        (1,549)      38,610
Other (income) expense ....................................          (335)        (1,777)           768         1,453          109
                                                                ---------      ---------      ---------     ---------    ---------
Income (loss) before equity in income of
   subsidiaries and income taxes ..........................       (47,305)        36,997         10,997           (42)         647
Equity in income of subsidiaries ..........................        47,705           --             --         (47,705)        --
Income tax expense (benefit) ..............................          (625)        (2,917)         3,164          --           (378)
                                                                ---------      ---------      ---------     ---------    ---------
Net income ................................................     $   1,025         39,914          7,833       (47,747)       1,025
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2000
                            (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Net income (loss) .........................................     $ (22,168)        19,078          1,921       (20,999)     (22,168)
   Depreciation and amortization ..........................           209         15,761          2,768           (77)      18,661
   Equity in income of subsidiaries .......................       (21,285)          --             --          21,285         --
   Extraordinary items ....................................        12,492             75           --            --         12,567
   Non cash interest expense ..............................         7,511           --             --            --          7,511
   Other non-cash adjustments .............................         1,014            266            238            42        1,560
   Changes in operating assets and liabilities ............         2,146         (4,317)        (5,719)          387       (7,503)
                                                                ---------      ---------      ---------     ---------    ---------

Net cash provided by (used in) operating activities .......       (20,081)        30,863           (792)          638       10,628
                                                                ---------      ---------      ---------     ---------    ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures ..............          (118)       (19,980)        (4,035)           62      (24,071)
   Business acquisitions, net of cash acquired ............      (111,305)      (205,010)            73          --       (316,242)
   Other assets and investments ...........................      (120,519)       110,444            995           (57)      (9,137)
                                                                ---------      ---------      ---------     ---------    ---------

Net cash used in investing activities .....................      (231,942)      (114,546)        (2,967)            5     (349,450)
                                                                ---------      ---------      ---------     ---------    ---------

Cash flows from financing activities:
   Net borrowing (repayments) under lines of credit .......        (1,070)          --             --            --         (1,070)
   Proceeds from issuance of long-term debt ...............       440,000           --            1,009          --        441,009
   Payments on long-term debt .............................      (155,000)       (34,277)          (971)          272     (189,976)
   Payment of finance fees ................................       (16,792)          --             --            --        (16,792)
   Net proceeds from common stock issue ...................         1,612           --             --            --          1,612
   Net proceeds from preferred stock issue ................       106,378           --             --            --        106,378
   Other, principally intercompany balances ...............      (128,483)       124,300          4,822          (639)        --
                                                                ---------      ---------      ---------     ---------    ---------

Net cash provided by financing activities .................       246,645         90,023          4,860          (367)     341,161
                                                                ---------      ---------      ---------     ---------    ---------

Effect of exchange rate changes on cash ...................          --              378           (513)         (276)        (411)
                                                                ---------      ---------      ---------     ---------    ---------

Increase (decrease) in cash and cash equivalents ..........        (5,378)         6,718            588          --          1,928
Cash and cash equivalents, beginning of period ............         5,284         (8,294)         6,672          --          3,662
                                                                ---------      ---------      ---------     ---------    ---------

Cash and cash equivalents, end of period ..................     $     (94)        (1,576)         7,260          --          5,590
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2001
                            (unaudited, in thousands)

                                                                 Parent        Guarantor    Non-Guarantor  Eliminating
                                                                 Company      Subsidiaries   Subsidiaries    Entries    Consolidated
                                                                 -------      ------------  -------------  -----------  ------------
Net income ................................................     $   1,025         39,914          7,833       (47,747)       1,025
   Depreciation and amortization ..........................           229         36,751          4,035           (61)      40,954
   Equity in income of subsidiaries .......................       (47,705)            --             --        47,705           --
   Changes in operating assets and liabilities ............       (12,733)        11,746           (202)          946         (243)
   Other non-cash adjustments .............................         2,301         (3,295)           622            --         (372)
                                                                ---------      ---------      ---------     ---------    ---------

Net cash provided by (used in) operating activities .......       (56,883)        85,116         12,288           843       41,364
                                                                ---------      ---------      ---------     ---------    ---------

Cash flows from investing activities:
   Capital and wagering systems expenditures ..............          (239)       (25,215)        (5,191)          213      (30,432)
   Proceeds from sale of business .........................            --          1,550         (2,219)           --         (669)
   Other assets and investments ...........................          (978)        (8,069)          (117)           57       (9,107)
                                                                ---------      ---------      ---------     ---------    ---------

Net cash used in investing activities .....................        (1,217)       (31,734)        (7,527)          270      (40,208)
                                                                ---------      ---------      ---------     ---------    ---------

Cash flows from financing activities:
   Net borrowing under lines of credit ....................         3,000             --             --            --        3,000
   Payments on long-term debt .............................        (3,946)            (7)          (632)          193       (4,392)
   Proceeds from stock issue ..............................           552             --             --            --          552
   Other, principally intercompany balances ...............        58,650        (52,224)        (5,120)       (1,306)          --
                                                                ---------      ---------      ---------     ---------    ---------

Net cash provided by (used in) financing activities .......        58,256        (52,231)        (5,752)       (1,113)        (840)
                                                                ---------      ---------      ---------     ---------    ---------

Effect of exchange rate changes on cash ...................            56           (369)           123            --         (190)
                                                                ---------      ---------      ---------     ---------    ---------

Increase (decrease) in cash and cash equivalents ..........           212            782           (868)           --          126
Cash and cash equivalents, beginning of period ............           867            (50)         5,671            --        6,488
                                                                ---------      ---------      ---------     ---------    ---------

Cash and cash equivalents, end of period ..................     $   1,079            732          4,803            --        6,614
                                                                =========      =========      =========     =========    =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS FOR
            THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Background

      Effective April 27, 2001, the Company changed its corporate name from Autotote Corporation to Scientific Games Corporation and its stock symbol to SGM [AMEX: SGM].

      The Company changed its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. As a result, the Company is filing this report for the third quarter and first nine months of year 2001, which ended on September 30, 2001, compared to the three-month and nine-month periods ended September 30, 2000.

      The following discussion addresses the financial condition of the Company as of September 30, 2001 and the results of its operations for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

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

      Until the SGHC acquisition on September 6, 2000, our Lottery Group consisted solely of the Lottery Systems product line, exclusive of sports betting and credit card processing services. Thereafter, the Lottery Group includes the ITRS and the portion of the Lottery Systems business that were acquired with SGHC. In addition, the Telecommunications Group's operations are from September 6, 2000, the date of the SGHC acquisition.

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

      The following tables and discussion present actual data for the three-month and nine-month periods ended September 30, 2000 and 2001, and pro forma data for three-month and nine-month periods ended September 30, 2000, as if the Company had acquired SGHC on January 1, 2000.

                                                                Three Months Ended                    Nine Months Ended
Results of Operations:                                             September 30,                         September 30,
                                                       ------------------------------------   ------------------------------------
                                                         Actual      Pro Forma     Actual       Actual     Pro Forma      Actual
                                                          2000         2000         2001         2000         2000         2001
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Lottery Group
Operating Revenues:
     Service revenue ...........................       $   16,982       46,601       57,201       22,888      146,679      165,952
     Sales revenue .............................            6,712        7,716        3,358       18,603       24,911       11,886
                                                       ----------   ----------   ----------   ----------   ----------   ----------
          Total Revenue ........................       $   23,694       54,317       60,559       41,491      171,590      177,838
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Gross Profit (excluding depreciation
  and amortization) ............................       $    6,445       14,665       23,621       11,457       52,267       64,895
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Pari-mutuel Group
Operating Revenues:
     Service revenue ...........................       $   21,539       21,539       21,053       61,077       61,077       60,657
     Sales revenue .............................              637          637        1,498       10,968       10,968       15,919
                                                       ----------   ----------   ----------   ----------   ----------   ----------
          Total Revenue ........................       $   22,176       22,176       22,551       72,045       72,045       76,576
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Gross Profit (excluding depreciation
  and amortization) ............................       $    9,187        9,187        9,337       31,356       31,356       31,157
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Venue Management Group
Operating Revenues:
     Service revenue ...........................       $   15,689       15,689       15,164       46,789       46,789       46,489
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Gross Profit (excluding depreciation
  and amortization) ............................       $    4,223        4,223        4,441       12,847       12,847       13,618
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Telecommunications Group
Operating Revenues:
     Sales revenue .............................       $    1,838        7,697        8,929        1,838       28,731       30,981
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Gross Profit (excluding depreciation
  and amortization) ............................       $      781        3,182        2,834          781       12,311       12,462
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Company Total
Operating Revenues:
     Service revenue ...........................       $   54,210       83,829       93,418      130,754      254,545      273,098
     Sales revenue .............................            9,187       16,050       13,785       31,409       64,610       58,786
                                                       ----------   ----------   ----------   ----------   ----------   ----------
          Total Revenue ........................       $   63,397       99,879      107,203      162,163      319,155      331,884
                                                       ==========   ==========   ==========   ==========   ==========   ==========
Gross Profit (excluding depreciation
  and amortization) ............................       $   20,636       31,257       40,233       56,441      108,781      122,132
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue Analysis

      Lottery Group revenue of $60.6 million in the three months ended September 30, 2001 improved $36.9 million from the same period in 2000 due to the addition of SGHC in September 2000, and the start-up of on-line Iowa and Maine lotteries in July 2001. Partially offsetting this increase were the non-recurring EXTREMA(R) terminal sales to a foreign customer in the third quarter of 2000. On a pro forma basis, total service revenue in the three months ended September 30, 2001 of $57.2 million, increased $10.6 million or 23% from the same period in 2000 largely due to the addition of new on-line lotteries in Iowa and Maine and solid growth in recurring instant ticket and cooperative services revenue. On a pro forma basis, total sales revenue of $3.4 million declined $4.4 million as a result of the previously mentioned non-recurring equipment sales in 2000.

      Pari-mutuel Group service revenue of $21.1 million in the three months ended September 30, 2001 decreased $0.5 million from the same period in 2000. This decrease is attributable to lower revenues in the French and German operations due to lower pari-mutuel Handle and unfavorable foreign exchange impact as a result of the strengthening of the dollar versus the European currencies. Partially offsetting this decrease are revenue improvements in the North American pari-mutuel, simulcasting and NASRIN(TM) service operations despite the lost revenue caused by the temporary closure of a number of major racetracks immediately following the September 11, 2001 terrorist attack. Sales revenue of $1.5 million in the three months ended September 30, 2001 increased $0.9 million from same period in 2000 due to higher systems and equipment sales to foreign customers.

      Venue Management Group service revenue of $15.2 million in the three months ended September 30, 2001 was $0.5 million lower than in the same period in 2000, reflecting lower revenues in the Netherlands operations as a result of the strengthening of the dollar and lower Handle-related revenue in the Connecticut OTB operations due to the loss of racing programs following the September 11, 2001 attack and increased return to bettors for races held at New York Racing Association tracks.

      Telecommunications Group sales revenue of $8.9 million in the three months ended September 30, 2001 increased $7.1 million as the result of the acquisition of SGHC on September 6, 2000. On a pro forma basis, revenues in the three months ended September 30, 2001 increased $1.2 million over the prior year period as a 17% increase in volume was partially offset by price decreases.

Gross Profit Analysis

      The total gross profit earned, exclusive of depreciation and amortization, of $40.2 million in the three months ended September 30, 2001 increased $19.6 million from the same period in 2000 as a result of the acquisition of SGHC on September 6, 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, increased $9.0 million, primarily because of revenue improvements and significant cost reductions. These improvements were partially offset by lower margins on systems and equipment sales reflecting the absence of year 2000 non-recurring terminal sales and lower selling prices on phone cards.

      On a pro forma basis, gross profit as a percentage of service revenues increased to 38% in the three months ended September 30, 2001 compared to 31% in the same period in 2000. This gross profit increase results primarily from revenue improvements and cost control measures in the Lottery Group and from cost reduction programs in Europe. On a pro forma basis, gross profit as a percentage of sales revenues in the three months ended September 30, 2001 was 32%, equal to the gross profit percentage earned in the same period in 2000. Improvements in gross profit from the mix of systems and equipment sold in the two periods was partially offset by lower margins on phone card sales due to lower selling prices.

      The Lottery Group gross profit of $23.6 million, or 39% of revenues, increased 61% on a pro forma basis in the three months ended September 30, 2001 from $14.7 million, or 27% of revenues, in the same period in 2000. Gross margin improvements were realized as a result of revenue improvements coupled with cost reduction programs discussed above. These margin improvements were partially offset by non-recurring year 2000 terminal sales.

      Pari-mutuel Group gross profit of $9.3 million, or 41% of revenues in the three months ended September 30, 2001, was comparable to the $9.2 million, or 41% of revenues, in the same period in 2000. Cost reduction savings in the European service businesses offset the decrease in Handle-related margin attributable to the lost racing programs immediately following the September 11, 2001 attack.

      Venue Management Group gross profit of $4.4 million, or 29% of revenues, in the three months ended September 30, 2001, improved $0.2 million from $4.2 million, or 27% of revenues, in the same period in 2000. This improvement primarily reflects reduced operating costs in the Netherlands operation under a recently renegotiated operating agreement, partially offset by the immediate effect of the September 11, 2001 attack.

      The Telecommunications Group gross profit of $2.8 million in the three months ended September 30, 2001, decreased $0.4 million from $3.2 million on a pro forma basis in the same period in 2000. Gross profit in the three months ended September 30, 2001 was 32% of revenues as compared to 41% of revenues on a pro forma basis in the same period in 2000 resulting from phone card sales price reductions.

Expense Analysis

      Selling, general and administrative expenses of $13.2 million in the three months ended September 30, 2001 were $3.1 million higher than in the same period in 2000 primarily as a result of the acquisition of SGHC on September 6, 2000. On a pro forma basis, selling, general and administrative expenses were $3.6 million lower in the three months ended September 30, 2001 than in the same period in 2000, primarily as a result of cost reduction programs, merger-related synergies and the absence of prior year acquisition-related expenses.

      Depreciation and amortization expense of $13.8 million in the three months ended September 30, 2001 increased $5.6 million from $8.2 million in the same period in 2000 as a result of the SGHC acquisition, coupled with the start-up of on-line Iowa and Maine lotteries in July 2001. On a pro forma basis, depreciation and amortization expenses were $1.4 million higher in the three months ended September 30, 2001 than in the same period in 2000, primarily as a result of the expanded domestic lottery business.

      Interest expense of $12.3 million in the three months ended September 30, 2001 decreased $3.1 million from $15.4 million in the same period in 2000. One-time, non-cash acquisition related financing expense of $7.5 million recorded in the prior year period was partially offset by the impact of three months of SGHC acquisition-related debt expense in the third quarter of 2001, compared to less than one month of such expense in the prior year period.

Income Tax Expense

      The Company recorded an income tax benefit of $0.5 million in the third quarter of 2001 as compare to a tax expense of $0.2 million in the third quarter of 2000. State and foreign taxes were offset by three months of deferred tax benefit in the third quarter of 2001 and partially offset by one month of deferred tax benefit in the third quarter of 2001. Deferred tax benefit results from reversal of deferred taxes provided in connection with the acquisition of SGHC. No current tax benefit has been recognized on domestic operating losses in either period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue Analysis

      Lottery Group revenue of $177.8 million in the nine months ended September 30, 2001 improved $136.3 million from the same period in 2000 due to the addition of SGHC on September 6, 2000, the start-up of the on-line Vermont and new Hampshire lotteries in July 2000 and the Iowa and Maine lotteries in July 2001, the sale of a pari-mutuel system and terminals to a customer in Turkey and the sale of terminals to the Jamaica Lottery. Partially offsetting these improvements was the absence of the non-recurring EXTREMA(R) terminal sales to a foreign customer in the nine months of year 2000. On a pro forma basis, lottery service revenue in the nine months ended September 30, 2001 of $166.0 million, increased $19.3 million from the same period in 2000 largely due to the growth in the world-wide on-line lottery business, particularly the new on-line lotteries in Vermont, New Hampshire, Iowa and Maine, and solid growth in recurring domestic instant ticket and cooperative service revenue. On a pro forma basis, total sales revenue of $11.9 million, declined $13.0 million reflecting the absence of the previously mentioned non-recurring, year 2000 equipment sales to a foreign customer.

      Pari-mutuel Group service revenue of $60.7 million in the nine months ended September 30, 2001 decreased $0.4 million from the same period in 2000. This decrease is attributable to lower revenues in the French and German operations due to lower pari-mutuel Handle and the strengthening of the dollar. Partially offsetting the decrease are revenue improvements in the North American pari-mutuel, simulcasting and NASRIN(TM) service operations despite the loss of racing programs following the September 11, 2001 attack. Sales revenue of $15.9 million in the nine months ended September 30, 2001 increased $5.0 million from same period in 2000 due to higher systems and equipment sales to foreign customers.

      Venue Management Group service revenue of $46.5 million in the nine months ended September 30, 2001 was $0.3 million lower than in the same period in 2000, reflecting lower revenues in the Netherlands operations as a result of the strengthening of the dollar, and lower revenues in Connecticut OTB immediately following the September 11, 2001 attack.

      Telecommunications Group sales revenue of $31.0 million in the nine months ended September 30, 2001 is the result of the acquisition of SGHC on September 6, 2000. On a pro forma basis, revenues in the nine months ended September 30, 2001 increased $2.3 million over the prior year period as a 21% growth in volume was partially offset by price decreases.

Gross Profit Analysis

      The total gross profit earned, exclusive of depreciation and amortization, of $122.1 million in the nine months ended September 30, 2001 increased $65.7 million from the same period in 2000 as a result of the acquisition of SGHC on September 6, 2000. On a pro forma basis, the gross profit earned, exclusive of depreciation and amortization, increased $13.4 million or 12%, primarily because of revenue improvements described above and significant cost reductions. These improvements were partially offset by lower margins on systems and equipment sales reflecting the absence of year 2000 non-recurring terminal sales.

      On a pro forma basis, gross profit as a percentage of service revenues increased to 36% in the nine months ended September 30, 2001, compared to 33% in the same period in 2000. This gross profit increase results primarily from revenue improvements and cost control measures across all segments of the Company's service businesses. On a pro forma basis, gross profit as a percentage of sales revenues was 39% in the nine months ended September 30, 2001 compared to 38% in the same period in 2000, reflecting the change in the mix of systems and equipment sold in the two periods.

      The Lottery Group gross profit of $64.9 million, or 37% of revenues, increased $12.6 million or 24% on a pro forma basis in the nine months ended September 30, 2001 from $52.3 million or 31% of revenues in the same period in 2000. Gross margin improvements were largely due to the growth in the world-wide on-line lottery business, particularly the addition of the Vermont and New Hampshire lottery contracts in July 2000 and the Iowa and Maine lotteries in July 2001, and to revenue improvements in the cooperative services and the domestic instant tickets businesses. These margin improvements were partially offset by non-recurring year 2000 terminal sales.

      Pari-mutuel Group gross profit of $31.2 million or 41% of revenues in the nine months ended September 30, 2001, decreased from $31.4 million or 44% of revenues in the same period in 2000. The decrease in gross margin percentage is primarily attributable to the mix of systems and equipment sales, mostly offset by the benefits of cost reduction programs in simulcasting and NASRIN(TM) services.

      Venue Management Group gross profit of $13.6 million or 29% of revenues in the nine months ended September 30, 2001, improved $0.8 million from $12.8 million or 28% of revenues in the same period in 2000. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation and lower expenses in the Netherlands due to a revised operating agreement.

      The Telecommunications Group gross profit of $12.5 million or 40% of revenues in the nine months ended September 30, 2001, improved $0.2 million from $12.3 million or 43% of revenues on a pro forma basis in the same period in 2000. This improvement reflects the effect of higher volume and cost savings initiatives, offset by price pressures in the industry.

Expense Analysis

      Selling, general and administrative expenses of $41.8 million in the nine months ended September 30, 2001 were $18.5 million higher than in the same period in 2000 primarily as a result of the acquisition of SGHC in September 2000. On a pro forma basis, selling, general and administrative expenses were $7.8 million lower in the nine months ended September 30, 2001 than in the same period in 2000, primarily as a result of cost reduction programs and merger-related synergies.

      Depreciation and amortization expense of $41.0 million in the nine months ended September 30, 2001 increased $22.3 million from $18.7 million in the same period in 2000 as a result of the SGHC acquisition, coupled with the expanded domestic lottery business. On a pro forma basis, depreciation and amortization expenses were $4.7 million higher in the nine months ended September 30, 2001 than in the same period in 2000, primarily as a result of depreciation on the year 2000 expansion of the Alpharetta, Georgia printing facility and construction of the new Leeds, United Kingdom printing facility, new computer systems and terminals for the expanded domestic lottery business.

      Interest expense of $38.6 million in the nine months ended September 30, 2001 increased $14.6 million from $24.1 million in the same period in 2000 due to nine months of SGHC acquisition-related debt expense in the year 2001 period, compared to less than one month of SGHC acquisition-related debt expense and the one-time, non-cash acquisition related financing expense of $7.5 million recorded in the prior year period.

Income Tax Expense

      The Company recorded an income tax benefit of $0.4 million in the nine months ended September 30, 2001 as compare to a tax expense of $0.8 million in the same period in 2000. State and foreign taxes were offset by nine months of deferred tax benefit in the year 2001 period, but only partially offset by one month of deferred tax benefit in the nine months of 2000. Deferred tax benefit results from reversal of deferred taxes provided in connection with the September 6, 2000 acquisition of SGHC. No current tax benefit has been recognized on domestic operating losses in either period.

Liquidity, Capital Resources and Working Capital

      In order to finance the SGHC acquisition and refinance substantially all of the then existing indebtedness of the Company, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness outstanding of approximately $439.2 million at September 30, 2001. We have also recorded a substantial increase in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense.

      At September 30, 2001, the Company's available cash and borrowing capacity totaled $43.3 million compared to $53.1 million at December 31, 2000. Net cash provided by operating activities was $41.4 million for the nine months ended September 30, 2001. In this period, we spent $30.4 million for wagering systems and capital expenditures, $9.6 million in software and other asset expenditures and repaid $4.4 million on long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and increased borrowings under our revolving credit facility.

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

      The Company's financing arrangements impose certain limitations on the operations of the Company and its subsidiaries, including the maintenance of certain financial, liquidity and net worth ratios. As a result of both the financial performance of SGHC prior to the Company's acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, in the first quarter of 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. The Company is in compliance with the amended covenants as of September 30, 2001 and expects to remain so during the next twelve months.

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

      In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations. At September 30, 2001, approximately one-third of the Company's debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.

      The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity - Average Interest Rate
September 30, 2001
Expected Maturity Date (Dollars in $000)

                                                                                                 There-
                                     2001        2002        2003         2004        2005       After       Total     Fair Value
                                  ----------  ---------  -----------   ----------  ----------  ----------  ----------  -----------
Long-term debt:
Fixed interest rate debt.....     $                                                             150,000     150,000      147,375
Interest rate................                                                                      12.5%
Variable interest rate debt..     $  2,050      8,950       11,950       14,950      17,200     231,700     286,800      279,630
Average interest rate........         7.44%      7.42%        7.37%        7.34%       7.32%       7.97%       7.85%

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

Notional Amount by Expected Maturity - Average Swap Rate
Expected Maturity Date (dollars in $000)

                                                                                                 There-
                                     2001        2002        2003         2004        2005       After       Total     Fair Value
                                  ----------  ---------  -----------   ----------  ----------  ----------  ----------  -----------
Interest rate swaps:
Fixed to variable............     $     --         --       140,000          --          --          --      140,000      131,948
Receive fixed-3-month
   LIBOR.....................           --         --         6.52%          --          --          --        6.52%

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

Impact Of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Deposal of Long-lived Assets" ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after September 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

      The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 and SFAS 144 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized during the period prior to January 1, 2002.

      SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment within the first interim period in accordance with SFAS 144. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

      The Company expects to have unamortized goodwill in the amount of approximately $195 million and unamortized identifiable intangible assets in the amount of $60 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141, SFAS 142, and SFAS 144, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized, however, as of the date of adoption, the Company expects that a majority of the amortization of goodwill and purchased intangible assets will not continue in future periods.

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. Management does not expect the adoption of SFAS 143 to have a material impact on the future consolidated operations or financial position of the Company, as it is now constituted.

      SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        Quarter Ended September 30, 2001

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.29 Employment Agreement effective November 1, 2000 between A. lorne Weil and Scientific Games Corporation

      Reports On Form 8-K

            On October 2, 2001, the Company filed a Current Report on Form 8-K for purposes of Regulation FD disclosures. Because the Company changed its fiscal year-end to a calendar year-end, beginning with the year ending December 31, 2001, and acquired a significant subsidiary on September 6, 2000, management believed it would be informative to disclose the calendar year operating results, calendar year pro forma operating results and calendar year pro forma segment operating results so that appropriate comparisons may be made to calendar year 2001 actual operating results.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        Quarter Ended September 30, 2001

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SCIENTIFIC GAMES CORPORATION
                             ----------------------------
                                   (Registrant)


                             By:    /s/ DeWayne E. Laird
                                    --------------------
                             Name:  DeWayne E. Laird
                             Title: Vice President & Chief Financial Officer
                                    (principal financial and accounting officer)


Dated: November 14, 2001