Form 10-K
period 2001-12-31
SCIENTIFIC GAMES CORP
filed 2002-03-21
CIK 750004

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 0-13063

SCIENTIFIC GAMES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Lexington Avenue, 25th Floor New York, New York 10022
(Address of principal executive offices)

Registrant’s telephone number: (212) 754-2233

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 18, 2002 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $395,469,029.

Common shares outstanding as of March 18, 2002 were 42,985,764.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders	Part III

EXHIBIT INDEX APPEARS ON PAGE 102

PART I

FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K we make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “except” or “anticipate” and other similar words.  The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•      the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements, development and acquisitions;

•      economic, competitive, demographic, business and other conditions in our local and regional markets;

•      changes or developments in the laws, regulations or taxes in the gaming and lottery industries;

•      actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•      changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•      an inability to renew or early termination of our contracts;

•      an inability to engage in future acquisitions;

•      the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis; and

•      resolution of any pending or future litigation in a manner adverse to us.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

As you read this Annual Report, you should also note the following: This Annual Report contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, have not been independently verified by us and we do not make any representation as to the accuracy of that information.

ITEM 1.       BUSINESS

Overview

Unless the context indicates otherwise, all references to "Scientific Games," "we," "our," "ours," "us" and "the Company" refer to Scientific Games Corporation and its consolidated subsidiaries after giving effect to the September 6, 2000 acquisition by Autotote Corporation of Scientific Games Holdings Corp. and to Autotote Corporation and its consolidated subsidiaries prior to the completion of the acquisition. "SGHC" refers to Scientific Games Holdings Corp. and its consolidated subsidiaries, and "Autotote" refers to Autotote Corporation and its consolidated subsidiaries, in each case prior to the completion of the acquisition of SGHC.  "International" refers to non-United States jurisdictions. "On-line" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "Handle" is an industry term for dollars wagered.

In connection with the acquisition of SGHC, we changed our fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001.

We are a leading worldwide provider of services, systems and products to both the instant ticket lottery industry and the pari-mutuel wagering industry based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world’s only fully integrated lottery service provider, offering lottery authorities on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs, which effectively enable such authorities to outsource all of their instant ticket lottery operations to us.

On September 6, 2000, our predecessor company, Autotote Corporation, completed the acquisition of SGHC. The acquisition was completed through a merger in which SGHC became our wholly-owned subsidiary at a cost of approximately $308 million in aggregate merger consideration paid to SGHC stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting, and the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The operating results of the SGHC businesses have been included in the consolidated statements of operations from the date of the acquisition.

Prior to the acquisition of SGHC, we operated primarily in three business segments: Pari-mutuel Operations, Venue Management Operations and Lottery Operations. Subsequent to the acquisition, we reorganized our operations into four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

Lottery Group (54% of 2001 revenue)

We are a leading worldwide provider of services, systems and products to the instant ticket lottery industry based on revenues. We believe that we are the world’s only fully integrated lottery service provider, offering on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs to lottery authorities.

Our instant ticket and related services business is the industry leader in the United States, with approximately 65% of all retail sales. Our instant ticket customers include 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets as well as lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value–added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We also provide our probability-based instant lottery tickets, which utilize a patented electronic circuit printed in each ticket to produce a ticket with multiple possible outcomes, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 82% of the revenue of our Lottery Group in 2001.

Our lottery systems business primarily provides sophisticated, customized computer software, equipment, and data communication services to lottery authorities for on–line and instant ticket games. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets. Our U.S. systems contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell terminals and systems to lottery authorities outright and provide ongoing fee–based software support under long–term contracts. We currently operate on-line lottery systems for seven of the 40 on-line lottery authorities in the U.S., and we believe we are the second largest on-line lottery provider in Europe.

Pari–mutuel Group (22% of 2001 revenue)

We are a leading worldwide provider of computerized wagering systems to the pari-mutuel wagering industry. We provide our systems and services to horse and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted. In addition, we are a leading provider of ancillary services to the industry, such as race simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering.

In 2000, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a weighted average of approximately 0.31% of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (14% of 2001 revenue)

We own and have the right to operate in perpetuity substantially all off–track pari–mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and three other branches, and telephone account wagering for customers in 31 states. We are also the exclusive licensed operator for all pari–mutuel wagering in The Netherlands, with five racetracks and 39 OTBs under a contract with an initial term continuing through June 2003. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

Telecommunications Products Group (10% of 2001 revenue)

We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost–effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations. We sell our prepaid phone cards to phone companies for a per unit price.

For information concerning our business and geographic segments, see Note 20 to the Consolidated Financial Statements.

Industry Overview

Lottery Market

Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 40 jurisdictions in the U.S. sell instant and on–line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, on–line lotteries and the traditional draw–type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On–line lotteries, such as Powerball, are based on a random selection of a series of numbers. On–line lottery prizes are generally based on the number of winners who share the prize pool, although fixed prizes are also offered. On–line lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. On–line lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw–type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of on–line lottery systems. There are video lotteries played on video lottery terminals, or VLTs, featuring “line–up” and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a system different from an on–line system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari–mutuel or fixed odds wagers on various sports.

Instant ticket and on–line lottery retail sales comprise 92% of the U.S. market for lotteries. Based on industry information, 2001 U.S. on–line lottery retail sales totaled approximately $19.3 billion, and 2001 U.S. instant ticket lottery sales totaled approximately $17.5 billion. The U.S. instant ticket market grew at a compound annual growth rate of 7.4% from 1994 to 2001. Based on industry information, we estimate that 2001 international on–line lottery retail sales totaled approximately $62.5 billion and that 2001 international instant ticket lottery sales totaled approximately $13.5 billion. Industry data indicates that instant ticket retail sales have been growing faster than on–line games because of “instant” rewards rather than the delayed rewards of on–line games with periodic or weekly drawings.

U.S. Instant Ticket and On-line Lottery Sales

Source:     LaFleur’s World Lottery Almanac

Pari–mutuel Market

In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari–mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron’s winnings are determined by dividing the total Handle wagered, less a set commission, among the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino racebooks. Licenses to conduct races and/or offer pari–mutuel wagering are granted by governments to private enterprises, non–profit racing associations and occasionally government organizations, including lotteries.

Pari–mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. We estimate that total worldwide annual Handle in the pari–mutuel business is approximately $116.0 billion. According to the most recent industry statistics, pari–mutuel wagering in the U.S. on thoroughbred racing grew from $9.9 billion in 1994 to $14.5 billion in 2000, a compound annual growth rate of 5.7%. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering is approximately $20 billion.

Remote wagering, where customers bet on races held at another location, has caused substantial changes in the distribution channels for pari-mutuel wagering and consolidation of live racing. Wagering within the pari-mutuel industry has evolved from wagering only at a racetrack where a race is held, to wagering at a racetrack on races simulcast from other racetracks, to wagering at an OTB or other off-track venue, and now, in some jurisdictions, to wagering via the telephone and the Internet.

In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and Internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year–round. Increases in remote Handle have more than offset a decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari–mutuel racing industry Handle from 15% in 1986 to 85% in 2001. The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $12.4 billion in 2001, a compound annual growth rate of approximately 11.0%.

U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle

Source:           Equibase Company LLC; The Jockey Club

One of the most recent developments in remote wagering is account wagering, whereby a customer deposits money with a licensed account wagering operator and uses the account balance to fund wagers and receive winnings. This enables the customer to place wagers from locations remote to the licensed facility, including via telephone or the Internet. Subject in some jurisdictions to the adoption of the necessary enabling regulations, legislation explicitly permitting account wagering on pari-mutuel wagering has been passed in 14 U.S. states: California, Connecticut, Kentucky, Louisiana, Maryland,

Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon and Pennsylvania. Such legislation has also been passed in Canada, the United Kingdom and other countries.

Prepaid Phone Cards Market

Prepaid phone cards offer consumers convenient cellular airtime purchases and help to increase the market for cellular services. We believe that the further growth of cellular phone penetration will expand the prepaid phone card business. It is estimated that approximately 55% of all European cellular phone subscribers use prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost–effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Lottery Group

Our Lottery Group provides instant tickets and related services and lottery systems.

Instant Ticket and Related Services. In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold.  In addition, we have instant lottery customers in over 50 countries internationally. Of the approximately 9.3 billion instant tickets we sold in 2001, approximately 25% were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through supply contracts.

The instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer controlled presses and ink–jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some greeting cards; instant tickets are normally played by removing a coating to determine if they are winning tickets.

The increased application of computer–based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems. We also manufacture instant tickets for promotional games and sell pull–tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc., a manufacturer of pull-tab lottery tickets.

We pioneered the idea of privatizing lottery functions, through our cooperative services program, whereby we manage a lottery authority’s instant ticket operations, as a means of reducing the operating costs of lottery authorities while increasing lottery revenues. We are the only instant ticket manufacturer to provide such complete facilities management and support services to supplement its manufacturing operations. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff, advising with respect to security, maintenance, communication network and sales agent hot–line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to manage the distribution and sales of tickets, we have been successful in demonstrating to a number of jurisdictions that we can perform these functions more effectively. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in these services and are well–positioned to offer this privatization or outsourcing option to lottery authorities.

We have contracts for cooperative services with the states of Delaware, Florida, Georgia, Maine, Pennsylvania and South Carolina. Under such contracts, we are paid a percentage of the lottery authority’s total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Once our cooperative services programs are in place, replacement of these contractual arrangements may require the lottery authority to incur large conversion costs to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

        Lottery Systems.  We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government–sponsored and privately operated lotteries in the U.S. and internationally. This business includes the sale of on–line systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically purchased in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors.

Our lottery systems utilize proprietary technology that is similar to that used for pari–mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of on–line wagers as well as validation of winning on–line and instant play tickets, including probability-based instant lottery tickets. Our lottery business includes the supply of transaction processing software that accommodates instant ticket accounting and validation and on–line lottery games, point–of–sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on–going operation support and maintenance services. We also provide software, hardware and support for sports betting and credit card processing systems for non–lottery customers.

        In the U.S., we provide on–line systems and services to the Connecticut, Montana, Vermont, New Hampshire, Iowa, Maine and South Carolina state lotteries. We also provide Missouri with a separate instant ticket validation system. Virginia leases SciScan Technology® terminals from us and continues to receive ongoing support. Recent on–line lottery system procurements have requested the capability to support the secure validation of probability-based instant lottery tickets, and we have bid SciScan Technology® terminals both with our on-line system and through other on–line system providers. SciScan Technology® terminals can be operated on a stand-alone basis or attached to an on–line lottery terminal to validate traditional instant tickets utilizing optical bar code technology or our proprietary Winner’s Choice™ probability-based instant lottery tickets.

Internationally, we have systems in France, The Netherlands, Switzerland, Austria, Australia, Canada, Jamaica, seven states in Germany, and other countries, and we provide on–line system facilities management services to nationwide lotteries in Barbados and the Dominican Republic.

We also sell our lottery terminals separately from our sale of complete lottery systems. Our terminal product offerings include the EXTREMA® on–line lottery terminals, SciScan Technology® terminals and STAN™ self-serve terminals. Our EXTREMA® on–line terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers. Beginning in the fourth quarter of 1998 and through August 2000, we shipped approximately 20,000 EXTREMA® terminals to Sisal Sport Italia S.p.A. SciScan Technology® is a keyless validation system for retailers which significantly reduces the time required for ticket validation while at the same time improving security of the game.  SGHC sold 15,000 SciScan Technology® terminals to the French national lottery, and also sold such terminals to lottery authorities in Greece and Australia.

In addition, we are part of a consortium which includes Lottomatica S.p.A., our largest equity investor, that has been awarded a contract to be the exclusive operator for instant tickets in Italy.  This award has been protested and is being reviewed in the Italian courts. If the award is ratified, we expect to enter into a contract, which initially would provide for the printing of tickets and the installation of a new centralized system, along with a full complement of cooperative services.

United States Lottery Contracts

The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2002 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues, which for our on-line contracts is typically the start-up date. The table also includes instant ticket or on–line retail sales, as applicable, for each state or district.

State/District	Year 2001 State Instant Ticket or On-line Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$143.7	ITRS	January 1998	January 2003	none
Colorado	262.2	ITRS	July 2000	June 2004	1 one-year
Connecticut	526.3	ITRS	August 1998	August 2002	none
Connecticut	360.7	On-line	May 1998	May 2003	none
Delaware	20.4	ITRS	November 2000	November 2002	3 one-year
District of Columbia	32.4	ITRS	December 2001	December 2002	4 one-year
Florida	730.9	ITRS	April 1997	September 2004	2 two-year
Georgia	1,134.8	ITRS	May 1993	June 2003	none
Idaho(1)	53.7	ITRS	October 1999	October 2002	1 one-year
Illinois	613.7	ITRS	July 1996	June 2002	none
Indiana	325.0	ITRS	January 2002	January 2006	2 one-year
Iowa	74.0	On-line	July 2001	June 2008	3 one-year
Kentucky	282.9	ITRS	October 1997	September 2002	none
Maine	40.4	On-line	July 2001	June 2007	2 two-year
Maine	111.5	ITRS	July 2001	June 2007	2 two-year
Massachusetts	2,767.1	ITRS	August 1999	August 2002	2 one-year
Minnesota(1)	249.7	ITRS	February 2000	January 2003	2 one-year
Missouri	292.5	ITRS	April 2001	June 2005	1 two-year
Montana	24.1	On-line	March 1999	March 2006	none
New Hampshire	71.1	On-line	July 2000	June 2006	2 two-year
New Jersey(1)	717.6	ITRS	November 2001	October 2006	2 one-year
New Mexico	78.0	ITRS	March 1997	March 2003	none
New York(1)	1,866.2	ITRS	November 2001	November 2004	2 one-year
Ohio	992.2	ITRS	July 2001	June 2003	2 two-year
Oregon(1)	132.4	ITRS	June 1998	June 2002	2 one-year
Pennsylvania	694.8	ITRS	April 1997	April 2002	5 one-year
South Carolina	(3)	ITRS	October 2001	October 2004	2 one-year
South Carolina	(3)	On-line	March 2002	December 2007	1 one-year
South Dakota	12.0	ITRS	June 2000	June 2003	2 one-year
Texas	1,718.8	ITRS	March 1999	September 2002	none
Vermont	13.2	On-line	July 2000	June 2006	2 two-year
Virginia(2)	NA	Systems	January 1997	July 2002	1 five-year
Virginia(1)	479.3	ITRS	May 2001	May 2003	5 one-year
Washington	242.5	ITRS	March 2000	March 2003	3 one-year
West Virginia	85.5	ITRS	June 2000	June 2003	2 one-year

(1)           Secondary instant ticket supplier

(2)           Support of previously sold lottery system; fee not based on Handle

(3)           Recently awarded contract; ticket sales/on-line retail sales data not applicable.

ITRS = Instant ticket and related services

Systems = Instant ticket validation systems

Pari-mutuel Group

We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

North American Pari–mutuel Operations. In 2000, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering.

The pari–mutuel wagering systems we provide in North America typically include the terminals that issue the wagering tickets, the central processing unit which calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board which indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. These systems utilize high volume, real–time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer–based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket–issuing terminals used in a system are generally determined by physical layout and amount of wagering at each facility. We also provide additional software and other support functions.

In recent years, we have focused on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. Our networks link multiple racetracks, OTBs, and regional networks of racetracks and OTBs to one another via dedicated, secure, high-speed communications channels, enabling operators to capitalize on the growth of the off-track wagering market in a more cost-effective manner. Additionally, when linked to our other regional and national pari–mutuel wagering networks, these networks provide our customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. We believe our established wagering networks will give us a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of our ability to offer customers greater services more efficiently than our competitors. We currently operate regional pari–mutuel wagering networks in California, Connecticut, Florida, Illinois, New Jersey, New York, Oregon, Pennsylvania, Texas, Washington, West Virginia, Puerto Rico, British Columbia and Ontario.

Our pari–mutuel wagering system contracts typically have an initial term of five years, and we have generally been successful in renewing these contracts. Our contracts contain certain warranties regarding implementation, operation, performance and reliability of our wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The terms of our warranties vary from contract to contract. We also provide the operations, maintenance and supervisory personnel necessary to operate the pari–mutuel wagering system. We maintain ownership of the pari–mutuel wagering systems, which enables us to employ such equipment in more than one racetrack at different times during the year as most customers do not operate live wagering all year long.

We typically receive revenue for our services in North America as a varying percentage of Handle, generally ranging up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately 0.31% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under our service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility. In addition to the Handle–based fees and minimums, fees for extra equipment and services may be charged, particularly for new terminal models and equipment levels which exceed those originally contracted.

As part of our Handle–based fees, we may also receive an “interface fee” of 0.125% or 0.15% of Handle for combining these wagers into the “combined pools” of host tracks that we operate, depending on whether we or another vendor provides such wagering services. We hold contracts with most of the U.S.’s premier thoroughbred venues that typically attract the greatest levels of simulcast and remote wagering, and therefore generate the highest interface revenues.

International Pari–mutuel Operations.  In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators; in other international markets, we provide pari-mutuel services similar to those provided by our pari-mutuel operations in North America. We provide and operate pari–mutuel wagering systems at all of the racetracks in Germany, Ireland, Turkey and Austria, as well as all of the OTBs in Germany. Our pari-mutuel wagering systems are comparable to those deployed in North America and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. These services are provided under long–term contracts of five to 10 years. We have generally been successful in renewing these contracts.

In Germany, we have been providing pari–mutuel wagering systems and services to the nine major harness racetracks since 1994, and simulcasting services since January 1998. In September 1999, we began providing both pari–mutuel and simulcasting services to the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops as a result of our acquisition of selected pari–mutuel assets of Datasport Toto Dienstleistung GmbH & Co KG. In April 1999, we sold a pari–mutuel wagering system and began to provide ongoing maintenance and operating services through 2008 to Tote Ireland Ltd., a wholly–owned subsidiary of the Irish Horseracing Authority. In France, we provide pari-mutuel systems and services to approximately 30% of the racetracks in the provinces. In Turkey, we have provided a pari–mutuel system and associated maintenance services to the Turkey Jockey Club since 1995.  In 2000, we completed the installation of 1,700 terminals and an ECLIPSE™ software conversion at their six racetracks and 1,500 off-track betting agencies.

In most international markets, we sell, deliver and install pari–mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. We have systems operating in approximately 20 countries. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key elements. The sale of a pari–mutuel wagering system includes a license for use of our proprietary system software as well as installation, training, technical assistance, support, accessories and limited spare parts.

Other Pari–mutuel Operations

        Simulcasting.  We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai matches to racetracks, OTBs, jai alai frontons and casinos in North America and Europe.  We simulcast racing events from over 60 racetracks and jai alai frontons to more than 150 racetracks and almost 1,300 OTBs throughout North America. We provide similar services in Europe, particularly in The Netherlands and Germany, where we service all 29 racetracks and more than 250 OTBs and bookmaker shops.

Simulcasting of races entails the encryption and transmission of an audio/video signal from one of our uplink trucks located at a racetrack to one of five satellite transponders we control pursuant to long-term leases, and the retransmission of this signal to other racetracks, OTBs and casinos, where the race signal is received and decoded for viewing. In general, we receive a daily event fee from the racetracks for up–linking the video and audio signals and a monthly fee from racetracks, OTBs and casinos for the use of our decoders.

Our encryption/transmission equipment compresses each audio/video signal so that eight signals can be transmitted via one satellite transponder. This technology maximizes the transmission capacity of each of our transponders. Any capacity that we do not use for our simulcasting contracts represents excess time that we may sell to other users of satellite communications, generally for short periods, but, from time to time, under long–term contracts.

        NASRIN®.  In conjunction with our 70% interest in a joint venture with Churchill Downs, we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network, or NASRIN®, that serves almost 150 racetracks and OTBs. Built around AT&T’s international frame relay network, NASRIN® securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities, allowing racetracks and OTBs to expand their simulcast wagering opportunities. The system is designed to link all wagering locations in North America and to serve as a platform for future technology developments. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

        Video Gaming Machines.  We have developed a proprietary line of progressive video gaming machines for use at racetracks in North America. They combine full gaming functionality, such as video poker, blackjack, simulated spinning reels and keno, with full race wagering functionality, including picture–in–picture capabilities. As a result, our video gaming machines allow patrons to wager on horse races and watch simulcasted races or other televised programs on a picture–in–picture video window, while continuing to wager on selected video games. We typically collect a flat fee per terminal plus fees for software upgrades and maintenance.

Venue Management Group

We own and have the right to operate in perpetuity substantially all off–track pari–mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and three other branches, and telephone account wagering for customers in 31 states. We are also the exclusive licensed operator for all pari–mutuel wagering in The Netherlands, with five racetracks and 39 OTBs under a contract with an initial term continuing through June 2003. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

In Connecticut, approximately $222 million was wagered in fiscal 2001 on more than 60 U.S.-based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented several important product and service enhancements, including expanded simulcasting from across the country, common–pool wagering, seven day per week operations at nine locations and expanded telephone wagering. Our license permits us to add an additional location to our operations. Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive is determined by the track where the event is held and varies by type of wager. Our weighted average commission, based on Handle, for our Connecticut operations is approximately 22%. In September 1998, we began providing an extension of our OTB services, including pari–mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its racebook located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven–year agreement. We believe this racebook is a state–of–the–art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals.

In July 1998, we acquired the rights to, and began operating, all on–track and off–track pari–mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2003. We also received additional license approvals to allow us to modernize and expand pari–mutuel wagering in The Netherlands. These approvals allow us to open up to 10 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing.

Fiscal 1999 was the first year since 1991 that Handle in The Netherlands increased over the previous year. This improvement was possible because, in fiscal 1999, we provided simulcasting of Dutch racing to all of the OTBs throughout the entire year, and we added simulcasting of French racing. We currently operate 35 OTB locations countrywide, including three sports cafes, and four on–track OTBs, as well as at four tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 32%.

Telecommunications Products Group

We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost–effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We invested approximately $22 million in our U.K. operations, in 1999 and 2000, to modernize our facilities and increase our prepaid phone card printing capacity from 120 million cards in early 1999 to approximately 700 million cards in 2001. We sell our prepaid phone cards to phone companies for a per unit price.

Contract Procurement

Lottery Group

Government operated lotteries in the U.S. typically operate under state mandated public procurement regulations. See “Government Regulation”. Lotteries select an instant ticket or on–line supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

U.S. instant ticket lottery contracts typically have an initial term of three years and frequently include multiple renewal options which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. on-line lottery contracts typically have a minimum initial term of five years, with additional renewal options. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year.

Pari–mutuel Group

Contract awards by owners of horse and greyhound racetracks, OTBs, casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Our contracts for the provision of pari–mutuel systems services in North America are typically for terms of five years. In addition, our ancillary pari-mutuel services, such as simulcasting, are typically provided under one-year contracts. Historically, we have been successful in renewing our largest pari–mutuel contracts as they have come due for renewal.

Venue Management Group

Our license to provide on–track and off–track services in The Netherlands expires in the year 2003. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the case of Connecticut and The Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operations, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Telecommunications Products Group

Most telecommunications products customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

Research and Product Development

We believe that our ability to attract new lottery and wagering system customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our products, systems and related equipment. We maintain a development program directed toward systems development as well as toward the improvement and refinement of our present products and the expansion of their uses and applications. Many of our product developments and innovations have quickly become industry standards.

Intellectual Property

Certain technology associated with our pari–mutuel wagering and lottery products is the subject of issued patents and patent applications currently pending with the U.S. and selected other countries. Most notable are our patents for the secure printing and validation of probability-based instant lottery tickets. We have a number of registered trademarks and other common law trademark rights for certain of our products, including Winner’s Choice™, Terra 2000®, SciScan Technology®, Aegis™, PROBE®, EXTREMA®, SGI–NET™, ECLIPSE™, NASRIN®, SAM®, STAN™, MAX®, TINY TIM®, On the Wire®, Autotote.com™ and others. The software and control systems for our wagering systems are also the subject of copyright and/or trade secret laws. We are not aware of any pending claims of infringement related to the use of our patents, trademarks or other intellectual property in any of our current businesses in the U.S.

Production Processes; Sources and Availability of Components

Our dedicated computer–controlled printing process is specifically designed for producing instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions which are part of an instant ticket contract with cooperative services.  Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

Production of our lottery and pari-mutuel wagering systems and related component products primarily involves the assembly of electronic components into more complex systems and products. We produce our terminal products primarily at our manufacturing facility in Ballymahon, Ireland, or on a limited basis at our Newark, Delaware administration and development facility. Other manufacturing may be contracted out to third-party vendors, as needed.

We normally have sufficient lead–time between reaching an agreement to provide a lottery or pari-mutuel wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet their requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might diminish. The lead–time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors’ lead–times and is also consistent with the needs of our customers.

Competition

Lottery Group

The instant ticket and on–line lottery business is highly competitive, and our business faces competition from a number of domestic and foreign instant ticket manufacturers, on–line lottery system providers and other competitors, some of whom have substantially greater financial resources than we do. Our business continues to operate in a period of intense price–based competition. The award of contracts by state officials is influenced by factors including price, the ability to optimize lottery revenues through game design, technical capability, marketing capability and applications, the quality, dependability and upgrade capability of the network, production capacity, the security and integrity of the vendor’s production operations, the experience, financial condition and reputation of the vendor and the satisfaction of other requirements and qualifications that lottery authorities may impose. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award.

We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited (“Pollard”), Oberthur Gaming Technologies (“OGT,” a subsidiary of Group Francois–Charles Oberthur of France) and Creative Games International, Inc. (“Creative Games,” a subsidiary of Canadian Bank Note Company, Ltd.).  We estimate that the retail sales value of our U.S. customer base was approximately 65% of total U.S. instant ticket retail sales in 2001.  Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, OGT, Pollard, Creative Games and GPS Honsel.

Our principal competitors in the on–line lottery systems business are GTECH Holdings Corporation (“GTECH”) (with approximately 72% of the U.S. market based on retail sales) and Automated Wagering International Inc. (“AWI”), a subsidiary of International Game Technology. GTECH is also our major competitor in the international on–line market with the balance of the market being served by AWI, EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

Pari–mutuel Group

Our pari-mutuel operations face significant competition from other operators in the pari-mutuel business, other gaming venues such as casinos and state sponsored lotteries and other forms of legal and illegal gaming. We compete primarily on the basis of the design, performance, reliability and pricing of our products as well as customer service. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology.

Our two principal competitors in the North American pari–mutuel wagering systems business are AmTote International, Inc. and International Game Technology, which operates its pari–mutuel wagering systems business through its subsidiary United Tote. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services in this highly fragmented industry. Current and future competitors in Internet–based wagering include YouBet.com and TVG.

Venue Management Group

Our venue management business competes with other pari–mutuel operations as well as other forms of gaming and other entertainment. Competition for wagers comes from casinos, racetracks, lotteries and other forms of legal and illegal gambling. Other gaming competitors operate in our licensed markets and in surrounding areas and compete for our customers, and additional competitors could be licensed, or existing regulations could be changed, so as to adversely affect our competitive position.

Telecommunications Products Group

The market for prepaid phone cards is highly fragmented but competition comes from other instant ticket lottery printers utilizing similar lottery security and printing technologies, as well as alternative printing and non–printing technologies. Our telecommunications products operations compete with other printing companies on the basis of price, availability, product features and product security. There is competition within our class of products and other technologies to provide the desired functionality. There are alternative technologies such as smart cards or alternative means to provide the funding of telephone services. We are investing in new higher speed and higher capacity printing and packaging technologies that we believe, in combination with our lottery security and logistics expertise, will provide us a competitive advantage in this market. Our competitors in this area include OGT, Schlumberger Limited and Gemplus S.A.

Security

We recognize that security and integrity are the foundation of successful lottery and pari-mutuel organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery employees and others. Because the integrity of a lottery is essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. We are not aware of any practical, economically feasible way to breach the security of our instant lottery tickets, on–line games or pari-mutuel operations which could result in a material loss to any of our customers, nor are we aware of any breach thereof which has resulted in any material loss to any of our customers.

We constantly assess the adequacy of our security systems, incorporating various improvements, such as bar coding and additional layers of protection in our instant tickets. We have effected security safeguards in areas of ticket specifications, production, packaging, delivery, distribution and accounting. Also, computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control have been incorporated in our data processing and the computer operations phase. We also retain a major public accounting firm to perform agreed upon procedures for each game produced before it is sent to the customer.

Employees

As of December 31, 2001, we employed approximately 2,750 persons.  Most of our U.S. pari–mutuel employees involved in field operations and equipment repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts, extending through October 2005 and May 2004, respectively.  Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union.  Three of our lottery employee groups are represented by a labor union: our employees in Austria are represented by a Worker’s Council, which is typical of many European companies; at the United Kingdom facility, approximately 328 employees are members of the Graphic Print and Media Union; and our lottery employees in Connecticut are represented by Truck Drivers, Chauffeurs, Warehousemen & Helpers Union Local No. 671.

Regulation

General

Lotteries, pari–mutuel wagering, sports wagering, and video gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing of a license applicant and its subsidiaries. Regulators in those jurisdictions review many facets of an applicant for or holder of a license including, among other items, financial stability, integrity and business experience. We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

In December 2000, Congress enacted legislation authorizing patrons to place pari-mutuel wagers, where lawful in each state involved, by “telephone or other electronic media” with off track betting systems in the same or different state.  Regulatory authorities continue to review and interpret this legislation.  New legislation may be enacted that would impose other restrictions on telephone and Internet wagering operations, and we are unable to predict whether such interpretations or legislation, if any, would have a material adverse impact on us.

While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet and state regulators have expressed concerns to us regarding such wagering by their citizens through racetracks serviced by our pari-mutuel wagering systems. We cannot assure you that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that such proceeding, if any, would not have a material adverse impact on us or our business plans. Additionally, although we believe that a December 2000 Federal amendment to the Interstate Horseracing Act of 1978 clarifies that account wagering, off-track betting and inter-track simulcasting, as currently conducted by the U.S. horse racing industry, are authorized under U.S. Federal law, the amendment may not be interpreted in this manner by all concerned. We cannot assure you that we can continue to conduct our pari-mutuel, account wagering, OTB and race simulcasting operations in all of the jurisdictions in which we currently operate or that a discontinuation of any of these operations would not have a material adverse impact on us or our business plans.

We have developed and implemented an extensive internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering–related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day–to–day basis by a full–time compliance officer and is overseen by the Compliance Committee authorized by our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Lottery Operations

At the present time, 38 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually fixed by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor’s employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor’s securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

From time to time we retain governmental affairs representatives in various states of the U.S. to advise legislators and the public concerning our views on lottery legislation, to monitor such legislation and to advise us in our relations with lottery authorities. We also make campaign contributions to various state political parties and state political candidates. We believe we have complied with applicable laws and regulations concerning campaign contributions and lobbying disclosures.

The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the U.S. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we have, in a number of instances, allied ourselves with a local company when seeking foreign lottery contracts. Laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

Pari–mutuel Wagering

Forty–three states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari–mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, conduct pari–mutuel wagering on greyhound races. In addition, Connecticut, Rhode Island, Florida and Mexico also allow pari–mutuel wagering on jai alai matches.

Companies that manufacture, distribute and operate pari–mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require a company, as well as its directors, officers, certain employees and holders of 5% or more of the company’s common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of the company and its key personnel and stockholders in order to ensure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause the company’s licensing status to come under review in other jurisdictions as well.

In order for any of our subsidiaries to provide pari–mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission (“New Jersey Commission”) as a gaming related casino service industry in accordance with the New Jersey Casino Control Act (the “Casino Control Act”) and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the New Jersey Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the New Jersey Commission traditionally has waived the qualification for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue.

The New Jersey Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non–compliance. The New Jersey Commission may require that persons holding five percent or more of our Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation’s equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the New Jersey Commission.

As a consequence of the sale of our convertible preferred stock, in 2000 the Casino Control Act required our subsidiary that held a casino service industry license to relinquish said license upon the closing of that sale and apply anew for licensure. We obtained preliminary approval from the New Jersey Racing Commission and transactional waivers from the New Jersey Commission that allow us to continue providing services to Atlantic City casinos pending investigation of the new application that we filed and until our subsidiary is relicensed and our directors, officers and certain security holders are qualified. The purchasers of our convertible preferred stock and certain of their directors, officers and shareholders may be required to seek qualification or to seek waiver of qualification. We believe that all the foregoing actions will be satisfactorily concluded in due course. However, there can be no assurance that this will be the case, and our failure to obtain any of the foregoing approvals could have a material adverse effect on us or our business plans.

Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut (the “Division”) may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off–track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division’s regulation. We have expanded the market for our “business–to–consumer” On the Wire® account wagering business through our Connecticut OTB from 13 states to 31 states.

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

Video Gaming

Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as VGMs or video lottery terminals (“VLTs”), depending on the jurisdiction. These devices represent a growing area in the wagering industry. We or our subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs or VLTs.

Twenty-seven states and Puerto Rico authorize wagering on VGMs or VLTs at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, such as Rhode Island, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Native American tribes throughout the U.S. are also authorized to operate these devices on reservation lands. In addition, all of the Canadian provinces and various foreign countries have authorized their use.

From time to time, government officials in other states consider proposals to legalize or expand video gaming or video lottery in their states. Many legislators have been enthusiastic about the potential of video gaming to raise significant additional revenues. Some officials, however, are reluctant to expand gaming industry opportunities or have expressed a desire to limit video gaming to established wagering facilities if video gaming is authorized in their jurisdiction at all.

Companies that manufacture, sell or distribute VGMs or VLTs are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to ensure the responsibility, financial stability and character of equipment manufacturers and their key personnel and stockholders through licensing requirements, (ii) to ensure the integrity and randomness of the machines, and (iii) to prohibit the use of VGMs or VLTs at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs and VLTs generally resemble the pari–mutuel and sports wagering regulations in all the basic elements described above.

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

The West Virginia Lottery Commission has licensed us or our subsidiaries to supply VLTs to authorized pari–mutuel racing facilities in that state in accordance with the Racetrack Video Lottery Act. The West Virginia Lottery Commission has also granted one of our subsidiaries a Limited Video Lottery Manufacturers License.

In Canada, one of our subsidiaries has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with Ontario’s Gaming Control Act, 1992 and the Alberta Gaming and Liquor Commission in accordance with its Gaming and Liquor Act of Alberta. Another subsidiary has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of Ontario, Alberta and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario, Alberta and Manitoba have the authority to conduct thorough background investigations of us, our officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of our registrations in Ontario, Alberta and Manitoba.

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

Federal law also affects our video gaming industry activities. The Federal Gambling Devices Act of 1962 (the “Devices Act”) makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the U.S., or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of our products, such as the PROBE® XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari–mutuel wagering at a racetrack, such as our pari–mutuel wagering terminals. We have registered under the Devices Act and believe we are substantially in compliance with all of the Devices Act’s record–keeping and equipment identification requirements.

Simulcasting

The Federal Communications Commission regulates the use and transfer of earth station licenses used to operate our domestic simulcasting operations.

At present, 43 states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize interstate and/or intrastate pari–mutuel wagering, which may involve the simulcasting of the races in question. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari–mutuel wagering and are generally enforced by pari–mutuel regulators. In addition, contracts with host tracks whose races are simulcast by us to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. We believe that we are in substantial compliance with applicable regulations and that we, and/or the appropriate third parties, have entered into contracts and obtained the necessary regulatory approvals to conduct current simulcast operations lawfully.

Nevada Regulatory Matters

We and certain of our wholly–owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada (collectively, the “Applications”). There can be no assurances that the pending Applications by us and our Nevada Operating Subsidiaries will be approved or that, if approved, they will be approved on a timely basis or without conditions or limitations.

The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off–track pari–mutuel wagering system in Nevada, the operation an off–track pari–mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), and various local, city and county regulatory agencies (collectively referred to as the “Nevada Gaming Authorities”).

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

We are an applicant for registration by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly–owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor and operator of a slot machine route, an operator of an off–track pari–mutuel wagering system and an operator of an off–track pari–mutuel sports wagering system (our “Nevada Operating Subsidiaries”). As a Registered Corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our Nevada Operating Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We and our Nevada Operating Subsidiaries have or will apply to the Nevada Gaming Authorities for the various registrations, approvals, permits, findings of suitability and licenses (collectively “Gaming Licenses”) in order to engage in manufacturing, distribution, slot route activities, and off–track pari–mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to us and our Nevada Operating Subsidiaries if they are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

We and our Nevada Operating Subsidiaries will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our Nevada Operating Subsidiaries will be required to be reported to or approved by the Nevada Commission. If we are licensed by the Nevada Gaming Authorities, any (i) guarantees issued by our Nevada Operating Subsidiaries in connection with any public financing; (ii) hypothecation of the assets of our Nevada Operating Subsidiaries as security in connection with any financing; and/or (iii) pledges of the equity securities of our Nevada Operating Subsidiaries as security in connection with any public financing will require the approval of the Nevada Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our Nevada Operating Subsidiaries, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our Nevada Operating Subsidiaries, us and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our Nevada Operating Subsidiaries could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation’s corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Also under the Nevada Act and under certain circumstances, an “institutional investor” as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities for investment purposes only.  An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity’s board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the equity’s management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

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

After becoming a Registered Corporation, we may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds from that sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. While we are not yet subject to the provisions of the Nevada Act or the regulations of the Nevada Commission, such regulations also provide that any entity that is not an “affiliated company,” as such term is defined in the Nevada Act, or which is not otherwise subject to the Nevada Act or such regulations, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Commission for prior approval of such offering. The Nevada Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Board Chairman has ruled that it is not necessary to submit an application.

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

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an off–track pari–mutuel wagering system.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Application of Additional or Future Regulatory Requirements

In the future, we intend to seek the necessary licenses, approvals and findings of suitability for us, our personnel and products in other jurisdictions throughout the world wherever significant sales are anticipated to be made. There can be no assurance, however, that such licenses, approvals or findings of suitability will be obtained or, if obtained, will not be conditioned, suspended or revoked or that we will be able to obtain the necessary approvals for any future products as they are developed. If a license, approval or a finding of suitability is required by a regulatory authority and we fail to obtain the necessary license, approval or finding, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

Executive Officers of the Company

Certain information concerning our executive officers is set forth below:

Name	Age	Position
A. Lorne Weil	56	Chairman of the Board, President and Chief Executive Officer
Martin E. Schloss	55	Vice President, General Counsel and Secretary
DeWayne E. Laird	54	Vice President, Chief Financial Officer and Controller
William J. Huntley	52	President, Systems Division of Scientific Games International, Inc.
Cliff O. Bickell	59	President, Printed Products Division of Scientific Games International, Inc.

Our Executive Officers hold office for an indefinite term, subject to the discretion of our Board of Directors.

A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Board since October 31, 1991, Chief Executive Officer since April 1992 and President since August 1997.  Mr. Weil held various senior management positions with us and our subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until we acquired it in 1989.  Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992.  Mr. Weil is currently a director of Fruit of the Loom, Inc. and Bluefly, Inc.

DeWayne E. Laird has been the Company’s Vice President and Chief Financial Officer since November 1998 and our Corporate Controller since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

Martin E. Schloss has been the Company’s Vice President and General Counsel since December 1992 and Secretary since May 1995.  Mr. Schloss also serves as a Vice President and Secretary of most of our subsidiaries.  From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one–half years.

William J. Huntley joined the Company in 1973 and has served as served as President of Scientific Games International, Inc.’s Systems division since September 2000.  Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc.  He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

Cliff O. Bickell became President–Printed Products Division of Scientific Games International, Inc. in September, 2000 after the SGHC acquisition. Having joined SGHC in 1995, he previously served as Vice President, Treasurer and Chief Financial Officer. Prior to joining SGHC, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi–national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration—Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

ITEM 2.      PROPERTIES

The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/leased	Purposes
Corporate	New York, NY	12,000	Leased	Corporate Headquarters
Pari-Mutuel	Newark, DE	45,000	Leased	Administration, operations and manufacturing
	Essen, Germany	4,000	Leased	Operations
	Various	28,500	Leased	Warehouse space
	Cedex, France	10,000	Owned	Administration and operations
Venue Management	Various cities, CT	44,000	Leased	OTB facilities
	New Haven, CT	2,000	Leased	Administration
	The Netherlands	16,000	Leased	Administration and operations
	Various cities, The Netherlands	44,000	Leased	OTB facilities
	Windsor Locks, CT	39,000	Owned	OTB facility
	New Haven, CT	55,000	Owned	OTB facility, administration and operations
Lottery	Rocky Hill, CT	17,000	Leased	Administration and operations
	Barre, VT	3,100	Leased	Administration
	Concord, NH	5,600	Leased	Administration and operations
	Helena, MT	4,000	Leased	Administration and operations
	Urbandale, IA	7,500	Leased	Administration and operations
	Gardner, ME	10,000	Leased	Administration and operations
	Blythewood, SC	20,000	Leased	Administration and operations
	Ballymahon, Ireland	10,000	Leased	Manufacturing
	Vienna, Austria	10,000	Leased	Administration and operations
	Paris, France	12,000	Leased	Administration and operations
	Various	200,000	Leased	Warehouse space
	Alpharetta, GA	245,000	Owned	Manufacturing
Telecommunication Products	Leeds, England	150,000	Owned	Manufacturing

ITEM 3.      LEGAL PROCEEDINGS

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now in liquidation), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A., or Ecosalud, an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado, or Seguros. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond.

The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. In a case brought in U.S. District Court in Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI's view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7.0 million (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2.4 million, but it vacated that part of the judgment awarding approximately $4.6 million based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3.7 million to the Colombian surety. On February 26, 2002, SGI drew upon a $1.5 million letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Colombia remain unresolved.

SGI has been advised by Colombian counsel that SGI has various defenses on the merits as well as procedural defenses to Ecosalud's claims. We intend to vigorously pursue these defenses, as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since January 29, 2002, our outstanding common stock has been listed for trading on the Nasdaq National Market under the symbol “SGMS”.  Between April 27, 2001 and January 28, 2002, our common stock was traded on the American Stock Exchange under the symbol “SGM”.  Prior to April 27, 2001, our common stock was listed on the American Stock Exchange under the symbol “TTE”.  The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2000 (November 1, 1999 - October 31, 2000)
First Quarter	$4.69	$2.25
Second Quarter	5.31	3.06
Third Quarter	4.88	3.00
Fourth Quarter	4.75	2.95
November 1, 2000 - December 31, 2000	3.75	2.50
Fiscal 2001 (January 1, 2001 - December 31, 2001)
First Quarter	3.60	1.95
Second Quarter	5.89	1.94
Third Quarter	5.93	3.00
Fourth Quarter	8.75	3.62
Fiscal 2002
First Quarter through March 19, 2002	10.05	8.10

On March 19, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $8.85 per share. There were approximately 1,654 holders of record of our common stock as of March 15, 2002.

We have never paid any cash dividends on our Class A common stock.  The Board presently intends to retain all earnings, if any, for use in the business.  Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board.  Further, under the terms of the Indenture governing our 12½% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined) are not permitted to pay any cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

The terms of our outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which must be paid-in-kind in the form of additional shares of Preferred Stock until the ninth dividend payment, in September 2002, and thereafter may be paid-in-kind at the Company’s option.  We issued an aggregate of 21,000 shares of Preferred Stock in payment of the September 2000 to December 2000 dividends, and an aggregate of 71,000 shares of Preferred Stock in payment of the January 2001 to December 2001 dividends, pro rata to the holders of the outstanding Preferred Stock, as a dividend on the Preferred Stock originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4 (2) thereof, and without additional consideration.

                The foregoing is only a summary of certain terms of our Series A Convertible Preferred Stock, the Warrants and related agreements and is qualified by reference to Exhibits 3.2, 10.11, 10.26, and 99.5 which are hereby incorporated by this reference.

ITEM 6.       SELECTED FINANCIAL DATA

Selected historical financial data presented below as of and for the years ended October 31, 1997, 1998, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors.

The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1995 through 2000, including the acquisition of SGHC since September 6, 2000.  In connection with the acquisition of SGHC, the Company changed its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001.  As a result, the following summary presents selected financial data for the years ended October 31, 1997, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000 and the year ended December 31, 2001.  These dates should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8 of this Annual Report.

SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Years Ended				Two Months Ended	Year Ended
	October 31,				December 31,
	1997	1998	(c) 1999	(e) 2000	2000	2001
Selected Statement of Operations Data:
Operating Revenues:
Services	$132,989	135,790	148,660	186,520	57,584	364,567
Sales	24,343	23,523	62,488	46,828	9,007	75,674
	157,332	159,313	211,148	233,348	66,591	440,241
Costs and Expenses:
Cost of services	$80,496	88,916	99,496	126,601	39,592	231,285
Cost of sales	15,396	15,739	43,937	29,299	5,547	47,158
Selling, general and administrative	28,444	26,205	27,178	35,664	9,902	56,695
Depreciation and amortization	36,728	29,489	22,189	27,826	8,598	55,209
Interest expense	14,367	15,521	16,177	31,231	8,790	50,363
Other (income) expense	79	(1,064)	15	(456)	(247)	37
(Gain) loss on sale of businesses	(a) (1,823)	(b) 66	(d) 1,600	—	—	—
Total costs and expenses	173,687	174,872	210,592	250,165	72,182	440,747
Income (loss) before income tax expense (benefit) and extraordinary items	(16,355)	(15,559)	556	(16,817)	(5,591)	(506)
Income tax expense (benefit)	906	321	177	1,603	(677)	78
Income (loss) before extraordinary items	(17,261)	(15,880)	379	(18,420)	(4,914)	(584)
Extraordinary losses	426	—	—	(f)12,567	—	—
Net income (loss)	(17,687)	(15,880)	379	(30,987)	(4,914)	(584)
Convertible preferred paid-in-kind dividend	—	—	—	1,014	1,143	7,051
Net Income (loss) available to common stockholders	$(17,687)	(15,880)	379	(32,001)	(6,057)	(7, 635)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items	$(0.50)	(0.44)	0.01	(0.50)	(0.12)	(0.01)
Extraordinary items	(0.01)	—	—	(0.34)	—	—
Net Income (loss)	$(0.51)	(0.44)	0.01	(0.84)	(0.12)	(0.01)
Net Income (loss) available to common stockholders	$(0.51)	(0.44)	0.01	(0.87)	(0.15)	(0.19)
Weighted average number of shares used in per share calculation:
Basic shares	34,469	35,696	36,118	36,928	40,025	40,340
Diluted shares	34,469	35,696	38,343	36,928	40,025	40,340

Selected Balance Sheet Data (End of Period):
Total assets	$153,541	156,500	165,559	647,215	636,967	601,952
Total long-term debt, including current installments	149,857	158,870	157,144	443,834	440,680	439,735
Stockholders’ equity (deficit)	(33,240)	(48,638)	(48,219)	34,319	28,153	24,078

The following notes are an integral part of these selected historical consolidated financial data.

(a)     Reflects $1,823 of unusual income resulting from the gain on the sale of our Tele Control business.

(b)     Reflects $66 of unusual loss resulting from the adjustment of prior sales of our CBS and Tele Control businesses for the fiscal year ended October 31, 1998.

(c)     Effective November 1, 1998, we lengthened the depreciable lives of pari-mutuel terminals from seven to ten years as a result of the renewal of a number of key service contracts and the realized equipment durability. The change in the depreciable lives of pari-mutuel terminals resulted in an approximate $1,100 improvement in net income (loss) and a $0.03 improvement in net income (loss) per basic and diluted share in each of the four quarters of fiscal 1999.

(d)     Reflects $1,600 of unusual loss resulting from the sale of our SJC Video business.

(e)     In the fourth quarter of fiscal year ended October 31, 2000, we recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of common stock to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required prefunding of our 12 ½% Senior Subordinated Notes, and approximately $2,300 of incremental business integration costs as a result of the acquisition of SGHC.  The Company also recorded a $1,135 write-off of its option to purchase Atlantic City Race Course as a result of the New Jersey legislature’s failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes due August 1, 2004.

(f)      Reflects $12,567 of write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                    OPERATIONS

Background

We are a leading worldwide provider of services, systems and products to both the instant ticket lottery industry and pari-mutuel wagering industry based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world’s only fully integrated lottery service provider, offering lottery authorities on-line lottery systems, instant tickets and cooperative services programs.

On September 6, 2000, our predecessor company, Autotote Corporation, completed the acquisition of SGHC. The acquisition was completed through a merger in which SGHC became our wholly-owned subsidiary at a cost of approximately $308 million in aggregate merger consideration paid to SGHC stockholders, plus related fees and expenses. The acquisition has been recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The operating results of SGHC’s businesses have been included in the consolidated statements of operations from the date of the acquisition.

Our revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are generally earned pursuant to multi-year contracts to provide instant ticket and related services and on-line and pari-mutuel wagering systems and services, or are derived from wagering by customers at facilities we own or lease. We believe our service revenues are recurring in nature.  Sales revenues are derived from sales of prepaid phone cards and from the sale of wagering systems, equipment, and software licenses.

Prior to the SGHC acquisition, we operated primarily in three business segments: Pari-mutuel Operations, Venue Management Operations and Lottery Operations. Subsequent to the acquisition of SGHC, we reorganized our operations into four business segments: Lottery Group, Pari-Mutuel Group, Venue Management Group and Telecommunications Products Group.

Our Lottery Group derives revenues from the sale of instant lottery tickets and related services and the sale or operation of on-line lottery systems. In 2001, our Lottery Group accounted for approximately 65% of all retail sales of instant lottery tickets in the United States.  In the instant ticket business, we typically sell our tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold by a state lottery.  In the on-line lottery market in the United States, we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets; in international markets, we generally sell our lottery systems to the lottery operators.  “On-line” lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions.

Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services  includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business is comprised of our historical Lottery Operations segment as well as SGHC’s systems business, both of which include the supply of transaction processing software for the accounting and validation of both instant ticket  and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. We currently operate on-line lottery systems for seven of the 40 on-line lottery authorities in the United States, and we believe we are the second largest on-line lottery provider in Europe. This product line also includes software and hardware and support service for sports betting and credit card processing systems.

Our Pari-mutuel Group is a leading worldwide provider of wagering systems to the pari-mutuel wagering industry, to which we also provide related race broadcasting and telecommunications services.  Our Pari-mutuel Group is comprised of the same businesses historically reported as our Pari-mutuel Operations segment and encompasses our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment.   We provide our systems and services to thoroughbred, harness and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted.  We are generally paid a percentage of all racing industry wagers, or Handle, processed by our wagering systems, and we receive a service fee for our satellite communications services on a per event or a monthly subscription basis. In 2000, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted in North America.

Our Venue Management Group is comprised of the same businesses historically reported in our Venue Management

Operations segment and includes our Connecticut OTB operations and our Dutch on-track and off-track betting operations.

Our Telecommunications Products Group is comprised of our prepaid cellular phone card business.

In the second quarter of fiscal 2000, we completed the sale of our SJC Video business, which had previously been reported as a separate segment.

The first and fourth quarters of the calendar year traditionally comprise the weakest seasons for our pari-mutuel wagering businesses. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket position, lottery retail sales and general economic conditions.

Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of SGHC in 2000 and of our German pari-mutuel service business in fiscal 1999, which were both accounted for as purchases, all affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements).

In connection with the acquisition of SGHC, we changed our fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. Effective April 27, 2001, we changed our corporate name from Autotote Corporation to Scientific Games Corporation.  On January 29, 2002, we transferred the listing for our Class A common stock to the Nasdaq National Market, and our trading symbol was changed to SGMS.

Critical Accounting Policies

The SEC recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us: revenue recognition, valuation of long-lived and intangible assets and goodwill, and management estimates.

Revenue recognition.  Almost all of our revenues, except revenues earned from the sale of wagering systems, are earned pursuant to contractual terms and conditions either as a percentage of the amount wagered or when products are shipped to the customer and the customer assumes ownership of the product. Such revenues do not involve difficult, subjective or complex judgements.

Revenues from fixed price contracts to provide wagering systems including equipment and software licenses are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to estimated total costs to complete with revisions to estimated costs reflected in the period in which changes become known.  Anticipated losses on fixed price contracts are recognized when the losses can be estimated.  Recognition of revenue under the percentage of completion method requires us to make estimates regarding the resources required or the scope of work to be performed.  If we do not accurately estimate the extent of work to be performed, manage our projects properly or complete our contracts within the specified time period, we may experience changes in revenues and resulting reductions in margins or losses on our contracts in subsequent periods.

At the time we enter into service or sales contracts, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured.  We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.  If a significant portion of our fee is due beyond our normal payment terms which may vary depending on the nature of the contract and location of the customer, we account for the fee as not being fixed and determinable and recognize the revenue when payments become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  For our international customers, we frequently require collateral in the form of a letter of credit for all or a portion of our fee. If we determine collection is not reasonably assured, we defer the fee and recognize the revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Valuation of long-lived and intangible assets and goodwill.  We assess the recoverability of long-lived assets and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Factors we consider important which could trigger an impairment review include:

•          significant under performance relative to expected historical performance or projected future operating results;

•          significant changes in the manner of or use of the acquired assets or the strategy of our overall business;

•          significant adverse change in the legality of our business ventures or the business climate in which we operate; and

•          loss of a significant customer.

When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of funds, or by a comparison to third party indications of fair market value.  At December 31, 2001, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $500 million.

On January 1, 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing approximately $242 million of goodwill and intangible assets determined to have indefinite useful lives.  We had recorded approximately $14.2 million of amortization expense of these amounts during 2001. We are now required to perform an initial impairment review of our intangible assets with indefinite useful lives by the end of the first quarter of 2002 and of goodwill by the end of the second quarter of 2002.  We do not expect that our impairment review of our  intangible assets with indefinite useful lives will result in a material impact to our consolidated financial statements in 2002.  Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized.

Management estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the more significant estimates made by management involve percentage of completion for contracted lottery and pari-mutuel wagering systems, as discussed above, evaluation of the recoverability of assets including accounts receivable, inventories and long-lived assets and the assessment of litigation and contingencies, including income taxes.

Management specifically evaluates the recoverability of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, past collection experiences with specific customers, current economic trends and changes in customer payment terms.  We do not require our customers to provide collateral for services provided pursuant to our service contracts.  For sales of equipment and wagering systems to international customers we generally require that no less than a significant portion of the amounts to be paid, be collateralized by irrevocable letters of credit.  Changes in the underlying financial condition of our customers could result in a material impact to our results of operation and financial position.

Our inventory consists principally of parts and finished goods to which we provide a reserve for obsolete and slow moving items.  We continually evaluate the adequacy of our reserves by reviewing historical rates of scrap, on-hand quantities as compared to historical and projected usage levels, orders for new equipment, and contractual requirements to service our installed base of equipment.

We record a liability pertaining to pending litigation based on our best estimate of a potential loss, if any,  or at the minimum end of the range of loss in circumstances where the range of loss can be reasonably estimated.  Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we continually revise our estimated losses as additional facts become known.

We have a history of losses which have generated sizeable net operating loss carry forwards for both state and Federal tax purposes.  We are required under accounting principles generally accepted in the United States of America to record a valuation allowance offsetting our deferred tax asset associated with these net operating loss carry forwards if we are not able to demonstrate that it is more likely than not that we will generate sufficient taxable income in future years to allow us to utilize some or all of the net operating loss carryforwards. Although we earned approximately $6.0 million of taxable income in the U.S. in fiscal 2001 and utilized a portion of our net operating tax loss carryforward to offset taxes which would have otherwise been due, our history of losses precludes us, at this time, from recognizing any of our tax loss carryforwards. When we are able to demonstrate through subsequent profitable operations that it is more likely than not that we will have taxable income, we would then reverse the valuation allowance and reflect the full value of our deferred tax asset at that time.

Related Party Transactions

Statement of Financial Accounting Standards No. 57, Related Party Disclosures, requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements.  We historically have not been a party to material transactions involving related persons or entities.  We are currently part of a consortium which includes Lottomatica S.p.A., our largest equity investor, that has been awarded a contract to be the exclusive operator for instant tickets in Italy.  This award has been protested and is being reviewed in the Italian courts. If the award is ratified, we expect to enter into a contract, which initially would provide for the printing of tickets and the installation of a new centralized system, along with a full complement of cooperative services.

Results of Operations

Because the acquisition of SGHC in September 2000 had such a significant effect on our business and because we also changed our year end reporting date, we do not believe that a comparison of the actual results for the year ended December 31, 2001 to the actual results for the year ended October 31, 2000 is meaningful. Therefore, the following analysis of our results of operations for 2001 are being compared to the pro forma results for the year ended December 31, 2000, as if SGHC had been acquired at the beginning of 2000.

Year ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

	Year Ended December 31, 2001
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567

Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Gross profit	86,767	40,853	17,733	16,445	161,798

Selling, general and administrative	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	35,633	15,098	2,674	1,804	55,209
Segment operating income	$25,499	15,017	12,434	9,706	62,656
Unallocated corporate selling, general and administrative costs					$12,762
Consolidated operating income					$49,894
Interest expense					$50,363

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Group	Totals
	(in thousands)
Service revenues	$199,692	79,776	61,987	—	341,455

Sales revenues	26,973	16,583	—	39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Gross profit	70,293	40,052	17,050	16,941	144,336

Selling, general and administrative	33,864	12,869	2,914	5,601	55,248
Depreciation and amortization	29,109	16,899	2,802	1,633	50,443
Segment operating income	$7,320	10,284	11,334	9,707	38,645
Unallocated corporate selling, general and administrative costs					$14,892
Consolidated operating income					$23,753
Interest expense					$50,978

Revenue Analysis

For the year ended December 31, 2001, revenues of $440.2 million improved $15.6 million or 4% overall as compared to the pro forma prior year, reflecting a $23.1 million or 7% increase in service revenues which was partially offset by a $7.5 million or 9% decrease in sales revenues.

The increase in service revenues in 2001 is primarily attributable to a $24.2 million or 12% increase in revenues in the Lottery Group of which $9.3 million is attributable to a full year operation for the Vermont and New Hampshire lotteries and the start-up of the Iowa and Maine lotteries in July 2001, and $11.8 million is attributable to continued solid growth in instant ticket sales and cooperative service revenues.  Pari-mutuel Group service revenues of $79.8 million were flat compared to the pro forma prior year with increases in the North American market of $2.0 million being offset by lower Handle in the European markets and the strengthening of the dollar.  The $1.1 million decline in Venue Management Group revenues to $60.9 million in 2001 as compared to pro forma 2000 is evenly attributable to the strengthening of the dollar and to lower revenues in Connecticut because of the reduced take-out rate implemented by the New York Racing Association in July 2001, and the loss of Handle immediately following the September 11, 2001 attack.

The $7.5 million decrease in sales revenues to $75.7 million in 2001 as compared to pro forma 2000 is primarily attributable to the completion in 2000 of the EXTREMA® terminal sales contract to Sisal Sport Italia S.p.A.  This decrease was partially offset by $4.0 million of new lottery related equipment sales in 2001 plus a $2.5 million or 6% increase in prepaid phone card sales reflecting the benefit from a 22% volume growth rate partially offset by product price decreases.

Gross Profit Analysis

The gross profit earned, exclusive of depreciation and amortization, of $161.8 million in the year ended December 31, 2001 increased $17.5 million or 12% from the pro forma prior year primarily as a result of revenue improvements and cost control measures in the Lottery Group. Cost control measures implemented in the Pari-mutuel Group and the Venue Management Group, including the restructuring of the operations in Germany, France and The Netherlands, also contributed to the overall improvement in margins. In addition, similar cost control measures helped to reduce the effect of selling price reductions in the prepaid phone card business.

Gross profit as a percentage of service revenues in the year ended December 31, 2001 increased to 37% in the year ended December 31, 2001, compared to 33% in the pro forma prior year. This gross profit increase results primarily from revenue improvements and cost control measures across all segments of our service businesses.  Gross profit as a percentage of sales revenues was 38% in the year ended December 31, 2001, the same as in the pro forma prior year, reflecting a comparable mix of systems and equipment sold in the periods.

Expense Analysis

Selling, general and administrative expenses, including software development costs, of $56.7 million in the year ended December 31, 2001 were $13.4 million or 19% lower than in the pro forma prior year primarily as a result of cost reduction programs and merger-related synergies.

Depreciation and amortization expense of $55.2 million in the year ended December 31, 2001 increased $4.8 million or 9% from $50.4 million in the pro forma prior year as a result of depreciation on new computer systems and terminals for the expanded domestic lottery business, depreciation on the year 2000 expansion of the Alpharetta, Georgia printing facility and the new Leeds, United Kingdom printing facility.

Interest expense of $50.4 million in the year ended December 31, 2001 decreased $0.6 million from $51.0 million in the pro forma prior year due to lower interest rates on floating rate debt and lower average debt outstanding during the year 2001.

Other expense of $0.04 million in the year ended December 31, 2001 consisted primarily of currency translation expense, and other income of $0.4 million in the pro forma year ended December 31, 2000 consisted primarily of interest on invested excess cash.

Income Tax Expense

We recorded an income tax expense of $0.08 million in the year ended December 31, 2001.  Federal, state and foreign taxes in the year 2001 were mostly offset by the usage of existing net operating loss carryforwards in the amount of $2.6 million plus the reversal of deferred tax liabilities provided in connection with the acquisition of SGHC. No current tax benefit has been recognized on the remaining value of the domestic net operating loss carryforwards in the period.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

	Year Ended October 31, 2000
	Lottery Group	Pari - Mutuel Group	Venue Management Group	Telecommunications/ SJC Video Group	Totals
	(in thousands)
Service revenues	$43,219	81,563	61,411	327	186,520
Sales revenues	21,161	19,678	—	5,989	46,828
Total revenues	64,380	101,241	61,411	6,316	233,348
Gross profit	17,136	40,885	16,785	2,642	77,448
Selling, general and administrative	4,903	12,515	2,875	1,799	22,092
Depreciation and amortization	7,746	17,034	2,830	216	27,826
Segment operating income	$4,487	11,336	11,080	627	27,530
Unallocated corporate selling, general and administrativecosts					$13,572
Consolidated operating income					$13,958
Interest expense					$31,231

	Year Ended October 31, 1999
	Lottery Group	Pari - Mutuel Group	Venue Management Group	SJC Video Group	Totals
	(in thousands)
Service revenues	$10,238	75,788	61,562	1,072	148,660
Sales revenues	39,102	23,386	—	—	62,488
Total revenues	49,340	99,174	61,562	1,072	211,148
Gross profit	12,672	39,612	15,121	310	67,715
Selling, general and administrative	1,353	13,187	3,013	2,055	19,608
Depreciation and amortization	2,297	16,386	2,778	728	22,189
Segment operating income (loss)	$9,022	10,039	9,330	(2,473)	25,918
Unallocated corporate selling,general and administrative costs					$9,170
Consolidated operating income					$16,748
Interest expense					$16,177

Revenue Analysis

For the year ended October 31, 2000, revenues of $233.3 million increased 10% overall as compared to the prior year, reflecting a $37.9 million increase in service revenues which was partially offset by a $15.7 million decrease in sales revenues.

The increase in service revenues in 2000 is primarily attributable to the $33.0 million increase in revenues in the Lottery Group as a result of the acquisition of SGHC in September 2000, a full year operation for the Montana lottery, and the start-up of the Vermont and New Hampshire lotteries in July 2000.  Pari-mutuel service revenues increased $5.8 million or 7.6% reflecting revenue improvements in the NASRIN® service operation and the addition of expanded German operations in the fourth quarter of 1999. Venue Management Group revenues in 2000 were down slightly from 1999 because increased Handle related revenues in Connecticut were offset by the strengthening of the dollar against our operations in The Netherlands.

The $15.7 million decrease in sales revenues in 2000 is primarily attributable to a $17.9 million decrease in sales revenues in the Lottery Group due to the one-time equipment sale to the Montana Lottery in fiscal 1999 and the sale of fewer EXTREMA® terminals to Sisal Sport Italia S.p.A. in 2000. In addition, the Pari-mutuel Group sales revenues declined $3.7 million in 2000 primarily due to the fiscal 1999 sale of terminals to the UK Tote, partially offset by fiscal 2000 systems and equipment sales to our customers in Italy and Chile. These declines were offset by the addition of revenues of $6.0 million for the Telecommunications Products Group which was part of the acquisition of SGHC.

Gross Profit Analysis

The gross profit earned, exclusive of depreciation and amortization, of $77.4 million in the year ended October 31, 2000 increased $9.7 million from fiscal 1999 primarily as a result of the acquisition of SGHC in September 2000, coupled with increased service revenues discussed above and cost control programs in the Pari-mutuel Group and the Venue Management Group.

Gross profit as a percentage of service revenues in the year ended October 31, 2000 decreased to 32% compared to 33% in fiscal 1999, primarily as a result of start-up production costs associated with the new printing press and excess systems costs in the Lottery Group in the fourth quarter of fiscal 2000.  The gross profit as a percent of sales revenues was 37% in fiscal 2000, an increase from the gross profit percent of 30% in fiscal 1999 as a result of changes in the mix of equipment and systems sold, and the addition of the Telecommunications Products Group.

Lottery Group gross profit of $17.2 million or 27% of revenues improved $4.5 million in fiscal 2000 from $12.7 million or 26% of revenues in fiscal 1999. The improvement is attributable to the addition of the SGHC instant ticket and cooperative services business coupled with the addition of a full year of operation on the Montana lottery contract and the addition of the Vermont and New Hampshire lottery contracts since July 2000. These increases were offset by lower equipment sales revenues in fiscal 2000 plus SGHC business integration costs. In addition, the increases were impacted by the shutdown of the California plant and corresponding start-up of the new press in the Georgia plant in the SGHC manufacturing operation. The combination of the interrupted production and unusually high costs (such as overtime and scrap), coupled with excess costs in the systems business of SGHC, is estimated to have had a $5.0 million negative impact on EBITDA in the fourth quarter of fiscal 2000.

Pari-mutuel Group gross profit of $40.9 million in fiscal 2000 or 40% of revenues improved $1.3 million from $39.6 million or 40% of revenues in fiscal 1999. This improvement primarily reflects the benefits of additional revenue in the German operations and the continued growth of the NASRIN® operations, plus higher equipment sales, all partially offset by lower revenues in the French operations, reduced satellite transponder bulk market sales, and higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider as a result of a service interruption. During the year, we largely completed the conversion of our satellite network to 8 to 1 compression but were unable to eliminate the resulting excess transponder capacity until late in the year due to market softness. Consequently an annualized saving of approximately $2.0 million that was expected to contribute to profitability in fiscal 2000 did not begin until 2001.

Venue Management Group gross profit of $16.8 million in fiscal 2000 or 27% of revenues improved $1.7 million from $15.1 million or 25% of revenues in fiscal 1999. This improvement primarily reflects higher Handle and reduced operating costs in the Connecticut OTB operation, partially offset by approximately $1.0 million of start-up costs incurred in connection with our now discontinued German OTB joint venture.

Telecommunications Products Group gross profit of $2.6 million in fiscal 2000 represents the Group’s results since September 6, 2000, following its acquisition as part of SGHC.

Expense Analysis

Selling, general and administrative expenses, including software development costs, of $35.7 million in fiscal 2000 were $8.5 million or 31% higher than in fiscal 1999. This increase is attributable to the addition of the SGHC business, expanded German pari-mutuel operations, growing domestic lottery operations in Vermont and New Hampshire, the $1.1 million write-off of the option to purchase Atlantic City Race Course, and SGHC business integration costs. These increases were partially offset by cost reductions in NASRIN® and France and the absence of the SJC Video business.

Depreciation and amortization expense of $27.8 million in fiscal 2000 increased $5.6 million from $22.2 million in fiscal 1999. This increase is primarily attributable to the acquisition of SGHC, coupled with the expanded domestic lottery business and the expanded German pari-mutuel business. These increases were partially offset by the absence of the SJC Video business and the full depreciation of certain assets in prior periods.

Interest expense of $31.2 million in fiscal 2000 increased $15.1 million from $16.2 million in fiscal 1999. $7.5 million of this increase is attributable to payments, in the form of warrants to purchase 2.9 million shares of our Class A common stock, to certain financial advisors in connection with their services in obtaining certain financial commitments; an additional $1.2 million is due to the required pre-funding of the new subordinated debt; and the balance is a result of higher debt levels incurred in connection with the acquisition of SGHC.

Other income of $0.5 million in fiscal 2000 consisted primarily of interest on invested excess cash, and other expense in fiscal 1999 consisted primarily of currency translation expense.

Income Tax Expense

Income tax expense was $1.6 million in fiscal 2000, up from $0.2 million in fiscal 1999. The increase reflects the effects of the acquisition of SGHC. Income tax expense principally reflects federal alternative minimum tax, state taxes and foreign taxes, since no tax benefit has been recognized on domestic operating losses.

Extraordinary Items

In connection with the fiscal 2000 issuance of our 12 ½% Senior Subordinated Notes and the subsequent repayment of all amounts outstanding under the existing bank credit facility, we wrote off $2.9 million of unamortized deferred financing fees associated with the Old Notes and the 1998 and 2000 Term Loans and expensed $9.7 million of call premium paid in connection with the redemption of the Old Notes. There were no tax benefits recognized on the net extraordinary loss because we are currently in a tax loss carryforward position.  (See Notes 9 and 10 to the Consolidated Financial Statements.)

Liquidity, Capital Resources and Working Capital

In order to finance the acquisition of SGHC and refinance substantially all of our then existing indebtedness, we conducted a series of financings in September 2000.  As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company.  As a result of the acquisition and debt refinancing, we have total indebtedness including capital lease obligations outstanding of approximately $439.7 million at December 31, 2001 and had total indebtedness of $440.7 million at December 31, 2000.  We have also recorded a substantial increase in 2000 in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense through December 31, 2001.

Our financing arrangements impose certain limitations on our operations and our subsidiaries’ operations, including the maintenance of certain leverage, coverage and net worth ratios.  In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive.  Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002.  While we were in compliance with these covenants at December 31, 2001 and expect to continue to remain in compliance over the next 12 months, no assurances can be  provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below.

	Cash Payments Due by Period
	(in thousands)
Contractual Obligations:	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt, 12½% notes and credit facility	$437,500	8,950	26,900	96,550	305,100
Other long term debt	2,235	482	524	209	1,020
Operating leases	42,337	10,151	18,257	11,084	2,845
Total contractual cash obligations	$482,072	19,583	45,681	107,843	308,965

Our revolving credit facility, which expires in September 2006, provides for borrowings up to $65.0 million to be used for working capital and general corporate purpose loans and for letters of credit.  At December 31, 2001, we had outstanding borrowings of $14.8 million and outstanding letters of credit of $19.3 million under this facility leaving us with a total availability of $31.0 million. Our ability to continue to borrow under the revolving credit facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants.  Presently, we have not sought and, therefore, do not have any other financing commitments.

Our convertible preferred stock requires dividend payments at a rate of 6% per annum.  To date, we have satisfied the dividend requirement using additional shares of preferred stock. The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash commencing on September 30, 2002, the date of the ninth quarterly dividend, subject to bank approval.  We expect  that we will continue to make such payments in-kind;  accordingly,  this obligation has not been reflected in the table above.

Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things,  maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies.  Our primary expenditures associated with these services are personnel and related costs which are expensed as incurred and are included in Operating Expenses — Services in the consolidated statements of operations.  Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts.  We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts.  We also expect that we will enter into new contracts that are accretive to our cash flow.  In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers.  We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new pari-mutuel and on-line lottery contracts.  Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration.  Historically we have funded these up front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities.  Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to obtain additional financing at commercially acceptable rates to finance the initial up front costs.  Once operational, long term service contracts have been accretive to our operating cash flow.  For fiscal 2002, we anticipate that capital expenditures and software expenditures will be approximately $27 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2003 and beyond will largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals.  Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives.  We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand.  We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions.  To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as needed basis.  We presently have no inventory purchase obligations.

At December 31, 2001, our available cash and borrowing capacity totaled $43.6 million compared to $52.1 million at December 31, 2000.  Our available cash and  borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position.  The decrease in our available cash and borrowing capacity from the levels at December 31, 2000 principally reflects the use of cash on hand to partially fund our wagering systems and other capital expenditures.  Net cash provided by operating activities was $62.4 million for the year ended December 31, 2001.  In this period, we spent $46.5 million for wagering systems and capital expenditures, $9.6 million in software and other asset expenditures and repaid $6.6 million of long-term debt.

A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures.  Interest expense on our outstanding debt was approximately $50 million for the year ended December 31, 2001 including approximately $2.4 million of non cash charges.  Approximately, two-thirds of our debt is in variable rate instruments.  Consequently, we are exposed to fluctuations in interest rates.  The effect of a 0.125% change in the interest rates associated with our variable rate debt will result in a change of approximately $187,000 per annum in our interest expense assuming no change in our outstanding borrowings.  To reduce the risks associated with fluctuations in the market interest rates and in response to the requirements of our credit facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million.  These interest rate swaps obligate us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt.  We have structured these interest rate swap agreements and we intend to structure future interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders’ equity.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.

We believe that our cash flow from operations, available cash and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our lottery contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Because of financial and economic events that have occurred this past year, such as the September 11 attack, the bond market is experiencing unusual contraction, and we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our 12 ½% Senior Subordinated Notes, on or before their maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including our revolving credit facility and our 12 ½% Senior Subordinated Notes, on commercially reasonable terms or at all.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and in August 2001 the FASB issued statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. We adopted the provisions of SFAS 141 upon issuance.  SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.  SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized.  Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.  SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.  Goodwill and intangible assets acquired by us in our business combinations completed before July 1, 2001 will continue to be amortized during the period through December 31, 2001.

SFAS 141 requires that upon adoption of SFAS 142, we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. We also adopted SFAS 142 and, accordingly, will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment within the first interim period in accordance with SFAS 144.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144  require that we perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  To the extent a reporting unit’s carrying amount (as defined in SFAS 142) exceeds its fair value, we must perform the second step of the transitional impairment test.  In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

We have unamortized goodwill of approximately $195 million and unamortized identifiable intangible assets in the amount of approximately $60 million at December 31, 2001, all of which will be subject to the transition provisions of SFAS 141 and 142.   In connection with the adoption of SFAS 142, we have evaluated our intangible assets and determined that our right to operate our Connecticut OTBs and our trade name with net carrying amounts of approximately $11.7 million and $30.1 million, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, will not be amortized commencing January 1, 2002.  In addition, as required by SFAS 142, we will reclassify our employee work force intangible asset with a net carrying value of approximately $5.3 million to goodwill effective January 1, 2002.  Amortization expense of these intangible assets and goodwill was approximately $14.2 million for the year ended December 31, 2001.  We have also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required.  We expect to complete our initial impairment review of intangible assets with indefinite useful lives by the end of the first quarter of 2002 and of goodwill by the end of the second quarter 2002.  We do not expect that our impairment review of our  intangible assets with indefinite useful lives will result in a material impact to our consolidated financial statements.  Because of the extensive effort needed to comply with adopting SFAS 142 it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities.  We are required to adopt SFAS 143, effective for calendar year 2003.  We do not expect the adoption of SFAS 143 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale.  SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.  We are required to adopt SFAS 144 effective January 1, 2002. We do not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on our consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.  The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management.  As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements with respect to future disposal decisions, if any.

Recent Developments

                On March 19, 2002, we executed a letter of intent to purchase 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price will be $3.9 million in cash payable at closing and up to $4.4 million in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years. The closing of the transaction is subject to certain conditions, including execution of definitive agreements and completion of due diligence.

On February 26, 2002, we executed a letter of intent to acquire MDI Entertainment, Inc. in a stock-for-stock transaction valued at approximately $26 million. MDI specializes in creating, marketing and implementing entertainment-based promotions for North American lottery authorities. MDI offers a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance. MDI currently has under license the largest library of proprietary contents in the lottery industry. The closing of the acquisition is subject to certain conditions, including execution of definitive agreements, completion of due diligence and shareholder approval by MDI shareholders. On February 28, 2002, a class action suit on behalf of MDI’s public stockholders was filed against multiple parties, including us and MDI, to enjoin the proposed acquisition on the grounds that the value of MDI’s common stock is in excess of the amount provided for in our letter of intent. MDI believes that the lawsuit lacks merit, and we and MDI both intend to contest the suit vigorously.

On January 28, 2002, we received an extension on our instant ticket and cooperative services contract with the Florida Lottery.  The total value of the extension is approximately $32 million of revenue over its two-year term. The extension is the first of three available renewal options which are included in the original agreement that began in 1997.

On January 17, 2002, we received a five-year extension of our pari-mutuel wagering services contract with Woodbine Entertainment. The contract extension is worth approximately $10 million of revenue over its five-year term.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our products and services are sold to a diverse group of customers throughout the world.  As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments.  The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes in any event would materially affect our financial position.  Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks.  These risks are further minimized by setting credit limits, ongoing monitoring of customer account balances, and assessment of the customers’ financial strengths.

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

For fiscal 2001, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures.  We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2002, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, the Company is exposed to fluctuations in interest rates and equity market risks as the Company seeks debt and equity capital to sustain its operations.  At December 31, 2001, approximately one-third of the Company’s debt was in fixed rate instruments.  We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end.  The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity - Average Interest Rate

December 31, 2001

Expected Maturity Date (dollars in thousands)

	2002	2003	2004	2005	2006	There after	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	150,000	150,000	165,000
Interest rate						12.5%	12.5%
Variable interest rate	$8,950	11,950	14,950	17,200	79,350	155,100	287,500	289,129
Average interest rate	5.54%	5.47%	5.43%	5.41%	6.13%	6.40%	6.15%

In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements) the Company entered into three interest rate swap contracts for an aggregate notional amount of $140,000.  The following table provides information about the Company’s derivative financial instruments.  The table presents notional amounts and weighted-average swap rates by contractual maturity dates.  The Company does not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity - Average Swap Rate

December  31, 2001

Expected Maturity Date (dollars in thousands)

	2002	2003	2004	2005	2006	There After	Total	Fair value
Interest rate swaps:
Fixed to variable	$—	140,000	—	—	—	—	140,000	132,751
Receive 3-month LIBOR	—	6.52%	—	—	—	—	6.52%

The Company is also exposed to fluctuations in foreign currency exchange rates as the financial results of its foreign subsidiaries are translated into U.S. dollars in consolidation.  Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Netherlands, France and Austria.  The Company’s investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments.  Accordingly, the Company does not hedge these net investments.  Translation gains and losses historically have not been material.  We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on the net earnings or cash flows of the Company.  We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings.  This investment policy limits our exposure to concentration of credit risks.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K
(Page)

Independent Auditors’ Report	44

Consolidated Financial Statements:

Balance Sheets as of December 31, 2000 and 2001	45

Statements of Operations for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	46

Statements of Stockholders’ Equity and Comprehensive Loss for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	47

Statements of Cash Flows for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	48

Notes to Consolidated Financial Statements	50

Schedule:

II. Valuation and Qualifying Accounts	95

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Scientific Games Corporation:

We have audited the consolidated financial statements of Scientific Games Corporation and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Short Hills, New Jersey

February 13, 2002, except

for the first paragraph of Note 25 which is as of

March 19, 2002 and the second paragraph of

Note 25 which is as of February 26, 2002.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 2001

(in thousands, except per share amounts)

	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,488	12,649
Restricted cash	670	708
Accounts receivable, net of allowance for doubtful accounts of $4,169 and $3,889 in 2000 and 2001, respectively	56,819	50,410
Inventories	27,608	19,547
Prepaid expenses, deposits and other current assets	15,911	14,829
Total current assets	107,496	98,143
Property and equipment, at cost	323,732	364,837
Less accumulated depreciation	139,121	168,049
Net property and equipment	184,611	196,788
Goodwill, net	157,591	195,255
Operating right, net	12,681	11,681
Other intangible assets, net	118,598	48,473
Other assets and investments	55,990	51,612
Total assets	$636,967	601,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,636	9,437
Accounts payable	27,563	26,632
Accrued liabilities	57,587	51,118
Interest payable	11,112	8,381
Total current liabilities	102,898	95,568
Deferred income taxes	59,261	28,568
Other long-term liabilities	12,611	23,440
Long-term debt, excluding current installments	434,044	430,298
Total liabilities	608,814	577,874

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,149 and 1,220 shares outstanding at December 31, 2000 and 2001, respectively	1,149	1,220
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 40,156 and 41,203 shares outstanding at December 31, 2000 and 2001, respectively	402	412
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	266,888	275,510
Accumulated losses	(234,910)	(242,545)
Treasury stock, at cost	(102)	(135)
Accumulated other comprehensive loss	(5,274)	(10,384)
Total stockholders’ equity	28,153	24,078
Total liabilities and stockholders’ equity	$636,967	601,952

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 1999 and 2000,

Two Months Ended December 31, 2000, and the Year Ended December 31, 2001

(in thousands, except per share amounts)

			Two Months Ended	Year Ended
	Years Ended October 31,		December 31,
	1999	2000	2000	2001
Operating revenues:
Services	$148,660	186,520	57,584	364,567
Sales	62,488	46,828	9,007	75,674
	211,148	233,348	66,591	440,241
Operating expenses (exclusive of depreciation and amortization shown below):
Services	99,496	126,601	39,592	231,285
Sales	43,937	29,299	5,547	47,158
	143,433	155,900	45,139	278,443
Total gross profit	67,715	77,448	21,452	161,798
Selling, general and administrative expenses	27,178	35,664	9,902	56,695
Loss on sale of businesses	1,600	—	—	—
Depreciation and amortization	22,189	27,826	8,598	55,209
Operating income	16,748	13,958	2,952	49,894
Other (income) deductions:
Interest expense	16,177	31,231	8,790	50,363
Other (income) expense	15	(456)	(247)	37
	16,192	30,775	8,543	50,400
Income (loss) before income tax expense (benefit) and extraordinary items	556	(16,817)	(5,591)	(506)
Income tax expense (benefit)	177	1,603	(677)	78
Income (loss) before extraordinary items	379	(18,420)	(4,914)	(584)
Extraordinary items-write-off of deferred financing fees and debt call premium	—	12,567	—	—
Net income (loss)	379	(30,987)	(4,914)	(584)
Convertible preferred stock paid-in-kind dividend	—	1,014	1,143	7,051
Net income (loss) available to common stockholders	$379	(32,001)	(6,057)	(7,635)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items	$0.01	(0.50)	(0.12)	(0.01)
Extraordinary items	—	(0.34)	—	—
Net income (loss)	$0.01	(0.84)	(0.12)	(0.01)
Net income (loss) available to common stockholders	$0.01	(0.87)	(0.15)	(0.19)

Weighted average number of shares used in per share calculations:
Basic shares	36,118	36,928	40,025	40,340
Diluted shares	38,343	36,928	40,025	40,340

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Years Ended October 31, 1999 and 2000,

Two Months Ended December 31, 2000, and the Year Ended December 31, 2001

(in thousands)

			Two Months Ended	Year Ended
	Years Ended October 31,		December 31,
	1999	2000	2000	2001
Common stock:
Beginning balance	$360	364	399	402
Issuance of Class A common stock, net of issuance expenses	4	6	3	10
Issuance of 2,900 shares of Class A common stock in warrant exercises	—	29	—	—
Ending balance	364	399	402	412

Preferred stock:
Beginning balance	—	—	1,132	1,149
Issuance of 1,128 shares of convertible preferred stock, net of issuance expenses	—	1,128	—	—
Issuance of convertible preferred stock as paid-in-kind dividend	—	4	17	71
Ending balance	—	1,132	1,149	1,220

Additional paid-in capital:
Beginning balance	149,119	149,622	264,959	266,888
Issuance of Class A common stock, net of issuance expenses	233	1,079	188	1,070
Issuance of convertible preferred stock, net of issuance expenses	—	105,673	1,698	6,979
Issuance and exercise of warrants	—	8,321	—	305
Deferred compensation	270	264	43	268
Ending balance	149,622	264,959	266,888	275,510

Accumulated losses:
Beginning balance	(197,231)	(196,852)	(228,853)	(234,910)
Net income (loss)	379	(30,987)	(4,914)	(584)
Convertible preferred stock paid-in-kind dividend	—	(1,014)	(1,143)	(7,051)
Ending balance	(196,852)	(228,853)	(234,910)	(242,545)

Treasury stock:
Beginning balance	(102)	(102)	(102)	(102)
Purchases of Class A common stock	—	—	—	(33)
Ending balance	(102)	(102)	(102)	(135)

Accumulated other comprehensive loss:
Beginning balance	(784)	(1,251)	(3,216)	(5,274)
Other comprehensive loss	(467)	(1,965)	(2,058)	(5,110)
Ending balance	(1,251)	(3,216)	(5,274)	(10,384)

Total stockholders’ equity (deficit)	$(48,219)	34,319	28,153	24,078

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended October 31, 1999 and 2000,

Two Months Ended December 31, 2000, and the Year Ended December 31, 2001

(in thousands)

			Two Months Ended	Year Ended
	Years Ended October 31,		December 31,
	1999	2000	2000	2001
Cash flows from operating activities:
Net income (loss)	$379	(30,987)	(4,914)	(584)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	22,189	27,826	8,598	55,209
Change in deferred income taxes, net of effects of businesses acquired	54	120	(1,301)	(1,812)
Loss on sale of businesses	1,600	—	—	—
Non-cash interest expense	942	8,735	384	2,435
Extraordinary items	—	12,567	—	—
Changes in operating assets and liabilities, net of effects of acquisitions/dispositions of businesses:
Restricted cash	(150)	(19)	103	(44)
Accounts receivable	(4,826)	8,605	(1,621)	4,030
Inventories	(3,314)	4,681	(2,722)	7,707
Accounts payable	7,494	(4,351)	4,601	(533)
Accrued liabilities	2,034	764	(2,915)	(5,620)
Other	147	(2,533)	1,815	1,623
Total adjustments	26,170	56,395	6,942	62,995
Net cash provided by operating activities	26,549	25,408	2,028	62,411

Cash flows from investing activities:
Capital expenditures	(2,069)	(6,131)	(3,301)	(7,398)
Wagering systems expenditures	(12,865)	(28,915)	(2,802)	(39,095)
Change in other assets and liabilities	(9,035)	(7,304)	(2,419)	(9,591)
Business acquisitions, net of cash acquired	(2,333)	(316,242)	—	—
Other	759	1,109	—	—
Net cash used in investing activities	(25,543)	(357,483)	(8,522)	(56,084)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	—	11,250	(2,250)	5,750
Proceeds from issuance of long-term debt	—	442,522	—	—
Payments on long-term debt	(3,154)	(201,362)	(1,324)	(6,573)
Payment of financing fees	—	(16,792)	—	—
Net proceeds from issuance of common stock	237	1,114	202	1,046
Net proceeds from issuance of convertible preferred stock	—	106,378	—	—
Net cash provided by (used in) financing activities	(2,917)	343,110	(3,372)	223
Effect of exchange rate changes on cash	169	(794)	1,046	(389)
Increase (decrease) in cash and cash equivalents	(1,742)	10,241	(8,820)	6,161
Cash and cash equivalents, beginning of period	6,809	5,067	15,308	6,488
Cash and cash equivalents, end of period	$5,067	15,308	6,488	12,649

Non-cash investing and financing activities

For the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001

See Notes 10, 11 and 13 for a description of the write-off of deferred financing fees, capital lease transactions and the issuance of common stock warrants to the Company’s financial advisors in connection with their services.

Supplemental cash flow information

Cash paid during the period for:

			Two Months Ended	Year Ended
	Years Ended October 31,		December 31,
	1999	2000	2000	2001
Interest, net of refunds	$15,077	22,177	1,662	50,659
Income taxes	$710	2,413	1,585	300

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$—	1,014	1,143	7,051

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except per share amounts)

(1)             Description of the Business and Summary of Significant Accounting Policies

(a) Description of the Business

Scientific Games Corporation (the “Company”) operates primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

Lottery Group: encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant ticket services such as game design, sales and marketing support, retailer telemarketing and field services.  The Company also provides on-line lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and on-line games, point-of-sale terminal hardware which connect to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items.  Our lottery products and services are provided primarily to domestic and international governmentally sanctioned lotteries worldwide.

Pari-mutuel Group: includes all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment.  We are the leading provider of computerized pari-mutuel wagering worldwide.  We are one of the leading providers of  simulcasting services to the racing industry in the United States and Europe.

Venue Management Group: we own and operate the Connecticut off-track betting operations (“OTBs”) and we are the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in the Netherlands.

Telecommunication Products Group: through our United Kingdom based operations, we manufacture prepaid scratch-off phone cards incorporating our superior lottery based proprietary technology to create highly secure, paper-based, prepaid phone cards for the international cellular telephone markets.

On October 31, 2000, the Company elected to change the date of its fiscal year end to December 31.  As a result, a transition period for the two months ended December 31, 2000 was previously reported on a transition report on Form 10-Q and is also presented herein.  Consequently, the consolidated balance sheets have been prepared at December 31, 2000 and 2001.  The statements of operations, stockholders’ equity and comprehensive loss and cash flows present information for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company’s ownership is greater than 50%.  Investments in other entities where the Company has the ability to exercise significant influence over the investee are accounted for on the equity basis.  Under the equity method, investments are stated at cost plus the Company’s equity in undistributed earnings after acquisition.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

(e) Inventories

Inventories are stated at the lower of cost or market.  Cost is determined as follows:

Item	Cost method
Parts	First-in, first-out or weighted moving average.
Work-in-process & finished goods	First-in, first-out or weighted moving average for direct material and labor; other fixed and variable production costs are allocated as a percentage of direct labor cost.

The Company adjusts inventory accounts on a periodic basis to reflect the impact of potential obsolescence.

(f) Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3-10
Transportation equipment	3-7
Furniture and fixtures	5-10
Buildings and leasehold improvements	5-40

Depreciation expense includes the amortization of capital leased assets.  The Company typically depreciates the equipment and installation costs for new customers on a straight-line method over the life of the initial term of their contracts.

(g) Deferred Installation Costs

Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales.  Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $9,426 and $17,113 at December 31, 2000 and 2001, respectively.

(h) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies.  Goodwill acquired in connection with the fiscal 2000 acquisition of SGHC (Note 3) and its operating business units is being amortized on a straight-line basis over 20 years, and for the German pari-mutuel wagering business acquired in 1999, goodwill is being amortized on a straight-line basis over 10 to 15 years. Total goodwill amounted to $157,591 and $195,255, net of accumulated amortization of $5,251 and $14,401 as of December 31, 2000 and 2001, respectively.  Amortization expense for goodwill was $860, $3,073, $1,312 and $9,150 for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001, respectively.

(i) Other Assets and Investments

The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products and for use in its wagering service contracts that meet technological feasibility and recoverability tests.  The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions.  These capitalized costs are amortized on the straight-line basis over their useful lives.

(j) Impairment of Long-Lived Assets and Goodwill

The Company assesses the recoverability of long-lived assets and certain intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for goodwill and intangibles, by determining whether the amortization of the goodwill and intangible asset balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation and other considerations.  The amount of impairment of goodwill and intangible assets, if any, to be recognized is measured based on projected discounted future cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(k) Revenue Recognition

Revenues from pari-mutuel wagering services, on-line lottery systems services, cooperative service arrangements and the operation of off-track betting venues is recognized based on a percentage of amounts wagered pursuant to the terms of the contract.  Simulcasting and telecommunication service revenue is recognized as services are performed.  Costs incurred in connection with the manufacture, installation, and integration of terminals, software and telecommunications configurations are initially capitalized and amortized on a straight line basis over the term of the contract.  Costs of providing operating services are charged to operations in the period incurred.  Revenues from sales of products including instant tickets, prepaid scratch-off phone cards and stand alone terminals are recognized when shipped and the customer takes ownership and assumes risk of loss.

Liquidating damages assessed by the customer prior to the activation of the wagering systems are recognized as a reduction of revenue over the contract period.

Revenues from major contracts for the sale of lottery and pari-mutuel wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to estimated costs to complete.  Any anticipated losses on fixed price contracts are charged to operations when such losses can be estimated.  The Company recognizes revenue from software licenses upon shipment if post-delivery obligations are insignificant and if the terms of the agreement are such that the payment obligation is non-cancelable and non-refundable.

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

(m) Foreign Currency Translation

Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year.  Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations.

(n) Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method.  For disclosure purposes (see Note 14), pro forma net income (loss) and income (loss) per share data are provided in accordance with Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as if the fair value method had been applied.

(o) Financial Statement Preparation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the significant estimates involve percentage of completion for contracted lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, including income and other taxes.  Actual results could differ from estimates.

(p) Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements.  SFAS 130 requires that unrealized losses from the Company’s foreign currency translation adjustments, interest rate derivatives, unrecognized minimum pension liability and unrealized gains (losses) on investments be included in other comprehensive income (loss).

(q) Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”).  In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (SFAS 138).  SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.  SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000;  the Company adopted SFAS No. 133 and SFAS No. 138 on November 1, 2000.

The Company’s principal derivative instruments are interest rate swaps which allow the Company to reduce its exposure to variability in interest payments due to changes in interest rates on its variable rate, long-term debt obligations.  The Company also has a speculative derivative instrument, the effects of which were immaterial to the consolidated financial statements.

All derivatives are recognized on the balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to its long-term debt obligation (“cash flow”).  The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as cash-flow hedges to specific components of its long-term obligations.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive loss, until operations are affected by the variability in cash flows of the designated hedge item.  Changes in the fair value of derivative trading instruments are reported in current-period operations.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised.  When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in its fair value in operations.

For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as a market interest rates change.  If a swap was terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding.  If the swap was not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap was marked to market and any unrealized gain or loss is recognized immediately.

(r) Reclassification

Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation.

(2)        Basic Income (Loss) Per Common Share and Diluted Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period.  Potential common shares are not included in the calculation of the dilutive loss per share in the applicable years presented, since their inclusion would be anti-dilutive.  At December 31, 2001, the Company had outstanding common stock options, warrants, Performance Accelerated Restricted Stock Units, convertible preferred stock and deferred shares which could potentially dilute basic earnings per share in the future (see Notes 13 and 14).

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) per common share for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001:

			Two Months Ended	Year Ended
	Years Ended October 31,		December 31,
	1999	2000	2000	2001
Income (numerator)
Income (loss) before extraordinary items	$379	(18,420)	(4,914)	(584)
Extraordinary items	—	(12,567)	—	—
Net income (loss)	379	(30,987)	(4,914)	(584)
Convertible preferred stock paid-in-kind dividend	—	1,014	1,143	7,051
Net income (loss) available to common stockholders	$379	(32,001)	(6,057)	(7,635)

Shares (denominator)
Basic weighted average common shares outstanding	36,118	36,928	40,025	40,340
Effect of dilutive securities-stock options, warrants, and deferred shares	2,225	—	—	—
Diluted weighted average common shares outstanding	38,343	36,928	40,025	40,340

Basic and diluted per share amount
Income (loss) before extraordinary items	$0.01	(0.50)	(0.12)	(0.01)
Extraordinary items	—	(0.34)	—	—
Net income (loss)	$0.01	(0.84)	(0.12)	(0.01)
Net income (loss) available to common stockholders	$0.01	(0.87)	(0.15)	(0.19)

(3)           Acquisitions and Dispositions

Acquisition of Scientific Games Holdings Corp.

On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. (“SGHC”), a world-leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards.  The acquisition was completed through a merger in which SGHC became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration paid to SGHC stockholders, plus related fees and expenses.  The acquisition was recorded using the purchase method of accounting.  The acquired assets and liabilities were recorded at their preliminarily estimated fair value at the date of acquisition.  The excess of the purchase price over the fair values of the net assets acquired was preliminarily estimated at $154,300, subject to finalization, and has been recorded as goodwill which is being amortized over 20 years.

The SGHC acquisition and the refinancing of substantially all existing debt of both the Company and SGHC, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company’s 12 ½% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of term loan borrowings under the terms of a new senior credit facility; (3) $2,987 of borrowings under the new revolving credit facility of the senior credit facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock. (See notes 9 and 13.)

In the third quarter of fiscal 2001, the Company finalized the allocation of the purchase price previously allocated on a preliminary basis to the estimated fair value of the assets acquired and liabilities assumed in connection with the acquisition of SGHC.  The finalization of the allocation of the purchase price resulted in the reclassification of $73,870 of previously estimated identified intangible assets, including capitalized software, and $29,548 of related deferred income tax liabilities, or approximately $44,322 to goodwill.  The reclassifications were the result of the consideration of additional information regarding available products and costs of services, and the refinement of certain assumptions used in the determination of the estimated fair values of the acquired assets.

The Company has accounted for the reclassification of the intangible assets, including capitalized software, and related deferred income taxes as a change in estimate, and accordingly has reduced capitalized software by $9,825, patents by $13,901 and customer lists by $50,144 having estimated useful lives of 10, 15 and 20 years, respectively.  Accordingly, the accompanying consolidated balance sheet at December 31, 2001 and the consolidated statement of operations for the period subsequent to the date of reclassification have been adjusted to reflect the reclassification and the resulting affect on operations.  Had the reclassification been made at the beginning of the current year, the positive affect on net income for the period through the date of reclassification would not have been material.

The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects.  These unaudited pro forma results include amortization and deferred tax benefit computations based on the estimated identifiable intangible assets and related deferred income tax amounts recorded prior to the reclassifications made in the third quarter of 2001, described above, because such reclassifications would not have a material effect on the pro forma results.  Additionally, these unaudited pro forma results were presented using current generally accepted accounting principles.  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 becomes effective immediately and SFAS 142, which will become effective for the Company in year 2002, will change the accounting and reporting for goodwill and intangible assets.  Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease.

These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the Company’s previous fiscal years ended October 31, 1999 and 2000, or the results that may occur in the future.

	Years Ended October 31,
	1999	2000
	(unaudited)
Operating revenues	$439,811	437,073
Operating income	40,158	29,847
Loss before income tax expense and extraordinary items	(10,084)	(19,993)
Net loss	(13,738)	(24,006)
Convertible preferred stock dividend	(6,765)	(6,765)
Net loss available to common stockholders	$(20,503)	(30,771)

Basic and diluted net loss per share	$(0.38)	(0.65)
Basic and diluted net loss per share available to common stockholders	$(0.57)	(0.83)

Acquisition of Datasport Assets and Interest in Datek

On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities, from Datasport Toto Dienstleistung GmbH & Co KG (“Datasport”).  As a result of this purchase, the Company is the sole provider of totalisator and simulcasting services to the 14 thoroughbred racetracks in Germany.  The transaction also increased the Company’s ownership and control of Datek GmbH (“Datek”), the primary provider of pari-mutuel wagering to OTBs and bookmakers in Germany.  The purchase, which included approximately $2,333 in cash and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition.  The excess of the purchase price over the fair values of the net assets acquired was approximately $3,200 and has been recorded as goodwill which is being amortized over 15 years.  The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition.  Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company would not have been materially different.

Disposition of Businesses

In the fourth quarter of fiscal 1999, the Company commenced negotiations to sell its SJC Video business and recorded an anticipated loss on the sale of approximately $1,600 in fiscal 1999.  The sale of the business was completed in the first quarter of fiscal 2000 for its then approximate net book value.

(4)           Inventories

Inventories consist of the following:

	December 31,
	2000	2001
Parts and work-in-process	$16,838	10,130
Finished goods	10,770	9,417
	$27,608	19,547

Terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract.  Parts and work-in-process includes costs for equipment expected to be sold.  Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).

(5)           Property and Equipment

Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2000	2001
Machinery, equipment and deferred installation costs	$248,162	278,227
Land and buildings	47,287	47,435
Transportation equipment	3,003	2,569
Furniture and fixtures	9,486	10,213
Leasehold improvements	9,265	11,748
Construction in progress	6,529	14,645
Property and equipment, at cost	323,732	364,837
Less: Accumulated depreciation	139,121	168,049
Net property and equipment	$184,611	196,788

Depreciation expense for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001 amounted to $17,823, $20,171, $5,118 and $32,919, respectively.

Costs for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress.  When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation of the costs.

(6)           Operating Right  and Other Intangible Assets

Operating right (net) consists of the following:

	December 31,
	2000	2001
Connecticut off-track betting system	$12,681	11,681

On July 1, 1993, the Company acquired the exclusive right to operate the Connecticut off-track betting system. This operating asset is being amortized on a straight-line basis over 20 years and amounted to $12,681 and $11,681, net of accumulated amortization of $7,319 and $8,319 at December 31, 2000 and 2001, respectively.  Amortization of this intangible asset totaled $1,000 for each of the years ended October 31, 1999 and 2000, $167 for the two months ended December 31, 2000 and $1,000 for the year ended December 31, 2001.

Other intangible assets (net) consist of the following:

	December 31,
	2000	2001
Employee work force	$6,744	5,283
Patents	15,269	821
Customer lists	64,894	12,287
Trade name	31,691	30,082
	$118,598	48,473

In connection with the September 6, 2000 acquisition of SGHC (Note 3) identifiable intangible assets were recorded at their preliminarily estimated fair value at the date of acquisition in the amount of $121,000.  These identifiable assets are being amortized on a straight-line basis over their estimated useful lives as follows: employee work force-5 years; patents-15 years; customer lists-20 years and trade name-20 years.  In the third quarter of fiscal 2001, the Company finalized the allocation of the purchase price.  This final allocation of the purchase price resulted in the reclassification of $73,870 of previously estimated identified intangible assets, net of related deferred income tax liabilities of $29,548, to goodwill with a corresponding reduction to capitalized software of $9,825, patents of $13,901 and customer lists of $50,144.  The reclassification was the result of the consideration of additional information regarding available products and costs of services, and the refinement of certain assumptions used in the determination of the estimated fair values of the acquired assets (See Note 3).

Amortization of these intangible assets totaled $1,129, $1,273 and $6,759 for the year ended October 31, 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

(7)           Other Assets and Investments

Other assets and investments (net) consist of the following:

	December 31,
	2000	2001
Software systems development costs	$29,727	25,265
Deferred financing costs	16,169	14,899
Customer notes	2,155	1,303
Other assets	7,939	10,145
	$55,990	51,612

In the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001, the Company capitalized $5,246, $5,695, $603 and $8,267, respectively, of software systems development costs related primarily to video gaming, pari-mutuel wagering and lottery applications, plus $16,800 representing the preliminary estimated fair value of internally developed software acquired in connection with the acquisition of SGHC.  In the third quarter of year 2001, this amount was subsequently reduced by $9,825 in connection with the finalization of the SGHC purchase price allocation (See Note 3).  Capitalized costs are amortized on a straight-line basis over a period of five to ten years.  Amortization of capitalized software systems development costs was $2,506, $2,454, $728 and $5,383 for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001, respectively.

Deferred financing costs arose in connection with the procurement of long term financing by the Company, and are amortized over the life of the financing agreements.  In fiscal 2000, the Company capitalized $16,517 of financing fees incurred in connection with the SGHC acquisition transactions.  Accordingly, in fiscal 2000, the Company wrote-off, as an extraordinary charge, $2,865 of previously deferred financing costs in connection with its repayment of the Old Facility and 1998 and 2000 Term Loans.  Amortization of deferred financing costs amounted to $942, $1,224, $384 and $2,435 for the fiscal years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

(8)          Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2000	2001
Compensation and benefits	$13,514	16,231
Customer advances	2,690	1,948
Taxes, other than income	1,963	6,925
Accrued acquisition costs	2,808	909
Accrued contract costs	4,005	6,409
Other	32,607	18,696
	$57,587	51,118

(9)          Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2000	2001
12 1/2% Series B Senior Subordinated Notes due 2010	$150,000	150,000
Term A loan with varying interest rate due 2006	59,250	55,500
Term B loan with varying interest rate due 2007	219,450	217,250
Revolving credit facility with varying interest rate due 2006	9,000	14,750
Capital lease obligations, payable monthly through October 2005 Interest from 5.8% to 15.0%	400	165
Various loans and bank facilities, interest from 5.2% to 12.5%	2,580	2,070
Total long-term debt	440,680	439,735
Less current installments	6,636	9,437
Long-term debt, excluding current installments	$434,044	430,298

On September 6, 2000, contemporaneously with the payment of the acquisition consideration to the shareholders of SGHC, the Company refinanced substantially all existing debt of both the Company and SGHC and paid certain related fees and expenses (collectively, the “Transactions”).  In addition to cash on hand and proceeds from the sale of convertible preferred stock, the Company incurred the following debt to fund the Transactions: (i) $150,000 principal amount of 12 ½% Senior Subordinated Notes due August 15, 2010 (the “Notes”); (ii) $280,000 of term loan borrowings under the terms of a new senior credit facility (the “Facility”); and (iii) $2,987 of borrowings under the revolving credit portion of the Facility.

The Notes bear interest at the rate of 12 ½% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001.  The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the Facility.  The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly-owned U.S. subsidiaries (Note 26).  The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively.  In addition, on or before August 15, 2003, the Company may, at its option, redeem up to 35% of the Notes at 112.5% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of equity offerings, provided at least 65% of the original aggregate principal amount of the Notes remain outstanding immediately after such redemption.

In addition to the issuance of the Notes, the Company also entered into the Facility with certain lenders, providing for borrowings of up to $345,000.  The Facility consists of: (a) a $65,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the “Revolver”), which matures in September 2006 with interest at the Base Rate (as defined) plus a margin of 2.25% per annum, or at the rate of LIBOR plus a margin of 3.50% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid; (b) a $60,000 term loan (the “Term A Loan”) which matures in September 2006 with interest at the Base Rate plus a margin of 2.25% per annum, or at the rate of LIBOR plus 3.50% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; and (c) a $220,000 term loan (the “Term B Loan”) which matures in September 2007 with interest at the Base Rate plus a margin of 3.00% per annum, or at the rate of LIBOR plus 4.25% per annum.  The Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing between the Company and its material subsidiaries.  The Facility is supported by guarantees provided by all of the Company’s direct and indirect, wholly-owned domestic subsidiaries.  Average interest rates were 10.6% and 5.8% per annum on Revolver borrowings, 10.5% and 5.3% per annum on Term A Loan borrowings and 11.2% and 6.4% per annum on Term B Loan borrowings at December 31, 2000 and 2001, respectively.  At December 31, 2001, availability under the Revolver was $30,960 net of outstanding letters of credit of $19,290.

Pursuant to the terms of the Company’s credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years.  In satisfaction of this requirement, the Company entered into three interest swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt.  These swaps change the variable-rate cash flow exposure on $140,000 of the credit facility obligations to fixed rate cash flows.  Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed rate debt.  The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133.  Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate credit facility obligations are reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.  Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $2,395 and $7,249 at December 31, 2000 and 2001, respectively.  For the two months ended December 31, 2000 and the year ended December 31, 2001, the Company recorded a $2,395 and $4,854 charge to other comprehensive loss for the change in fair value of the interest rate hedge instruments.  As of December 31, 2001, approximately $7,249 of losses on the interest rate hedge instruments are accumulated in other comprehensive loss, some or all of which may be reclassified to operations during the next 12 months.

Term A Loan requires aggregate annual principal payments of $6,750, $9,750, $12,750, $15,000 and $11,250 in 2002, 2003, 2004, 2005 and 2006, respectively.  Term B Loan requires aggregate annual principal payments of $2,200 through December 31, 2005 and $53,350 and $155,100 in 2006 and 2007, respectively.  In addition, the Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds; (iii) 50% of the Company’s excess cash flow (as defined), or if the leverage ratio is less than 3.00 to 1.00, 25% of the Company’s excess cash flow; and (iv) 50% of the net cash proceeds from the sale or issuance of equity (except for the issuance of the Company’s convertible preferred stock).

The indenture governing the Notes and the agreement governing the Facility contain certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s restricted subsidiaries, to incur additional indebtedness, pay dividends or distributions or make certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets.  Additionally, the agreement governing the Facility contains the following financial covenants are computed quarterly on a rolling four-quarter basis as applicable: (i) minimum Interest Coverage ratio, (ii) minimum Fixed Charge Coverage ratio; (iii) maximum Leverage ratio; and (iv) minimum Net Worth.

In March 2001, as a result of both the financial performance of SGHC prior to the Company’s acquisition of SGHC, principally reflecting transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, the Company and its lenders amended certain financial covenants to be less restrictive.  Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002.  The Company is in compliance with the amended covenants as of December 31, 2001.

Prior to the September 6, 2000 Transactions, the Company’s debt consisted primarily of: (a) $110,000 of 10 7/8% Series B Senior Notes due August 1, 2004 (the “Old Notes”), which bore interest at a rate of 10 7/8% per annum.  In connection with the redemption of the Old Notes on September 6, 2000, the Company paid a call premium to the Old Note holders in the amount of $9,702.  This call premium was recorded as an extraordinary item in the Company’s consolidated statements of operations in fiscal 2000;  (b) $35,000 of 5.5% convertible subordinated debentures due 2001 (the “Debentures”); (c) $25,000 revolving credit facility (the “Old Facility”), which bore interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum; (d) a $7,200 term loan (the “1998 Term Loan”), which bore interest at a fixed rate of 8.87%; and (e) a $9,900 term loan (the “2000 Term Loan”), which bore interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum.  The Old Notes, the Debentures, borrowings under the Old Facility, the 1998 Term Loan, and the 2000 Term Loan were all repaid in full with cash on hand and with proceeds from the debt and equity financing in the Transactions.

(10)         Extraordinary Items

In connection with the acquisition of SGHC and the related financing transactions and the subsequent repayment of all amounts outstanding under the Company’s previous credit facilities, the Company wrote-off $2,865 of deferred financing fees and expensed $9,702 in call premium on the Old Notes in fiscal year 2000.  There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

(11)        Commitments

At December 31, 2001, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2006.  Future minimum lease payments required under these leasing arrangements at December 31, 2001 are as follows: 2002, $10,151; 2003, $9,338; 2004, $8,919; 2005, $8,480; 2006, $2,604 and thereafter $2,845.  Total rental expense under these operating leases was $8,155, $9,051, $1,718 and $10,941 in the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

The Company acquired $1,426 of capitalized leases with the acquisition of the Datasport and Datek businesses in the year ended October 31, 1999.  During the year ended October 31, 2000 the Company entered into capital lease obligations of $62 and acquired capitalized leases of $40 in connection with the acquisition of SGHC.

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

The Company believes that the fair value of the Notes approximated $141,000 and $165,000 at December 31, 2000 and 2001, respectively, based on reference to dealer markets and global market prices. The fair value of the outstanding Term A Loan and Term B Loan and revolving credit facility borrowings approximate their recorded values, respectively, based on the variable rates of these facilities and currently available terms and conditions for similar debt at December 31, 2000 and 2001, respectively.  See Note 9 for fair value of interest rate swaps.

(13)         Capital Stock

Convertible Preferred Stock

The Company has 2,000 shares of preferred stock, $1.00 par value, authorized for issuance.

On September 6, 2000, the Company issued, for gross proceeds of $110,000, 1,128 shares of new Series A Convertible Preferred Stock (the “Preferred Stock”), including $100,000 to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian national lottery), and $10,000 to other investors through Ramius Securities, LLC (together with its affiliates, “Ramius”), which acted as placement agent.

The Preferred Stock is convertible into the Company’s common stock at: a) $4.63 per share if the average 30 day per share market price (AMP) is less than $4.63 per share; at prices of: b) current market price per share if AMP is between $4.63 and $5.09 per share; c) $5.10 per share, if AMP is between $5.10 and $8.93 per share and; d) $5.56 per share, if AMP is higher than $8.93 per share.  The Preferred Stock will mature and become mandatorily convertible into common stock after five years and will pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company’s option beginning with the ninth quarterly dividend date, in cash).  The holders of Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock.  The holders of Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings.  The Preferred Stock is also subject to certain customary anti-dilution provisions.  In addition, the holders of Preferred Stock have the right to designate, initially, four members of the Company’s Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company).  The Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

For the period from the date of issue through October 31, 2000, the two months ended December 31, 2000 and for the year ended December 31, 2001, the Company issued approximately 32, 17 and 71 shares of Series A Convertible Preferred Stock in connection with payment of the paid-in-kind dividends on such stock and as partial payment of a placement agent fee. For the year ended October 31, 2000, the Company recorded preferred stock dividends of $1,014, of which $575 was accrued and unpaid at October 31, 2000.  For the two months period ended December 31, 2000, the Company recorded preferred stock dividends of $1,143 of which none was accrued and unpaid at December 31, 2000.  For 2001, the Company recorded preferred stock dividends of $7,051 of which none were unpaid at December 31, 2001.  Preferred stock dividends have been deducted in determining the amount of the net loss available to common stockholders in the consolidated statements of operations.

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

On September 6, 2000, the Company issued warrants (the “September 2000 Warrants”) to purchase up to 2,900 shares of the Company’s common stock with a nominal exercise price to its financial advisors, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers), which received 80% and 20%, respectively, of the September 2000 Warrants, in connection with their services to the Company in obtaining certain financing commitments.  The Company recorded the estimated fair value of the September 2000 Warrants at the date of issue of approximately $7,511 as interest expense, with a corresponding increase to additional paid in capital.  On October 5, 2000, 2,900 shares of the Company’s common stock were issued upon retirement of the September 2000 Warrants.

On October 2, 2000, in connection with the acquisition of SGHC, the Company issued warrants (the “October 2000 Warrants”) to purchase up to 250 shares of the Company’s common stock to a financial advisor in connection with their services to the Company in obtaining certain financing commitments.  The October 2000 Warrants are exercisable until October 1, 2004 at a price of $3.58 per share, equal to the fair market value of the Company’s common stock on the date of issue. The estimated fair market value of the October 2000 Warrants on the date of issue was $305, which was recorded as an increase to goodwill with a corresponding increase in additional paid-in-capital.

Warrants

At December 31, 2001, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:

	Shares	Exercise Price	Expiration
Warrants to purchase Class A Common Stock:
1998 Warrants	1,806	$1.69	October 31, 2002
2000 Class A Warrants	43	$3.32	April 30 , 2003
October 2000 Warrants	250	$3.58	October 1, 2004
Total Class A Common Stock Warrants	2,099
Warrants to purchase Class B Common Stock	147	$3.83	October 30, 2003

(14)         Stock Options

The Company has four stock option plans under which shares of Class A Common Stock have been authorized for issuance to employees, officers and directors: the 1984 Stock Option Plan (the “1984 Plan”) - 1,350 shares; the 1992 Equity Incentive Plan (the “1992 Plan”) - 3,000 shares; the 1995 Equity Incentive Plan (the “1995 Plan”) - 4,000 shares: and the 1997 Incentive Compensation Plan, as amended in April 2001 (the “1997 Plan”) — 5,400 shares.

In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the “PARS”).  The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company’s stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS.  Additionally, restricted shares and deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan and 1997 Plan as follows: a total of 110 deferred shares at a fair market value of $4.1250 per share were granted in fiscal 1995, a total of 50 deferred shares at a fair market value of $3.1875 per share were granted in fiscal 1996, a total of 135 deferred shares at a fair market value of $1.3125 per share were granted in fiscal 1997, a total of 40 restricted shares at a fair market value of $2.4375 per share were granted in fiscal 1998, a total of 40 restricted shares at a fair market value of $2.000 per share were granted in fiscal 1999, a total of 40 restricted shares at a fair market value of $2.5625 per share were granted in fiscal 2000, a total of 87 restricted shares at a fair market value of $3.10 per share were granted in the two months ended December 31, 2000.  Accordingly, the Company has recorded compensation expense of $272, $264, $43 and $268 in the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively as selling, general and administrative expenses in the consolidated statement of operations.  Additional compensation expense aggregating $499 will be charged to expense through fiscal 2005 as the PARS and restricted shares become fully vested.

Stock options granted under the Company’s equity incentive plans are exercisable at not less than the fair market value of the stock at the date of grant, and none may be exercised more than 10 years from the date of grant.  Options are generally exercisable in four equal installments on the first, second, third and fourth anniversaries of the date of grant.  The

Board of Directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting period of any award under the plans.

Information with respect to the Company’s stock options is as follows:

		Average Price (1)
Stock Options	Shares
Outstanding at October 31, 1998	6,094	$2.69
Granted	1,860	2.24
Canceled	365	2.40
Exercised	216	1.09
Outstanding at October 31, 1999	7,373	2.63
Granted	1,892	3.44
Canceled	237	3.40
Exercised	377	2.41
Outstanding at October 31, 2000	8,651	2.80
Granted	10	3.06
Canceled	126	2.64
Exercised	140	1.36
Outstanding at December 31, 2000	8,395	2.80
Granted	2,015	4.73
Canceled	305	3.99
Exercised	578	1.86
Outstanding at December 31, 2001	9,527	$3.24

(1) Weighted average exercise price

Summarized information about stock options outstanding and exercisable at December 31, 2001 is as follows:

	Outstanding			Exercisable
Exercisable Price Range	Shares	Average Life(1)	Average Price(2)	Shares	Average Price(2)

$ 1.00 to 2.00	1,896	5.7	$1.31	1,563	$1.21
$ 2.01 to 3.00	3,941	6.0	2.70	2,302	2.66
$ 3.01 to 4.00	2,463	6.3	3.50	1,253	3.49
over $4.00	1,227	8.0	7.45	280	9.98
	9,527			5,398

(1) Weighted average contractual life remaining in years.

(2) Weighted average exercise price.

The number of shares and weighted average exercise price per share of options exercisable at October 31, 1999 and 2000, and December 31, 2000 and 2001 were 3,859 shares at $3.13, 4,832 shares at $2.85, 5,111 shares at $2.76, and 5,398 shares at $2.81, respectively.  At October 31, 1999 and 2000, and December 31, 2000 and 2001, 1,797 shares, 1,909 shares, 1,916 and 2,223 shares, respectively, were available for future grants under the terms of these plans.  Outstanding options expire prior to December 14, 2011 and are exercisable at prices ranging from $1.06 to $17.00 per share.

The Company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  This statement defines a fair value method of accounting for an employee stock option or similar equity instrument.  However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, provided it discloses the effect of SFAS 123 in footnotes to the financial statements.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method.  Accordingly, no stock option related compensation expense has been recognized for a substantial majority its stock-based compensation plans.

Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated in the table below.

Pro forma net income (loss) and income (loss) per basic and diluted share for the years ended:

	Years Ended		Two Months Ended	Year Ended
	October 31,		December 31,
	1999	2000	2000	2001
Net income (loss):
As reported	$379	(30,987)	(4,914)	(584)
Pro forma	$(1,597)	(33,250)	(5,227)	(3,195)
Net income (loss) available to common stockholders:
As reported	$379	(32,001)	(6,057)	(7,635)
Pro forma	$(1,597)	(34,264)	(6,370)	(10,246)
Net income (loss) per basic and diluted share:
As reported	$0.01	(0.84)	(0.12)	(0.01)
Pro forma	$(0.04)	(0.90)	(0.13)	(0.08)
Net income (loss) available to common stockholders per basic and diluted share:
As reported	$0.01	(0.87)	(0.15)	(0.19)
Pro forma	$(0.04)	(0.93)	(0.16)	(0.25)

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $2.24 in fiscal 1999, $3.44 in fiscal 2000 and $4.72 in fiscal 2001 and the following weighted average assumptions: risk-free interest rate of 5.8% for fiscal 1999, 6.3% for fiscal 2000 and 4.9% for fiscal 2001; expected option life of 7.0 years for fiscal 1999, 2000 and 2001; volatility of 59% for 1999, 55% for fiscal 2000 and 76% for fiscal 2001; and no dividend yield in any year.  The average fair values of options granted during fiscal years 1999, 2000 and 2001 were  $1.45, $2.15 and $3.48 respectively.

(15)         Service Contract Arrangements

Service contracts for North American pari-mutuel wagering systems and lottery systems generally provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies.  The service contracts cover a five to seven year period and frequently include renewal options that have generally been exercised by the customers.  Under such contracts, the Company retains ownership of all equipment.  The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment.  The breach of such warranties could result in significant liquidated damages.  The service contracts provide for revenue based on a percentage of total amounts wagered.  Certain pari-mutuel wagering systems contracts provide for specified minimum levels of revenue.  The Company has historically exceeded such minimums.

Instant ticket sales contracts provide for revenue based on a fixed fee per thousand instant tickets or a percentage of instant ticket retail sales of the lottery customer.  Instant ticket contracts generally run for one to five years and frequently include renewal options.

(16)         Export Sales and Major Customers

Sales to foreign customers amounted to, $49,939, $41,389, $1,532 and $45,891 in the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001, respectively.  For the years ended October 31, 1999 and 2000, one customer in the Lottery Group segment represented $35,969 or 17% and $29,830 or 13% of revenues, respectively. No single customer represented more than 10% of revenues during the two months ended December 31, 2000 and year ended December 31, 2001.

(17)         Pension Plans

The Company has a defined benefit plan for U.S. based union employees.  Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company also has a defined benefit plan for U.K. based employees.  The defined benefit plan for U. K. employees was assumed in connection with the acquisition of SGHC.  Retirement benefits under the plan are based on an average of the employee’s compensation over two years preceding retirement or leave of service.  The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities.

In September 2000, the Board of Directors approved the adoption of a Supplemental Executive Retirement Plan, or “SERP,” intended to provide supplemental retirement benefits for certain senior officers of the Company.  The SERP provides for retirement benefits according to a formula based on each participant’s years of service with the Company and average rate of compensation.

The net cost for the Company’s defined benefit plans consisted of the following components:

	Pension Benefits
	U.S. Plan		U.K. Plan		SERP Plan
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	2001	2000	2001	2000	2001
Change in benefit obligation
Benefit obligation at beginning of period	$1,908	1,921	13,627	13,926	4,449	4,567
Service cost	17	105	209	1,092	64	411
Interest cost	22	132	164	917	54	342
Participant contributions	—	—	90	597	—	—
Actuarial gain	(13)	(3)	(134)	(1,995)	—	—
Benefits paid	(13)	(53)	(30)	(291)	—	—
Benefit obligation at end of period	1,921	2,102	13,926	14,246	4,567	5,320

Change in plan assets
Fair value of plan assets at beginning of period	1,634	1,691	13,772	13,623	—	—
Actual return on plan assets	70	86	(388)	(2,111)	—	—
Employer contributions	—	200	179	1,223	—	—
Plan participant contributions	—	—	90	597	—	—
Benefits paid	(13)	(53)	(30)	(291)	—	—
Fair value of plan assets at end of period	1691	1,924	13,623	13,041	—	—

Funded status	(230)	(178)	(303)	(1,205)	(4,567)	(5,320)
Unrecognized actuarial loss	512	546	721	1,729	—	—
Unrecognized prior service cost	116	104	—	—	4,374	3,919
Unrecognized net transition obligation	30	23	—	—	—	—
Net asset (liability) amount recognized	$428	495	418	524	(193)	(1,401)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(657)	(673)	—	—	(3,218)	(3,903)
Intangible asset	116	104	—	—	3,025	2,502
Accumulated other comprehensive income	541	569	—	—	—	—
Prepaid pension cost	428	495	418	524	—	—
Net amount recognized	$428	495	418	524	(193)	(1,401)

	Pension Benefits
	U.S. Plan		U. K. Plan		SERP Plan
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	2001	2000	2001	2000	2001
Weighted-average assumptions :
Discount rate	7.000%	7.000%	6.500%	6.500%	7.500%	7.500%
Expected return on plan assets	8.000%	8.000%	7.500%	7.500%	None	None
Rate of compensation	None	None	4.250%	4.500%	4.000%	4.000%

	Pension Benefits
	U.S. Plan		U. K. Plan		SERP Plan
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	2001	2000	2001	2000	2001
Components of net periodic benefit cost:
Service cost	$17	105	209	1,092	64	411
Interest cost	22	132	164	917	54	342
Expected return on plan assets	(22)	(142)	(179)	(1,063)	—	—
Net amortization and deferral	7	36	—	160	75	457
Net periodic cost	$24	131	194	1,106	193	1,210

The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants’ historical years of service.

The plan assets for the U.S. based plan are invested in insurance company general accounts guaranteed as to principal.  The plan assets for the U.K. based plan are primarily invested in equity securities.

As required by Financial Accounting Standards Board Statement No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions” for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at December 31, 2000 and 2001 the additional minimum liability of the unfunded accumulated benefit obligation of $1,378 and $2,402, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees.  Payments made to the multi-employer plan were approximately, $469, $479, $49 and $259 during the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

The Company has a 401K plan covering all U.S. based employees who are not covered by a collective bargaining agreement.  Company contributions to the plan are at the discretion of the Board of Directors.  Pension expense for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001 amounted to approximately $1,015, $1,004, $560 and $3,392, respectively.  The Company has a 401K plan for all union employees which does not provide for Company contributions.

(18)         Management Incentive Compensation

The Company has an incentive compensation plan for key management personnel based on business unit performance, overall performance of the Company and individual performance.  Management incentive compensation expense amounted to $2,000, $2,532, $408 and $3,799 in years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

(19)         Income Tax Expense

The consolidated income (loss) before income tax expense and extraordinary item, by domestic and foreign source, is as follows:

	Years Ended		Two Months Ended	Year Ended
	October 31,		December 31
	1999	2000	2000	2001
Domestic	$128	(14,488)	(7,246)	(14,061)
Foreign	428	(2,329)	1,655	13,555
Consolidated income (loss) before income tax expense and extraordinary item	$556	(16,817)	(5,591)	(506)

Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended October 31, 1999
- Federal	$(33)	(15)	(48)
- Foreign	137	(161)	(24)
- State	249	—	249
- Total	$353	(176)	177

Year Ended October 31, 2000
- Federal	$—	—	—
- Foreign	1,079	143	1,222
- State	381	—	381
- Total	$1,460	143	1,603

Two Months Ended December 31, 2000
- Federal	$—	(1,341)	(1,341)
- Foreign	664	—	664
- State	—	—	—
- Total	$664	(1,341)	(677)

Year Ended December 31, 2001
- Federal	$(499)	(3,717)	(4,216)
- Foreign	3,496	498	3,994
- State	672	(372)	300
- Total	$3,669	(3,591)	78

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

	December 31,
	2000	2001
Net Deferred Tax Liability

Accrued vacation	$(604)	(897)
Inventory	(4,031)	(2,516)
Accrued litigation expenses	(2,120)	(1,366)
Other accrued liabilities	(2,867)	(1,077)
Reserve for doubtful accounts	(773)	(893)
Current deferred tax asset	(10,395)	(6,749)

Prepaid expense	555	141
Deferred costs	3,235	3,235
Current deferred tax liability	3,790	3,376

Intangible assets-difference in basis and amortization periods	55,411	23,318
Property and equipment-differences in basis and depreciation methods	14,133	13,332
Interest charge, Domestic International Sales Corp	6,327	6,741
Noncurrent deferred tax liability, net	75,871	43,391

Net operating loss carryforward	(61,479)	(59,093)
Deferred compensation	(572)	(1,134)
Partnership investments	(702)	(353)
Alternative minimum tax credits	(221)	(221)
Research and experimentation credits	(38)	(32)
Noncurrent deferred tax asset	(63,012)	(60,833)
Valuation allowance	53,007	49,383
Noncurrent deferred tax asset, net	(10,005)	(11,450)
Noncurrent deferred tax liability	65,866	31,941
Net deferred tax liability on balance sheet	$59,261	28,568

The aggregate deferred tax assets before valuation allowance at December 31, 2000 and 2001 were $73,601 and $67,582, respectively.  The aggregate deferred tax liabilities at December 31, 2000 and 2001 were $79,661 and $46,767, respectively.

The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 34% to income (loss) before income tax expense and extraordinary item) as follows:

	Years Ended		Two Months Ended	Year Ended
	October 31,		December 31,
	1999	2000	2000	2001
Computed “expected” tax expense (benefit)	$189	(5,718)	(1,901)	(172)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	—	4,924	441	(2,028)
State income tax expense	—	—	—	300
Foreign tax differential	(201)	2,014	101	(615)
Non deductible goodwill amortization and other	—	—	600	2,854
Other, net	189	383	82	(261)
	$177	1,603	(677)	78

The Company has regular tax net operating loss carryforwards of approximately $28,969 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, $9,150 that expire in 2012, $9,460 that expire in 2018, and $34,356 that expire in 2020.  In connection with the fiscal 2000 acquisition of SGHC and the concurrent sale of convertible preferred stock, the Company incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986.  As a result, the availability of tax net operating loss carryforwards realized by the Company prior to the change in ownership, totaling approximately $120,000, to offset post acquisition taxable income will be limited to approximately $7,500 annually, except with respect to any taxable income, if any, attributable to sales of pre-acquisition assets.

The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $221 and research and experimentation credit carryforwards of approximately $32.  The research and experimentation credits expire through 2020.

The net changes in the valuation allowance for deferred tax assets for the two months ended December 31, 2000 and the year ended December 31, 2001 were a decrease of $1,066 and a decrease of $3,624.

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

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statements of operations	$46,120
Additional capital (benefit from exercise of stock options)	3,263
$49,383

(20)         Business and Geographic Segments

Business segments are defined by Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001.  In addition, unaudited pro forma segment information for the year ended December 31, 2000, as though SGHC had been acquired on January 1, 2000, has been included to aid in the year over year analysis.  Operating revenues are allocated among geographic segments based on where the customer is located.  Gross profit excludes depreciation and amortization.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1.  Corporate expenses, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended October 31, 1999
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications	Totals
Service revenues	$10,238	75,788	61,562	1,072	148,660
Sales revenues	39,102	23,386	—	—	62,488
Total revenues	49,340	99,174	61,562	1,072	211,148
Gross profit	12,672	39,612	15,121	310	67,715
Depreciation and amortization	2,297	16,386	2,778	728	22,189
Segment operating income (loss)	9,022	10,039	9,330	(2,473)	25,918
Segment assets	20,348	110,598	34,613	—	165,559
Additions to fixed assets	2,615	10,714	1,492	113	14,934

	Year Ended October 31, 2000
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications/ SJC Video Group	Totals
Service revenues	$43,219	81,563	61,411	327	186,520
Sales revenues	21,161	19,678	—	5,989	46,828
Total revenues	64,380	101,241	61,411	6,316	233,348
Gross profit	17,136	40,885	16,785	2,642	77,448
Depreciation and amortization	7,746	17,034	2,830	216	27,826
Segment operating income (loss)	4,487	11,336	11,080	627	27,530
Segment assets	350,367	227,049	34,207	35,592	647,215
Additions to fixed assets	11,306	20,851	2,373	516	35,046

	Two Months ended December 31,2000
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$36,630	11,680	9,274	—	57,584
Sales revenues	—	1,805	—	7,202	9,007
Total revenues	36,630	13,485	9,274	7,202	66,591
Gross profit	11,276	4,692	2,514	2,970	21,452
Depreciation and amortization	5,309	2,576	427	286	8,598
Segment operating income (loss)	2,200	(218)	1,588	2,254	5,824
Segment assets	330,138	235,016	34,055	37,758	636,967
Additions to fixed assets	1,694	2,354	316	1,739	6,103

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues	$199,692	79,776	61,987	—	341,455
Sales revenues	26,973	16,583	—	39,646	83,202
Total revenues	226,665	96,359	61,987	39,646	424,657
Gross profit	70,293	40,052	17,050	16,941	144,336
Depreciation and amortization	29,109	16,899	2,802	1,633	50,443
Segment operating income (loss)	7,320	10,284	11,334	9,707	38,645
Segment assets	330,138	235,016	34,055	37,758	636,967

	Year Ended December 31, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674
Total revenues	237,811	99,333	60,913	42,184	440,241
Gross profit	86,767	40,853	17,733	16,445	161,798
Depreciation and amortization	35,633	15,098	2,674	1,804	55,209
Segment operating income (loss)	25,499	15,017	12,434	9,706	62,656
Segment assets	306,127	226,650	32,977	36,198	601,952
Additions to fixed assets	39,756	3,721	1,169	1,847	46,493

The following table provides a reconciliation of segment operating income to the consolidated income (loss) before income tax expense and extraordinary items for each period:

	Years Ended October 31,		Two Months Ended	Unaudited Pro Forma Year Ended	Year Ended

December 31,

	1999	2000	2000	2000	2001
Reportable segment operating income (loss)	$25,917	27,530	5,824	38,645	62,656
Unallocated corporate expense	(9,170)	(13,572)	(2,872)	(14,892)	(12,762)
Interest expense	(16,177)	(31,231)	(8,790)	(50,978)	(50,363)
Other (income) expense	(14)	456	247	365	(37)
Income (loss) before income tax expense (benefit)	$556	(16,817)	(5,591)	(26,860)	(506)

	Year Ended October 31,		Two Months Ended	Year Ended
			December 31,
	1999	2000	2000	2001
Geographic Segments
Service and Sales Revenue:
North America	$135,299	150,899	48,586	298,612
Italy	36,331	29,828	2	—
Europe	35,582	36,964	8,598	78,484
United Kingdom	—	8,835	8,829	52,071
Other	3,936	6,822	576	11,074
	$211,148	233,348	66,591	440,241
Long-lived assets (excluding identifiable intangibles):
North America	$70,576	152,201	147,391	166,900
Europe	5,629	8,579	9,439	772
United Kingdom	—	25,501	27,421	26,988
Other	523	373	360	2,128
	$76,728	186,654	184,611	196,788

(21)         Selected Quarterly Financial Data — (Unaudited)

	For the Fiscal Quarter Ended
	January 31, 2000	April 30, 2000	July 31, 2000	October 31, 2000

Total operating revenues	$49,565	51,061	49,979	82,743
Gross profit	17,089	18,257	18,252	23,850
Income (loss) before extraordinary items	464	2,306	1,661	(22,851)
Extraordinary items- write-off of deferred finance fees and debt call premium	—	—	—	12,567
Net income (loss)	464	2,306	1,661	(35,418)
Convertible preferred stock paid-in-kind dividend	—	—	—	1,014
Net income (loss) available to common stockholders	$464	2,306	1,661	(36,432)

Basic and diluted earnings per share:
Basic income (loss) before extraordinary items	$0.01	0.06	0.05	(0.60)
Diluted income (loss) before extraordinary items	$0.01	0.06	0.04	(0.60)
Extraordinary items per basic and diluted share	$—	—	—	(0.34)
Basic net income (loss)	$0.01	0.06	0.05	(0.94)
Diluted net income (loss)	$0.01	0.06	0.04	(0.94)
Basic income (loss) available to common stockholders	$0.01	0.06	0.05	(0.96)
Diluted income (loss) available to common stockholders	$0.01	0.06	0.04	(0.96)

Weighted average number of shares used in per share calculations:
Basic shares	36,388	36,622	36,886	37,809
Diluted shares	40,353	41,878	41,430	37,809

The table below presents the actual (unaudited) results of Scientific Games, including the results of SGHC from September 6, 2000, for the calendar quarters in the year ended December 31, 2000.

	Calendar Quarters Year Ended December 31, 2000
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total operating revenues	$45,612	53,154	63,397	105,502
Gross profit	17,226	18,579	20,636	35,555
Income (loss) before extraordinary items	834	2,284	(12,719)	(12,614)
Extraordinary items— write-off of deferred finance fees and debt call premium	—	—	12,567	—
Net income (loss)	834	2,284	(25,286)	(12,614)
Convertible preferred stock paid-in-kind dividend	—	—	439	1,718
Net income (loss) available to common stockholders	$834	2,284	(25,725)	(14,332)

Basic and diluted earnings per share:
Basic and diluted income (loss) before extraordinary items	$0.02	0.06	(0.34)	(0.32)
Extraordinary items per basic and diluted share	$—	—	(0.34)	—
Basic and diluted net income (loss)	$0.02	0.06	(0.68)	(0.32)
Basic and diluted income (loss) available to common stockholders	$0.02	0.06	(0.70)	(0.36)

Weighted average number of shares used in per share calculations:
Basic shares	36,544	36,807	36,931	39,855
Diluted shares	41,888	41,086	36,931	39,855

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenues	$112,108	112,573	107,203	108,357
Gross profit	39,288	42,611	40,233	39,666
Net income (loss)	(2,437)	1,940	1,522	(1,609)
Convertible preferred stock paid-in- kind dividend	1,699	1,744	1,790	1,818
Net income (loss) available to common stockholders	$(4,136)	196	(268)	(3,427)

Basic and diluted earnings per share:
Basic net income (loss)	$(0.06)	0.05	0.04	(0.04)
Diluted net income (loss)	$(0.06)	0.04	0.03	(0.04)
Basic income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)
Diluted income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Weighted average number of shares used in per share calculations:
Basic shares	40,163	40,209	40,383	40,600
Diluted shares	40,163	44,441	46,067	40,600

(22)         Comprehensive Loss

The accumulated balances for each classification of comprehensive loss are as follows:

	Foreign Currency Items	Unrealized Gains On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at November 1, 1998	$(289)	—	(495)	—	(784)
Change during period	(360)	—	(107)	—	(467)
Balance at October 31, 1999	$(649)	—	(602)	—	(1,251)
Change during period	(2,277)	317	(5)	—	(1,965)
Balance at October 31, 2000	$(2,926)	317	(607)	—	(3,216)
Change during period	1,611	(1,274)	—	(2,364)	(2,027)
Reclassification adjustments for gains reclassified into operations	—	—	—	(31)	(31)
Balance at December 31, 2000	$(1,315)	(957)	(607)	(2,395)	(5,274)
Change during period	(296)	2	38	(7,816)	(8,072)
Reclassification adjustments for losses reclassified into operations	—	—	—	2,962	2,962
Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)

No tax benefits have been allocated to the components of accumulated other comprehensive loss as the Company is in a net operating loss carry forward position and no benefits have been provided.

(23)         Unusual Items

In fiscal 2000, the Company recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of Scientific Games common stock, to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required pre-funding of the Notes, and approximately $2,300 of incremental business integration costs as a result of the SGHC acquisition.  The Company also recorded a $1,135 write-off of its option to purchase the Atlantic City Race Course as a result of the New Jersey legislature’s failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the payment of the call premium on the Old Notes and the write-off of deferred financing fees.  In the third quarter of year ended December 31, 2001, the Company reversed reserves of $1,500 in connection with litigation that was settled during the quarter.

(24)         Litigation

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now in liquidation), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A., or Ecosalud, an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado, or Seguros. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond.

The Colombian surety, Seguros, paid $2,400 to Ecosalud under its $4,000 bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. In a case brought in U.S. District Court in Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI's view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7,000 (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2,400, but it vacated that part of the judgment awarding approximately $4,600 based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3,700 to the Colombian surety. On February 26, 2002, SGI drew upon a $1,500 letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Columbia remain unresolved.

SGI has been advised by Colombian counsel that SGI has various defenses on the merits as well as procedural defenses to Ecosalud's claims. We intend to vigorously pursue these defenses, as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

(25)         Recent Developments

On March 19, 2002, we executed a letter of intent to purchase 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price will be $3,900 in cash payable at closing and up to $4,355 in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years. The closing of the transaction is subject to certain conditions, including execution of definitive agreements and completion of due diligence.

On February 26, 2002, we executed a letter of intent to acquire MDI Entertainment, Inc. in a stock-for-stock transaction valued at approximately $26,000. MDI specializes in creating, marketing and implementing entertainment-based promotions for North American lottery authorities. MDI offers a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance. MDI currently has under license the largest library of proprietary brands in the lottery industry. The closing of the acquisition is subject to certain conditions, including execution of definitive agreements, completion of due diligence and shareholder approval by MDI shareholders. On February 28, 2002, a class action suit on behalf of MDI’s public stockholders was filed against multiple parties, including us and MDI, to enjoin the proposed acquisition on the grounds that the value of MDI’s common stock is in excess of the amount provided for in our letter of intent. MDI believes that the lawsuit lacks merit, and we and MDI both intend to contest the suit vigorously.

(26)         Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and Facility issued on September 6, 2000 in connection with the acquisition of SGHC are jointly and severally guaranteed by substantially all of the Company’s wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”) which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2000 and December 31, 2001 and for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2000

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$867	(51)	5,671	1	6,488
Accounts receivable, net	—	39,554	20,555	(3,290)	56,819
Inventories	—	21,602	6,470	(464)	27,608
Other current assets	186	13,421	2,944	30	16,581
Property and equipment, net	2,002	142,446	40,452	(289)	184,611
Investment in subsidiaries	202,980	—	—	(202,980)	—
Goodwill	190	154,313	3,088	—	157,591
Intangible assets	—	109,232	22,047	—	131,279
Other assets	22,857	74,700	1,077	(42,644)	55,990
Total assets	$229,082	555,217	102,304	(249,636)	636,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$6,012	8	616	—	6,636
Current liabilities	25,663	50,643	22,866	(2,910)	96,262
Long-term debt, excluding current installments	433,180	19	5,492	(4,647)	434,044
Other non-current liabilities	8,811	57,020	21,491	(15,450)	71,872
Intercompany balances	(272,737)	245,226	27,809	(298)	—
Stockholders’ equity	28,153	202,301	24,030	(226,331)	28,153
Total liabilities and stockholders’ equity	$229,082	555,217	102,304	(249,636)	636,967

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$7,612	(415)	5,452	—	12,649
Accounts receivable, net	—	34,322	16,088	—	50,410
Inventories	—	16,524	3,558	(535)	19,547
Other current assets	973	9,344	5,190	30	15,537
Property and equipment, net	2,159	156,224	38,822	(417)	196,788
Investment in subsidiaries	265,521	—	—	(265,521)	—
Goodwill	183	192,658	2,414	—	195,255
Intangible assets	—	54,913	5,241	—	60,154
Other assets	20,378	44,071	6,487	(19,324)	51,612
Total assets	$296,826	507,641	83,252	(285,767)	601,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$9,018	9	410	—	9,437
Current liabilities	14,999	50,672	19,661	799	86,131
Long-term debt, excluding current installments	429,917	10	371	—	430,298
Other non-current liabilities	14,221	32,702	4,356	729	52,008
Intercompany balances	(195,407)	169,896	27,154	(1,643)	—
Stockholders’ equity	24,078	254,352	31,300	(285,652)	24,078
Total liabilities and stockholders’ equity	$296,826	507,641	83,252	(285,767)	601,952

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended October 31, 1999

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	181,387	48,660	(18,899)	211,148
Operating expenses	—	119,324	42,994	(18,885)	143,433

Gross profit	—	62,063	5,666	(14)	67,715

Selling, general and administrative expenses	9,170	13,515	4,511	(18)	27,178
Loss on sale/disposition of businesses	—	1,600	—	—	1,600
Depreciation and amortization	196	18,981	3,115	(103)	22,189
Operating income (loss)	(9,366)	27,967	(1,960)	107	16,748
Interest expense	15,129	883	401	(236)	16,177
Other (income) deductions	(2,075)	(690)	36	2,744	15
Income (loss) before equity in income of subsidiaries, and income taxes	(22,420)	27,774	(2,397)	(2,401)	556
Equity in income of subsidiaries	23,031	—	—	(23,031)	—
Income tax expense benefit	232	252	(307)	—	177

Net income (loss)	$379	27,522	(2,090)	(25,432)	379

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended October 31, 2000

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	186,408	60,286	(13,346)	233,348
Operating expenses	—	122,400	46,766	(13,266)	155,900

Gross profit	—	64,008	13,520	(80)	77,448

Selling, general and administrative expenses	13,572	16,186	5,917	(11)	35,664
Depreciation and amortization	291	23,210	4,428	(103)	27,826
Operating income (loss)	(13,863)	24,612	3,175	34	13,958
Interest expense	30,535	531	1,037	(872)	31,231
Other (income) deductions	(1,000)	(275)	(198)	1,017	(456)
Income (loss) before equity in income of subsidiaries, and income taxes	(43,398)	24,356	2,336	(111)	(16,817)
Equity in income of subsidiaries	24,933	—	—	(24,933)	—
Income tax expense	—	812	791	—	1,603

Net income (loss) before extraordinary items	(18,465)	23,544	1,545	(25,044)	(18,420)
Extraordinary items:
Write-off of deferred financing fees and debt call premium	12,522	45	—	—	12,567

Net income (loss)	$(30,987)	23,499	1,545	(25,044)	(30,987)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Two Months Ended December 31, 2000

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	57,125	22,087	(12,621)	66,591
Operating expenses	—	41,333	16,425	(12,619)	45,139

Gross profit	—	15,792	5,662	(2)	21,452

Selling, general and administrative expenses	2,872	4,896	2,136	(2)	9,902
Depreciation and amortization	49	7,340	1,224	(15)	8,598
Operating income (loss)	(2,921)	3,556	2,302	15	2,952
Interest expense	8,930	13	477	(630)	8,790
Other (income) expense	(87)	(458)	(277)	575	(247)
Income (loss) before equity in income of subsidiaries and income taxes	(11,764)	4,001	2,102	70	(5,591)
Equity in income of subsidiaries	6,850	—	—	(6,850)	—
Income tax expense (benefit)	—	(1,267)	590	—	(677)

Net income (loss)	$(4,914)	5,268	1,512	(6,780)	(4,914)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	338,626	115,434	(13,819)	440,241
Operating expenses	—	211,193	80,728	(13,478)	278,443

Gross profit	—	127,433	34,706	(341)	161,798

Selling, general and administrative expenses	12,762	32,310	11,664	(41)	56,695
Depreciation and amortization	306	46,944	8,032	(73)	55,209
Operating income (loss)	(13,068)	48,179	15,010	(227)	49,894
Interest expense	49,880	410	2,009	(1,936)	50,363
Other (income) deductions	(596)	(2,545)	1,148	2030	37
Income (loss) before equity in income of subsidiaries, and income taxes	(62,352)	50,314	11,853	(321)	(506)
Equity in income of subsidiaries	61,821	—	—	(61,821)	—
Income tax expense (benefit)	53	(3,122)	3,147	—	78

Net income (loss)	$(584)	53,436	8,706	(62,142)	(584)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended October 31, 1999

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$379	27,522	(2,090)	(25,432)	379
Depreciation and amortization	196	18,981	3,115	(103)	22,189
Equity in income of subsidiaries	(23,031)	—	—	23,031	—
Loss on sale/disposition of businesses	—	1,600	—	—	1,600
Non-cash interest	942	—	—	—	942
Other non-cash adjustments	139	109	25	—	273
Changes in working capital	(235)	924	568	(91)	1,166

Net cash provided by (used in) operating activities	(21,610)	49,136	1,618	(2,595)	26,549

Cash flows from investing activities:
Capital and wagering systems expenditures	(41)	(11,835)	(3,054)	(4)	(14,934)
Business acquisition, net of cash acquired	(512)	—	(2,333)	512	(2,333)
Other assets and investments	(631)	(6,559)	(699)	(387)	(8,276)

Net cash provided by (used in) investing activities	(1,184)	(18,394)	(6,086)	121	(25,543)

Cash flows from financing activities:
Proceeds from issuance of long term-debt	—	60	26	(86)	—
Payments on long-term debt	—	(2,739)	(514)	99	(3,154)
Other, principally intercompany balances	22,286	(27,450)	3,141	2,260	237

Net cash provided by (used in) financing activities	22,286	(30,129)	2,653	2,273	(2,917)

Effect of exchange rate changes on cash	52	(367)	283	201	169

Increase/(decrease) in cash and cash equivalents	(456)	246	(1,532)	—	(1,742)
Cash and cash equivalents, beginning of year	2,054	260	4,495	—	6,809

Cash and cash equivalents, end of year	$1,598	506	2,963	—	5,067

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended October 31, 2000

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(30,987)	23,499	1,545	(25,044)	(30,987)
Depreciation and amortization	291	23,210	4,428	(103)	27,826
Equity in income of subsidiaries	(24,933)	—	—	24,933	—
Non-cash interest expense	7,511	—	—	—	7,511
Other non-cash adjustments	15,553	181	214	—	15,948
Changes in working capital	7,208	3,323	(5,455)	34	5,110

Net cash provided by (used in) operating activities	(25,357)	50,213	732	(180)	25,408

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,863)	(27,581)	(5,715)	113	(35,046)
Business acquisition, net of cash acquired	(111,305)	(215,091)	73	10,081	(316,242)
Other assets and investments	(240,221)	230,382	5,190	(1,546)	(6,195)

Net cash provided by (used in) investing activities	(353,389)	(12,290)	(452)	8,648	(357,483)

Cash flows from financing activities:
Net borrowing under lines of credit	11,250	—	—	—	11,250
Proceeds from issuance of long term-debt	441,501	—	1,043	(22)	442,522
Payments on long-term debt	(165,957)	(34,301)	(1,104)	—	(201,362)
Net proceeds from stock issue	107,525	(547)	993	(479)	107,492
Payment of finance fees	(16,792)	—	—	—	(16,792)

Net cash provided by (used in) financing activities	377,527	(34,848)	932	(501)	343,110

Effect of exchange rate changes on cash	—	370	(1,228)	64	(794)

Increase/(decrease) in cash and cash equivalents	(1,219)	3,445	(16)	8,031	10,241
Cash and cash equivalents, beginning of year	1,598	4,346	7,154	(8,031)	5,067
Cash and cash equivalents, end of year	$379	7,791	7,138	—	15,308

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Two Months Ended December 31, 2000

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(4,914)	5,268	1,512	(6,780)	(4,914)
Depreciation and amortization	49	7,340	1,224	(15)	8,598
Equity in income of subsidiaries	(6,850)	—	—	6,850	—
Non-cash interest	384	—	—	—	384
Other non-cash adjustments	44	(1,341)	40	—	(1,257)
Changes in working capital	6,078	(5,643)	(988)	(230)	(783)

Net cash provided by (used in) operating activities	(5,209)	5,624	1,788	(175)	2,028

Cash flows from investing activities:
Capital and wagering systems expenditures	(13)	(3,608)	(2,136)	(346)	(6,103)
Other assets and investments	(3,060)	(770)	(93)	1,504	(2,419)

Net cash provided by (used in) investing activities	(3,073)	(4,378)	(2,229)	1,158	(8,522)

Cash flows from financing activities:
Net borrowing under lines of credit	(2,250)	—	—	—	(2,250)
Payments on long-term debt	(1,304)	—	(20)	—	(1,324)
Other, principally intercompany balances	12,324	(10,288)	(851)	(983)	202

Net cash provided by (used in) financing activities	8,770	(10,288)	(871)	(983)	(3,372)

Effect of exchange rate changes on cash	—	1,199	(153)	—	1,046
Increase (decrease) in cash and cash equivalents	488	(7,843)	(1,465)	—	(8,820)
Cash and cash equivalents, beginning of period	379	7,792	7,137	—	15,308

Cash and cash equivalents, end of period	$867	(51)	5,672	—	6,488

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(584)	53,436	8,706	(62,142)	(584)
Depreciation and amortization	306	46,944	8,032	(73)	55,209
Equity in income of subsidiaries	(61,821)	—	—	61,821	—
Other non-cash adjustments	3,659	(1,819)	(2)	—	1,838
Changes in working capital	(8,426)	12,117	1,146	1,111	5,948

Net cash provided by (used in) operating activities	(66,866)	110,678	17,882	717	62,411

Cash flows from investing activities:
Capital and wagering systems expenditures	(350)	(39,726)	(6,712)	295	(46,493)
Other assets and investments	(624)	(5,273)	(5,202)	1,508	(9,591)

Net cash provided by (used in) investing activities	(974)	(44,999)	(11,914)	1,803	(56,084)

Cash flows from financing activities:
Net borrowing under lines of credit	5,750	—	—	—	5,750
Payments on long-term debt	(6,007)	(8)	(751)	193	(6,573)
Net proceeds from stock issue	1,046	250	497	(747)	1,046
Other, principally intercompany balances	73,738	(65,779)	(5,993)	(1,966)	—

Net cash provided by (used in) financing activities	74,527	(65,537)	(6,247)	(2,520)	223

Effect of exchange rate changes on cash	58	(507)	60	—	(389)

Increase (decrease) in cash and cash equivalents	6,745	(365)	(219)	—	6,161
Cash and cash equivalents, beginning of year	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of year	$7,612	(415)	5,452	—	12,649

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended October 31, 1999 and 2000, the Two Months Ended December 31, 2000,

 and the Year Ended December 31, 2001

(in thousands)

		Additions
	Balance at Beginning of period	Charged to Costs and Expenses	Other	Deductions (1)	Balance at end of period
Year ended October 31, 1999
Allowance for doubtful accounts	$1,811	1,140	—	162	2,789
Reserve for inventory obsolescence	$2,337	221	—	712	1,846

Year ended October 31, 2000
Allowance for doubtful accounts	$2,789	2,077	—	558	4,308
Reserve for inventory obsolescence	$1,846	31	—	311	1,566

Two months ended December 31, 2000
Allowance for doubtful accounts	$4,308	329	—	468	4,169
Reserve for inventory obsolescence	$1,566	46	—	683	929

Year ended December 31, 2001
Allowance for doubtful accounts	$4,169	1,546	—	1,826	3,889
Reserve for inventory obsolescence	$929	1,944	—	393	2,480

(1)  Amounts written off.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE MATTERS

                     None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of the Company and information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement in connection with the year 2002 Annual Meeting of Stockholders under the caption “Election of Directors.”  Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction [G3].

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation under the caption “Executive Compensation; Certain Arrangements,” in the Company’s proxy statement in connection with the year 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management under the caption, “Security Ownership” in the Company’s proxy statement in connection with the year 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information under the caption “Certain Arrangements Between the Company and its Directors and Officers” in the Company’s proxy statement in connection with the year 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements—See Index to Consolidated Financial Statements attached hereto.

2. Financial Statements Schedule—See Index to Consolidated Financial Statements attached hereto.

3. Exhibits—The following is a list of exhibits:

Exhibit Number

Description

2

Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on May 26, 2000).

3.(i)(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State Delaware on June 29, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, File No. 000-13063).

3.(i)(b)

Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware effective as of April 27, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2001).

3.(i)(c)

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 6, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 10-Q”)).

3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the “2000 10-K”)).

4.1

Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12½% senior subordinated notes due 2010 (the “12½% Senior Notes”) (incorporated by reference to Exhibit 4.6 to the July 2000 10-Q).

4.2	Form of 12½% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company’s July 2000 10-Q).

4.3

First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12½% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s July 2000 10-Q).

4.4

Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12½% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company’s July 2000 10-Q).

10.1

Stockholders’ Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company’s July 2000 10-Q).

10.2

Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 1993.)

10.3

Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998  (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the “April 1998 10-Q”)).

10.4	General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company’s April 1998 10-Q).

10.5

Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).

10.6

Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.’s Registration Statement (No. 33-75168) filed on February 11, 1994).

10.7

Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).

10.8

Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).

10.9

Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the “1995 10-K/A”)).

10.10	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company’s 1995 10-K/A).

10.11	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*

10.12	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.14	1997 Incentive Compensation Plan as amended and restated.(†)*

10.15

Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the “1992 10-K”)).*

10.16	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s 2000 10-K).*

10.17	Supplemental Executive Retirement Plan.(†)*

10.18

Employment Agreement effective November 1, 2000 between A. Lorne Weil and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*

10.19	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 the 2000 10-K).*

10.20	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 the 2000 10-K).*

10.21

Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company’s July 2000 10-Q).*

10.22

Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss and William J. Huntley) (incorporated by reference to Exhibit 10.27 to the Company’s April 1998 10-Q).*

10.23

Amended and Restated Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000 (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.24 the 2000 10-K).

10.24	Form of First Amendment dated March 30, 2001 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2001).

10.25	Form of Second Amendment dated July 13, 2001 to the Amended and Restated Credit Agreement.(†)*

10.26

Amended and Restated Security Agreement among the Company, the Subsidiary Guarantors and the Administrative Agent, dated as of October 6, 2000 (incorporated by reference to Exhibit 10.25 the 2000 10-K).

10.27

Warrant Registration Rights Agreement dated September 6, 2000 among the Company, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 10.41 to the Company’s July 2000 10-Q).

10.28

Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”).

21.1	List of Subsidiaries. (†)

23	Consent of KPMG LLP. (†)

99.1	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company’s 1992 10-K).

99.2

Warrant Agreement dated as of September 14, 1995 (the “1995 Warrant Agreement”) (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the “1997 S-4/A”)).

99.3	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company’s 1997 S-4/A.).

99.4

Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended October 31, 1999).

99.5	Form of Warrant issued September 6, 2000 to Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 99.11 to the Company’s July 2000 10-Q).

99.6	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company’s March 2001 10-Q).

(†)   Filed herewith.

 *     Includes management contracts and compensation plans and arrangements.

(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed for purposes of Regulation FD disclosures on October 2, 2001 which furnished calendar year 2000 and pro forma calendar year 2000 operating results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scientific Games Corporation

Dated: March 21, 2002
	By:	/s/ A. Lorne Weil
A. Lorne Weil, Chairman of Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2002.

Signature	Title	Date

/s/ A. Lorne Weil	Chairman of the Board, President and Chief Executive Officer, and Director (principal executive officer)	March 21, 2002
A. Lorne Weil

/s/ DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 21, 2002
DeWayne E. Laird

/s/ Larry J. Lawrence	Director	March 21, 2002
Larry J. Lawrence

/s/ W. Walker Lewis	Director	March 21, 2002
W. Walker Lewis

Director
Colin J. O’Brien

/s/ Sir Brian G. Wolfson	Director	March 21, 2002
Sir Brian G. Wolfson

/s/ Alan J. Zakon	Director	March 21, 2002
Alan J. Zakon

/s/ Peter A. Cohen	Director	March 21, 2002
Peter A. Cohen

Director
Michael S. Immordino

/s/ Luciano La Noce	Director	March 21, 2002
Luciano La Noce

Director
Roberto Sgambati

EXHIBIT INDEX

Exhibit Number

Description

2

Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on May 26, 2000).

3.(i)(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State Delaware on June 29, 1995 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, File No. 000-13063).

3.(i)(b)

Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware effective as of April 27, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2001).

3.(i)(c)

Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 6, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the “July 2000 10-Q”)).

3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the “2000 10-K”)).

4.1

Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12½% senior subordinated notes due 2010 (the “12½% Senior Notes”) (incorporated by reference to Exhibit 4.6 to the July 2000 10-Q).

4.2	Form of 12½% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company’s July 2000 10-Q).

4.3

First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12½% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s July 2000 10-Q).

4.4

Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12½% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company’s July 2000 10-Q).

10.1

Stockholders’ Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company’s July 2000 10-Q).

10.2

Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 1993.)

10.3

Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998  (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the “April 1998 10-Q”)).

10.4	General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company’s April 1998 10-Q).

10.5

Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).

10.6

Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.’s Registration Statement (No. 33-75168) filed on February 11, 1994).

10.7

Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).

10.8

Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).

10.9

Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the “1995 10-K/A”)).

10.10	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company’s 1995 10-K/A).

10.11	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*

10.12	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*

10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.14	1997 Incentive Compensation Plan as amended and restated.(†)*

10.15

Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the “1992 10-K”)).*

10.16	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s 2000 10-K).*

10.17	Supplemental Executive Retirement Plan.(†)*

10.18

Employment Agreement effective November 1, 2000 between A. Lorne Weil and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*

10.19	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 the 2000 10-K).*

10.20	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 the 2000 10-K).*

10.21

Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company’s July 2000 10-Q).*

10.22

Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss and William J. Huntley) (incorporated by reference to Exhibit 10.27 to the Company’s April 1998 10-Q).*

10.23

Amended and Restated Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000 (the “Amended and Restated Credit Agreement”) (incorporated by reference to Exhibit 10.24 the 2000 10-K).

10.24	Form of First Amendment dated March 30, 2001 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2001).

10.25	Form of Second Amendment dated July 13, 2001 to the Amended and Restated Credit Agreement.(†)*

10.26

Amended and Restated Security Agreement among the Company, the Subsidiary Guarantors and the Administrative Agent, dated as of October 6, 2000 (incorporated by reference to Exhibit 10.25 the 2000 10-K).

10.27

Warrant Registration Rights Agreement dated September 6, 2000 among the Company, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 10.41 to the Company’s July 2000 10-Q).

10.28

Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 2001 10-Q”).

21.1	List of Subsidiaries. (†)

23	Consent of KPMG LLP. (†)

99.1	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company’s 1992 10-K).

99.2

Warrant Agreement dated as of September 14, 1995 (the “1995 Warrant Agreement”) (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the “1997 S-4/A”)).

99.3	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company’s 1997 S-4/A.).

99.4

Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K for the fiscal year ended October 31, 1999).

99.5	Form of Warrant issued September 6, 2000 to Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 99.11 to the Company’s July 2000 10-Q).

99.6	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company’s March 2001 10-Q).

(†)   Filed herewith.

 *     Includes management contracts and compensation plans and arrangements.