Form 10-K/A
period 2001-12-31
SCIENTIFIC GAMES CORP
filed 2002-04-30
CIK 750004

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



                        750 LEXINGTON AVENUE, 25TH FLOOR
                            NEW YORK, NEW YORK 10022
                    (Address of principal executive offices)

                  REGISTRANT'S TELEPHONE NUMBER: (212) 754-2233

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------
Class A Common Stock, $.01 par value            Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         As of March 18, 2002, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $395,469,029.

         As of April 29, 2002, there were 43,056,007 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     None.

         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 by amending Part III thereof to read in its entirety as follows:

                                    PART III.

ITEM 10. DIRECTORS OF THE REGISTRANT.

         Certain information concerning the directors of the Company is set forth below:

                                                                                                         DIRECTOR
NAME                                                AGE         POSITION                                   SINCE
------                                              ---         --------                                 --------
A. Lorne Weil..............................          56         Chairman of the Board, President and         1989
                                                                Chief Executive Officer (1)(4)
Larry J. Lawrence..........................          59         Vice Chairman of the Board (1)(2)(3)         1989
W. Walker Lewis............................          57         Director                                     2001
Colin J. O'Brien..........................           63         Director (2)                                 2000
Sir Brian G. Wolfson.......................          66         Director (2)                                 1988
Alan J. Zakon..............................          66         Director (1)(3)(4)                           1993
Peter A. Cohen............................           55         Director (1)                                 2000
Michael S. Immordino......................           41         Director                                     2000
Luciano La Noce...........................           52         Director (2)(3)(4)                           2000
Roberto Sgambati..........................           46         Director                                     2000

-------------

(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee
(4)      Member of Nominating Committee

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The holders of our Series A Convertible Preferred Stock have the right to designate and elect four members of our Board (or a lesser number in the event that their ownership level declines) and a voting agreement among such holders gives Cirmatica Gaming, S.A., which purchased approximately 90% of such stock, the right to designate the persons who will serve as the director designees, provided that, except under certain circumstances, Peter A. Cohen is one of the designees. Such holders have elected as directors Peter A. Cohen, Michael S. Immordino, Luciano La Noce and Roberto Sgambati.

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

         Mr. Larry J. Lawrence has been a director of the Company since December 1989 and Vice Chairman of the Board since August 1997. Mr. Lawrence has been managing partner of LTOS II Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith II, a private equity fund manager, since 1990. Mr. Lawrence has been general partner of Allegra Partners III, L.P., the general partner of Allegra Capital Partners III, L.P., since May 1995, and has been managing partner of Allegra Partners IV, L.P., the general partner of Allegra Capital Partners IV, L.P., since January 2000. From 1985 to 2000, Mr. Lawrence was managing partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith. Mr. Lawrence served as a director of Autotote Systems, Incorporated until it was acquired by the Company in 1989. Mr. Lawrence is currently a director of Globe Tax Services, Inc.

         Mr. W. Walker Lewis has been a director of the Company since March 2001. Mr. Lewis is the Chairman of Devon Value Advisers, a financial consulting and investment banking firm. From 1995 to 1997, Mr. Lewis was a Senior Advisor with SBC Warburg Dillon Read Inc. From April 1994 to December 1994, he was a Managing Director of Kidder Peabody where he was also a member of the firm's management committee. From April 1992 to December 1993, he served as President of Avon North America and as Executive Vice President of Avon Corporate. Mr. Lewis is currently Chairman of London Fog Industries and a director of American Management Systems, Inc., Mrs. Fields Original Cookies, Owens Corning and Unilab Corporation.

         Mr. Colin J. O'Brien has been a director of the Company since September 2000. Between February 1992 and his retirement in January 2001, Mr. O'Brien was employed in various positions with Xerox Corporation, including Vice President, President of the Document Production Systems Division, Chief Executive Officer of the New Enterprise Board and Executive Chairman of XESystems, Inc., a subsidiary of Xerox. In 1986, Mr. O'Brien formed an investment company with E.M. Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Mr. O'Brien served as Chief Executive of Times Fiber Communications, Inc. and President of General Instrument's cable television operations. He has held management positions with Union Carbide in both Canada and Europe. Mr. O'Brien is currently a director of Document Sciences Corporation and several privately held companies.

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

         Mr. Peter A. Cohen has been a director of the Company since September 2000. Mr. Cohen is a principal of Ramius Capital Group, LLC, a private investment firm. From November 1992 until May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its management executive committee. Mr. Cohen was also the Chairman of Republic New York Corporation's wholly-owned subsidiary, Republic New York Securities Corporation. From February 1990 to November 1992, Mr. Cohen was a private investor and an advisor to several industrial and financial companies. From 1983 to 1990, Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers. Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The American Express Company, The Federal Reserve Capital Market Advisory Board, The Depository Trust Company, Olivetti S.p.A., Ohio State University Foundation, The New York City Opera and Telecom Italia S.p.A. Mr. Cohen is currently a director of Presidential Life Corporation, Mount Sinai Hospital and Titan Corporation.

         Mr. Michael S. Immordino has been a director of the Company since September 2000. Mr. Immordino is a partner in the London office of the worldwide law firm of Latham & Watkins. Prior to joining Latham & Watkins, Mr. Immordino was a partner in the firm of Rogers & Wells. He was formerly associated with the law firm of Wilkie Farr & Gallagher in New York.

         Mr. Luciano La Noce has been a director of the Company since September 2000. Mr. La Noce is the Chief Financial Officer and Director of Corporate Finance of Olivetti S.p.A. in Ivrea, Italy. Before joining Olivetti, Mr. La Noce was the deputy general manager in charge of finance at CIR S.p.A. With a background in banking, Mr. La Noce has been an officer at Continental Bank, Chase Manhattan Bank and Banca Nazionale del Lavoro (BNL). Mr. La Noce is also a director of Olivetti Lexikon S.p.A., Olivetti Systems Technology Corporation, Olteco Fin and Olivetti International S.A., as well as managing director of Texnost International N.V. Mr. La Noce is a former director of Lottomatica, S.p.A., Olteco Fin, Hughes Olivetti Telecom Ltd., Hughes Olivetti Telecom N.V., Omnitel Pronto Italia, Infostrada S.p.A., Olivetti Finanziaria Industriale S.p.A., Olivetti International (Service) S.A., CIR Services S.A., Sasib S.p.A., Rejna S.p.A., Gruppo Editoriale l'Espresso, Medinvest Ltd, and CIR International S.A.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Based solely on its review of the copies of the reports that the directors, officers and ten percent holders filed with the SEC and on the representations made by the Company's officers and directors, the Company believes that all filing requirements applicable to its officers, directors and ten percent holders were complied with during the two-month transition period ended December 31, 2000 and during fiscal 2001, except that Peter A. Cohen filed two late Forms 4 (with respect to the sale of shares held by Ramius Securities, LLC in December 2000 and the sale of shares held by the Peconic Fund Ltd. in February 2001) and Alan J. Zakon filed one late Form 4 (with respect to the cashless exercise of a warrant in December 2001).


ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table shows the compensation awarded or paid by the Company for services rendered for the fiscal years ended October 31, 1999, 2000, the two-month transition period ended December 31, 2000 (the "Stub Period"), and the fiscal year ended December 31, 2001 to the Chief Executive Officer and the individuals who, in fiscal 2001, were the other highest paid executive officers of the Company who received in excess of $100,000 in salary and bonuses in that year (collectively, the "Named Executive Officers").

----------------------------------------------------------------------------------------------------------------------------------

                                                                                             LONG-TERM
                                                           ANNUAL COMPENSATION             COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    SECURITIES
                                                                                      RESTRICTED    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR          SALARY         BONUS(1)    STOCK AWARD    OPTIONS     COMPENSATION(3)
                                                             ($)            ($)           ($)          (#)              ($)
----------------------------------------------------------------------------------------------------------------------------------
A. Lorne Weil                                2001        $ 754,500      $ 754,500    $ 11,120(2)         261,000   $ 17,920 (4)
  President and                         Stub Period(5)     125,750        125,750          -----            ----         21 (5)
  Chief Executive Officer                    2000          536,000        736,000(6)       -----          70,000     17,026 (7)
                                             1999          481,888        481,888          -----       1,136,000     16,535 (8)
----------------------------------------------------------------------------------------------------------------------------------
DeWayne E. Laird                             2001          250,000        118,930          -----          40,000      9,265 (4)
  Vice President and                    Stub Period(5)      41,666        -------          -----           -----         21 (5)
  Chief Financial Officer                    2000          207,700        125,700(6)       -----          14,000      8,626 (7)
                                             1999          175,000         87,500          -----          60,000      8,135 (8)
----------------------------------------------------------------------------------------------------------------------------------
Martin E. Schloss                             2001         301,844        139,583       1,462(2)          46,000      9,418 (4)
  Vice President,                        Stub Period(5)     50,000        -------          -----            ----         21 (5)
  General Counsel and Secretary               2000         236,500        193,800(6)       -----          16,000      8,626 (7)
                                              1999         225,000        112,500          -----          32,000      8,135 (8)
----------------------------------------------------------------------------------------------------------------------------------
William J. Huntley                            2001         275,000        136,585         563(2)          96,000      6,093 (4)
  President, Systems                     Stub Period(5)     45,833           ----          -----            ----     60,056 (5)
  Division of Scientific Games                2000         213,000        106,300          -----         164,000      8,626 (7)
  International, Inc.                         1999         200,000         87,500          -----          29,000      8,135 (8)
----------------------------------------------------------------------------------------------------------------------------------
Cliff O. Bickell (9)                          2001         275,000         64,240          -----          42,000      6,093 (4)
  President, Printed Products            Stub Period(5)     45,833           ----          -----            ----        620 (5)
  Division of Scientific Games                2000          40,690(9)        ----          -----         150,000        620 (7)
  International, Inc.                        ------        -------           ----          -----            ----           ----
----------------------------------------------------------------------------------------------------------------------------------

---------------
(1) See "Report of the Compensation Committee," which describes performance-based bonuses awarded under the Company's management incentive compensation program to the Named Executive Officers. Amounts indicated represent bonuses earned with respect to the fiscal year, which were paid or deferred (under the Company's deferred compensation plan) in the following year.

(2) The amounts reported as restricted stock awards were calculated by multiplying the number of units of the Company's Performance Accelerated Restricted Stock (or "PARS") granted on May 25, 2001 to the Named Executive Officer by $4.30, the closing price of the Company's Common Stock on the grant date. Messrs. Weil, Schloss and Huntley were granted 2,586, 340 and 131 units of PARS, respectively, in exchange for their consenting to extend the scheduled vesting date with respect to 25,859, 3,403 and 1,308 units of PARS, respectively, (representing 20% of the PARS granted to them in May 1995) from May 2001 until May 2003. As of December 31, 2001, Messrs Weil, Schloss and Huntley held a total of

       131,884, 17,355 and 6,675 PARS, respectively, which, based on the closing price of $8.75 of the Company's Common Stock on December 31, 2001, had a value of $1,153,985, $151,856, and $58,406, respectively.

(3) In accordance with SEC rules, amounts related to personal benefits, including automobile allowances, have been omitted, since such amounts did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(4) The amounts indicated as All Other Compensation for fiscal 2001 consist of the following:

       (i) Employer contributions to the Company's defined contribution retirement plan for salaried employees: $8,500 for each of Messrs. Weil, Laird and Schloss, and $5,250 for each of Messrs. Huntley and Bickell.

       (ii)     Insurance premiums paid for individual life insurance coverage:
                Mr. Weil, $8,400.

       (iii)    Insurance premiums paid for group term life insurance coverage:
                Mr. Weil, $1,020; Mr. Laird, $765; Mr. Schloss, $918; Mr. Huntley, $843; and Mr. Bickell, $843.

(5) The amounts reported for the "Stub Period" are for the two-month transition period beginning November 1, 2000 and ended December 31, 2000. The amounts indicated as All Other Compensation for this period consist of the following: (i) insurance premiums paid for group term life insurance coverage: $21 for each of Messrs. Weil, Laird, Schloss and Huntley, and $620 for Mr. Bickell; and (ii) relocation expenses: Mr. Huntley, $60,035.

(6) Bonuses for fiscal 2000 consist of awards under the incentive compensation program and special bonuses in the following amounts which were awarded for extraordinary contributions in connection with the acquisition of Scientific Games and the related debt and equity financing transactions: Mr. Weil, $200,000; Mr. Laird, $25,000; and Mr. Schloss, $75,000.

(7) The amounts indicated as All Other Compensation for fiscal 2000 consist of the following:

       (i) Employer contributions to the Company's defined contribution retirement plan for salaried employees: $8,500 for each of Messrs. Weil, Laird, Schloss and Huntley.

       (ii)     Insurance premiums paid for individual life insurance coverage:
                Mr. Weil, $8,400.

       (iii)    Insurance premiums paid for group term life insurance coverage:
                $126 for each of Messrs. Weil, Laird, Schloss and Huntley, and $620 for Mr. Bickell.

(8) The amounts indicated as All Other Compensation for fiscal 1999 consist of the following:

       (i) Employer contributions to the Company's defined contribution retirement plan for salaried employees: $8,000 for each of Messrs. Weil, Laird, Schloss and Huntley.

       (ii)     Insurance premiums paid for individual life insurance coverage:
                Mr. Weil, $8,400.

       (iii)    Insurance premiums paid for group term life insurance coverage:
                $135 for each of Messrs. Weil, Laird, Schloss and Huntley.

(9) Mr. Bickell became an employee as of September 6, 2000 as a result of the Company's acquisition of Scientific Games International, Inc. Compensation paid by Scientific Games International, Inc. to Mr. Bickell prior to that date is not included in this schedule.

OPTION GRANTS IN FISCAL 2001

         The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2001. (No options were granted to such individuals during the two-month transition period ended December 31, 2000.)





                                     INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE VALUE
---------------------------------------------------------------------------------------------          AT ASSUMED
                                    NUMBER OF       % OF TOTAL                                   ANNUAL RATES OF STOCK
                                   SECURITIES        OPTIONS                                       PRICE APPRECIATION
                                   UNDERLYING       GRANTED TO                                     FOR OPTION TERM(3)
                                     OPTIONS        EMPLOYEES     EXERCISE                    -----------------------------
                                   GRANTED(1)       IN FISCAL     PRICE(2)     EXPIRATION           5%             10%
NAME                                   (#)           YEAR          ($/SH)         DATE              ($)            ($)

 A. Lorne Weil................     127,000(4)        6.29%        $ 2.95        12-31-10        $ 235,615     $   597,096
 DeWayne E. Laird.............      21,000(4)        1.04%          2.95        12-31-10           38,960          98,732
 Martin E. Schloss............      25,000(4)        1.24%          2.95        12-31-10           46,381         117,539
 William J. Huntley...........      23,000(4)        1.14%          2.95        12-31-10           42,671         108,135
 Clifford O. Bickell..........      23,000(4)        1.14%          2.95        12-31-10           42,671         108,135
 A. Lorne Weil................     134,000(5)        6.63%          7.10        12-13-11          598,330       1,516,287
 DeWayne E. Laird.............      19,000(5)        0.94%          7.10        12-13-11           84,838         214,996
 Martin E. Schloss............      21,000(5)        1.04%          7.10        12-13-11           93,768         237,627
 William J. Huntley...........      73,000(5)        3.61%          7.10        12-13-11          325,956         826,037
 Clifford O. Bickell..........      19,000(5)        0.94%          7.10        12-13-11           84,838         214,996

  -------

(1) These options become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, or in full upon a change in control of the Company. In the event a holder's employment is terminated under certain circumstances, his option may become fully vested and exercisable pursuant to his agreement with the Company (see "Employee Agreements").

(2) These options entitle the holder to purchase shares of Common Stock at a price equal to the fair market value of the stock on the date of grant.

(3) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast possible future appreciation of the Company's stock price.

(4) These options were awarded as of January 1, 2001 under the Company's management incentive compensation program for fiscal year 2001.

(5) These options were awarded as of December 14, 2001 under the Company's management incentive compensation program for fiscal year 2002.

AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended December 31, 2001 and the year-end value of unexercised options. (None of such individuals exercised any options during the two-month transition period ended December 31, 2000.)

                                                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT DEC. 31, 2001              DEC. 31, 2001(1)
                                SHARES                                    #                                 ($)
                             ACQUIRED ON        VALUE       ------------------------------- ----------------------------------
           NAME              EXERCISE (#)    REALIZED ($)       EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------
A. Lorne Weil...........         -0-             -0-             2,181,000         984,000        $13,212,875     $5,411,825
DeWayne E. Laird......           -0-             -0-               207,000          72,000          1,449,406        362,244
Martin E. Schloss......          -0-             -0-               331,250          75,750          2,152,500        368,150
William J. Huntley......        25,000          148,000            279,000         235,000          1,731,488      1,012,725
Clifford O. Bickell......        -0-             -0-                37,500         154,500            196,875        755,375

----------

(1) Amounts are based on the difference between the closing price of the Company's Common Stock on December 31, 2001 ($8.75) and the exercise price.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company adopted a Supplemental Executive Retirement Plan, or "SERP," as of September 2000, in order to provide supplemental retirement benefits for senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation.

         Payments under the SERP will commence upon a participant's termination of employment with the Company after reaching the age of at least 55 and having at least 10 years of full-time employment with the Company. The annual retirement benefit will be an amount equal to 3% of the participant's average compensation for the three highest consecutive calendar years in the last ten years before termination of employment, multiplied by the participant's years of full-time employment with the Company up to a maximum of 15 years. Accordingly, the maximum annual payment under the SERP would be 45% of a participant's highest average annual compensation. A participant may receive a total of 15 annual payments in that amount, or may elect to receive the discounted present value of those 15 annual payments in equal installments over a period of 5 or 10 years or in a single lump sum. The date for payment of benefits may be accelerated in the event of a participant's death or total permanent disability, and certain additional provisions will apply in the event of a change of control of the Company. A participant whose highest average annual compensation is $500,000 and who is credited with at least 15 years of full-time employment with the Company would receive 15 annual payments of $225,000 under the SERP. If their highest average compensation were based on compensation through December 31, 2001, the Named Executive Officers who are participants in the SERP would be expected to receive annual retirement benefits for 15 years in the following estimated amounts assuming their retirement after at least 15 years of service with the Company: Mr. Weil, $575,000; Mr. Schloss, $183,000; Mr. Laird, $146,500; and Mr. Huntley, $154,500. These amounts would be subject to an offset for Social Security benefits. Messrs. Weil, Schloss, Laird and Huntley have 11, 9, 5 and 28 years of credited service, respectively, under the SERP.

DEFERRED COMPENSATION PLAN

         During fiscal 1998, the Board adopted a non-qualified deferred compensation plan, and established a grantor trust to assist it in meeting its obligations under the plan. The deferred compensation plan enables eligible employees to defer receipt of up to 100% of the bonus which may be payable under the Company's management incentive compensation program, and enables all of the non-employee directors to defer receipt of up to 100% of the fees which may be payable for director services. Accounts are maintained for each of the participants, who elect to have their accounts mirror the performance of investment options that the Company may offer from time to time. It is intended that amounts deferred under the plan will not be subject to any federal and, in most cases, state and local income taxes until participants receive payment from the plan. Unless participants elect to extend a deferral period, deferrals and related earnings will be paid as soon as practicable following the end of the deferral period. Accounts may be distributed prior to that date if a participant leaves the Company, dies or becomes disabled, if there is a change in control, if the Company terminates the plan or, under extremely limited circumstances, in the event of an "unforeseeable emergency". None of the non-employee directors has elected to participate in the plan. Of the Named Executive Officers, Mr. Weil is the only current participant, having elected to defer his entire fiscal 1998 bonus, a portion of his fiscal 2000 bonus and his entire fiscal 2001 bonus into the plan. Such compensation is held in a self-directed deferred compensation account.

EMPLOYEE AGREEMENTS

         A. Lorne Weil. Mr. Weil serves as Chairman of the Board and Chief Executive Officer pursuant to an employment agreement dated as of November 1, 2000, which provides for an annual base salary of $750,000 (subject to increases on each January 1 to reflect increases in the Consumer Price Index for the Greater New York area), participation in the SERP, the opportunity to earn annually up to 100% of his base salary as incentive compensation pursuant to the terms of the Company's management incentive compensation program, and a term of employment ending December 31, 2004. The term of employment extends automatically for an additional year on December 31, 2004 and on each succeeding December 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. In the event Mr. Weil's employment is terminated by the Company without Cause (which includes the Company's election not to extend the term), or by Mr. Weil for Good Reason (which includes Mr. Weil's election not to extend the term due to the failure of the parties to agree to the terms of his continued employment), or by reason of Total Disability (as such capitalized terms are defined in Mr. Weil's employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance in a lump sum equal to three times the sum of his then current base salary and the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) a lump sum cash payment equal to the cash value of all payments and benefits to which Mr. Weil would have been entitled under the SERP upon termination, or if he had 15 years of service with the Company, whichever is greater (the "SERP Payment"); (c) a pro rata annual incentive amount for the year of termination;
(d) stock options will become fully vested and exercisable at the date of termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the scheduled expiration date of such options; (e) full vesting and settlement of all deferred stock held at termination; (f) continued participation in certain employee benefit plans for a period of three years after termination other than due to Total Disability, in which case the period shall be until age 65, and if such plans do not allow continuation, receive payment in lieu of such benefits; and (g) a payment to Mr. Weil to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code with respect to payments made in connection with a change in control, as well as an amount to fund any income taxes payable with respect to such payment by the Company. If Mr. Weil's employment terminates due to retirement or death, Mr. Weil will be entitled to receive the following: (a) the SERP Payment; (b) a pro rata annual incentive amount for the year of termination; (c) stock options will become fully vested and exercisable at the date of termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) will be exercisable until the earlier of three years and the scheduled expiration date of such options; and (d) full vesting and settlement of all deferred stock held at termination.

         DeWayne E. Laird. By letter dated January 11, 2001, the Company entered into an agreement with Mr. Laird, the Company's Vice President and Chief Financial Officer, pursuant to which his annual base salary was increased to $250,000 (subject to annual increases in accordance with the Consumer Price Index for Philadelphia, Pennsylvania). The terms, which will be memorialized in a formal employment agreement, include participation in the SERP and a term of employment ending August 31, 2003. If Mr. Laird's employment is terminated without cause within two years of a Change in Control (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

         Martin E. Schloss. By letter dated January 11, 2001, the Company entered into an agreement with Mr. Schloss, the Company's Vice President, General Counsel and Secretary, pursuant to which his annual base salary was increased to $300,000 (subject to annual increases in accordance with the Consumer Price Index for New York, New York). The terms, which will be memorialized in a formal employment agreement, include participation in the SERP and a term of employment ending August 31, 2003. If Mr. Schloss's employment is terminated without cause within two years of a Change in Control (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

         Employment and Severance Benefits Agreements. As of September 6, 2000, Scientific Games International, Inc., a subsidiary of the Company, entered into an employment and severance benefits agreement with each of Messrs. William J. Huntley and Clifford O. Bickell, pursuant to which they serve as Systems Division President and Printed Products Division President, respectively, of Scientific Games International and its subsidiaries. Each agreement provides for an annual base salary of $275,000 (subject to annual increases in the percentage generally provided to the Company's executive officers), a transportation allowance of $16,000, a term of employment ending September 5, 2003, and an opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to executive officers of the Company. Such agreements also provide that if the executive's employment is terminated without cause or in the event of a constructive termination that occurs on or before the second anniversary of the agreement, he will be entitled to receive a sum each month for a period of two years after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination; and if such a termination occurs during the third year of the agreement, he will be entitled to receive the aforesaid monthly severance payment for a period of one year. (Had such a termination occurred on or before September 5, 2001, the first anniversary of the agreement, he would have been entitled to receive the aforesaid monthly sum for a period of three years.) If such a termination occurs, the executive will also be entitled to receive a pro rata bonus for the year of termination and to continue participation in certain employee benefit plans for a period of time not to exceed the applicable period in which severance is being paid, and if such plans do not allow continuation and the Company is unable to obtain substantially similar benefits, he would be entitled to receive a payment in lieu of such benefits. If the executive's employment is terminated due to disability, he will be entitled to receive a pro rata bonus for the year of termination and to continue to receive all disability, life and medical insurance benefits for a period of twelve months as well as his base salary for such period (to the extent payments under the Company's disability plan do not cover 100% of base salary); and in the event of the executive's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

         Change in Control Agreements. The Company entered into a Change in Control Agreement with each of Messrs. DeWayne E. Laird, Martin E. Schloss and William J. Huntley as of November 1, 1997. Each of the Change in Control Agreements has a term ending on October 31, 2002, which extends automatically for an additional year on October 31, 2002 and on each succeeding October 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. Pursuant to the agreements, if the Company terminates the employment of any of these executives without Cause, or the executive terminates his employment for Good Reason, at the time of or within two years following a Change in Control (as such capitalized terms are defined in the agreements), such executive will be entitled to receive the following: (a) cash severance in a lump sum equal to two times the sum of his then current base salary and the higher of the average annual incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination; (b) a pro rata annual incentive amount for the year of termination; (c) stock options will become fully vested and exercisable at the date of termination, and any options which were granted on or after November 1, 1997 (the effective date of the agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the earlier of 36 months after termination and the scheduled expiration date of such options; (d) full vesting and settlement of all deferred stock held at termination; and (e) continue participation in certain employee benefit plans until the earliest of 18 months, the date equivalent benefits are provided by a subsequent employer, and age 65, and if such plans do not allow continuation, to receive payment in lieu of such benefits. The agreements also provide that if the executive's employment with the Company is terminated without Cause and he is not entitled to the severance described above, he will be entitled to receive a lump sum cash payment equal to his then current base salary.

DIRECTORS' COMPENSATION

         Directors who are not employees of the Company receive the following compensation:

         (1)      an annual cash retainer of $30,000;

         (2) an additional annual cash retainer of $50,000 for members of the Executive Committee;

         (3)      an additional annual cash retainer of $15,000 for Committee
                  Chairmen;

         (4) meeting fees of $1,000 for each Board meeting attended in person and for each Committee meeting attended in person that is held on a day other than one on which a Board meeting is held (except for Executive Committee meetings, which carry no meeting fees); and $500 for each meeting attended by telephone conference call and for each Committee meeting attended in person if held on the same day as a Board meeting; and

         (5) an annual grant of restricted stock in an amount equal to the lesser of (x) 10,000 shares and (y) that number of shares having a value of $30,000 on the date of grant. The restrictions on these awards lapse in three equal installments, one-third of the total on each of the first, second and third anniversaries of the date of grant, or in full if the director ceases to serve as a director due to death, disability, retirement at or after the age of 65, the failure to be renominated or reelected, or in the event of a change in control.

         In addition, upon joining the Board directors are granted a stock option to purchase 50,000 shares at a price equal to the fair market value of the Company's Common Stock on the date of grant. Such options become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.

         Directors who serve on the Company's Compliance Committee also receive fees for attending meetings thereof at the rates described above for attending meetings held by Committees of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors currently consists of Alan J. Zakon (Chairman), Larry J. Lawrence and Luciano La Noce.

         None of the members on the Committee is or has been an officer or employee of the Company or a subsidiary of the Company or had any relationship or transaction with the Company requiring disclosure under this item.

         No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board or Compensation Committee.

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

         The Company's management incentive compensation program (the "MICP"), which was established in fiscal 1996, provides annual bonus opportunities for the Company's key executive personnel based on three criteria: (1) the Company's overall financial performance relative to the budget for a given fiscal year as approved by the Board of Directors, (2) the financial performance of individual business units of the Company for executives directly involved with the operation of those units, and (3) a qualitative assessment by the Committee of individual performance not directly measurable by financial results pursuant to recommendations made by the Chief Executive Officer and other senior managers in the Company. The purpose of the MICP is to reward employees who have made significant contributions to the Company's achievement of its objectives and to provide an incentive for further contributions. The financial performance of the Company and its business units is principally measured under the MICP by the attainment of "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) targets established for the year. If the financial performance targets are met or exceeded, participants will be eligible to receive year-end cash bonuses based on a percentage of their base salaries, subject to adjustment by the Committee after consideration of various objective and subjective factors. Potential payments under the MICP during fiscal 2001 ranged from 25% to 50% of base salary for participants other than the Chief Executive Officer, with each of Messrs. DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Clifford O. Bickell having the opportunity to earn a bonus in an amount equal to 50% of base salary. In awarding bonuses for fiscal 2001, the Company considered the achievement by the Company and its business units of financial performance targets as well as various strategic objectives during the fiscal year which significantly strengthened and expanded the Company's businesses, including the following:

       o The integration of Scientific Games Holdings Corp. and Autotote, which has enabled the Company to achieve substantial cost reduction and increased marketplace effectiveness.

       o The award of new instant ticket and/or Cooperative Service contracts in Italy, Norway, Ohio and South Carolina, as well as contract renewals or extensions in six US states.

       o The award of on-line lottery equipment or service contracts in South Carolina, Jamaica, Ontario and Atlantic Canada, together with the simultaneous start-up of the Maine and Iowa lotteries in July 2001.

       o The commercial launch of our business-to-business account wagering platform "Trackplay" that has been adopted by a number of leading operators in the US and abroad.

       o The re-signing of several pari-mutuel customers including Woodbine Entertainment and the Atlantic City Casinos, as well as the award of the Turf Paradise totalizator contract.

       o Successful restructuring of our pari-mutuel operations in Germany, France and the Netherlands resulting in significant profit improvements.

         While base salary and the annual incentive compensation components are tied to employee responsibility and the Company's financial performance and progress in achieving strategic goals, the purpose of stock option grants is to align stockholder and employee interests by providing a component of compensation tied directly to the performance of the Company's stock price. In January 2001, the Committee granted each of the Named Executive Officers and other participants in the MICP stock options to purchase the number of shares equal to approximately 50% of the maximum cash incentive award payable to such executive for fiscal 2001, divided by the fair market value of the Company's Common Stock on the date of grant.

         CEO COMPENSATION

         The Company and Mr. Weil entered into a new employment agreement as of November 1, 2000, which provides for an annual base salary of $750,000, a term of employment ending December 31, 2004 and participation in the SERP. Mr. Weil's employment agreement also provides him with the opportunity to earn annually up to 100% of his base salary as incentive compensation pursuant to the terms of the Company's MICP. Mr. Weil received his maximum incentive award for the fiscal year ended December 31, 2001 and for the two-month transition period ended December 31, 2000, as a result of the Company and Mr. Weil having achieved the financial and performance objectives referred to above. (For additional information relating to Mr. Weil's employment agreement, see "Employee Agreements".)

         DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         The Company expects that the compensation paid to executive officers during fiscal 2001 will qualify for income tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, the Company has a general policy of awarding stock options to its executive officers only pursuant to plans that the Company believes will satisfy the requirements of Section 162(m).

                                                     Compensation Committee

                                                     Alan J. Zakon, Chairman
                                                     Larry J. Lawrence
                                                     Luciano La Noce

                             STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative total stockholder return over the sixty-two month period from October 31, 1996 through December 31, 2001 on (a) the Company's Common Stock, (b) the Nasdaq National Market ("Nasdaq"), on which the Company's shares of Common Stock commenced trading as of January 29, 2002, having previously traded on the American Stock Exchange Market Value Index ("Amex"), (c) Amex and (d) a peer group index of companies that provide services similar to those of the Company, consisting of International Lottery and Totalisator Systems, Inc., Churchill Downs, Inc. and GTECH Holdings Corp. (the "Peer Group Index"). The Company elected to use a peer group index rather than a published industry or line-of-business index because the Company is not aware of any such published index of companies which, in terms of their businesses, are as comparable to the Company as those included in the peer group index. The peer group companies have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested on October 31, 1996 in the Company's Common Stock, the Nasdaq, Amex and the Peer Group Index and that all dividends were reinvested. The Company changed its fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001, so that the measurement period for the performance graph covers the fiscal years ended October 31, 1997, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000 and the last completed fiscal year ended December 31, 2001.

              COMPARISON OF SIXTY-TWO MONTH CUMULATIVE TOTAL RETURN
  FOR THE PERIOD BEGINNING ON OCTOBER 31, 1996 AND ENDING ON DECEMBER 31, 2001


[GRAPHIC OMITTED]

                                 10/96      10/97      10/98      10/99      10/00      12/00       12/01
-------------------------------------------------------------------------------------------------------------
Scientific Games Corporation    $100.00    $185.71    $123.81    $195.24    $236.19    $224.76     $666.67
Nasdaq                          $100.00    $131.59    $147.21    $248.85    $280.75    $204.81     $162.52
Amex                            $100.00    $123.72    $125.78    $156.22    $182.31    $169.94     $154.64
Peer Group Index                $100.00    $111.54     $92.17     $75.41     $69.57     $80.03     $146.02

ITEM 12.   SECURITY OWNERSHIP

         The following table sets forth certain information as of March 31, 2002 as to the security ownership of those persons known to us to be the beneficial owners of more than five percent of the outstanding shares of Class A Common Stock and the outstanding shares of Series A Convertible Preferred Stock, each of the Company's directors, each of the executive officers named in the Summary Compensation Table, and all of the Company's directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

-------------------------------------------------------------------------------------------------------------------------------
                                                                  SHARES OF COMMON STOCK       SHARES OF PREFERRED STOCK(16)
                                                              ------------------------------- ---------------------------------
         NAME                                                    NUMBER(1)      PERCENT(1)       NUMBER(1)       PERCENT(1)
-------------------------------------------------------------------------------------------------------------------------------
Cirmatica Gaming, S.A.......................................  21,716,204(2)       33.56%      1,207,421(17)         97.56%
    (subsidiary of Lottomatica S.p.A.)
Rambla de Catalunya 16, 4E2a
Barcelona, Spain 08007
-------------------------------------------------------------------------------------------------------------------------------
Oaktree Capital Management, LLC.............................    3,900,000(3)      9.07%             -0-              -0-
333 South Grand Avenue
Los Angeles, CA  90071
-------------------------------------------------------------------------------------------------------------------------------
Olivetti International S.A..................................    1,184,424(4)      2.68%         65,854(18)          5.32%
   (subsidiary of Olivetti S.p.A.)
125 Avenue du X Septembre
Luxembourg
-------------------------------------------------------------------------------------------------------------------------------
A. Lorne Weil...............................................    3,723,080(5)      8.30%             -0-              -0-
c/o Scientific Games Corporation
750 Lexington Avenue, 25th Floor
New York, New York  10022
-------------------------------------------------------------------------------------------------------------------------------
Larry J. Lawrence...........................................    2,590,995(6)      5.92%             -0-              -0-
c/o Allegra Partners
515 Madison Avenue, 29th Floor
New York, New York 10022
-------------------------------------------------------------------------------------------------------------------------------
Peter A. Cohen .............................................    1,403,026(7)      3.20%         30,183(19)          2.44%
-------------------------------------------------------------------------------------------------------------------------------
Alan J. Zakon...............................................    1,283,230(8)      2.97%             -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Michael S. Immordino .......................................       25,607(9)         *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Luciano La Noce.............................................       25,607(9)         *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
W. Walker Lewis.............................................       15,930(9)         *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Colin J. O'Brien ...........................................       35,607(9)         *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Roberto Sgambati ...........................................       25,607(9)         *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Sir Brian G. Wolfson .......................................      223,107(10)        *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
DeWayne E. Laird ...........................................      223,750(11)        *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Martin E. Schloss ..........................................      369,653(12)        *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
William J. Huntley .........................................      347,386(13)        *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
Clifford O. Bickell.........................................       43,250(14)        *              -0-              -0-
-------------------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group                10,335,835(15)    21.68%        30,183(19)            2.44%
(consisting of 14 persons)(5)(6)(7)(8)(9)(10)(11)(13)(14)
-------------------------------------------------------------------------------------------------------------------------------

  ----------

  *   Represents less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Owners of options, warrants, the Preferred Stock or other convertible securities exercisable or convertible within 60 days of March 31, 2002 are deemed to be the beneficial owners of the securities which may be acquired. The percentage of outstanding securities reported reflects the assumption that only the person whose ownership is being reported has exercised or converted his options, warrants or Preferred Stock.

(2) Includes 19,742,158 shares issuable upon conversion of Preferred Stock held by Cirmatica Gaming, S.A. ("Cirmatica"), representing 31.47% of the outstanding Common Stock. Also includes (a) 1,184,424 shares issuable upon conversion of Preferred Stock held by Olivetti International S.A.

      ("Olivetti") and (b) 789,622 shares issuable upon conversion of Preferred Stock held by The Oak Fund ("Oak"), all of which shares are subject to a voting agreement dated September 6, 2000 between Cirmatica, Olivetti and Oak (the "Voting Agreement"). Pursuant to the Voting Agreement, Cirmatica has the power to direct the voting of the shares held by Olivetti on all matters and to direct the voting of the shares held by Oak with respect to electing the persons who the holders of the Preferred Stock have the right to elect to the Board of Directors.

(3) Based on a Schedule 13G filed with the SEC on February 5, 2002 by Oaktree Capital Management, LLC.

(4) Consists of 1,184,424 shares issuable upon conversion of Preferred Stock held by Olivetti. As described in footnote 2 above, Cirmatica has sole power to direct the voting of these securities.

(5) Includes (a) 1,784,750 shares issuable upon exercise of stock options, (b) 28,691 shares issuable upon exercise of a warrant and (c) 25,859 shares of deferred stock. Also includes (a) 108,445 shares and (b) 14,345 shares issuable upon exercise of a warrant held for Mr. Weil's deferred compensation account by a grantor trust established in connection with the Company's deferred compensation plan. Excludes 297,076 shares held by The Lorne Weil 1989 Trust, John Novogrod, Trustee, as to which Mr. Weil disclaims beneficial ownership.

(6)   Includes (a) 175,000 shares issuable upon exercise of a stock option and
      (b) 594,914 shares issuable upon exercise of a warrant.

(7) Includes 12,500 shares issuable upon exercise of a stock option held by Mr. Cohen. Also includes (a) 964,959 shares held by Ramius Securities, LLC ("Ramius Securities") (which holdings consist of (i) 172,100 shares, (ii) 542,859 shares issuable upon conversion of Preferred Stock and (iii) 250,000 of which shares are issuable upon exercise of a warrant) and (b) 412,460 shares held by third party accounts managed by Ramius Securities (124,900 of which shares are held for the accounts of Peter Cohen and members of his immediate family). Mr. Cohen is one of three managing members of C4S & Co., LLC, the sole managing member of Ramius Capital Group, LLC, which is the parent company of Ramius Securities. Accordingly, Mr. Cohen may be deemed to beneficially own all of the securities held by Ramius Securities and the third party accounts. Mr. Cohen disclaims beneficial ownership of such securities except 124,900 of the shares held by the third party accounts.

(8)   Includes 170,000 shares issuable upon exercise of stock options.

(9)   Includes 12,500 shares issuable upon exercise of stock options.

(10)  Includes 120,000 shares issuable upon exercise of stock options.

(11)  Includes 222,250 shares issuable upon exercise of stock options.

(12)  Includes (a) 351,250 shares issuable upon exercise of stock options and
      (b) 3,403 shares of deferred stock.

(13)  Includes (a) 297,000 shares issuable upon exercise of stock options and
      (b) 1,308 shares of deferred stock.

(14)  Consists of 43,250 shares issuable upon exercise of stock options.

(15) Includes (a) 3,238,500 shares issuable upon exercise of stock options, (b) 887,950 shares issuable upon exercise of warrants, (c) 542,859 shares issuable upon conversion of Preferred Stock and (d) 30,570 shares of deferred stock.

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

(17) Includes 1,097,664 shares of Preferred Stock held by Cirmatica, representing 88.69% of the outstanding Preferred Stock. Also includes (a) 65,854 shares of Preferred held by Olivetti and (b) 43,903 shares of Preferred Stock held by Oak, all of which shares are subject to the Voting Agreement.

(18) Consists of 65,854 shares of Preferred Stock held by Olivetti. As described in footnote 2 above, Cirmatica has sole power to direct the voting of these securities.

(19) Solely for purposes of disclosure in this table with respect to ownership by directors, consists of 30,183 shares of Preferred Stock held by Ramius Securities. Mr. Cohen disclaims beneficial ownership of these securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is part of a consortium which includes Lottomatica S.p.A. (the parent company of Cirmatica Gaming, S.A.) that has been awarded a contract to be the exclusive operator for instant tickets in Italy. This award has been protested and is being reviewed in the Italian courts. If the award is ratified, we expect to enter into a contract, which initially would provide for the printing of tickets and the installation of a new centralized system, along with a full complement of cooperative services.

         Richard Weil, the brother of A. Lorne Weil, is Vice President of International Business Development for the Company. Richard Weil received a base salary of $225,000 and a bonus of $111,375 for fiscal 2001.

                                    SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            SCIENTIFIC GAMES CORPORATION

Dated: April 30, 2002

                            By:  /s/ DeWayne E. Laird
                                ----------------------------------------------
                                 DeWayne E. Laird
                                 Vice President and Chief Financial Officer