Form 10-Q
period 2002-03-31
SCIENTIFIC GAMES CORP
filed 2002-05-15
CIK 750004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

{Mark One}

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

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

                                Yes  X      No
                                   -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2002:
            Class A Common Stock: 43,056,007
            Class B Common Stock: None

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND OTHER INFORMATION

                        THREE MONTHS ENDED MARCH 31, 2002

                                                                                    PAGE
PART I.     FINANCIAL INFORMATION

    Item 1.    Consolidated Financial Statements:

                   Balance Sheets as of December 31, 2001
                      and March 31, 2002                                            3

                   Statements of Operations for the Three Months Ended
                      March 31, 2001 and 2002                                       4

                   Statements of Cash Flows for the Three Months Ended
                      March 31, 2001 and 2002                                       5

                   Notes to Consolidated Financial Statements                       6-17

    Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              18-25

PART II.    OTHER INFORMATION

    Item 1.    Legal Proceedings                                                    26
    Item 6.    Exhibits and Reports on Form 8-K                                     26

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            DECEMBER 31,       MARCH 31,
                                                                                               2001              2002
                                                                                           -------------     -----------
                                             ASSETS                                          (AUDITED)       (UNAUDITED)
      Current assets:
           Cash and cash equivalents.....................................................   $    12,649            5,016
           Restricted cash...............................................................           708              740
           Accounts receivable, net of allowance for doubtful accounts...................        50,410           52,554
           Inventories...................................................................        19,547           19,450
           Prepaid expenses, deposits and other current assets...........................        14,829           16,752
                                                                                           -------------     -----------
                Total current assets.....................................................        98,143           94,512
                                                                                           -------------     -----------
      Property and equipment, at cost....................................................       364,837          370,754
           Less accumulated depreciation.................................................       168,049          176,033
                                                                                           -------------     -----------
                Net property and equipment...............................................       196,788          194,721
                                                                                           -------------     -----------
      Goodwill, net......................................................................       195,255          198,425
      Other intangible assets, net.......................................................        60,154           56,812
      Other assets and investments.......................................................        51,612           52,658
                                                                                           -------------     -----------
                Total assets.............................................................   $   601,952          597,128
                                                                                           =============     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
           Current installments of long-term debt........................................   $     9,437           10,174
           Accounts payable..............................................................        26,632           23,760
           Accrued liabilities...........................................................        51,118           45,993
           Interest payable..............................................................         8,381            3,823
                                                                                           -------------     -----------
                Total current liabilities................................................        95,568           83,750
                                                                                           -------------     -----------
      Deferred income taxes..............................................................        28,568           25,598
      Other long-term liabilities........................................................        23,440           22,404
      Long-term debt, excluding current installments.....................................       430,298          431,633
                                                                                           -------------     -----------
                Total liabilities........................................................       577,874          563,385
                                                                                           -------------     -----------

      Commitments and contingencies                                                                  --               --

      Stockholders' equity:
           Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,220 and 1,237 shares outstanding at December 31,
               2001 and March 31, 2002, respectively.....................................         1,220            1,237
           Class A common stock, par value $0.01 per share, 99,300 shares authorized,
               41,203 and 42,986 shares outstanding at December 31, 2001 and
               March 31, 2002, respectively..............................................           412              430
           Class B non-voting common stock, par value $0.01 per share, 700 shares
              authorized, none outstanding...............................................            --               --
           Additional paid-in capital....................................................       275,510          278,525
           Accumulated losses............................................................      (242,545)        (237,143)
           Treasury stock, at cost.......................................................          (135)            (135)
           Accumulated other comprehensive loss..........................................       (10,384)          (9,171)
                                                                                           -------------     -----------
                Total stockholders' equity...............................................        24,078           33,743
                                                                                           -------------     -----------
                Total liabilities and stockholders' equity...............................   $   601,952          597,128
                                                                                           =============     ===========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  2001               2002
                                                                                             -------------        ---------
    Operating revenues:
         Services........................................................................... $      88,040           92,516
         Sales..............................................................................        24,068           14,456
                                                                                             -------------        ---------
                                                                                                   112,108          106,972
                                                                                             -------------        ---------
    Operating expenses (exclusive of depreciation and amortization shown below):
         Services...........................................................................        58,113           53,262
         Sales..............................................................................        14,707            9,225
                                                                                             -------------        ---------
                                                                                                    72,820           62,487
                                                                                             -------------        ---------
              Total gross profit............................................................        39,288           44,485
    Selling, general and administrative expenses............................................        14,625           14,360
    Depreciation and amortization...........................................................        13,608           10,406
                                                                                             -------------        ---------
              Operating income..............................................................        11,055           19,719
                                                                                             -------------        ---------
    Other deductions:
         Interest expense...................................................................        13,580           11,451
         Other (income) expense.............................................................           244              (68)
                                                                                             -------------        ---------
                                                                                                    13,824           11,383
                                                                                             -------------        ---------
         Income (loss) before income tax expense (benefit)..................................        (2,769)           8,336
    Income tax expense (benefit)............................................................          (332)           1,131
                                                                                             -------------        ---------
         Net income (loss)..................................................................        (2,437)           7,205
    Convertible preferred stock paid-in-kind dividend.......................................         1,699            1,803
                                                                                             -------------        ---------
    Net income (loss) available to common stockholders...................................... $      (4,136)           5,402
                                                                                             =============        =========

    Basic and diluted net income (loss) per share:
       Basic net income (loss) available to common stockholders............................. $       (0.10)            0.13
                                                                                             =============        =========
       Diluted net income (loss) available to common stockholders........................... $       (0.10)            0.10
                                                                                             =============        =========

    Weighted average number of shares used in per share calculations:
         Basic shares.......................................................................        40,163           42,067
                                                                                             =============        =========
         Diluted shares.....................................................................        40,163           71,725
                                                                                             =============        =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  2001               2002
                                                                                             -------------        ---------
    Cash flows from operating activities:
         Net income (loss).................................................................  $      (2,437)           7,205
                                                                                             -------------        ---------
         Adjustments to reconcile net income (loss) to cash provided by operating activities:
              Depreciation and amortization................................................         13,608           10,406
              Non-cash interest expense....................................................            585              612
              Changes in operating assets and liabilities..................................         (1,338)         (16,463)
              Other........................................................................           (164)            (272)
                                                                                             -------------        ---------
                   Total adjustments.......................................................         12,691           (5,717)
                                                                                             -------------        ---------
    Net cash provided by operating activities..............................................         10,254            1,488
                                                                                             -------------        ---------

    Cash flows from investing activities:
         Capital expenditures..............................................................         (1,034)          (1,828)
         Wagering systems expenditures.....................................................         (8,316)          (5,006)
         Increase in other assets and liabilities..........................................         (1,592)          (5,124)
                                                                                             -------------        ---------
    Net cash used in investing activities..................................................        (10,942)         (11,958)
                                                                                             -------------        ---------

    Cash flows from financing activities:
         Net borrowings under lines of credit..............................................          7,000            4,250
         Payments on long-term debt........................................................         (1,509)          (2,166)
         Proceeds from the issuance of common stock........................................             37            1,163
                                                                                             -------------        ---------
    Net cash provided by financing activities..............................................          5,528            3,247
                                                                                             -------------        ---------

    Effect of exchange rate changes on cash................................................           (974)            (410)
                                                                                             -------------        ---------
    Increase (decrease) in cash and cash equivalents.......................................          3,866           (7,633)
    Cash and cash equivalents, beginning of period.........................................          6,488           12,649
                                                                                             -------------        ---------
    Cash and cash equivalents, end of period...............................................  $      10,354            5,016
                                                                                             =============        =========

    Supplemental disclosure of cash flow information:
       Cash paid (recovered) during the period for:
         Interest paid.....................................................................  $      17,647           15,397
                                                                                             =============        =========
         Net income taxes (recovered) paid.................................................  $        (999)             992
                                                                                             =============        =========
       Non-cash financing activity during the period:
         Convertible preferred stock paid-in-kind dividends................................  $       1,699            1,803
                                                                                             =============        =========

          See accompanying notes to consolidated financial statements.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations for the three months ended March 31, 2001 and 2002, and the consolidated statements of cash flows for the three months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 31, 2002 and the results of its operations for the three months ended March 31, 2001 and 2002 and its cash flows for the three months ended March 31, 2001 and 2002 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     Certain items in prior period's financial statements have been classified to conform with the current year presentation.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2002:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------
                                                                                  2001              2002
                                                                            -----------------    ---------
         INCOME (LOSS) (NUMERATOR)
         Net income (loss)................................................   $       (2,437)         7,205
         Convertible preferred stock paid-in-kind dividend................            1,699          1,803
                                                                            -----------------    ---------
         Net income (loss) available to common stockholders - basic.......           (4,136)         5,402
         Add back convertible preferred stock
              paid-in-kind dividend (1)...................................               --          1,803
                                                                            -----------------    ---------
         Net income (loss) available to
              common stockholders - diluted...............................   $       (4,136)         7,205
                                                                            =================    =========
         SHARES (DENOMINATOR)
         Basic weighted average common shares outstanding.................           40,163         42,067
         Effect of diluted securities-stock options, warrants,
              convertible preferred shares and deferred shares (2)........               --         29,658
                                                                            -----------------    ---------
         Diluted weighted average common shares outstanding...............           40,163         71,725
                                                                            =================    =========

         BASIC AND DILUTED PER SHARE AMOUNT
         Basic net income (loss) available to common stockholders.........   $        (0.10)          0.13
                                                                            =================    =========
         Diluted net income (loss) available to common stockholders (2)...   $        (0.10)          0.10
                                                                            =================    =========

      (1) Convertible preferred stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three months ended March 31, 2002 since the preferred stock is assumed to have been converted.
      (2) Potential common shares are not included in the calculation of dilutive net loss per share in the three months ended March 31, 2001 since the inclusion would be anti-dilutive.

     At March 31, 2001 and 2002, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units, convertible preferred stock and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended December 31, 2001 in the Company's 2001 Annual Report on Form 10-K.)

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  BUSINESS SEGMENTS

     The following tables represent revenues, profits, depreciation and capital expenditures for the three months ended March 31, 2001 and 2002 and assets at March 31, 2001 and 2002, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.


                                                                THREE MONTHS ENDED MARCH 31, 2001
                                               ------------------------------------------------------------------
                                                                                             TELECOM-
                                                                                VENUE      MUNICATIONS
                                                 LOTTERY     PARI-MUTUEL     MANAGEMENT     PRODUCTS
                                                  GROUP         GROUP           GROUP        GROUP         TOTALS
                                               ---------     -----------     ----------    -----------    -------
Service revenues.............................  $  53,203          19,333         15,504             --     88,040
Sales revenues...............................      2,914           9,674             --         11,480     24,068
                                               ---------     -----------     ----------    -----------    -------
Total revenues...............................     56,117          29,007         15,504         11,480    112,108
                                               ---------     -----------     ----------    -----------    -------
Gross profit.................................     18,276          11,632          4,481          4,899     39,288
Selling, general and administrative expenses.      6,893           2,693            682          1,370     11,638
Depreciation and amortization................      8,583           3,771            655            523     13,532
                                               ---------     -----------     ----------    -----------    -------
Segment operating income.....................      2,800           5,168          3,144          3,006     14,118
                                               ---------     -----------     ----------    -----------
Unallocated corporate expense................                                                               3,063
                                                                                                          -------
Consolidated operating income................  $                                                           11,055
                                                                                                          =======
Assets at December 31, 2001..................  $ 306,127         226,650         32,977         36,198    601,952
                                               =========     ===========     ==========    ===========    =======
Capital and wagering systems expenditures....  $   7,469             975            363            543      9,350
                                               =========     ===========     ==========    ===========    =======

                                                                 THREE MONTHS ENDED MARCH 31, 2001
                                               ------------------------------------------------------------------
                                                                                             TELECOM-
                                                                                VENUE      MUNICATIONS
                                                LOTTERY      PARI-MUTUEL     MANAGEMENT     PRODUCTS
                                                 GROUP          GROUP           GROUP         GROUP        TOTALS
                                               ---------     -----------     ----------    -----------    -------
Service revenues.............................  $  58,078          19,637         14,801             --     92,516
Sales revenues...............................      1,941           1,397            343         10,775     14,456
                                               ---------     -----------     ----------    -----------    -------
Total revenues...............................     60,019          21,034         15,144         10,775    106,972
                                               ---------     -----------     ----------    -----------    -------
Gross profit.................................     26,372           9,757          4,603          3,753     44,485
Selling, general and administrative expenses.      6,483           1,838            629          1,148     10,098
Depreciation and amortization................      5,988           3,435            420            475     10,318
                                               ---------     -----------     ----------    -----------    -------
Segment operating income.....................     13,901           4,484          3,554          2,130     24,069
                                               ---------     -----------     ----------    -----------
Unallocated corporate expense................                                                               4,350
                                                                                                          -------
Consolidated operating income................  $                                                           19,719
                                                                                                          =======
Assets at March 31, 2002.....................  $ 306,823         220,661         34,642         35,002    597,128
                                               =========     ===========     ==========    ===========    =======
Capital and wagering systems expenditures....  $   4,645           1,341            164            684      6,834
                                               =========     ===========     ==========    ===========    =======

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  BUSINESS SEGMENTS--(CONTINUED)

     The following table provides a reconciliation of consolidated operating income to the consolidated income (loss) before income tax expense (benefit) and extraordinary items for each period:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       2001               2002
                                                                                   -------------       -----------
Reportable consolidated operating income........................................   $      11,055           19,719
Interest expense................................................................          13,580           11,451
Other (income) expense..........................................................             244              (68)
                                                                                   ----------------   -----------
Income (loss) before income tax expense (benefit)...............................   $      (2,769)           8,336
                                                                                   ================   ===========

(3)  COMPREHENSIVE INCOME (LOSS)

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

     Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $7,249 and $5,388 at December 31, 2001 and March 31, 2002, respectively. For the three month periods ended March 31, 2001 and 2002, the Company recorded a $2,806 charge and a $1,861 credit, respectively, to other comprehensive income (loss) for the change in fair value of the interest rate hedge instruments.

     The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 2001 and 2002:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                           2001             2002
                                                                                       ------------       ---------
         Net income (loss)....................................................         $    (2,437)           7,205
         Other comprehensive income (loss):
              Foreign currency translation....................................              (1,480)          (1,003)
              Unrealized gain on investments..................................                 575              355
              Unrealized gain (loss) on interest rate swap agreements.........              (2,806)           1,861
                                                                                       ------------       ---------
              Other comprehensive income (loss)...............................              (3,711)           1,213
                                                                                       ------------       ---------
         Comprehensive income (loss)..........................................         $    (6,148)           8,418
                                                                                       ============       =========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4)  INVENTORIES

     Inventories consist of the following:

                                                                                       DECEMBER 31,         MARCH 31,
                                                                                           2001               2002
                                                                                       ------------       ------------
         Parts and work-in-process............................................         $    10,130                9,532
         Finished goods.......................................................               9,417                9,918
                                                                                       ------------       -------------
                                                                                       $    19,547               19,450
                                                                                       ============       =============

     Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(5)  DEBT

     At March 31, 2002, the Company had approximately $26,664 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $19,000 of borrowings outstanding under the Facility and approximately $19,336 in letters of credit were issued under the Facility at March 31, 2002. At December 31, 2001, Scientific Games' available borrowing capacity under the Facility was $30,960.

     The Company's financing arrangements impose certain limitations on its operations and its subsidiaries' operations, including the maintenance of certain leverage, coverage and net worth ratios. In addition, the Company's financing arrangements also restrict its and certain of its subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting their ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-lease back transactions, consummate certain asset sales, and create certain liens and other encumbrances on their assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by the Company, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and the Company's lenders amended certain limitations to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While the Company was in compliance with these covenants at March 31, 2002 and expects to continue to remain in compliance over the next 12 months, no assurances can be provided that it will be able to do so or that it will be able to continue to meet the covenant requirements beyond 12 months.

(6) GOODWILL AND INTANGIBLE ASSETS, IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, BUSINESS COMBINATIONS, ("SFAS 141") and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") and in August 2001 the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. We adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by us in our business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) GOODWILL AND INTANGIBLE ASSETS, IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--(CONTINUED)

     SFAS 142 requires that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. We also adopted SFAS 142 and, accordingly, are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 require that we perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

     We had unamortized goodwill of approximately $195 million and unamortized identifiable intangible assets in the amount of approximately $60 million at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our right to operate our Connecticut OTBs and our trade name with net carrying amounts of approximately $11.7 million and $30.1 million, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3.2 million, net of related deferred tax liabilities, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $14.2 million for the year ended December 31, 2001. We also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. We completed our initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. We expect to complete our initial impairment review of goodwill by the end of the second quarter 2002. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized.

     SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a temporarily controlled subsidiary. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale had no material impact on our consolidated financial statements for the first quarter of 2002 because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements with respect to future disposal decisions, if any.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) GOODWILL AND INTANGIBLE ASSETS, IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--(CONTINUED)

     The following disclosure presents certain information on the Company's acquired intangible assets subject to amortization as of March 31, 2002. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

                                                             WEIGHTED
                                                              AVERAGE              GROSS
                                                           AMORTIZATION           CARRYING              ACCUMULATED           NET
                 INTANGIBLE ASSETS                            PERIOD               AMOUNT               AMORTIZATION        BALANCE
-----------------------------------------------------     -------------       -----------------         ------------       ---------
            BALANCE AT DECEMBER 31, 2001
Amortizable intangible assets:
   Patents.......................................               15            $             900                   79             821
   Customer lists................................               14                       14,600                2,324          12,276
   Employee work force...........................                5                        7,200                1,917           5,283
   Trade name....................................               20                       32,200                2,107          30,093
   Connecticut off-track betting system operating
     rights......................................               20                       20,000                8,319          11,681
                                                                              -----------------         ------------       ---------
Total intangible assets..........................                             $          74,900               14,746          60,154
                                                                              =================         ============       =========

             BALANCE AT MARCH 31, 2002
Amortizable intangible assets:
   Patents.......................................               15            $             900                   94             806
   Customer lists................................               14                       14,600                2,695          11,905
                                                                              -----------------         ------------       ---------
                                                                                         15,500                2,789          12,711
                                                                              -----------------         ------------       ---------
Non-amortizable intangible assets:
   Trade name....................................                                        32,200                2,107          30,093
   Connecticut off-track betting system operating
     right.......................................                                        22,327                8,319          14,008
                                                                              -----------------         ------------       ---------
                                                                                         54,527               10,426          44,101
                                                                              -----------------         ------------       ---------
Total intangible assets.........................                              $          70,027               13,215          56,812
                                                                              =================         ============       =========

     The aggregate intangible amortization expense for the three-month period ended March 31, 2002 was approximately $386. The estimated intangible asset amortization expense for the year ending December 31, 2002 and for each of the subsequent four years ending December 31, 2006 are $1,765, $1,765, $1,480, $732 and $445, respectively.

     The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001 to March 31, 2002. The Company recorded a $3,170 increase in goodwill at January 1, 2002 in connection with the reclassification of employee work force intangible assets of $5,283 less related deferred tax liability of $2,113 acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141.

                                                                                                        TELECOM-
                                                                                         VENUE         MUNICATIONS
                                                   LOTTERY          PARI-MUTUEL       MANAGEMENT        PRODUCTS
                    GOODWILL                        GROUP              GROUP             GROUP           GROUP            TOTALS
---------------------------------------------   -------------       ------------      ----------      -----------         -------
Balance at December 31, 2001.................   $     192,658              2,597              --              --          195,255

Effect of adoption of
   SFAS 141 and SFAS 142:
     Reclassification of employee
        workforce intangible asset, net of tax          3,170                 --              --              --            3,170
                                                -------------       ------------      ----------      ----------          -------
Balance at March 31, 2002....................   $     195,828              2,597              --              --          198,425
                                                =============       ============      ==========      ==========          =======

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) GOODWILL AND INTANGIBLE ASSETS, IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--(CONTINUED)

     The following table compares pro forma net income (loss) available to common stockholders for the three months ended March 31, 2001, adjusted to reflect the adoption of SFAS 142 on January 1, 2001, to the reported net income for the three months March 31, 2002.

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ---------------------------------
                                                                            2001               2002
                                                                       --------------      -------------

                                                                           Pro Forma        As Reported

Reported net income (loss)............................................ $       (2,437)            7,205
Convertible preferred stock paid-in-kind dividend.....................          1,699             1,803
                                                                       --------------      ------------
Reported net income (loss) available to common stockholders...........         (4,136)            5,402
Add back:
   Goodwill and related intangible amortization, net of tax benefit of
     $305 ............................................................          2,667                --
                                                                       --------------      ------------
Adjusted net income (loss) available to common stockholders........... $       (1,469)            5,402
                                                                       ==============      ============
Basic and diluted net income (loss) per share
  available to common stockholders :
Basic reported net income (loss) per share ........................... $        (0.10)             0.13
Diluted reported net income (loss) per share .........................          (0.10)             0.10
Add back:
Goodwill and related intangible amortization, net of tax benefit......           0.06                --
                                                                       --------------      ------------
Adjusted basic net income (loss) per share ........................... $        (0.04)             0.13
                                                                       ==============      ============
Adjusted diluted net income (loss) per share ......................... $        (0.04)             0.10
                                                                       ==============      ============
Weighted average basic shares used in per share calculations..........         40,163            42,067
                                                                       ==============      ============
Weighted average diluted shares used in per share calculations........         40,163            71,725
                                                                       ==============      ============

(7)  RECENT DEVELOPMENTS

     On March 19, 2002, the Company executed a letter of intent to purchase 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price will be $3.9 million in cash payable at closing and up to an additional $4.4 million in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years. The closing of the transaction is subject to certain conditions, including execution of definitive agreements and completion of due diligence.

     On February 26, 2002, the Company executed a letter of intent to acquire MDI Entertainment, Inc. in a stock-for-stock transaction valued at approximately $26 million. On February 28, 2002, a class action suit on behalf of MDI's public stockholders was filed against multiple parties, including the Company and MDI, to enjoin the proposed acquisition on the grounds that the value of MDI's common stock is in excess of the amount provided for in the Company's letter of intent. On May 8, 2002, the Company and MDI announced that they had mutually and amicably terminated negotiations with respect to that contemplated acquisition. The announcement followed MDI's announcement that it had received a proposal from a third party to acquire a majority interest in MDI for $3.30 per share in cash. In light of this development, the Company believes that the lawsuit currently pending relating to the now terminated transaction is subject to dismissal.

(8) FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

     The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Company's 12 1/2% Series B Senior Subordinated Notes due 2010 (the "Notes") and Facility issued on September 6, 2000 in connection with the acquisition of SGHC, are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

     Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2001 and March 31, 2002 and for the three months ended March 31, 2001 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

     The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                 Parent        Guarantor      Non-Guarantor     Eliminating
                                                Company       Subsidiaries    Subsidiaries        Entries       Consolidated
                                              ----------      ------------    -------------    ------------    -------------
ASSETS
   Cash and cash equivalents...............   $    7,612             (415)          5,452               --          12,649
   Accounts receivable, net................           --           34,322          16,088               --          50,410
   Inventories.............................           --           16,524           3,558             (535)         19,547
   Other current assets....................          973            9,344           5,190               30          15,537
   Property and equipment, net.............        2,159          156,224          38,822             (417)        196,788
   Investment in subsidiaries..............      265,521               --              --         (265,521)             --
   Goodwill................................          183          192,658           2,414               --         195,255
   Intangible assets.......................           --           54,913           5,241               --          60,154
   Other assets............................       20,378           44,071           6,487          (19,324)         51,612
                                              ----------      ------------    -------------    ------------    -------------
      Total assets.........................   $  296,826          507,641          83,252         (285,767)        601,952
                                              ==========      ============    =============    ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt..   $    9,018                9             410               --           9,437
   Current liabilities.....................       14,999           50,672          19,661              799          86,131
   Long-term debt, excluding current
     installments..........................      429,917               10             371               --         430,298
   Other non-current liabilities...........       14,221           32,702           4,356              729          52,008
   Intercompany balances...................     (195,407)         169,896          27,154           (1,643)             --
   Stockholders' equity....................       24,078          254,352          31,300         (285,652)         24,078
                                              ----------      ------------    -------------    ------------    -------------
      Total liabilities and stockholders'
        equity.............................   $  296,826          507,641          83,252         (285,767)        601,952
                                              ==========      ============    =============    ============    =============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                            (UNAUDITED, IN THOUSANDS)

                                                Parent         Guarantor     Non-Guarantor    Eliminating
                                                Company       Subsidiaries    Subsidiaries      Entries       Consolidated
                                              ----------      ------------   -------------    -----------     ------------
ASSETS
   Cash and cash equivalents...............   $     2,443          (1,951)          4,524              --          5,016
   Accounts receivable, net................            --          37,794          14,760              --         52,554
   Inventories.............................            --          16,143           3,862            (555)        19,450
   Other current assets....................         1,283          10,231           5,948              30         17,492
   Property and equipment, net.............         2,068         154,339          38,730            (416)       194,721
   Investment in subsidiaries..............       287,898              --              --        (287,898)            --
   Goodwill................................           183         195,828           2,414              --        198,425
   Intangible assets.......................            --          53,180           3,632              --         56,812
   Other assets............................        21,805          41,757           5,656         (16,560)        52,658
                                              -----------     ------------   -------------    -----------     ------------
      Total assets.........................   $   315,680         507,321          79,526        (305,399)       597,128
                                              ===========     ============   =============    ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current installments of long-term debt..   $     9,770               9             395              --         10,174
   Current liabilities.....................        10,127          42,636          19,866             947         73,576
   Long-term debt, excluding current
     installments..........................       431,351               8             274              --        431,633
   Other non-current liabilities...........        13,765          29,627           4,410             200         48,002
   Intercompany balances...................      (183,076)        163,116          21,751          (1,791)            --
   Stockholders' equity....................        33,743         271,925          32,830        (304,755)        33,743
                                              -----------     ------------   -------------    -----------     ------------
      Total liabilities and stockholders'
        equity.............................   $   315,680         507,321          79,526        (305,399)       597,128
                                              ===========     ============   =============    ===========     ============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED, IN THOUSANDS)

                                                 Parent          Guarantor      Non-Guarantor     Eliminating
                                                 Company       Subsidiaries     Subsidiaries        Entries      Consolidated
                                               ----------      ------------     -------------     -----------    ------------
Operating revenues.........................    $       --            85,262           31,810          (4,964)        112,108
Operating expenses.........................            --            54,832           22,908          (4,920)         72,820
                                               ----------      ------------     -------------     -----------    ------------

   Gross profit............................            --            30,430            8,902             (44)         39,288

Selling, general and administrative expenses        2,987             8,476            3,165              (3)         14,625
Depreciation and amortization..............            76            12,056            1,511             (35)         13,608
                                               ----------      ------------     -------------     -----------    ------------
   Operating income (loss).................        (3,063)            9,898            4,226              (6)         11,055
Interest expense...........................        13,556                 4              592            (572)         13,580
Other (income) expense.....................           (49)             (587)             256             624             244
                                               ----------      ------------     -------------     -----------    ------------
Income (loss) before equity in income of
  subsidiaries and income taxes............       (16,570)           10,481            3,378             (58)         (2,769)
Equity in income of subsidiaries...........        13,508                --               --         (13,508)             --
Income tax expense (benefit)...............          (625)             (836)           1,129              --            (332)
                                               ----------      ------------     -------------     -----------    ------------

Net income (loss)..........................    $   (2,437)           11,317            2,249         (13,566)         (2,437)
                                               ==========      ============     =============     ===========     ===========

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                            (UNAUDITED, IN THOUSANDS)

                                                 Parent          Guarantor      Non-Guarantor     Eliminating
                                                 Company       Subsidiaries     Subsidiaries        Entries      Consolidated
                                               ----------      ------------     -------------     -----------    ------------
Operating revenues.........................    $       --            84,114           24,927          (2,069)        106,972
Operating expenses.........................            --            47,567           16,968          (2,048)         62,487

                                               ----------      ------------     -------------     -----------    ------------

   Gross profit............................            --            36,547            7,959             (21)         44,485

Selling, general and administrative expenses        4,263             7,609            2,491              (3)         14,360
Depreciation and amortization..............            87             8,432            1,889              (2)         10,406
                                               ----------      ------------     -------------     -----------    ------------
   Operating income (loss).................        (4,350)           20,506            3,579             (16)         19,719
Interest expense...........................        11,295               178              309            (331)         11,451
Other (income) expense.....................          (292)             (379)             327             276             (68)
                                               ----------      ------------     -------------     -----------    ------------
Income (loss) before equity in income of
  subsidiaries, and income taxes...........       (15,353)           20,707            2,943              39           8,336
Equity in income of subsidiaries...........        22,650                --               --         (22,650)             --
Income tax expense.........................            92                37            1,002              --           1,131
                                               ----------      ------------     -------------     -----------    ------------

Net income.................................    $    7,205            20,670            1,941         (22,611)          7,205
                                               ==========     =============     =============     ===========    ============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED, IN THOUSANDS)

                                                  Parent         Guarantor       Non-Guarantor    Eliminating
                                                 Company       Subsidiaries      Subsidiaries       Entries      Consolidated
                                               ----------      ------------     -------------     -----------    ------------
Net income (loss)..........................    $   (2,437)           11,317             2,249        (13,566)        (2,437)
   Depreciation and amortization...........            76            12,056             1,511            (35)        13,608
   Equity in income of subsidiaries........       (13,508)               --                --         13,508             --
   Non-cash interest expense...............           585                --                --             --            585
   Changes in operating assets and liabilities     (6,004)            4,084            (1,148)         1,730         (1,338)
   Other non-cash adjustments..............            66              (354)              124             --           (164)
                                               ----------      ------------     -------------     -----------    ------------

Net cash provided by (used in) operating
activities.................................       (21,222)           27,103             2,736          1,637         10,254
                                               ----------      ------------     -------------     -----------    ------------
Cash flows from investing activities:
   Capital and wagering systems expenditures          (23)           (5,970)           (3,639)           282         (9,350)
   Other assets and investments............          (427)           (2,416)            1,450           (199)        (1,592)
                                               ----------      ------------     -------------     -----------    ------------

Net cash used in investing activities......          (450)           (8,386)           (2,189)            83        (10,942)
                                               ----------      ------------     -------------     -----------    ------------

Cash flows from financing activities:
   Net borrowing under lines of credit.....         7,000                --                --             --          7,000
   Payments on long-term debt..............        (1,314)               (3)             (385)           193         (1,509)
   Net proceeds from stock issue...........            37                50               (50)            --             37
   Other, principally intercompany balances        19,023           (17,476)              366         (1,913)            --
                                               ----------      ------------     -------------     -----------    ------------

Net cash provided by (used in) financing
activities.................................        24,746           (17,429)              (69)        (1,720)         5,528
                                               ----------      ------------     -------------     -----------    ------------

Effect of exchange rate changes on cash....            --              (598)             (376)            --           (974)
                                               ----------      ------------     -------------     -----------    ------------

Increase in cash and cash equivalents......         3,074               690               102             --          3,866
Cash and cash equivalents, beginning of period        867               (50)            5,671             --          6,488
                                               ----------      ------------     -------------     -----------    ------------

Cash and cash equivalents, end of period...    $    3,941               640             5,773             --         10,354
                                               ==========     =============     =============    ============    ============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                 SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                            (UNAUDITED, IN THOUSANDS)

                                                 Parent          Guarantor     Non-Guarantor    Eliminating
                                                 Company        Subsidiaries    Subsidiaries      Entries      Consolidated
                                               -----------      ------------   -------------    ------------   ------------
Net income.................................    $     7,205          20,670           1,941        (22,611)          7,205
   Depreciation and amortization...........             87           8,432           1,889             (2)         10,406
   Equity in income of subsidiaries........        (22,650)             --              --         22,650              --
   Non-cash interest expense...............            612              --              --             --             612
   Changes in operating assets and liabilities      (5,182)        (11,909)            438            190         (16,463)
   Other non-cash adjustments..............           (306)            (62)             96             --            (272)
                                               -----------      ------------   -------------    ------------   ------------

Net cash provided by (used in) operating
activities.................................        (20,234)         17,131           4,364            227           1,488
                                               -----------      ------------   -------------    ------------   ------------

Cash flows from investing activities:
   Capital and wagering systems expenditures..          30          (5,061)         (1,803)            --          (6,834)
   Other assets and investments............           (269)         (1,941)            379         (3,293)         (5,124)
                                               -----------      ------------   -------------    ------------   ------------

Net cash used in investing activities......           (239)         (7,002)         (1,424)        (3,293)        (11,958)
                                               -----------      ------------   -------------    ------------   ------------

Cash flows from financing activities:
   Net borrowing under lines of credit.....          4,250              --              --             --           4,250
   Payments on long-term debt..............         (2,064)             (2)           (100)            --          (2,166)
   Net proceeds from stock issue...........          1,163          (3,236)             --          3,236           1,163
   Other, principally intercompany balances         11,955          (8,210)         (3,575)          (170)             --
                                               -----------      ------------   -------------    ------------   ------------

Net cash provided by (used in) financing
activities.................................         15,304         (11,448)         (3,675)         3,066           3,247
                                               -----------      ------------   -------------    ------------   ------------

Effect of exchange rate changes on cash....             --            (217)           (193)            --            (410)
                                               -----------      ------------   -------------    ------------   ------------

Decrease in cash and cash equivalents......         (5,169)         (1,536)           (928)            --          (7,633)
Cash and cash equivalents, beginning of period       7,612            (415)          5,452             --          12,649
                                               -----------      ------------   -------------    ------------   ------------

Cash and cash equivalents, end of period...    $     2,443          (1,951)          4,524             --           5,016
                                               ===========      ============   =============    ============   ============

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS FOR
                      THE THREE MONTHS ENDED MARCH 31, 2002

BACKGROUND

     Effective April 27, 2001, we changed our corporate name from Autotote Corporation to Scientific Games Corporation. On January 29, 2002 we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS."

     The following discussion addresses our financial condition as of March 31, 2002 and the results of its operations for the three-month period ended March 31, 2002, compared to the same period in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K.

     We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This product line also includes software and hardware and support service for sports betting and credit card processing systems.

     Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment.

     Our Venue Management Group is comprised of our Connecticut off-track betting operations, and our Dutch on-track and off-track betting operations.

     Our Telecommunications Products Group is comprised of our prepaid cellular phone cards business.

     Our revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are earned pursuant to multi-year contracts to provide instant tickets and related services and on-line lottery and pari-mutuel wagering systems and services, or are derived from wagering by customers at facilities we own or lease. Sales revenues are derived from sales of prepaid phone cards and from the sale of wagering systems, equipment, and software licenses.

     The first and fourth quarters of the calendar year traditionally comprise the weakest season for our pari-mutuel wagering business. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions. In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions. Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period.

RESULTS OF OPERATIONS:

                                                                   THREE MONTHS ENDED MARCH 31, 2001
                                               -------------------------------------------------------------------------
                                                                                            TELECOM-
                                                                               VENUE       MUNICATIONS
                                                LOTTERY        PARI-MUTUEL   MANAGEMENT     PRODUCTS
                                                 GROUP            GROUP        GROUP          GROUP              TOTALS
                                               ----------    -------------  -----------   ------------         ---------
Service revenues.............................  $   53,203         19,333         15,504             --           88,040
Sales revenues...............................       2,914          9,674             --         11,480           24,068
                                               ----------    -------------  -----------   ------------         ---------
Total revenues...............................      56,117         29,007         15,504         11,480          112,108
                                               ----------    -------------  -----------   ------------         ---------
Gross profit.................................      18,276         11,632          4,481          4,899           39,288
Selling, general and administrative expenses.       6,893          2,693            682          1,370           11,638
Depreciation and amortization................       8,583          3,771            655            523           13,532
                                               ----------    -------------  -----------   ------------         ---------
Segment operating income.....................  $    2,800          5,168          3,144          3,006           14,118
                                               ==========    =============  ===========   ============         =========

                                                                   THREE MONTHS ENDED MARCH 31, 2002
                                               -------------------------------------------------------------------------
                                                                                            TELECOM-
                                                                               VENUE      MUNICATIONS
                                                 LOTTERY      PARI-MUTUEL    MANAGEMENT    PRODUCTS
                                                   GROUP         GROUP         GROUP         GROUP               TOTALS
                                               ----------    -------------  ------------  ------------         ---------
Service revenues.............................  $   58,078         19,637          14,801            --           92,516
Sales revenues...............................       1,941          1,397             343        10,775           14,456
                                               ----------    -------------  ------------  ------------         ---------
Total revenues...............................      60,019         21,034          15,144        10,775          106,972
                                               ----------    -------------  ------------  ------------         ---------
Gross profit.................................      26,372          9,757           4,603         3,753           44,485
Selling, general and administrative expenses.       6,483          1,838             629         1,148           10,098
Depreciation and amortization................       5,988          3,435             420           475           10,318
                                               ----------    -------------  ------------  ------------         ---------
Segment operating income.....................  $   13,901          4,484           3,554         2,130           24,069
                                               ==========    ===========    ============ =============         =========

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUE ANALYSIS

     Lottery Group revenue of $60.0 million in the three months ended March 31, 2002 improved $3.9 million from the same period in 2001. A $4.9 million increase in service revenue is attributable to: an incremental $4.5 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, $1.2 million growth in our instant ticket lottery business due primarily to the start-up of the South Carolina Educational Lottery in December 2001, and $1.5 million growth in our cooperative lottery services business. These increases were partially offset by a $2.3 million decrease resulting from the absence of the French lottery business that was sold in the second quarter of 2001 and a $1.0 million reduction in lottery equipment sales.

     Pari-mutuel Group service revenue of $19.6 million in the three months ended March 31, 2002 increased $0.3 million from the same period in 2001 as revenue improvements in the North American racing operations, NASRIN(TM) services and simulcasting services were partially offset by lower revenues in the French operations and the effect of the lower revenues in the German racing operations due to lower simulcasting services and the unfavorable impact of Euro exchange rate on revenues. Sales revenue of $1.4 million in the three months ended March 31, 2002 decreased $8.3 million from same period in 2001 due to completion in 2001 of a system and terminals sale to our customer in Turkey and non-recurring sales of terminals in 2001 to other foreign customers.

     Venue Management Group service revenue of $14.8 million in the three months ended March 31, 2002 was $0.7 million lower than in the same period in 2001, primarily reflecting lower Handle related revenue in the Connecticut OTB operations following the closing of the Milford jai-alai fronton.

     Telecommunications Products Group sales revenue of $10.8 million in the three months ended March 31, 2002 was $0.7 million lower than in the same period in 2001, reflecting continued competitive price reductions which offset a 23% growth in the volume of tickets produced.

GROSS PROFIT ANALYSIS

     The total gross profit earned, exclusive of depreciation and amortization, of $44.5 million in the three months ended March 31, 2002 increased $5.2 million from the same period in 2001. This increase included $9.3 million in improved gross margins in the service businesses that resulted primarily from the new lotteries, and higher cooperative services revenues and North American pari-mutuel revenues. These improvements were partially offset by a $4.1 million decrease in sales margins reflecting the reduced sales of equipment and systems to foreign customers and the price related margin reductions in the Telecommunications Products Group.

     The Lottery Group gross profit of $26.4 million, or 44% of revenues, increased $8.1 million in the three months ended March 31, 2002 from $18.3 million, or 33% of revenues, in the same period in 2001. Gross margin improvements were realized as a result of the additions of the Maine and Iowa on-line lotteries in July 2001 and the start-up of the South Carolina Educational lotteries in December 2001 and January 2002, growth in cooperative services revenues, and cost reductions in instant ticket printing. These margin improvements were partially offset by a reduction in margins due to lower lottery equipment sales and the sale of the French lottery business in the second quarter of 2001.

     Pari-mutuel Group gross profit of $9.8 million, or 46% of revenues, in the three months ended March 31, 2002, decreased $1.9 million from $11.6 million, or 40% of revenues, in the same period in 2001. Of such margin reduction, $2.7 million, primarily attributable to lower systems and equipment sales to foreign customers, was partially offset by $0.8 million margin improvements on continued growth of the North American operations and the benefits from on-going cost reduction programs.

     Venue Management Group gross profit of $4.6 million, or 30% of revenues, in the three months ended March 31, 2002, increased $0.1 million from $4.5 million, or 29% of revenues, in the same period in 2001. This improvement primarily reflects the effect of the new operating agreement in The Netherlands, partially offset by Handle-related margin reductions due to the closing of a jai alai fronton in Connecticut.

     The Telecommunications Products Group gross profit of $3.8 million, or 35% of revenues, in the three months ended March 31, 2002 decreased $1.1 million from $4.9 million, or 43% of revenues, in the same period in 2001 as a 23% increase in sales volume was offset by continued competitive price reductions.

EXPENSE ANALYSIS

     Selling, general and administrative expenses of $14.4 million in the three months ended March 31, 2002 were $0.2 million lower than in the same period in 2001 primarily as a result of the sale of the French lottery business in the second quarter of 2001.

     Depreciation and amortization expense of $10.4 million in the three months ended March 31, 2002 decreased $3.2 million from $13.6 million in the same period in 2001. Depreciation expense was $0.1 million higher in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line and instant ticket lotteries. Amortization expense was $3.3 million lower in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

     Interest expense of $11.5 million in the three months ended March 31, 2002 decreased $2.1 million from $13.6 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

INCOME TAX EXPENSE (BENEFIT)

     Income tax expense was $1.1 million in the three months ended March 31, 2002. The expense primarily reflects foreign and state taxes, partially offset by a $0.4 million reversal of deferred taxes provided in connection with the acquisition of SGHC. The income tax benefit of $0.3 million in the three months ended March 31, 2001 primarily reflects a $1.1 million reversal of deferred taxes provided in connection with the acquisition of SGHC and an anticipated recovery of previously paid federal taxes, partially offset by federal alternative minimum tax, state taxes and foreign taxes. The deferred tax benefit was reduced in the three months ended March 31, 2002, reflecting the above-mentioned changes in accounting for acquired intangible assets. No current tax benefit has been recognized on domestic operating losses in either period.

LIQUIDITY, CAPITAL RESOURCES AND WORKING CAPITAL

     In order to finance the September 2000 SGHC acquisition and refinance substantially all of the then existing indebtedness of the Company, we conducted a series of financings. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness outstanding of approximately $441.8 million at March 31, 2002. We also recorded a substantial increase in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense through December 31, 2001.

     Our financing arrangements impose certain limitations on our operations and our subsidiaries' operations, including the maintenance of certain leverage, coverage and net worth ratios. In addition, our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-lease back transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at March 31, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

     Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, and they have not changed materially since December 31, 2001.

     Our revolving credit facility, which expires in September 2006, provides for borrowings up to $65.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At March 31, 2002, we had outstanding borrowings of $19.0 million and outstanding letters of credit of $19.3 million under this facility leaving us with a total availability of $26.7 million as compared to $31.0 million at December 31, 2001. Our ability to continue to borrow under the revolving credit facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants. Presently, we have not sought and, therefore, do not have any other financing commitments.

     Our convertible preferred stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of preferred stock. The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash commencing on September 30, 2002, the date of the ninth quarterly dividend, subject to bank approval. We expect that we will continue to make such payments in-kind.

     Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs which are expensed as incurred and are included in Operating Expenses -- Services in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long term obligations or commitments pursuant to these service contracts.

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

     At March 31, 2002, our available cash and borrowing capacity totaled $31.7 million compared to $43.6 million at December 31, 2001. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The decrease in our available cash and borrowing capacity from the levels at December 31, 2001 principally reflects the use of cash on hand to partially fund our wagering systems and other capital expenditures, to reduce accounts payable and accrued liabilities and to make a semi-annual payment of interest accrued on our 12 1/2% Senior Subordinated Notes.

     Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2002. Of this amount, $7.2 million was provided from operations and $16.5 million was used as a result of changes in working capital. The working capital changes occurred principally from (i) increases in accounts receivables due to the new on-line and instant ticket lottery customers and the timing of collections as compared to year-end, (ii) decreases in accounts payable and accrued liabilities due to payments related to the new lottery accounts and obligations incurred in connection with the acquisition of SGHC, and (iii) a decrease in accrued interest as the result of the semi-annual interest payment on the 12 1/2% Senior Subordinated Notes. In this period, we invested $6.8 million for wagering systems and capital expenditures, $5.1 million in software expenditures and other investments, and repaid $2.2 million on long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities, cash on hand, $4.3 million of borrowings under our revolving credit facility and $1.2 million proceeds from the issuance of common stock.

     A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately $11.5 million for the three months ended March 31, 2002 including approximately $0.6 million of non-cash charges. Approximately one-third of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $187,000 per year in our interest expense assuming no change in our outstanding borrowings. To reduce the risks associated with fluctuations in the market interest rates and in response to the requirements of our credit facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million. These interest rate swaps obligate us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We have structured these interest rate swap agreements and we intend to structure future interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.

     We believe that our cash flow from operations, available cash and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our lottery contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Because of financial and economic events that have occurred this past year, such as the September 11 attack, the bond market is experiencing unusual contraction, and we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our 12 1/2% Senior Subordinated Notes, on or before their maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including our revolving credit facility and our 12 1/2% Senior Subordinated Notes, on commercially reasonable terms or at all.

FORWARD-LOOKING STATEMENTS

     Throughout this Quarterly Report on Form 10-Q we make "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate," or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

     Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

     - the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements, development and acquisitions;
     - economic, competitive, demographic, business and other conditions in our local and regional markets;
     - changes or developments in the laws, regulations or taxes in the gaming and lottery industries;
     - actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;
     - changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;
     - an inability to renew or early termination of our contracts;
     - an inability to engage in future acquisitions;
     - the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis; and
     - resolution of any pending or future litigation in a manner adverse to us.

     Actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, FINANCIAL ACCOUNTING AND REPORTING BY OIL AND GAS PRODUCING COMPANIES, and it applies to all entities. We are required to adopt SFAS 143, effective for calendar year 2003. We do not expect the adoption of SFAS 143 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

     In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for calendar year 2003. We do not expect the adoption of SFAS 145 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

RECENT DEVELOPMENTS

     On March 19, 2002, we executed a letter of intent to purchase 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price will be $3.9 million in cash payable at closing and up to an additional $4.4 million in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years. The closing of the transaction is subject to certain conditions, including execution of definitive agreements and completion of due diligence.

     On February 26, 2002, we executed a letter of intent to acquire MDI Entertainment, Inc. in a stock-for-stock transaction valued at approximately $26 million. On February 28, 2002, a class action suit on behalf of MDI's public stockholders was filed against multiple parties, including us and MDI, to enjoin the proposed acquisition on the grounds that the value of MDI's common stock is in excess of the amount provided for in our letter of intent. On May 8, 2002, we and MDI announced that we had mutually and amicably terminated negotiations with respect to that contemplated acquisition. The announcement followed MDI's announcement that it had received a proposal from a third party to acquire a majority interest in MDI for $3.30 per share in cash. In light of this development, we believe that the lawsuit currently pending relating to our now terminated transaction is subject to dismissal.

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

     In the normal course of business, we our exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2001, approximately one-third of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

PRINCIPAL AMOUNT BY EXPECTED MATURITY - AVERAGE INTEREST RATE
EXPECTED MATURITY DATE (DOLLARS IN THOUSANDS)
MARCH 31, 2002

                                                                                        THERE
                              2002        2003         2004      2005       2006        AFTER       TOTAL     FAIR VALUE
                           ---------    --------      ------   --------    -------    --------     --------   ----------
     Long-term debt:
     Fixed interest rate.  $       -           -           -          -          -     150,000      150,000      165,000
     Interest rate.......          -           -           -          -          -        12.5%        12.5%
     Variable interest
     rate................  $   6,900      11,950      14,950     17,200     83,600     155,100      289,700      291,867
     Average interest rate      5.50%       5.45%       5.41%      5.39%      5.90%       6.27%        6.05%

     In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see
Note 9 to the Consolidated Financial Statements for the year ended December 31, 2001 in our 2001 Annual Report on Form 10-K), we entered into three interest rate swap contracts for an aggregate notional amount of $140,000. The following table provides information about our derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. We do not hold any market risk instruments for trading purposes.

NOTIONAL AMOUNT BY EXPECTED MATURITY - AVERAGE SWAP RATE
EXPECTED MATURITY DATE (DOLLARS IN THOUSANDS) ....
MARCH 31, 2002

                                                                                      THERE
                              2002        2003       2004        2005       2006      AFTER        TOTAL      FAIR VALUE
                           ---------    --------  ----------   --------   --------    --------    --------    ----------
     Interest rate swaps:
     Fixed to variable...  $       -     140,000           -          -          -           -     140,000       134,612
     Receive 3-month
        LIBOR............          -        6.52%          -          -          -           -        6.52%

     We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, The Netherlands, France and Austria. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

     Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        THREE MONTHS ENDED MARCH 31, 2002

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of our 2001 Annual Report on Form 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  None

        (b)       Reports on Form 8-K

     A current report on Form 8-K was filed on March 4, 2002, regarding the February 26, 2002 letter of intent we executed with MDI Entertainment, Inc. to acquire MDI in a stock-for-stock transaction valued at approximately $26 million.

                  SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
                        THREE MONTHS ENDED MARCH 31, 2002

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

Dated:     May 15, 2002