Form 10-K/A
period 2001-12-31
SCIENTIFIC GAMES CORP
filed 2002-06-10
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2
ON FORM 10-K/A
TO
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-13063

SCIENTIFIC GAMES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0422894 (I.R.S. Employer Identification No.)
750 Lexington Avenue, 25th Floor New York, New York 10022 (Address of principal executive offices)
Registrant's telephone number: (212) 754-2233
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class Class A Common Stock, $.01 par value	Name of each exchange on which registered Nasdaq National Market

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

DOCUMENTS INCORPORATED BY REFERENCE

        None

EXHIBIT INDEX APPEARS ON PAGE 102

        In order to conform with its Registration Statement on Form S-3/A (File No. 333-84742), the undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to read in its entirety as follows:

PART I

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "except" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

        In connection with the acquisition of SGHC, we changed our fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001. On April 27, 2001, Autotote Corporation changed its name to Scientific Games Corporation. On January 29, 2002, we transferred the listing for our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS".

        We are a leading worldwide provider of services, systems and products to both the instant ticket lottery industry and the pari-mutuel wagering industry based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world's only fully integrated lottery service provider, offering lottery authorities on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs, which effectively enable such authorities to outsource all of their instant ticket lottery operations to us.

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

Lottery Group (54% of 2001 revenue)

        We are a leading worldwide provider of services, systems and products to the instant ticket lottery industry based on revenues. We believe that we are the world's only fully integrated lottery service provider, offering on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs to lottery authorities.

        Our instant ticket and related services business is the industry leader in the United States, with approximately 65% of all retail sales. Our instant ticket customers include 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets, and we have sold instant tickets to lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We also provide our probability-based instant lottery tickets, which utilize a patented electronic circuit printed in each ticket to produce a ticket with multiple possible outcomes, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 82% of the revenue of our Lottery Group in 2001.

        Our lottery systems business primarily provides sophisticated, customized computer software, equipment, and data communication services to lottery authorities for on-line and instant ticket games. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets. Our U.S. systems contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell terminals and systems to lottery authorities outright and provide ongoing fee-based software support under long-term contracts. We currently operate on-line lottery systems for seven of the 40 on-line lottery authorities in the U.S., and we believe we are the second largest on-line lottery provider in Europe.

Pari-mutuel Group (22% of 2001 revenue)

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

        In 2001, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a weighted average of approximately 0.31% of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (14% of 2001 revenue)

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and three other branches, and telephone account wagering for customers in 31 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 34 OTBs under a contract with an initial term continuing through June 2003. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

Telecommunications Products Group (10% of 2001 revenue)

        We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations. We sell our prepaid phone cards to phone companies for a per unit price.

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

        Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries, such as Powerball, are based on a random selection of a series of numbers. On-line lottery prizes are generally based on the number of winners who share the prize pool, although fixed prizes are also offered. On-line lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. On-line lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of on-line lottery systems. There are video lotteries played on video lottery terminals, or VLTs, featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a system different from an on-line system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

        Instant ticket and on-line lottery retail sales comprise 92% of the U.S. market for lotteries. Based on industry information, 2001 U.S. on-line lottery retail sales totaled approximately $19.3 billion, and 2001 U.S. instant ticket lottery sales totaled approximately $17.5 billion. The U.S. instant ticket market grew at a compound annual growth rate of 7.4% from 1994 to 2001. Based on industry information, we estimate that 2001 international on-line lottery retail sales totaled approximately $62.5 billion and that 2001 international instant ticket lottery sales totaled approximately $13.5 billion. Industry data indicates that instant ticket retail sales have been growing faster than on-line games because of "instant" rewards rather than the delayed rewards of on-line games with periodic or weekly drawings.

U.S. Instant Ticket and On-line Lottery Sales

          Source: LaFleur's World Lottery Almanac

  Pari-mutuel Market

        In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron's winnings are determined by dividing the total Handle wagered, less a set commission, among the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino racebooks. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations, including lotteries.

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. We estimate that total worldwide annual Handle in the pari-mutuel business is approximately $116.0 billion. According to the most recent industry statistics, pari-mutuel wagering in the U.S. on thoroughbred racing grew from $9.9 billion in 1994 to $14.5 billion in 2000, a compound annual growth rate of 5.7%. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering is approximately $20 billion.

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

        In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and Internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year-round. Increases in remote Handle have more than offset a decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 85% in 2001. The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $12.4 billion in 2001, a compound annual growth rate of approximately 11.0%.

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

  Prepaid Phone Cards Market

        Prepaid phone cards offer consumers convenient cellular airtime purchases and help to increase the market for cellular services. We believe that the further growth of cellular phone penetration will expand the prepaid phone card business. It is estimated that approximately 55% of all European cellular phone subscribers use prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

  Lottery Group

        Our Lottery Group provides instant tickets and related services and lottery systems.

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. Of the approximately 9.3 billion instant tickets we sold in 2001, approximately 25% were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through supply contracts.

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

        The increased application of computer-based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems. We also manufacture instant tickets for promotional games and sell pull-tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc., a manufacturer of pull-tab lottery tickets.

        We pioneered the idea of privatizing lottery functions, through our cooperative services program, whereby we manage a lottery authority's instant ticket operations, as a means of reducing the operating costs of lottery authorities while increasing lottery revenues. We are the only instant ticket manufacturer to provide such complete facilities management and support services to supplement its manufacturing operations. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff, advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to manage the distribution and sales of tickets, we have been successful in demonstrating to a number of jurisdictions that we can perform these functions more effectively. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in these services and are well-positioned to offer this privatization or outsourcing option to lottery authorities.

        We have contracts for cooperative services with the states of Delaware, Florida, Georgia, Maine, Pennsylvania and South Carolina. Under such contracts, we are paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Once our cooperative services programs are in place, replacement of these contractual arrangements may require the lottery authority to incur large conversion costs to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

        Lottery Systems.    We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. This business includes the sale of on-line systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically purchased in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors.

        Our lottery systems utilize proprietary technology that is similar to that used for pari-mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of on-line wagers as well as validation of winning on-line and instant play tickets, including probability-based instant lottery tickets. Our lottery business includes the supply of transaction processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going operation support and maintenance services. We also provide software, hardware and support for sports betting and credit card processing systems for non-lottery customers.

        In the U.S., we provide on-line systems and services to the Connecticut, Montana, Vermont, New Hampshire, Iowa, Maine and South Carolina state lotteries. We also provide Missouri with a separate instant ticket validation system. Virginia leases SciScan Technology® terminals from us and continues to receive ongoing support. Recent on-line lottery system procurements have requested the capability to support the secure validation of probability-based instant lottery tickets, and we have bid SciScan Technology® terminals both with our on-line systems and through other on-line system providers. SciScan Technology® terminals can be operated on a stand-alone basis or attached to an on-line lottery terminal to validate traditional instant tickets utilizing optical bar code technology, or our proprietary Winner's Choice™ probability-based instant lottery tickets.

        Internationally, we have systems in France, The Netherlands, Switzerland, Austria, Australia, Canada, Jamaica, seven states in Germany, and other countries, and we provide on-line system facilities management services to nationwide lotteries in Barbados and the Dominican Republic.

        We also sell our lottery terminals separately from our sale of complete lottery systems. Our terminal product offerings include the EXTREMA®on-line lottery terminals, SciScan Technology® terminals and STAN™ self-serve terminals. Our EXTREMA® on-line terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers. Beginning in the fourth quarter of 1998 and through August 2000, we shipped approximately 20,000 EXTREMA® terminals to Sisal Sport Italia S.p.A. SciScan Technology® is a keyless validation system for retailers which significantly reduces the time required for ticket validation while at the same time improving security of the game. SGHC sold 15,000 SciScan Technology® terminals to the French national lottery, and we have also sold such terminals to lottery authorities in Greece and Australia.

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

United States Lottery Contracts

        The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2002 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues, which for our on-line contracts is typically the start-up date. The table also includes instant ticket or on-line retail sales, as applicable, for each state or district.

State/District	Year 2001 State Instant Ticket or On-line Retail Sales (in millions)	Type of Contract	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$143.7	ITRS	January 1998	January 2003	none
Colorado	262.2	ITRS	July 2000	June 2004	1 one-year
Connecticut	526.3	ITRS	August 1998	August 2002	none
Connecticut	360.7	On-line	May 1998	May 2008	none
Delaware	20.4	ITRS	November 2000	November 2002	3 one-year
District of Columbia	32.4	ITRS	December 2001	December 2002	4 one-year
Florida	730.9	ITRS	April 1997	September 2004	2 two-year
Georgia	1,134.8	ITRS	May 1993	June 2003	none
Idaho(1)	53.7	ITRS	October 1999	October 2002	1 one-year
Illinois	613.7	ITRS	July 1996	June 2002	none
Indiana	325.0	ITRS	January 2002	January 2006	2 one-year
Iowa	74.0	On-line	July 2001	June 2008	3 one-year
Kentucky	282.9	ITRS	October 1997	September 2002	none
Maine	40.4	On-line	July 2001	June 2007	2 two-year
Maine	111.5	ITRS	July 2001	June 2007	2 two-year
Massachusetts	2,767.1	ITRS	August 1999	August 2002	2 one-year
Minnesota(1)	249.7	ITRS	February 2000	January 2003	2 one-year
Missouri	292.5	ITRS	April 2001	June 2005	1 two-year
Montana	24.1	On-line	March 1999	March 2006	none
New Hampshire	71.1	On-line	July 2000	June 2006	2 two-year
New Jersey(1)	717.6	ITRS	November 2001	October 2006	2 one-year
New Mexico	78.0	ITRS	March 1997	March 2003	none
New York(1)	1,866.2	ITRS	November 2001	November 2004	2 one-year
Ohio	992.2	ITRS	July 2001	June 2003	2 two-year
Oregon(1)	132.4	ITRS	June 1998	June 2002	2 one-year
Pennsylvania	694.8	ITRS	April 1997	April 2002	5 one-year
South Carolina	(3)	ITRS	October 2001	October 2004	2 one-year
South Carolina	(3)	On-line	March 2002	December 2007	1 one-year
South Dakota	12.0	ITRS	June 2000	June 2003	2 one-year
Texas	1,718.8	ITRS	March 1999	September 2002	none
Vermont	13.2	On-line	July 2000	June 2006	2 two-year
Virginia(2)	NA	Systems	January 1997	November 2002	1 five-year
Virginia(1)	479.3	ITRS	May 2001	May 2003	5 one-year
Washington	242.5	ITRS	March 2000	March 2003	3 one-year
West Virginia	85.5	ITRS	June 2000	June 2003	2 one-year

(1)
Secondary instant ticket supplier

(2)
Support of previously sold lottery system; fee not based on Handle

(3)
Recently awarded contract; ticket sales/on-line retail sales data not applicable.

ITRS=Instant ticket and related services

Systems=Instant ticket validation systems

  Pari-mutuel Group

        We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

        North American Pari-mutuel Operations.    In 2001, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering.

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

        Our pari-mutuel wagering system contracts typically have an initial term of five years, and we have generally been successful in renewing these contracts. Our contracts contain certain warranties regarding implementation, operation, performance and reliability of our wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The terms of our warranties vary from contract to contract. We also provide the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. We maintain ownership of the pari-mutuel wagering systems, which enables us to employ such equipment in more than one racetrack at different times during the year as most customers do not operate live wagering all year long.

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

        As part of our Handle-based fees, we may also receive an "interface fee" of 0.125% or 0.15% of Handle for combining these wagers into the "combined pools" of host tracks that we operate, depending on whether we or another vendor provides such wagering services. We hold contracts with most of the U.S.'s premier thoroughbred venues that typically attract the greatest levels of simulcast and remote wagering, and therefore generate the highest interface revenues.

        International Pari-mutuel Operations.    In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators; in other international markets, we provide pari-mutuel services similar to those provided by our pari-mutuel operations in North America. We provide and operate pari-mutuel wagering systems at all of the racetracks in Germany, Ireland, Turkey and Austria, as well as all of the OTBs in Germany. Our pari-mutuel wagering systems are comparable to those deployed in North America and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. These services are provided under long-term contracts of five to 10 years. We have generally been successful in renewing these contracts.

        In Germany, we have been providing pari-mutuel wagering systems and services to the nine major harness racetracks since 1994, and simulcasting services since January 1998. In September 1999, we began providing both pari-mutuel and simulcasting services to the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops as a result of our acquisition of selected pari-mutuel assets of Datasport Toto Dienstleistung GmbH & Co KG. In April 1999, we sold a pari-mutuel wagering system and began to provide ongoing maintenance and operating services through 2008 to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In France, we provide pari-mutuel systems and services to approximately 30% of the racetracks in the provinces. In Turkey, we have provided a pari-mutuel system and associated maintenance services to the Turkey Jockey Club since 1995. In 2000, we completed the installation of 1,700 terminals and an ECLIPSE™ software conversion at their six racetracks and 1,500 off-track betting agencies.

        In most international markets, we sell, deliver and install pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. We have systems operating in approximately 20 countries. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of our proprietary system software as well as installation, training, technical assistance, support, accessories and limited spare parts.

  Other Pari-mutuel Operations

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

        Our encryption/transmission equipment compresses each audio/video signal so that eight signals can be transmitted via one satellite transponder. This technology maximizes the transmission capacity of each of our transponders. Any capacity that we do not use for our simulcasting contracts represents excess time that we may sell to other users of satellite communications, generally for short periods, but, from time to time, under long-term contracts.

        NASRIN®.    In conjunction with our 70% interest in a joint venture with Churchill Downs, we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network, or NASRIN®, that serves almost 150 racetracks and OTBs. Built around AT&T's international frame relay network, NASRIN® securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities, allowing racetracks and OTBs to expand their simulcast wagering opportunities. The system is designed to link all wagering locations in North America and to serve as a platform for future technology developments. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

        Video Gaming Machines.    We have developed a proprietary line of progressive video gaming machines for use at racetracks in North America. They combine full gaming functionality, such as video poker, blackjack, simulated spinning reels and keno, with full race wagering functionality, including picture-in-picture capabilities. As a result, our video gaming machines allow patrons to wager on horse races and watch simulcasted races or other televised programs on a picture-in-picture video window, while continuing to wager on selected video games. We typically collect a flat fee per terminal plus fees for software upgrades and maintenance.

  Venue Management Group

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and three other branches, and telephone account wagering for customers in 31 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 34 OTBs under a contract with an initial term continuing through June 2003. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

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

        In July 1998, we acquired the rights to, and began operating, all on-track and off-track pari-mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2003. We also received additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 10 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing.

        Fiscal 1999 was the first year since 1991 that Handle in The Netherlands increased over the previous year. This improvement was possible because, in fiscal 1999, we provided simulcasting of Dutch racing to all of the OTBs throughout the entire year, and we added simulcasting of French racing. We currently operate 35 OTB locations countrywide, including three sports cafes, and four on-track OTBs, as well as at four tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 32%.

  Telecommunications Products Group

        We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 18% of the fragmented European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We invested approximately $22 million in our U.K. operations, in 1999 and 2000, to modernize our facilities and increase our prepaid phone card printing capacity from 120 million cards in early 1999 to approximately 700 million cards in 2001. We sell our prepaid phone cards to phone companies for a per unit price.

Contract Procurement

  Lottery Group

        Government operated lotteries in the U.S. typically operate under state mandated public procurement regulations. See "Government Regulation". Lotteries select an instant ticket or on-line supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

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

  Pari-mutuel Group

        Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. Our contracts for the provision of pari-mutuel systems services in North America are typically for terms of five years. In addition, our ancillary pari-mutuel services, such as simulcasting, are typically provided under one-year contracts. Historically, we have been successful in renewing our largest pari-mutuel contracts as they have come due for renewal.

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

Intellectual Property

        We have a number of U.S. and foreign patents that we consider, in the aggregate, to be of material importance to our business. Patents extend for varying periods of time according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. In the U.S., the term of a patent expires 20 years from the date of filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

        Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued, and patent applications currently pending, in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In our pari-mutuel business, our patent-pending systems and methods provide racing and wagering data and related information. None of our material patents is scheduled to expire until August 2006, and most of our material patents are not scheduled to expire until 2013 or later.

        We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products, including Winner's Choice™, Terra 2000®, SciScan Technology®, Aegis™, PROBE®, EXTREMA®, SGI-NET™, ECLIPSE™, NASRIN®, SAM®, STAN™, MAX®, TINY TIM®, On the Wire®, Autotote.com™ and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        In our lottery business, we have entered into a product development agreement pursuant to which we have an exclusive license to use certain third-party patented technology in our SciScan Technology® terminals. Subject to clauses providing for early termination, the agreement is scheduled to remain in effect until 2017. In our pari-mutuel business, we have a perpetual license to use certain software to monitor our simulcast systems, and a consortium of which we are a party has a license, scheduled to expire in 2021, to use certain software that supplies the database and various interfaces for our TrackPlay™ Internet and interactive television-based wagering platform. None of our licenses is material to our business as a whole. The software and control systems for our wagering systems are also the subject of copyright and/or trade secret laws.

        We are not aware of any pending claims of infringement regarding our patents, trademarks or other intellectual property in any of our current businesses.

Production Processes; Sources and Availability of Components

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

        Production of our lottery and pari-mutuel wagering systems and related component products primarily involves the assembly of electronic components into more complex systems and products. We produce our terminal products primarily at our manufacturing facility in Ballymahon, Ireland, or on a limited basis at our Newark, Delaware administration and development facility. Other manufacturing may be contracted out to third party vendors, as needed.

        We normally have sufficient lead-time between reaching an agreement to provide a lottery or pari-mutuel wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet their requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might diminish. The lead-time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors' lead-times and is also consistent with the needs of our customers.

Competition

  Lottery Group

        The instant ticket and on-line lottery business is highly competitive, and our business faces competition from a number of domestic and foreign instant ticket manufacturers, on-line lottery system providers and other competitors, some of whom have substantially greater financial resources than we do. Our business continues to operate in a period of intense price-based competition. The award of contracts by state officials is influenced by factors including price, the ability to optimize lottery revenues through game design, technical capability, marketing capability and applications, the quality, dependability and upgrade capability of the network, production capacity, the security and integrity of the vendor's production operations, the experience, financial condition and reputation of the vendor and the satisfaction of other requirements and qualifications that lottery authorities may impose. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award.

        We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, or Pollard, Oberthur Gaming Technologies, or OGT, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., a subsidiary of Canadian Bank Note Company, Ltd. We estimate that the retail sales value of our U.S. customer base was approximately 65% of total U.S. instant ticket retail sales in 2001. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, OGT, Pollard, Creative Games and GPS Honsel.

        Our principal competitors in the on-line lottery systems business are GTECH Holdings Corporation (with approximately 72% of the U.S. market based on retail sales) and Automated Wagering International Inc., or AWI, a subsidiary of International Game Technology. GTECH is also our major competitor in the international on-line market with the balance of the market being served by AWI, EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

  Pari-mutuel Group

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

        Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and International Game Technology, which operates its pari-mutuel wagering systems business through its subsidiary United Tote. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services in this highly fragmented industry. Current and future competitors in Internet-based wagering include YouBet.com and TVG.

  Venue Management Group

        Our venue management business competes with other pari-mutuel operations as well as other forms of gaming and other entertainment. Competition for wagers comes from casinos, racetracks, lotteries and other forms of legal and illegal gambling. Other gaming competitors operate in our licensed markets and in surrounding areas and compete for our customers, and additional competitors could be licensed, or existing regulations could be changed, so as to adversely affect our competitive position.

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

Security

        We recognize that security and integrity are the foundation of successful lottery and pari-mutuel organizations. As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, lottery employees and others. Because the integrity of a lottery is essential to its successful operation, both the vendor and lottery must guard their systems against unauthorized actions. We are not aware of any practical, economically feasible way to breach the security of our instant lottery tickets, on-line games or pari-mutuel operations which could result in a material loss to any of our customers, nor are we aware of any breach thereof which has resulted in any material loss to any of our customers.

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

Employees

        As of December 31, 2001, we employed approximately 2,750 persons. Most of our U.S. pari-mutuel employees involved in field operations and equipment repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts, extending through October 2005 and May 2004, respectively. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union. Three of our lottery employee groups are represented by a labor union: our employees in Austria are represented by a Worker's Council, which is typical of many European companies; at the United Kingdom facility, approximately 328 employees are members of the Graphic Print and Media Union; and our lottery employees in Connecticut are represented by Truck Drivers, Chauffeurs, Warehousemen & Helpers Union Local No. 671.

GOVERNMENT REGULATION

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

        In December 2000, Congress enacted legislation authorizing patrons to place pari-mutuel wagers, where lawful in each state involved, by "telephone or other electronic media" with off track betting systems in the same or different state. Regulatory authorities continue to review and interpret this legislation. New legislation may be enacted that would impose other restrictions on telephone and

Internet wagering operations, and we are unable to predict whether such interpretations or legislation, if any, would have a material adverse impact on us.

        While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet and state regulators have expressed concerns to us regarding such wagering by their citizens through racetracks serviced by our pari-mutuel wagering systems. We cannot assure you that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that such proceeding, if any, would not have a material adverse impact on us or our business plans. Additionally, although we believe that a December 2000 amendment to the federal Interstate Horseracing Act of 1978 clarifies that account wagering, off-track betting and inter-track simulcasting, as currently conducted by the U.S. horse racing industry, are authorized under U.S. Federal law, the amendment may not be interpreted in this manner by all concerned. We cannot assure you that we can continue to conduct our pari-mutuel, account wagering, OTB and race simulcasting operations in all of the jurisdictions in which we currently operate or that a discontinuation of any of these operations would not have a material adverse impact on us or our business plans.

        We have developed and implemented an extensive internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by a full-time compliance officer and is overseen by the Compliance Committee authorized by our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

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

        To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

  Pari-mutuel Wagering

        Forty-three states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, conduct pari-mutuel wagering on greyhound races. In addition, Connecticut, Rhode Island, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

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

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission, or New Jersey Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the New Jersey Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the New Jersey Commission traditionally has waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue.

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

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB from 13 states to 31 states.

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

  Video Gaming

        Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as VGMs or video lottery terminals, or VLTs, depending on the jurisdiction. These devices represent a growing area in the wagering industry. We or our subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs or VLTs.

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

        In Canada, one of our subsidiaries has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with Ontario's Gaming Control Act, 1992 and the Alberta Gaming and Liquor Commission in accordance with its Gaming and Liquor Act of Alberta. Another subsidiary has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of Ontario, Alberta and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario, Alberta and Manitoba have the authority to conduct thorough background investigations of us, our officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of our registrations in Ontario, Alberta and Manitoba.

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

        Federal law also affects our video gaming industry activities. The Federal Gambling Devices Act of 1962, or the Devices Act, makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the U.S., or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of our products, such as the PROBE® XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel wagering at a racetrack, such as our pari-mutuel wagering terminals. We have registered under the Devices Act and believe we are substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

  Simulcasting

        The Federal Communications Commission regulates the use and transfer of earth station licenses used to operate our domestic simulcasting operations.

        At present, 43 states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize interstate and/or intrastate pari-mutuel wagering, which may involve the simulcasting of the races in question. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by us to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. We believe that we are in substantial compliance with applicable regulations and that we, and/or the appropriate third parties, have entered into contracts and obtained the necessary regulatory approvals to conduct current simulcast operations lawfully.

  Nevada Regulatory Matters

        We and certain of our wholly-owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada. There can be no assurances that the pending applications by us and our subsidiaries operating in Nevada will be approved or that, if approved, they will be approved on a timely basis or without conditions or limitations.

        The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off-track pari-mutuel wagering system in Nevada, the operation an off-track pari-mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act; and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, or Nevada Commission, the Nevada State Gaming Control Board, or Nevada Board, and various local, city and county regulatory agencies.

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

        We are an applicant for registration by the Nevada Commission as a publicly traded corporation and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly-owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor and operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system. As a registered corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our subsidiaries operating in Nevada without first obtaining licenses and approvals from the Nevada gaming authorities. We and our subsidiaries operating in Nevada have or will apply to the Nevada gaming authorities for the various registrations, approvals, permits, findings of suitability and licenses in order to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to us and our subsidiaries operating in Nevada if they are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

        The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us or our subsidiaries operating in Nevada in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our subsidiaries operating in Nevada are required to file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by the Nevada gaming authorities. Our officers, directors and key employees who are actively and directly involved in the licensed activities of our subsidiaries operating in Nevada may be required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The entity with which the applicant is employed or for which the applicant serves must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada gaming authorities have jurisdiction to disapprove a change in a corporate position.

        If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or our subsidiaries operating in Nevada, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us and our subsidiaries operating in Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

        We and our subsidiaries operating in Nevada will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our subsidiaries operating in Nevada will be required to be reported to or approved by the Nevada Commission. If we are licensed by the Nevada gaming authorities, any (i) guarantees issued by our subsidiaries operating in Nevada in connection with any public financing; (ii) hypothecation of the assets of our subsidiaries operating in Nevada as security in connection with any financing; and/or (iii) pledges of the equity securities of our subsidiaries operating in Nevada as security in connection with any public financing will require the approval of the Nevada Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our subsidiaries operating in Nevada, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our subsidiaries operating in Nevada, us and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our subsidiaries operating in Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the registered corporation's corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Also under the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the

Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the equity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

        Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, our subsidiaries operating in Nevada or we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

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

        We and our subsidiaries operating in Nevada will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

        DeWayne E. Laird has been the Company's Vice President and Chief Financial Officer since November 1998 and our Corporate Controller since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

        Martin E. Schloss has been the Company's Vice President and General Counsel since December 1992 and Secretary since May 1995. Mr. Schloss also serves as a Vice President and Secretary of most of our subsidiaries. From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one-half years.

        William J. Huntley joined the Company in 1973 and has served as served as President of Scientific Games International, Inc.'s Systems division since September 2000. Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

        Cliff O. Bickell became President—Printed Products Division of Scientific Games International, Inc. in September, 2000 after the SGHC acquisition. Having joined SGHC in 1995, he previously served as Vice President, Treasurer and Chief Financial Officer. Prior to joining SGHC, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration—Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

ITEM 2.    PROPERTIES

        The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/leased	Purposes
Corporate	New York, NY	12,000	Leased	Corporate Headquarters
Pari-Mutuel	Newark, DE	45,000	Leased	Administration, operations and manufacturing
	Essen, Germany	4,000	Leased	Operations
	Various	28,500	Leased	Warehouse space
	Cedex, France	10,000	Owned	Administration and operations
Venue Management	Various cities, CT	44,000	Leased	OTB facilities
	New Haven, CT	2,000	Leased	Administration
	The Netherlands	16,000	Leased	Administration and operations
	Various cities, The Netherlands	44,000	Leased	OTB facilities
	Windsor Locks, CT	39,000	Owned	OTB facility
	New Haven, CT	55,000	Owned	OTB facility, administration and operations
Lottery	Rocky Hill, CT	17,000	Leased	Administration and operations
	Barre, VT	3,100	Leased	Administration
	Concord, NH	5,600	Leased	Administration and operations
	Helena, MT	4,000	Leased	Administration and operations
	Urbandale, IA	7,500	Leased	Administration and operations
	Gardner, ME	10,000	Leased	Administration and operations
	Blythewood, SC	20,000	Leased	Administration and operations
	Ballymahon, Ireland	10,000	Leased	Manufacturing
	Vienna, Austria	10,000	Leased	Administration and operations
	Paris, France	12,000	Leased	Administration and operations
	Various	200,000	Leased	Warehouse space
	Alpharetta, GA	245,000	Owned	Manufacturing
Telecommunications Products	Leeds, England	150,000	Owned	Manufacturing

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

        The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. In a case brought in U.S. District Court in Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI's view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7.0 million (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2.4 million, but it vacated that part of the judgment awarding approximately $4.6 million based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3.7 million to the Colombian surety. On February 26, 2002, SGI drew upon a $1.5 million letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the litigation in Colombia remains unresolved.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since January 29, 2002, our outstanding common stock has been listed for trading on the Nasdaq National Market under the symbol "SGMS". Between April 27, 2001 and January 28, 2002, our common stock was traded on the American Stock Exchange under the symbol "SGM". Prior to April 27, 2001, our common stock was listed on the American Stock Exchange under the symbol "TTE". The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2000 (November 1, 1999 - October 31, 2000)
First Quarter	$4.69	$2.25
Second Quarter	5.31	3.06
Third Quarter	4.88	3.00
Fourth Quarter	4.75	2.95
November 1, 2000 - December 31, 2000	$3.75	$2.50
Fiscal 2001 (January 1, 2001 - December 31, 2001)
First Quarter	$3.60	$1.95
Second Quarter	5.89	1.94
Third Quarter	5.93	3.00
Fourth Quarter	8.75	3.62
Fiscal 2002
First Quarter through March 19, 2002	$10.05	$8.10

        On March 19, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $8.85 per share. There were approximately 1,654 holders of record of our common stock as of March 19, 2002.

        We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our 12 1/2% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined) are not permitted to pay any cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

        The terms of our outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which must be paid-in-kind in the form of additional shares of Preferred Stock until the ninth dividend payment, in September 2002, and thereafter may be paid-in-kind at the Company's option. We issued an aggregate of 21,000 shares of Preferred Stock in payment of the September 2000 to December 2000 dividends, and an aggregate of 71,000 shares of Preferred Stock in payment of the January 2001 to December 2001 dividends, pro rata to the holders of the outstanding Preferred Stock, as a dividend on the Preferred Stock originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4 (2) thereof, and without additional consideration.

        The foregoing is only a summary of certain terms of our Series A Convertible Preferred Stock, the Warrants and related agreements and is qualified by reference to Exhibits 3.2, 10.11, 10.26, and 99.5 which are hereby incorporated by this reference.

ITEM 6.    SELECTED FINANCIAL DATA

        Selected historical financial data presented below as of and for the years ended October 31, 1997, 1998, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001 have been derived from the audited consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent auditors. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1995 through 2000, including the acquisition of SGHC since September 6, 2000. In connection with the acquisition of SGHC, the Company changed its fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. As a result, the following summary presents selected financial data for the years ended October 31, 1997, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000 and the year ended December 31, 2001. These dates should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements of the Company and the notes thereto, included in Item 8 of this Annual Report.

SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

							Two Months Ended
								Year Ended
	Years Ended October 31,
							December 31,
	1997		1998	1999(c)		2000(e)	2000	2001
Selected Statement of Operations Data:
Operating Revenues:
Services	$132,989		$135,790	$148,660		$186,520	$57,584	$364,567
Sales	24,343		23,523	62,488		46,828	9,007	75,674

	157,332		159,313	211,148		233,348	66,591	440,241

Costs and Expenses:
Cost of services	80,496		88,916	99,496		126,601	39,592	231,285
Cost of sales	15,396		15,739	43,937		29,299	5,547	47,158
Amortization of service contract software(g)	4,962		1,982	2,180		1,765	517	4,366
Selling, general and administrative	28,444		26,205	27,178		35,664	9,902	56,695
Depreciation and amortization	31,766		27,507	20,009		26,061	8,081	50,843
Interest expense	14,367		15,521	16,177		31,231	8,790	50,363
Other (income) expense	79		(1,064)	15		(456)	(247)	37
(Gain) loss on sale of businesses	(1,823	)(a)	66 (b)	1,600	(d)	—	—	—

Total costs and expenses	173,687		174,872	210,592		250,165	72,182	440,747

Income (loss) before income tax expense (benefit) and extraordinary items	(16,355)		(15,559)	556		(16,817)	(5,591)	(506)
Income tax expense (benefit)	906		321	177		1,603	(677)	78

Income (loss) before extraordinary items	(17,261)		(15,880)	379		(18,420)	(4,914)	(584)
Extraordinary losses	426		—	—		12,567 (f)	—	—

Net income (loss)	(17,687)		(15,880)	379		(30,987)	(4,914)	(584)
Convertible preferred paid-in-kind dividend	—		—	—		$1,014	1,143	7,051

Net income (loss) available to common stockholders	$(17,687)		$(15,880)	$379		$(32,001)	$(6,057)	$(7,635)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items—basic	$(0.50)		$(0.44)	$0.01		$(0.50)	$(0.12)	$(0.01)

Income (loss) before extraordinary items—diluted	$(0.50)		$(0.44)	$0.01		$(0.50)	$(0.12)	$(0.01)

Extraordinary items	(0.01)		—	—		(0.34)	—	—

Net income (loss) available to common stockholders—basic (h)	$(0.51)		$(0.44)	$0.01		$(0.87)	$(0.15)	$(0.19)

Net income (loss) available to common stockholders—diluted (h)	$(0.51)		$(0.44)	$0.01		$(0.87)	$(0.15)	$(0.19)

Selected Balance Sheet Data (End of Period):
Total assets	$153,541		$$156,500	$165,559		$647,215	$636,967	$601,952
Total long-term debt, including current installments	149,857		158,870	157,144		443,834	440,680	439,735
Stockholders' equity (deficit)	(33,240)		(48,638)	(48,219)		34,319	28,153	24,078
Weighted average number of shares used in per share calculation:
Basic shares	34,469		35,696	36,118		36,928	40,025	40,340
Diluted shares	34,469		35,696	38,343		36,928	40,025	40,340

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

(e)
In the fourth quarter of fiscal year ended October 31, 2000, we recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of common stock to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required prefunding of our 12 1/2% Senior Subordinated Notes, and approximately $2,300 of incremental business integration costs as a result of the acquisition of SGHC. The Company also recorded a $1,135 write-off of its option to purchase Atlantic City Race Course as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes due August 1, 2004.

(f)
Reflects $12,567 of write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes.

(g)
Reflects the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

(h)
On January 1, 2002, we adopted Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.

At
December 31, 2001 we had unamortized goodwill of approximately $195 million and unamortized identifiable intangible assets in the amount of approximately $60 million, all of which were subject to the transition provisions of SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our Connecticut OTB operating right and our trade name with net carrying amounts at December 31, 2001 of approximately $11.7 million and $30.1 million, respectively, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3.2 million, net of related deferred tax liabilities, to goodwill effective January 1, 2002.

The
following table compares the reported net income for the periods presented to the pro forma net income (loss) available to common stockholders, adjusted to reflect the adoption of SFAS 142.
					Two Months Ended	Year Ended
	Years Ended October 31,				December 31,
	1997	1998	1999	2000	2000	2001
	(unaudited in thousands, except per share amounts)
SFAS 142 Pro Forma Operations Data:
Reported net income (loss)	$(17,687)	$(15,880)	$379	$(30,987)	$(4,914)	$(584)
Convertible preferred stock paid-in-kind dividend	—	—	—	1,014	1,143	7,051

Reported net income (loss) available to common stockholders	(17,687)	(15,880)	379	(32,001)	(6,057)	(7,635)
Add back:
Goodwill and related intangible amortization, net of tax benefit	4,700	3,744	2,645	3,696	1,884	11,979

Adjusted income (loss) available to common stockholders	$(12,987)	$(12,136)	$3,024	$(28,305)	$(4,173)	$4,344

Adjusted net income (loss) before extraordinary items	$(12,561)	$(12,136)	$3,024	$(14,724)	$(3,030)	$11,395

Adjusted net income per share available to common stockholders:
Basic net income (loss) available to common stockholders per share	$(0.38)	$(0.34)	$0.08	$(0.77)	$(0.10)	$0.11

Diluted net income (loss) available to common stockholders per share	$(0.38)	$(0.34)	$0.08	$(0.77)	$(0.10)	$0.10

Weighted average number of shares used in per share calculation:
Basic shares	34,469	35,696	36,118	36,928	40,025	40,340
Diluted shares	34,469	35,696	38,317	36,928	40,025	45,412

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

        We are a leading worldwide provider of services, systems and products to both the instant ticket lottery industry and pari-mutuel wagering industry based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world's only fully integrated lottery service provider, offering lottery authorities on-line lottery systems, instant tickets and cooperative services programs.

        On September 6, 2000, our predecessor company, Autotote Corporation, completed the acquisition of SGHC. The acquisition was completed through a merger in which SGHC became our wholly-owned subsidiary at a cost of approximately $308 million in aggregate merger consideration paid to SGHC stockholders, plus related fees and expenses. The acquisition has been recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The operating results of SGHC's businesses have been included in the consolidated statements of operations from the date of the acquisition.

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

        Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business is comprised of our historical Lottery Operations segment as well as SGHC's systems business, both of which include the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. We currently operate on-line lottery systems for seven of the 40 on-line lottery authorities in the United States, and we believe we are the second largest on-line lottery provider in Europe. This product line also includes software and hardware and support service for sports betting and credit card processing systems.

        Our Pari-mutuel Group is a leading worldwide provider of wagering systems to the pari-mutuel wagering industry, to which we also provide related race broadcasting and telecommunications services. Our Pari-mutuel Group is comprised of the same businesses historically reported as our Pari-mutuel Operations segment and encompasses our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment. We provide our systems and services to thoroughbred, harness and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted. We are generally paid a percentage of all racing industry wagers, or Handle, processed by our wagering systems, and we receive a service fee for our satellite communications services on a per event or a monthly subscription basis. In 2001, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America.

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

        The first and fourth quarters of the calendar year traditionally comprise the weakest seasons for our pari-mutuel wagering businesses. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

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

        In connection with the acquisition of SGHC, we changed our fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. Effective April 27, 2001, we changed our corporate name from Autotote Corporation to Scientific Games Corporation. On January 29, 2002, we transferred the listing for our Class A common stock to the Nasdaq National Market, and our trading symbol was changed to SGMS.

Critical Accounting Policies

        The SEC recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

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

        On January 1, 2002, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing approximately $242 million of goodwill and intangible assets determined to have indefinite useful lives. We had recorded approximately $15.9 million of amortization expense of these amounts during 2001. We expect to complete our initial impairment review of our intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. We are required to perform an initial impairment review of our goodwill by the end of the second quarter of 2002. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized.

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

        Management specifically evaluates the recoverability of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit-worthiness, past collection experiences with specific customers, current economic trends and changes in customer payment terms. We do not require our customers to provide collateral for services provided pursuant to our service contracts. For sales of equipment and wagering systems to international customers we generally require that no less than a significant portion of the amounts to be paid be collateralized by irrevocable letters of credit. Changes in the underlying financial condition of our customers could result in a material impact to our results of operation and financial position.

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

Results of Operations

        Because the acquisition of SGHC in September 2000 had such a significant effect on our business and because we also changed our year end reporting date, we do not believe that a comparison of the actual results for the year ended December 31, 2001 to the actual results for the year ended October 31, 2000 is meaningful. Therefore, the following analysis compares our results of operations for 2001 to the pro forma results for the year ended December 31, 2000, as if SGHC had been acquired at the beginning of 2000.

Year ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

	Year Ended December 31, 2001
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$223,875	$79,779	$60,913	—	$364,567
Sales revenues	13,936	19,554	—	$42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,628	2,738	—	—	4,366

Total operating expenses	152,672	61,218	43,180	25,739	282,809

Gross profit	85,139	38,115	17,733	16,445	157,432
Selling, general and administrative expenses	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	34,005	12,360	2,674	1,804	50,843

Segment operating income	$25,499	$15,017	$12,434	$9,706	$62,656

Unallocated corporate selling, general and administrative costs					$12,762

Consolidated operating income					$49,894

Interest expense					$50,363

	Pro Forma Year Ended December 31, 2000
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(unaudited, in thousands)
Service revenues	$199,692	$79,776	$61,987	—	$341,455
Sales revenues	26,973	16,583	—	$39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Cost of service	136,464	47,413	44,937	—	228,814
Cost of sales	19,908	8,894	—	22,705	51,507
Amortization of service contract software	1,218	1,137	—	—	2,355

Total operating expenses	157,590	57,444	44,937	22,705	282,676

Gross profit	69,075	38,915	17,050	16,941	141,981
Selling, general and administrative expenses	33,864	12,869	2,914	5,601	55,248
Depreciation and amortization	27,891	15,762	2,802	1,633	48,088

Segment operating income	$7,320	$10,284	$11,334	$9,707	$38,645

Unallocated corporate selling, general and administrative costs					$14,892

Consolidated operating income					$23,753

Interest expense					$50,978

        The tables above reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

  Revenue Analysis

        For the year ended December 31, 2001, revenues of $440.2 million improved $15.6 million or 4% overall as compared to the pro forma prior year, reflecting a $23.1 million or 7% increase in service revenues which was partially offset by a $7.5 million or 9% decrease in sales revenues.

        The increase in service revenues in 2001 is primarily attributable to a $24.2 million or 12% increase in revenues in the Lottery Group of which $4.0 million is attributable to a full year operation for the Vermont and New Hampshire lotteries, $5.0 million is attributable to the start-up of the Iowa and Maine lotteries in July 2001, $2.2 million is attributable to continued solid growth in instant ticket sales and $9.6 million is attributable to increased cooperative service revenues. Pari-mutuel Group service revenues of $79.8 million were flat compared to the pro forma prior year with increases in the North American market of $2.0 million being offset by $1.2 million related to lower Handle in the European markets and $0.5 million caused by the strengthening of the dollar. The $1.1 million decline in Venue Management Group revenues to $60.9 million in 2001 as compared to pro forma 2000 is attributable to a $0.4 million decline due to the strengthening of the dollar, a $0.3 million decline due to lower revenues in Connecticut because of the reduced take-out rate implemented by the New York Racing Association in July 2001, and a $0.3 million decline due to the loss of Handle immediately following the September 11, 2001 attack.

        The $7.5 million decrease in sales revenues to $75.7 million in 2001 as compared to pro forma 2000 is primarily attributable to the completion in 2000 of the EXTREMA® terminal sales contract with Sisal Sport Italia S.p.A., which accounted for $17.5 million of sales revenues in 2000. This decrease was partially offset by $4.4 million of new lottery related equipment sales in 2001, $3.1 million of pari-mutuel equipment sales to foreign customers, plus a $2.5 million or 6% increase in prepaid phone card sales reflecting the benefit from a 22% volume growth rate, partially offset by product price decreases.

  Gross Profit Analysis

        Gross profit of $157.4 million in the year ended December 31, 2001 increased $15.5 million or 11% from the pro forma prior year. The Lottery Group revenue improvements discussed above contributed $9.7 million to gross profits and cost control measures contributed approximately $6.8 million. Cost control measures saving $0.5 million in the Pari-mutuel Group and $1.4 million in the Venue Management Group, which included the restructuring of the operations in Germany and The Netherlands, also contributed to the overall improvement in margins. In addition, cost control measures amounting to $5.8 million and volume increases of $3.7 million helped to reduce the $10.0 million effect of selling price reductions in the prepaid phone card business.

        Gross profit as a percentage of service revenues increased to 35% in the year ended December 31, 2001, compared to 32% in the pro forma prior year. This gross profit increase results primarily from revenue improvements and cost control measures across all segments of our service businesses, as discussed above. Gross profit as a percentage of sales revenues was 38% in the year ended December 31, 2001, the same as in the pro forma prior year, reflecting a comparable mix of systems and equipment sold in the periods.

  Expense Analysis

        Selling, general and administrative expenses, including software development costs, of $56.7 million in the year ended December 31, 2001 were $13.4 million or 19% lower than in the pro forma prior year primarily as a result of $11.0 million in cost reduction programs and merger-related synergies.

        Depreciation and amortization expense, including amortization of service contract software, of $55.2 million in the year ended December 31, 2001 increased $4.8 million or 9% from $50.4 million in the pro forma prior year as a result of $2.8 million of depreciation on new computer systems and terminals for the expanded domestic lottery business, $3.7 million of depreciation on the year 2000 expansion of the Alpharetta, Georgia printing facility and the new Leeds, United Kingdom printing facility, partially offset by a $1.8 million reduction for pari-mutuel assets that became fully depreciated.

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

  Income Tax Expense

        We recorded an income tax expense of $0.08 million in the year ended December 31, 2001. Federal, state and foreign taxes in the year 2001 were mostly offset by the usage of existing net operating loss carryforwards in the amount of $2.6 million plus the reversal of $3.7 million of deferred tax liabilities provided in connection with the acquisition of SGHC. No current tax benefit has been recognized on the remaining value of the domestic net operating loss carryforwards in the period.

Year Ended October 31, 2000 Compared to Year Ended October 31, 1999

	Year Ended October 31, 2000
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products/ SJC Video Group	Totals
	(in thousands)
Service revenues	$43,219	$81,563	$61,411	$327	$186,520
Sales revenues	21,161	19,678	—	5,989	46,828

Total revenues	64,380	101,241	61,411	6,316	233,348

Cost of service	32,056	49,592	44,626	327	126,601
Cost of sales	15,188	10,764	—	3,347	29,299
Amortization of service contract software	628	1,137	—	—	1,765

Total operating expenses	47,872	61,493	44,626	3,674	157,665

Gross profit	16,508	39,748	16,785	2,642	75,683
Selling, general and administrative expenses	4,903	12,515	2,875	1,799	22,092
Depreciation and amortization	7,118	15,897	2,830	216	26,061

Segment operating income	$4,487	$11,336	$11,080	$627	$27,530

Unallocated corporate selling, general and administrative costs					$13,572

Consolidated operating income					$13,958

Interest expense					$31,231

	Year Ended October 31, 1999
	Lottery Group	Pari- Mutuel Group	Venue Management Group	SJC Video Group	Totals
	(in thousands)
Service revenues	$10,238	$75,788	$61,562	$1,072	$148,660
Sales revenues	39,102	23,386	—	—	62,488

Total revenues	49,340	99,174	61,562	1,072	211,148

Cost of service	7,825	44,468	46,441	762	99,496
Cost of sales	28,843	15,094	—	—	43,937
Amortization of service contract software	343	1,837	—	—	2,180

Total operating expenses	37,011	61,399	46,441	762	145,613

Gross profit	12,329	37,775	15,121	310	65,535
Selling, general and administrative expenses	1,353	13,187	3,013	2,055	19,608
Depreciation and amortization	1,954	14,549	2,778	728	20,009

Segment operating income (loss)	$9,022	$10,039	$9,330	$(2,473)	$25,918

Unallocated corporate selling, general and administrative costs					$9,170

Consolidated operating income					$16,748

Interest expense					$16,177

        The tables above reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

Revenue Analysis

        For the year ended October 31, 2000, revenues of $233.3 million increased 10% overall as compared to the prior year, reflecting a $37.9 million increase in service revenues which was partially offset by a $15.7 million decrease in sales revenues.

        The increase in service revenues in 2000 is primarily attributable to the $33.0 million increase in revenues in the Lottery Group of which $29.1 million is the result of the acquisition of SGHC in September 2000 and $3.7 million is due to a full year operation for the Montana lottery and the start-up of the Vermont and New Hampshire lotteries in July 2000. Pari-mutuel service revenues increased $5.8 million or 7.6%, reflecting $0.9 million of revenue improvements in the NASRIN® service operation and $3.9 million due to the expansion of the German operations in the fourth quarter of 1999. Venue Management Group revenues in 2000 were down slightly from 1999 because $1.6 million of increased Handle related revenues in Connecticut were offset by a $1.8 million reduction in revenue due mainly to the strengthening of the dollar against our local currency revenues in The Netherlands.

        The $15.7 million decrease in sales revenues in 2000 is primarily attributable to a $17.9 million decrease in sales revenues in the Lottery Group due to the $4.3 million one-time equipment sale to the Montana Lottery in fiscal 1999 and $13.8 million lower sales of EXTREMA® terminals to Sisal Sport Italia S.p.A. in 2000. In addition, the Pari-mutuel Group sales revenues declined $3.7 million in 2000 primarily due to the $9.6 million fiscal 1999 sales to foreign customers, including a sale of terminals to the UK Tote and a system to the Irish Horseracing Authority, partially offset by $5.9 million of fiscal 2000 systems and equipment sales to our customers in Italy and Chile. These declines were offset by the addition of revenues of $6.0 million for the Telecommunications Products Group which was part of the acquisition of SGHC.

Gross Profit Analysis

        Gross profit of $75.7 million in the year ended October 31, 2000 increased $10.1 million from fiscal 1999, of which $10.0 million is the result of profit on revenues of the SGHC businesses that were acquired in September 2000, coupled with a $3.4 million increase in service revenues discussed above and cost control programs in the Pari-mutuel Group and the Venue Management Group, partially offset by a $4.3 million decrease in equipment sales.

        Gross profit as a percentage of service revenues in the year ended October 31, 2000 decreased to 31% compared to 32% in fiscal 1999, primarily as a result of $1.8 million in start-up production costs associated with the new printing press and excess systems costs in the Lottery Group in the fourth quarter of fiscal 2000. The gross profit as a percent of sales revenues was 37% in fiscal 2000, an increase from the gross profit percent of 30% in fiscal 1999 as a result of changes in the mix of equipment and systems sold, and the addition of the Telecommunications Products Group.

        Lottery Group gross profit of $16.5 million or 26% of revenues improved $4.2 million in fiscal 2000 from $12.3 million or 25% of revenues in fiscal 1999. The improvement is attributable to the $7.4 million addition of the SGHC instant ticket and cooperative services business, coupled with the $1.9 million improvement from the addition of a full year of operations on the Montana lottery contract and the addition of the Vermont and New Hampshire lottery contracts since July 2000. These increases were offset by a $4.3 million decrease in equipment sales revenues in fiscal 2000 plus $1.1 million in SGHC business integration costs. In addition, the increases were impacted by the $0.6 million in shutdown costs of the California plant and corresponding start-up costs of the new press in the Georgia plant in the SGHC manufacturing operation. The combination of the interrupted production and unusually high costs (such as overtime and scrap), coupled with excess costs in the systems business of SGHC, is estimated to have had a $5.0 million negative impact on gross margins and operating profits in the fourth quarter of fiscal 2000.

        Pari-mutuel Group gross profit of $39.7 million in fiscal 2000 or 39% of revenues improved $1.9 million from $37.8 million or 38% of revenues in fiscal 1999. This improvement primarily reflects the $0.9 million in benefits of additional revenue in the German operations and $0.9 million from the continued growth of the NASRIN® operations, plus $1.3 million in higher equipment sales, all partially offset by $0.7 million lower profits in the French operations, $0.6 million in reduced satellite transponder bulk market sales, and $0.2 million higher satellite service fees due to a credit received in fiscal 1999 from our satellite provider as a result of a service interruption. During the year, we largely completed the conversion of our satellite network to 8 to 1 compression but were unable to eliminate the resulting excess transponder capacity until late in the year due to market softness. Consequently an annualized saving of approximately $2.0 million that was expected to contribute to profitability in fiscal 2000 did not begin until 2001.

        Venue Management Group gross profit of $16.8 million in fiscal 2000 or 27% of revenues improved $1.7 million from $15.1 million or 25% of revenues in fiscal 1999. $1.1 million of this improvement results from higher Handle and $0.8 million results from reduced operating costs in the Connecticut OTB operation, partially offset by approximately $1.0 million of start-up costs incurred in connection with our now discontinued German OTB joint venture.

        Telecommunications Products Group gross profit of $2.6 million in fiscal 2000 represents the Group's results since September 6, 2000, following its acquisition as part of SGHC.

Expense Analysis

        Selling, general and administrative expenses, including software development costs, of $35.7 million in fiscal 2000 were $8.5 million or 31% higher than in fiscal 1999. $4.8 million of this increase is the result of the addition of the SGHC business, $0.6 million is due to the growing domestic lottery operations in Vermont and New Hampshire, $1.1 million is from the write-off of the option to purchase the Atlantic City Race Course, and $2.0 million is for SGHC business integration costs. These increases were partially offset by $1.2 million in cost reductions in NASRIN® and France and $0.5 million due to the absence of the SJC Video business.

        Depreciation and amortization expense, including amortization of service contract software, of $27.8 million in fiscal 2000 increased $5.6 million from $22.2 million in fiscal 1999. $4.9 million of this increase is the result of the acquisition of SGHC, $0.8 million is the result of the expanded domestic lottery business and $0.6 million is the result of the expanded German pari-mutuel business. These increases were partially offset by $0.7 million due to the absence of the SJC Video business and $0.6 million for the full depreciation of certain assets in prior periods.

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

Extraordinary Items

        In connection with the fiscal 2000 issuance of our 12 1/2% Senior Subordinated Notes and the subsequent repayment of all amounts outstanding under the existing bank credit facility, we wrote off $2.9 million of unamortized deferred financing fees associated with the Old Notes and the 1998 and 2000 Term Loans and expensed $9.7 million of call premium paid in connection with the redemption of the Old Notes. There were no tax benefits recognized on the net extraordinary loss because we are currently in a tax loss carryforward position. (See Notes 9 and 10 to the Consolidated Financial Statements.)

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

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations, including, at December 31, 2001, the maintenance of a Minimum Fixed Charge Coverage Ratio, as defined in the credit agreement governing our senior credit facilities, of 1.40; a Maximum Consolidated Leverage Ratio, as defined, of 4.75; a Minimum Interest Coverage Ratio, as defined, of 1.85; and Minimum Consolidated Net Worth, as defined, of $38.7 million. Each of these financial tests shall become progressively more stringent during the term of the credit agreement. In addition, our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-lease back transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at December 31, 2001 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below.

	Cash Payments Due by Period
Contractual Obligations:	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long term debt, 12 1/2% notes and credit facility	$437,500	8,950	26,900	96,550	305,100
Other long term debt	2,235	482	524	209	1,020
Operating leases	42,337	10,151	18,257	11,084	2,845

Total contractual cash obligations	$482,072	19,583	45,681	107,843	308,965

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

        Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs which are expensed as incurred and are included in Operating Expenses—Services in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long term obligations or commitments pursuant to these service contracts.

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

        At December 31, 2001, our available cash and borrowing capacity totaled $43.6 million compared to $52.1 million at December 31, 2000. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The decrease in our available cash and borrowing capacity from the levels at December 31, 2000 principally reflects the use of cash on hand to partially fund our wagering systems and other capital expenditures. Net cash provided by operating activities was $62.4 million for the year ended December 31, 2001. Of this amount, $55.2 million was provided by operations and $7.2 million resulted from changes in working capital. The working capital changes occurred principally from (i) decreases in accounts receivable due to the timing of instant ticket deliveries in the current year as compared to the prior year, partially offset by increases in accounts receivable from new on-line lottery customers; (ii) decreases in inventory as a result of the sale of equipment and systems in 2001; and (iii) decreases in accrued expenses because of payments made on obligations incurred in connection with the acquisition of SGHC and the reclassification of certain liabilities to long-term when certain contracts were extended. In this period, we spent $46.5 million for wagering systems and capital expenditures, $9.6 million in software and other asset expenditures and repaid $6.6 million of long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and $5.8 million of borrowings under our revolving credit facility.

        A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately $50 million for the year ended December 31, 2001 including approximately $2.4 million of non cash charges. Approximately, one-third of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $187,000 per year in our interest expense assuming no change in our outstanding borrowings. To reduce the risks associated with fluctuations in the market interest rates and in response to the requirements of our credit facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million. These interest rate swaps obligate us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We have structured these interest rate swap agreements and we intend to structure future interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.

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

Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. We adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by us in our business combinations completed before July 1, 2001 will continue to be amortized during the period through December 31, 2001.

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

        In the normal course of business, we are is exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain its operations. At December 31, 2001, approximately one-third of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2001
Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$—	—	—	—	—	150,000	150,000	165,000
Interest rate						12.5%	12.5%
Variable interest rate	$8,950	11,950	14,950	17,200	79,350	155,100	287,500	289,129
Average interest rate	5.54%	5.47%	5.43%	5.41%	6.13%	6.40%	6.15%

        In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements), we entered into three interest rate swap contracts for an aggregate notional amount of $140,000. The following table provides information about our derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Average Swap Rate
December 31, 2001
Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair value
	(dollars in thousands)
Interest rate swaps:
Fixed to variable	$—	140,000	—	—	—	—	140,000	132,751
Receive 3-month LIBOR	—	6.52%	—	—	—	—	6.52%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Netherlands, France and Austria. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do does not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

        Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K (Page)
Independent Auditors' Report	53
Consolidated Financial Statements:
Balance Sheets as of December 31, 2000 and 2001	54
Statements of Operations for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	55
Statements of Stockholders' Equity and Comprehensive Loss for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	56
Statements of Cash Flows for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001	57
Notes to Consolidated Financial Statements	59
Schedule:
II. Valuation and Qualifying Accounts	103

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 2001
(in thousands, except per share amounts)

	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,488	12,649
Restricted cash	670	708
Accounts receivable, net of allowance for doubtful accounts of $4,169 and $3,889 in 2000 and 2001, respectively	56,819	50,410
Inventories	27,608	19,547
Prepaid expenses, deposits and other current assets	15,911	14,829

Total current assets	107,496	98,143

Property and equipment, at cost	323,732	364,837
Less accumulated depreciation	139,121	168,049

Net property and equipment	184,611	196,788

Goodwill, net	157,591	195,255
Operating right, net	12,681	11,681
Other intangible assets, net	118,598	48,473
Other assets and investments	55,990	51,612

Total assets	$636,967	601,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$6,636	9,437
Accounts payable	27,563	26,632
Accrued liabilities	57,587	51,118
Interest payable	11,112	8,381

Total current liabilities	102,898	95,568

Deferred income taxes	59,261	28,568
Other long-term liabilities	12,611	23,440
Long-term debt, excluding current installments	434,044	430,298

Total liabilities	608,814	577,874

Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,149 and 1,220 shares outstanding at December 31, 2000 and 2001, respectively	1,149	1,220
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 40,156 and 41,203 shares outstanding at December 31, 2000 and 2001, respectively	402	412
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	266,888	275,510
Accumulated losses	(234,910)	(242,545)
Treasury stock, at cost	(102)	(135)
Accumulated other comprehensive loss	(5,274)	(10,384)

Total stockholders' equity	28,153	24,078

Total Liabilities and stockholders' equity	$636,967	601,952

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended October 31, 1999 and 2000,
Two Months Ended December 31, 2000, and the Year Ended December 31, 2001
(in thousands, except per share amounts)

			Two Months Ended	Year Ended
	Years Ended October 31,
			December 31,
	1999	2000	2000	2001
Operating revenues:
Services	$148,660	186,520	57,584	364,567
Sales	62,488	46,828	9,007	75,674

	211,148	233,348	66,591	440,241

Operating expenses (exclusive of depreciation and amortization shown below):
Services	99,496	126,601	39,592	231,285
Sales	43,937	29,299	5,547	47,158
Amortization of service contract software (note 1)	2,180	1,765	517	4,366

	145,613	157,665	45,656	282,809

Total gross profit	65,535	75,683	20,935	157,432
Selling, general and administrative expenses	27,178	35,664	9,902	56,695
Loss on sale of businesses	1,600	—	—	—
Depreciation and amortization	20,009	26,061	8,081	50,843

Operating income	16,748	13,958	2,952	49,894
Other (income) deductions:
Interest expense	16,177	31,231	8,790	50,363
Other (income) expense	15	(456)	(247)	37

	16,192	30,775	8,543	50,400

Income (loss) before income tax expense (benefit) and extraordinary items	556	(16,817)	(5,591)	(506)
Income tax expense (benefit)	177	1,603	(677)	78

Income (loss) before extraordinary items	379	(18,420)	(4,914)	(584)
Extraordinary items—write-off of deferred financing fees and debt call premium	—	12,567	—	—

Net income (loss)	379	(30,987)	(4,914)	(584)
Convertible preferred stock paid-in-kind dividend	—	1,014	1,143	7,051

Net income (loss) available to common stockholders	$379	(32,001)	(6,057)	(7,635)

Basic and diluted income (loss) per share:
Income (loss) before extraordinary items	$0.01	(0.50)	(0.12)	(0.01)
Extraordinary items	—	(0.34)	—	—

Net income (loss)	$0.01	(0.84)	(0.12)	(0.01)

Net income (loss) available to common stockholders	$0.01	(0.87)	(0.15)	(0.19)

Weighted average number of shares used in per share calculations:
Basic shares	36,118	36,928	40,025	40,340
Diluted shares	38,343	36,928	40,025	40,340

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

Years Ended October 31, 1999 and 2000,
Two Months Ended December 31, 2000, and the Year Ended December 31, 2001
(in thousands)

	Years Ended		Two Months Ended	Year Ended
	October 31,		December 31,
	1999	2000	2000	2001
Common stock:
Beginning balance	$360	364	399	402
Issuance of Class A common stock, net of issuance expenses	4	6	3	10
Issuance of 2,900 shares of Class A common stock in warrant exercises	—	29	—	—

Ending balance	364	399	402	412

Preferred stock:
Beginning balance	—	—	1,132	1,149
Issuance of 1,128 shares of convertible preferred stock, net of issuance expenses	—	1,128	—	—
Issuance of convertible preferred stock as paid-in-kind dividend	—	4	17	71

Ending balance	—	1,132	1,149	1,220

Additional paid-in capital:
Beginning balance	149,119	149,622	264,959	266,888
Issuance of Class A common stock, net of issuance expenses	233	1,079	188	1,070
Issuance of convertible preferred stock, net of issuance expenses	—	105,673	1,698	6,979
Issuance and exercise of warrants	—	8,321	—	305
Deferred compensation	270	264	43	268

Ending balance	149,622	264,959	266,888	275,510

Accumulated losses:
Beginning balance	(197,231)	(196,852)	(228,853)	(234,910)
Net income (loss)	379	(30,987)	(4,914)	(584)
Convertible preferred stock paid-in-kind dividend	—	(1,014)	(1,143)	(7,051)

Ending balance	(196,852)	(228,853)	(234,910)	(242,545)

Treasury stock:
Beginning balance	(102)	(102)	(102)	(102)
Purchases of Class A common stock	—	—	—	(33)

Ending balance	(102)	(102)	(102)	(135)

Accumulated other comprehensive loss:
Beginning balance	(784)	(1,251)	(3,216)	(5,274)
Other comprehensive loss	(467)	(1,965)	(2,058)	(5,110)

Ending balance	(1,251)	(3,216)	(5,274)	(10,384)

Total stockholders' equity (deficit)	$(48,219)	34,319	28,153	24,078

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

Non-cash investing and financing activities

  For the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001

        See Notes 10, 11 and 13 for a description of the write-off of deferred financing fees, capital lease transactions and the issuance of common stock warrants to the Company's financial advisors in connection with their services.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

        (a)  Description of the Business

        Scientific Games Corporation (the "Company") operates primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

        Lottery Group—encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant ticket services such as game design, sales and marketing support, retailer telemarketing and field services. The Company also provides on-line lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and on-line games, point-of-sale terminal hardware which connect to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items. Our lottery products and services are provided primarily to domestic and international governmentally sanctioned lotteries worldwide.

        Pari-mutuel Group—includes all aspects of our pari-mutuel service business, which encompass our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. We are a leading worldwide provider of computerized pari-mutuel wagering. We are one of the leading providers of simulcasting services to the racing industry in the United States and Europe.

        Venue Management Group—we own and operate the Connecticut off-track betting operations ("OTBs") and we are the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in The Netherlands.

        Telecommunication Products Group—through our United Kingdom based operations, we manufacture prepaid scratch-off phone cards incorporating our superior lottery based proprietary technology to create highly secure, paper-based, prepaid phone cards for the international cellular telephone markets.

        On October 31, 2000, the Company elected to change the date of its fiscal year end to December 31. As a result, a transition period for the two months ended December 31, 2000 was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated balance sheets have been prepared at December 31, 2000 and 2001. The statements of operations, stockholders' equity and comprehensive loss and cash flows present information for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the year ended December 31, 2001.

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

        (l)    Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        (m)  Foreign Currency Translation

        Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations.

        (n)  Stock-Based Compensation

        Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes (see Note 14), pro forma net income (loss) and income (loss) per share data are provided in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as if the fair value method had been applied.

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

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

        (p)  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company's foreign currency translation adjustments, interest rate derivatives, unrecognized minimum pension liability and unrealized gains (losses) on investments be included in other comprehensive income (loss).

  (q) Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("SFAS 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (SFAS 138). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on November 1, 2000

        The Company's principal derivative instruments are interest rate swaps which allow the Company to reduce its exposure to variability in interest payments due to changes in interest rates on its variable rate, long-term debt obligations. The Company also has a speculative derivative instrument, the effects of which were immaterial to the consolidated financial statements.

        All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to its long-term debt obligation ("cash flow"). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific components of its long-term obligations. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

  (r) Reclassification

        Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current presentation. The consolidated statements of operations reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

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

        The SGHC acquisition and the refinancing of substantially all existing debt of both the Company and SGHC, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of term loan borrowings under the terms of a new senior credit facility; (3) $2,987 of borrowings under the new revolving credit facility of the senior credit facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock. (see notes 9 and 13)

        In the third quarter of fiscal 2001, the Company finalized the allocation of the purchase price previously allocated on a preliminary basis to the estimated fair value of the assets acquired and liabilities assumed in connection with the acquisition of SGHC. The finalization of the allocation of the purchase price resulted in the reclassification of $73,870 of previously estimated identified intangible assets, including capitalized software, and $29,548 of related deferred income tax liabilities, or approximately $44,322 to goodwill. The reclassifications were the result of the consideration of additional information regarding available products and costs of services, and the refinement of certain assumptions used in the determination of the estimated fair values of the acquired assets.

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

        The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These unaudited pro forma results include amortization and deferred tax benefit computations based on the estimated identifiable intangible assets and related deferred income tax amounts recorded prior to the reclassifications made in the third quarter of 2001, described above, because such reclassifications would not have a material effect on the pro forma results. Additionally, these unaudited pro forma results were presented using current generally accepted accounting principles. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 becomes effective immediately and SFAS 142, which will become effective for the Company in year 2002, will change the accounting and reporting for goodwill and intangible assets. Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the Company's previous fiscal years ended October 31, 1999 and 2000, or the results that may occur in the future.

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

  Acquisition of Datasport Assets and Interest in Datek

        On September 1, 1999, the Company completed the purchase of selected assets and the assumption of certain liabilities, from Datasport Toto Dienstleistung GmbH & Co KG ("Datasport"). As a result of this purchase, the Company is the sole provider of totalizator and simulcasting services to the 14 thoroughbred racetracks in Germany. The transaction also increased the Company's ownership and control of Datek GmbH ("Datek"), the primary provider of pari-mutuel wagering to OTBs and bookmakers in Germany. The purchase, which included approximately $2,333 in cash and the assumption of certain liabilities, was recorded using the purchase method of accounting, and the acquired assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3,200 and has been recorded as goodwill which is being amortized over 15 years. The operating results of the Datasport and Datek businesses have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of the Datasport and Datek businesses been included as if the transaction had been consummated on November 1, 1998, the pro forma operating results of the Company would not have been materially different.

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

(6) Operating Right and Other Intangible Assets

        Operating right, (net) consists of the following:

	December 31,
	2000	2001
Connecticut off-track betting system	$12,681	$11,681

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

        Other intangible assets, (net) consist of the following:

	December 31,
	2000	2001
Employee work force	$6,744	$5,283
Patents	15,269	821
Customer lists	64,894	12,287
Trade name	31,691	30,082

	$118,598	$48,473

        In connection with the September 6, 2000 acquisition of SGHC (Note 3) identifiable intangible assets were recorded at their preliminarily estimated fair value at the date of acquisition in the amount of $121,000. These identifiable assets are being amortized on a straight-line basis over their estimated useful lives as follows: employee work force—5 years; patents—15 years; customer lists—20 years and trade name—20 years. In the third quarter of fiscal 2001, the Company finalized the allocation of the purchase price. This final allocation of the purchase price resulted in the reclassification of $73,870 of previously estimated identified intangible assets, net of related deferred income tax liabilities of $29,548, to goodwill with a corresponding reduction to capitalized software of $9,825, patents of $13,901 and customer lists of $50,144. The reclassification was the result of the consideration of additional information regarding available products and costs of services, and the refinement of certain assumptions used in the determination of the estimated fair values of the acquired assets (See Note 3).

        Amortization of these intangible assets totaled $1,129, $1,273 and $6,759 for the year ended October 31, 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, respectively.

(7) Other Assets and Investments

        Other assets and investments, (net) consist of the following:

	December 31,
	2000	2001
Software systems development costs	$29,727	$25,265
Deferred financing costs	16,169	14,899
Customer notes	2,155	1,303
Other assets	7,939	10,145

	$55,990	$51,612

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

(8) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2000	2001
Compensation and benefits	$13,514	$16,231
Customer advances	2,690	1,948
Taxes, other than income	1,963	6,925
Accrued acquisition costs	2,808	909
Accrued contract costs	4,005	6,409
Other	32,607	18,696

	$57,587	$51,118

(9) Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2000	2001
12 1/2% Series B Senior Subordinated Notes due 2010	$150,000	$150,000
Term A loan with varying interest rate due 2006	59,250	55,500
Term B loan with varying interest rate due 2007	219,450	217,250
Revolving credit facility with varying interest rate due 2006	9,000	14,750
Capital lease obligations, payable monthly through October 2005 Interest from 5.8% to 15.0%	400	165
Various loans and bank facilities, interest from 5.2% to 12.5%	2,580	2,070

Total long-term debt	440,680	439,735
Less current installments	6,636	9,437

Long-term debt, excluding current installments	$434,044	$430,298

        On September 6, 2000, contemporaneously with the payment of the acquisition consideration to the shareholders of SGHC, the Company refinanced substantially all existing debt of both the Company and SGHC and paid certain related fees and expenses (collectively, the "Transactions"). In addition to cash on hand and proceeds from the sale of convertible preferred stock, the Company incurred the following debt to fund the Transactions: (i) $150,000 principal amount of 12 1/2% Senior Subordinated Notes due August 15, 2010 (the "Notes"); (ii) $280,000 of term loan borrowings under the terms of a new senior credit facility (the "Facility"); and (iii) $2,987 of borrowings under the revolving credit portion of the Facility.

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

        In addition to the issuance of the Notes, the Company also entered into the Facility with certain lenders, providing for borrowings of up to $345,000. The Facility consists of: (a) a $65,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the "Revolver"), which matures in September 2006 with interest at the Base Rate (as defined) plus a margin of 2.25% per annum, or at the rate of LIBOR plus a margin of 3.50% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid; (b) a $60,000 term loan (the "Term A Loan") which matures in September 2006 with interest at the Base Rate plus a margin of 2.25% per annum, or at the rate of LIBOR plus 3.50% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; and (c) a $220,000 term loan (the "Term B Loan") which matures in September 2007 with interest at the Base Rate plus a margin of 3.00% per annum, or at the rate of LIBOR plus 4.25% per annum. The Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect domestic subsidiaries and 65% of the capital stock of the foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing between the Company and its material subsidiaries. The Facility is supported by guarantees provided by all of the Company's direct and indirect, wholly-owned domestic subsidiaries. Average interest rates were 10.6% and 5.8% per annum on Revolver borrowings, 10.5% and 5.3% per annum on Term A Loan borrowings and 11.2% and 6.4% per annum on Term B Loan borrowings at December 31, 2000 and 2001, respectively. At December 31, 2001, availability under the Revolver was $30,960 net of outstanding letters of credit of $19,290.

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

        Term A Loan requires principal payments of $6,750, $9,750, $12,750, $15,000 and $11,250 in 2002, 2003, 2004, 2005 and 2006, respectively. Term B Loan requires aggregate annual principal payments of $2,200 through December 31, 2005 and $53,350 and $155,100 in 2006 and 2007, respectively. In addition, the Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds; (iii) 50% of the Company's excess cash flow (as defined), or if the leverage ratio is less than 3.00 to 1.00, 25% of the Company's excess cash flow; and (iv) 50% of the net cash proceeds from the sale or issuance of equity (except for the issuance of the Company's new convertible preferred stock).

        The indenture governing the Notes and the agreement governing the Facility contain certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's restricted subsidiaries, to incur additional indebtedness, pay dividends or distributions or make certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the agreement governing the Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable: (i) minimum Interest Coverage ratio, (ii) minimum Fixed Charge Coverage ratio; (iii) maximum Leverage ratio; and (iv) minimum Net Worth.

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

        Prior to the September 6, 2000 Transactions, the Company's debt consisted primarily of: (a) $110,000 of 10 7/8% Series B Senior Notes due August 1, 2004 (the "Old Notes"), which bore interest at a rate of 10 7/8% per annum. In connection with the redemption of the Old Notes on September 6, 2000, the Company paid a call premium to the Old Note holders in the amount of $9,702. This call premium was recorded as an extraordinary item in the Company's consolidated statements of operations in fiscal 2000; (b) $35,000 of 5.5% convertible subordinated debentures due 2001 (the "Debentures"); (c) $25,000 revolving credit facility (the "Old Facility"), which bore interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum; (d) a $7,200 term loan (the "1998 Term Loan"), which bore interest at a fixed rate of 8.87%; and (e) a $9,900 term loan (the "2000 Term Loan"), which bore interest at a rate of prime plus 2.50% per annum or LIBOR plus 3.50% per annum. The Old Notes, the Debentures, borrowings under the Old Facility, the 1998 Term Loan, and the 2000 Term Loan were all repaid in full with cash on hand and with proceeds from the debt and equity financing in the Transactions.

(10) Extraordinary Items

        In connection with the acquisition of SGHC and the related financing transactions and the subsequent repayment of all amounts outstanding under the Company's previous credit facilities, the Company wrote-off $2,865 of deferred financing fees and expensed $9,702 in call premium on the Old Notes in fiscal year 2000. There were no tax benefits recognized on the net extraordinary loss because the Company is currently in a tax loss carryforward position.

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

        The Company believes that the fair value of the Notes approximated $141,000 and $165,000 at December 31, 2000 and 2001, respectively based on reference to dealer markets and global market prices. The fair value of the outstanding Term A Loan and Term B Loan and revolving credit facility borrowings approximate their recorded values, respectively, based on the variable rates of these facilities and currently available terms and conditions for similar debt at December 31, 2000 and 2001, respectively. See Note 9 for fair value of interest rate swaps.

(13) Capital Stock

  Convertible Preferred Stock

        The Company has 2,000 shares of preferred stock, $1.00 par value, authorized for issuance.

        On September 6, 2000, the Company issued, for gross proceeds of $110,000, 1,128 shares of new Series A Convertible Preferred Stock (the "Preferred Stock"), including $100,000 to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian national lottery), and $10,000 to other investors through Ramius Securities, LLC (together with its affiliates, "Ramius"), which acted as placement agent.

        The Preferred Stock is convertible into the Company's common stock at: a) $4.63 per share if the average 30 day per share market price (AMP) is less than $4.63 per share; at prices of: b) current market price per share if AMP is between $4.63 and $5.09 per share; c) $5.10 per share, if AMP is between $5.10 and $8.93 per share and; d) $5.56 per share, if AMP is higher than $8.93 per share. The Preferred Stock will mature and become mandatorily convertible into common stock after five years and will pay dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option beginning with the ninth quarterly dividend date, in cash). The holders of Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Preferred Stock is also subject to certain customary anti-dilution provisions. In addition, the holders of Preferred Stock have the right to designate, initially, four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

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

        On October 2, 2000, in connection with the acquisition of SGHC, the Company issued warrants (the "October 2000 Warrants") to purchase up to 250 shares of the Company's common stock to a financial advisor in connection with their services to the Company related to such acquisition. The October 2000 Warrants are exercisable until October 1, 2004 at a price of $3.58 per share, equal to the fair market value of the Company's common stock on the date of issue. The estimated fair market value of the October 2000 Warrants on the date of issue was $305, which was recorded as an increase to goodwill with a corresponding increase in additional paid-in-capital.

  Warrants

        At December 31, 2001, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:

	Shares	Exercise Price	Expiration
Warrants to purchase Class A Common Stock:
1998 Warrants	1,806	$1.69	October 31, 2002
2000 Class A Warrants	43	$3.32	April 30, 2003
October 2000 Warrants	250	$3.58	October 1, 2004

Total Class A Common Stock Warrants	2,099

Warrants to purchase Class B Common Stock	147	$3.83	October 30, 2003

(14) Stock Options

        The Company has four stock option plans under which shares of Class A Common Stock have been authorized for issuance to employees, officers and directors: the 1984 Stock Option Plan (the "1984 Plan")—1,350 shares; the 1992 Equity Incentive Plan (the "1992 Plan")—3,000 shares; the 1995 Equity Incentive Plan (the "1995 Plan")—4,000 shares: and the 1997 Incentive Compensation Plan, as amended in April 2001 (the "1997 Plan")—5,400 shares.

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

        Information with respect to the Company's stock options is as follows:

Stock Options	Shares	Average Price (1)
Outstanding at October 31, 1998	6,094	$2.69
Granted	1,860	2.24
Canceled	365	2.40
Exercised	216	1.09

Outstanding at October 31, 1999	7,373	2.63

Granted	1,892	3.44
Canceled	237	3.40
Exercised	377	2.41

Outstanding at October 31, 2000	8,651	2.80

Granted	10	3.06
Canceled	126	2.64
Exercised	140	1.36

Outstanding at December 31, 2000	8,395	2.80

Granted	2,015	4.73
Canceled	305	3.99
Exercised	578	1.86

Outstanding at December 31, 2001	9,527	$3.24

(1)
Weighted average exercise price.

        Summarized information about stock options outstanding and exercisable at December 31, 2001 is as follows:

		Outstanding			Exercisable
Exercisable Price Range		Shares	Average Life(1)	Average Price(2)	Shares	Average Price(2)
	$1.00 to 2.00	1,896	5.7	$1.31	1,563	$1.21
	$2.01 to 3.00	3,941	6.0	2.70	2,302	2.66
	$3.01 to 4.00	2,463	6.3	3.50	1,253	3.49
over $	4.00	1,227	8.0	7.45	280	9.98

		9,527			5,398

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

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $2.24 in fiscal 1999, $3.44 in fiscal 2000 and $4.72 in fiscal 2001 and the following weighted average assumptions: risk-free interest rate of 5.8% for fiscal 1999, 6.3% for fiscal 2000 and 4.9% for fiscal 2001; expected option life of 7.0 years for fiscal 1999, 2000 and 2001; volatility of 59% for 1999, 55% for fiscal 2000 and 76% for fiscal 2001: and no dividend yield in any year. The average fair values of options granted during fiscal years 1999, 2000 and 2001 were $1.45, $2.15 and $3.48 respectively.

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

	Pension Benefits
	U.S. Plan		U.K. Plan		SERP Plan
	December 31, 2000	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000	December 31, 2001
Change in benefit obligation
Benefit obligation at beginning of period	$1,908	$1,921	$13,627	$13,926	$4,449	$4,567
Service cost	17	105	209	1,092	64	411
Interest cost	22	132	164	917	54	342
Participant contributions	—	—	90	597	—	—
Actuarial gain	(13)	(3)	(134)	(1,995)	—	—
Benefits paid	(13)	(53)	(30)	(291)	—	—

Benefit obligation at end of period	1,921	2,102	13,926	14,246	4,567	5,320

Change in plan assets
Fair value of plan assets at beginning of period	1,634	1,691	13,772	13,623	—	—
Actual return on plan assets	70	86	(388)	(2,111)	—	—
Employer contributions	—	200	179	1,223	—	—
Plan participant contributions	—	—	90	597	—	—
Benefits paid	(13)	(53)	(30)	(291)	—	—

Fair value of plan assets at end of period	1,691	1,924	13,623	13,041	—	—

Funded status	(230)	(178)	(303)	(1,205)	(4,567)	(5,320)
Unrecognized actuarial loss	512	546	721	1,729	—	—
Unrecognized prior service cost	116	104	—	—	4,374	3,919
Unrecognized net transition obligation	30	23	—	—	—	—

Net asset (liability) amount recognized	$428	495	418	524	(193)	(1,401)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(657)	(673)	—	—	(3,218)	(3,903)
Intangible asset	116	104	—	—	3,025	2,502
Accumulated other comprehensive income	541	569	—	—	—	—
Prepaid pension cost	428	495	418	524	—	—

Net amount recognized	$428	495	418	524	(193)	(1,401)

Weighted-average assumptions:
Discount rate	7.000%	7.000%	6.500%	6.500%	7.500%	7.500%
Expected return on plan assets	8.000%	8.000%	7.500%	7.500%	None	None
Rate of compensation	None	None	4.250%	4.500%	4.000%	4.000%
Components of net periodic benefit cost:
Service cost	$17	105	209	1,092	64	411
Interest cost	22	132	164	917	54	342
Expected return on plan assets	(22)	(142)	(179)	(1,063)	—	—
Net amortization and deferral	7	36	—	160	75	457

Net periodic cost	$24	131	194	1,106	193	1,210

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

(19) Income Tax Expense

        The consolidated income (loss) before income tax expense and extraordinary item, by domestic and foreign source, is as follows:

	Years Ended		Two Months Ended	Year Ended
	October 31,		December 31,
	1999	2000	2000	2001
Domestic	$128	(14,488)	(7,246)	(14,061)
Foreign	428	(2,329)	1,655	13,555

Consolidated income (loss) before income tax expense and extraordinary item	$556	(16,817)	(5,591)	(506)

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended October 31, 1999
Federal	$(33)	(15)	(48)
Foreign	137	(161)	(24)
State	249	—	249

Total	$353	(176)	177

Year Ended October 31, 2000
Federal	$—	—	—
Foreign	1,079	143	1,222
State	381	—	381

Total	$1,460	143	1,603

Two Months Ended December 31, 2000
Federal	$—	(1,341)	(1,341)
Foreign	664	—	664
State	—	—	—

Total	$664	(1,341)	(677)

Year Ended December 31, 2001
Federal	$(499)	(3,717)	(4,216)
Foreign	3,496	498	3,994
State	672	(372)	300

Total	$3,669	(3,591)	78

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

	December 31,
Net Deferred Tax Liability
	2000	2001
Accrued vacation	$(604)	(897)
Inventory	(4,031)	(2,516)
Accrued litigation expenses	(2,120)	(1,366)
Other accrued liabilities	(2,867)	(1,077)
Reserve for doubtful accounts	(773)	(893)

Current deferred tax asset	(10,395)	(6,749)

Prepaid expense	555	141
Deferred costs	3,235	3,235

Current deferred tax liability	3,790	3,376

Intangible assets-difference in basis and amortization periods	55,411	23,318
Property and equipment-differences in basis and depreciation methods	14,133	13,332
Interest charge, Domestic International Sales Corp	6,327	6,741

Noncurrent deferred tax liability, net	75,871	43,391

Net operating loss carryforward	(61,479)	(59,093)
Deferred compensation	(572)	(1,134)
Partnership investments	(702)	(353)
Alternative minimum tax credits	(221)	(221)
Research and experimentation credits	(38)	(32)

Noncurrent deferred tax asset	(63,012)	(60,833)
Valuation allowance	53,007	49,383

Noncurrent deferred tax asset, net	(10,005)	(11,450)

Noncurrent deferred tax liability	65,866	31,941

Net deferred tax liability on balance sheet	$59,261	28,568

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

        The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate rate of 34% to income (loss) before income tax expense and extraordinary item) as follows:

	Year Ended		Two Months Ended	Years Ended
	October 31,		December 31,
	1999	2000	2000	2001
Computed "expected" tax expense (benefit)	$189	(5,718)	(1,901)	(172)
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	—	4,924	441	(2,028)
State income tax expense	—	—	—	300
Foreign tax differential	(201)	2,014	101	(615)
Non deductible goodwill amortization and other	—	—	600	2,854
Other, net	189	383	82	(261)

	$177	1,603	(677)	78

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

$49,383

(20) Business and Geographic Segments

        Business segments are defined by Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

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

	Year Ended October 31, 1999
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues	$10,238	$75,788	$61,562	$1,072	$148,660
Sales revenues	39,102	23,386	—	—	62,488

Total revenues	49,340	99,174	61,562	1,072	211,148

Cost of service	7,825	44,468	46,441	762	99,496
Cost of sales	28,843	15,094	—	—	43,937
Amortization of service contract software (note 1)	343	1,837	—	—	2,180

Total Operating expenses	37,011	61,399	46,441	762	145,613

Gross profit	12,329	37,775	15,121	310	65,535
Depreciation and amortization	1,954	14,549	2,778	728	20,009
Segment operating income (loss)	9,022	10,039	9,330	(2,473)	25,918
Segment assets	20,348	110,598	34,613	—	165,559
Additions to fixed assets	2,615	10,714	1,492	113	14,934

	Year Ended October 31, 2000
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues	$43,219	$81,563	$61,411	$327	$186,520
Sales revenues	21,161	19,678	—	5,989	46,828

Total revenues	64,380	101,241	61,411	6,316	233,348

Cost of service	32,056	49,592	44,626	327	126,601
Cost of sales	15,188	10,764	—	3,347	29,299
Amortization of service contract software (note 1)	628	1,137	—	—	1,765

Total Operating expenses	47,872	61,493	44,626	3,674	157,665

Gross profit	16,508	39,748	16,785	2,642	75,683
Depreciation and amortization	7,118	15,897	2,830	216	26,061
Segment operating income (loss)	4,487	11,336	11,080	627	27,530
Segment assets	350,367	227,049	34,207	35,592	647,215
Additions to fixed assets	11,306	20,851	2,373	516	35,046
	Two Months Ended December 31, 2000
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$36,630	$11,680	$9,274	$—	$57,584
Sales revenues	—	1,805	—	7,202	9,007

Total revenues	36,630	13,485	9,274	7,202	66,591

Cost of service	25,354	7,481	6,760	—	39,595
Cost of sales	—	1,312	—	4,232	5,544
Amortization of service contract software (note 1)	230	287	—	—	517

Total operating expenses	25,584	9,080	6,760	4,232	45,656

Gross profit	11,046	4,405	2,514	2,970	20,935
Depreciation and amortization	5,079	2,289	427	286	8,081
Segment operating income (loss)	2,200	(218)	1,588	2,254	5,824
Segment assets	330,138	235,016	34,055	37,758	636,967
Additions to fixed assets	1,694	2,354	316	1,739	6,103

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$199,692	$79,776	$61,987	$—	$341,455
Sales revenues	26,973	16,583	—	39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Cost of service	136,464	47,413	44,937	—	228,814
Cost of sales	19,908	8,894	—	22,705	51,507
Amortization of service contract software (note 1)	1,218	1,137	—	—	2,355

Total operating expenses	157,590	57,444	44,937	22,705	282,676

Gross profit	69,075	38,915	17,050	16,941	141,981
Depreciation and amortization	27,891	15,762	2,802	1,633	48,088
Segment operating income (loss)	7,320	10,284	11,334	9,707	38,645
Segment assets	330,138	235,016	34,055	37,758	636,967
	Year Ended December 31, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$223,875	$79,779	$60,913	$—	$364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software (note 1)	1,628	2,738	—	—	4,366

Total operating expenses	152,672	61,218	43,180	25,739	282,809

Gross profit	85,139	38,115	17,733	16,445	157,432
Depreciation and amortization	34,005	12,360	2,674	1,804	50,843
Segment operating income (loss)	25,499	15,017	12,434	9,706	62,656
Segment assets	306,127	226,650	32,977	36,198	601,952
Additions to fixed assets	39,756	3,721	1,169	1,847	46,493

        The following table provides a reconciliation of segment operating income to the consolidated income (loss) before income tax expense and extraordinary items for each period:

			Two Months Ended	Unaudited Pro Forma Year Ended
					Year Ended
	Years Ended October 31,
			December 31,
	1999	2000	2000	2000	2001
Reportable segment operating income (loss)	$25,917	$27,530	$5,824	$38,645	$62,656
Unallocated corporate expense	(9,170)	(13,572)	(2,872)	(14,892)	(12,762)
Interest expense	(16,177)	(31,231)	(8,790)	(50,978)	(50,363)
Other (income) expense	(14)	456	247	365	(37)

Income (loss) before income tax expense (benefit)	$556	$(16,817)	$(5,591)	$(26,860)	$(506)

			Two Months Ended
				Year Ended
	Year Ended October 31,
			December 31,
Geographic Segments:	1999	2000	2000	2001
Service and Sales Revenue:
North America	$135,299	$150,899	$48,586	$298,612
Italy	36,331	29,828	2	—
Europe	35,582	36,964	8,598	78,484
United Kingdom	—	8,835	8,829	52,071
Other	3,936	6,822	576	11,074

	$211,148	$233,348	$66,591	$440,241

Long-lived assets (excluding identifiable intangibles):
North America	$70,576	$152,201	$147,391	$166,900
Europe	5,629	8,579	9,439	772
United Kingdom	—	25,501	27,421	26,988
Other	523	373	360	2,128

	$76,728	$186,654	$184,611	$196,788

(21) Selected Quarterly Financial Data—(Unaudited)

        The following quarterly financial data reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

	For the Fiscal Quarter Ended
	January 31, 2000	April 30, 2000	July 31, 2000	October 31, 2000
Total operating revenues	$49,565	51,061	49,979	82,743
Operating expenses	32,476	32,804	31,727	58,893
Amortization of service contract software	390	390	440	546

Gross margin	16,699	17,867	17,812	23,304
Income (loss) before extraordinary items	464	2,306	1,661	(22,851)
Extraordinary items- write-off of deferred finance fees and debt call premium	—	—	—	12,567

Net income (loss)	464	2,306	1,661	(35,418)

Convertible preferred stock paid-in-kind dividend	—	—	—	1,014

Net income (loss) available to common stockholders	$464	2,306	1,661	(36,432)

Basic and diluted earnings per share:
Basic income (loss) before extraordinary items	$0.01	0.06	0.05	(0.60)

Diluted income (loss) before extraordinary items	$0.01	0.06	0.04	(0.60)

Extraordinary items per basic and diluted share	$—	—	—	(0.34)

Basic net income (loss)	$0.01	0.06	0.05	(0.94)

Diluted net income (loss)	$0.01	0.06	0.04	(0.94)

Basic income (loss) available to common stockholders	$0.01	0.06	0.05	(0.96)

Diluted income (loss) available to common stockholders	$0.01	0.06	0.04	(0.96)

Weighted average number of shares used in per share calculations:
Basic shares	36,388	36,622	36,886	37,809
Diluted shares	40,353	41,878	41,430	37,809

(21) Selected Quarterly Financial Data—(Unaudited) (Continued)

        The table below presents the actual (unaudited) results of Scientific Games, including the results of SGHC from September 6, 2000, for the calendar quarters in the year ended December 31, 2000.

	Calendar Quarters Year Ended December 31, 2000
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Total operating revenues	$45,612	53,154	63,397	105,502
Operating expenses	28,386	34,575	42,761	69,947
Amortization of service contract software	564	564	613	614

Gross margin	16,662	18,015	20,023	34,941
Income (loss) before extraordinary items	834	2,284	(12,719)	(12,614)
Extraordinary items- write-off of deferred finance fees and debt call premium	—	—	12,567	—

Net income (loss)	834	2,284	(25,286)	(12,614)
Convertible preferred stock paid-in-kind dividend	—	—	439	1,718

Net income (loss) available to common stockholders	$834	2,284	(25,725)	(14,332)

Basic and diluted earnings per share:
Basic and diluted income (loss) before extraordinary items	$0.02	0.06	(0.34)	(0.32)

Extraordinary items per basic and diluted share	$—	—	(0.34)	—

Basic and diluted net income (loss)	$0.02	0.06	(0.68)	(0.32)

Basic and diluted income (loss) available to common stockholders	$0.02	0.06	(0.70)	(0.36)

Weighted average number of shares used in per share calculations:
Basic shares	36,544	36,807	36,931	39,855
Diluted shares	41,888	41,086	36,931	39,855

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenues	$112,108	112,573	107,203	108,357
Operating expenses	72,820	69,962	66,970	68,691
Amortization of service contract software	962	1,050	1,148	1,206

Gross margin	38,326	41,561	39,085	38,460
Net income (loss)	(2,437)	1,940	1,522	(1,609)
Convertible preferred stock paid-in-kind dividend	1,699	1,744	1,790	1,818
Net income (loss) available to common stockholders	$(4,136)	196	(268)	(3,427)

Basic and diluted earnings per share:
Basic net income (loss)	$(0.06)	0.05	0.04	(0.04)

Diluted net income (loss)	$(0.06)	0.04	0.03	(0.04)

Basic income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Diluted income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Weighted average number of shares used in per share calculations:
Basic shares	40,163	40,209	40,383	40,600
Diluted shares	40,163	44,441	46,067	40,600

(22) Comprehensive Loss

        The accumulated balances for each classification of comprehensive loss are as follows:

	Foreign Currency Items	Unrealized Gains On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at November 1, 1998	$(289)	—	(495)	—	(784)
Change during period	(360)	—	(107)	—	(467)

Balance at October 31, 1999	$(649)	—	(602)	—	(1,251)
Change during period	(2,277)	317	(5)	—	(1,965)

Balance at October 31, 2000	$(2,926)	317	(607)	—	(3,216)
Change during period	1,611	(1,274)	—	(2,364)	(2,027)
Reclassification adjustments for gains reclassified into operations	—	—	—	(31)	(31)

Balance at December 31, 2000	$(1,315)	(957)	(607)	(2,395)	(5,274)
Change during period	(296)	2	38	(7,816)	(8,072)
Reclassification adjustments for losses reclassified into operations	—	—	—	2,962	2,962

Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)

        No tax benefits have been allocated to the components of accumulated other comprehensive loss as the Company is in a net operating loss carry forward position and no benefits have been provided.

(23) Unusual Items

        In fiscal 2000, the Company recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants, to purchase 2,900 shares of Scientific Games common stock, to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required pre-funding of the Notes, and approximately $2,300 of incremental business integration costs as a result of the SGHC acquisition. The Company also recorded a $1,135 write-off of its option to purchase the Atlantic City Race Course as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the payment of the call premium on the Old Notes and the write-off of deferred financing fees. In the third quarter of year ended December 31, 2001, the Company reversed reserves of $1,500 in connection with litigation that was settled during the quarter.

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

        The Colombian surety, Seguros, paid $2,400 to Ecosalud under its $4,000 bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to

Ecosalud's demand on the bond was at the surety's risk. In a case brought in U.S. District Court in Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI's view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7,000 (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2,400, but vacated that part of the judgment awarding approximately $4,600 based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3,700 to the Colombian surety. On February 26, 2002, SGI drew upon a $1,500 letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Colombia remain unresolved.

        SGI has been advised by Colombian counsel that SGI has various defenses on the merits as well as procedural defenses to Ecosalud's claims. We intend to vigorously pursue these defenses as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

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

        On February 26, 2002, the Company executed a letter of intent to acquire MDI Entertainment, Inc. in a stock-for-stock transaction valued at approximately $26,000. MDI specializes in creating, marketing and implementing entertainment-based promotions for North American lottery authorities. MDI offers a full range of services, including ticket and point of sale design, prize structure development, promotional event planning, market research, fulfillment services, customer service support and second chance drawing assistance. MDI currently has under license the largest library of proprietary brands in the lottery industry. The closing of the acquisition is subject to certain conditions, including execution of definitive agreements, completion of due diligence and shareholder approval by MDI shareholders. On February 28, 2002, a class action suit on behalf of MDI's public stockholders was filed against multiple parties, including the Company and MDI, to enjoin the proposed acquisition on the grounds that the value of MDI's common stock is in excess of the amount provided for in the Company's letter of intent. MDI believes that the lawsuit lacks merit, and the Company and MDI both intend to contest the suit vigorously.

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

(26) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and Facility issued on September 6, 2000 in connection with the acquisition of SGHC are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company") which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2000 and December 31, 2001 and for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2000
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$867	(51)	5,671	1	6,488
Accounts receivable, net	—	39,554	20,555	(3,290)	56,819
Inventories	—	21,602	6,470	(464)	27,608
Other current assets	186	13,421	2,944	30	16,581
Property and equipment, net	2,002	142,446	40,452	(289)	184,611
Investment in subsidiaries	202,980	—	—	(202,980)	—
Goodwill	190	154,313	3,088	—	157,591
Intangible assets	—	109,232	22,047	—	131,279
Other assets	22,857	74,700	1,077	(42,644)	55,990

Total assets	$229,082	555,217	102,304	(249,636)	636,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$6,012	8	616	—	6,636
Current liabilities	25,663	50,643	22,866	(2,910)	96,262
Long-term debt, excluding current installments	433,180	19	5,492	(4,647)	434,044
Other non-current liabilities	8,811	57,020	21,491	(15,450)	71,872
Intercompany balances	(272,737)	245,226	27,809	(298)	—
Stockholders' equity	28,153	202,301	24,030	(226,331)	28,153

Total liabilities and stockholders' equity	$229,082	555,217	102,304	(249,636)	636,967

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$7,612	(415)	5,452	—	12,649
Accounts receivable, net	—	34,322	16,088	—	50,410
Inventories	—	16,524	3,558	(535)	19,547
Other current assets	973	9,344	5,190	30	15,537
Property and equipment, net	2,159	156,224	38,822	(417)	196,788
Investment in subsidiaries	265,521	—	—	(265,521)	—
Goodwill	183	192,658	2,414	—	195,255
Intangible assets	—	54,913	5,241	—	60,154
Other assets	20,378	44,071	6,487	(19,324)	51,612

Total assets	$296,826	507,641	83,252	(285,767)	601,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,018	9	410	—	9,437
Current liabilities	14,999	50,672	19,661	799	86,131
Long-term debt, excluding current installments	429,917	10	371	—	430,298
Other non-current liabilities	14,221	32,702	4,356	729	52,008
Intercompany balances	(195,407)	169,896	27,154	(1,643)	—
Stockholders' equity	24,078	254,352	31,300	(285,652)	24,078

Total liabilities and stockholders' equity	$296,826	507,641	83,252	(285,767)	601,952

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended October 31, 1999

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	181,387	48,660	(18,899)	211,148
Operating expenses	—	119,324	42,994	(18,885)	143,433
Amortization of service contract software (note 1)	—	2,180	—	—	2,180

Gross profit	—	59,883	5,666	(14)	65,535
Selling, general and administrative expenses	9,170	13,515	4,511	(18)	27,178
Loss on sale/disposition of businesses	—	1,600	—	—	1,600
Depreciation and amortization	196	16,801	3,115	(103)	20,009

Operating income (loss)	(9,366)	27,967	(1,960)	107	16,748
Interest expense	15,129	883	401	(236)	16,177
Other (income) deductions	(2,075)	(690)	36	2,744	15

Income (loss) before equity in income of subsidiaries, and income taxes	(22,420)	27,774	(2,397)	(2,401)	556
Equity in income of subsidiaries	23,031	—	—	(23,031)	—
Income tax expense (benefit)	232	252	(307)	—	177

Net income (loss)	$379	27,522	(2,090)	(25,432)	379

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended October 31, 2000

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	186,408	60,286	(13,346)	233,348
Operating expenses	—	122,400	46,766	(13,266)	155,900
Amortization of service contract software (note 1)	—	1,765	—	—	1,765

Gross profit	—	62,243	13,520	(80)	75,683
Selling, general and administrative expenses	13,572	16,186	5,917	(11)	35,664
Depreciation and amortization	291	21,445	4,428	(103)	26,061

Operating income (loss)	(13,863)	24,612	3,175	34	13,958
Interest expense	30,535	531	1,037	(872)	31,231
Other (income) deductions	(1,000)	(275)	(198)	1,017	(456)

Income (loss) before equity in income of subsidiaries, and income taxes	(43,398)	24,356	2,336	(111)	(16,817)

Equity in income of subsidiaries	24,933	—	—	(24,933)	—
Income tax expense (benefit)	—	812	791	—	1,603

Net income (loss) before extraordinary items	(18,465)	23,544	1,545	(25,044)	(18,420)

Extraordinary items:
Write-off of deferred financing fees and debt call premium	12,522	45	—	—	12,567

Net income (loss)	$(30,987)	23,499	1,545	(25,044)	(30,987)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Two Months Ended December 31, 2000

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	57,125	22,087	(12,621)	66,591
Operating expenses	—	41,333	16,425	(12,619)	45,139
Amortization of service contract software (note 1)	—	517	—	—	517

Gross profit	—	15,275	5,662	(2)	20,935
Selling, general and administrative expenses	2,872	4,896	2,136	(2)	9,902
Depreciation and amortization	49	6,823	1,224	(15)	8,081

Operating income (loss)	(2,921)	3,556	2,302	15	2,952
Interest expense	8,930	13	477	(630)	8,790
Other (income) expense	(87)	(458)	(277)	575	(247)

Income (loss) before equity in income of subsidiaries and income taxes	(11,764)	4,001	2,102	70	(5,591)
Equity in income of subsidiaries	6,850	—	—	(6,850)	—
Income tax expense (benefit)	—	(1,267)	590	—	(677)

Net income (loss)	$(4,914)	5,268	1,512	(6,780)	(4,914)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Year Ended December 31, 2001

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	338,626	115,434	(13,819)	440,241
Operating expenses	—	211,193	80,728	(13,478)	278,443
Amortization of service contract software (note 1)	—	4,366	—	—	4,366

Gross profit	—	123,067	34,706	(341)	157,432
Selling, general and administrative expenses	12,762	32,310	11,664	(41)	56,695
Depreciation and amortization	306	42,578	8,032	(73)	50,843

Operating income (loss)	(13,068)	48,179	15,010	(227)	49,894
Interest expense	49,880	410	2,009	(1,936)	50,363
Other (income) deductions	(596)	(2,545)	1,148	2,030	37

Income (loss) before equity in income of subsidiaries, and income taxes	(62,352)	50,314	11,853	(321)	(506)
Equity in income of subsidiaries	61,821	—	—	(61,821)	—
Income tax expense (benefit)	53	(3,122)	3,147	—	78

Net income (loss)	$(584)	53,436	8,706	(62,142)	(584)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended October 31, 1999

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$379	27,522	(2,090)	(25,432)	379
Depreciation and amortization	196	18,981	3,115	(103)	22,189
Equity in income of subsidiaries	(23,031)	—	—	23,031	—
Loss on sale/disposition of businesses	—	1,600	—	—	1,600
Non-cash interest	942	—	—	—	942
Other non-cash adjustments	139	109	25	—	273
Changes in working capital	(235)	924	568	(91)	1,166

Net cash provided by (used in) operating activities	(21,610)	49,136	1,618	(2,595)	26,549

Cash flows from investing activities:
Capital and wagering systems expenditures	(41)	(11,835)	(3,054)	(4)	(14,934)
Business acquisition, net of cash acquired	(512)	—	(2,333)	512	(2,333)
Other assets and investments	(631)	(6,559)	(699)	(387)	(8,276)

Net cash provided by (used in) investing activities	(1,184)	(18,394)	(6,086)	121	(25,543)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	60	26	(86)	—
Payments on long-term debt	—	(2,739)	(514)	99	(3,154)
Other, principally intercompany balances	22,286	(27,450)	3,141	2,260	237

Net cash provided by (used in) financing activities	22,286	(30,129)	2,653	2,273	(2,917)

Effect of exchange rate changes on cash	52	(367)	283	201	169

Increase/(decrease) in cash and cash equivalents	(456)	246	(1,532)	—	(1,742)
Cash and cash equivalents, beginning of year	2,054	260	4,495	—	6,809

Cash and cash equivalents, end of year	$1,598	506	2,963	—	5,067

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

(in thousands)

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

(in thousands)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE MATTERS

PART III.

ITEM 10. DIRECTORS OF THE REGISTRANT.

        Certain information concerning the directors of the Company is set forth below:

Name	Age	Position	Director Since
A. Lorne Weil	56	Chairman of the Board, President and Chief Executive Officer (1)(4)	1989
Larry J. Lawrence	59	Vice Chairman of the Board (1)(2)(3)	1989
W. Walker Lewis	57	Director	2001
Colin J. O'Brien	63	Director (2)	2000
Sir Brian G. Wolfson	66	Director (2)	1988
Alan J. Zakon	66	Director (1)(3)(4)	1993
Peter A. Cohen	55	Director (1)	2000
Michael S. Immordino	41	Director	2000
Luciano La Noce	52	Director (2)(3)(4)	2000
Roberto Sgambati	46	Director	2000

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

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus(1) ($)		Restricted Stock Award ($)		Underlying Options (#)		All Other Compensation(3) ($)
A. Lorne Weil	2001	$754,500		$754,500		$11,120	(2)	261,000		$17,920	(4)
President and	Stub Period(5)	125,750		125,750		—		—		21	(5)
Chief Executive Officer	2000	536,000		736,000	(6)	—		70,000		17,026	(7)
	1999	481,888		481,888		—		1,136,000		16,535	(8)
DeWayne E. Laird	2001	250,000		118,930		—		40,000		9,265	(4)
Vice President and	Stub Period(5)	41,666		—		—		21	(5)
Chief Financial Officer	2000	207,700		125,700	(6)	—		14,000		8,626	(7)
	1999	175,000		87,500		—		60,000		8,135	(8)
Martin E. Schloss	2001	301,844		139,583		1,462	(2)	46,000		9,418	(4)
Vice President,	Stub Period(5)	50,000		—		—		—		21	(5)
General Counsel and	2000	236,500		193,800	(6)	—		16,000		8,626	(7)
Secretary	1999	225,000		112,500		—		32,000		8,135	(8)
William J. Huntley	2001	275,000		136,585		563	(2)	96,000		6,093	(4)
President, Systems	Stub Period(5)	45,833		—		—		—		60,056	(5)
Division of Scientific Games	2000	213,000		106,300		—		164,000		8,626	(7)
International, Inc.	1999	200,000		87,500		—		29,000		8,135	(8)
Cliff O. Bickell (9)	2001	275,000		64,240		—		42,000		6,093	(4)
President, Printed	Stub Period(5)	45,833		—		—		—		620	(5)
Products Division of	2000	40,690	(9)	—		—		150,000		620	(7)
Scientific Games	—	—		—		—		—		—
International, Inc.

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

Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
	Number of Securities Underlying Options Granted(1) (#)	% of Total Options Granted to Employees In Fiscal Year
Name			Exercise Price(2) ($/Sh)	Expiration Date	Value at 5% ($)	10% ($)
A. Lorne Weil	127,000(4)	6.29%	$2.95	12-31-10	$235,615	$597,096
DeWayne E. Laird	21,000(4)	1.04%	2.95	12-31-10	38,960	98,732
Martin E. Schloss	25,000(4)	1.24%	2.95	12-31-10	46,381	117,539
William J. Huntley	23,000(4)	1.14%	2.95	12-31-10	42,671	108,135
Clifford O. Bickell	23,000(4)	1.14%	2.95	12-31-10	42,671	108,135
A. Lorne Weil	134,000(5)	6.63%	7.10	12-13-11	598,330	1,516,287
DeWayne E. Laird	19,000(5)	0.94%	7.10	12-13-11	84,838	214,996
Martin E. Schloss	21,000(5)	1.04%	7.10	12-13-11	93,768	237,627
William J. Huntley	73,000(5)	3.61%	7.10	12-13-11	325,956	826,037
Clifford O. Bickell	19,000(5)	0.94%	7.10	12-13-11	84,838	214,996

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

			Number of Securities Underlying Unexercised Options at Dec. 31, 2001 #		Value of Unexercised In-the-Money Options at Dec. 31, 2001(1) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
A. Lorne Weil	-0-	-0-	2,181,000	984,000	$13,212,875	$5,411,825
DeWayne E. Laird	-0-	-0-	207,000	72,000	1,449,406	362,244
Martin E. Schloss	-0-	-0-	331,250	75,750	2,152,500	368,150
William J. Huntley	25,000	148,000	279,000	235,000	1,731,488	1,012,725
Clifford O. Bickell	-0-	-0-	37,500	154,500	196,875	755,375

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

  •
  The integration of Scientific Games Holdings Corp. and Autotote, which has enabled the Company to achieve substantial cost reduction and increased marketplace effectiveness.

  •
  The award of new instant ticket and/or Cooperative Service contracts in Italy, Norway, Ohio and South Carolina, as well as contract renewals or extensions in six US states.

  •
  The award of on-line lottery equipment or service contracts in South Carolina, Jamaica, Ontario and Atlantic Canada, together with the simultaneous start-up of the Maine and Iowa lotteries in July 2001.

  •
  The commercial launch of our business-to-business account wagering platform "Trackplay" that has been adopted by a number of leading operators in the US and abroad.

  •
  The re-signing of several pari-mutuel customers including Woodbine Entertainment and the Atlantic City Casinos, as well as the award of the Turf Paradise totalizator contract.

  •
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

COMPARISON OF SIXTY-TWO MONTH CUMULATIVE TOTAL RETURN
FOR THE PERIOD BEGINNING ON OCTOBER 31, 1996 AND ENDING ON DECEMBER 31, 2001

	10/96	10/97	10/98	10/99	10/00	12/00	12/01
Scientific Games Corporation	$100.00	$185.71	$123.81	$195.24	$236.19	$224.76	$666.67
Nasdaq	$100.00	$131.59	$147.21	$248.85	$280.75	$204.81	$162.52
Amex	$100.00	$123.72	$125.78	$156.22	$182.31	$169.94	$154.64
Peer Group Index	$100.00	$111.54	$92.17	$75.41	$69.57	$80.03	$146.02

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

			Shares of Preferred Stock(16)
	Shares of Common Stock
Name
	Number(1)	Percent(1)	Number(1)		Percent(1)
Cirmatica Gaming, S.A. (subsidiary of Lottomatica S.p.A.) Rambla de Catalunya 16, 4E2a Barcelona, Spain 08007	21,716,204(2)	33.56%	1,207,421	(17)	97.56%
Oaktree Capital Management, LLC 333 South Grand Avenue Los Angeles, CA 90071	3,900,000(3)	9.07%	-0-		-0-
Olivetti International S.A (subsidiary of Olivetti S.p.A.) 125 Avenue du X Septembre Luxembourg	1,184,424(4)	2.68%	65,854	(18)	5.32%
A. Lorne Weil c/o Scientific Games Corporation 750 Lexington Avenue, 25th Floor New York, New York 10022	3,723,080(5)	8.30%	-0-		-0-
Larry J. Lawrence c/o Allegra Partners 515 Madison Avenue, 29th Floor New York, New York 10022	2,590,995(6)	5.92%	-0-		-0-
Peter A. Cohen	1,403,026(7)	3.20%	30,183	(19)	2.44%
Alan J. Zakon	1,283,230(8)	2.97%	-0-		-0-
Michael S. Immordino	25,607(9)	*	-0-		-0-
Luciano La Noce	25,607(9)	*	-0-		-0-
W. Walker Lewis	15,930(9)	*	-0-		-0-
Colin J. O'Brien	35,607(9)	*	-0-		-0-
Roberto Sgambati	25,607(9)	*	-0-		-0-
Sir Brian G. Wolfson	223,107(10)	*	-0-		-0-
DeWayne E. Laird	223,750(11)	*	-0-		-0-
Martin E. Schloss	369,653(12)	*	-0-		-0-
William J. Huntley	347,386(13)	*	-0-		-0-
Clifford O. Bickell	43,250(14)	*	-0-		-0-

All directors and executive officers as a group (consisting of 14 persons)(5)(6)(7)(8)(9)(10)(11)(13)(14)	10,335,835(15)	21.68%	30,183	(19)	2.44%

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

(16)
Pursuant to the Certificate of Designations governing the Preferred Stock, the holders of the Preferred Stock are entitled to vote along with the holders of Common Stock, on an "as-converted' basis, on all matters on which the holders of Common Stock are entitled to vote; and the holders of the Preferred Stock, voting separately as a class, are entitled to elect four directors (or a lesser number in the event that their ownership level declines).

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

SCIENTIFIC GAMES CORPORATION
Dated: June 10, 2002	By:	/s/ DEWAYNE E. LAIRD Name: DeWayne E. Laird Title: Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2	Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
3.(i)(a)
Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State Delaware on June 29, 1995 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, File No. 000-13063).
3.(i)(b)
Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware effective as of April 27, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2001).
3.(i)(c)
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on September 6, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000 10-Q")).
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1
Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12--1/2--% senior subordinated notes due 2010 (the "12--1/2--% Senior Notes") (incorporated by reference to Exhibit 4.6 to the July 2000 10-Q).
4.2	Form of 12--1/2--% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.7 to the Company's July 2000 10-Q).
4.3
First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12--1/2--% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.4
Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12--1/2--% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company's July 2000 10-Q).
10.1
Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.2
Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993.)

10.3
Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q")).
10.4	General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company's April 1998 10-Q).
10.5
Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.6
Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.'s Registration Statement (No. 33-75168) filed on February 11, 1994).
10.7
Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.8
Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.9
Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the "1995 10-K/A")).
10.10	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A).
10.11	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*
10.12	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.13	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.14	1997 Incentive Compensation Plan as amended and restated.#*
10.15
Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K")).*

10.16	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.17	Supplemental Executive Retirement Plan.#*
10.18
Employment Agreement effective November 1, 2000 between A. Lorne Weil and the Company (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).*
10.19	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 the 2000 10-K).*
10.20	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 the 2000 10-K).*
10.21
Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.22
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss and William J. Huntley) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.23
Amended and Restated Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000 (the "Amended and Restated Credit Agreement") (incorporated by reference to Exhibit 10.24 the 2000 10-K).
10.24	Form of First Amendment dated March 30, 2001 to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2001).
10.25	Form of Second Amendment dated July 13, 2001 to the Amended and Restated Credit Agreement.#*
10.26
Amended and Restated Security Agreement among the Company, the Subsidiary Guarantors and the Administrative Agent, dated as of October 6, 2000 (incorporated by reference to Exhibit 10.25 to the 2000 10-K).
10.27
Warrant Registration Rights Agreement dated September 6, 2000 among the Company, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 10.41 to the Company's July 2000 10-Q).
10.28
Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q").
21.1	List of Subsidiaries.#
23	Consent of KPMG LLP. (†)
99.1	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).

99.2
Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement") (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the "1997 S-4/A")).
99.3	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A.).
99.4
Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended October 31, 1999).
99.5	Form of Warrant issued September 6, 2000 to Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group Inc. (incorporated by reference to Exhibit 99.11 to the Company's July 2000 10-Q).
99.6	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's March 2001 10-Q).

(†)
Filed herewith.

#
Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 21, 2002.

*
Includes management contracts and compensation plans and arrangements.

(b)
Reports on Form 8-K

        A Current Report on Form 8-K was filed for purposes of Regulation FD disclosures on October 2, 2001 which furnished calendar year 2000 and pro forma calendar year 2000 operating results.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
U.S. Instant Ticket and On-line Lottery Sales
U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle
GOVERNMENT REGULATION
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED FINANCIAL DATA (in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 2001 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended October 31, 1999 and 2000, Two Months Ended December 31, 2000, and the Year Ended December 31, 2001 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS Years Ended October 31, 1999 and 2000, Two Months Ended December 31, 2000, and the Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended October 31, 1999 and 2000, Two Months Ended December 31, 2000, and the Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended October 31, 1999 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Two Months Ended December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended October 31, 1999 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Two Months Ended December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended December 31, 2001 (in thousands)
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years Ended October 31, 1999 and 2000, the Two Months Ended December 31, 2000, and the Year Ended December 31, 2001 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE MATTERS
PART III.
REPORT OF THE COMPENSATION COMMITTEE
STOCK PERFORMANCE GRAPH
COMPARISON OF SIXTY-TWO MONTH CUMULATIVE TOTAL RETURN FOR THE PERIOD BEGINNING ON OCTOBER 31, 1996 AND ENDING ON DECEMBER 31, 2001
SIGNATURE
EXHIBIT INDEX