Form 10-Q/A
period 2002-03-31
SCIENTIFIC GAMES CORP
filed 2002-06-10
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-13063

SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets as of December 31, 2001 and March 31, 2002	3
	Statements of Operations for the Three Months Ended March 31, 2001 and 2002	4
	Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002	5
	Notes to Consolidated Financial Statements	6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	29

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2001	March 31, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	5,016
Restricted cash	708	740
Accounts receivable, net of allowance for doubtful accounts	50,410	52,554
Inventories	19,547	19,450
Prepaid expenses, deposits and other current assets	14,829	16,752

Total current assets	98,143	94,512

Property and equipment, at cost	364,837	370,754
Less accumulated depreciation	168,049	176,033

Net property and equipment	196,788	194,721

Goodwill, net	195,255	198,425
Other intangible assets, net	60,154	56,812
Other assets and investments	51,612	52,658

Total assets	$601,952	597,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	10,174
Accounts payable	26,632	23,760
Accrued liabilities	51,118	45,993
Interest payable	8,381	3,823

Total current liabilities	95,568	83,750

Deferred income taxes	28,568	25,598
Other long-term liabilities	23,440	22,404
Long-term debt, excluding current installments	430,298	431,633

Total liabilities	577,874	563,385

Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,220 and 1,237 shares outstanding at December 31, 2001 and March 31, 2002, respectively	1,220	1,237
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 41,203 and 42,986 shares outstanding at December 31, 2001 and March 31, 2002, respectively	412	430
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	278,525
Accumulated losses	(242,545)	(237,143)
Treasury stock, at cost	(135)	(135)
Accumulated other comprehensive loss	(10,384)	(9,171)

Total stockholders' equity	24,078	33,743

Total liabilities and stockholders' equity	$601,952	597,128

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	2001	2002
Operating revenues:
Services	$88,040	92,516
Sales	24,068	14,456

	112,108	106,972

Operating expenses (exclusive of depreciation and amortization shown below):
Services	58,113	53,262
Sales	14,707	9,225
Amortization of service contract software (note 1)	892	1,209

	73,712	63,696

Total gross profit	38,396	43,276
Selling, general and administrative expenses	14,625	14,360
Depreciation and amortization	12,716	9,197

Operating income	11,055	19,719

Other deductions:
Interest expense	13,580	11,451
Other (income) expense	244	(68)

	13,824	11,383

Income (loss) before income tax expense (benefit)	(2,769)	8,336
Income tax expense (benefit)	(332)	1,131

Net income (loss)	(2,437)	7,205
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Net income (loss) available to common stockholders	$(4,136)	5,402

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.10)	0.13

Diluted net income (loss) available to common stockholders	$(0.10)	0.10

Weighted average number of shares used in per share calculations:
Basic shares	40,163	42,067

Diluted shares	40,163	71,725

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2002
(Unaudited, in thousands)

	2001	2002
Cash flows from operating activities:
Net income (loss)	$(2,437)	7,205

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,608	10,406
Non-cash interest expense	585	612
Changes in operating assets and liabilities	(1,338)	(16,463)
Other	(164)	(272)

Total adjustments	12,691	(5,717)

Net cash provided by operating activities	10,254	1,488

Cash flows from investing activities:
Capital expenditures	(1,034)	(1,828)
Wagering systems expenditures	(8,316)	(5,006)
Increase in other assets and liabilities	(1,592)	(5,124)

Net cash used in investing activities	(10,942)	(11,958)

Cash flows from financing activities:
Net borrowings under lines of credit	7,000	4,250
Payments on long-term debt	(1,509)	(2,166)
Proceeds from the issuance of common stock	37	1,163

Net cash provided by financing activities	5,528	3,247

Effect of exchange rate changes on cash	(974)	(410)

Increase (decrease) in cash and cash equivalents	3,866	(7,633)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$10,354	5,016

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the period for:
Interest paid	$17,647	15,397

Net income taxes (recovered) paid	$(999)	992

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,699	1,803

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

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001	2002
Income (loss) (numerator)
Net income (loss)	$(2,437)	7,205
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Net income (loss) available to common stockholders—basic	(4,136)	5,402
Add back convertible preferred stock paid-in-kind dividend(1)	—	1,803

Net income (loss) available to common stockholders—diluted	$(4,136)	7,205

Shares (denominator)
Basic weighted average common shares outstanding	40,163	42,067
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares(2)	—	29,658

Diluted weighted average common shares outstanding	40,163	71,725

Basic and diluted per share amount
Basic net income (loss) available to common stockholders	$(0.10)	0.13

Diluted net income (loss) available to common stockholders(2)	$(0.10)	0.10

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

	Three Months Ended March 31, 2001
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(unaudited, in thousands)
Service revenues		$53,203	19,333	15,504	—	88,040
Sales revenues		2,914	9,674	—	11,480	24,068

Total revenues		56,117	29,007	15,504	11,480	112,108

Cost of service		35,715	11,375	11,023	—	58,113
Cost of sales		2,126	6,000	—	6,581	14,707
Amortization of service contract software (note 1)		339	553	—	—	892

Total operating expenses		38,180	17,928	11,023	6,581	73,712

Gross profit		17,937	11,079	4,481	4,899	38,396
Selling, general and administrative expenses		6,893	2,693	682	1,370	11,638
Depreciation and amortization		8,244	3,218	655	523	12,640

Segment operating income		2,800	5,168	3,144	3,006	14,118

Unallocated corporate expense						3,063

Consolidated operating income	$					11,055

Assets at March 31, 2001		$329,104	232,992	33,827	34,108	630,031

Assets at December 31, 2001		$306,127	226,650	32,977	36,198	601,952

Capital and wagering systems expenditures		$7,469	975	363	543	9,350

	Three Months Ended March 31, 2002
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(unaudited, in thousands)
Service revenues		$58,078	19,637	14,801	—	92,516
Sales revenues		1,941	1,397	343	10,775	14,456

Total revenues		60,019	21,034	15,144	10,775	106,972

Cost of service		32,164	10,888	10,209	—	53,261
Cost of sales		1,483	389	332	7,022	9,226
Amortization of service contract software (note 1)		583	626	—	—	1,209

Total operating expenses		34,230	11,903	10,541	7,022	63,696

Gross profit		25,789	9,131	4,603	3,753	43,276
Selling, general and administrative expenses		6,483	1,838	629	1,148	10,098
Depreciation and amortization		5,405	2,809	420	475	9,109

Segment operating income		13,901	4,484	3,554	2,130	24,069

Unallocated corporate expense						4,350

Consolidated operating income	$					19,719

Assets at March 31, 2002		$306,823	220,661	34,642	35,002	597,128

Capital and wagering systems expenditures		$4,645	1,341	164	684	6,834

        The following table provides a reconciliation of consolidated operating income to the consolidated income (loss) before income tax expense (benefit) and extraordinary items for each period:

	Three Months Ended March 31,
	2001	2002
Reportable consolidated operating income	$11,055	19,719
Interest expense	13,580	11,451
Other (income) expense	244	(68)

Income (loss) before income tax expense (benefit)	$(2,769)	8,336

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

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	2001	2002
Net income (loss)	$(2,437)	7,205
Other comprehensive income (loss):
Foreign currency translation	(1,480)	(1,003)
Unrealized gain on investments	575	355
Unrealized gain (loss) on interest rate swap agreements	(2,806)	1,861

Other comprehensive income (loss)	(3,711)	1,213

Comprehensive income (loss)	$(6,148)	8,418

(4) Inventories

        Inventories consist of the following:

	December 31, 2001	March 31, 2002
Parts and work-in-process	$10,130	9,532
Finished goods	9,417	9,918

	$19,547	19,450

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

        We had unamortized goodwill of approximately $195,255 and unamortized identifiable intangible assets in the amount of approximately $60,154 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our right to operate our Connecticut OTBs and our trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $15,909 for the year ended December 31, 2001. We also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. We completed our initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. We expect to complete our initial impairment review of goodwill by the end of the second quarter 2002. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized.

        SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. We adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale had no material impact on our consolidated financial statements for the first quarter of 2002 because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, we cannot determine the potential effects that adoption of SFAS 144 will have on our financial statements with respect to future disposal decisions, if any.

        The following disclosure presents certain information on the Company's acquired intangible assets subject to amortization as of March 31, 2002. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$900	79	821
Customer lists	14	14,600	2,324	12,276
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,107	30,093
Connecticut off-track betting system operating rights	20	20,000	8,319	11,681

Total intangible assets		$74,900	14,746	60,154

Balance at March 31, 2002
Amortizable intangible assets:
Patents	15	$900	94	806
Customer lists	14	14,600	2,695	11,905

		15,500	2,789	12,711

Non-amortizable intangible assets:
Trade name		32,200	2,107	30,093
Connecticut off-track betting system operating right		22,327	8,319	14,008

		54,527	10,426	44,101

Total intangible assets		$70,027	13,215	56,812

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

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Balance at December 31, 2001	$192,658	2,597	—	—	195,255
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170

Balance at March 31, 2002	$195,828	2,597	—	—	198,425

        The following table compares pro forma net income (loss) available to common stockholders for the three months ended March 31, 2001, adjusted to reflect the adoption of SFAS 142 on January 1, 2001, to the reported net income for the three months March 31, 2002:

	Three Months Ended March 31,
	2001	2002
	Pro Forma	As Reported
Reported net income (loss)	$(2,437)	7,205
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Reported net income (loss) available to common stockholders	(4,136)	5,402
Add back:
Goodwill and related intangible amortization, net of tax benefit of $305	2,816	—

Adjusted net income (loss) available to common stockholders	$(1,320)	5,402

Basic and diluted net income (loss) per share available to common stockholders:
Basic reported net income (loss) per share	$(0.10)	0.13
Diluted reported net income (loss) per share	(0.10)	0.10
Add back:
Goodwill and related intangible amortization, net of tax benefit	0.07	—

Adjusted basic net income (loss) per share	$(0.03)	0.13

Adjusted diluted net income (loss) per share	$(0.03)	0.10

Weighted average basic shares used in per share calculations	40,163	42,067

Weighted average diluted shares used in per share calculations	40,163	71,725

(7) Recent Developments

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$2,443	(1,951)	4,524	—	5,016
Accounts receivable, net	—	37,794	14,760	—	52,554
Inventories	—	16,143	3,862	(555)	19,450
Other current assets	1,283	10,231	5,948	30	17,492
Property and equipment, net	2,068	154,339	38,730	(416)	194,721
Investment in subsidiaries	287,898	—	—	(287,898)	—
Goodwill	183	195,828	2,414	—	198,425
Intangible assets	—	53,180	3,632	—	56,812
Other assets	21,805	41,757	5,656	(16,560)	52,658

Total assets	$315,680	507,321	79,526	(305,399)	597,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,770	9	395	—	10,174
Current liabilities	10,127	42,636	19,866	947	73,576
Long-term debt, excluding current installments	431,351	8	274	—	431,633
Other non-current liabilities	13,765	29,627	4,410	200	48,002
Intercompany balances	(183,076)	163,116	21,751	(1,791)	—
Stockholders' equity	33,743	271,925	32,830	(304,755)	33,743

Total liabilities and stockholders' equity	$315,680	507,321	79,526	(305,399)	597,128

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	85,262	31,810	(4,964)	112,108
Operating expenses	—	54,832	22,908	(4,920)	72,820
Amortization of service contract software (note 1)	—	892	—	—	892

Gross profit	—	29,538	8,902	(44)	38,396
Selling, general and administrative expenses	2,987	8,476	3,165	(3)	14,625
Depreciation and amortization	76	11,164	1,511	(35)	12,716

Operating income (loss)	(3,063)	9,898	4,226	(6)	11,055
Interest expense	13,556	4	592	(572)	13,580
Other (income) expense	(49)	(587)	256	624	244

Income (loss) before equity in income of subsidiaries and income taxes	(16,570)	10,481	3,378	(58)	(2,769)
Equity in income of subsidiaries	13,508	—	—	(13,508)	—
Income tax expense (benefit)	(625)	(836)	1,129	—	(332)

Net income (loss)	$(2,437)	11,317	2,249	(13,566)	(2,437)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	84,114	24,927	(2,069)	106,972
Operating expenses	—	47,567	16,968	(2,048)	62,487
Amortization of service contract software (note 1)	—	1,209	—	—	1,209

Gross profit	—	35,338	7,959	(21)	43,276
Selling, general and administrative expenses	4,263	7,609	2,491	(3)	14,360
Depreciation and amortization	87	7,223	1,889	(2)	9,197

Operating income (loss)	(4,350)	20,506	3,579	(16)	19,719
Interest expense	11,295	178	309	(331)	11,451
Other (income) expense	(292)	(379)	327	276	(68)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,353)	20,707	2,943	39	8,336
Equity in income of subsidiaries	22,650	—	—	(22,650)	—
Income tax expense	92	37	1,002	—	1,131

Net income	$7,205	20,670	1,941	(22,611)	7,205

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(2,437)	11,317	2,249	(13,566)	(2,437)
Depreciation and amortization	76	12,056	1,511	(35)	13,608
Equity in income of subsidiaries	(13,508)	—	—	13,508	—
Non-cash interest expense	585	—	—	—	585
Changes in operating assets and liabilities	(6,004)	4,084	(1,148)	1,730	(1,338)
Other non-cash adjustments	66	(354)	124	—	(164)

Net cash provided by (used in) operating activities	(21,222)	27,103	2,736	1,637	10,254

Cash flows from investing activities:
Capital and wagering systems expenditures	(23)	(5,970)	(3,639)	282	(9,350)
Other assets and investments	(427)	(2,416)	1,450	(199)	(1,592)

Net cash used in investing activities	(450)	(8,386)	(2,189)	83	(10,942)

Cash flows from financing activities:
Net borrowing under lines of credit	7,000	—	—	—	7,000
Payments on long-term debt	(1,314)	(3)	(385)	193	(1,509)
Net proceeds from stock issue	37	50	(50)	—	37
Other, principally intercompany balances	19,023	(17,476)	366	(1,913)	—

Net cash provided by (used in) financing activities	24,746	(17,429)	(69)	(1,720)	5,528

Effect of exchange rate changes on cash	—	(598)	(376)	—	(974)

Increase in cash and cash equivalents	3,074	690	102	—	3,866
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$3,941	640	5,773	—	10,354

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$7,205	20,670	1,941	(22,611)	7,205
Depreciation and amortization	87	8,432	1,889	(2)	10,406
Equity in income of subsidiaries	(22,650)	—	—	22,650	—
Non-cash interest expense	612	—	—	—	612
Changes in operating assets and liabilities	(5,182)	(11,909)	438	190	(16,463)
Other non-cash adjustments	(306)	(62)	96	—	(272)

Net cash provided by (used in) operating activities	(20,234)	17,131	4,364	227	1,488

Cash flows from investing activities:
Capital and wagering systems expenditures	30	(5,061)	(1,803)	—	(6,834)
Other assets and investments	(269)	(1,941)	379	(3,293)	(5,124)

Net cash used in investing activities	(239)	(7,002)	(1,424)	(3,293)	(11,958)

Cash flows from financing activities:
Net borrowing under lines of credit	4,250	—	—	—	4,250
Payments on long-term debt	(2,064)	(2)	(100)	—	(2,166)
Net proceeds from stock issue	1,163	(3,236)	—	3,236	1,163
Other, principally intercompany balances	11,955	(8,210)	(3,575)	(170)	—

Net cash provided by (used in) financing activities	15,304	(11,448)	(3,675)	3,066	3,247

Effect of exchange rate changes on cash	—	(217)	(193)	—	(410)

Decrease in cash and cash equivalents	(5,169)	(1,536)	(928)	—	(7,633)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$2,443	(1,951)	4,524	—	5,016

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

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

	Three Months Ended March 31, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(unaudited, in thousands)
Service revenues	$53,203	$19,333	$15,504	—	$88,040
Sales revenues	2,914	9,674	—	$11,480	24,068

Total revenues	56,117	29,007	15,504	11,480	112,108

Cost of service	35,715	11,375	11,023	—	58,113
Cost of sales	2,126	6,000	—	6,581	14,707
Amortization of service contract software	339	553	—	—	892

Total operating expenses	38,180	17,928	11,023	6,581	73,712

Gross profit	17,937	11,079	4,481	4,899	38,396
Selling, general and administrative expenses	6,893	2,693	682	1,370	11,638
Depreciation and amortization	8,244	3,218	655	523	12,640

Segment operating income	$2,800	$5,168	$3,144	$3,006	$14,118

Unallocated corporate selling, general and administrative costs					$3,063

Consolidated operating income					$11,055

Interest expense					$13,580

	Three Months Ended March 31, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(unaudited, in thousands)
Service revenues	$58,078	$19,637	$14,801	—	$92,516
Sales revenues	1,941	1,397	343	$10,775	14,456

Total revenues	60,019	21,034	15,144	10,775	106,972

Cost of service	32,164	10,888	10,209	—	53,261
Cost of sales	1,483	389	332	7,022	9,226
Amortization of service contract software	583	626	—	—	1,209

Total operating expenses	34,230	11,903	10,541	7,022	63,696

Gross profit	25,789	9,131	4,603	3,753	43,276
Selling, general and administrative expenses	6,483	1,838	629	1,148	10,098
Depreciation and amortization	5,405	2,809	420	475	9,109

Segment operating income	$13,901	$4,484	$3,554	$2,130	$24,069

Unallocated corporate selling, general and administrative costs					$4,350

Consolidated operating income					$19,719

Interest expense					$11,451

The tables above reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

  Revenue Analysis

        Lottery Group revenue of $60.0 million in the three months ended March 31, 2002 improved $3.9 million from the same period in 2001. A $4.9 million increase in service revenue is attributable to: an incremental $4.5 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, $1.2 million growth in our instant ticket lottery business due primarily to the start-up of the South Carolina Educational Lottery in December 2001, and $1.5 million growth in our cooperative lottery services business. These increases were partially offset by a $2.3 million decrease resulting from the absence of revenue from the French lottery business that was sold in the second quarter of 2001 and a $1.0 million reduction in lottery equipment sales.

        Pari-mutuel Group service revenue of $19.6 million in the three months ended March 31, 2002 increased $0.3 million from the same period in 2001 as revenue improvements in North American racing operations, NASRIN™ services and simulcasting services were partially offset by lower revenues in the French operations and the effect of the lower revenues in the German racing operations due to lower simulcasting services and the unfavorable impact of Euro exchange rates on revenues. Sales revenue of $1.4 million in the three months ended March 31, 2002 decreased $8.3 million from the same period in 2001 due to completion in 2001 of a system and terminals sale to our customer in Turkey and non-recurring sales of terminals in 2001 to other foreign customers.

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

  Gross Profit Analysis

        Gross profit of $43.3 million in the three months ended March 31, 2002 increased $4.9 million from the same period in 2001. This increase included $9.0 million in improved gross margins in the service businesses that resulted primarily from the new lotteries, and higher cooperative services revenues and North American pari-mutuel revenues. These improvements were partially offset by a $4.1 million decrease in gross profit reflecting the reduced sales of equipment and systems to foreign customers and the price related margin reductions in the Telecommunications Products Group.

        The Lottery Group gross profit of $25.8 million, or 43% of revenues, increased $7.9 million in the three months ended March 31, 2002 from $17.9 million, or 32% of revenues, in the same period in 2001. Gross margin improvements were realized as a result of the additions of the Maine and Iowa on-line lotteries in July 2001 and the start-up of the South Carolina Educational lotteries in December 2001 and January 2002, growth in cooperative services revenues, and cost reductions in instant ticket printing. These margin improvements were partially offset by a reduction in margins due to lower lottery equipment sales and the sale of the French lottery business in the second quarter of 2001.

        Pari-mutuel Group gross profit of $9.1 million, or 43% of revenues, in the three months ended March 31, 2002, decreased $1.9 million from $11.1 million, or 38% of revenues, in the same period in 2001. Of such margin reduction, $2.7 million, primarily attributable to lower systems and equipment sales to foreign customers, was partially offset by $0.8 million in margin improvements on continued growth of the North American operations and the benefits from on-going cost reduction programs.

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

        Depreciation and amortization expense, including amortization of service contract software, of $10.4 million in the three months ended March 31, 2002 decreased $3.2 million from $13.6 million in the same period in 2001. Depreciation expense was $0.1 million higher in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line and instant ticket lotteries. Amortization expense was $3.3 million lower in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

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

Liquidity, Capital Resources and Working Capital

        In order to finance the acquisition of SGHC and refinance substantially all of our then existing indebtedness, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness including capital lease obligations outstanding of approximately $441.8 million at March 31, 2002 and had total indebtedness of $439.7 million at December 31, 2001. We have also recorded a substantial increase in 2000 in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense through December 31, 2001.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations, including, at March 31, 2002, the maintenance of a Minimum Fixed Charge Coverage Ratio, as defined in the credit agreement governing our senior credit facilities, of 1.40; a Maximum Consolidated Leverage Ratio, as so defined, of 4.50; a Minimum Interest Coverage Ratio, as so defined, of 2.00; and Minimum Consolidated Net Worth, as so defined, of $42.8 million. Each of these financial tests will become progressively more stringent during the term of the credit agreement. In addition, our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-leaseback transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at March 31, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum lease obligations, and they have not changed materially since December 31, 2001.

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

        Periodically, we bid on new pari-mutuel and on-line lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to obtain additional financing at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2002, we anticipate that capital expenditures and software expenditures will be approximately $27 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2003 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as needed basis. We presently have no inventory purchase obligations. Our terminal and software license sales generally reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, the timing of these transactions could impact our short term liquidity as we acquire inventory in anticipation of fulfilling our orders and collect on the resulting receivables.

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

Recent Developments

        On June 5, 2002, we completed the purchase of 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price was $3.9 million, paid at closing, plus up to $4.4 million in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years.

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

Principal Amount By Expected Maturity—Average Interest Rate
Expected Maturity Date (Dollars in Thousands)
March 31, 2002

	2002	2003	2004	2005	2006	There After	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	150,000	150,000	165,000
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$6,900	11,950	14,950	17,200	83,600	155,100	289,700	291,867
Average interest rate	5.50%	5.45%	5.41%	5.39%	5.90%	6.27%	6.05%

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

Notional Amount By Expected Maturity—Average Swap Rate
Expected Maturity Date (Dollars in Thousands)
March 31, 2002

	2002	2003	2004	2005	2006	There After	Total	Fair Value
Interest rate swaps:
Fixed to variable	$—	140,000	—	—	—	—	140,000	134,612
Receive 3-month LIBOR	—	6.52%	—	—	—	—	6.52%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in Part I, Item 3, of our 2001 Annual Report on Form 10-K, except as follows:

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
Dated: June 10, 2002

QuickLinks

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES