Form 10-Q
period 2002-06-30
SCIENTIFIC GAMES CORP
filed 2002-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2002:

      Class A Common Stock: 57,452,925

      Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED JUNE 30, 2002

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets as of December 31, 2001 and June 30, 2002	3
	Statements of Operations for the Three Months Ended June 30, 2001 and 2002	4
	Statements of Operations for the Six Months Ended June 30, 2001 and 2002	5
	Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002	6
	Notes to Consolidated Financial Statements	7-26
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Changes in Securities and Use of Proceeds	40
Item 6.	Exhibits and Reports on Form 8-K	41

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2001	June 30, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	6,828
Restricted cash	708	770
Accounts receivable, net of allowance for doubtful accounts	50,410	53,094
Inventories	19,547	28,660
Prepaid expenses, deposits and other current assets	14,829	13,444

Total current assets	98,143	102,796

Property and equipment, at cost	364,837	386,176
Less accumulated depreciation	168,049	185,932

Net property and equipment	196,788	200,244

Goodwill, net	195,255	198,890
Other intangible assets, net	60,169	58,620
Other assets and investments	51,597	51,112

Total assets	$601,952	611,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	12,258
Accounts payable	26,632	27,675
Accrued liabilities	51,118	45,620
Interest payable	8,381	8,516

Total current liabilities	95,568	94,069

Deferred income taxes	28,568	25,443
Other long-term liabilities	23,440	25,960
Long-term debt, excluding current installments	430,298	420,622

Total liabilities	577,874	566,094

Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,220 and 1,256 shares outstanding at December 31, 2001 and June 30, 2002, respectively	1,220	1,256
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 41,203 and 43,063 shares outstanding at December 31, 2001 and June 30, 2002, respectively	412	431
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	281,833
Accumulated losses	(242,545)	(230,638)
Treasury stock, at cost	(135)	(1,418)
Accumulated other comprehensive loss	(10,384)	(5,896)

Total stockholders' equity	24,078	45,568

Total liabilities and stockholders' equity	$601,952	611,662

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	2001	2002
Operating revenues:
Services	$91,640	96,760
Sales	20,933	17,507

	112,573	114,267

Operating expenses (exclusive of depreciation and amortization shown below):
Services	57,948	55,237
Sales	12,014	11,676
Amortization of service contract software (Note 1)	1,065	1,214

	71,027	68,127

Total gross profit	41,546	46,140
Selling, general and administrative expenses	14,021	15,753
Depreciation and amortization	12,503	9,669

Operating income	15,022	20,718

Other deductions:
Interest expense	12,708	11,561
Other income	(63)	(161)

	12,645	11,400

Income before income tax expense	2,377	9,318
Income tax expense	437	962

Net income	1,940	8,356
Convertible preferred stock paid-in-kind dividend	1,744	1,851

Net income available to common stockholders	$196	6,505

Basic and diluted net income per share:
Basic net income available to common stockholders	$—	0.15

Diluted net income available to common stockholders	$—	0.12

Weighted average number of shares used in per share calculations:
Basic shares	40,209	43,048

Diluted shares	44,441	71,983

Pro forma net income available to common stockholders excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$2,864

Pro forma diluted net income per share available to common stockholders, excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$0.06

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	2001	2002
Operating revenues:
Services	$179,680	189,263
Sales	45,001	31,976

	224,681	221,239

Operating expenses (exclusive of depreciation and amortization shown below):
Services	116,061	108,486
Sales	26,721	20,914
Amortization of service contract software (Note 1)	1,957	2,423

	144,739	131,823

Total gross profit	79,942	89,416
Selling, general and administrative expenses	28,646	30,113
Depreciation and amortization	25,219	18,866

Operating income	26,077	40,437

Other deductions:
Interest expense	26,288	23,012
Other (income) expense	181	(229)

	26,469	22,783

Income (loss) before income tax expense	(392)	17,654
Income tax expense	105	2,093

Net income (loss)	(497)	15,561
Convertible preferred stock paid-in-kind dividend	3,443	3,654

Net income (loss) available to common stockholders	$(3,940)	11,907

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.10)	0.28

Diluted net income (loss) available to common stockholders	$(0.10)	0.21

Weighted average number of shares used in per share calculations:
Basic shares	40,186	42,546

Diluted shares	40,186	74,041

Pro forma net income available to common stockholders excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$1,395

Pro forma diluted net income per share available to common stockholders, excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$0.03

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2002
(Unaudited, in thousands)

	2001	2002
Cash flows from operating activities:
Net income (loss)	$(497)	15,561

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,176	21,289
Non-cash interest expense	1,191	1,225
Changes in operating assets and liabilities	(256)	(14,752)
Other	(796)	(902)

Total adjustments	27,315	6,860

Net cash provided by operating activities	26,818	22,421

Cash flows from investing activities:
Capital expenditures	(3,616)	(6,628)
Wagering systems expenditures	(18,855)	(6,888)
Business acquisition, net of cash acquired	—	(4,104)
Increase in other assets and liabilities	(4,839)	(4,372)

Net cash used in investing activities	(27,310)	(21,992)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	5,900	(4,250)
Payments on long-term debt	(2,968)	(4,401)
Proceeds from the issuance of common stock	121	1,273

Net cash provided by (used in) financing activities	3,053	(7,378)

Effect of exchange rate changes on cash	(872)	1,128

Increase (decrease) in cash and cash equivalents	1,689	(5,821)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$8,177	6,828

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the period for:
Interest paid	$27,809	22,000

Net income taxes	$(409)	(1,126)

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$3,443	3,654

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations for the three and six months ended June 30, 2001 and 2002, and the consolidated statements of cash flows for the six months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 30, 2002 and the results of its operations for the three and six months ended June 30, 2001 and 2002 and its cash flows for the six months ended June 30, 2001 and 2002 have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three and six months ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Income (loss) (numerator)
Net income (loss)	$1,940	8,356	(497)	15,561
Convertible preferred stock paid-in-kind dividend	1,744	1,851	3,443	3,654

Net income (loss) available to common stockholders-basic	196	6,505	(3,940)	11,907
Add back convertible preferred stock paid-in-kind dividend (1)	—	1,851	—	3,654

Net income (loss) available to common stockholders-diluted	$196	8,356	(3,940)	15,561

Shares (denominator)
Basic weighted average common shares outstanding	40,209	43,048	40,186	42,546
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares (2)	4,232	28,935	—	31,495

Diluted weighted average common shares outstanding	44,441	71,983	40,186	74,041

Basic and diluted per share amounts
Basic net income (loss) per share available to common stockholders	$—	0.15	(0.10)	0.28

Diluted net income (loss) per share available to common stockholders (2)	$—	0.12	(0.10)	0.21

(1)
Convertible preferred stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three months and six months ended June 30, 2002 since the preferred stock is assumed to have been converted.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share in the six months ended June 30, 2001 since the inclusion would be anti-dilutive.

        At June 30, 2001 and 2002, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units, convertible preferred stock and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended December 31, 2001 in the Company's 2001 Annual Report on Form 10-K.)

(2) Acquisition of Interest in SERCHI

        On June 5, 2002 the Company completed the purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, the Company changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3,900 in cash and up to $4,355 in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is currently estimated to be approximately $2,575 and has been recorded as goodwill. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of SERCHI been included as if the transaction had been consummated on January 1, 2002, the pro forma operating results of the Company for the three and six month periods ended June 30, 2002 would not have been materially different.

(3) Business Segments

        The following tables represent revenues, profits, depreciation and capital expenditures for the three and six months ended June 30, 2001 and 2002, and assets at June 30, 2001 and 2002, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended June 30, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$55,548	20,271	15,821	—	91,640
Sales revenues	5,614	4,747	—	10,572	20,933

Total revenues	61,162	25,018	15,821	10,572	112,573

Cost of service	34,899	11,924	11,125	—	57,948
Cost of sales	3,265	2,906	—	5,843	12,014
Amortization of service contract software (Note 1)	339	726	—	—	1,065

Total operating expenses	38,503	15,556	11,125	5,843	71,027

Gross profit	22,659	9,462	4,696	4,729	41,546
Selling, general and administrative expenses	5,889	2,667	620	1,176	10,352
Depreciation and amortization	8,277	2,992	667	491	12,427

Segment operating income	8,493	3,803	3,409	3,062	18,767

Unallocated corporate expense					3,745

Consolidated operating income					$15,022

Capital and wagering systems expenditures	$11,266	1,615	172	68	13,121

	Three Months Ended June 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$59,446	21,033	16,281	—	96,760
Sales revenues	5,897	1,557	—	10,053	17,507

Total revenues	65,343	22,590	16,281	10,053	114,267

Cost of service	32,550	11,808	10,879	—	55,237
Cost of sales	4,226	811	—	6,639	11,676
Amortization of service contract software (Note 1)	538	676	—	—	1,214

Total operating expenses	37,314	13,295	10,879	6,639	68,127

Gross profit	28,029	9,295	5,402	3,414	46,140
Selling, general and administrative expenses	7,041	2,499	685	1,075	11,300
Depreciation and amortization	5,805	2,872	435	470	9,582

Segment operating income	15,183	3,924	4,282	1,869	25,258

Unallocated corporate expense					4,540

Consolidated operating income					$20,718

Capital and wagering systems expenditures	$3,149	2,158	781	594	6,682

	Six Months Ended June 30, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$108,751	39,604	31,325	—	179,680
Sales revenues	8,528	14,421	—	22,052	45,001

Total revenues	117,279	54,025	31,325	22,052	224,681

Cost of service	70,614	23,299	22,148	—	116,061
Cost of sales	5,391	8,906	—	12,424	26,721
Amortization of service contract software (Note 1)	678	1,279	—	—	1,957

Total operating expenses	76,683	33,484	22,148	12,424	144,739

Gross profit	40,596	20,541	9,177	9,628	79,942
Selling, general and administrative expenses	12,782	5,360	1,302	2,546	21,990
Depreciation and amortization	16,521	6,210	1,322	1,014	25,067

Segment operating income	11,293	8,971	6,553	6,068	32,885

Unallocated corporate expense					6,808

Consolidated operating income					$26,077

Assets at June 30, 2001	$334,805	227,547	33,346	35,030	630,728

Capital and wagering systems expenditures	$18,829	2,590	535	517	22,471

	Six Months Ended June 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$117,524	40,657	31,082	—	189,263
Sales revenues	7,838	2,967	343	20,828	31,976

Total revenues	125,362	43,624	31,425	20,828	221,239

Cost of service	64,715	22,683	21,088	—	108,486
Cost of sales	5,708	1,213	332	13,661	20,914
Amortization of service contract software (Note 1)	1,121	1,302	—	—	2,423

Total operating expenses	71,544	25,198	21,420	13,661	131,823

Gross profit	53,818	18,426	10,005	7,167	89,416
Selling, general and administrative expenses	13,524	4,337	1,314	2,223	21,398
Depreciation and amortization	11,211	5,681	855	945	18,692

Segment operating income	29,083	8,408	7,836	3,999	49,326

Unallocated corporate expense					8,889

Consolidated operating income					$40,437

Assets at June 30, 2002	$312,591	226,732	35,374	36,965	611,662

Capital and wagering systems expenditures	$7,794	3,499	945	1,278	13,516

The following table provides a reconciliation of consolidated operating income to the consolidated income (loss) before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Reportable consolidated operating income	$15,022	20,718	26,077	40,437
Interest expense	12,708	11,561	26,288	23,012
Other (income) expense	(63)	(161)	181	(229)

Income (loss) before income tax expense	$2,377	9,318	(392)	17,654

(4) Comprehensive Income (Loss)

Interest Rate Agreements

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current operations or other comprehensive income (loss), based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in operations.

        Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $7,249 and $5,547 at December 31, 2001 and June 30, 2002, respectively. For the six month periods ended June 30, 2001 and 2002, the Company recorded a $2,622 charge and a $1,702 credit, respectively, to other comprehensive income (loss) for the change in fair value of the interest rate hedge instruments.

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$1,940	8,356	(497)	15,561
Other comprehensive income (loss):
Foreign currency translation	(119)	3,789	(1,599)	2,786
Unrealized gain (loss) on investments	(360)	(355)	215	—
Unrealized gain (loss) on interest rate swap agreements	184	(159)	(2,622)	1,702

Other comprehensive income (loss)	(295)	3,275	(4,006)	4,488

Comprehensive income (loss)	$1,645	11,631	(4,503)	20,049

(5) Inventories

        Inventories consist of the following:

	December 31, 2001	June 30, 2002
Parts and work-in-process	$10,130	17,176
Finished goods	9,417	11,484

	$19,547	28,660

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6) Debt

        At June 30, 2002, the Company had approximately $29,188 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $10,500 of borrowings outstanding under the Facility, and approximately $25,312 in letters of credit were issued under the Facility at June 30, 2002. At December 31, 2001, the Company's available borrowing capacity under the Facility was $30,960.

(7) Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-lived Assets to be Disposed Of

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by the Company in its business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001.

        SFAS 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company also adopted SFAS 142 and, accordingly, is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 require that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

        The Company had unamortized goodwill of approximately $195,255 and unamortized identifiable intangible assets in the amount of approximately $60,169 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

        SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale had no material impact on the Company's consolidated financial statements for the first half of 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

        The following disclosure presents certain information on the Company's acquired intangible assets subject to amortization as of December 31, 2001 and June 30, 2002. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$915	79	836
Customer lists	14	14,600	2,324	12,276
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,107	30,093
Connecticut off-track betting system operating rights	20	20,000	8,319	11,681

Total intangible assets		$74,915	14,746	60,169

Balance at June 30, 2002
Amortizable intangible assets:
Patents	15	$1,002	130	872
Customer lists	14	14,600	3,218	11,382
Customer service contracts	15	3,200	947	2,253

		18,802	4,295	14,507

Non-amortizable intangible assets:
Trade name		32,200	2,107	30,093
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,426	44,113

Total intangible assets		$73,341	14,721	58,620

        The aggregate intangible amortization expense for the six-month period ended June 30, 2002 was approximately $1,036. The estimated intangible asset amortization expense for the year ending December 31, 2002 and for each of the subsequent four years ending December 31, 2006 are $1,921, $1,921, $1,636, $888 and $601, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2001 to June 30, 2002. The Company recorded a $3,170 increase in goodwill at January 1, 2002 in connection with the reclassification of employee work force intangible assets of $5,283 less related deferred tax liability of $2,113 acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141. Goodwill in the amount of $2,253 which was directly related to the value of customer contracts acquired as part of the September 1, 1999 acquisition of Datasport assets and an interest in Datek, was reclassified to intangible assets effective January 1, 2002. Goodwill in the amount of $2,575 was recorded in the second quarter of 2002 in connection with the acquisition of a majority interest in SERCHI.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2001	$192,658	2,597	—	—	195,255
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	2,575	—	—	—	2,575

Balance at June 30, 2002	$198,403	487	—	—	198,890

        The following table compares pro forma net income (loss) available to common stockholders for the three months and six months ended June 30, 2001, adjusted to reflect the adoption of SFAS 142 on January 1, 2001, to the reported net income for the three months and six months ended June 30, 2002:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2002		2001	2002
	Pro Forma	As Reported		Pro Forma	As Reported
Reported net income (loss)	$1,940	8,356		(497)	15,561
Convertible preferred stock paid-in-kind dividend	1,744	1,851		3,443	3,654

Reported net income (loss) available to common stockholders	196	6,505		(3,940)	11,907
Add back:
Goodwill and related intangible amortization, net of tax benefit	2,668	—		5,335	—

Adjusted net income available to common stockholders	$2,864	6,505		1,395	11,907

Basic and diluted net income (loss) per share available to common stockholders:
Basic reported net income (loss) per share	$—	0.15		(0.10)	0.28
Diluted reported net income (loss) per share	—	0.12		(0.10)	0.21
Add back:
Goodwill and related intangible amortization per share, net of tax benefit (basic)	0.07	—		0.13	—
Goodwill and related intangible amortization per share, net of tax benefit (diluted)	0.06	—		0.13	—

Adjusted basic net income per share	$0.07	0.15		0.03	0.28

Adjusted diluted net income per share	$0.06	0.12	(a)	0.03	0.21	(a)

(a)
The fully diluted earnings per share calculations for the three months and six months of 2002 assume the preferred shares are converted to common shares and there are no preferred dividends in those periods.

(8) Recent Developments

        On July 2, 2002, the Company completed the public offering and sale of 14,375 shares of its Class A Common Stock at $7.25 per share (the "2002 Offering"). The proceeds after underwriter's discounts, before direct offering expenses, to the Company were approximately $98,500. On August 2, 2002, the Company redeemed approximately $52,500 of its 12 1/2% Senior Subordinated Notes. The issuance of the 14,375 shares of Class A Common Stock and application of the proceeds to reduce debt are not reflected in the consolidated balance sheet as of June 30, 2002.

        The net proceeds from the 2002 Offering were approximately $96,000 after deducting the underwriting discounts and commissions and estimated offering expenses. On August 2, 2002, approximately $52,500 of the net proceeds was used to redeem 35% of the Company's 12 1/2% Senior Subordinated Notes. The Company was also required to pay the noteholders a premium of approximately $6,563 in connection with this redemption, which together with related deferred financing costs, will be reflected as extraordinary items in the third quarter. In addition, the Company may use the remaining net proceeds of approximately $36,921 either to repurchase additional 12 1/2% Senior Subordinated Notes, or, if market conditions do not so permit, to repay a portion of its senior credit facilities. As of June 30, 2002, there were $52,500 outstanding under the Term A loans and $216,150 outstanding under the Term B loans. If the Company elects to repay the Term A and Term B loans ratably as specified, there would be $45,285 outstanding under the Term A loans and $186,444 outstanding under the Term B loans after such repayments. Under the terms of the Term B loans, however, the lenders have the option to waive their rights to receive prepayments of such loans from proceeds of the 2002 Offering. If all of the Term B lenders waive their rights to receive prepayments, all of the net proceeds will be used to repay the Term A loans, which would then have a balance outstanding of approximately $15,600 following such repayment.

        As of June 30, 2002, the annual interest rates on the outstanding Term A loans and Term B loans under the Company's senior credit facilities were 5 1/8% and 6 3/16%, respectively, and the annual interest rate on the senior subordinated notes was 12 1/2%. The Term A and Term B loans mature on September 30, 2006 and September 30, 2007, respectively, and the senior subordinated notes mature on August 15, 2010. When the Company repays outstanding principal of the Term A and Term B loans and the senior subordinated notes, it is also required to pay accrued and unpaid interest on the principal amount being repaid or redeemed through the repayment date. The Company intends to pay interest out of its available working capital.

        Based on the assumed redemption and repurchases of the Company's 12 1/2% Senior Subordinated Notes, and the repayment of the Term A and Term B loans described below, the Company expects to recognize annual interest expense savings of approximately $8,500 to $10,500 per year.

        The following table sets forth the Company's actual capitalization as of June 30, 2002, and as adjusted to give effect to the 2002 Offering and the use of proceeds as follows. The first "as adjusted" column below gives effect to the redemption of approximately $52,500 of the Company's 12 1/2% Senior Subordinated Notes and the repurchase of an additional approximate $31,837 of the 12 1/2% Senior Subordinated Notes, which the Company intends to repurchase from holders within 90 days after completion of the 2002 Offering if such Notes are available at prices the Company considers attractive. The second "as adjusted" column gives effect to the application of the net proceeds from the 2002 Offering to the redemption of approximately $52,500 of the Company's 12 1/2% Senior Subordinated Notes (with no repurchase of additional 12 1/2% Senior Subordinated Notes) and the repayment of approximately $7,215 of the Term A loans and approximately $29,706 of the Term B loans. This table should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition

and Results of Operations," included in this report on Form 10-Q and the Consolidated Financial Statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

	As of June 30, 2002
	Actual	As Adjusted	As Adjusted
	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$6,828	6,828	6,828

Senior credit facilities:
Revolving credit facility	10,500	10,500	10,500
Term A loan	52,500	52,500	45,285
Term B loan	216,150	216,150	186,444
12 1/2% senior subordinated notes	150,000	65,663	97,500
Capital leases and other indebtedness	3,730	3,730	3,730

Total debt	432,880	348,543	343,459

Stockholder's equity (deficit):
Convertible preferred stock	1,256	1,256	1,256
Class A common stock	431	574	574
Additional paid-in-capital	281,833	377,673	377,673
Accumulated losses	(230,638)	(245,836) (a)	(240,236) (b)
Treasury stock, at cost	(1,418)	(1,418)	(1,418)
Accumulated other comprehensive losses	(5,896)	(5,896)	(5,896)

Total stockholder's equity	45,568	126,353	131,953

Total capitalization	$478,448	474,896	475,412

(a)
The increase in accumulated losses is the result of the write-off of a preliminary estimate of $3,552 of deferred financing costs, plus the write-off of the $11,646 premium payable upon redemption of $84,337 of the 12 1/2% Senior Subordinated Notes. Both items will be accounted for as extraordinary items.

(b)
The increase in accumulated losses is the result of the write-off of a preliminary estimate of $3,035 of deferred financing costs due to the redemption of a portion of the 12 1/2% Senior Subordinated Notes and the repayment of a portion of the Term A and Term B loans, plus the write-off of the $6,563 premium payable upon redemption of $52,500 of the 12 1/2% Senior Subordinated Notes. Both items will be accounted for as extraordinary expenses.

(9) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Company's 12 1/2% Series B Senior Subordinated Notes due 2010 (the "Notes") and Facility issued on September 6, 2000 in connection with the acquisition of Scientific Games Holdings Corp. ("SGHC") are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2001 and June 30, 2002 and for the six months ended June 30, 2001 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$7,612	(415)	5,452	—	12,649
Accounts receivable, net	—	34,322	16,088	—	50,410
Inventories	—	16,524	3,558	(535)	19,547
Other current assets	973	9,344	5,190	30	15,537
Property and equipment, net	2,159	156,224	38,822	(417)	196,788
Investment in subsidiaries	265,521	—	—	(265,521)	—
Goodwill	183	192,658	2,414	—	195,255
Intangible assets	—	54,928	5,241	—	60,169
Other assets	20,378	44,056	6,487	(19,324)	51,597

Total assets	$296,826	507,641	83,252	(285,767)	601,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,018	9	410	—	9,437
Current liabilities	14,999	50,672	19,661	799	86,131
Long-term debt, excluding current installments	429,917	10	371	—	430,298
Other non-current liabilities	14,221	32,702	4,356	729	52,008
Intercompany balances	(195,407)	169,896	27,154	(1,643)	—
Stockholders' equity	24,078	254,352	31,300	(285,652)	24,078

Total liabilities and stockholders' equity	$296,826	507,641	83,252	(285,767)	601,952

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$664	(476)	6,640	—	6,828
Accounts receivable, net	—	35,590	17,504	—	53,094
Inventories	—	24,090	5,145	(575)	28,660
Other current assets	925	9,148	4,111	30	14,214
Property and equipment, net	2,044	150,623	48,072	(495)	200,244
Investment in subsidiaries	313,880	4,150	—	(318,030)	—
Goodwill	183	195,828	2,879	—	198,890
Intangible assets	—	53,065	5,555	—	58,620
Other assets	20,617	41,718	5,313	(16,536)	51,112

Total assets	$338,313	513,736	95,219	(335,606)	611,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$10,514	9	1,735	—	12,258
Current liabilities	14,266	45,411	21,326	808	81,811
Long-term debt, excluding current installments	420,035	6	581	—	420,622
Other non-current liabilities	12,859	31,408	6,951	185	51,403
Intercompany balances	(164,929)	143,632	22,949	(1,652)	—
Stockholders' equity	45,568	293,270	41,677	(334,947)	45,568

Total liabilities and stockholders' equity	$338,313	513,736	95,219	(335,606)	611,662

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	85,879	29,735	(3,041)	112,573
Operating expenses	—	52,958	19,829	(2,825)	69,962
Amortization of service contract software (Note 1)	—	965	100	—	1,065

Gross profit	—	31,956	9,806	(216)	41,546
Selling, general and administrative expenses	3,669	7,370	3,014	(32)	14,021
Depreciation and amortization	76	11,045	1,387	(5)	12,503

Operating income (loss)	(3,745)	13,541	5,405	(179)	15,022
Interest expense	12,637	118	462	(509)	12,708
Other (income) expense	(489)	(448)	434	440	(63)

Income (loss) before equity in income of subsidiaries and income taxes	(15,893)	13,871	4,509	(110)	2,377
Equity in income of subsidiaries	17,833	—	—	(17,833)	—
Income tax expense (benefit)	—	(1,022)	1,459	—	437

Net income	$1,940	14,893	3,050	(17,943)	1,940

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	86,166	29,972	(1,871)	114,267
Operating expenses	—	48,305	20,397	(1,789)	66,913
Amortization of service contract software (Note 1)	—	1,114	100	—	1,214

Gross profit	—	36,747	9,475	(82)	46,140
Selling, general and administrative expenses	4,451	8,720	2,585	(3)	15,753
Depreciation and amortization	87	7,652	1,934	(4)	9,669

Operating income (loss)	(4,538)	20,375	4,956	(75)	20,718
Interest expense	11,296	227	348	(310)	11,561
Other (income) expense	2	(892)	434	295	(161)

Income (loss) before equity in income of subsidiaries and income taxes	(15,836)	21,040	4,174	(60)	9,318
Equity in income of subsidiaries	24,100	—	—	(24,100)	—
Income tax expense (benefit)	(92)	61	993	—	962

Net income	$8,356	20,979	3,181	(24,160)	8,356

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	171,141	61,545	(8,005)	224,681
Operating expenses	—	107,790	42,737	(7,745)	142,782
Amortization of service contract software (Note 1)	—	1,757	200	—	1,957

Gross profit	—	61,594	18,608	(260)	79,942
Selling, general and administrative expenses	6,656	15,846	6,179	(35)	28,646
Depreciation and amortization	152	22,309	2,798	(40)	25,219

Operating income (loss)	(6,808)	23,439	9,631	(185)	26,077
Interest expense	26,193	122	1,054	(1,081)	26,288
Other (income) expense	(538)	(1,035)	690	1,064	181

Income (loss) before equity in income of subsidiaries and income taxes	(32,463)	24,352	7,887	(168)	(392)
Equity in income of subsidiaries	31,341	—	—	(31,341)	—
Income tax expense (benefit)	(625)	(1,858)	2,588	—	105

Net income (loss)	$(497)	26,210	5,299	(31,509)	(497)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	172,697	54,899	(6,357)	221,239
Operating expenses	—	98,289	37,365	(6,254)	129,400
Amortization of service contract software (Note 1)	—	2,223	200	—	2,423

Gross profit	—	72,185	17,334	(103)	89,416
Selling, general and administrative expenses	8,714	16,329	5,076	(6)	30,113
Depreciation and amortization	174	14,975	3,723	(6)	18,866

Operating income (loss)	(8,888)	40,881	8,535	(91)	40,437
Interest expense	22,591	405	657	(641)	23,012
Other (income) expense	(290)	(1,271)	761	571	(229)

Income (loss) before equity in income of subsidiaries and income taxes	(31,189)	41,747	7,117	(21)	17,654
Equity in income of subsidiaries	46,750	—	—	(46,750)	—
Income tax expense	—	98	1,995	—	2,093

Net income	$15,561	41,649	5,122	(46,771)	15,561

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(497)	26,210	5,299	(31,509)	(497)
Depreciation and amortization	152	24,066	2,998	(40)	27,176
Equity in income of subsidiaries	(31,341)	—	—	31,341	—
Non-cash interest expense	1,191	—	—	—	1,191
Changes in operating assets and liabilities	(4,787)	4,043	(1,403)	1,891	(256)
Other non-cash adjustments	133	(1,782)	853	—	(796)

Net cash provided by (used in) operating activities	(35,149)	52,537	7,747	1,683	26,818

Cash flows from investing activities:
Capital and wagering systems expenditures	(47)	(18,100)	(4,370)	46	(22,471)
Other assets and investments	(842)	(5,437)	1,343	97	(4,839)

Net cash used in investing activities	(889)	(23,537)	(3,027)	143	(27,310)

Cash flows from financing activities:
Net borrowing under lines of credit	5,900	—	—	—	5,900
Payments on long-term debt	(2,632)	(5)	(524)	193	(2,968)
Proceeds from stock issue	121	—	—	—	121
Other, principally intercompany balances	32,639	(28,261)	(2,359)	(2,019)	—

Net cash provided by (used in) financing activities	36,028	(28,266)	(2,883)	(1,826)	3,053

Effect of exchange rate changes on cash	57	(850)	(79)	—	(872)

Increase (decrease) in cash and cash equivalents	47	(116)	1,758	—	1,689
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$914	(166)	7,429	—	8,177

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$15,561	41,649	5,122	(46,771)	15,561
Depreciation and amortization	174	17,198	3,923	(6)	21,289
Equity in income of subsidiaries	(46,750)	—	—	46,750	—
Non-cash interest expense	1,225	—	—	—	1,225
Changes in operating assets and liabilities	(685)	(13,975)	514	(606)	(14,752)
Other non-cash adjustments	(222)	(780)	100	—	(902)

Net cash provided by (used in) operating activities	(30,697)	44,092	9,659	(633)	22,421

Cash flows from investing activities:
Capital and wagering systems expenditures	(6)	(8,643)	(4,950)	83	(13,516)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(786)	(1,069)	815	(3,332)	(4,372)

Net cash used in investing activities	(792)	(13,862)	(4,089)	(3,249)	(21,992)

Cash flows from financing activities:
Net repayments under lines of credit	(4,250)	—	—	—	(4,250)
Payments on long-term debt	(4,136)	(4)	(261)	—	(4,401)
Proceeds from stock issue	1,273	—	—	—	1,273
Other, principally intercompany balances	31,654	(30,791)	(4,745)	3,882	—

Net cash provided by (used in) financing activities	24,541	(30,795)	(5,006)	3,882	(7,378)

Effect of exchange rate changes on cash	—	504	624	—	1,128

Increase (decrease) in cash and cash equivalents	(6,948)	(61)	1,188	—	(5,821)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$664	(476)	6,640	—	6,828

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 2002

Background

        On January 29, 2002, we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS."

        The following discussion addresses our financial condition as of June 30, 2002 and the results of our operations for the three and six month periods ended June 30, 2002, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K.

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

Results of Operations: See "Note 3 Business Segments"

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Revenue Analysis

        Lottery Group revenue of $65.3 million in the three months ended June 30, 2002 improved $4.2 million from the same period in 2001. A $3.9 million increase in service revenue is attributable to: an incremental $4.9 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002; $2.9 million growth in our instant ticket lottery business due primarily to the start-up of the South Carolina Educational Lottery. These increases were partially offset by a $2.7 million decrease resulting from the absence of the French lottery business that was sold in the third quarter of 2001, and a $1.5 million reduction in our cooperative services business, principally as a result of the loss of the New York State contract, which had already been awarded to another company when we acquired SGHC, partially offset by continued retail sales growth and the addition of the South Carolina Educational Lottery in January 2002. In the three months ended June 30, 2002, equipment sales increased $0.3 million from the same period in 2001 due to the timing of equipment sales.

        Pari-mutuel Group service revenue of $21.0 million in the three months ended June 30, 2002 increased $0.8 million from the same period in 2001 as revenue improvements in the North American racing operations, NASRIN™ services and simulcasting services were partially offset by lower revenues in the French operations. Sales revenue of $1.6 million in the three months ended June 30, 2002 decreased $3.2 million from same period in 2001 due to non-recurring 2001 system and terminal sales contracts.

        Venue Management Group service revenue of $16.3 million in the three months ended June 30, 2002 increased $0.5 million from the same period in 2001, primarily reflecting higher Handle related revenue in both the Connecticut OTB and Dutch operations.

        Telecommunications Products Group sales revenue of $10.1 million in the three months ended June 30, 2002 was $0.5 million lower than in the same period in 2001, reflecting competitive price reductions which began in the third quarter of 2001, partially offset by a 19% growth in the volume of tickets produced.

Gross Profit Analysis

        The total gross profit earned of $46.1 million in the three months ended June 30, 2002 increased $4.6 million from the same period in 2001. This increase included $7.7 million in improved gross margins in the service businesses that resulted primarily from the new lotteries, higher instant ticket sales, and increased North American pari-mutuel revenues. These improvements were partially offset by a $3.1 million decrease in sales margins reflecting the fewer sales of equipment and systems to foreign customers and the price related margin reductions in the Telecommunications Products Group.

        The Lottery Group gross profit of $28.0 million, or 43% of revenues, increased $5.4 million in the three months ended June 30, 2002 from $22.6 million, or 37% of revenues, in the same period in 2001. Gross margin improvements were realized as a result of the additions of the Maine and Iowa on-line lotteries in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, continued retail sales growth at many of our cooperative service customers, and cost reductions in our instant ticket printing business. These margin improvements were partially offset by a reduction in margins due to lower lottery equipment sales and the absence of the French lottery business that was sold in the third quarter of 2001.

        Pari-mutuel Group gross profit of $9.3 million, or 41% of revenues, in the three months ended June 30, 2002, decreased $0.2 million from $9.5 million, or 38% of revenues, in the same period in 2001. Of such margin decrease, $1.1 million is primarily attributable to fewer systems and equipment sales to foreign customers. The margin decrease is partially offset by a $0.6 million margin improvement attributable to the continued growth of the North American operations and the benefits from on-going cost reduction programs.

        Venue Management Group gross profit of $5.4 million, or 33% of revenues, in the three months ended June 30, 2002, increased $0.7 million from $4.7 million, or 30% of revenues, in the same period in 2001. This improvement primarily reflects the effect of the new operating agreement in The Netherlands and Handle-related margin improvements in Connecticut.

        The Telecommunications Products Group gross profit of $3.4 million, or 34% of revenues, in the three months ended June 30, 2002 decreased $1.3 million from $4.7 million, or 45% of revenues, in the same period in 2001 as a 19% increase in sales volume was offset by competitive price reductions.

Expense Analysis

        Selling, general and administrative expenses of $15.8 million in the three months ended June 30, 2002 were $1.8 million higher than in the same period in 2001 primarily as a result of higher expenses for proposals, professional services, and compensation, partially offset by lower expenses due to the sale of the French lottery business in the third quarter of 2001, and cost reductions in the North American pari-mutuel and phone card businesses.

        Depreciation and amortization expense of $9.7 million in the three months ended June 30, 2002 decreased $2.8 million from $12.5 million in the same period in 2001. Depreciation expense was $0.5 million higher in the three months ended June 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $3.3 million lower in the three months ended June 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

        Interest expense of $11.6 million in the three months ended June 30, 2002 decreased $1.1 million from $12.7 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

Income Tax Expense (Benefit)

        Income tax expense was $1.0 million in the three months ended June 30, 2002. These expenses primarily reflect foreign and state taxes, partially offset by a $0.4 million reversal of deferred taxes provided in connection with the acquisition of SGHC, as compared to an income tax expense of $0.4 million in the three months ended June 30, 2001. The Company had US based taxable income in 2001 and expects to have US based taxable income in 2002. In the fourth quarter of 2002, the Company will reassess whether its recorded net operating loss valuation allowance of $49.2 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in the Company's financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Results of Operations: See "Note 3 Business Segments"

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Revenue Analysis

        Lottery Group revenue of $125.4 million in the six months ended June 30, 2002 improved $8.1 million from the same period in 2001. A $8.8 million increase in service revenue is attributable to: an incremental $10.0 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, $4.1 million growth in our instant ticket lottery business due primarily to the start-up of the South Carolina Educational Lottery and the acquisition of a majority interest in SERCHI. These increases were partially offset by a $5.0 million decrease resulting from the absence of the French lottery business that was sold in the third quarter of 2001 and a $0.7 million reduction in lottery equipment sales.

        Pari-mutuel Group service revenue of $40.7 million in the six months ended June 30, 2002 increased $1.1 million from the same period in 2001 as revenue improvements in the North American racing operations, NASRIN™ services and simulcasting services were partially offset by lower service revenues in the French operations and lower revenues in the German racing operations due to a racetrack/bookmaker dispute in the first quarter. Sales revenue of $3.0 million in the six months ended June 30, 2002 decreased $11.5 million from same period in 2001 due to completion in 2001 of a system and terminals sale to our customer in Turkey and non-recurring sales of terminals in 2001 to other foreign customers.

        Venue Management Group service revenue of $31.1 million in the six months ended June 30, 2002 was $0.2 million lower than in the same period in 2001, primarily reflecting lower Handle related revenue in the Connecticut OTB operations following the closing of the Milford jai-alai fronton, which decline was mostly offset by the benefit of improved telephone account wagering.

        Telecommunications Products Group sales revenue of $20.8 million in the six months ended June 30, 2002 was $1.2 million lower than in the same period in 2001, reflecting continued competitive price reductions which offset a 21% growth in the volume of tickets produced.

Gross Profit Analysis

        The total gross profit earned of $89.4 million in the six months ended June 30, 2002 increased $9.5 million from the same period in 2001. This increase included $16.7 million in improved gross margins in the service businesses that resulted primarily from the new lotteries, and higher North American pari-mutuel revenues. These improvements were partially offset by a $7.2 million decrease in sales margins reflecting the fewer sales of equipment and systems to foreign customers and price related margin reductions in the Telecommunications Products Group.

        The Lottery Group gross profit of $53.8 million, or 43% of revenues, increased $13.2 million in the six months ended June 30, 2002 from $40.6 million, or 35% of revenues, in the same period in 2001. Gross margin improvements were realized as a result of the additions of the Maine and Iowa on-line lotteries in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, continued retail sales growth at many of our cooperative service customers, and cost reductions in our instant ticket printing business. These margin improvements were partially offset by a reduction in margins due to lower lottery equipment sales and the sale of the French lottery business in the third quarter of 2001.

        Pari-mutuel Group gross profit of $18.4 million, or 42% of revenues, in the six months ended June 30, 2002, decreased $2.1 million from $20.5 million, or 38% of revenues, in the same period in 2001. Of such margin reduction, $3.6 million is primarily attributable to fewer systems and equipment sales to foreign customers, partially offset by $0.8 million margin improvements on continued growth of the North American operations and the benefits from on-going European and North American cost reduction programs.

        Venue Management Group gross profit of $10.0 million, or 32% of revenues, in the six months ended June 30, 2002, increased $0.8 million from $9.2 million, or 29% of revenues, in the same period in 2001. This improvement primarily reflects the effect of the new operating agreement in The Netherlands, and expanded telephone account wagering and continued cost controls in our Connecticut operations.

        The Telecommunications Products Group gross profit of $7.2 million, or 34% of revenues, in the six months ended June 30, 2002 decreased $2.4 million from $9.6 million, or 44% of revenues, in the same period in 2001 as a 21% increase in sales volume was offset by continued competitive price reductions.

Expense Analysis

        Selling, general and administrative expenses of $30.1 million in the six months ended June 30, 2002 were $1.5 million higher than in the same period in 2001 primarily due to higher support costs for the new lotteries, partly offset by reduced expenses as a result of the sale of the French lottery business in the third quarter of 2001.

        Depreciation and amortization expense of $18.9 million in the six months ended June 30, 2002 decreased $6.3 million from $25.2 million in the same period in 2001. Depreciation expense was $0.7 million higher in the six months ended June 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $7.0 million lower in the six months ended June 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

        Interest expense of $23.0 million in the six months ended June 30, 2002 decreased $3.3 million from $26.3 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

Income Tax Expense

        Income tax expense was $2.1 million in the six months ended June 30, 2002. The expense primarily reflects foreign and state taxes, partially offset by a $0.8 million reversal of deferred taxes provided in connection with the acquisition of SGHC. The income tax expense of $0.1 million in the six months ended June 30, 2001 primarily reflects federal alternative minimum tax, state taxes and foreign taxes partially offset by a $1.1 million reversal of deferred taxes provided in connection with the acquisition of SGHC and an anticipated recovery of previously paid federal taxes. The deferred tax benefit was reduced in the six months ended June 30, 2002, reflecting the above-mentioned changes in accounting for acquired intangible assets. The Company had US based taxable income in 2001 and expects to have US based taxable income in 2002. In the fourth quarter of 2002, the company will reassess whether its recorded net operating loss valuation allowance of $49.2 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in the Company's financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Liquidity, Capital Resources and Working Capital

        The comments that follow pertain to our financial position at June 30, 2002 and December 31, 2001, and do not reflect the common stock offering completed by us on July 2, 2002 and the application of approximately $96.0 million in proceeds, after expenses, to reduce debt. See "Recent Developments—Completed Stock Offering" below.

        In order to finance the acquisition of SGHC and refinance substantially all of our then existing indebtedness, excluding our capital lease and other non-material obligations, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we became a significantly leveraged company. As a result of the acquisition and debt refinancing, we had total indebtedness including capital lease obligations outstanding of approximately $432.9 million at June 30, 2002 and had total indebtedness of $439.7 million at December 31, 2001. We have also recorded a substantial increase in 2000 in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense through December 31, 2001.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations, including, at June 30, 2002, the maintenance of:

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.40 until July 1, 2002, and 1.45 thereafter. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less a majority of the non-cash amortization costs included in interest expense, (ii) all income taxes paid in cash, (iii) scheduled payments of principal on indebtedness and (iv) certain restricted payments. The amounts described in clauses (i) through (iii) are determined on a consolidated basis for us and our subsidiaries in accordance with accounting principles generally accepted in the United States of America, or GAAP.
  •
  A maximum Consolidated Leverage Ratio of 4.35, which ratio was reduced to 4.10 on July 1, 2002 and will be further reduced on the first day of each calendar quarter through January 1, 2007, from which date the ratio shall be 2.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.
  •
  A minimum Consolidated Interest Coverage Ratio of 2.05, which ratio was increased to 2.10 on July 1, 2002 and will be further increased on the first day of each calendar quarter through July 1, 2006, from which date the ratio shall be 3.50. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less a majority of the non-cash amortization costs included in interest expense.
  •
  A minimum Consolidated Net Worth of $38.7 million plus an amount equal to 75% of the sum of our adjusted consolidated net income for each fiscal quarter for which adjusted consolidated net income is positive. Consolidated Net Worth means, as of any date of determination, the sum of our capital stock and that of our subsidiaries (including convertible preferred stock), plus our paid-in capital (subject to adjustment) and that of our subsidiaries, determined on a consolidated basis in accordance with GAAP, plus certain adjustments associated with the acquisition of SGHC and the financing thereof. As of June 30, 2002, the minimum Consolidated Net Worth required under this covenant was $43.6 million.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP.

        Our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-leaseback transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, certain limitations were amended to be less restrictive. Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at June 30, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        The foregoing description of certain limitations and restrictions imposed by our financing arrangements is a summary only and is not intended to be complete. If you wish to review the limitations and restrictions in their entirety, you should read the documents setting forth our financing arrangements, all of which have been filed as exhibits to our periodic filings with the SEC. Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, and they have not changed materially since December 31, 2001.

        Our revolving credit facility, which expires in September 2006, provides for borrowings up to $65.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At June 30, 2002, we had outstanding borrowings of $10.5 million and outstanding letters of credit of $25.3 million under this facility leaving us with a total availability of $29.2 million as compared to $31.0 million at December 31, 2001. Our ability to continue to borrow under the revolving credit facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants. Presently, we have not sought and, therefore, do not have any other financing commitments.

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

        Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are, (a) personnel and related costs which are expensed as incurred and are included in Operating Expenses-Services in the consolidated statements of operations, and (b) the costs of service contract software which are capitalized as incurred and expensed over the life of their related contracts and included in Amortization of Service Contract Software in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel and on-line lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to obtain additional financing at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2002, we anticipate that capital expenditures and software expenditures will be approximately $25 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2003 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as needed basis. We presently have no inventory purchase obligations.

        At June 30, 2002, our available cash and borrowing capacity totaled $36.0 million compared to $43.6 million at December 31, 2001. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The decrease in our available cash and borrowing capacity from the levels at December 31, 2001 principally reflects the use of cash on hand to partially fund our wagering systems and other capital expenditures, to reduce accrued liabilities, to make a semi-annual payment of interest accrued on our 12 1/2% Senior Subordinated Notes, and to fund the acquisition of a majority interest in SERCHI.

        Net cash provided by operating activities was $22.4 million for the six months ended June 30, 2002. Of this amount, $37.2 million was provided from operations and $14.8 million was used as a result of changes in working capital. The working capital changes occurred principally from (i) increases in inventory in anticipation of foreign requirements for equipment, (ii) increases in prepaid assets as a result of the new on-line and instant ticket lottery accounts, and (iii) decreases in accrued liabilities due to payments related to the new lottery accounts and obligations incurred in connection with the acquisition of SGHC. In this period, we invested $13.5 million for wagering systems and capital expenditures, $3.5 million in software expenditures, $4.1 million for a majority interest in SERCHI, repaid $4.4 million of long-term debt, and repaid $4.3 million of revolving credit facility loans. These cash expenditures were funded primarily with net cash provided by operating activities, cash on hand, and $1.3 million proceeds from the issuance of common stock.

        A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately $23.0 million for the six months ended June 30, 2002, including approximately $1.2 million of non-cash charges. Approximately one-third of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $187,000 per year in our interest expense assuming no change in our outstanding borrowings. To reduce the risks associated with fluctuations in the market interest rates and in response to the requirements of our credit facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million. These interest rate swaps obligate us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We have structured these interest rate swap agreements and we intend to structure future interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.

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

Recent Developments—Completed Stock Offering

        On July 2, 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at $7.25 per share (the "2002 Offering"). The proceeds after underwriter's discounts, before our direct offering expenses, to us were approximately $98.5 million. The application of the proceeds and the issuance of the 14.4 million shares of Class A Common Stock are not reflected in the second quarter results and financial position.

        The net proceeds from the 2002 Offering were approximately $96.0 million after deducting the underwriting discounts and commissions and estimated offering expenses. On August 2, 2002, we used approximately $52.5 million of our net proceeds to redeem 35% of our 12 1/2% Senior Subordinated Notes. We were also required to pay the noteholders a premium of approximately $6.6 million in connection with this redemption. In addition, we may use the remaining net proceeds of approximately $36.9 million either to repurchase additional 12 1/2% Senior Subordinated Notes, or, if market conditions do not so permit, to repay a portion of our senior credit facilities. As of June 30, 2002, there were $52.5 million outstanding under the Term A loans and $216.2 million outstanding under the Term B loans. If the we elect to repay the Term A and Term B loans ratably as specified, there would be $45.3 million outstanding under the Term A loans and $186.4 million outstanding under the Term B loans after such repayments. Under the terms of the Term B loans, however, the lenders have the option to waive their rights to receive prepayments of such loans from proceeds of the offering. If all of the Term B lenders waive their rights to receive prepayments, all of the net proceeds will be used to repay the Term A loans, which would then have a balance outstanding of approximately $15.6 million following such repayment.

        As of June 30, 2002, the annual interest rates on the outstanding Term A loans and Term B loans under our senior credit facilities were 5 1/8% and 6 3/16%, respectively, and the annual interest rate on the senior subordinated notes was 12 1/2%. The Term A and Term B loans mature on September 30, 2006 and September 30, 2007, respectively, and the senior subordinated notes mature on August 15, 2010.

        When we repay outstanding principal of the Term A and Term B loans and the senior subordinated notes, we are also required to pay accrued and unpaid interest on the principal amount being repaid or redeemed through the repayment date. We intend to pay interest out of our available working capital.

        Based on the assumed redemption and repurchase of our 12 1/2% Senior Subordinated Notes, and the repayment of our Term A and Term B loans, we expect to recognize annual interest expense savings of approximately $8.5 million to $10.5 million per year.

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

        SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective for calendar year 2003. We are currently evaluating the impact that the adoption of SFAS 145 will have on our consolidated operations and financial position.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002 because a commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. We are required to adopt SFAS 146, prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

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

        In the normal course of business, we our exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2001, approximately one-third of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. On July 2, 2002 the Company completed the 2002 Offering and used approximately $52.5 million of the net proceeds to redeem a portion of the Company's 12 1/2% Senior Subordinated Notes. See "Recent Developments—Completed Stock Offering."

Principal Amount by Expected Maturity—Average Interest Rate
Expected Maturity Date (dollars in thousands)
June 30, 2002

	2002	2003	2004	2005	2006	There after	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	150,000	150,000	168,750
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$4,850	11,950	14,950	17,200	75,100	155,100	279,150	279,350
Average interest rate	5.36%	5.32%	5.28%	5.26%	6.07%	6.17%	5.99%

        In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements for the year ended December 31, 2001 in our 2001 Annual Report on Form 10-K), we entered into three interest rate swap contracts for an aggregate notional amount of $140.0 million. The following table provides information about our derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Average Swap Rate
Expected Maturity Date (dollars in thousands)
June 30, 2002

	2002	2003	2004	2005	2006	There after	Total	Fair value
Interest rate swaps:
Fixed to variable	$—	140,000	—	—	—	—	140,000	134,453
Receive 3-month LIBOR	—	6.52%	—	—	—	—	6.52%

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended June 30, 2002

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") or its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the "March 31 Form 10-Q"), except as described below.

        The 2001 Form 10-K contained disclosure concerning pending and/or threatened litigation among the Company's subsidiary Scientific Games International ("SGI"), Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government, and Wintech de Colombia S.A. ("Wintech"), an entity (now liquidated) in which SGI owned a minority interest and which formerly operated the Colombian national lottery under contract with Ecosalud. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud.

        In July 2002, a Colombian appellate tribunal ruled against SGI's motion to dismiss Ecosalud's pending lawsuit against SGI. While SGI's motion is subject to further appeal to the Colombian Council of State, the highest appellate level court with jurisdiction over this matter, the proceeding in the lower court, which is in an early stage, will continue during the pendency of the appeal.

        As previously disclosed, although the Company believes that any potential losses arising from Ecosalud's claims against SGI and Wintech will not result in a material adverse effect on its consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to the Company or result in material liability.

        The March 31 Form 10-Q contained disclosure concerning a class action suit filed on behalf of public stockholders of MDI Entertainment, Inc. against multiple parties, including the Company and MDI, to enjoin the Company's then proposed acquisition of MDI. On May 8, 2002, the Company and MDI announced that they had mutually and amicably terminated negotiations with respect to that contemplated acquisition. The class action suit was subsequently dismissed upon the filing of a notice of dismissal by the plaintiffs.

Item 2.    Changes in Securities and Use of Proceeds

        In connection with certain waivers and consents by holders of the Company's Series A Preferred Stock relating to the Company's public offering of 14,375,000 shares of Class A Common Stock in June 2002, the Company agreed to designate a new series of 2,000 shares of preferred stock, par value $1.00 per share, as Series B Preferred Stock, and in July 2002 to issue an aggregate of 1,237.604 shares of Series B Preferred Stock, pro rata, to the holders of the Series A Preferred Stock. The Series B Preferred Stock has voting rights that, together with the voting rights of the Series A Preferred Stock, effectively reduce the aggregate ownership percentage of Series A Preferred Stock (on an "as-converted" basis) that the holders are required to maintain in order to elect directors of the Company. The threshold for electing four directors was effectively reduced from 25% to 22.5% and the threshold for electing three directors was effectively reduced from 20% to 17.5%. The issuance of the Series B Preferred Stock did not affect the existing 10% and 5% thresholds for electing two directors and one director, respectively. The Series B Preferred Stock does not pay dividends and has a liquidation preference of no more than $2,000 in the aggregate.

        Issuance of shares of Series B Preferred Stock to holders of the Series A Preferred Stock constitutes a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Stockholders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
4.1	Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on July 1, 2002.
4.2	Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002.
10.1	Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed July 25, 2002).
10.2	Third Amendment, dated as of January 16, 2002 (executed on June 25, 2002), to the Amended and Restated Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 3 to Registration Statement on Form S-3, filed on June 25, 2002).
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

        A current report on Form 8-K was filed on June 20, 2002 (the "June 2002 Form 8-K"), regarding the Company's purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). The purchase price was $3.9 million in cash paid at closing and up to an additional $4.4 million in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years.

        In the June 2002 Form 8-K, the Company undertook to file, on Form 8-K/A within 60 days of the date the June 2002 Form 8-K was required to be filed, financial statements of SERCHI and pro forma financial information giving effect to the Company's purchase of 65% of the equity of SERCHI, if such financial statements and pro forma financial information were required to be filed. The Company has determined that such financial statements and pro forma financial information are not required to be filed and, accordingly, the Company will not file a Form 8-K/A amending the June 2002 Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD Name: DeWayne E. Laird Title: Vice President & Chief Financial Officer (principal financial and accounting officer)

Dated: August 14, 2002

INDEX TO EXHIBITS

(a) Exhibit Number	Description
4.1	Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on July 1, 2002.
4.2	Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002.
10.1	Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed July 25, 2002).
10.2
Third Amendment, dated as of January 16, 2002 (executed on June 25, 2002), to the Amended and Restated Credit Agreement among the Company, DLJ Capital Funding, Inc., Lehman Commercial Paper Inc., DLJ Capital Funding, Inc., as Administrative Agent, Syndication Agent, Lead Arranger and Sole Book Running Manager, Lehman Commercial Paper Inc., as Documentation Agent, and Lehman Brothers Inc., as Co-Arranger, dated as of October 6, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 3 to Registration Statement on Form S-3, filed on June 25, 2002).
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION THREE MONTHS ENDED JUNE 30, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended June 30, 2001 and 2002 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Six Months Ended June 30, 2001 and 2002 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2001 and 2002 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Six Months Ended June 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Six Months Ended June 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Six Months Ended June 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Six Months Ended June 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Principal Amount by Expected Maturity—Average Interest Rate Expected Maturity Date (dollars in thousands) June 30, 2002
Notional Amount by Expected Maturity—Average Swap Rate Expected Maturity Date (dollars in thousands) June 30, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended June 30, 2002
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS