Form 10-Q
period 2002-09-30
SCIENTIFIC GAMES CORP
filed 2002-11-15
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Yes ☒        NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2002:

Class A Common Stock: 58,380,625 Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets as of December 31, 2001 and September 30, 2002	3
	Statements of Operations for the Three Months Ended September 30, 2001 and 2002	4
	Statements of Operations for the Nine Months Ended September 30, 2001 and 2002	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002	6
	Notes to Consolidated Financial Statements	7-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-41
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 4.	Disclosure Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 2.	Changes in Securities and Use of Proceeds	44
Item 4.	Submission of Matters to a Vote of Stockholders	45
Item 6.	Exhibits and Reports on Form 8-K	46

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2001	September 30, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	8,821
Restricted cash	708	753
Accounts receivable, net of allowance for doubtful accounts	50,410	55,622
Inventories	19,547	29,785
Prepaid expenses, deposits and other current assets	14,829	12,089

Total current assets	98,143	107,070

Property and equipment, at cost	364,837	390,713
Less accumulated depreciation	168,049	193,760

Net property and equipment	196,788	196,953

Goodwill, net	195,255	199,616
Other intangible assets, net	60,169	58,133
Other assets and investments	51,597	46,310

Total assets	$601,952	608,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	12,201
Accounts payable	26,632	22,529
Accrued liabilities	51,118	49,394
Interest payable	8,381	2,068

Total current liabilities	95,568	86,192

Deferred income taxes	28,568	25,167
Other long-term liabilities	23,440	24,102
Long-term debt, excluding current installments	430,298	334,583

Total liabilities	577,874	470,044

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,220 and 1,275 shares outstanding at December 31, 2001 and September 30, 2002, respectively	1,220	1,275
Series B preferred stock, par value $1.00 per share, 2 shares authorized, none and 1.238 shares outstanding at December 31, 2001 and September 30, 2002, respectively	—	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 41,203 and 57,529 shares outstanding at December 31, 2001 and September 30, 2002, respectively	412	575
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
additional paid-in capital	275,510	380,131
Accumulated losses	(242,545)	(238,096)
Treasury stock, at cost	(135)	(1,418)
Accumulated other comprehensive loss	(10,384)	(4,430)

Total stockholders' equity	24,078	138,038

Total liabilities and stockholders' equity	$601,952	608,082

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	2001	2002
Operating revenues:
Services	$93,418	93,932
Sales	13,785	21,220

	107,203	115,152

Operating expenses (exclusive of depreciation and amortization shown below):
Services	57,603	54,846
Sales	9,367	14,233
Amortization of service contract software (Note 1)	1,179	1,233

	68,149	70,312

Total gross profit	39,054	44,840
Selling, general and administrative expenses	13,166	14,812
Depreciation and amortization	12,599	9,066

Operating income	13,289	20,962

Other deductions:
Interest expense	12,322	9,783
Other (income) expense	(72)	670

	12,250	10,453

Income before income tax expense (benefit) and extraordinary item	1,039	10,509
Income tax expense (benefit)	(483)	1,215

Income before extraordinary item	1,522	9,294
Extraordinary item, net of tax—early retirement of debt	—	14,853

Net income (loss)	1,522	(5,559)
Convertible preferred stock paid-in-kind dividend	1,790	1,899

Net loss available to common stockholders	$(268)	(7,458)

Basic and diluted net income (loss) per share (Note 1):
Basic income (loss) before extraordinary item available to common stockholders	$(0.01)	0.13

Diluted income (loss) before extraordinary item available to common stockholders	$(0.01)	0.11

Basic extraordinary item, net of tax	$—	(0.26)

Diluted extraordinary item, net of tax	$—	(0.17)

Basic net loss available to common stockholders	$(0.01)	(0.13)

Diluted net loss available to common stockholders	$(0.01)	(0.06)

Weighted average number of shares used in per share calculations:
Basic shares	40,383	57,301

Diluted shares	40,383	87,360

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	2001	2002
Operating revenues:
Services	$273,098	283,195
Sales	58,786	53,196

	331,884	336,391

Operating expenses (exclusive of depreciation and amortization shown below):
Services	173,664	163,332
Sales	36,088	35,147
Amortization of service contract software (Note 1)	3,136	3,656

	212,888	202,135

Total gross profit	118,996	134,256
Selling, general and administrative expenses	41,812	44,925
Depreciation and amortization	37,818	27,932

Operating income	39,366	61,399

Other deductions:
Interest expense	38,610	32,795
Other expense	109	441

	38,719	33,236

Income before income tax expense (benefit) and extraordinary item	647	28,163
Income tax expense (benefit)	(378)	3,308

Income before extraordinary item	1,025	24,855
Extraordinary item, net of tax—early retirement of debt	—	14,853

Net income	1,025	10,002
Convertible preferred stock paid-in-kind dividend	5,233	5,553

Net income (loss) available to common stockholders	$(4,208)	4,449

Basic and diluted net income (loss) per share (Note 1):
Basic income (loss) before extraordinary item available to common stockholders	$(0.10)	0.41

Diluted income (loss) before extraordinary item available to common stockholders	$(0.10)	0.32

Basic extraordinary item, net of tax	$—	(0.31)

Diluted extraordinary item, net of tax	$—	(0.19)

Basic net income (loss) available to common stockholders	$(0.10)	0.09

Diluted net income (loss) available to common stockholders	$(0.10)	0.13

Weighted average number of shares used in per share calculations:
Basic shares	40,252	47,518

Diluted shares	40,252	77,790

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2002
(Unaudited, in thousands)

	2001	2002
Cash flows from operating activities:
Net income	$1,025	10,002

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,954	31,588
Non-cash interest expense	1,797	1,740
Changes in operating assets and liabilities, net of effects of business acquisitions	(243)	(24,577)
Extraordinary item—early retirement of debt	—	14,853
Other	(2,169)	(1,321)

Total adjustments	40,339	22,283

Net cash provided by operating activities	41,364	32,285

Cash flows from investing activities:
Capital expenditures	(5,103)	(10,995)
Wagering systems expenditures	(25,329)	(8,457)
Business acquisition, net of cash acquired	—	(4,104)
Increase in other assets and liabilities, net	(9,776)	(5,255)

Net cash used in investing activities	(40,208)	(28,811)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	3,000	(4,230)
Payments on long-term debt	(4,392)	(102,485)
Proceeds from the issuance of common stock	552	97,749

Net cash used in financing activities	(840)	(8,966)

Effect of exchange rate changes on cash	(190)	1,664

Increase (decrease) in cash and cash equivalents	126	(3,828)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$6,614	8,821

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,209	37,716

Net income taxes	$490	2,318

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$5,233	5,553

Write-off of deferred financing fees included in extraordinary item	$—	3,452

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)    Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2002, and the condensed consolidated statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2001 and 2002 and its cash flows for the nine months ended September 30, 2001 and 2002 have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

        Certain items in prior periods' financial statements have been classified to conform with the current year presentation. The consolidated statements of operations reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous years' filings.

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) available to common stockholders per share for the three and nine months ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Income (loss) (numerator)
Net income (loss) available to common stockholders	$(268)	(7,458)	(4,208)	4,449
Add back extraordinary item	—	14,853	—	14,853

Income (loss) before extraordinary item available to common stockholders (basic)	(268)	7,395	(4,208)	19,302

Add back preferred stock paid-in-kind dividend (1)	—	1,899	—	5,553
Income (loss) before extraordinary item and preferred
dividend available to common stockholders (diluted)	$(268)	9,294	(4,208)	24,855

Extraordinary item — early retirement of debt (basic and diluted)	$—	14,853	—	14,853

Net income (loss) after extraordinary item available to common stockholders (basic)	(268)	(7,458)	(4,208)	4,449

Add back preferred stock paid-in-kind dividend (1)	—	1,899	—	5,553

Net income (loss) after extraordinary item without preferred dividend available to common stockholders (diluted)	$(268)	(5,559)	(4,208)	10,002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Shares (denominator)
Basic weighted average common shares outstanding	40,383	57,301	40,252	47,518
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares (2) (3)	—	30,059	—	30,272

Diluted weighted average common shares outstanding	40,383	87,360	40,252	77,790

Basic and diluted per share amounts
Basic income (loss) per share before extraordinary item available to common stockholders	$(0.01)	0.13	(0.10)	0.41

Diluted income (loss) per share before extraordinary item available to common stockholders (2)(3)	$(0.01)	0.11	(0.10)	0.32

Basic extraordinary item, net of tax per share	$—	(0.26)	—	(0.31)

Diluted extraordinary item, net of tax per share(3)	$—	(0.17)	—	(0.19)

Basic net income (loss) per share available to common stockholders	$(0.01)	(0.13)	(0.10)	0.09

Diluted net income (loss) per share available to common stockholders (3)	$(0.01)	(0.06)	(0.10)	0.13

(1)
Series A Convertible Preferred Stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three months and nine months ended September 30, 2002 since the preferred stock is assumed to have been converted.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share in the three and nine months ended September 30, 2001 since the inclusion would be anti-dilutive.

(3)
As per Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), whenever a company reports an extraordinary item, the same number of potential common shares used in computing the diluted per-share amounts for income before extraordinary items must be used in computing all other reported diluted per share amounts, even if those amounts are antidilutive to their respective basic per-share amounts.

        At September 30, 2001 and 2002, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units, and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended December 31, 2001 in the Company's 2001 Annual Report on Form 10-K.)

(2)    Acquisition of Interest in SERCHI

        On June 5, 2002 the Company completed the purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, the Company changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3,900 in cash and up to $4,355 in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is currently estimated to be approximately $3,301 and has been recorded as goodwill. This estimate is subject to revisions until the valuations of SERCHI's assets and liabilities are completed. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of SERCHI been included as if the transaction had been consummated on January 1, 2002, the pro forma operating results of the Company for the three and nine month periods ended September 30, 2002 would not have been materially different.

(3)    Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and nine months ended September 30, 2001 and 2002, and assets at September 30, 2001 and 2002, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended September 30, 2001
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues		$57,201	21,053	15,164	—	93,418
Sales revenues		3,358	1,498	—	8,929	13,785

Total revenues		60,559	22,551	15,164	8,929	107,203

Cost of service		34,528	12,352	10,723	—	57,603
Cost of sales		2,410	862	—	6,095	9,367
Amortization of service contract software (Note 1)		513	666	—	—	1,179

Total operating expenses		37,451	13,880	10,723	6,095	68,149

Gross profit		23,108	8,671	4,441	2,834	39,054
Selling, general and administrative expenses		6,394	2,607	672	1,101	10,774
Depreciation and amortization		8,759	2,932	681	150	12,522

Segment operating income		7,955	3,132	3,088	1,583	15,758

Unallocated corporate expense						2,469

Consolidated operating income	$					13,289

Capital and wagering systems expenditures		$7,084	461	224	192	7,961

	Three Months Ended September 30, 2002
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues		$56,568	21,326	16,038	—	93,932
Sales revenues		7,824	1,320	—	12,076	21,220

Total revenues		64,392	22,646	16,038	12,076	115,152

Cost of service		31,309	12,256	11,281	—	54,846
Cost of sales		5,450	674	—	8,109	14,233
Amortization of service contract software (Note 1)		570	663	—	—	1,233

Total operating expenses		37,329	13,593	11,281	8,109	70,312

Gross profit		27,063	9,053	4,757	3,967	44,840
Selling, general and administrative expenses		5,927	2,136	776	1,205	10,044
Depreciation and amortization		4,982	2,866	460	634	8,942

Segment operating income		16,154	4,051	3,521	2,128	25,854

Unallocated corporate expense						4,892

Consolidated operating income	$					20,962

Capital and wagering systems expenditures		$2,826	2,721	325	64	5,936

	Nine Months Ended September 30, 2001
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues		$165,952	60,657	46,489	—	273,098
Sales revenues		11,886	15,919	—	30,981	58,786

Total revenues		177,838	76,576	46,489	30,981	331,884

Cost of service		105,142	35,651	32,871	—	173,664
Cost of sales		7,801	9,768	—	18,519	36,088
Amortization of service contract software (Note 1)		1,191	1,945	—	—	3,136

Total operating expenses		114,134	47,364	32,871	18,519	212,888

Gross profit		63,704	29,212	13,618	12,462	118,996
Selling, general and administrative expenses		19,176	7,967	1,974	3,647	32,764
Depreciation and amortization		25,280	9,142	2,003	1,164	37,589

Segment operating income		19,248	12,103	9,641	7,651	48,643

Unallocated corporate expense						9,277

Consolidated operating income	$					39,366

Assets at September 30, 2001		$305,124	221,809	33,044	35,742	595,719

Capital and wagering systems expenditures		$25,405	3,051	759	1,217	30,432

	Nine Months Ended September 30, 2002
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues		$174,092	61,983	47,120	—	283,195
Sales revenues		15,662	4,630	—	32,904	53,196

Total revenues		189,754	66,613	47,120	32,904	336,391

Cost of service		96,024	34,939	32,369	—	163,332
Cost of sales		11,158	2,219	—	21,770	35,147
Amortization of service contract software (Note 1)		1,691	1,965	—	—	3,656

Total operating expenses		108,873	39,123	32,369	21,770	202,135

Gross profit		80,881	27,490	14,751	11,134	134,256
Selling, general and administrative expenses		19,452	6,473	2,090	3,428	31,443
Depreciation and amortization		16,193	8,547	1,315	1,579	27,634

Segment operating income		45,236	12,470	11,346	6,127	75,179

Unallocated corporate expense						13,780

Consolidated operating income	$					61,399

Assets at September 30, 2002		$311,744	223,021	35,037	38,280	608,082

Capital and wagering systems expenditures		$10,620	6,220	1,270	1,342	19,452

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense and extraordinary item for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reportable consolidated operating income	$13,289	20,962	39,366	61,399
Interest expense	12,322	9,783	38,610	32,795
Other (income) expense	(72)	670	109	441

Income before income tax expense (benefit) and extraordinary item	$1,039	10,509	647	28,163

(4) Comprehensive Income (Loss)

Foreign Exchange Agreements

        During the third quarter of 2002, the Company entered into derivative contracts to hedge part of its foreign currency exposure with respect to future cash receipts under its contract with the Ontario Lottery Commission. These instruments, which have a notional value of Canadian dollars $17,333, have been designated as cash flow hedges. For the three months and nine months ended September 30, 2002, the Company recorded a credit to other comprehensive income (loss) of $162 for the change in the fair value of these foreign exchange instruments.

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

        Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $7,249 and $4,429 at December 31, 2001 and September 30, 2002, respectively. For the nine month periods ended September 30, 2001 and 2002, the Company recorded a $5,657 charge and a $2,658 credit, respectively, to other comprehensive income (loss) for the change in fair value of the interest rate hedge instruments.

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$1,522	(5,559)	1,025	10,002
Other comprehensive income (loss):
Foreign currency translation	1,719	623	120	3,409
Unrealized gain (loss) on investments	(461)	(275)	(246)	(275)
Unrealized gain (loss) on cash flow hedge agreements	(3,035)	1,118	(5,657)	2,820

Other comprehensive income (loss)	(1,777)	1,466	(5,783)	5,954

Comprehensive income (loss)	$(255)	(4,093)	(4,758)	15,956

(5)  Inventories

        Inventories consist of the following:

	December 31, 2001	September 30, 2002
Parts and work-in-process	$10,130	18,880
Finished goods	9,417	10,905

	$19,547	29,785

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(6)  Capital Stock and Equity Offering

        On July 2, 2002, the Company completed the public offering and sale of 14,375 shares of its Class A Common Stock at $7.25 per share (the "2002 Offering"). The proceeds after underwriter's discounts, before direct offering expenses, to the Company were approximately $98,483. During the third quarter of 2002, the Company used the net proceeds of the 2002 Offering to redeem approximately $82,957 of its 12 1/2% Senior Subordinated Notes. (See Note 8—Redemption of Senior Subordinated Debt and Extraordinary Item.)

        In connection with certain waivers and consents by holders of the Company's Series A Convertible Preferred Stock relating to the 2002 offering, the Company authorized 2.0 shares and issued an aggregate of 1.2376 shares of Series B Preferred Stock, pro rata, to the holders of the Series A Convertible Preferred Stock. The Series B Preferred Stock has voting rights that, together with the voting rights of the Series A Convertible Preferred Stock, effectively reduce the aggregate ownership percentage of Series A Convertible Preferred Stock (on an "as-converted" basis) that the holders are required to maintain in order to elect directors of the Company. The threshold for electing four directors was effectively reduced from 25% to 22.5% and the threshold for electing three directors was effectively reduced from 20% to 17.5%. The issuance of the Series B Preferred Stock did not affect the existing 10% and 5% thresholds for electing two directors and one director, respectively. The Series B Preferred Stock does not pay dividends and has a liquidation preference of no more than $2 in the aggregate. The Company considers the aggregate $1.238 book value of the Series B Preferred Stock to be a cost of raising capital, and consequently recorded that amount as a reduction of additional paid-in capital.

(7)  Debt

        At September 30, 2002, the Company had approximately $33,212 available for borrowing under the Company's revolving credit facility (the "Facility"). There were approximately $10,500 of borrowings outstanding under the Facility, and approximately $21,288 in letters of credit were issued under the Facility at September 30, 2002. At December 31, 2001, the Company's available borrowing capacity under the Facility was $30,960. As of September 30, 2002, there was $51,000 outstanding under the Term A loan, $215,600 outstanding under the Term B loans and $67,043 outstanding under the Company's 12 1/2% Senior Subordinated Notes.

(8)  Redemption of Senior Subordinated Debt and Extraordinary Item

        The net proceeds from the 2002 Offering were used to redeem approximately $82,957 of the Company's 12 1/2% Senior Subordinated Notes in the third quarter of 2002. In connection with this redemption, the Company paid the noteholders redemption premiums aggregating approximately $11,094 and paid the term loan lenders and banks related fees of approximately $1,044, to amend the term loan facility to permit the Company to use the majority of the net proceeds from the 2002 offering to redeem the subordinated debt rather then pay down the term loans. These payments, together with the related write-off of previously deferred financing costs of $3,452, partially offset by the recording of a state income tax benefit of approximately $737, or a total of approximately $14,853, was reflected as an extraordinary item in the third quarter of 2002. In November 2002, the Company used the remaining net proceeds of approximately $1,741 to repay a portion of its senior credit facilities. Following the mandatory repayment of the Term A and Term B loans, there was $50,022 outstanding under the Term A loans and $214,837 outstanding under the Term B loans.

        As of September 30, 2002, the average annual interest rates on the Term A loans and Term B loans under the Company's senior credit facilities were 4 7/8% and 6 1/8%, respectively, and the annual interest rate on the senior subordinated notes was 12 1/2%. The Term A and Term B loans mature on

September 30, 2006 and September 30, 2007, respectively, and the senior subordinated notes mature on August 15, 2010.

        Based on the redemptions of the Company's 12 1/2% Senior Subordinated Notes, and the repayment of the Term A and Term B loans in November 2002, the Company expects to recognize annual interest expense savings of approximately $11,000 per year.

        See also "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this report on Form 10-Q and the Consolidated Financial Statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

(9)  Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-lived Assets to be Disposed Of

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after September 30, 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by the Company in its business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001.

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

        The Company had unamortized goodwill of approximately $195,255 and unamortized identifiable intangible assets in the amount of approximately $60,169 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

        SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale had no material impact on the Company's consolidated financial statements for the first nine months of 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

        The following disclosure presents certain information on the Company's acquired intangible assets subject to amortization as of December 31, 2001 and September 30, 2002. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$915	79	836
Customer lists	14	14,600	2,324	12,276
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,107	30,093
Connecticut off-track betting system operating rights	20	20,000	8,319	11,681

Total intangible assets		$74,915	14,746	60,169

Balance at September 30, 2002
Amortizable intangible assets:
Patents	15	$1,026	146	880
Customer lists	14	14,600	3,659	10,941
Customer service contracts	15	2,789	590	2,199

		18,415	4,395	14,020

Non-amortizable intangible assets:
Trade name		32,200	2,107	30,093
Connecticut off-track betting system operating rights		22,339	8,319	14,020

		54,539	10,426	44,113

Total intangible assets		$72,954	14,821	58,133

        The aggregate intangible amortization expense for the nine-month period ended September 30, 2002 was approximately $1,559. The estimated intangible asset amortization expense for the year ending December 31, 2002 and for each of the subsequent four years ending December 31, 2006 are $2,046, $2,046, $1,761, $1,013 and $726, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2001 to September 30, 2002. The Company recorded a $3,170 increase in goodwill at January 1, 2002 in connection with the reclassification of employee work force intangible assets of $5,283 less related deferred tax liability of $2,113 acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141. Goodwill in the amount of $2,110, net of amortization, which was directly related to the value of customer contracts acquired as part of the September 1, 1999 acquisition of Datasport assets and an interest in Datek, was reclassified to intangible assets effective January 1, 2002. Goodwill in the amount of $3,301 was recorded in the first nine months of 2002 in connection with the acquisition of a majority interest in SERCHI.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2001	$192,658	2,597	—	—	$195,255
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	3,301	—	—	—	3,301

Balance at September 30, 2002	$199,129	487	—	—	199,616

        The following table compares pro forma net income (loss) available to common stockholders for the three months and nine months ended September 30, 2001, adjusted to reflect the adoption of

SFAS 142 on January 1, 2001, to the reported net income for the three months and nine months ended September 30, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	Pro Forma	As Reported	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income before extraordinary item	$5,151	9,294	9,989	24,855

Adjusted net (loss) income available to common stockholders	$3,361	(7,458)	4,756	4,449

Adjusted earnings per share amounts—basic and diluted:
Adjusted income before extraordinary item per share available to common stockholders:
Basic	$0.08	0.13	0.12	0.41

Diluted (1)	$0.07	0.11	0.11	0.32

Adjusted net income (loss) per share available to common stockholders:
Basic	$0.08	(0.13)	0.12	0.09

Diluted (1)	$0.07	(0.06)	0.11	0.13

Shares used in calculating adjusted per share amounts:
Basic	40,383	57,301	40,252	47,518

Diluted (1)	71,639	87,360	44,423	77,790

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$(268)	(7,458)	(4,208)	4,449
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	3,629	—	8,964	—

Adjusted net income (loss) available to common stockholders	$3,361	(7,458)	4,756	4,449

(1)
The fully diluted earnings per share calculations for the three months ended September 30, 2001 and the three months and nine months ended September 30, 2002 assume the preferred shares are converted to common shares and there are no preferred dividends in those periods.

(10) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management

Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2001 and September 30, 2002 and for the nine months ended September 30, 2001 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$1,130	(373)	8,064	—	8,821
Accounts receivable, net	—	36,861	18,801	(40)	55,622
Inventories	—	24,641	5,680	(536)	29,785
Other current assets	576	8,642	3,594	30	12,842
Property and equipment, net	3,655	147,268	46,523	(493)	196,953
Investment in subsidiaries	338,224	4,150	—	(342,374)	—
Goodwill	183	195,828	3,605	—	199,616
Intangible assets	—	52,962	5,171	—	58,133
Other assets	16,157	41,681	5,091	(16,619)	46,310

Total assets	$359,925	511,660	96,529	(360,032)	608,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$11,264	9	928	—	12,201
Current liabilities	9,033	45,095	19,055	808	73,991
Long-term debt, excluding current installments	334,258	3	322	—	334,583
Other non-current liabilities	12,159	29,984	6,969	157	49,269
Intercompany balances	(144,827)	122,218	24,261	(1,652)	—
Stockholders' equity	138,038	314,351	44,994	(359,345)	138,038

Total liabilities and stockholders' equity	$359,925	511,660	96,529	(360,032)	608,082

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	84,712	25,559	(3,068)	107,203
Operating expenses	—	52,036	17,809	(2,875)	66,970
Amortization of service contract software (Note 1)	—	1,079	100	—	1,179

Gross profit	—	31,597	7,650	(193)	39,054
Selling, general and administrative expenses	2,392	8,008	2,985	(219)	13,166
Depreciation and amortization	77	11,606	937	(21)	12,599

Operating income (loss)	(2,469)	11,983	3,728	47	13,289
Interest expense	12,170	80	540	(468)	12,322
Other (income) expense	203	(742)	78	389	(72)

Income (loss) before equity in income of subsidiaries and income taxes	(14,842)	12,645	3,110	126	1,039
Equity in income of subsidiaries	16,364	—	—	(16,364)	—
Income tax expense (benefit)	—	(1,059)	576	—	(483)

Net income	$1,522	13,704	2,534	(16,238)	1,522

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	85,093	32,079	(2,020)	115,152
Operating expenses	—	49,340	21,776	(2,037)	69,079
Amortization of service contract software (Note 1)	—	1,133	100	—	1,233

Gross profit	—	34,620	10,203	17	44,840
Selling, general and administrative expenses	4,768	6,900	3,147	(3)	14,812
Depreciation and amortization	124	6,994	1,950	(2)	9,066

Operating income (loss)	(4,892)	20,726	5,106	22	20,962
Interest expense	9,496	190	423	(326)	9,783
Other (income) expense	283	(505)	594	298	670

Income (loss) before equity in income of subsidiaries and income taxes and extraordinary item	(14,671)	21,041	4,089	50	10,509
Equity in income of subsidiaries	23,965	—	—	(23,965)	—
Income tax expense	—	45	1,170	—	1,215

Net income (loss) before extraordinary item	9,294	20,996	2,919	(23,915)	9,294
Extraordinary item	14,853	—	—	—	14,853

Net income (loss) after extraordinary item	$(5,559)	20,996	2,919	(23,915)	(5,559)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	254,387	87,104	(9,607)	331,884
Operating expenses	—	158,360	60,546	(9,154)	209,752
Amortization of service contract software (Note 1)	—	2,836	300	—	3,136

Gross profit	—	93,191	26,258	(453)	118,996
Selling, general and administrative expenses	9,048	23,854	9,164	(254)	41,812
Depreciation and amortization	229	33,915	3,735	(61)	37,818

Operating income (loss)	(9,277)	35,422	13,359	(138)	39,366
Interest expense	38,363	202	1,594	(1,549)	38,610
Other (income) expense	(335)	(1,777)	768	1,453	109

Income (loss) before equity in income of subsidiaries and income taxes	(47,305)	36,997	10,997	(42)	647
Equity in income of subsidiaries	47,705	—	—	(47,705)	—
Income tax expense (benefit)	(625)	(2,917)	3,164	—	(378)

Net income	$1,025	39,914	7,833	(47,747)	1,025

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	257,228	86,978	(7,815)	336,391
Operating expenses	—	147,067	59,141	(7,729)	198,479
Amortization of service contract software (Note 1)	—	3,356	300	—	3,656

Gross profit	—	106,805	27,537	(86)	134,256
Selling, general and administrative expenses	13,482	23,229	8,223	(9)	44,925
Depreciation and amortization	298	21,969	5,673	(8)	27,932

Operating income (loss)	(13,780)	61,607	13,641	(69)	61,399
Interest expense	32,087	595	1,080	(967)	32,795
Other (income) expense	(7)	(1,776)	1,355	869	441

Income (loss) before equity in income of subsidiaries and income taxes and extraordinary item	(45,860)	62,788	11,206	29	28,163
Equity in income of subsidiaries	70,715	—	—	(70,715)	—
Income tax expense	—	143	3,165	—	3,308

Net income (loss) before extraordinary item	24,855	62,645	8,041	(70,686)	24,855
Extraordinary item	14,853	—	—	—	14,853

Net income	$10,002	62,645	8,041	(70,686)	10,002

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2001
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$1,025	39,914	7,833	(47,747)	1,025
Depreciation and amortization	229	36,751	4,035	(61)	40,954
Equity in income of subsidiaries	(47,705)	—	—	47,705	—
Extraordinary item	—	—	—	—	—
Non-cash interest expense	1,797	—	—	—	1,797
Changes in operating assets and liabilities	(12,733)	11,746	(202)	946	(243)
Other non-cash adjustments	504	(3,295)	622	—	(2,169)

Net cash provided by (used in) operating activities	(56,883)	85,116	12,288	843	41,364

Cash flows from investing activities:
Capital and wagering systems expenditures	(239)	(25,215)	(5,191)	213	(30,432)
Other assets and investments	(978)	(6,519)	(2,336)	57	(9,776)

Net cash used in investing activities	(1,217)	(31,734)	(7,527)	270	(40,208)

Cash flows from financing activities:
Net borrowing under lines of credit	3,000	—	—	—	3,000
Payments on long-term debt	(3,946)	(7)	(632)	193	(4,392)
Proceeds from stock issue	552	—	—	—	552
Other, principally intercompany balances	58,650	(52,224)	(5,120)	(1,306)	—

Net cash provided by (used in) financing activities	58,256	(52,231)	(5,752)	(1,113)	(840)

Effect of exchange rate changes on cash	56	(369)	123	—	(190)

Increase (decrease) in cash and cash equivalents	212	782	(868)	—	126
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$1,079	732	4,803	—	6,614

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$10,002	62,645	8,041	(70,686)	10,002
Depreciation and amortization	298	25,325	5,973	(8)	31,588
Equity in income of subsidiaries	(70,715)	—	—	70,715	—
Extraordinary item	14,853	—	—	—	14,853
Non-cash interest expense	1,740	—	—	—	1,740
Changes in operating assets and liabilities	(4,839)	(15,658)	(3,187)	(893)	(24,577)
Other non-cash adjustments	(137)	(1,375)	191	—	(1,321)

Net cash provided by (used in) operating activities	(48,798)	70,937	11,018	(872)	32,285

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,717)	(12,077)	(5,741)	83	(19,452)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	144	(3,233)	1,215	(3,381)	(5,255)

Net cash used in investing activities	(1,573)	(19,460)	(4,480)	(3,298)	(28,811)

Cash flows from financing activities:
Net repayments under lines of credit	(4,250)	—	20	—	(4,230)
Payments on long-term debt	(101,295)	(7)	(1,183)	—	(102,485)
Proceeds from stock issue	97,749	—	—	—	97,749
Other, principally intercompany balances	51,685	(52,207)	(3,648)	4,170	—

Net cash provided by (used in) financing activities	43,889	(52,214)	(4,811)	4,170	(8,966)

Effect of exchange rate changes on cash	—	779	885	—	1,664

Increase (decrease) in cash and cash equivalents	(6,482)	42	2,612	—	(3,828)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$1,130	(373)	8,064	—	8,821

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Background

        On January 29, 2002, we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS."

        The following discussion addresses our financial condition as of September 30, 2002 and the results of our operations for the three and nine month periods ended September 30, 2002, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K.

        We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This product line also includes software and hardware and support services for sports betting and credit card processing systems.

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

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2001 Annual Report on Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgements, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalizaton of software developmetn costs, evaluation of the recoverability of assets, and assessment of litigation and contingencies, including income and other taxes. Actual results could differ from estimates.

Results of Operations: See Note 3—Business Segments

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Revenue Analysis

        Lottery Group revenue of $64.4 million in the three months ended September 30, 2002 improved $3.8 million from the same period in 2001. A $0.6 million decrease in service revenue is attributable principally to: the loss of approximately $3.7 million of service revenue related to the New York State cooperative services contract, which had already been awarded to another company at the time we acquired SGHC; a $0.3 million decrease resulting from the absence of the French lottery business that was sold in the third quarter of 2001; and the absence of a large Powerball lottery run in the current period, estimated at $0.8 million. These decreases were partially offset by a $1.8 million growth in our on-line and instant ticket lottery businesses due to the start-up of the South Carolina Educational Lottery in January 2002, and the acquisition of a majority interest in SERCHI in June 2002. In the three months ended September 30, 2002, equipment sales increased $4.5 million from the same period in 2001 due to the timing of a terminal sale to a foreign customer.

        Pari-mutuel Group service revenue of $21.3 million in the three months ended September 30, 2002 increased $0.3 million from the same period in 2001 from revenue improvements in the North American and European racing operations. Sales revenue of $1.3 million in the three months ended September 30, 2002 decreased $0.2 million from same period in 2001 due to the timing and mix of products sold.

        Venue Management Group service revenue of $16.0 million in the three months ended September 30, 2002 increased $0.9 million from the same period in 2001, primarily reflecting higher Handle (or gross wagering dollars) related revenue in both the Connecticut OTB and Dutch operations.

        Telecommunications Products Group sales revenue of $12.1 million in the three months ended September 30, 2002 was $3.1 million higher than in the same period in 2001, reflecting a 61% growth in the volume of tickets produced during the quarter, partially offset by competitive price reductions which began in the third quarter of 2001.

Gross Profit Analysis

        The total gross profit earned of $44.8 million, or 39% of revenues, in the three months ended September 30, 2002 increased $5.8 million from the same period in 2001. This increase included $3.3 million in improved gross margins in the service businesses that resulted primarily from the new lottery and cooperative services contracts, higher instant ticket sales due in part to the acquisition of a majority interest in SERCHI, and higher North American and European pari-mutuel revenues. These improvements in services gross profits were complemented by a $2.6 million increase in sales margins reflecting the timing of equipment sales and $1.1 million of volume-related margin improvements in the Telecommunications Products Group.

        The Lottery Group gross profit of $27.1 million, or 42% of revenues, in the three months ended September 30, 2002 increased $4.0 million from $23.1 million, or 38% of revenues, in the same period in 2001. Gross margin improvements of $1.2 million compared to the same period in 2001 were realized as a result of continued retail growth at many of our cooperative services contracts, as well as the start-up of the South Carolina Educational Lottery in January of 2002. In addition, approximately $0.7 million of gross margin improvement is attributable to continued cost reductions in our instant ticket and related services business, $0.9 million of gross margin improvement is due to the addition of SERCHI, and 1.4 million of gross margin improvement was contributed by higher lottery terminal and equipment sales to foreign customers in the three months ended September 30, 2002 as compared to the same period in 2001.

        Pari-mutuel Group gross profit of $9.1 million, or 40% of revenues, in the three months ended September 30, 2002 increased $0.4 million from $8.7 million, or 38% of revenues, in the same period in 2001. This increase is attributable to the continued growth of the North American and European operations and the benefits from on-going cost reduction programs.

        Venue Management Group gross profit of $4.8 million, or 30% of revenues, in the three months ended September 30, 2002, increased $0.3 million from $4.4 million, or 29% of revenues, in the same period in 2001. This improvement primarily reflects the effect of the operating agreement in The Netherlands and Handle related margin improvements in Connecticut.

        The Telecommunications Products Group gross profit of $4.0 million, or 33% of revenues, in the three months ended September 30, 2002 increased $1.2 million from $2.8 million, or 32% of revenues, in the same period in 2001 as a 61% increase in sales volume was partially offset by competitive price reductions.

Expense Analysis

        Selling, general and administrative expenses of $14.8 million in the three months ended September 30, 2002 were $1.6 million higher than in the same period in 2001, primarily due to the reversal in the prior year quarter of a $1.5 million litigation reserve when the lawsuit was settled, coupled with the additional operational expenses of SERCHI, in which we acquired a majority interest in June 2002.

        Depreciation and amortization expense of $9.1 million in the three months ended September 30, 2002 decreased $3.5 million from $12.6 million in the same period in 2001. Depreciation expense was $0.4 million higher in the three months ended September 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries and enhancements to our Leeds, England printing facility. Amortization expense was $3.9 million lower in the three months ended September 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

        Interest expense of $9.8 million in the three months ended September 30, 2002 decreased $2.5 million from $12.3 million in the same period in 2001 as a result of lower average debt levels following the repurchase of $83.0 million of our 12 1/2% Senior Subordinated Notes and lower average interest rates on the outstanding term loans. (See "Liquidity, Capital Resources and Working Capital" for a discussion of the 2002 Offering and the repurchase of our 12 1/2% Senior Subordinated Notes.)

Extraordinary Item

        In connection with the redemption of our 12 1/2% Senior Subordinated Notes, we paid the holders of such notes redemption premiums aggregating approximately $11.2 million and we paid the Term A and Term B lenders a fee of approximately $1.0 million to amend the term loan facility to permit us to use the majority of the net proceeds from the 2002 Offering to redeem our 12 1/2% Senior Subordinated Notes rather than to pay down the term loans. These fees plus the write-off of approximately $3.5 million of previously deferred financing costs related to the redeemed debt, partially offset by the state income tax benefit of $0.7 million attributable to these expenses, or a total of $14.9 million, was reflected as an extraordinary expense in the accompanying financial statements.

Income Tax Expense (Benefit)

        Income tax expense was $1.2 million in the three months ended September 30, 2002, as compared to an income tax benefit of $0.5 million in the three months ended September 30, 2001. This expense primarily reflects foreign and state taxes, partially offset by a $0.3 million reversal of deferred taxes provided in connection with the acquisition of SGHC. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether our recorded net operating loss valuation allowance of $49.4 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Results of Operations: See Note 3—Business Segments

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Revenue Analysis

        Lottery Group revenue of $189.8 million in the nine months ended September 30, 2002 improved $11.9 million from the same period in 2001. A $8.1 million increase in service revenue is attributable to: an incremental $15.9 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001, the start-up of the South Carolina Educational Lottery in January 2002, the acquisition of SERCHI in June 2002, and revenue increases in Florida and Georgia. These increases were partially offset by a $5.3 million decrease resulting from the absence of the French lottery business that was sold in the third quarter of 2001 and a $2.0 million decrease in cooperative services revenues attributable principally to the loss of the New York State cooperative services contract, which had already been awarded to another company at the time we acquired SGHC. In the nine months ended September 30, 2002, equipment sales increased $3.8 million from the same period in 2001 due to the timing of equipment sales to a foreign customer.

        Pari-mutuel Group service revenue of $62.0 million in the nine months ended September 30, 2002 increased $1.3 million from the same period in 2001 as revenue improvements in the North American racing operations, NASRIN™ services and simulcasting services were partially offset by lower service revenues in the French operations and lower revenues in the German racing operations due to lower simulcast fees as a result of a racetrack/bookmaker dispute in the first quarter of 2002. Sales revenue of $4.6 million in the nine months ended September 30, 2002 decreased $11.3 million from same period in 2001 principally due to the completion in 2001 of a system and terminals sale to our customer in Turkey.

        Venue Management Group service revenue of $47.1 million in the nine months ended September 30, 2002 was $0.6 million higher than in the same period in 2001, primarily reflecting higher Handle related revenue in the Connecticut OTB operations from the growth in telephone account wagering, partially offset by reduced revenues earlier this year, following the closing of the Milford jai-alai fronton.

        Telecommunications Products Group sales revenue of $32.9 million in the nine months ended September 30, 2002 was $1.9 million higher than in the same period in 2001, reflecting a 33% growth in the volume of tickets produced, partially offset by competitive price reductions which began in the third quarter of 2001.

Gross Profit Analysis

        The total gross profit earned of $134.3 million in the nine months ended September 30, 2002 increased $15.3 million from the same period in 2001. This increase included $20.4 million in improved gross margins in the service businesses that resulted primarily from the additional new lotteries in Maine and Iowa in July 2001, the start-up of the South Carolina Educational Lottery in January 2002, continued retail sales growth at many or our cooperative service customers, and higher pari-mutuel and venue management revenues. These improvements were offset by a $4.6 million decrease in sales margins reflecting the fewer sales of equipment and systems to foreign customers, partially offset by volume related margin improvements in the Telecommunications Products Group.

        The Lottery Group gross profit of $80.9 million, or 43% of revenues, in the nine months ended September 30, 2002 increased $17.2 million from $63.7 million, or 36% of revenues, in the same period in 2001. Service revenue gross margin improvements of $17.3 million were realized as a result of the additions of the Maine and Iowa on-line lotteries in July 2001 and the start-up of the South Carolina Educational Lottery in January 2002, continued retail sales growth at many of our cooperative service customers, and cost reductions in our instant ticket and related services business, plus the addition of SERCHI in June 2002, all partially offset by a $1.4 million reduction due to the sale of the French lottery business in the third quarter of 2001. These margin improvements were supplemented by a $0.4 increase in margins due to higher lottery equipment sales.

        Pari-mutuel Group gross profit of $27.5 million, or 41% of revenues, in the nine months ended September 30, 2002 decreased $1.7 million from $29.2 million, or 38% of revenues, in the same period in 2001. For the period, service revenue gross profit improved $2.0 million as a result of continued growth of the North American operations and the benefits from on-going European and North American cost reduction programs. In the same period, sales revenue gross margin declined $3.8 million due to the completion in 2001 of a sale to our customer in Turkey.

        Venue Management Group gross profit of $14.8 million, or 31% of revenues, in the nine months ended September 30, 2002 increased $1.1 million from $13.6 million, or 29% of revenues, in the same period in 2001. This improvement primarily reflects the effect of the new operating agreement in The Netherlands, and expanded telephone account wagering and continued cost controls in our Connecticut operations.

        The Telecommunications Products Group gross profit of $11.1 million, or 34% of revenues, in the nine months ended September 30, 2002 decreased $1.3 million from $12.5 million, or 40% of revenues, in the same period in 2001 as a 33% growth in the volume of tickets produced was offset by continued competitive price reductions which began in the third quarter of 2001.

Expense Analysis

        Selling, general and administrative expenses of $44.9 million in the nine months ended September 30, 2002 were $3.1 million higher than in the same period in 2001 primarily due to the reversal in the prior year period of a $1.5 million litigation reserve when the lawsuit was settled, coupled with higher proposal costs, professional services and compensation, plus the inclusion of the additional operational expenses of SERCHI, in which we acquired a majority interest in June 2002.

These increases were partially offset by cost reductions in the North American pari-mutuel business and reduced expenses as a result of the sale of the French lottery business in the third quarter of 2001.

        Depreciation and amortization expense of $27.9 million in the nine months ended September 30, 2002 decreased $9.9 million from $37.8 million in the same period in 2001. Depreciation expense increased $1.1 million in the nine months ended September 30, 2002 from the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries and enhancements to our Leeds, England printing facility. Amortization expense was $10.4 million lower in the nine months ended September 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

        Interest expense of $32.8 million in the nine months ended September 30, 2002 decreased $5.8 million from $38.6 million in the same period in 2001 primarily due to lower average interest rates on the outstanding term loans, plus the effect of lower average debt levels following the third quarter 2002 repurchase of $83.0 million of our 12 1/2% Senior Subordinated Notes. (See "Liquidity, Capital Resources and Working Capital" for a discussion of the 2002 Offering and the repurchase of our 12 1/2% Senior Subordinated Notes.)

Extraordinary Item

        In connection with the redemption of the 12 1/2% Senior Subordinated Notes, we paid the Subordinated noteholders redemption premiums aggregating approximately $11.2 million, and we paid the term loan lenders a fee of approximately $1.0 million to amend the term loan facility to permit us to use the majority of the net proceeds from the equity offering to redeem subordinated debt rather than to pay down the term loans. These fees plus the write-off of approximately $3.5 million of previously deferred financing costs related to the redeemed debt, partially offset by the state income tax benefit of $0.7 million attributable to these expenses, or a total of $14.9 million, were reflected as an extraordinary expense in the accompanying financial statements.

Income Tax Expense

        Income tax expense was $3.3 million in the nine months ended September 30, 2002. The expense primarily reflects foreign and state taxes, partially offset by a $1.1 million reversal of deferred taxes provided in connection with the acquisition of SGHC. The income tax benefit of $0.4 million in the nine months ended September 30, 2001 primarily reflects state taxes and foreign taxes; offset by a $3.2 million reversal of deferred taxes provided in connection with the acquisition of SGHC and an $0.6 million benefit for an anticipated recovery of previously paid federal taxes. The deferred tax benefit was reduced in the nine months ended September 30, 2002, reflecting the above-mentioned changes in accounting for acquired intangible assets. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether our recorded net operating loss valuation allowance of $49.4 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Liquidity, Capital Resources and Working Capital

        In order to finance the acquisition of SGHC and refinance substantially all of our then existing indebtedness, excluding our capital lease and other non-material obligations, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we became a significantly leveraged company. As a result of the acquisition and debt refinancing, we had total indebtedness including capital lease obligations outstanding of approximately

$439.7 million at December 31, 2001. We also recorded a substantial increase in fiscal 2000 in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense.

        On July 2, 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share, and used the net proceeds of approximately $98.5 million to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. As a result of these transactions, our capital structure improved, Standard & Poor's and Moody's upgraded our credit ratings, and we expect to save approximately $11 million per year in interest expense.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations, including, at September 30, 2002, the maintenance of:

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.45. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less a majority of the non-cash amortization costs included in interest expense, (ii) all income taxes paid in cash, (iii) scheduled payments of principal on indebtedness and (iv) certain restricted payments. The amounts described in clauses (i) through (iii) are determined on a consolidated basis for us and our subsidiaries in accordance with accounting principles generally accepted in the United States of America, or GAAP.

  •
  A maximum Consolidated Leverage Ratio of 4.10, was reduced to 3.80 on October 1, 2002, and will be further reduced on the first day of each calendar quarter through January 1, 2007, from which date the ratio shall be 2.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 2.10, which was increased to 2.25 on October 1, 2002, and will be increased on the first day of each calendar quarter through July 1, 2006, from which date the ratio shall be 3.50. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less a majority of the non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Net Worth of $38.7 million plus an amount equal to 75% of the sum of our adjusted consolidated net income for each fiscal quarter for which adjusted consolidated net income is positive. Consolidated Net Worth means, as of any date of determination, the sum of our capital stock and that of our subsidiaries (including convertible preferred stock), plus our paid-in capital (subject to adjustment) and that of our subsidiaries, determined on a consolidated basis in accordance with GAAP, plus certain adjustments associated with the acquisition of SGHC and the financing thereof. As of September 30, 2002, the minimum Consolidated Net Worth required under this covenant was $53.0 million.

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

        Our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-leaseback transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, certain limitations were amended to be less restrictive. Among other changes, the Facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at September 30, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

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

        The Facility, which expires in September 2006, provides for borrowings up to $65.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At September 30, 2002, we had outstanding borrowings of $10.5 million and outstanding letters of credit of $21.3 million under the Facility leaving us with a total availability of $33.2 million as compared to $31.0 million at December 31, 2001. Our ability to continue to borrow under the Facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants. Presently, we have not sought and, therefore, do not have any other financing commitments.

        Our Series A Convertible Preferred Stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of Series A Convertible Preferred Stock. The terms of the Series A Convertible Preferred Stock provide us with the flexibility to satisfy the dividend in cash commencing on September 30, 2002, the date of the ninth quarterly dividend, subject to bank approval. We expect that we will continue to make such payments in-kind.

        Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are (a) personnel and related costs which are expensed as incurred and are included in Operating Expenses-Services in the consolidated statements of operations, and (b) the costs of service contract software which are capitalized as incurred and expensed over the life of their related contracts and included in Amortization of Service Contract Software in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long term obligations or commitments pursuant to these service contracts.

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

        At September 30, 2002, our available cash and borrowing capacity totaled $42.0 million compared to $43.6 million at December 31, 2001. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The decrease in our available cash and borrowing capacity from the levels at December 31, 2001 principally reflects the use of cash on hand to partially fund our wagering systems and other capital expenditures, to reduce accrued liabilities, to make payments of interest accrued on debt, and to fund the $4.1 million acquisition of a majority interest in SERCHI.

        Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2002. Of this amount, $56.9 million was provided from operations and $24.6 million was used as a result of changes in working capital. The working capital changes occurred principally from (i) increases in inventory in anticipation of requirements for equipment, (ii) an increase in accounts receivable due to a terminal sale to a foreign customer, (iii) increases in prepaid assets as a result of the new on-line and instant ticket lottery accounts, (iv) decreases in accrued liabilities due to payments related to the new lottery accounts, inventory, and obligations incurred in connection with the acquisition of SGHC, and (v) the payment of accrued interest. In this period, we invested $19.5 million for wagering systems and capital expenditures, $5.3 million in software expenditures, $4.1 million for a majority interest in SERCHI, and repaid $4.2 million of revolving credit facility loans and $6.2 million of long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and cash on hand. We also received approximately $97.1 million from the 2002 Offering (see Note 6—Capital Stock and Equity Offering) after deducting the underwriting discounts and commissions and estimated offering expenses, and we used the net proceeds to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. In connection with this redemption, we were required to pay the noteholders a premium of approximately $11.2 million and bank amendment fees of approximately $1.0 million.

        A significant portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately

$32.8 million for the nine months ended September 30, 2002, including approximately $1.7 million of non-cash charges. Approximately one-fifth of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $187,000 per year in our interest expense assuming no change in our outstanding borrowings. To reduce the risks associated with fluctuations in the market interest rates and in response to the requirements of our credit facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million. These interest rate swaps obligate us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We have structured these interest rate swap agreements and we intend to structure future interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations.

        We believe that our cash flow from operations, available cash and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our lottery contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Because of financial and economic events that have occurred this past year, such as the September 11 attack, the bond market is experiencing unusual contraction, and we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including the remaining $67.0 million of our 12 1/2% Senior Subordinated Notes, on or before their maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including our revolving credit facility and our 12 1/2% Senior Subordinated Notes, on commercially reasonable terms or at all.

Recent Developments

        On August 20, 2002, we were awarded a contract by the Arizona Lottery to be the exclusive provider of Cooperative Services to the Lottery and to be one of four companies selected to supply instant tickets to the Lottery for an initial five-year term and two one-year extensions. We anticipate that the contract will generate approximately $18.0 million of revenue over the initial five-year term.

        On September 3, 2002, we announced that our subsidiary, Scientific Games Latino America, has been chosen to supply instant ticket games to three Latin American customers: Loteria Nacional de El Salvador; Loteria Nacional de Nicaragua and a private foundation in Mexico, Vamos Mexico. We anticipate that the contracts will generate, in the aggregate, approximately $4 million of revenue over their initial one-year terms.

        On October 31, 2002, we announced that we had uncovered evidence of potential wrongdoing by an employee of Autotote Systems, Inc., our wholly owned pari-mutuel wagering subsidiary, during the course of conducting an internal investigation into the $3 million winning wager on the Breeders' Cup Pick Six—a wager that requires the bettor to select the winners of six consecutive thoroughbred horseraces. The winning wager, placed on Breeders' Cup races held on October 26, 2002 at Arlington Park in Illinois, was processed through Autotote's totalizator system at an off-track wagering location at

Catskill OTB in New York. The employee suspected of wrongdoing was terminated, and we turned over evidence to law enforcement personnel. On November 12, 2002, the terminated employee, along with the holder of the winning wagering tickets and a third person, was charged in U.S. District Court for the Southern District of New York with conspiracy to commit wire fraud. We have been cooperating with regulatory authorities and law enforcement and are vigorously taking steps to resolve the matter. Among other things, steps are already underway to review computer systems and procedures and enhance security in connection with the delivery of totalizator services, including: beginning, within approximately 30 days, the use of independent third-party control systems at all of Autotote's U.S. pari-mutuel facilities (to be provided by eSuccess Solutions and similar to the systems already provided by eSuccess at our U.S. lottery installations); the creation of the new executive position of Chief Security Officer, reporting directly to our Chairman and Chief Executive Officer; the retention of Kroll Inc., the world's leading risk mitigation and security company, to conduct an independent multi-disciplinary review of the Company's risk profile, including information technology and physical security, operational controls, hiring practices and internal compliance, with the intention of promptly implementing, wherever practicable, Kroll's recommendations; and coordinating with the other two U.S. totalizator companies to implement near-term measures to enhance computer security in the industry, and working with Ernst & Young LLP on their industry security study sponsored by the National Thoroughbred Racing Association. Although we believe that the potential losses, if any, that may arise from this matter would not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict with certainty, and there can be no assurance that our business might not be materially affected.

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

        In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all acquisitions except those between two or more mutual enterprises. We do not anticipate acquiring a financial institution and therefore do not expect the adoption of SFAS 147 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2002 approximately one-fifth of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. In the third quarter of 2002 we completed the 2002 Offering and used approximately $83.0 million of the net proceeds to redeem a portion of our 12 1/2% Senior Subordinated Notes. See "Liquidity, Capital Resources and Working Capital."

Principal Amount by Expected Maturity—Average Interest Rate
Expected Maturity Date (dollars in thousands)
September 30, 2002

	2002	2003	2004	2005	2006	There after	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	67,043	67,043	74,820
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$2,800	11,950	14,950	17,200	75,100	155,100	277,100	277,100
Average interest rate	5.12%	5.11%	5.06%	5.03%	5.99%	6.13%	5.91%

        During the third quarter of 2002, we entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which have a notional value of Canadian dollars $17.3 million, have been designated as cash flow hedges. For the three months and nine months ended September 30, 2002, the Company recorded a credit to other comprehensive income (loss) of $0.162 million for the change in the fair value of these foreign exchange instruments.

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

Notional Amount by Expected Maturity—Derivative Financial Instruments
Expected Maturity Date (dollars in thousands)
September 30, 2002

	2002		2003	2004	2005	2006	There after	Total	Fair Value
Interest rate swaps:
Variable to fixed		$—	140,000	—	—	—	—	140,000	135,408
Pay 3-month LIBOR		—	6.52%	—	—	—	—	6.52%
Canadian currency hedge:
Notional value	c$		13,000	4,333	—	—	—	17,333	$162
Exchange rate		—	1.59	1.59	—	—	—	1.59

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

DISCLOSURE CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        As of a date within the 90 days prior to the date of this quarterly report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date in ensuring that all material information required to be included in this quarterly report has been made known to them in a timely fashion.

(b)
Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the valuation date.

44

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended September 30, 2002

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "June 30 Form 10-Q").

        Our Quarterly Report for the quarter ended March 31, 2002 contained disclosure concerning a class action suit filed on behalf of public stockholders of MDI Entertainment, Inc. against multiple parties, including us and MDI, to enjoin our then proposed acquisition of MDI. On May 8, 2002, we and MDI announced that we had mutually and amicably terminated negotiations with respect to that contemplated acquisition. The class action suit was subsequently dismissed upon the filing of a notice of dismissal by the plaintiffs.

Item 2.    Changes in Securities and Use of Proceeds

        As previously reported in the June 30 Form 10-Q, in connection with certain waivers and consents by holders of our Series A Convertible Preferred Stock relating to our public offering of 14,375,000 shares of Class A Common Stock in July 2002, we designated a new series of 2,000 shares of preferred stock, par value $1.00 per share, as Series B Preferred Stock, and in July 2002 we issued an aggregate of 1,237.604 shares of Series B Preferred Stock, pro rata, to the holders of the Series A Convertible Preferred Stock. The Series B Preferred Stock has voting rights that, together with the voting rights of the Series A Convertible Preferred Stock, effectively reduce the aggregate ownership percentage of Series A Convertible Preferred Stock (on an "as-converted" basis) that the holders are required to maintain in order to elect our directors. The threshold for electing four directors was effectively reduced from 25% to 22.5% and the threshold for electing three directors was effectively reduced from 20% to 17.5%. The issuance of the Series B Preferred Stock did not affect the existing 10% and 5% thresholds for electing two directors and one director, respectively. The Series B Preferred Stock does not pay dividends and has a liquidation preference of no more than $2,000 in the aggregate.

        Issuance of shares of Series B Preferred Stock to holders of the Series A Convertible Preferred Stock constitutes a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Stockholders

        The Annual Meeting of our Stockholders was held on September 10, 2002 to elect ten directors, to approve the adoption of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 100,000,000 to 200,000,000, to approve the adoption of our 2002 Employee Stock Purchase Plan, and to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2002. The holders of our Class A Common Stock and our Series A Convertible Preferred Stock at the close of business on August 1, 2002, the record date for the Annual Meeting, voted together as a single class with respect to all matters other than the election of the four directors designated by the holders of the Preferred Stock, Messrs. Antonio Belloni, Rosario Bifulco, Peter A. Cohen and Michael S. Immordino. The holders of the Preferred Stock voted as a separate class with respect to the election of such directors. The holders of 50,612,929 shares of our Class A Common Stock and 1,144,717 shares of our Series A Convertible Preferred Stock, representing a total of 73,058,359 votes of such Common Stock and Preferred Stock on an "as-converted" basis, were present in person or represented by proxy at the Annual Meeting. All matters put before the stockholders were approved as follows:

		For		Withheld	Against	Abstain
Item 1	Election of Directors
	A. Lorne Weil	64,653,082		8,405,277	—	—
	Larry J. Lawrence	72,388,396		669,963	—	—
	Colin J. O'Brien	72,936,036		122,323	—	—
	Eric M. Turner	72,981,536		76,823	—	—
	Sir Brian G. Wolfson	72,164,736		893,623	—	—
	Alan J. Zakon	72,433,896		624,463	—	—
	Antonio Belloni	1,144,717		—	—	—
	Rosario Bifulco	1,144,717		—	—	—
	Peter A. Cohen	1,144,717		—	—	—
	Michael S. Immordino	1,144,717		—	—	—
Item 2	Approval of Amendment to the Restated Certificate of Incorporation(1)	71,192,654	(1)	—	1,817,574	48,131
Item 3	Approval of the Company's 2002 Employee Stock Purchase Plan(2)	72,435,904	(2)	—	555,775	66,680
Item 4	Ratification of KPMG LLP	71,912,857		—	1,100,299	45,203

Item 5.    Other Information

        None.

(1)
Includes a majority of the outstanding shares of our Class A Common Stock and a majority of the outstanding shares of our Series A Convertible Preferred Stock.

(2)
Includes a majority of the outstanding shares of our Series A Convertible Preferred Stock.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.(i)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on September 26, 2002.
10.1	2002 Employee Stock Purchase Plan.
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

    None.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended September 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD
Name:	DeWayne E. Laird
Title:	Vice President & Chief Financial Officer (principal financial and accounting officer)

Dated: November 14, 2002

CERTIFICATION

I, A. Lorne Weil, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Scientific Games Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
/s/ A. LORNE WEIL A. Lorne Weil Chief Executive Officer

CERTIFICATION

I, DeWayne E. Laird, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Scientific Games Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002
/s/ DEWAYNE E. LAIRD Chief Financial Officer

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended September 30, 2002

INDEX TO EXHIBITS

(a) Exhibit Number	Description
3.(i)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on September 26, 2002.
10.1	2002 Employee Stock Purchase Plan.
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION THREE MONTHS ENDED SEPTEMBER 30, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended September 30, 2001 and 2002 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2001 and 2002 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2001 and 2002 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended September 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Nine Months Ended September 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Nine Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2001 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Principal Amount by Expected Maturity—Average Interest Rate Expected Maturity Date (dollars in thousands) September 30, 2002
Notional Amount by Expected Maturity—Derivative Financial Instruments Expected Maturity Date (dollars in thousands) September 30, 2002
DISCLOSURE CONTROLS AND PROCEDURES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended September 30, 2002
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended September 30, 2002 SIGNATURES
CERTIFICATION
CERTIFICATION
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended September 30, 2002
INDEX TO EXHIBITS