Form 10-K
period 2002-12-31
SCIENTIFIC GAMES CORP
filed 2003-03-24
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002,
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of June 28, 2002 the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $297,284,152.

        Common shares outstanding as of March 20, 2003 were 59,460,531.

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2003 Annual Meeting of Stockholders	Part III

EXHIBIT INDEX APPEARS ON PAGE 131

PART I

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

ITEM 1. BUSINESS

Overview

        Unless the context indicates otherwise, all references to "Scientific Games," "we," "our," "ours," "us" and "the Company" refer to Scientific Games Corporation and its consolidated subsidiaries after giving effect to the September 6, 2000 acquisition by Autotote Corporation of Scientific Games Holdings Corp. and to Autotote Corporation and its consolidated subsidiaries prior to the completion of the acquisition. "SGHC" refers to Scientific Games Holdings Corp. and its consolidated subsidiaries, and "Autotote" refers to Autotote Corporation and its consolidated subsidiaries, in each case prior to the completion of the acquisition of SGHC. "International" refers to non-United States jurisdictions. "On-line" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut) and Autotote Nederland B.V. (in The Netherlands). "Handle" is an industry term for dollars wagered.

        On September 6, 2000, Autotote completed the acquisition of SGHC. The acquisition was completed through a merger in which SGHC became our wholly-owned subsidiary at a cost of approximately $308 million in aggregate merger consideration paid to SGHC stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting, and the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The operating results of the SGHC businesses have been included in the consolidated statements of operations from the date of the acquisition.

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

Lottery Group (57% of 2002 revenue)

        We are a leading worldwide provider of services, systems and products to the instant ticket lottery industry based on revenues. We believe that we are the world's only fully integrated lottery service provider, offering on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs to lottery authorities.

        Our instant ticket and related services business is the industry leader in the United States, with approximately 65% of all retail sales. Our instant ticket customers include 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets, and we have sold instant tickets to lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We also provide lotteries with licensed brand products, including Mandalay Bay, National Basketball Association ("NBA"), Harley Davidson and Wheel of Fortune, to name a few. Additionally, we provide lotteries with our probability- based instant lottery tickets, which utilize a patented electronic circuit printed in each ticket to produce a ticket with multiple possible outcomes, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 74% of the revenue of our Lottery Group in 2002.

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

Pari-mutuel Group (19% of 2002 revenue)

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

        In 2002, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a weighted average fee of approximately 0.32% of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (14% of 2002 revenue)

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 27 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 34 OTBs under a contract with an initial term continuing through June 2003. We are currently in negotiations regarding the extension of our license in The Netherlands and believe we will be successful in obtaining such extension. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

Telecommunications Products Group (10% of 2002 revenue)

        We are a leading manufacturer of prepaid phone cards in Europe, which cards entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 20% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations. We sell our prepaid phone cards to phone companies for a per unit price.

Industry Overview

Lottery Market

        Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 40 jurisdictions in the U.S. (including the District of Columbia, Puerto Rico, and the U.S. Virgin Islands) sell instant and on-line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

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

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. We estimate that total worldwide annual Handle in the pari-mutuel business is approximately $116.0 billion. According to the most recent industry statistics, pari-mutuel wagering in the U.S. on thoroughbred racing grew from $9.9 billion in 1994 to $15.1 billion in 2002, a compound annual growth rate of 5.4%. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering is approximately $20 billion.

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

        In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and Internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year-round. Increases in remote Handle have more than offset a decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 86% in 2002. The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $13.0 billion in 2002, a compound annual growth rate of approximately 10.4%.

U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle

Source: Equibase Company LLC; The Jockey Club

        One of the most recent developments in remote wagering is account wagering, whereby a customer deposits money with a licensed account wagering operator and uses the account balance to fund wagers and receive winnings. This enables the customer to place wagers from locations remote to the licensed facility, including via telephone or the Internet. Subject in some jurisdictions to the adoption of the necessary enabling regulations, legislation explicitly permitting account wagering on pari-mutuel wagering has been passed in 15 U.S. states: California, Connecticut, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania and Wyoming. Such legislation has also been passed in Canada, the United Kingdom and other countries.

Prepaid Phone Cards Market

        Prepaid phone cards offer consumers convenient cellular airtime purchases and help to increase the market for cellular services. We believe that the further growth of cellular phone penetration will expand the prepaid phone card business. It is estimated that approximately 50% of all European cellular phone subscribers use prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 20% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Lottery Group

        Our Lottery Group provides instant tickets and related services and lottery systems.

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. In 2001 and 2002, we sold approximately 13.4 billion and 13.9 billion, respectively, 2x4 inch equivalent instant tickets, of which approximately 25% were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through supply contracts.

        The instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some calendars; instant tickets are normally played by removing a coating to determine if they are winning tickets.

        The increased application of computer-based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the printing of instant tickets from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems. We also manufacture instant tickets for promotional games and sell pull-tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc., a manufacturer of pull-tab lottery tickets.

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

        We have contracts for cooperative services with the states of Arizona (which commenced in January 2003), Delaware, Florida, Georgia, Maine, Pennsylvania and South Carolina. Under such contracts, we are paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Once our cooperative services programs are in place, replacement of these contractual arrangements may require the lottery authority to incur large conversion costs to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

        In June 2002, we expanded our presence in Latin America with the purchase of a 65% equity interest in Serigrafica Chilena S.A., a leading supplier of lottery tickets, prepaid phone cards and promotional games in Latin America. This purchase will enable us to expand our share of the Latin American market for both the instant ticket and the prepaid phone card businesses.

        In January 2003, we significantly expanded our offerings of licensed branded lottery products and prize fulfillment and related services with the acquisition of MDI Entertainment, Inc. ("MDI"). MDI has been successful in helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games. Our portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson and Wheel of Fortune, plus many others. We expect that our acquisition of MDI will enable us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate additional revenues.

        Lottery Systems.    We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. This business includes the sale of on-line systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors.

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

        In the U.S., we provide on-line systems and services to seven state lotteries: Connecticut, Iowa, Maine, Montana, New Hampshire, South Carolina and Vermont. We also provide Missouri with a separate instant ticket validation system. Virginia leases SciScan Technology® terminals from us and continues to receive ongoing support. Recent on-line lottery system procurements have requested the capability to support the secure validation of probability-based instant lottery tickets, and we have bid SciScan Technology® terminals both with our on-line systems and through other on-line system providers. SciScan Technology® is a keyless validation system for retailers which significantly reduces the time required for ticket validation while at the same time improving security of the game. SciScan Technology® terminals can be operated on a stand-alone basis or attached to an on-line lottery terminal to validate traditional instant tickets utilizing optical bar code technology, or our proprietary Winner's Choice™ probability-based instant lottery tickets.

        Internationally, we have systems operating in France, The Netherlands, Switzerland, Austria, Australia, Canada, Jamaica, seven states in Germany, and other countries, and we provide on-line system facilities management services to nationwide lotteries in Barbados and the Dominican Republic.

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

United States Lottery Contracts

        The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2003 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our on-line contracts is typically the start-up date. The table also includes instant ticket or on-line retail sales, as applicable, for each state or district.

State/District	Year 2001 State Instant Ticket or On-line Retail Sales (in millions)	Type of Contract*	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$143.7	ITRS	January 2003	January 2008	2 one-year
Colorado	262.2	ITRS	July 2000	June 2004	1 one-year
Connecticut	526.3	ITRS	August 2002	August 2004	3 one-year
Connecticut	360.7	On-line	May 1998	May 2008	none
Delaware	20.4	ITRS	November 2000	November 2005	none
District of Columbia	32.4	ITRS	December 2001	December 2003	3 one-year
Florida	730.9	ITRS	April 1997	September 2008	none
Georgia	1,134.8	ITRS	May 1993	September 2010	none
Idaho (1)	53.7	ITRS	October 1999	October 2003	none
Illinois	613.7	ITRS	June 2002	June 2005	2 one-year
Indiana (2)	325.0	ITRS	January 2002	January 2006	2 one-year
Iowa	74.0	On-line	July 2001	June 2008	3 one-year
Kentucky (2)	282.9	ITRS	September 2002	October 2005	4 one-year
Maine	40.4	On-line	July 2001	June 2007	2 two-year
Maine	111.5	ITRS	July 2001	June 2007	2 two-year
Massachusetts	2,767.1	ITRS	August 1999	August 2003	1 one-year
Minnesota (1)	249.7	ITRS	February 2000	January 2004	1 one-year
Missouri	292.5	ITRS	April 2001	June 2005	1 two-year
Montana	24.1	On-line	March 1999	March 2006	none
New Hampshire	71.1	On-line	July 2000	June 2006	2 two-year
New Jersey (1)	717.6	ITRS	November 2001	October 2006	2 one-year
New Mexico (3)	78.0	ITRS	March 1997	March 2003	none
New York (1)	1,866.2	ITRS	November 2001	November 2004	2 one-year
Ohio	992.2	ITRS	July 2001	June 2003	2 two-year
Oregon (1)	132.4	ITRS	June 1998	June 2004	none
Pennsylvania	694.8	ITRS	April 1997	April 2005	2 one-year
South Carolina (4)	467.7	ITRS	October 2001	October 2004	2 one-year
South Carolina (4)	155.6	On-line	January 2002	December 2007	1 one-year
South Dakota	12.0	ITRS	June 2000	June 2003	2 one-year
Texas	1,718.8	ITRS	September 2002	September 2003	none
Vermont	13.2	On-line	July 2000	June 2006	2 two-year
Virginia (5)	NA	Systems	January 1997	November 2003	4 one-year
Virginia (1)	479.3	ITRS	May 2001	May 2003	5 one-year
Washington	242.5	ITRS	March 2000	March 2004	2 one-year
West Virginia	85.5	ITRS	June 2000	June 2003	2 one-year

(1)
Secondary instant ticket supplier

(2)
Pull-tab sales are included within instant ticket sales.

(3)
A new contract that extends through March 17, 2007, with three one-year renewal options, is in the process of being executed.

(4)
New contract in 2002; ticket sales/on-line retail sales data are estimated.

(5)
Support of previously sold lottery system; fee not based on Handle.

*ITRS = Instant ticket and related services

*Systems = Instant ticket validation systems

Pari-mutuel Group

        We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

        North American Pari-mutuel Operations.    In 2002, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering systems.

        The pari-mutuel wagering systems we provide in North America typically include the terminals that issue the wagering tickets, the central processing unit that calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board that indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. These systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket-issuing terminals used in a system are generally determined by the physical layout and amount of wagering at each facility. We also provide additional software and other support functions.

        In recent years, we have focused on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. Our networks link multiple racetracks, OTBs, and regional networks of racetracks and OTBs to one another via dedicated, secure, high-speed communications channels, enabling operators to capitalize on the growth of the off-track wagering market in a more cost-effective manner. Additionally, when linked to our other regional and national pari-mutuel wagering networks, these networks provide our customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. We believe our established wagering networks will give us a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of our ability to offer customers greater services more efficiently than our competitors. In North America, we currently operate regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, New Jersey, New York, Oregon, Pennsylvania, Texas, Washington, West Virginia, Puerto Rico, British Columbia and Ontario.

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

        We typically receive revenue for our services in North America as a varying percentage of Handle, generally ranging up to approximately 0.55% of the Handle on a particular event (with a weighted average of approximately 0.32% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under our service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility. In addition to the Handle-based fees and minimums, fees for extra equipment and services may be charged, particularly for new terminal models and equipment levels which exceed those originally contracted.

        In addition, we may also receive an "interface fee" of 0.125% or 0.15% of Handle for combining wagers into the "combined pools" of host tracks whose systems we operate, depending on whether we or another vendor provides such wagering services. We hold contracts with most of the U.S.'s premier thoroughbred venues that typically attract the greatest levels of simulcast and remote wagering, and therefore generate the highest interface revenues.

        International Pari-mutuel Operations.    In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators; in other international markets, we provide pari-mutuel services similar to those provided by our pari-mutuel operations in North America. We provide and operate pari-mutuel wagering systems at all of the racetracks in Germany, Ireland, Turkey and Austria, as well as all of the OTBs in Germany, and in January 2003 we were awarded the contract to provide pari-mutuel services to STWK, the Poland racing organization. Our pari-mutuel wagering systems are comparable to those deployed in North America and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. These services are provided under long-term contracts of five to 10 years. We have generally been successful in renewing these contracts.

        In Germany, we have been providing pari-mutuel wagering systems and services to the nine major harness racetracks since 1994, and simulcasting services since January 1998. In September 1999, we began providing both pari-mutuel and simulcasting services to Germany's 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops as a result of our acquisition of selected pari-mutuel assets of Datasport Toto Dienstleistung GmbH & Co KG. In April 1999, we sold a pari-mutuel wagering system and began to provide ongoing maintenance and operating services through 2008 to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In France, we provide pari-mutuel systems and services to approximately 28% of the racetracks in the provinces. In Turkey, we have provided a pari-mutuel system and associated maintenance services to the Turkey Jockey Club since 1995. In 2001, we completed the installation of 1,700 terminals and an ECLIPSE™ software conversion at the Turkey Jockey Club's six racetracks and 1,500 off-track betting agencies.

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

        Simulcasting of races entails the encryption and transmission of an audio/video signal from one of our uplink trucks located at a racetrack to one of five satellite transponders we lease pursuant to long-term contracts, and the retransmission of this signal to other racetracks, OTBs and casinos, where the race signal is received and decoded for viewing. In general, we receive a daily event fee from the racetracks for up-linking the video and audio signals and a monthly fee from racetracks, OTBs and casinos for the use of our decoders.

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

Venue Management Group

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 27 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 34 OTBs under a contract with an initial term continuing through June 2003. We are currently in negotiations regarding the extension of our license in The Netherlands and believe we will be successful in obtaining such extension. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 22% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

        In Connecticut, approximately $221 million was wagered in fiscal 2002 on more than 60 U.S.-based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented several important product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone wagering. Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive is determined by the track where the event is held and varies by type of wager. Our weighted average commission, based on Handle, for our Connecticut operations is approximately 22%. In September 1998, we began providing an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its racebook located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven-year agreement. We believe this racebook is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals.

        In July 1998, we acquired the rights to, and began operating, all on-track and off-track pari-mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2003. We are currently in negotiations regarding the extension of our license in The Netherlands and believe we will be successful in obtaining such extension. We also received additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 10 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing. We currently operate 35 OTB locations throughout The Netherlands, including three sports cafes, and four on-track OTBs, as well as at four tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 32%.

Telecommunications Products Group

        We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 20% of the fragmented European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We invested approximately $22 million in our U.K. operations, in 1999 and 2000, to modernize our facilities and increase our prepaid phone card printing capacity to approximately 700 million cards from a base of approximately 120 million cards before the investments. We sell our prepaid phone cards to phone companies for a per unit price.

        For additional information concerning our business and geographic segments, see Note 19 to the Consolidated Financial Statements.

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

Pari-mutuel Group

        Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. In recent years, there has been continued consolidation of racetrack ownership, which may increase the competitive nature of the contract procurement process. Our contracts for the provision of pari-mutuel systems services in North America are typically for terms of five years. In addition, our ancillary pari-mutuel services, such as simulcasting, are typically provided under one-year contracts. Historically, we have been successful in renewing our largest pari-mutuel contracts as they have come due for renewal.

Venue Management Group

        Our license to provide on-track and off-track services in The Netherlands expires in the year 2003. We are currently in negotiations regarding the extension of our license in The Netherlands and believe we will be successful in obtaining such extension. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the case of Connecticut and The Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operations, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

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

Seasonality

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

        We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, or Pollard, Oberthur Gaming Technologies, or OGT, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., a subsidiary of Canadian Bank Note Company, Ltd. We estimate that the retail sales value of our U.S. customer base was approximately 65% of total U.S. instant ticket retail sales in 2002. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, Pollard, OGT, Creative Games and GPS Honsel.

        Our principal competitors in the U.S. on-line lottery systems business are GTECH Holdings Corporation (with approximately 72% of the U.S. market based on retail sales), Automated Wagering International Inc., or AWI, a subsidiary of International Game Technology, and Interlott Technologies, Inc. GTECH is also our major competitor in the international on-line market with the balance of the market being served by AWI, Interlott Technologies, Inc., EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

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

Telecommunications Products Group

        The market for prepaid phone cards is highly fragmented, but competition comes from other instant ticket lottery printers utilizing similar lottery security and printing technologies, as well as alternative printing and non-printing technologies. Our telecommunications products operations compete with other printing companies on the basis of price, availability, product features and product security. There is competition within our class of products and other technologies to provide the desired functionality. There are alternative technologies such as smart cards or alternative means to provide the funding of telephone services. We are investing in new higher speed and higher capacity printing and packaging technologies that we believe, in combination with our lottery security and logistics expertise, will provide us a competitive advantage in this market. Our competitors in this area include OGT, Schlumberger Limited and Gemplus S.A.

Security

        Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. We constantly assess the adequacy of our security systems to protect against any material loss to any of our customers.

        Notwithstanding the foregoing, our wholly owned pari-mutuel wagering subsidiary, Autotote Systems, Inc. experienced a breach of security by an employee who altered betting data on previously placed wagering tickets—the $3 million "winning" wager on the races constituting the Pick Six at the Breeders' Cup at Arlington Park in Illinois on October 26, 2002, as well as two other multiple-race wagers from earlier in the month. The employee also engaged in a scheme whereby he used his authorized access to duplicate uncashed winning tickets.

        During our review of the Breeders' Cup Pick Six wager, we discovered evidence of the employee's wrongdoing before any financial loss to bettors occurred and immediately terminated the employee. On February 13, 2003, the National Thoroughbred Racing Association's Wagering Technology Working Group and Giuliani Partners jointly issued an interim report that found no irregularities or suspicious circumstances apart from the unlawful activities of the former employee.

        Following the Breeders' Cup incident, we and the other industry totalizator companies agreed to industry-wide security improvements, including the installation of software necessary to scan all wagering pools in connection with multi-race wagers after each race of a multi-race wager. We have completed the installation of that software. We and the other totalizator companies also agreed to permit an audit of our respective computer security and procedures by Ernst & Young. We also engaged Kroll, Inc., a leading worldwide risk mitigation and security company, to conduct a separate review of our physical security, operational controls, hiring practices and internal compliance. In addition, we have independently committed to, and have begun, the deployment of a new control system to operate every one of our totalizator systems. This independent system runs in parallel with our computers, records data in real time and allows for a review by a third party of all data against the live system.

        In 2002, we incurred approximately $1.1 million of costs related to the former employee's malfeasance. Although we believe that any future losses, if any, that may arise from this matter will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict with certainty, and there can be no assurance that our business might not be materially affected or that other security breaches will not occur.

        In our lottery business, we employ numerous security safeguards, including bar coding and providing additional layers of protection in our instant tickets. We have effected security measures in the areas of ticket specifications, production, packaging, delivery, distribution and accounting. We also incorporate computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control, in our data processing and in the computer operations phase. In addition, we also retain a major public accounting firm to perform agreed upon security procedures for each game produced before it is sent to the customer.

        As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Although we have not uncovered any practical, economically feasible way to breach the security of our instant tickets or on-line lottery games that could result in a material loss to any of our customers, no assurances can be given that security breaches will not occur.

Employees

        As of December 31, 2002, we employed approximately 2,780 persons. Most of our U.S. pari-mutuel employees involved in field operations and equipment repairs are represented by the International Brotherhood of Electrical Workers under two separate contracts, extending through October 2005 and May 2004, respectively. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union. Three of our lottery employee groups are represented by a labor union: our employees in Austria are represented by a Worker's Council, which is typical of many European companies; and at the United Kingdom facility, approximately 360 employees are members of the Graphic Print and Media Union.

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

        In December 2000, Congress enacted legislation authorizing patrons to place pari-mutuel wagers, where lawful in each state involved, by "telephone or other electronic media" with off track betting systems in the same or different state. Regulatory authorities continue to review and interpret this legislation, which amended the federal Interstate Horseracing Act of 1978. New legislation may be enacted that would impose other restrictions on telephone and Internet wagering operations, and we are unable to predict whether such interpretations or legislation, if any, would have a material adverse impact on us.

        While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet and state regulators have expressed concerns to us regarding such wagering by their citizens through racetracks serviced by our pari-mutuel wagering systems. We cannot assure you that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that such proceeding, if any, would not have a material adverse impact on us or our business plans. Additionally, although we believe that the December 2000 amendment to the federal Interstate Horseracing Act of 1978 clarifies that account wagering, off-track betting and inter-track simulcasting, as currently conducted by the U.S. horse racing industry, are authorized under U.S. federal law, the amendment may not be interpreted in this manner by all concerned. We cannot assure you that we can continue to conduct our pari-mutuel, account wagering, OTB and race simulcasting operations in all of the jurisdictions in which we currently operate or that a discontinuation of any of these operations would not have a material adverse impact on us or our business plans.

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

Lottery Operations

        At the present time, 40 jurisdictions in the U.S. (including the District of Columbia, Puerto Rico and the U.S. Virgin Islands), all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually fixed by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

        The award of lottery contracts and ongoing operations of lotteries in international jurisdictions also are extensively regulated, although this regulation usually varies from that prevailing in the U.S. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we have, in a number of instances, allied ourselves with local companies when seeking foreign lottery contracts. Laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

Pari—mutuel Wagering

        Forty-three states in the U.S., Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, conduct pari-mutuel wagering on greyhound races. In addition, Connecticut, Rhode Island, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

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

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission, or Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission traditionally has waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue.

        The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is rebuttably presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

        As a consequence of the sale of our Series A convertible preferred stock, in 2000 the Casino Control Act required our subsidiary that held a casino service industry license to relinquish said license upon the closing of that sale and apply anew for licensure. We obtained preliminary approval from the New Jersey Racing Commission and transactional waivers from the Casino Commission that allow us to continue providing services to Atlantic City casinos pending investigation of the new application that we filed and until our subsidiary is relicensed and our directors, officers and certain security holders are qualified. The purchasers of our Series A convertible preferred stock and certain of their directors, officers and shareholders may be required to seek qualification or to seek waiver of qualification. We believe that all the foregoing actions will be satisfactorily concluded in due course. However, there can be no assurance that this will be the case, and our failure to obtain any of the foregoing approvals could have a material adverse effect on us or our business plans.

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB from 13 states to 27 states.

        While in the past we have been the subject of enforcement proceedings instituted by one or more regulatory bodies, we have been able to consensually resolve any such proceedings upon the implementation of remedial measures and/or the payment of settlements or monetary fines to such bodies. However, there can be no assurance that similar proceedings in the future will be similarly resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

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

        In Canada, one of our subsidiaries has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with Ontario's Gaming Control Act, 1992 and by the Alberta Gaming and Liquor Commission in accordance with its Gaming and Liquor Act of Alberta. Another subsidiary has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of Ontario, Alberta and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario, Alberta and Manitoba have the authority to conduct thorough background investigations of us, our officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of our registrations in Ontario, Alberta and Manitoba.

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

        U.S. federal law also affects our video gaming industry activities. The Federal Gambling Devices Act of 1962, or the Devices Act, makes it unlawful for any person to manufacture, deliver or receive gambling devices, including VGMs and VLTs, across interstate lines unless that person has first registered with the Attorney General of the U.S., or to transport such devices into jurisdictions where their possession is not specifically authorized by state law. The Devices Act permits states to exempt themselves from its prohibition on transportation, and several states that authorize the manufacture or use of such devices within their jurisdictions have done so. Certain of our products, such as the PROBE® XLC terminal, are gaming devices subject to the Devices Act and state laws governing such devices. The Devices Act does not apply to machines designed for pari-mutuel wagering at a racetrack, such as our pari-mutuel wagering terminals. We have registered under the Devices Act and believe we are substantially in compliance with all of the Devices Act's record-keeping and equipment identification requirements.

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

        The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off-track pari-mutuel wagering system in Nevada, the operation of an off-track pari-mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act; and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, or Nevada Commission, the Nevada State Gaming Control Board, or Nevada Board, and various local, city and county regulatory agencies.

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

Executive Officers of the Company

        Certain information concerning our executive officers is set forth below:

Name	Age	Position
A. Lorne Weil	57	Chairman of the Board, President and Chief Executive Officer
Martin E. Schloss	56	Vice President, General Counsel and Secretary
DeWayne E. Laird	55	Vice President, Chief Financial Officer and Controller
William J. Huntley	53	Vice President of Lottery Systems
Cliff O. Bickell	60	Vice President of Printed Products
Brooks Pierce	41	Vice President of Pari-mutuel Operations
Robert E. Becker	44	Vice President and Treasurer
Sally Conkright	50	Vice President of Organization Development
Richard M. Weil	48	Vice President of International Business Development

        Our Executive Officers hold office for an indefinite term, subject to the discretion of our Board of Directors.

        A. Lorne Weil has served as a director since December 1989, Chairman of the Board since October 31, 1991, Chief Executive Officer since April 1992, and President since August 1997. Mr. Weil held various senior management positions with Scientific Games Corporation and its subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Inc. from 1982 until it was acquired by the Company in 1989. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992.

        Martin E. Schloss has served as Vice President and General Counsel since December 1992 and Secretary since May 1995. Mr. Schloss also serves as a Vice President and Secretary of most of our subsidiaries. From 1976 to 1992, Mr. Schloss served in various positions in the legal department of General Instrument Corporation, with the exception of a hiatus of approximately one and one-half years.

        DeWayne E. Laird, has served as Vice President and Chief Financial Officer since November 1998 and corporate Controller since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

        William J. Huntley joined the Company in 1973 and has served as Vice President of Lottery Systems, since October 2002 and as President of Scientific Games International, Inc.'s Systems division since September 2000. Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

        Cliff O. Bickell has served as Vice President of Printed Products since October 2002 and as President of the Printed Products division of Scientific Games International, Inc. since the September 2000 acquisition of SGHC. Mr. Bickell joined SGHC in 1995 and he previously served as its Vice President, Treasurer and Chief Financial Officer. Prior to joining SGHC, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration—Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

        Brooks H. Pierce has served as Vice President of Pari-mutuel Operations since October 2002, and as President of Autotote Systems, Inc. since November 1997. Mr. Pierce previously served as Vice President of Autotote Systems, Inc. from November 1991 to November 1997.

        Robert C. Becker has served as Treasurer since October 1996 and as Vice President since April 2001. Prior to joining Scientific Games Corporation, Mr. Becker served as Assistant Treasurer for the Fuller Company from 1990 to 1994.

        Sally L. Conkright has served as Vice President of Organizational Development since October 2002. Ms. Conkright served as Vice President of Converge, L.L.C. from 2001 to 2002, and as Director of Innovation & eLerning for Linkage, Inc. from 2000 to 2001. Ms. Conkright served as Director of Compensation and Benefits for Xerox Corporation from 1999 to 2000 and as Vice President of Human Resources and Public Relations for Xerox New Enterprises from 1997 to 1999.

        Richard M. Weil has served as Vice President of International Business Development since March 2002, and he has also served as Vice President of International Business Development of Scientific Games International, Inc. since October 2000. Previously, he was in charge of international business development for Autotote Systems, Inc. where he started as Vice President of Manufacturing in 1994. Prior to joining Autotote, Mr. Weil was a consultant for strategic planning and corporate development with several firms. Richard M. Weil is the brother of A. Lorne Weil, the Chairman of the Board, President and Chief Executive Officer of the Company.

Access to Public Filings

        We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

         We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports which may be accessed free of charge on our website at the following address: http://www.scientificgames.com/SGCorp/investorrelations.asp. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day.

ITEM 2. PROPERTIES

        The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/leased	Purposes
Corporate	New York, NY	12,000	Leased	Corporate Headquarters
	Christiana, DE	8,000	Leased	Administration
Pari-Mutuel	Newark, DE	63,000	Leased	Administration, operations, warehouse space and manufacturing
	Essen, Germany	12,000	Leased	Administration and operations
	Various	33,000	Leased	Warehouse and office space
	Paris, France	10,000	Owned	Administration and operations
Venue Management	Various cities, CT	53,000	Leased	OTB facilities
	New Haven, CT	2,000	Leased	Administration
	The Netherlands	16,000	Leased	Administration and operations
	Various cities, The Netherlands	44,000	Leased	OTB facilities
	Windsor Locks, CT	39,000	Owned	OTB facility
	New Haven, CT	55,000	Owned	OTB facility, administration and operations
Lottery	Rocky Hill, CT	17,000	Leased	Administration and operations
	Barre, VT	3,100	Leased	Administration
	Concord, NH	5,400	Leased	Administration and operations
	Helena, MT	3,900	Leased	Administration and operations
	Urbandale, IA	35,000	Leased	Administration and operations
	Gardner, ME	10,000	Leased	Administration and operations
	Orlando, FL	50,000	Leased	Administration and operations
	Norcross, GA	27,000	Leased	Warehouse space
	Blythewood, SC	20,000	Leased	Administration and operations
	Ballymahon, Ireland	10,000	Leased	Manufacturing
	Vienna, Austria	46,300	Leased	Administration and operations
	Paris, France	12,000	Leased	Administration and operations
	Various	42,000	Leased	Warehouse space, administration and operations
	Santiago, Chile	73,000	Owned	Administration, operations, warehousing and manufacturing
	Alpharetta, GA	245,000	Owned	Manufacturing
Telecommunication Products	Leeds, England	150,000	Owned	Manufacturing
	Bradford, England	33,000	Leased	Manufacturing and administration

ITEM 3.    LEGAL PROCEEDINGS

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now in liquidation), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in

Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond.

        The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud's demand on the bond was at the surety's risk. In a case brought in U.S. District Court in Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI's view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7 million (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2.4 million, but vacated that part of the judgment awarding approximately $4.6 million based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3.7 million to the Colombian surety. On February 26, 2002, SGI drew upon a $1.5 million letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Colombia remain unresolved.

        In July 2002, a Colombian appellate tribunal denied SGI's motion to dismiss Ecosalud's pending lawsuit against SGI. While SGI's motion is subject to further appeal to the Colombian Council of State, the highest appellate court with jurisdiction over this matter, the proceeding in the lower court, which is in an early stage, will continue during the pendency of the appeal.

        SGI has various defenses on the merits as well as procedural defenses that we plan to assert against Ecosalud's claims. We intend to vigorously pursue these defenses as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        On October 26, 2002, we experienced a breach of security by an employee who altered betting data on the $3 million "winning" wagering ticket on the races constituting the Pick Six at the Breeders' Cup at Arlington Park in Illinois. It was subsequently discovered that the employee, whom we terminated, also altered betting data on two other multiple-race wagers earlier in the month.

        On December 4, 2002, a class action lawsuit (Allard v. Autotote / Scientific Games Corporation, and Does 1-10 (L. A. Superior Court No. BC 286382)) was filed against us in state court in California by a professional Pick Six bettor on behalf of pari-mutuel bettors in the U.S., alleging, among other things, negligence, breach of contract and deceptive trade practices arising from our handling of multiple-race wagers. We removed the case to federal court, and moved to dismiss the lawsuit. In response, the plaintiff agreed to file an amended complaint in an attempt to address some of the deficiencies that were the subject of our motion. That amended complaint has not yet been filed. We believe that the lawsuit lacks merit, and we intend to contest the suit vigorously.

        Also on December 4, 2002, a second class action lawsuit (Cheldin v. Scientific Games Corporation, Autotote Systems, Inc., and Does 1-20 (L. A. Superior Court No. BC 286417)) was filed against us in state court in California by a bettor of the Breeders' Cup Pick Six wager, on behalf of all bettors of such Pick Six wagers. The lawsuit alleged negligence and fraud with respect to our wagering systems in connection with the Breeders' Cup Pick Six. We removed the case to federal court, and our motion to dismiss the complaint is currently pending. We believe that the lawsuit lacks merit, and we intend to contest the suit vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since January 29, 2002, our outstanding common stock has been listed for trading on the Nasdaq National Market under the symbol "SGMS". Our common stock was previously traded on the American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2001 (January 1, 2001—December 31, 2001)
First Quarter	$3.60	$1.95
Second Quarter	5.89	1.94
Third Quarter	5.93	3.00
Fourth Quarter	8.75	3.62
Fiscal 2002 (January 1, 2002—December 31, 2002)
First Quarter	10.05	8.10
Second Quarter	9.97	7.00
Third Quarter	7.99	5.98
Fourth Quarter	8.40	5.55
Fiscal 2003
First Quarter through March 20, 2003	7.41	4.85

        On March 20, 2003, the last reported sale price for our common stock on the Nasdaq National Market was $5.74 per share. There were approximately 1,585 holders of record of our common stock as of March 20, 2003.

        We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our 12 1/2% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined herein) are limited in our ability to pay any cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

        The terms of our outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which are payable in kind in the form of additional shares of such preferred stock until the ninth dividend payment, in September 2002, and thereafter may be paid-in-kind or in cash at the our option. In 2002, we issued an aggregate of 74,000 shares of our Series A Convertible Preferred Stock, pro rata to the holders of such outstanding preferred stock, as quarterly dividend payments on such preferred stock. The Series A Convertible Preferred Stock was originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof. In July 2002, in connection with certain waivers and consents by holders of our Series A Convertible Preferred Stock relating to our 2002 Equity Offering (as defined herein), we authorized 2,000 shares and issued an aggregate of 1,237.6 shares of Series B Preferred Stock in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof. In addition, in December 2002, we issued 900,313 shares of our Class A Common Stock to a holder of our Preferred Stock in connection with the holder's conversion of 45,916 shares of our Series A Convertible Preferred Stock originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof, and without additional consideration.

        For additional information regarding our Series A Convertible Preferred Stock and our Series B Preferred Stock please see Note 13 and Exhibit 3.(i), which exhibit is hereby incorporated by this reference.

        Information on our Common Stock authorized for issuance under equity compensation plans is contained in Item 12 under the caption "Equity Compensation Plan Information". See Notes 13 and 14 to our consolidated financial statements for a description of our employee stock purchase plan and our employee stock option plans, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

        Selected historical financial data presented below as of and for the years ended October 31, 1998, 1999 and 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements, which financial statements have been audited by KPMG LLP, independent auditors. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1998 through 2002, including the acquisition of SGHC since September 6, 2000 and the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI") since June 5, 2002. In connection with the acquisition of SGHC, we changed our fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. As a result, the following summary presents selected financial data for the years ended October 31, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000 and the years ended December 31, 2001 and 2002. These data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and the notes thereto, included in Item 8 of this Annual Report.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

					Two Months Ended	Year Ended	Year Ended
	Years Ended October 31,				December 31,
	1998	(c)1999		(e)2000	2000	2001	2002
Selected Statement of Operations Data:
Operating Revenues:
Services	$135,790	148,660		186,520	57,584	364,567	382,818
Sales	23,523	62,488		46,828	9,007	75,674	72,435

	159,313	211,148		233,348	66,591	440,241	455,253

Costs and Expenses:
Cost of services	88,916	99,496		126,601	39,592	231,285	221,038
Cost of sales	15,739	43,937		29,299	5,547	47,158	47,412
Amortization of service contract software(a)	1,982	2,180		1,765	517	4,366	4,930
Selling, general and administrative	26,205	27,178		35,664	9,902	56,695	63,132	(g)
Depreciation and amortization(k)	27,507	20,009		26,061	8,081	50,843	37,905
Interest expense	15,521	16,177		31,231	8,790	50,363	44,842	(h)
Other (income) expense	(1,064)	15		(456)	(247)	37	636
Loss on sale of businesses	66 (b)	1,600	(d)	—	—	—	—

Total costs and expenses	174,872	210,592		250,165	72,182	440,747	419,895

Income (loss) before income tax expense (benefit) and extraordinary items	(15,559)	556		(16,817)	(5,591)	(506)	35,358
Income tax expense (benefit)	321	177		1,603	(677)	78	(30,193)	(i)

Income (loss) before extraordinary items	(15,880)	379		(18,420)	(4,914)	(584)	65,551
Extraordinary losses	—	—		12,567 (f)	—	—	13,501	(j)

Net income (loss)	(15,880)	379		(30,987)	(4,914)	(584)	52,050
Convertible preferred paid-in-kind dividend	—	—		1,014	1,143	7,051	7,484

Net Income (loss) available to common stockholders	$(15,880)	379		(32,001)	(6,057)	(7,635)	44,566

Basic and diluted income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.44)	0.01		(0.53)	(0.15)	(0.19)	1.16

Diluted income (loss) before extraordinary items available to common stockholders	$(0.44)	0.01		(0.53)	(0.15)	(0.19)	0.82

Basic extraordinary items, net of tax	$—	—		(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax	$—	—		(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders(k)	$(0.44)	0.01		(0.87)	(0.15)	(0.19)	0.89

Diluted net income (loss) available to common stockholders(k)	$(0.44)	0.01		(0.87)	(0.15)	(0.19)	0.65

Weighted average number of shares used in per share calculation:
Basic shares	35,696	36,118		36,928	40,025	40,340	50,221

Diluted shares	35,696	38,343		36,928	40,025	40,340	80,151

Selected Balance Sheet Data (End of Period):
Total assets	$156,500	165,559		647,215	636,967	601,952	673,978
Total long-term debt, including current installments	$158,870	157,144		443,834	440,680	439,735	360,529
Stockholders' equity (deficit)	$(48,638)	(48,219)		34,319	28,153	24,078	184,926

The following notes are an integral part of these selected historical consolidated financial data.

(a)
Reflects the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

(b)
Reflects $66 of unusual loss resulting from the adjustment of the prior sales of our CBS and Tele Control businesses for the fiscal year ended October 31, 1998.

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

(e)
In the fourth quarter of fiscal year ended October 31, 2000, we recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of common stock to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required prefunding of our 12 1/2% Senior Subordinated Notes, and approximately $2,300 of incremental business integration costs as a result of the acquisition of SGHC. We also recorded a $1,135 write-off of its option to purchase Atlantic City Race Course as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded an extraordinary charge of $12,567 in connection with the write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes due August 1, 2004.

(f)
Reflects the write-off of $12,567 of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes.

(g)
Includes approximately $1.1 million of accrued incremental costs associated with the Pick Six matter.

(h)
Includes approximately $3.3 million in debt restructuring charges related to interest rate swaps that were settled in connection with the refinancing of our 2000 Facility.

(i)
Includes an income tax benefit of $34.5 million from the recognition of net operating loss carryforwards at December 31, 2002.

(j)
Reflects the write-off of approximately $10.2 million of deferred financing fees related to the refinancing of the 2000 Facility, the payment of approximately $11.2 million of redemption premium from the repurchase of a portion of the 12 1/2% Senior Subordinated Notes and the payment of approximately $1.1 million in bank fees to permit us to use a majority of the net proceeds from the 2002 Equity Offering to redeem subordinated debt. These charges have been reduced by approximately $9.0 million in income tax benefits.

(k)
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

  The following table compares the pro forma net income (loss) available to common stockholders for the years ended October 31, 1998, 1999, and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, adjusted to reflect the adoption of SFAS 142 as if it had occurred at the beginning of the periods presented, to the reported net income available to common stockholders for the year ended December 31, 2002:

				Two Months Ended	Year Ended	Year Ended
	Years Ended October 31,			December 31,
	1998	1999	2000	2000	2001	2002
	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss) before extraordinary item	$(12,539)	2,610	(15,360)	(3,123)	11,240	65,551

Adjusted income (loss) before extraordinary item available to common stockholders	$(12,539)	2,610	(16,374)	(4,266)	4,189	58,067

Adjusted net income (loss) available to common stockholders	$(12,539)	2,610	(28,941)	(4,266)	4,189	44,566

Adjusted earnings per share amounts — basic and diluted:
Adjusted income before extraordinary item per share available to common stockholders:
Basic	$(0.35)	0.07	(0.44)	(0.11)	0.10	1.16

Diluted	$(0.35)	0.07	(0.44)	(0.11)	0.09	0.82

Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.35)	0.07	(0.78)	(0.11)	0.10	0.89

Diluted	$(0.35)	0.07	(0.78)	(0.11)	0.09	0.65

Shares used in calculating adjusted per share amounts:
Basic	35,696	36,118	36,928	40,025	40,340	50,221

Diluted	35,696	38,343	36,928	40,025	45,412	80,151

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$(15,880)	379	(32,001)	(6,057)	(7,635)	44,566
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	3,341	2,231	3,060	1,791	11,824	—

Adjusted net income (loss) available to common stockholders	$(12,539)	2,610	(28,941)	(4,266)	4,189	44,566

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

        On September 6, 2000, our predecessor company, Autotote Corporation, completed the acquisition of Scientific Games Holding Corporation ("SGHC"). The operating results of SGHC's businesses have been included in the consolidated statements of operations from the date of the acquisition.

        On June 5, 2002, we completed the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, we changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3.9 million in cash and up to $4.4 million in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition.

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

        We operate primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

        Our Lottery Group derives revenues from the sale of instant lottery tickets and related services and the sale or operation of on-line lottery systems. In 2002, our Lottery Group accounted for approximately 65% of all retail sales of instant lottery tickets in the United States. In the instant ticket business, we typically sell our tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold by a state lottery. In the on-line lottery market in the United States, we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets; in international markets, we generally sell our lottery systems to the lottery operators. "On-line" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions.

        Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business is comprised of Autotote's historical Lottery Operations segment as well as SGHC's systems business, both of which include the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business line also includes software, hardware and support service for sports betting and credit card processing systems. We currently operate on-line lottery systems for seven of the 40 on-line lottery authorities in the United States, and we believe we are the second largest on-line lottery provider in Europe.

        Our Pari-mutuel Group is a leading worldwide provider of wagering systems to the pari-mutuel wagering industry, to which we also provide related race broadcasting and telecommunications services. Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment. We provide our systems and services to thoroughbred, harness and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted. We are generally paid a percentage of all racing industry wagers, or Handle, processed by our wagering systems, and we receive a service fee for our satellite communications services on a per event or a monthly subscription basis. In 2002, our systems processed approximately 65% of the estimated $18 billion in pari-mutuel wagering conducted on horse racing in North America.

        Our Venue Management Group includes our Connecticut OTB operations and our Dutch on-track and off-track betting operations.

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

        Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of SGHC in 2000 and, to a lesser extent, the acquisition of 65% of the equity of SERCHI in 2002, both of which were accounted for as purchases, affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements).

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

        We have identified the following as accounting policies critical to us: revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes and management estimates.

Revenue recognition

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

Valuation of long-lived and intangible assets and goodwill

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

  •
  loss of a significant customer.

        When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to a risk-free rate of return, or by a comparison to third party indications of fair market value. At December 31, 2002, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $487 million.

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we ceased amortizing goodwill and intangible assets determined to have indefinite useful lives as of January 1, 2002. Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and SFAS 142 require that we evaluate our existing goodwill and intangible assets and make any necessary reclassifications to conform with the new criteria outlined in SFAS 141 and SFAS 142. We completed our assessment of goodwill and intangible assets in the second quarter of 2002, and we made all necessary reclassifications to goodwill in accordance with the provisions of SFAS 142. No material adjustments were made to the goodwill and intangible assets balances at December 31, 2001. We also evaluated the remaining useful lives of the intangible assets that will continue to be amortized and have determined that no revision to those useful lives is necessary. We are required to test goodwill and our intangible assets with indefinite useful lives for impairment at least annually. We intend to perform this annual impairment test after the completion of our annual financial operating plan which occurs in the fourth quarter of our fiscal year. We completed our annual impairment test for fiscal 2002 with no adjustment required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2002.

Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        We have a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to 2002, we did not recognize any income tax benefits from these losses because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these losses. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, we now believe that it is more likely than not that we will utilize our tax losses to offset future taxable income. As a result, we recorded a deferred tax asset in the fourth quarter of 2002 of approximately $42.4 million by eliminating the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $34.5 million and an income tax benefit as an offset against the extraordinary charges of approximately $7.9 million. Should our expectations for future levels of taxable income not materialize or occur in amounts significantly less than what we have forecasted, some or all of our deferred tax assets may not be recoverable. A significant change in our expectations for future taxable income could have a material affect on our consolidated results of operations and financial position.

Management estimates

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The following analysis compares our results of operations for the year ended December 31, 2002 to the results for the year ended December 31, 2001.

	Year Ended December 31, 2002
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
	(in thousands)
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expense	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs					$18,766

Consolidated operating income					$80,836

Interest expense					$44,842

	Year Ended December 31, 2001
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	33,928	12,131	2,674	1,804	50,537

Segment operating income	$25,499	15,323	12,434	9,706	62,962

Unallocated corporate selling, general and administrative costs					$13,068

Consolidated operating income					$49,894

Interest expense					$50,363

Revenue Analysis

        For the year ended December 31, 2002, revenues of $455.3 million improved $15.0 million or 3.4% overall as compared to the prior year, reflecting an $18.3 million or 5.0% increase in service revenue and a $3.2 million or 4.3% decrease in sales revenue.

        The increase in service revenues in 2002 is primarily attributable to a $15.3 million or 7% increase in revenues in the Lottery Group, of which approximately $5.0 million is attributable to a full year of operation of the Maine and Iowa lotteries which started in mid-2001; approximately $11.0 million is attributable to the startup of the South Carolina Educational Lottery in January 2002; approximately $2.0 million is attributable to continued growth in the instant ticket sales; and approximately $5.0 million is attributable to the acquisition of SERCHI in June 2002. These gains were partially offset by the absence of the French lottery business that was sold in the third quarter of 2001. Cooperative service revenues were down slightly for the year as increased revenues at all of our other customers helped offset the loss of approximately $9.0 million of revenues from the loss of the New York contract, which was awarded to another vendor prior to our acquisition of SGHC. Pari-mutuel Group service revenues increased $1.8 million or 2%, primarily reflecting the additional revenue from the Churchill Downs simulcasting contract in 2002 and increased service fees. Venue Management Group service revenues increased $1.1 million or 2%, of which $0.5 million is attributable to the opening of the Hartford Raceview Center in 2002, plus continued growth in telephone account wagering, partially offset by a full year reduction in the New York Racing Association take-out rate. The balance of the increase is attributable to our Dutch operation, primarily due to higher Handle and a favorable exchange rate.

        The $3.2 million decrease in sales revenues in 2002 is primarily attributable to a $13.9 million decrease in sales revenue in the Pari-mutuel Group reflecting the completion in 2001 of a systems and equipment contract to the Turkey Jockey Club. This decrease was partially offset by a $6.8 million increase in systems and equipment sales revenue in the Lottery Group and a $3.8 million or 9% increase in prepaid phone card sales in the Telecommunications Group reflecting the benefit from a 33% increase in volume, partially offset by product unit price decreases.

Gross Profit Analysis

        Gross profit increased $24.4 million or 16% in 2002 reflecting an improvement of $27.9 million on service revenues, partially offset by a decrease of $3.5 million on lower sales revenues. The increase in service revenues discussed above contributed approximately $8.0 million to this gross margin improvement, with cost control measures contributing an additional benefit of approximately $20.5 million, including benefits of approximately $1.0 million in the Pari-mutuel Group and $1.2 million in the Venue Management Group. In addition, cost control measures amounting to approximately $5.7 million, in addition to increased volume, nearly offset the effect of selling price reductions in the prepaid phone card business.

Expense Analysis

        Selling, general and administrative expenses of $63.1 million in the year ended December 31, 2002 were $6.4 million higher than in the same period in 2001, primarily due to $1.1 million of investigation and other costs attributable to the Pick Six matter (see "Business: Security"), the reversal in the prior year period of a $1.5 million litigation reserve when a lawsuit was settled, coupled with higher proposal costs, professional services and compensation.

        Depreciation and amortization expense, including amortization of service contract software, of $42.8 million in the year ended December 31, 2002 decreased $12.4 million from $55.2 million in the same period in 2001. Depreciation expense increased $1.6 million in the year ended December 31, 2002 from the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $14.0 million lower in the year ended December 31, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

        Interest expense of $44.8 million in the year ended December 31, 2002 decreased $5.5 million from $50.4 million in the same period in 2001, primarily due to lower average debt levels following the third quarter 2002 repurchase of $83.0 million of our 12 1/2% Senior Subordinated Notes, plus the effect of lower average interest rates on our outstanding term loans. In addition, interest expense in the year ended December 31, 2002 included approximately $3.3 million of termination charges relating to the refinancing of our 2000 senior secured credit facility (the "2000 Facility") in December 2002. These charges resulted from the early cancellation of three interest rate swap agreements that we were required to maintain pursuant to the terms of the prior credit facility. (See "Liquidity, Capital Resources and Working Capital" for a discussion of the 2002 Offering, the repurchase of our 12 1/2% Senior Subordinated Notes and the replacement of the 2000 Facility with a new 2002 senior secured credit facility.)

Other Expense

        Other expense of $0.6 million in 2002 consists primarily of foreign currency losses.

Extraordinary Item

        In 2002, we repaid approximately $83.0 million of our outstanding 12 1/2% Senior Subordinated Notes and refinanced the 2000 Facility. As a result, we recorded extraordinary charges aggregating approximately $22.5 million related to the redemption premium paid in the amount of approximately $11.2 million on the redeemed Notes; the $1.1 million fee paid to the term loan lenders to permit us to use the majority of the net proceeds from our 2002 Equity Offering to redeem the Notes; and the write off of approximately $10.2 million of previously deferred financing costs. These extraordinary charges were partially offset by federal and state income tax benefits of approximately $9.0 million attributable to these expenses. The resultant total of approximately $13.5 million was reflected as an extraordinary expense in the accompanying consolidated financial statements.

Income Tax Expense

        We recorded an income tax benefit of approximately $39.2 million in the year ended December 31, 2002, of which approximately $9.0 million was reflected as an offset against the extraordinary charges discussed above. We have a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to 2001, we did not recognize any income tax benefits from these losses because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these losses. In 2001, we recognized operating loss carryforwards in the amount of $2.6 million plus the reversal of $3.7 million of deferred tax liabilities provided in connection with the acquisition of SGHC. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, we now believe that it is more likely than not that we will utilize our tax losses to offset future taxable income considering any limitations on the use of our tax losses imposed by the Internal Revenue Code of 1986. As a result, we recorded a deferred tax asset in the fourth quarter of 2002 of approximately $42.4 million by eliminating the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $34.5 million and an income tax benefit as an offset against the extraordinary charges of approximately $7.9 million. As a result of our recognition of the income tax benefit of the net operating loss carryforward in 2002, the financial statement income tax provision is expected to increase from approximately 15% in 2002 to approximately 34% in 2003; however, we anticipate that our cash tax rate in 2003 will be approximately 18% as a result of utilizing some of our tax losses to offset taxes that would otherwise be payable.

        In the year ended December 31, 2001, we recorded an income tax expense of $0.08 million. Federal, state and foreign taxes were mostly offset by the usage of existing net operating loss carryforwards in the amount of $2.6 million plus the reversal of deferred tax liabilities provided in connection with the acquisition of SGHC. No current tax benefit was recognized in the year ended December 31, 2001 on the then remaining value of the domestic net operating loss carryforwards.

Year Ended December 31, 2001 Compared to Pro Forma Year Ended December 31, 2000

        On September 6, 2000, we completed the acquisition of SGHC. The operating results of SGHC's businesses have been included in the consolidated statements of operations from the date of the acquisition. Because the acquisition of SGHC had such a significant effect on our business and because we also changed our year end reporting date, we do not believe that a comparison of the actual results for the year ended December 31, 2001 to the actual results for the year ended October 31, 2000 is meaningful. Therefore, the following analysis compares our results of operations for 2001 to the pro forma results for the year ended December 31, 2000, as if SGHC had been acquired at the beginning of 2000.

	Year Ended December 31, 2001
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	33,928	12,131	2,674	1,804	50,537

Segment operating income	$25,499	15,323	12,434	9,706	62,962

Unallocated corporate selling, general and administrative costs					$13,068

Consolidated operating income					$49,894

Interest expense					$50,363

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
	(in thousands)
Service revenues	$199,692	79,776	61,987	—	341,455
Sales revenues	26,973	16,583	—	39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Cost of service	136,464	47,413	44,937	—	228,814
Cost of sales	19,908	8,894	—	22,705	51,507
Amortization of service contract software	1,218	1,137	—	—	2,355

Total operating expenses	157,590	57,444	44,937	22,705	282,676

Gross profit	69,075	38,915	17,050	16,941	141,981
Selling, general and administrative	33,864	12,869	2,914	5,601	55,248
Depreciation and amortization	27,891	15,762	2,802	1,633	48,088

Segment operating income	$7,320	10,284	11,334	9,707	38,645

Unallocated corporate selling, general and administrative costs					$14,892

Consolidated operating income					$23,753

Interest expense					$50,978

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

Liquidity, Capital Resources and Working Capital

        In order to finance the acquisition of SGHC in 2000 and refinance substantially all of our then existing indebtedness, we conducted a series of financings in September 2000, which significantly changed our capital structure and significantly increased our leverage.

        In 2002, we initiated a debt reduction program. In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the "2002

Offering"), and used the net proceeds of approximately $98.4 million (prior to deducting underwriting discounts, commissions and offering expenses), to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. As a result of these transactions, our capital structure improved, and Standard & Poors Ratings Group and Moody's Investors Service, Inc. upgraded our credit ratings. In December 2002, we replaced our existing senior secured credit facility (the "2000 Facility"), with a new senior secured credit facility (the "2002 Facility"), consisting of a $50.0 million revolving credit facility due 2006 that can be increased to $70.0 million, and a $290.0 million Term B Loan due 2008. As a result of the 2002 debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2002 Facility contains certain covenants that, among other things, limits our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the credit agreement governing the 2002 Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 4.00, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2008 the ratio shall be 3.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 2.50, which will be increased on the first day of each calendar quarter through July 1, 2004, from which date until December 2008 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.65 which will be increased on the first day of each calendar quarter through July 1, 2005, from which date until December 2008 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.25, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2008 the ratio shall be 2.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at December 31, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        The 2002 Facility provides for borrowings up to $50.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At December 31, 2002, we had outstanding letters of credit of $21.8 million, but no outstanding borrowings under the 2002 Facility, leaving us with a total availability of $28.2 million as compared to $31.0 million at December 31, 2001. Our ability to continue to borrow under the Facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants. Presently, we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations as set forth in the table below.

	Cash Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Long term debt, 12 1/2% notes and 2002 Facility	$357,043	2,900	5,800	5,800	342,543
Other long term debt	3,486	965	974	851	696
Operating leases	41,376	10,630	20,185	6,136	4,425

Total contractual cash obligations	$401,905	14,495	26,959	12,787	347,664

        Our Series A Convertible Preferred Stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of preferred stock. The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash commencing on September 30, 2002, subject to bank approval. We expect that we will continue to make such payments in-kind; accordingly, this obligation has not been reflected in the table above.

        Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses-Services in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short term or long-term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel and on-line lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to obtain additional financing at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2003, we anticipate that capital expenditures and software expenditures will be approximately $35.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2004 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as needed basis. We presently have no inventory purchase obligations.

        In connection with our 2002 debt reduction program, we received approximately $96.4 million from the 2002 Offering after deducting the underwriting discounts and commissions and estimated offering expenses, and we used the net proceeds to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. In connection with this redemption, we were required to pay the noteholders a premium of approximately $11.2 million and bank amendment fees of approximately $1.1 million. We also replaced our 2000 Facility with a new 2002 Facility. Of the $290.0 million in proceeds from the new 2002 Facility, $264.9 million was used to repay long term debt, $0.9 million was used to pay accrued interest, $5.4 million was used to pay related fees, and $4.8 million was used to pay amounts due on interest rate swap agreements.

        At December 31, 2002, our available cash and borrowing capacity totaled $63.1 million compared to $43.6 million at December 31, 2001. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The increase in our available cash and borrowing capacity from the December 31, 2001 level principally reflects the impact of the December 2002 senior secured debt refinancing, and the use of cash on hand to fund our wagering systems and other capital expenditures. Net cash provided by operating activities was $69.9 million for the year ended December 31, 2002. Of this amount, $75.6 million was provided by operations and $5.7 million was used for changes in working capital. The working capital changes occurred principally from decreases in accounts payable, accrued liabilities, and primarily accrued interest as a result of the December 2002 senior secured debt refinancing.

        For the year ended December 31, 2002, we spent $31.0 million for wagering systems and capital expenditures, $9.2 million in software and $4.1 million for a majority ownership in SERCHI. These cash expenditures were funded primarily with net cash provided by operating activities and cash on hand. In addition, we capitalized $5.4 million of fees related to the 2002 Facility.

        A portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately $44.8 million for the year ended December 31, 2002 including approximately $2.3 million of non-cash charges. As a result of the 2002 debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant. Approximately, 81% of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $365,000 per year in our interest expense assuming no change in our outstanding borrowings. In 2002, prior to the refinancing of our 2000 Facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million in response to the requirements of our 2000 Facility. These interest rate swaps obligated us to pay a fixed LIBOR rate and entitle us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We structured these interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations. These swap contracts were terminated when we refinanced the 2000 Facility, and accordingly, approximately $3.2 million of cost was charged to interest expense in 2002.

        We believe that our cash flow from operations, available cash and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our lottery contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our 12 1/2% Senior Subordinated Notes, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including our revolving credit facility and our 12 1/2% Senior Subordinated Notes, on commercially reasonable terms or at all.

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

        SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt SFAS 145, effective January 1, 2003. We are currently evaluating the impact that the adoption of SFAS 145 will have on our consolidated operations and financial position, however it will be necessary in future years' reports for us to reclassify the extraordinary losses to other income/deductions, pursuant to SFAS 145.

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

Recent Developments

        On February 20, 2003, the New Mexico Lottery Authority board of directors approved us as the choice for the lottery authority's instant ticket and related services contract. We anticipate that the contract will generate approximately $5.3 million of revenue over its four-year term.

        On January 17, 2003, we completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares were converted into the right to receive $1.60 per share, in cash. The acquisition will be accounted for using the purchase method of accounting. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2002, our pro forma operating results for the year ended December 31, 2002 would not have been materially different from our actual reported results.

        On January 9, 2003, we announced that we were awarded the contract to provide pari-mutuel services to STWK, the Poland racing organization. We anticipate that the contract will generate approximately $4.0 million of revenue over the its ten-year term, plus up to an additional $3.0 million of revenue relating to a significant expansion of the racing organization's OTB network and simulcasting systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes from any single event would materially affect our financial position.

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

        For fiscal 2002, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2003, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2002 approximately one-fifth of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. In the third quarter of 2002 we completed the 2002 Offering and used approximately $83.0 million of the net proceeds to redeem a portion of our 12 1/2% Senior Subordinated Notes. In the fourth quarter of 2002 we replaced our senior secured credit facility with a new facility consisting of a revolving credit facility due 2006 that is initially $50.0 million and can be increased to $70.0 million and a $290.0 million Term B Loan due 2008. (See "Liquidity, Capital Resources and Working Capital.")

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2002
Expected Maturity Date
(dollars in thousands)

	2003	2004	2005	2006	2007	There after	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	67,043	67,043	77,770
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$3,865	3,543	3,316	3,304	3,228	276,229	293,486	293,486
Average interest rate	5.73%	5.32%	4.98%	4.99%	4.97%	4.92%	4.94%

        During 2002, we entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which have a notional value of 47.7 million Canadian dollars at December 31, 2002, have been designated as cash flow hedges. For the year ended December 31, 2002, we recorded a credit to other comprehensive income (loss) of $0.4 million for the change in the fair value of these foreign exchange instruments.

        The following table provides notional amounts and interest rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Canadian Currency Hedge
December 31, 2002
(dollars in thousands)

	2003	2004	2005	2006	2007	There after	Total	Fair value
Canadian currency hedge:
Notional U.S. $ amount	$27,440	2,725	—	—	—	—	30,165	352
Exchange rate	1.58	1.59	—	—	—	—	1.58	—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K (Page)
Independent Auditors' Report	58
Consolidated Financial Statements:
Balance Sheets as of December 31, 2001 and 2002	59
Statements of Operations for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	60
Statements of Stockholders' Equity and Comprehensive Income (Loss) for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	61
Statements of Cash Flows for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	62
Notes to Consolidated Financial Statements	64
Schedule:
II. Valuation and Qualifying Accounts	121

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

KPMG LLP
Short Hills, New Jersey February 21, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002
(in thousands, except per share amounts)

	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$12,649	34,929
Accounts receivable, net of allowance for doubtful accounts of $3,889 and $3,772 in 2001 and 2002, respectively	50,410	53,260
Inventories	19,547	20,535
Prepaid expenses, deposits and other current assets	15,537	22,654

Total current assets	98,143	131,378

Property and equipment, at cost	364,837	404,685
Less accumulated depreciation	168,049	203,819

Net property and equipment	196,788	200,866

Goodwill, net	195,255	199,926
Operating right, net	11,681	14,020
Other intangible assets, net	48,473	43,802
Other assets and investments	51,612	83,986

Total assets	$601,952	673,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	3,865
Accounts payable	26,632	23,888
Accrued liabilities	51,118	53,513
Interest payable	8,381	3,597

Total current liabilities	95,568	84,863

Deferred income taxes	28,568	25,207
Other long-term liabilities	23,440	22,318
Long-term debt, excluding current installments	430,298	356,664

Total liabilities	577,874	489,052

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,220 and 1,248 shares outstanding at December 31, 2001 and 2002, respectively	1,220	1,248
Series B preferred stock, par value $1.00 per share, 2 shares authorized, none and 1.238 shares outstanding at December 31, 2001 and 2002, respectively	—	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 41,203 and 59,375 shares outstanding at December 31, 2001 and 2002, respectively	412	594
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	384,927
Accumulated losses	(242,545)	(197,979)
Treasury stock, at cost	(135)	(3,539)
Accumulated other comprehensive loss	(10,384)	(326)

Total stockholders' equity	24,078	184,926

Total liabilities and stockholders' equity	$601,952	673,978

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands, except per share amounts)

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Operating revenues:
Services	$186,520	57,584	364,567	382,818
Sales	46,828	9,007	75,674	72,435

	233,348	66,591	440,241	455,253

Operating expenses (exclusive of depreciation and amortization shown below):
Services	126,601	39,592	231,285	221,038
Sales	29,299	5,547	47,158	47,412
Amortization of service contract software	1,765	517	4,366	4,930

	157,665	45,656	282,809	273,380

Total gross profit	75,683	20,935	157,432	181,873
Selling, general and administrative expenses	35,664	9,902	56,695	63,132
Depreciation and amortization	26,061	8,081	50,843	37,905

Operating income	13,958	2,952	49,894	80,836
Other (income) deductions:
Interest expense	31,231	8,790	50,363	44,842
Other (income) expense	(456)	(247)	37	636

	30,775	8,543	50,400	45,478

Income (loss) before income tax expense (benefit) and extraordinary items	(16,817)	(5,591)	(506)	35,358
Income tax expense (benefit)	1,603	(677)	78	(30,193)

Income (loss) before extraordinary items	(18,420)	(4,914)	(584)	65,551
Extraordinary items—early retirement of debt, net of income tax benefit	12,567	—	—	13,501

Net income (loss)	(30,987)	(4,914)	(584)	52,050
Convertible preferred stock paid-in-kind dividend	1,014	1,143	7,051	7,484

Net income (loss) available to common stockholders	$(32,001)	(6,057)	(7,635)	44,566

Basic and diluted net income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.15)	(0.19)	1.16

Diluted income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.15)	(0.19)	0.82

Basic extraordinary items, net of tax benefit	$(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax benefit	$(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders	$(0.87)	(0.15)	(0.19)	0.89

Diluted net income (loss) available to common stockholders	$(0.87)	(0.15)	(0.19)	0.65

Weighted average number of shares used in per share calculations:
Basic shares	36,928	40,025	40,340	50,221

Diluted shares	36,928	40,025	40,340	80,151

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands)

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Common stock:
Beginning balance	$364	399	402	412
Issuance of Class A common stock, net of issuance expenses	—	—	—	144
Issuance of Class A common stock in stock options and warrant exercises	35	3	10	29
Issuance of Class A common stock on conversion of Series A and B preferred stock	—	—	—	9

Ending balance	399	402	412	594

Series A Convertible and Series B Preferred stock:
Beginning balance	—	1,132	1,149	1,220
Issuance of 1,128 shares of Series A convertible preferred stock, net of issuance expenses	1,128	—	—	—
Issuance of Series A convertible preferred stock as paid-in-kind dividend	4	17	71	74
Issuance of Series B preferred stock	—	—	—	1
Conversion of Series A and B preferred stock to Class A common stock	—	—	—	(46)

Ending balance	1,132	1,149	1,220	1,249

Additional paid-in capital:
Beginning balance	149,622	264,959	266,888	275,510
Issuance of Class A common stock, net of issuance expenses	1,079	188	1,070	96,336
Issuance of Series B preferred stock	—	—	—	(1)
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	—	—	—	37
Issuance of Series A convertible preferred stock, net of issuance expenses	105,673	1,698	6,979	7,410
Issuance and exercise of stock options and warrants	8,321	—	305	5,294
Deferred compensation	264	43	268	341

Ending balance	264,959	266,888	275,510	384,927

Accumulated losses:
Beginning balance	(196,852)	(228,853)	(234,910)	(242,545)
Net income (loss)	(30,987)	(4,914)	(584)	52,050
Convertible preferred stock paid-in-kind dividend	(1,014)	(1,143)	(7,051)	(7,484)

Ending balance	(228,853)	(234,910)	(242,545)	(197,979)

Treasury stock:
Beginning balance	(102)	(102)	(102)	(135)
Purchases of Class A common stock	—	—	(33)	(3,404)

Ending balance	(102)	(102)	(135)	(3,539)

Accumulated other comprehensive loss:
Beginning balance	(1,251)	(3,216)	(5,274)	(10,384)
Other comprehensive income (loss)	(1,965)	(2,058)	(5,110)	10,058

Ending balance	(3,216)	(5,274)	(10,384)	(326)

Total stockholders' equity	$34,319	28,153	24,078	184,926

Comprehensive income (loss):
Net income (loss)	$(30,987)	(4,914)	(584)	52,050
Other comprehensive income (loss):
Minimum pension liability adjustment	(5)	—	38	(2,261)
Foreign currency translation adjustment	(2,277)	1,611	(296)	4,758
Cash flow hedges	—	(2,364)	(7,816)	(1,193)
Reclassification adjustments for (gains)/losses reclassified into operations	—	(31)	2,962	8,654
Unrealized gain on investments	317	(1,274)	2	100

Other comprehensive income (loss)	(1,965)	(2,058)	(5,110)	10,058

Comprehensive income (loss)	$(32,952)	(6,972)	(5,694)	62,108

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands)

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(30,987)	(4,914)	(584)	52,050

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,826	8,598	55,209	42,835
Change in deferred income taxes, net of effects of businesses acquired	120	(1,301)	(1,812)	(37,302)
Non-cash interest expense	8,735	384	2,435	2,298
Extraordinary items, net of income tax benefit	12,567	—	—	13,501
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,605	(1,621)	4,030	358
Inventories	4,681	(2,722)	7,707	8
Accounts payable	(4,351)	4,601	(533)	(4,206)
Accrued liabilities	764	(2,915)	(5,620)	(3,383)
Other	(2,552)	1,918	1,579	3,695

Total adjustments	56,395	6,942	62,995	17,804

Net cash provided by operating activities	25,408	2,028	62,411	69,854

Cash flows from investing activities:
Capital expenditures	(6,131)	(3,301)	(7,398)	(15,880)
Wagering systems expenditures	(28,915)	(2,802)	(39,095)	(15,137)
Change in other assets and liabilities	(6,195)	(2,419)	(9,591)	(14,131)
Business acquisitions, net of cash acquired	(316,242)	—	—	(4,104)

Net cash used in investing activities	(357,483)	(8,522)	(56,084)	(49,252)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	11,250	(2,250)	5,750	(14,750)
Proceeds from issuance of long-term debt	442,522	—	—	291,335
Payments on long-term debt	(201,362)	(1,324)	(6,573)	(357,463)
Payment of financing fees	(16,792)	—	—	(17,531)
Net proceeds from issuance of common stock	1,114	202	1,046	98,398
Net proceeds from issuance of convertible preferred stock	106,378	—	—	—

Net cash provided by (used in) financing activities	343,110	(3,372)	223	(11)

Effect of exchange rate changes on cash	(794)	1,046	(389)	1,689

Increase (decrease) in cash and cash equivalents	10,241	(8,820)	6,161	22,280
Cash and cash equivalents, beginning of period	5,067	15,308	6,488	12,649

Cash and cash equivalents, end of period	$15,308	6,488	12,649	34,929

See accompanying notes to consolidated financial statements.

Non-cash investing and financing activities

        For the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002

        See Notes 10, 11 and 13 for a description of the write-off of deferred financing fees, capital lease transactions and the issuance of common stock warrants to the Company's financial advisors in connection with their services in 2000.

Supplemental cash flow information

        Cash paid during the period for:

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Interest	$22,177	1,662	50,659	47,676
Income taxes, net of refunds	$2,413	1,585	300	3,707
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,014	1,143	7,051	7,484

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

        Lottery Group—encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant ticket services such as game design, sales and marketing support, retailer telemarketing and field services. The Company also provides on-line lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and on-line lottery games, point-of-sale terminal hardware which connect to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items. The Company's lottery products and services are provided primarily to domestic and international governmentally sanctioned lotteries worldwide.

        Pari-mutuel Group—includes all aspects of the Company's pari-mutuel service business, which encompass its North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. The Company is a leading worldwide provider of computerized pari-mutuel wagering. The Company is one of the leading providers of simulcasting services to the racing industry in the United States and Europe.

        Venue Management Group—the Company owns and operates off-track betting operations ("OTBs") in Connecticut and is the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in The Netherlands.

        Telecommunication Products Group—through its United Kingdom based operations, the Company manufactures prepaid phone cards incorporating its superior lottery derived proprietary technology to create highly secure, paper-based, prepaid phone cards for the international cellular telephone markets.

        In 2000, the Company elected to change the date of its fiscal year end to December 31. As a result, a transition period for the two months ended December 31, 2000 was previously reported on a transition report on Form 10-Q and is also presented herein. The consolidated balance sheets have been prepared at December 31, 2001 and 2002. The statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present information for the year ended October 31, 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002.

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

(d) Inventories

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

(e) Property and Equipment

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

(f) Deferred Installation Costs

        Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $17,113 and $18,532 at December 31, 2001 and 2002, respectively.

(g) Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, Business Combinations ("SFAS 141"), and Statement 142, Goodwill and Other Intangible Assets ("SFAS 142"), and in August 2001 the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS 142 requires, commencing January 1, 2002, that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be evaluated for impairment on an annual basis. SFAS 144 requires that intangible assets with definite useful lives continue to be amortized over their useful lives, but be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company adopted these statements upon issuance, thus all amortization related to goodwill and intangible assets with indefinite useful lives ceased as of January 1, 2002. The Company performs the impairment tests for goodwill and intangible assets with indefinite useful lives on an annual basis at the end of its fiscal year. (see Note 6).

(h) Other Assets and Investments

        The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products and for use in its wagering service contracts that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. These capitalized costs are amortized on the straight-line basis over their useful lives. The Company adopted the provisions of SFAS 141, SFAS 142, and SFAS 144 upon issuance by the FASB and has performed an evaluation of the assets that have been acquired in prior business combinations. Certain reclassifications have been made to comply with the provisions of the new Statements. As a result, amortization of certain reclassified intangible assets has been ceased. In accordance with the new Statements, an evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. See Note 6 for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

(i) Impairment of Long-Lived Assets and Acquired Intangible Assets

        The Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The amount of impairment of other long-lived assets (excluding goodwill) is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(j) Revenue Recognition

        Revenues from pari-mutuel wagering services, on-line lottery systems services, cooperative service arrangements, certain instant ticket contracts and the operation of off-track betting venues is recognized based on a percentage of amounts wagered pursuant to the terms of the contract. Simulcasting and telecommunication service revenue is recognized as services are performed. Costs incurred in connection with the manufacture, installation, and integration of terminals, software and telecommunications configurations are initially capitalized and amortized on a straight line basis over the term of the contract. Costs of providing operating services are charged to operations in the period incurred. Revenues from sales of products including instant tickets, prepaid phone cards and stand alone terminals are recognized when shipped and the customer takes ownership and assumes risk of loss.

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

(k) Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Foreign Currency Translation

        Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations.

(m) Stock-Based Compensation

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no stock option related compensation expense has been recognized for a substantial majority of its stock-based compensation plans. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the consolidated results of operations or financial position of the Company for fiscal 2002 and is not expected to have an impact on the consolidated results of operations or financial position of the Company in future periods as the Company expects to continue to apply the intrinsic value based method prescribed by APB 25.

        Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated in the table below.

        Pro forma net income (loss) and income (loss) per basic and diluted share were:

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Net income (loss) available common stockholders as reported	$(32,001)	(6,057)	(7,635)	45,566
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2,263)	(313)	(2,611)	(2,630)

Pro forma net income (loss) available to common stockholders	$(34,264)	(6,370)	(10,246)	42,936

Net income (loss) available to common stockholders per basic share:
As reported	$(0.87)	(0.15)	(0.19)	0.89

Pro forma	$(0.93)	(0.16)	(0.25)	0.74

Net income (loss) available to common stockholders per diluted share:
As reported	$(0.87)	(0.15)	(0.19)	0.65

Pro forma	$(0.93)	(0.16)	(0.25)	0.61

(1)
The amounts for year 2002 are net of income tax benefit. No adjustments were made for income tax benefit in prior periods as the Company was not in a position to utilize the tax benefits of prior period operating losses.

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $3.44 in fiscal 2000, $4.72 in fiscal 2001 and $6.75 in fiscal 2002 and the following weighted average assumptions: risk-free interest rate of 6.3% for fiscal 2000, 4.9% for fiscal 2001, and 4.2% for fiscal 2002; expected option life of 7.0 years for fiscal 2000, 2001 and 2002; volatility of 55% for 2000, 76% for fiscal 2001 and 74% for fiscal 2002: and no dividend yield in any year. The average fair values of options granted during fiscal years 2000, 2001, and 2002 were $2.15, $3.48 and $4.82, respectively.

(n) Financial Statement Preparation

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

(o) Comprehensive Income (Loss)

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

(p) Derivative Instruments and Hedging Activities

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities ("SFAS 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and SFAS 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS 133 and SFAS 138 on November 1, 2000.

        The Company's principal derivative instruments in 2001 were interest rate swaps which allowed the Company to reduce its exposure to variability in interest payments due to changes in interest rates on its variable rate, long-term debt obligations. These interest rate swaps were cancelled in connection with the December 2002 debt refinancing (see Note 9). During 2002, the Company entered into several derivative contracts to hedge part of the Company's foreign currency exposure with respect to future cash receipts under a contract with the Ontario Lottery Commission. These derivative instruments have been designated as cash flow hedges and recorded on the balance sheet at their respective fair values as prescribed by SFAS 133 and 138.

        All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid or received related to its long-term debt obligation or customer contract, respectively ("cash flow"). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific components of its long-term obligations and contract cash receipts. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

(2) Basic Income (Loss) Per Common Share and Diluted Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2002, the Company had common stock options, warrants, Performance Accelerated Restricted Stock Units (representing shares of deferred stock) and Series A convertible preferred stock which could potentially dilute basic earnings per share in the future (see Notes 13 and 14).

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) available to common stockholders per common share for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002:

		Two Months ended
			Years Ended
	Year Ended October 31,
		December 31,
	2000	2000	2001	2002
Income (loss) (numerator)
Net income (loss) available to common stockholders	$(32,001)	(6,057)	(7,635)	44,566
Add back extraordinary items, net of tax benefit	12,567	—	—	13,501

Income (loss) before extraordinary items available to common stockholders (basic)	(19,434)	(6,057)	(7,635)	58,067

Add back preferred stock paid-in-kind dividend (1)	—	—	—	7,484
Income (loss) before extraordinary items and preferred stock dividend available to common stockholders (diluted)	$(19,434)	(6,057)	(7,635)	65,551

Extraordinary items, net of tax benefit (basic and diluted)	$12,567	—	—	13,501

Net income (loss) after extraordinary items available to common stockholders (basic)	$(32,001)	(6,057)	(7,635)	44,566
Add back preferred stock paid-in-kind dividend (1)	—	—	—	7,484

Net income (loss) after extraordinary items without preferred stock dividend available to common stockholders (diluted)	$(32,001)	(6,057)	(7,635)	52,050

Shares (denominator)
Basic weighted average common shares outstanding	36,928	40,025	40,340	50,221
Effect of diluted securities—stock options, convertible preferred shares and deferred shares (2)(3)	—	—	—	29,930
Diluted weighted average common shares outstanding	36,928	40,025	40,340	80,151

Basic and Diluted per share amounts
Basic income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.15)	(0.19)	1.16

Diluted income (loss) before extraordinary items available to common stockholders (2)(3)	$(0.53)	(0.15)	(0.19)	0.82

Basic extraordinary items, net of tax benefit	$(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax benefit (3)	$(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders	$(0.87)	(0.15)	(0.19)	0.89

Diluted net income (loss) available to common stockholders (3)	$(0.87)	(0.15)	(0.19)	0.65

(2)	Basic Income (Loss) Per Common Share and Diluted Income (Loss) Per Common Share

(1)
Series A Convertible Preferred Stock paid-in-kind dividend is included in the calculation of diluted net income per share in the year ended October 31, 2000, the two months ended December 31, 2000, and the year ended December 31, 2001 since assuming conversion of the preferred shares would be anti-dilutive.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share for the year ended October 31, 2000, the two months ended December 31, 2000, and the year ended December 31, 2001 since inclusion would be anti-dilutive.

(3)
As per Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), whenever a company reports an extraordinary item, the same number of potential common shares used in computing the diluted per share amounts for income before extraordinary items must be used in computing all other diluted per share amounts, even if those amounts are anti-dilutive to their respective basic per share amounts.

(3) Acquisitions

        On June 5, 2002, the Company completed the purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, the Company changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3,900 in cash and up to $4,355 in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is currently estimated to be approximately $3,611 and has been recorded as goodwill. This estimate is subject to revisions until the valuations of SERCHI's assets and liabilities are completed in the first quarter of 2003. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of SERCHI been included as if the transaction had been consummated on January 1, 2002, the pro forma operating results of the Company for the year ended December 31, 2002 would not have been materially different.

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

        The SGHC acquisition and the refinancing of substantially all existing debt of both the Company and SGHC, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of Term B Loan borrowings under the terms of the 2000 Facility; (3) $2,987 of borrowings under the revolving credit portion of the 2000 Facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock (see Notes 9 and 13).

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

        The Company has accounted for the reclassification of the intangible assets, including capitalized software, and related deferred income taxes as a change in estimate, and accordingly has reduced capitalized software by $9,825, patents by $13,901 and customer lists by $50,144 having estimated useful lives of 10, 15 and 20 years, respectively. Accordingly, the accompanying consolidated balance sheet at December 31, 2001 and the consolidated statement of operations for the period subsequent to the date of reclassification have been adjusted to reflect the reclassification and the resulting affect on operations. Had the reclassification been made at the beginning of the current year, the positive effect on net income for the period through the date of reclassification would not have been material.

        The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These unaudited pro forma results include amortization and deferred tax benefit computations based on the estimated identifiable intangible assets and related deferred income tax amounts recorded prior to the reclassifications made in the third quarter of 2001, described above, because such reclassifications would not have had a material effect on the pro forma results. Additionally, these unaudited pro forma results were presented using then current generally accepted accounting principles. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 became effective immediately and SFAS 142, became effective for the Company on January 1, 2002, which changed the accounting and reporting for goodwill and intangible assets. Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives ceased.

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

Subsequent Event—Acquisition of MDI Entertainment, Inc.

        On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares were converted into the right to receive $1.60 per share in cash. With the purchase of MDI, the Company significantly expanded its offerings of licensed branded lottery products and prize fulfillment and related services. MDI has been successful in helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games. The Company's portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson and Wheel of Fortune, plus many others. The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate additional revenues. The acquisition will be accounted for using the purchase method of accounting. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2002, the Company's pro forma operating results for the year ended December 31, 2002 would not have been materially different from the actual reported results.

(4) Inventories

        Inventories consist of the following:

	December 31,
	2001	2002
Parts and work-in-process	$10,130	10,850
Finished goods	9,417	9,685

	$19,547	20,535

        Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 5).

(5) Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2001	2002
Machinery, equipment and deferred installation costs	$278,227	311,785
Land and buildings	47,435	49,990
Transportation equipment	2,569	4,362
Furniture and fixtures	10,213	10,995
Leasehold improvements	11,748	14,515
Construction in progress	14,645	13,038

Property and equipment, at cost	364,837	404,685
Less: Accumulated depreciation	168,049	203,819

Net property and equipment	$196,788	200,866

        Depreciation expense for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002 amounted to $20,171, $5,118, $32,919 and $35,009, respectively.

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

(6)	Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

In June 2001, the FASB issued Statement No. 141, Business Combinations ("SFAS 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and in August 2001 the FASB

issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after September 30, 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing January 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by the Company in its business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001.

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

        The Company had unamortized goodwill of approximately $195,255 and unamortized identifiable intangible assets of approximately $60,154 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,082, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter of 2002 with no material adjustments to the December 31, 2001 balances for this asset. The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The Company completed its annual impairment test with no adjustment to the carrying value of its intangible assets with indefinite useful lives and goodwill as of December 31, 2002. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

        SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale had no material impact on the Company's consolidated financial statements for the year ended December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

        The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2001 and 2002. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$915	94	821
Customer lists	14	14,600	2,313	12,287
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,118	30,082
Connecticut off-track betting system operating rights	20	20,000	8,319	11,681

Total intangible assets		$74,915	14,761	60,154

Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288

		19,025	5,305	13,720

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating rights		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$73,564	15,742	57,822

        The aggregate intangible amortization expense for the year ended December 31, 2002 was approximately $2,035. The estimated intangible asset amortization expense for the year ending December 31, 2003 and for each of the subsequent four years, ending December 31, 2007, are approximately $2,050, $1,765, $1,017, $730 and $730, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2001 to December 31, 2002. The Company recorded a $3,170 increase in goodwill at January 1, 2002 in connection with the reclassification of employee work force intangible assets of $5,283, less related deferred tax liability of $2,113 acquired prior to July 1, 2001 that did not meet the criteria for recognition apart from goodwill under SFAS 141. Goodwill in the amount of $2,110, net of amortization, which was directly related to the value of customer contracts acquired as part of the September 1, 1999 acquisition of Datasport assets and an interest in Datek, was reclassified to intangible assets effective January 1, 2002. Goodwill in the amount of $3,611 was recorded during 2002 in connection with the acquisition of a majority interest in SERCHI.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Balance at December 31, 2001	$192,658	2,597	—	—	195,255
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	3,611	—	—	—	3,611

Balance at December 31, 2002	$199,439	487	—	—	199,926

        The following table compares pro forma net income (loss) available to common stockholders for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, adjusted to reflect the adoption of SFAS 142 on November 1, 1999, to the reported net income for the year ended December 31, 2002:

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	2000	2000	2001	2002
	Pro Forma	Pro Forma	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss) before extraordinary item	$(15,360)	(3,123)	11,240	65,551

Adjusted income (loss) before extraordinary item available to common stockholders	$(16,374)	(4,266)	4,189	58,067

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,266)	4,189	44,566

Adjusted earnings per share amounts—basic and diluted:
Adjusted income before extraordinary item per share available to common stockholders:
Basic	$(0.44)	(0.11)	0.10	1.16

Diluted	$(0.44)	(0.11)	0.09	0.82

Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.78)	(0.11)	0.10	0.89

Diluted	$(0.78)	(0.11)	0.09	0.65

Shares used in calculating adjusted per share amounts:
Basic	36,928	40,025	40,340	50,221

Diluted	36,928	40,025	45,412	80,151

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$(32,001)	(6,057)	(7,635)	44,566
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	3,060	1,791	11,824	—

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,266)	4,189	44,566

(7) Other Assets and Investments

        Other assets and investments, (net) consist of the following:

	December 31,
	2001	2002
Software systems development costs	$25,265	28,736
Deferred financing costs	14,899	7,786
Deferred tax asset	—	33,142
Other assets	11,448	14,322

	$51,612	83,986

        In the years ended December 31, 2001 and 2002, the Company capitalized $8,267 and $9,194, respectively, of software systems development costs related primarily to lottery and pari-mutuel wagering systems and video gaming. Capitalized costs are amortized on a straight-line basis over a period of five to ten years.

        Deferred financing costs arise in connection with the procurement of long term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2000, the Company capitalized $16,517 of financing fees incurred in connection with the SGHC acquisition transactions and wrote-off, as an extraordinary charge, $2,865 of previously deferred financing costs in connection with its repayment of the Old Facility and 1998 and 2000 Term Loans. In fiscal 2002, the Company capitalized $5,374 in connection with replacing the 2000 Facility with the 2002 Facility and wrote-off, as an extraordinary charge, $10,226 of previously deferred financing costs in connection with its refinancing of the 2000 Facility and the redemption of approximately $82,957 of the Company's 12 1/2% Senior Subordinated Notes. Amortization of deferred financing costs amounted to $1,224, $384, $2,435 and $2,261 for the fiscal year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, respectively.

(8) Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2001	2002
Compensation and benefits	$15,781	20,393
Customer advances	1,948	8,376
Accrued income taxes	4,553	2,418
Taxes, other than income	2,372	2,625
Accrued acquisition costs	909	—
Accrued contract costs	6,859	1,826
Other	18,696	17,875

	$51,118	53,513

(9) Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2001	2002
12 1/2% Series B Senior Subordinated Notes due 2010	$150,000	67,043
2000 Term A loan with varying interest rate due 2006	55,500	—
2000 Term B loan with varying interest rate due 2007	217,250	—
2002 Term B loan with varying interest rate due 2008	—	290,000
2000 Revolving credit facility with varying interest rate due September 2006	14,750	—
2002 Revolving credit facility with varying interest rate due September 2006	—	—
Capital lease obligations, payable monthly through October 2005 interest from 5.8% to 15.0%	165	567
Various loans and bank facilities, interest from 4.75% to 14.76%.	2,070	2,919

Total long-term debt	439,735	360,529
Less current installments	9,437	3,865

Long-term debt, excluding current installments	$430,298	356,664

        On December 19, 2002, the Company entered into a new $340,000 senior credit facility (the "2002 Facility") and refinanced all of the then outstanding obligations under the existing 2000 Facility. The 2002 Facility consists of: (a) a $50,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the "2002 Revolver"), which matures in September 2006 with interest at the Base Rate (as defined in the credit agreement governing the 2002 Facility) plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid and (b) a $290,000 term loan (the "2002 Term B Loan") which matures in December 2008 with interest at the Base Rate plus a margin of 2.50% per annum, or at the rate of LIBOR plus 3.50% per annum. The 2002 Facility contains provisions permitting the 2002 Revolver to be increased to up to $70,000 at any time prior to December 19, 2004, provided that no Default or Event of Default has occurred and is continuing. The 2002 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its wholly-owned domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect wholly-owned domestic subsidiaries and 65% of the capital stock of all of the wholly-owned first-tier foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing between the Company and its wholly-owned domestic subsidiaries. The 2002 Facility is supported by guarantees provided by all of the Company's direct and indirect wholly-owned domestic subsidiaries.

        At December 31, 2002, available borrowing capacity under the 2002 Revolver was $28,171 net of outstanding letters of credit of $21,829. As of December 31, 2002, $290,000 of the 2002 Term B Loan and $67,043 of the 12 1/2% Senior Subordinated Notes were outstanding. The interest rate on the 2002 Term B Loan was 4.92% per annum.

        The 2002 Term B Loan requires quarterly principal payments of $725 through December 31, 2007 and $68,875 in 2008. In addition, the 2002 Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 50% of the net cash proceeds from the sale or issuance of equity, (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $20,000 per annum, and (iv) 50% of the Company's excess cash flow (as defined in the credit agreement governing the 2002 Facility), or 0% if the leverage ratio is less than 2.50 to 1.00.

        The credit agreement governing the 2002 Facility contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the credit agreement governing the 2002 Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 4.00, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2008 the ratio shall be 3.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 2.50, which will be increased on the first day of each calendar quarter through July 1, 2004, from which date until December 2008 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.65, which will be increased on the first day of each calendar quarter through July 1, 2006, from which date until December 2008 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.25, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2008 the ratio shall be 2.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for the Company and its subsidiaries in accordance with GAAP. Although the Company was in compliance with its loan covenants at December 31, 2002 and expects to continue to remain in compliance over the next 12 months, no assurances can be provided that the Company will be able to do so or that the Company will be able to continue to meet the covenant requirements beyond 12 months.

        On September 6, 2000, contemporaneously with the payment of the acquisition consideration to the shareholders of SGHC, the Company refinanced substantially all of the then existing debt of both the Company and SGHC and paid certain related fees and expenses (collectively, the "Transactions"). In addition to cash on hand and proceeds from the sale of convertible preferred stock, the Company incurred the following debt to fund the Transactions: (i) $150,000 principal amount of 12 1/2% Senior Subordinated Notes due August 15, 2010 (the "Notes"); (ii) $280,000 of Term B Loan borrowings under the terms of a $345,000 senior credit facility (the "2000 Facility"); and (iii) $2,987 of borrowings under the revolving credit portion of the 2000 Facility.

        The Notes bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001. The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2002 Facility. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (see Note 24). The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively. The Notes mature August 15, 2010. The indenture governing the Notes contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

        In addition to the issuance of the Notes, the Company also entered into the 2000 Facility with certain lenders, providing for borrowings of up to $345,000. The 2000 Facility consisted of: (a) a $65,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the "2000 Revolver"), which was to mature in September 2006 with interest at the Base Rate (as defined in the credit agreement that governed the 2000 Facility) plus a margin of 2.25% per annum, or at the rate of LIBOR plus a margin of 3.50% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid; (b) a $60,000 term loan (the "2000 Term A Loan") which was to mature in September 2006 with interest at the Base Rate plus a margin of 2.25% per annum, or at the rate of LIBOR plus 3.50% per annum for the first six months and thereafter as determined by reference to a leverage-based pricing grid; and (c) a $220,000 term loan (the "2000 Term B Loan") which was to mature in September 2007 with interest at the Base Rate plus a margin of 3.00% per annum, or at the rate of LIBOR plus 4.25% per annum.

        In the third quarter of 2002, the Company sold 14,375 shares of its Class A Common Stock (the "2002 Offering") and used the net proceeds to redeem approximately $82,957 of the Notes. In connection with this redemption, the Company paid the noteholders redemption premiums aggregating approximately $11,172 and paid the term loan lenders and banks related fees of approximately $1,103, to amend the 2000 Facility to permit the Company to use the majority of the net proceeds from the 2002 Offering to redeem the subordinated debt rather than pay down the 2000 Facility. In November 2002, the Company used approximately $1,741 of the remaining proceeds to make mandatory repayments of the 2000 Term A and 2000 Term B loans. Following the mandatory repayment of the 2000 Facility, there was $50,022 outstanding under the 2000 Term A loans and $214,837 outstanding under the 2000 Term B loans.

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

(10) Extraordinary Items

        In 2002, the Company repaid approximately $82,957 of its outstanding Notes and refinanced the 2000 Facility. As a result, the Company recorded extraordinary charges aggregating approximately $22,501. These charges included payments related to the redemption premium in the amount of approximately $11,172 on the redeemed Notes; the $1,103 fees paid to the term loan lenders and banks to permit the Company to use the majority of the net proceeds from the 2002 Offering to redeem the subordinated debt rather than pay down the 2000 Facility; and the write off of approximately $10,226 of previously deferred financing costs and other fees. These extraordinary charges were partially offset by federal and state income tax benefits of approximately $9,000 attributable to these expenses. The resultant total of approximately $13,501 was reflected as an extraordinary expense in the accompanying consolidated financial statements.

        In connection with the 2000 acquisition of SGHC and the related financing transactions and the subsequent repayment of all amounts outstanding under the Company's previous credit facilities, the Company wrote off $2,865 of deferred financing fees and expensed $9,702 in call premium on the Old

Notes in fiscal year 2000. There were no tax benefits recognized on the net extraordinary loss because the Company was not in a position to utilize prior year net operating loss carryforwards.

(11) Commitments

        At December 31, 2002, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2007. Future minimum lease payments required under these leasing arrangements at December 31, 2002 are as follows: $10,630 in 2003; $10,431 in 2004; $9,754 in 2005; $3,845 in 2006; $2,291 in 2007 and thereafter $4,425. Total rental expense under these operating leases was $9,051, $1,718, $10,941 and $11,168 in the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, respectively.

        The Company acquired $805 of capitalized leases with the acquisition of 65% of the equity of SERCHI on June 5, 2002.

(12) Fair Value of Financial Instruments

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

        The Company believes that the fair value of the Notes approximated $165,000 and $77,770 at December 31, 2001 and 2002, respectively, based on reference to dealer markets and global market prices. The 2000 Term A Loan, 2000 Term B Loan and 2000 Facility were refinanced during 2002 and therefore have zero values at December 31, 2002. The 2002 Term B Loan and 2002 Facility borrowings approximate their recorded values (see Note 9), respectively, based on their respective variable rates and currently available terms and conditions for similar debt at December 31, 2002.

(13) Capital Stock

Preferred Stock

        The Company has a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance.

        On September 6, 2000, the Company authorized 1,600 shares and issued, for gross proceeds of $110,000, 1,100 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"), including $100,000 of gross proceeds from the issuance to Cirmatica Gaming, S.A., an affiliate of Lottomatica S.p.A. (the state concessionaire for the Italian national lottery), and $10,000 of gross proceeds from the issuance to other investors through Ramius Securities, LLC (together with its affiliates, "Ramius"), which acted as placement agent. The Company also issued 27.5 shares of Series A Preferred Stock to Ramius in partial payment of its placement fee.

        The Series A Preferred Stock is convertible into the Company's common stock at prices of: (a) $4.63 per share if the average 30 day per share closing market price (AMP) is less than $4.63 per share; (b) current market price per share if AMP is between $4.63 and $5.09 per share; (c) $5.10 per share if AMP is between $5.10 and $8.93 per share; and (d) $5.56 per share if AMP is higher than $8.93 per share. The Series A Preferred Stock pays dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option, in cash) and will mature and become mandatorily convertible into common stock on September 6, 2005. The holders of Series A Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Series A Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Series A Preferred Stock is subject to certain customary anti-dilution provisions. In addition, the holders of Series A Preferred Stock have the right to elect up to four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Series A Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

        On December 31, 2002, a holder of the Series A Preferred Stock elected to convert all 45.9 shares of Series A Preferred Stock that it owned. Based on the AMP in effect on December 31, 2002, the Series A Preferred Stock was converted at $5.10 per share, resulting in the issuance of 900.3 shares of Class A common stock. In addition, the holder's shares of Series B Preferred Stock were redeemed for a nominal cash payment.

        For the period from the date of issue through October 31, 2000, the two months ended December 31, 2000 and for the years ended December 31, 2001 and 2002, the Company issued approximately 32, 17, 71 and 74 shares of Series A Preferred Stock, respectively, as paid-in-kind dividends on such stock and as partial payment of a placement agent fee. For the year ended October 31, 2000, the Company recorded preferred stock dividends of $1,014; for the two months ended December 31, 2000, the Company recorded preferred stock dividends of $1,143; for the year ended December 31, 2001, the Company recorded preferred stock dividends of $7,051 and; for the year ended December 31, 2002, the Company recorded preferred stock dividends of $7,484. There were no unpaid dividends at December 31, 2002. Preferred stock dividends have been deducted in determining the amount of the net income (loss) available to common stockholders in the consolidated statements of operations.

        In connection with certain waivers and consents by holders of the Series A Preferred Stock relating to the 2002 Offering, the Company authorized 2.0 shares and issued an aggregate of 1.2376 shares of Series B Preferred Stock, $1.00 par value (the "Series B Preferred Stock"), pro rata, to the holders of the Series A Preferred Stock. The Series B Preferred Stock has voting rights that, together with the voting rights of the Series A Preferred Stock, effectively reduce the aggregate ownership percentage of Series A Preferred Stock (on an "as-converted" basis) that the holders are required to maintain in order to elect directors of the Company. The threshold for electing four directors was effectively reduced from 25% to 22.5% and the threshold for electing three directors was effectively reduced from 20% to 17.5%. The issuance of the Series B Preferred Stock did not affect the existing 10% and 5% thresholds for electing two directors and one director, respectively. The Series B Preferred Stock does not pay dividends and has a liquidation preference of no more than $2 in the aggregate. The Company considers the aggregate $1.238 book value of the Series B Preferred Stock to be a cost of raising capital, and consequently recorded that amount as a reduction of additional paid-in capital.

Common Stock

        The Company has two classes of common stock, consisting of Class A Common Stock and Class B Non-voting Common Stock (the "Class B Common Stock"). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

        In July 2002, in the 2002 Offering, the Company completed the public offering and sale of 14,375 shares of its Class A Common Stock at a price of $7.25 per share, and used the net proceeds of approximately $98,400 (prior to deducting underwriting discounts, commissions and offering expenses), to redeem approximately $82,957 of its 12 1/2% Senior Subordinated Notes (see Note 9).

Warrants

        On September 6, 2000, the Company issued warrants (the "September 2000 Warrants") to purchase up to 2,900 shares of the Company's common stock with a nominal exercise price to its financial advisors, Donaldson, Lufkin & Jenrette Securities Corporation and LBI Group, Inc. (an affiliate of Lehman Brothers), which received 80% and 20%, respectively, of the September 2000 Warrants, in connection with their services to the Company in obtaining certain financing commitments related to the 2000 Facility. The Company recorded the estimated fair value of the September 2000 Warrants at the date of issue of approximately $7,511 as interest expense, with a corresponding increase to additional paid in capital. On October 5, 2000, 2,900 shares of the Company's common stock were issued upon retirement of the September 2000 Warrants.

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

        During 2002, the Company issued 1,480 shares of Class A Common Stock upon exercise of certain warrants at a price of $1.69 per share. Some of these warrants were exercised pursuant to an optionable exercise provision that permitted the payment of the exercise price with Class A Common Shares in lieu of a cash payment of the exercise price.

        At December 31, 2002, the Company had the following warrants outstanding, after giving effect to adjustments made in accordance with certain anti-dilution provisions:

	Shares	Exercise Price	Expiration
Warrants to purchase Class A Common Stock:
2000 Class A Warrants	43	$3.32	April 30, 2003
October 2000 Warrants	250	$3.58	October 1, 2004

Total Class A Common Stock Warrants	293

Warrants to purchase Class B Common Stock	147	$3.83	October 30, 2003

Employee Stock Purchase Plan

        In 2002, the Company adopted, and its stockholders approved, the Scientific Games Corporation 2002 Employee Stock Purchase Plan (the "ESPP") and reserved 1,000 shares of the Company's Class A Common Stock for issuance under the ESPP. The purchase price of the Common Stock issued pursuant to the exercise of an option under the ESPP will equal 85% of the fair market value of the Common Stock on (i) the first day of the offering period, or (ii) the last day of the offering period, whichever is less. The number of shares of Common Stock a participant purchases in each offering period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that offering period by the purchase price. The first offering period under the ESPP began in January 2003.

(14) Stock Options

        The Company has granted stock options and other stock awards to employees, officers and directors under four stock option plans: the 1984 Stock Option Plan; the 1992 Equity Incentive Plan (the "1992 Plan"); the 1995 Equity Incentive Plan (the "1995 Plan"); and the 1997 Incentive Compensation Plan (the "1997 Plan"). On occasion, the Company has also granted stock options outside of these plans.

        In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units (the "PARS"). The PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. In consideration for the election by certain employees to defer their scheduled vesting of PARS, additional PARS of 4 and 18 were granted for the years ended December 31, 2001 and 2002, respectively.

        Restricted shares and deferred shares with a three year vesting schedule were granted to certain non-employee directors under the 1992 Plan and 1997 Plan. A total of 40 restricted shares at a fair market value of $2.000 per share were granted in fiscal 1999, a total of 40 restricted shares at a fair market value of $2.5625 per share were granted in fiscal 2000, a total of 87 restricted shares at a fair market value of $3.10 per share were granted in the two months ended December 31, 2000, and a total of 31 restricted shares at a fair market value of $8.75 per share were granted in 2002. Accordingly, the Company has recorded compensation expense of $272, $264, $43, $268, and $340 in the years ended October 31, 1999 and 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, respectively, as selling, general and administrative expenses in the consolidated statements of operations. Additional compensation expense aggregating $155 will be charged to expense through fiscal 2005 as the PARS and restricted shares become fully vested.

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

        Information with respect to the Company's stock options is as follows:

Stock Options	Shares	Average Price(1)
Outstanding at October 31, 1999	7,373	$2.63
Granted	1,892	3.44
Canceled	237	3.40
Exercised	377	2.41

Outstanding at October 31, 2000	8,651	2.80

Granted	10	3.06
Canceled	126	2.64
Exercised	140	1.36

Outstanding at December 31, 2000	8,395	2.80

Granted	2,015	4.73
Canceled	305	3.99
Exercised	578	1.86

Outstanding at December 31, 2001	9,527	3.24

Granted	1,732	6.75
Canceled	250	3.83
Exercised	1,782	2.90

Outstanding at December 31, 2002	9,227	3.95

(1)
Weighted average exercise price

Summarized information about stock options outstanding and exercisable at December 31, 2002 is as follows:

	Outstanding			Exercisable
Exercisable Price Range	Shares	Average Life(1)	Average Price(2)	Shares	Average Price(2)
$1.00 to 2.00	1,664	4.7	$1.30	1,512	$1.26
$2.01 to 3.00	3,214	5.9	2.75	2,149	2.74
$3.01 to 4.00	1,518	7.2	3.50	832	3.49
$4.01 to 7.00	1,543	8.5	6.17	48	4.34
over $7.00	1,288	8.0	8.25	371	9.90

	9,227			4,912

(1)
Weighted average contractual life remaining in years.

(2)
Weighted average exercise price.

        The number of shares and weighted average exercise price per share of options exercisable at October 31, 2000, and December 31, 2001 and 2002 were 4,832 shares at $2.85, 5,111 shares at $2.76, 5,398 shares at $2.81, and 4,912 shares at $2.96, respectively. At October 31, 2000, and December 31, 2000, 2001 and 2002, 1,909 shares, 1,916 shares, 2,223 shares, and 670 shares, respectively, were available for future grants under the terms of the Company's stock option plans. Outstanding options expire prior to December 11, 2012 and are exercisable at prices ranging from $1.0625 to $17.00 per share.

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

(16) Export Sales and Major Customers

        Sales to foreign customers amounted to $41,389, $1,532, $45,891 and $28,580 in the year ended October 31, 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002, respectively. No single customer represented more than 10% of revenues during the year ended December 31, 2002.

(17) Pension Plans

        The Company has a defined benefit plan for U.S. based union employees. Retirement benefits under the plan are based upon the number of years of credited service up to a maximum of thirty years for the majority of the employees. The Company also has a defined benefit plan for U.K. based employees. The defined benefit plan for U.K. employees was assumed in connection with the acquisition of SGHC. Retirement benefits under the plan are based on an average of the employee's compensation over two years preceding retirement or leave of service. The Company's policy is to fund the minimum contribution permissible by the respective tax authorities.

        In September 2000, the Company adopted a Supplemental Executive Retirement Plan, or SERP, in order to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation.

        The net cost for the Company's defined benefit plans consisted of the following components:

	Pension Benefits
	U.S. Plan		U.K. Plan		SERP Plan
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Change in benefit obligation
Benefit obligation at beginning of period	$1,921	2,102	13,926	14,246	4,567	5,320
Service cost	105	131	1,092	950	411	442
Interest cost	132	155	917	982	342	399
Participant contributions	—	—	597	805	—	—
Amendments	—	179	—	—	—	699
Actuarial (gain) loss	(3)	184	(1,995)	3,670	—	524
Benefits paid	(53)	(61)	(291)	(241)	—	—
Other, principally foreign exchange	—	—	—	1,400	—	—

Benefit obligation at end of period	2,102	2,690	14,246	21,812	5,320	7,384

Change in plan assets
Fair value of plan assets at beginning of period	1,691	1,924	13,623	13,041	—	—
Actual gain (loss) on plan assets	86	61	(2,111)	(2,543)	—	—
Employer contributions	200	224	1,223	1,706	—	—
Plan participant contributions	—	—	597	805	—	—
Benefits paid	(53)	(61)	(291)	(241)	—	—
Other, principally foreign exchange	—	—	—	1,286	—	—

Fair value of plan assets at end of period	1,924	2,148	13,041	14,054	—	—

Funded status	(178)	(542)	(1,205)	(7,758)	(5,320)	(7,384)
Unrecognized actuarial loss	546	812	1,729	9,288	—	524
Unrecognized prior service cost	104	261	—	—	3,919	4,164
Unrecognized net transition obligation	23	17	—	—	—	—

Net asset (liability) amount recognized	$495	548	524	1,530	(1,401)	(2,696)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(673)	(542)	—	—	(3,903)	(5,919)
Intangible asset	104	261	—	3,477	2,502	3,223
Accumulated other comprehensive income	569	281	—	(3,477)	—	—
Prepaid pension cost	495	548	524	1,530	—	—

Net amount recognized	$495	548	524	1,530	(1,401)	(2,696)

Weighted-average assumptions:
Discount rate	7.000%	6.500%	6.250%	5.750%	7.500%	6.750%
Expected return on plan assets	8.000%	6.500%	8.500%	8.000%	None	None
Rate of compensation	None	None	3.250%	2.500%	4.000%	4.000%
	Pension Benefits
	U.S. Plan			U.K. Plan			SERP Plan
	December 31,			December 31,			December 31,
	2000	2001	2002	2000	2001	2002	2000	2001	2002
Components of net periodic benefit cost:
Service cost	$17	105	131	209	1,092	950	64	411	442
Interest cost	22	132	155	164	917	982	54	342	399
Expected return on plan assets	(22)	(142)	(161)	(179)	(1,063)	(1,304)	—	—	—
Actuarial loss	—	—	—	—	—	129	—	—	—
Net amortization and deferral	7	36	45	—	160	—	75	457	—
Amortization of prior service costs	—	—	—	—	—	—		—	454

Net periodic cost	$24	131	170	194	1,106	757	193	1,210	1,295

        The accumulated benefit obligation represents the actuarial present value of benefits based upon the benefit multiplied by the participants' historical years of service.

        The plan assets for the U.S. based plan are invested in insurance company general accounts guaranteed as to principal. The plan assets for the U.K. based plan are primarily invested in equity securities.

        As required by Financial Accounting Standards Board Statement No. 87 ("SFAS 87"), "Employers' Accounting for Pensions" for pension plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at December 31, 2001 and 2002 the additional minimum liability of the unfunded accumulated benefit obligation of $3,175 and $7,243, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

        In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $479, $49, $259 and $244 during the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002, respectively.

        The Company has a 401K plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Board of Directors. Pension expense for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002 amounted to approximately $1,004, $560, $1,624 and $1,537, respectively. The Company has a 401K plan for all union employees which does not provide for Company contributions.

(18) Income Tax Expense

        The consolidated income (loss) before income tax expense and extraordinary items, by domestic and foreign source, is as follows:

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	2000	2000	2001	2002
Domestic	$(14,488)	(7,246)	(14,061)	21,055
Foreign	(2,329)	1,655	13,555	14,303

Consolidated income (loss) before income tax expense and extraordinary items	$(16,817)	(5,591)	(506)	35,358

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended October 31, 2000
— Federal	$—	—	—
— Foreign	1,079	143	1,222
— State	381	—	381

— Total	$1,460	143	1,603

Two Months Ended December 31, 2000
— Federal	$—	(1,341)	(1,341)
— Foreign	664	—	664
— State	—	—	—

— Total	$664	(1,341)	(677)

Year Ended December 31, 2001
— Federal	$(499)	(3,717)	(4,216)
— Foreign	3,496	498	3,994
— State	672	(372)	300

— Total	$3,669	(3,591)	78

Year Ended December 31, 2002
— Federal	$—	(33,227)	(33,227)
— Foreign	5,069	(427)	4,642
— State	775	(2,383)	(1,608)

— Total	$5,844	(36,037)	(30,193)

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

	December 31,
	2001	2002
Net Deferred Tax Liability
Accrued vacation	$(897)	(754)
Inventory	(2,516)	(2,726)
Accrued litigation expenses	(1,366)	(828)
Other accrued liabilities	(1,077)	(825)
Reserve for doubtful accounts	(893)	(715)

Current deferred tax asset	(6,749)	(5,848)

Prepaid expense	141	300
Deferred costs	3,235	3,155

Current deferred tax liability	3,376	3,455

Intangible assets—difference in basis and amortization periods	23,318	22,806
Property and equipment—differences in basis and depreciation methods	13,332	10,926
Interest charge, Domestic International Sales Corp	6,741	6,493

Noncurrent deferred tax liability, net	43,391	40,225

Net operating loss carryforward	(59,093)	(60,701)
Accumulated other comprehensive income items	(3,509)	(1,323)
Deferred compensation	(1,134)	(1,702)
Partnership investments	(353)	(273)
Foreign tax credits	—	(1,600)
Alternative minimum tax credits	(221)	(221)
Research and experimentation credits	(32)	(32)

Noncurrent deferred tax asset	(64,342)	(65,852)
Valuation allowance	52,892	8,992

Noncurrent deferred tax asset, net	(11,450)	(56,860)

Noncurrent deferred tax liability (asset)	31,941	(16,635)

Net deferred tax liability (asset) on balance sheet	$28,568	(19,028)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current deferred tax asset	$—	(11,093)
Non-current deferred tax asset	—	(33,142)
Non-current deferred tax liability	28,568	25,207

Net deferred tax liability (asset) on balance sheet	$28,568	(19,028)

        The aggregate deferred tax assets before valuation allowance at December 31, 2001 and 2002 were $71,091 and $71,700, respectively. The aggregate deferred tax liabilities at December 31, 2001 and 2002 were $46,767 and $43,680, respectively.

        The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate rate to income (loss) before income tax expense and extraordinary item) as follows:

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	2000	2000	2001	2002
Statutory U.S. federal income tax rate	34%	34%	34%	35%
Computed "expected" tax expense (benefit)	$(5,718)	(1,901)	(172)	12,375
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,924	441	(2,028)	(42,428)
State income tax expense	—	—	300	1,381
Foreign tax differential	2,014	101	(615)	(1,928)
Non deductible goodwill amortization and other	—	600	2,854	—
Other, net	383	82	(261)	407

	$1,603	(677)	78	(30,193)

        The Company has regular tax net operating loss carryforwards of approximately $30,670 that expire in 2009, $40,777 that expire in 2010, $25,406 that expire in 2011, $9,150 that expire in 2012, $9,460 that expire in 2018, $34,356 that expire in 2020, and $867 that expire in 2022. In connection with the fiscal 2000 acquisition of SGHC and the concurrent sale of Series A convertible preferred stock, the Company incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of tax net operating loss carryforwards realized by the Company prior to the change in ownership, totaling approximately $120,000, to offset post acquisition taxable income is limited to approximately $7,500 annually, except with respect to any taxable income, if any, attributable to sales of pre-acquisition assets.

        The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $221 and research and experimentation credit carryforwards of approximately $32. The research and experimentation credits expire through 2020.

        The net changes in the valuation allowance for deferred tax assets for the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 were a decrease of $1,066, a decrease of $115 and a decrease of $43,900, respectively.

        The Company has a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to 2001, the Company did not recognize any income tax benefits from these losses because the Company was not able to demonstrate that it was more likely than not that it would generate sufficient taxable income in the future to utilize some or all of these losses, and, accordingly, the Company recorded a valuation allowance offsetting its deferred tax asset associated with these losses. In 2001, the Company recognized operating loss carryforwards in the amount of $2,600 plus the reversal of $3,700 of deferred tax liabilities provided in connection with the acquisition of SGHC. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, the Company now believes that it is more likely than not that it will utilize the prior tax losses to offset future taxable income considering the annual limitation of $7,500 imposed as described above. As a result, the Company recorded a deferred tax asset in the fourth quarter of 2002 of approximately $42,400 by eliminating the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $34,500 and an income tax benefit as an offset against the extraordinary charges of approximately $7,900.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statements of operations	$4,008
Additional capital (benefit from exercise of stock options)	4,984

$8,992

        U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

(19) Business and Geographic Segments

        Business segments are defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

        The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002. In addition, unaudited pro forma segment information for the year ended December 31, 2000, as though SGHC had been acquired on January 1, 2000, has been included to aid in the year over year analysis. Operating revenues are allocated among geographic segments based on where the customer is located. Gross profit excludes depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses including depreciation and amortization, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended October 31, 2000
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues		$43,219	81,563	61,411	327	186,520
Sales revenues		21,161	19,678	—	5,989	46,828

Total revenues		64,380	101,241	61,411	6,316	233,348

Cost of service		32,056	49,592	44,626	327	126,601
Cost of sales		15,188	10,764	—	3,347	29,299
Amortization of service contract software		628	1,137	—	—	1,765

Total operating expenses		47,872	61,493	44,626	3,674	157,665

Gross profit		16,508	39,748	16,785	2,642	75,683
Selling, general and administrative expenses		4,903	12,515	2,875	1,799	22,092
Depreciation and amortization		7,118	15,700	2,830	216	25,864

Segment operating income		4,487	11,533	11,080	627	27,727

Unallocated corporate selling, general and administrative costs						13,769

Consolidated operating income	$					13,958

Assets at October 31, 2000		$350,367	227,049	34,207	35,592	647,215

Capital and wagering systems expenditures		$11,306	20,851	2,373	516	35,046

	Two Months Ended December 31, 2000
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues		$36,630	11,680	9,274	—	57,584
Sales revenues		—	1,805	—	7,202	9,007

Total revenues		36,630	13,485	9,274	7,202	66,591

Cost of service		25,351	7,481	6,760	—	39,592
Cost of sales		3	1,312	—	4,232	5,547
Amortization of service contract software		230	287	—	—	517

Total operating expenses		25,584	9,080	6,760	4,232	45,656

Gross profit		11,046	4,405	2,514	2,970	20,935
Selling, general and administrative expenses		3,767	2,336	499	430	7,032
Depreciation and amortization		5,079	2,254	427	286	8,046

Segment operating income (loss)		2,200	(185)	1,588	2,254	5,857

Unallocated corporate selling, general and administrative costs						2,905

Consolidated operating income	$					2,952

Assets at December 31, 2000		$330,138	235,016	34,055	37,758	636,967

Capital and wagering systems expenditures		$1,694	2,354	316	1,739	6,103

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues		$199,692	79,776	61,987	—	341,455
Sales revenues		26,973	16,583	—	39,646	83,202

Total revenues		226,665	96,359	61,987	39,646	424,657

Cost of service		136,464	47,413	44,937	—	228,814
Cost of sales		19,908	8,894	—	22,705	51,507
Amortization of service contract software		1,218	1,137	—	—	2,355

Total operating expenses		157,590	57,444	44,937	22,705	282,676
Gross profit		69,075	38,915	17,050	16,941	141,981
Selling, general and administrative expenses		33,864	12,869	2,914	5,601	55,248
Depreciation and amortization		27,891	15,762	2,802	1,633	48,088

Segment operating income		7,320	10,284	11,334	9,707	38,645

Unallocated corporate selling, general and administrative costs						14,892

Consolidated operating income	$					23,753

Assets at December 31, 2000		$330,138	235,016	34,055	37,758	636,967

	Year Ended December 31, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Totals
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative expenses	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	33,928	12,131	2,674	1,804	50,537

Segment operating income	25,499	15,323	12,434	9,706	62,962

Unallocated corporate selling, general and administrative costs					13,068

Consolidated operating income					$49,894

Assets at December 31, 2001	$306,127	226,650	32,977	36,198	601,952

Capital and wagering systems expenditures	$39,756	3,721	1,169	1,847	46,493

	Year Ended December 31, 2002
	Lottery Group		Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues		$239,219	81,546	62,053	—	382,818
Sales revenues		20,721	5,692	—	46,022	72,435

Total revenues		259,940	87,238	62,053	46,022	455,253

Cost of service		131,602	46,677	42,759	—	221,038
Cost of sales		14,474	2,751	—	30,187	47,412
Amortization of service contract software		2,328	2,602	—	—	4,930

Total operating expenses		148,404	52,030	42,759	30,187	273,380

Gross profit		111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses		26,900	10,675	2,821	4,520	44,916
Depreciation and amortization		21,646	11,679	1,789	2,241	37,355

Segment operating income		62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs						18,766

Consolidated operating income	$					80,836

Assets at December 31, 2002		$309,541	279,468	38,634	46,335	673,978

Capital and wagering systems expenditures		$19,065	8,344	2,153	1,455	31,017

        The following table provides a reconciliation of segment operating income to the consolidated income (loss) before income tax expense and extraordinary items for each period:

	Year Ended October 31,	Two Months Ended December 31,	Unaudited Pro Forma Year Ended December 31,	Years Ended December 31,
	2000	2000	2000	2001	2002
Reportable segment operating income	$27,727	5,857	38,645	62,962	99,602
Unallocated corporate expense	(13,769)	(2,905)	(14,892)	(13,068)	(18,766)
Interest expense	(31,231)	(8,790)	(50,978)	(50,363)	(44,842)
Other (income) expense	456	247	365	(37)	(636)

Income (loss) before income tax expense (benefit) and extraordinary item	$(16,817)	(5,591)	(26,860)	(506)	35,358

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
Geographic Segments	2000	2000	2001	2002
Service and Sales Revenue:
North America	$150,899	48,586	298,612	323,246
Italy	29,828	2	—	5,058
Europe, other than Italy and United Kingdom	36,964	8,598	107,401	83,282
United Kingdom	8,835	8,829	6,691	9,788
Other	6,822	576	27,537	33,879

	$233,348	66,591	440,241	455,253

Long-lived assets (excluding identifiable intangibles):
North America	$152,201	147,391	160,952	156,746
Europe, other than United Kingdom	8,579	9,439	6,720	7,947
United Kingdom	25,501	27,421	26,988	30,872
Other	373	360	2,128	5,301

	$186,654	184,611	196,788	200,866

(20) Selected Quarterly Financial Data—(Unaudited)

        The following quarterly financial data reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings.

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenues	$112,108	112,573	107,203	108,357
Operating expenses	72,820	69,962	66,970	68,691
Amortization of service contract software	892	1,065	1,179	1,230

Gross profit	38,396	41,546	39,054	38,436
Net income (loss)	(2,437)	1,940	1,522	(1,609)
Convertible preferred stock paid-in-kind dividend	1,699	1,744	1,790	1,818

Net income (loss) available to common stockholders	$(4,136)	196	(268)	(3,427)

Basic and diluted earnings per share:
Basic income (loss) before extraordinary item available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Diluted income (loss) before extraordinary item available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Basic net income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Diluted net income (loss) available to common stockholders	$(0.10)	—	(0.01)	(0.08)

Weighted average number of shares used in per share calculations:
Basic shares	40,163	40,209	40,383	40,600

Diluted shares	40,163	44,441	40,383	40,600

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenues	$106,972	114,267	115,152	118,862
Operating expenses	62,487	66,913	69,079	69,971
Amortization of service contract software	1,209	1,214	1,233	1,274

Gross profit	43,276	46,140	44,840	47,617
Extraordinary items, net of tax	—	—	14,853	(1,352)
Net income (loss)	7,205	8,356	(5,559)	42,048
Convertible preferred stock paid-in-kind dividend	1,803	1,851	1,899	1,931

Net income (loss) available to common stockholders	$5,402	6,505	(7,458)	40,117

Basic and diluted earnings per share:
Basic income (loss) before extraordinary item available to common stockholders	$0.13	0.15	0.13	0.67

Diluted income (loss) before extraordinary item available to common stockholders (1)	$0.10	0.12	0.11	0.46

Basic extraordinary item, net of tax benefit	$—	—	(0.26)	0.02

Diluted extraordinary item, net of tax benefit (1)	$—	—	(0.17)	0.02

Basic net income (loss) available to common stockholders	$0.13	0.15	(0.13)	0.69

Diluted net income (loss) available to common stockholders (1)	$0.10	0.12	(0.06)	0.48

Weighted average number of shares used in per share calculations:
Basic shares	42,067	43,048	57,301	58,243

Diluted shares (1)	71,725	71,983	87,360	88,033

(1)
As per Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), whenever a company reports an extraordinary item, the same number of potential common shares used in computing the diluted per-share amounts for income before extraordinary items must be used in computing all other reported diluted per-share amounts, even if those amounts are antidilutive to their respective basic per-share amounts.

(21) Accumulated Other Comprehensive Loss

        The accumulated balances for each classification of comprehensive loss are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at November 1, 1999	$(649)	—	(602)	—	(1,251)
Change during period	(2,277)	317	(5)	—	(1,965)

Balance at October 31, 2000	$(2,926)	317	(607)	—	(3,216)
Change during period	1,611	(1,274)	—	(2,364)	(2,027)
Reclassification adjustments for gains reclassified into operations	—	—	—	(31)	(31)

Balance at December 31, 2000	$(1,315)	(957)	(607)	(2,395)	(5,274)
Change during period	(296)	2	38	(7,816)	(8,072)
Reclassification adjustments for losses reclassified into operations	—	—	—	2,962	2,962

Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)
Change during period (1)	4,758	100	(2,261)	(1,193)	1,404
Reclassification adjustments for losses reclassified into operations	—	—	—	8,654	8,654

Balance at December 31, 2002	$3,147	(855)	(2,830)	212	(326)

(1)
Amounts originating in 2002 are net of income taxes. No adjustments were made for income tax benefits in prior periods as the Company was not in a position to utilize the tax benefits of prior period operating losses.

(22) Unusual Items

        In 2002, the Company recognized unusual charges in the amount of $1,055 primarily due to investigation and other costs attributable to the Pick Six matter (see Note 23). In addition, interest expense in 2002 included approximately $3,276 of debt restructuring charges relating to the refinancing of the 2000 Facility in December 2002. These charges resulted from the early termination of three interest rate swap agreements that were required to be maintained pursuant to the terms of the 2000 Facility. (See Note 9.)

        In 2001, the Company reversed reserves of $1,500 in connection with a litigation that was settled.

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

(23) Litigation

        Although the Company is a party to various claims and legal actions arising in the ordinary course of business, the Company believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on its consolidated financial position or results of operations.

        The Company's subsidiary Scientific Games International, Inc. ("SGI") owned a minority interest in Wintech de Colombia S.A., or Wintech (now in liquidation), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which the Company believes was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond.

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

        In July 2002, a Colombian appellate tribunal denied SGI's motion to dismiss Ecosalud's pending lawsuit against SGI. While SGI's motion is subject to further appeal to the Colombian Council of State, the highest appellate court with jurisdiction over this matter, the proceeding in the lower court, which is in an early stage, will continue during the pendency of the appeal.

        SGI has various defenses on the merits as well as procedural defenses that it plans to assert against Ecosalud's claims. The Company intends to vigorously pursue these defenses as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although the Company believes that any potential losses arising from these claims will not result in a material adverse effect on its consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to the Company or result in material liability.

        On October 26, 2002, the Company experienced a breach of security by an employee who altered betting data on the $3,000 "winning" wagering ticket on the races constituting the Pick Six at the Breeders' Cup at Arlington Park in Illinois. It was subsequently discovered that the employee, whom the Company terminated, also altered betting data on two other multiple-race wagers earlier in the month.

        On December 4, 2002, a class action lawsuit (Allard v. Autotote / Scientific Games Corporation, and Does 1-10 (L. A. Superior Court No. BC 286382)) was filed against the Company in state court in California by a professional Pick Six bettor on behalf of pari-mutuel bettors in the U.S., alleging, among other things, negligence, breach of contract and deceptive trade practices arising from the Company's handling of multiple-race wagers. The Company removed the case to federal court, and moved to dismiss the lawsuit. In response, the plaintiff agreed to file an amended complaint in an attempt to address some of the deficiencies that were the subject of the Company's motion. That amended complaint has not yet been filed. The Company believes that the lawsuit lacks merit and intends to contest the suit vigorously.

        Also on December 4, 2002, a second class action lawsuit (Cheldin v. Scientific Games Corporation, Autotote Systems, Inc., and Does 1-20 (L. A. Superior Court No. BC 286417)) was filed against the Company in state court in California by a bettor of the Breeders' Cup Pick Six wager, on behalf of all bettors of such Pick Six wagers. The lawsuit alleged negligence and fraud with respect to the Company's wagering systems in connection with the Breeders' Cup Pick Six. The Company removed the case to federal court, and its motion to dismiss the complaint is currently pending. The Company believes that the lawsuit lacks merit and intends to contest the suit vigorously.

(24) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and the 2002 Facility entered into on December 19, 2002 to refinance all obligations under the then existing 2000 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2001 and December 31, 2002 and for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2002 Facility and the Notes was in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$25,323	180	9,426	—	34,929
Accounts receivable, net	—	35,521	17,779	(40)	53,260
Inventories	—	16,591	4,480	(536)	20,535
Other current assets	10,810	6,988	4,826	30	22,654
Property and equipment, net	3,572	151,366	46,559	(631)	200,866
Investment in subsidiaries	364,741	4,240	—	(368,981)	—
Goodwill	183	195,828	3,915	—	199,926
Intangible assets	—	52,892	4,930	—	57,822
Other assets	47,817	38,693	6,001	(8,525)	83,986

Total assets	$452,446	502,299	97,916	(378,683)	673,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,281	9	575	—	3,865
Current liabilities	13,342	49,047	17,970	639	80,998
Long-term debt, excluding current installments	356,418	1	245	—	356,664
Other non-current liabilities	7,569	28,972	10,845	139	47,525
Intercompany balances	(113,090)	96,751	17,822	(1,483)	—
Stockholders' equity	184,926	327,519	50,459	(377,978)	184,926

Total liabilities and stockholders' equity	$452,446	502,299	97,916	(378,683)	673,978

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Year Ended October 31, 2000
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	186,408	60,286	(13,346)	233,348
Operating expenses	—	122,400	46,766	(13,266)	155,900
Amortization of service contract software	—	1,765	—	—	1,765

Gross profit	—	62,243	13,520	(80)	75,683
Selling, general and administrative expenses	13,572	16,186	5,917	(11)	35,664
Depreciation and amortization	291	21,445	4,428	(103)	26,061

Operating income (loss)	(13,863)	24,612	3,175	34	13,958
Interest expense	30,535	531	1,037	(872)	31,231
Other (income) deductions	(1,000)	(275)	(198)	1,017	(456)

Income (loss) before equity in income of subsidiaries, and income taxes	(43,398)	24,356	2,336	(111)	(16,817)

Equity in income of subsidiaries	24,933	—	—	(24,933)	—
Income tax expense	—	812	791	—	1,603

Income (loss) before extraordinary items	(18,465)	23,544	1,545	(25,044)	(18,420)

Extraordinary items:
Write-off of deferred financing fees and debt call premium	12,522	45	—	—	12,567

Net income (loss)	$(30,987)	23,499	1,545	(25,044)	(30,987)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Two Months Ended December 31, 2000
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	57,125	22,087	(12,621)	66,591
Operating expenses	—	41,333	16,425	(12,619)	45,139
Amortization of service contract software	—	517	—	—	517

Gross profit	—	15,275	5,662	(2)	20,935
Selling, general and administrative expenses	2,872	4,896	2,136	(2)	9,902
Depreciation and amortization	49	6,823	1,224	(15)	8,081

Operating income (loss)	(2,921)	3,556	2,302	15	2,952
Interest expense	8,930	13	477	(630)	8,790
Other (income) deductions	(87)	(458)	(277)	575	(247)

Income (loss) before equity in income of subsidiaries, and income taxes	(11,764)	4,001	2,102	70	(5,591)
Equity in income of subsidiaries	6,850	—	—	(6,850)	—
Income tax expense (benefit)	—	(1,267)	590	—	(677)

Net income (loss)	$(4,914)	5,268	1,512	(6,780)	(4,914)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2001
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	338,626	115,434	(13,819)	440,241
Operating expenses	—	211,193	80,728	(13,478)	278,443
Amortization of service contract software	—	4,366	—	—	4,366

Gross profit	—	123,067	34,706	(341)	157,432
Selling, general and administrative expenses	12,762	32,310	11,664	(41)	56,695
Depreciation and amortization	306	42,578	8,032	(73)	50,843

Operating income (loss)	(13,068)	48,179	15,010	(227)	49,894
Interest expense	49,880	410	2,009	(1,936)	50,363
Other (income) deductions	(596)	(2,545)	1,148	2030	37

Income (loss) before equity in income of subsidiaries, and income taxes	(62,352)	50,314	11,853	(321)	(506)
Equity in income of subsidiaries	61,821	—	—	(61,821)	—
Income tax expense (benefit)	53	(3,122)	3,147	—	78

Net income (loss)	$(584)	53,436	8,706	(62,142)	(584)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2002
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	347,702	118,762	(11,211)	455,253
Operating expenses	—	199,209	80,265	(11,024)	268,450
Amortization of service contract software	—	4,530	400	—	4,930

Gross profit	—	143,963	38,097	(187)	181,873
Selling, general and administrative expenses	19,271	32,590	11,283	(12)	63,132
Depreciation and amortization	550	29,229	8,134	(8)	37,905

Operating income (loss)	(19,821)	82,144	18,680	(167)	80,836
Interest expense	44,112	776	1,291	(1,337)	44,842
Other (income) deductions	(302)	(2,124)	1,841	1,221	636

Income (loss) before equity in income of subsidiaries, and income taxes	(63,631)	83,492	15,548	(51)	35,358
Equity in income of subsidiaries	95,434	—	—	(95,434)	—
Income tax expense (benefit)	(33,748)	(218)	3,773	—	(30,193)

Income (loss) before extraordinary items	65,551	83,710	11,775	(95,485)	65,551

Extraordinary items:
Early retirement of debt, net of tax benefit	13,501	—	—	—	13,501

Net income (loss)	$52,050	83,710	11,775	(95,485)	52,050

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Year Ended October 31, 2000
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(30,987)	23,499	1,545	(25,044)	(30,987)
Depreciation and amortization	291	23,210	4,428	(103)	27,826
Equity in income of subsidiaries	(24,933)	—	—	24,933	—
Extraordinary item	12,567	—	—	—	12,567
Non-cash interest expense	8,735	—	—	—	8,735
Other non-cash adjustments	1,762	181	214	—	2,157
Changes in working capital	7,208	3,323	(5,455)	34	5,110

Net cash provided by (used in) operating activities	(25,357)	50,213	732	(180)	25,408

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,863)	(27,581)	(5,715)	113	(35,046)
Business acquisition, net of cash acquired	(111,305)	(215,091)	73	10,081	(316,242)
Other assets and investments	(240,221)	230,382	5,190	(1,546)	(6,195)

Net cash provided by (used in) investing activities	(353,389)	(12,290)	(452)	8,648	(357,483)

Cash flows from financing activities:
Net borrowing under lines of credit	11,250	—	—	—	11,250
Proceeds from issuance of long term-debt	441,501	—	1,043	(22)	442,522
Payments on long-term debt	(165,957)	(34,301)	(1,104)	—	(201,362)
Net proceeds from stock issue	107,525	(547)	993	(479)	107,492
Payment of finance fees	(16,792)	—	—	—	(16,792)

Net cash provided by (used in) financing activities	377,527	(34,848)	932	(501)	343,110

Effect of exchange rate changes on cash	—	370	(1,228)	64	(794)

Increase (decrease) in cash and cash equivalents	(1,219)	3,445	(16)	8,031	10,241
Cash and cash equivalents, beginning of year	1,598	4,346	7,154	(8,031)	5,067

Cash and cash equivalents, end of year	$379	7,791	7,138	—	15,308

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2001
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(584)	53,436	8,706	(62,142)	(584)
Depreciation and amortization	306	46,944	8,032	(73)	55,209
Equity in income of subsidiaries	(61,821)	—	—	61,821	—
Non-cash interest	2,435	—	—	—	2,435
Other non-cash adjustments	1,224	(1,819)	(2)	—	(597)
Changes in working capital	(8,426)	12,117	1,146	1,111	5,948

Net cash provided by (used in) operating activities	(66,866)	110,678	17,882	717	62,411

Cash flows from investing activities:
Capital and wagering systems expenditures	(350)	(39,726)	(6,712)	295	(46,493)
Other assets and investments	(624)	(5,273)	(5,202)	1,508	(9,591)

Net cash provided by (used in) investing activities	(974)	(44,999)	(11,914)	1,803	(56,084)

Cash flows from financing activities:
Net borrowing under lines of credit	5,750	—	—	—	5,750
Payments on long-term debt	(6,007)	(8)	(751)	193	(6,573)
Net proceeds from stock issue	1,046	250	497	(747)	1,046
Other, principally intercompany balances	73,738	(65,779)	(5,993)	(1,966)	—

Net cash provided by (used in) financing activities	74,527	(65,537)	(6,247)	(2,520)	223

Effect of exchange rate changes on cash	58	(507)	60	—	(389)

Increase (decrease) in cash and cash equivalents	6,745	(365)	(219)	—	6,161
Cash and cash equivalents, beginning of year	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of year	$7,612	(415)	5,452	—	12,649

(24) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$52,050	83,710	11,775	(95,485)	52,050
Depreciation and amortization	550	33,759	8,534	(8)	42,835
Equity in income of subsidiaries	(95,434)	—	—	95,434	—
Extraordinary items	13,501	—	—	—	13,501
Deferred income taxes	(35,339)	(1,472)	(491)	—	(37,302)
Non-cash interest expense	2,298	—	—	—	2,298
Other non-cash adjustments	1,541	516	118	—	2,175
Changes in working capital	(1,385)	(930)	(2,172)	(1,216)	(5,703)

Net cash provided by (used in) operating activities	(62,218)	115,583	17,764	(1,275)	69,854

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,755)	(22,900)	(6,583)	221	(31,017)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(3,983)	(2,913)	1,051	(8,286)	(14,131)

Net cash provided by (used in) investing activities	(5,738)	(29,963)	(5,486)	(8,065)	(49,252)

Cash flows from financing activities:
Net borrowing under lines of credit	(14,750)	—	—	—	(14,750)
Proceeds from issuance of long term debt	291,335	—	—	—	291,335
Payments on long-term debt	(355,816)	(9)	(1,638)	—	(357,463)
Payment of financing fees	(17,531)	—	—	—	(17,531)
Net proceeds from stock issue	98,398	(11,453)	3,370	8,083	98,398
Other, principally intercompany balances	84,031	(74,255)	(11,033)	1,257	—

Net cash provided by (used in) financing activities	85,667	(85,717)	(9,301)	9,340	(11)
Effect of exchange rate changes on cash	—	692	997	—	1,689

Increase (decrease) in cash and cash equivalents	17,711	595	3,974	—	22,280
Cash and cash equivalents, beginning of year	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of year	$25,323	180	9,426	—	34,929

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions(1)	Balance at End of Period
Year ended October 31, 2000
Allowance for doubtful accounts	$2,789	2,077	—	558	4,308
Reserve for inventory obsolescence	$1,846	31	—	311	1,566
Two months ended December 31, 2000
Allowance for doubtful accounts	$4,308	329	—	468	4,169
Reserve for inventory obsolescence	$1,566	46	—	683	929
Year ended December 31, 2001
Allowance for doubtful accounts	$4,169	1,546	—	1,826	3,889
Reserve for inventory obsolescence	$929	1,944	—	393	2,480
Year ended December 31, 2002
Allowance for doubtful accounts	$3,889	1,704	—	1,821	3,772
Reserve for inventory obsolescence	$2,480	3,782	—	1,166	5,096

(1)
Amounts written off.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to directors of the Company and information relating to disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference to the Company's proxy statement in connection with the year 2003 Annual Meeting of Stockholders under the caption "Election of Directors." Information relating to executive officers of the Company is included in Part I of this Form 10-K as permitted in General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        Information relating to executive compensation under the caption "Executive Compensation; Certain Arrangements," in the Company's proxy statement in connection with the year 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement in connection with the year 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

        The following table gives information about the Company's Common Stock that may be issued upon exercise of options or other stock rights under all of the Company's compensation plans as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,318,708	$4.02	1,657,339
Equity compensation plans not approved by security holders	3,607,476	$3.50	12,169

Total	9,926,184	$3.83	1,669,508

        As of December 31, 2002, the equity compensation plans of the Company not submitted for stockholder approval consisted of certain stock options granted in 1993, warrants issued in 1992, 1995 and 2000, and the Company's 1995 Equity Incentive Plan, which was originally adopted by the Board of Directors in May 1995.

        Stock options granted in 1993.    The Company granted stock options to certain directors in 1993 pursuant to arrangements approved by the Board of Directors. The options permit the holders to purchase an aggregate of 90,000 shares of Common Stock at an exercise price of $13.50 per share, and each such option is scheduled to expire on the tenth anniversary of its date of grant.

        Warrants issued in 1992.    The Company issued warrants in October 1992 to lenders of the Company in connection with an amendment to a credit agreement. The warrants permit the holders to purchase an aggregate of 146,793 shares of Class B Common Stock at an exercise price of $3.83 per share and are scheduled to expire in October 2003.

        Warrants issued in 1995.    The Company issued warrants in September 1995 to lenders of the Company in connection with an amendment to a credit agreement. The warrants, as amended in April 2000, permit the holders to purchase an aggregate of 43,036 shares of Common Stock at an exercise price of $3.32 per share and are scheduled to expire in April 2003.

        Warrant issued in 2000.    The Company issued a warrant in October 2000 to a financial advisor for services related to the acquisition of Scientific Games Holdings Corporation. The warrant permits the holder to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $3.58 per share and is scheduled to expire in October 2004.

        The 1995 Equity Incentive Plan.    The Company's 1995 Equity Incentive Plan, as amended (the "1995 Plan"), authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors of the Company. As of December 31, 2002, 3,077,647 shares were subject to outstanding awards under the 1995 Plan and 12,169 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type and number of awards to be granted and the number of shares of Common Stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Committee's practice has been to award stock options which vest in four annual installments (one-quarter of the total on each of the first, second, third and fourth anniversaries of the grant date), have an exercise price equal to the fair market value of the Company's Common Stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets. The Board may amend or terminate the 1995 Plan without stockholder approval, but no amendment or termination of the 1995 Plan may adversely affect any award previously granted under the 1995 Plan without the consent of the holders. Unless earlier terminated by the Board, the 1995 Plan will terminate at such time as no shares remain available for issuance under the 1995 Plan and the Company has no further rights or obligations with respect to outstanding awards under the 1995 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement in connection with the year 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. DISCLOSURE CONTROLS

  (a)
  Evaluation of Disclosure Controls and Procedures

        As of a date within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date in ensuring that all material information required to be included in this annual report has been made known to them in a timely fashion.

  (b)
  Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements—See Index to Consolidated Financial Statements attached hereto.
  2.
  Financial Statements Schedule—See Index to Consolidated Financial Statements attached hereto.
  3.
  Exhibits—The following is a list of exhibits:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
2.2	Stock Purchase Agreement, dated June 5, 2002, among the Company, Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 20, 2002).
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003.(†)
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1	Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the July 2000 10-Q).
4.2	Form of 12 1/2% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q).
4.3	First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.4	Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company's July 2000 10-Q).
10.1	Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.2	Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the June 2002 10-Q).
10.3	Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993).

10.4	Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q")).
10.5	General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company's April 1998 10-Q).
10.6	Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.7	Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.'s Registration Statement (No. 33-75168) filed on February 11, 1994).
10.8	Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.9	Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.10	Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the "1995 10-K/A")).
10.11	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A).
10.12	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*
10.13	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.14	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.15	1997 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*

10.16	Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K") ).*
10.17	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.18	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.19	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's September 2002 10-Q).
10.20	Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed July 25, 2002) (incorporated by reference to the June 2002 10-Q).*
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil.(†)*
10.24	Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25	Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements.(†)*
10.26	Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.27	Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement").(†)
10.28	Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement").(†)
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement.(†)
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement.(†)

10.31	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q").
21.1	List of Subsidiaries.(†)
23	Consent of KPMG LLP.(†)
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).
99.4	Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement") (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the "1997 S-4/A")).
99.5	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A.).
99.6	Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended October 31, 1999).
99.7	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's March 2001 10-Q).
99.8	Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.9	Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.11	Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).

(†)
Filed herewith.
*
Includes management contracts and compensation plans and arrangements.
(b)
Reports on Form 8-K

            None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: March 24, 2003
	By:	/s/ A. LORNE WEIL A. Lorne Weil, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2003.

Signature	Title

/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board, President and Chief Executive Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial and accounting officer)
Larry J. Lawrence	Director
/s/ COLIN J. O'BRIEN Colin J. O'Brien	Director
/s/ ERIC M. TURNER Eric M. Turner	Director
Sir Brian G. Wolfson	Director
/s/ ALAN J. ZAKON Alan J. Zakon	Director
/s/ ANTONIO BELLONI Antonio Belloni	Director
/s/ ROSARIO BIFULCO Rosario Bifulco	Director
Peter A. Cohen	Director
Michael S. Immordino	Director

CERTIFICATIONS

I, A. Lorne Weil, certify that:

1. I have reviewed this annual report on Form 10-K of Scientific Games Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ A. Lorne Weil
A. Lorne Weil
Chief Executive Officer

CERTIFICATIONS

I, DeWayne E. Laird, certify that:

1. I have reviewed this annual report on Form 10-K of Scientific Games Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ DeWayne E. Laird
DeWayne E. Laird
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
2.2	Stock Purchase Agreement, dated June 5, 2002, among the Company, Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 20, 2002).
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, File No. 000-13063).(†)
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1	Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the July 2000 10-Q).
4.2	Form of 12 1/2% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q).
4.3	First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.4	Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company's July 2000 10-Q).
10.1	Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.2	Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the June 2002 10-Q).
10.3	Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993).

10.4	Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q")).
10.5	General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company's April 1998 10-Q).
10.6	Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.7	Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.'s Registration Statement (No. 33-75168) filed on February 11, 1994).
10.8	Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.9	Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.10	Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the "1995 10-K/A")).
10.11	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A).
10.12	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*
10.13	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.14	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.15	1997 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*
10.16	Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K") ).*

10.17	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.18	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.19	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's September 2002 10-Q).
10.20	Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed July 25, 2002) (incorporated by reference to the June 2002 10-Q).*
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil. (†)*
10.24	Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25	Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements. (†)*
10.26	Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.27	Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement"). (†)
10.28	Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement"). (†)
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement. (†)
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement. (†)
10.31	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q").
21.1	List of Subsidiaries. (†)
23	Consent of KPMG LLP. (†)

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).
99.4	Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement") (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the "1997 S-4/A")).
99.5	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A.).
99.6	Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended October 31, 1999).
99.7	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's March 2001 10-Q).
99.8	Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.9	Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.11	Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).

(†)
Filed herewith.

*
Includes management contracts and compensation plans and arrangements.

QuickLinks

PART I FORWARD-LOOKING STATEMENTS
U.S. Instant Ticket and On-line Lottery Sales
U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2002 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Two Months Ended December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Year Ended December 31, 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Two Months Ended December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Year Ended December 31, 2002 (in thousands)
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. DISCLOSURE CONTROLS
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX