Form 10-K/A
period 2002-12-31
SCIENTIFIC GAMES CORP
filed 2003-03-25
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXHIBIT INDEX APPEARS ON PAGE 7

        Explanatory Note:    The Annual Report on Form 10-K filed by Scientific Games Corporation (the "Company") on March 24, 2003 is hereby amended to file as Exhibit 10.25 the Form of Letter Agreement erroneously omitted from the Form 10-K by the Company's financial printer, and to delete from Exhibit 10.25 the agreement erroneously filed as both Exhibit 10.25 and Exhibit 10.27. No other changes have been made to the Annual Report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements—See Index to Consolidated Financial Statements attached to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K").

  2.
  Financial Statements Schedule—See Index to Consolidated Financial Statements attached to the Company's 2002 10-K.

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
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003.#
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
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

10.4
Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q") ).
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
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil.#*
10.24
Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements. (†) *
10.26
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.27
Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement").#
10.28
Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement").#
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement.#
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement.#
10.31
Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q").
21.1	List of Subsidiaries.#
23	Consent of KPMG LLP.#

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).
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

(†)
Filed herewith.

#
Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 24, 2003.

*
Includes management contracts and compensation plans and arrangements.

(b)
Reports on Form 8-K
None

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: March 25, 2003
	By:	/s/ DEWAYNE E. LAIRD DeWayne E. Laird Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003.#
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
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
10.4
Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q") ).
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
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird. (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil.#*
10.24
Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements. (†) *
10.26
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.27
Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement").#
10.28
Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement").#
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement.#
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement.#
10.31
Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q").
21.1	List of Subsidiaries.#
23	Consent of KPMG LLP.#
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).

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

(†)
Filed herewith.

#
Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 24, 2003.

*
Includes management contracts and compensation plans and arrangements.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXHIBIT INDEX APPEARS ON PAGE 7
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX