Form 10-K/A
period 2002-12-31
SCIENTIFIC GAMES CORP
filed 2003-04-30
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

        The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is to provide the information required by Items 10-13 of Part III.

PART III.

ITEM 10. DIRECTORS OF THE REGISTRANT.

        The name, age, business experience and certain other information regarding each of our ten directors are set forth below.

Name	Age	Position with the Company	Director Since
A. Lorne Weil	57	Chairman of the Board, President and Chief Executive Officer(1)(4)	1989
Peter A. Cohen	56	Vice Chairman of the Board(1)	2000
Antonio Belloni	53	Director(4)	2002
Rosario Bifulco	48	Director(2)(3)	2002
Michael S. Immordino	42	Director	2000
Larry J. Lawrence	60	Director	1989
Colin J. O'Brien	64	Director(2)(3)	2000
Eric M. Turner	47	Director(2)	2002
Sir Brian G. Wolfson	67	Director(2)	1988
Alan J. Zakon	67	Director(1)(3)(4)	1993

(1)
Member of Executive Committee

(2)
Member of Audit Committee

(3)
Member of Compensation Committee

(4)
Member of Nominating Committee

        All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The holders of our Series A Convertible Preferred Stock have the right to designate and elect four members of our Board (or a lesser number in the event that their ownership level declines), and a voting agreement among such holders gives Cirmatica Gaming, S.A., which purchased approximately 90% of such stock, the right to designate the persons who will serve as the director designees, provided that, except under certain circumstances, Peter A. Cohen is one of the designees. Such holders have elected as directors Antonio Belloni, Rosario Bifulco, Peter A. Cohen and Michael S. Immordino. Cirmatica Gaming, S.A. is a wholly owned subsidiary of Lottomatica S.p.A., a publicly held Italian company.

        Mr. A. Lorne Weil has been a director of the Company since December 1989, Chairman of the Company's Board of Directors since October 1991, Chief Executive Officer of the Company since April 1992 and President of the Company since August 1997. Mr. Weil held various senior management positions with the Company and its subsidiaries from October 1990 to April 1992 and was a director and consultant to Autotote Systems, Incorporated from 1982 until it was acquired by the Company in 1989. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Mr. Weil's brother, Richard M. Weil, serves as Vice President of International Business Development for the Company.

        Mr. Peter A. Cohen has been a director of the Company since September 2000 and Vice Chairman of the Company's Board of Directors since February 2003. Mr. Cohen is a founding partner and principal of Ramius Capital Group, LLC, a private investment management firm formed in 1994. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was also Chairman of Republic's subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Mr. Cohen has served on a number of corporate, industry and philanthropic boards, including The New York Stock Exchange, The American Express Company, The Federal Reserve Capital Market Advisory Board, The Depository Trust Company, Olivetti S.p.A., Ohio State University Foundation, The New York City Opera and Telecom Italia S.p.A. Mr. Cohen is currently a director of Kroll, Inc., Portfolio Recovery Associates, Presidential Life Corporation and Titan Corporation.

        Mr. Antonio Belloni has been a director of the Company since June 2002. Mr. Belloni has served as Chairman and President of Lottomatica S.p.A., a publicly held Italian company that manages the Italian national lottery, since March 2003, and has served as Managing Director of De Agostini S.p.A., which is a privately held publishing company and the majority stockholder of Lottomatica S.p.A, since May 2000. Mr. Belloni has also served in various positions with De Agostini S.p.A.'s subsidiaries since March 1998. From May 1990 to February 1998, Mr. Belloni was the Chief Executive Officer of Camfin S.p.A., a holding company which controls, among others, the Pirelli Group. From September 1984 to April 1990, he was Chief Executive Officer of Andrea Merzario S.p.A., a leading integrated logistics services provider.

        Mr. Rosario Bifulco has been a director of the Company sine June 2002. Mr. Bifulco has served as CEO-Managing Director of Lottomatica S.p.A. since March 2002. From December 1993 to March 2002, Mr. Bifulco was Vice President and Managing Director of Techint S.p.A., a leading engineering and construction company, and from January 1994 to April 2002 he served as Managing Director of Techosp S.p.A., a start up company controlled by Techint Group. Since April 2002, Mr. Bifulco has also served as Vice President of Techosp S.p.A. From December 1999 to March 2002, he was the Managing Director of Techint Finanziaria, the European holding company of Techint Group. From November 1988 to November 1993, Mr. Bifulco served as Division General Manager of Gilardini S.p.A., the industrial and automotive components division of FIAT Group.

        Mr. Michael S. Immordino has been a director of the Company since September 2000. Mr. Immordino is a partner of the worldwide law firm of Latham & Watkins, based in its London office. Prior to joining Latham & Watkins, Mr. Immordino was a partner in the law firm of Rogers & Wells.

        Mr. Larry J. Lawrence has been a director of the Company since December 1989. Mr. Lawrence served as Vice Chairman of the Company's Board of Directors from August 1997 to January 2003. Mr. Lawrence has been managing partner of LTOS II Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith II, a private equity fund manager, since 1990. Mr. Lawrence has been general partner of Allegra Partners III, L.P., the general partner of Allegra Capital Partners III, L.P., since May 1995, and has been managing partner of Allegra Partners IV, L.P., the general partner of Allegra Capital Partners IV, L.P., since January 2000. From 1985 to 2000, Mr. Lawrence was managing partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith. Mr. Lawrence served as a director of Autotote Systems, Incorporated until it was acquired by the Company in 1989. Mr. Lawrence is currently a director of Globe Tax Services, Inc.

        Mr. Colin J. O'Brien has been a director of the Company since September 2000. Mr. O'Brien was employed in various positions with Xerox Corporation from February 1992 until his retirement in

January 2001, including Vice President, President of the Document Production Systems Division, Chief Executive Officer of Xerox's New Enterprise Board and Executive Chairman of XESystems, Inc., a subsidiary of Xerox. In 1986, Mr. O'Brien formed an investment company with E.M. Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Mr. O'Brien served as Chief Executive of Times Fiber Communications, Inc. and President of General Instrument's cable television operations. He has held management positions with Union Carbide in both Canada and Europe. Mr. O'Brien is currently a director of Document Sciences Corporation and several privately held companies.

        Mr. Eric M. Turner has been a director of the Company since July 2002. Mr. Turner has served as a Senior Vice President of State Street Corporation since 1996 and currently serves as Senior Vice President, Wealth Manager Services, of State Street. From 1992 to 1995, Mr. Turner served as the executive director of the Massachusetts State Lottery Commission. During his time at the commission, Mr. Turner was elected to positions of Treasurer and Secretary of the North American Association of State and Provincial Lotteries, a professional association of 46 North American lotteries. Prior to his tenure at the Massachusetts State Lottery Commission, Mr. Turner served as Deputy Treasurer of the Office of the State Treasurer of Massachusetts.

        Sir Brian G. Wolfson has been a director of the Company since 1988. Sir Brian served as Vice Chairman of the Company's Board of Directors from May 1995 to August 1997 and as Acting President and Chief Executive Officer of the Company from June 1991 to October 1991. Sir Brian served as Chairman of Wembley plc, a United Kingdom corporation, from 1987 to May 1995, and as its Deputy Chairman from May 1995 to September 1995. Sir Brian is currently Chairman of the Board of Kepner-Tregoe Inc. and a director of Playboy Enterprises, Inc.

        Mr. Alan J. Zakon has been a director of the Company since 1993 and Chairman of the Executive Committee of the Company's Board of Directors since August 1997. Mr. Zakon served as Vice Chairman of the Company's Board of Directors from May 1995 to August 1997. Mr. Zakon served as a managing director of Bankers Trust Company from 1989 to April 1995, and as Chairman of the Strategic Policy Committee of Bankers Trust from 1989 to 1990. Mr. Zakon served as Chairman of the Board of The Boston Consulting Group from 1986 until 1989. Mr. Zakon is currently a director of MicroFinancial Inc., InfraReDx, and Arkansas Best Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and reports of changes in their ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Based solely on a review of the copies of the reports that our directors, officers and ten percent holders filed with the SEC and on the representations made by such persons, we believe that all filing requirements applicable to our officers, directors and ten percent holders were complied with during fiscal 2002, except that Antonio Belloni and Rosario Bifulco, who were elected to our Board of Directors in June 2002, each filed a late Form 3, Walker Lewis, a former director, filed a late Form 4 with respect to a stock grant on January 2, 2002, Cirmatica Gaming S.A. has not yet filed a Form 4 with respect to a purchase of 6,769 shares in July 2002, Larry Lawrence filed a late Form 4 with respect to a cashless exercise of a warrant on October 28, 2002, Richard Weil filed a late Form 4 with respect to a simultaneous option exercise and sale on December 11, 2002, and our officers, Robert Becker, Cliff Bickell, Sally Conkright, William Huntley, DeWayne Laird, Brooks Pierce, Martin Schloss, A. Lorne Weil and Richard Weil, each filed a late Form 4 with respect to an option grant on December 12, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table shows the compensation awarded or paid by us and our subsidiaries to our Chief Executive Officer and the four other highest paid executive officers in fiscal 2002 (collectively, the "Named Executive Officers") for services rendered for the fiscal year ended October 31, 2000, the two-month transition period ended December 31, 2000 (the "Stub Period"), and the fiscal years ended December 31, 2001 and 2002.

							Long-Term Compensation
			Annual Compensation
									Securities Underlying Options (#)
Name and Principal Position	Year		Salary ($)		Bonus(1) ($)		Restricted Stock Award ($)			All Other Compensation(3) ($)
A. Lorne Weil	2002		$767,176		$767,176		$98,142	(2)	479,000	$20,200	(4)
President and	2001		754,500		754,500		11,120	(5)	261,000	18,700	(6)
Chief Executive	Stub Period	(7)	125,750		125,750		—		—	18	(7)
Officer	2000		536,000		736,000	(8)	—		70,000	17,008	(9)
Martin E. Schloss	2002		306,870		153,436		12,911	(2)	24,000	10,828	(4)
Vice President,	2001		301,844		139,583		1,462	(5)	46,000	9,310	(6)
General Counsel and	Stub Period	(7)	50,000		—		—		—	18	(7)
Secretary	2000		236,500		193,800	(8)	—		16,000	8,608	(9)
William J. Huntley	2002		300,000		150,000		4,967	(2)	23,000	62,802	(4)
President, Systems Division	2001		275,000		136,585		563	(5)	96,000	5,993	(6)
of Scientific Games	Stub Period	(7)	45,833		—		—		—	60,053	(7)
International, Inc	2000		213,000		106,300		—		164,000	8,608	(9)
Cliff O. Bickell(10)	2002		287,500		143,751		—		23,000	6,276	(4)
President, Printed	2001		275,000		64,240		—		42,000	5,993	(6)
Products Division	Stub Period	(7)	45,833		—		—		—	620	(7)
of Scientific Games International, Inc.	2000		40,690	(10)	—		—		150,000	620	(9)
Richard M. Weil	2002		260,000		130,000		14,792	(2)	20,000	10,704	(4)
Vice President of	2001		225,000		111,375		1,677	(5)	89,000	9,106	(6)
International	Stub Period	(7)	33,333		—		—		—	18	(7)
Business Development	2000		200,000		100,000		—		64,000	8,608	(9)

(1)
See "Report of the Compensation Committee," which describes performance-based bonuses awarded to the Named Executive Officers under the Company's management incentive compensation program. Amounts indicated represent bonuses earned with respect to the fiscal year, which were paid or deferred (under the Company's deferred compensation plan) in the following year.

(2)
The amounts reported as restricted stock awards for fiscal 2002 were calculated by multiplying the number of units of Performance Accelerated Restricted Stock (or "PARS") granted on May 24, 2002 to the Named Executive Officer by $8.25, the closing price of the Company's Common Stock on the grant date. Such units of PARS were granted to these individuals in exchange for their consenting to extend the scheduled vesting date with respect to all units of PARS previously granted to them until May 2005. As of December 31, 2002, Mr. L. Weil held a total of 130,851 units of PARS, having a value of $949,978; Mr. Schloss held 17,219 units of PARS, having a value of $125,010; Mr. Huntley held 6,623 units of PARS, having a value of $48,083; and Mr. R. Weil held 19,726 units of PARS, having a value of $143,211. The value of their total PARS or restricted stock holdings was calculated by multiplying the number of units held on December 31, 2002 by $7.26, the closing price of the Company's Common Stock on that date.

(3)
In accordance with SEC rules, amounts related to personal benefits, including automobile allowances, have been omitted, since such amounts did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(4)
The amounts indicated as All Other Compensation for fiscal 2002 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $10,000; Mr. Schloss, $10,000; Mr. Huntley, $5,500; Mr. Bickell, $5,500; and Mr. R. Weil, $10,000.
(ii)
Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
(iii)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $1,800; Mr. Schloss, $828; Mr. Huntley, $810; Mr. Bickell, $776; and Mr. R. Weil, $704.
(iv)
Relocation amounts: Mr. Huntley, $56,492, consisting of payments of $31,786 and tax reimbursement of $24,706.
(5)
The amounts reported as restricted stock awards for fiscal 2001 were calculated by multiplying the number of units of PARS granted to the Named Executive Officer on May 25, 2001 by $4.30, the closing price of the Company's Common Stock on the grant date. Such units of PARS were granted to these individuals in exchange for their consenting to extend the scheduled vesting date with respect to 20% of the PARS granted to them in May 1995 from May 2001 until May 2003.

(6)
The amounts indicated as All Other Compensation for fiscal 2001 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $8,500; Mr. Schloss, $8,500; Mr. Huntley, $5,250; Mr. Bickell, $5,250; and Mr. R. Weil, $8,500.
(ii)
Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
(iii)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $1,800; Mr. Schloss, $810; Mr. Huntley, $743; Mr. Bickell, $743; and Mr. R. Weil, $606.
(7)
The amounts reported for the "Stub Period" are for the two-month transition period beginning November 1, 2000 and ended December 31, 2000. The amounts indicated as All Other Compensation for this period consist of the following:
(i)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $18; Mr. Schloss, $18; Mr. Huntley, $18; Mr. Bickell, $620; and Mr. R. Weil, $18.
(ii)
Relocation amounts: Mr. Huntley, $60,035, consisting of payments of $32,502 and tax reimbursement of $27,533.
(8)
Bonuses for fiscal 2000 include special bonuses in the following amounts which were awarded for extraordinary contributions in connection with the acquisition of Scientific Games Holdings Corp. and the related debt and equity financing transactions: Mr. L. Weil, $200,000; and Mr. Schloss, $75,000.

(9)
The amounts indicated as All Other Compensation for fiscal 2000 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $8,500; Mr. Schloss, $8,500; Mr. Huntley, $8,500; and Mr. R. Weil, $8,500.
(ii)
Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
(iii)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $108; Mr. Schloss, $108; Mr. Huntley, $108; Mr. Bickell, $620; and Mr. R. Weil, $108.
(10)
Mr. Bickell became an employee as of September 6, 2000 as a result of the Company's acquisition of Scientific Games Holdings Corp. Compensation paid prior to that date to Mr. Bickell by Scientific Games Holdings Corp. or its subsidiaries is not included in this schedule.

Option Grants in Fiscal 2002

        The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2002.

Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
	Number of Securities Underlying Options Granted(1) (#)	% of Total Options Granted to Employees In Fiscal Year
Name			Exercise Price(2) ($/Sh)	Expiration Date	5% ($)	10% ($)
A. Lorne Weil	360,000	20.96%	$6.62	10-23-07	$658,434	$1,454,967
A. Lorne Weil	119,000	6.93%	6.16	12-11-12	461,005	1,168,277
Martin E. Schloss	24,000	1.40%	6.16	12-11-12	92,976	235,619
William J. Huntley	23,000	1.34%	6.16	12-11-12	89,102	225,801
Cliff O. Bickell	23,000	1.34%	6.16	12-11-12	89,102	225,801
Richard M. Weil	20,000	1.16%	6.16	12-11-12	77,480	196,349

(1)
These options become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, or in full upon a change in control of the Company. In the event a holder's employment is terminated under certain circumstances, his option may become fully vested and exercisable pursuant to his agreement with the Company (see "Employment Agreements").
(2)
These options entitle the holder to purchase shares of the Company's Common Stock at a price equal to the fair market value of the stock on the date of grant.
(3)
The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast possible future appreciation of the Company's stock price.

Aggregated Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

        The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended December 31, 2002 and the year-end value of unexercised options.

			Number of Securities Underlying Unexercised Options at Dec. 31, 2002 #		Value of Unexercised In-the-Money Options at Dec. 31, 2002(1) ($)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
A. Lorne Weil	1,125,000	5,798,250	1,381,250	1,137,750	$6,482,800	$2,948,350
Martin E. Schloss	40,000	140,000	320,500	70,500	1,611,368	168,853
William J. Huntley	30,000	47,100	326,250	180,750	1,487,538	443,515
Cliff O. Bickell	-0-	-0-	85,500	129,500	307,543	383,928
Richard M. Weil	50,000	232,375	203,500	120,500	862,335	246,655

(1)
Amounts are based on the difference between the closing price of the Company's Common Stock on December 31, 2002 ($7.26) and the exercise price.

Supplemental Executive Retirement Plan

        The Company adopted a Supplemental Executive Retirement Plan, or "SERP," as of September 2000, in order to provide supplemental retirement benefits for senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation.

        Payments under the SERP will commence upon a participant's termination of employment with the Company after reaching the age of at least 55 and having at least 10 years of full-time employment with the Company. The annual retirement benefit will be an amount equal to 3% of the participant's average compensation for the three highest consecutive calendar years in the last ten years before termination of employment, multiplied by the participant's years of full-time employment with the Company up to a maximum of 15 years. Accordingly, the maximum annual payment under the SERP would be 45% of a participant's highest average annual compensation. A participant may receive a total of 15 annual payments in that amount, or may elect to receive the discounted present value of those 15 annual payments in equal installments over a period of 5 or 10 years or in a single lump sum. The date for payment of benefits may be accelerated in the event of a participant's death or total permanent disability, and certain additional provisions will apply in the event of a change of control of the Company. For example, a participant whose highest average annual compensation is $500,000 and who is credited with at least 15 years of full-time employment with the Company would receive 15 annual payments of $225,000 under the SERP. If their highest average compensation were equivalent to their fiscal 2002 compensation, the Named Executive Officers who are participants in the SERP would be expected to receive annual retirement benefits for 15 years in the following estimated amounts, assuming their retirement after at least 15 years of service with the Company: A. Lorne Weil, $690,000; Martin E. Schloss, $207,000; William J. Huntley, $203,000; and Richard M. Weil, $176,000. These amounts would be subject to an offset for Social Security benefits. Messrs. L. Weil, Schloss, Huntley and R. Weil have 12, 10, 29 and 8 years of credited service, respectively, under the SERP.

Deferred Compensation Plan

        During fiscal 1998, the Board adopted a non-qualified deferred compensation plan, and established a grantor trust to assist it in meeting its obligations under the plan. The deferred compensation plan, as amended, enables eligible employees to defer receipt of up to 50% of their base salary and up to 100% of the cash bonus that may be awarded under the Company's management incentive compensation program. The plan also enables the Company's non-employee directors to defer receipt of up to 100% of the fees and other cash compensation payable for director services. Accounts are maintained for each of the participants, who elect to have their accounts mirror the performance of investment options that the Company may offer from time to time. It is intended that amounts deferred under the plan will not be subject to any federal and, in most cases, state and local income taxes until participants receive payment from the plan. Unless participants elect to extend a deferral period, deferrals and related earnings will be paid as soon as practicable following the end of the deferral period. Accounts may be distributed prior to that date if a participant leaves the Company, dies or becomes disabled, if there is a change in control of the Company, if the Company terminates the plan or, under extremely limited circumstances, in the event of an "unforeseeable emergency". As of December 31, 2002, none of the Company's directors or executive officers, other than A. Lorne Weil and Martin E. Schloss, was a participant in the plan. Mr. Weil elected to defer his entire fiscal 1998 bonus, a portion of his fiscal 2000 bonus and his entire fiscal 2001 and fiscal 2002 bonuses into the plan, and Mr. Schloss elected to defer a portion of his fiscal 2002 salary into the plan.

Employment Agreements

        A. Lorne Weil.    Mr. Weil serves as Chairman of the Board and Chief Executive Officer pursuant to an amended and restated employment agreement dated as of November 1, 2000 and, under such agreement, is currently paid a base salary of approximately $791,000 (subject to increases on each January 1 to reflect increases in the Consumer Price Index for the Greater New York area). The terms of the agreement, which the parties have agreed to amend (as described in the following paragraph), include Mr. Weil's participation in the Company's SERP and the opportunity for him to earn annually up to 100% of his base salary as incentive compensation under the Company's management incentive compensation program. The agreement currently has a term of employment ending December 31, 2004, which extends automatically for an additional year on December 31, 2004 and on each succeeding December 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. In the event Mr. Weil's employment is terminated by the Company without "cause" (which includes the Company's election not to extend the term), or by Mr. Weil for "good reason" (which includes Mr. Weil's election not to extend the term due to the failure of the parties to agree to the terms of his continued employment), or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance in a lump sum equal to three times the sum of his then current base salary and the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) a lump sum cash payment equal to the cash value of all payments and benefits to which Mr. Weil would have been entitled under the SERP upon termination, or if he had 15 years of service with the Company, whichever is greater (the "SERP Payment"); (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the scheduled expiration date of such options; (e) full vesting and settlement of all deferred stock held at termination; (f) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, and if such plans do not allow continuation, receive payment in lieu of such benefits; and (g) a payment to Mr. Weil to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any income taxes payable with respect to such payment by the Company. If Mr. Weil's employment terminates due to retirement or death, Mr. Weil will be entitled to receive the following: (a) the SERP Payment; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) will be exercisable until the earlier of three years and the scheduled expiration date of such options; and (d) full vesting and settlement of all deferred stock held at termination.

        In February 2003, Mr. Weil and the Company agreed to the terms of an amendment to his employment agreement which will, among other things, extend the term of his employment by three years from December 31, 2004 to December 31, 2007, increase his annual bonus potential to $1 million beginning in 2003 and increase his annual base salary to $1 million beginning in 2005. If Mr. Weil's employment is terminated without "cause", for "good reason", or by reason of "total disability", his cash severance payment would be equal to three times a "severance base amount" of $1,750,000, which would be adjusted for inflation each January 1 beginning January 1, 2004 based on the increase, if any, in the Consumer Price Index over the prior twelve months. In connection with this amendment, the Board approved a grant to Mr. Weil of performance accelerated stock options covering 1 million shares.

        Martin E. Schloss.    By letter dated January 11, 2001, the Company entered into an agreement with Mr. Schloss, the Company's Vice President, General Counsel and Secretary, pursuant to which his annual base salary was increased to $300,000 (subject to annual increases in accordance with the Consumer Price Index for New York, New York). The terms include participation in the SERP and a term of employment ending August 31, 2003. If Mr. Schloss's employment is terminated without cause within two years of a "change in control" (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

        Richard M. Weil.    By letter dated January 9, 2003, the Company entered into an agreement with Richard M. Weil, the Company's Vice President of International Business Development, which provides for an annual base salary of $273,000 (subject to annual increases in accordance with the Consumer Price Index for New York, New York). The terms include participation in the SERP and a term of employment ending December 31, 2004. If Mr. Weil's employment is terminated without cause within two years of a "change in control" (as defined in the Change in Control Agreement discussed below), he will be entitled to receive, in lieu of any payment under said agreement, a cash payment in an amount equal to three times the sum of his annual base salary on the date of termination and the higher of the average incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination.

        SGI Division Presidents—William J. Huntley and Cliff O. Bickell.    The Company's subsidiary, Scientific Games International, Inc., entered into an Employment and Severance Benefits Agreement as of September 6, 2000 with each of Messrs. Huntley and Bickell, pursuant to which they serve as Systems Division President and Printed Products Division President, respectively, of Scientific Games International and its subsidiaries. Such agreements, each of which had a term of employment ending September 5, 2003, were amended on December 18, 2002 to provide for an automatic one year extension on September 5, 2003 and on each succeeding September 5 thereafter. Messrs. Huntley and Bickell each currently receive a base salary of $300,000 (subject to annual increases in the percentage generally provided to the Company's executive officers). The agreements provide each executive with a transportation allowance of $16,000 and the opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to executive officers of the Company. If the employment of either executive is terminated without cause or in the event of a constructive termination, such executive will be entitled to receive the following: (a) a sum each month for a period of one year after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination; (b) a pro rata bonus for the year of termination; and (c) continued participation in certain employee benefit plans for a period of time not to exceed the applicable period in which severance is being paid, and if such plans do not allow continuation and the Company is unable to obtain substantially similar benefits, payment in lieu of such benefits. If the executive's employment is terminated due to disability, he will be entitled to receive a pro rata bonus for the year of termination and to continue to receive all disability, life and medical insurance benefits for a period of twelve months as well as his base salary for such period (to the extent payments under the Company's disability plan do not cover 100% of base salary); and in the event of the executive's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

        Change in Control Agreements.    The Company entered into a Change in Control Agreement with each of Messrs. Martin E. Schloss, William J. Huntley and Richard M. Weil as of November 1, 1997. Each of the Change in Control Agreements has a term ending on October 31, 2003, which extends automatically for an additional year on October 31, 2003 and on each succeeding October 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. Pursuant to the agreements, if the Company terminates the employment of any of these executives without "cause", or the executive terminates his employment for "good reason", at the time of or within two years following a "change in control" (as such terms are defined in the agreements), such executive will be entitled to receive the following: (a) cash severance in a lump sum equal to two times the sum of his then current base salary and the higher of the average annual incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of the agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the earlier of 36 months after termination and the scheduled expiration date of such options; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans until the earliest of 18 months, the date equivalent benefits are provided by a subsequent employer, and age 65, and if such plans do not allow continuation, to receive payment in lieu of such benefits. The agreements also provide that if the executive's employment is terminated without "cause" and he is not entitled to the severance described above, he will be entitled to receive a lump sum cash payment equal to his then current base salary. The cash severance amount payable to Messrs. Schloss and R. Weil in connection with a "change in control" would be three (rather than two) times the sum of their salary and incentive compensation under their current employment agreements (see "Employment Agreements" above).

Directors' Compensation

        In February 2003, the Board of Directors approved the following compensation arrangement for directors who are not employees of the Company:

  (1)
  Cash Retainers:
    (a)
    an annual retainer of $30,000;
    (b)
    an additional annual retainer of $15,000 for members of the Executive Committee;
    (c)
    an additional annual retainer of $25,000 for Committee Chairmen; and
    (d)
    an additional annual retainer of $75,000 for the Vice Chairman.
  (2)
  Meeting Fees:
  (a)
  Board Meetings—a meeting fee of $2,000 for each Board meeting attended in person, and $500 if attended by telephone conference call; and
  (b)
  Committee Meetings—a meeting fee of $1,000 for each Committee meeting attended in person that is held on a day other than one on which a Board meeting is held, and $500 if held on the same day as a Board meeting or if attended by telephone conference call.
  (3)
  Stock Awards:
  (a)
  Restricted Stock—an annual grant of restricted stock at the beginning of each fiscal year for directors who attended 75% of the total number of meetings held by the Board and Committees on which they served in the prior year. The number of shares subject to these awards will be equal to the lesser of (x) 10,000 shares and (y) that number of shares having a value of $30,000 on the date of grant.
  (b)
  Stock Option—upon becoming a director, and on the fifth anniversary of the director's election to the Board, a stock option to purchase 50,000 shares at a price equal to the fair market value of our Common Stock on the date of grant.

        In the case of the annual award of restricted shares to directors as set forth above, directors will have the right to receive, in lieu of such shares, options having an equivalent Black-Scholes value. Similarly, in the case of the award of stock options upon joining the Board and at the end of each five years thereafter, each director will have the right to choose, in lieu of such options, restricted shares having an equivalent Black-Scholes value. The restrictions on awards of restricted stock granted to directors lapse in three equal installments, one-third of the total on each of the first, second and third anniversaries of the date of grant, or in full if the director ceases to serve as a director due to death, disability, retirement at or after the age of 65, the failure to be renominated or reelected, or in the event of a change in control. The options granted to directors become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, and expire not later than the tenth anniversary of the date of grant.

        Directors who serve on the Company's Compliance Committee also receive fees for attending meetings thereof at the rates described above for attending meetings held by Committees of the Board.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors currently consists of Alan J. Zakon (Chairman), Rosario Bifulco, and Colin J. O'Brien, who became a member of the Committee on February 1, 2003. Larry J. Lawrence served as a member of the Committee for all of fiscal 2002.

        None of the members on the Committee is or has been an officer or employee of the Company or a subsidiary of the Company or had any relationship or transaction with the Company requiring disclosure under this item.

        No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

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

        The Compensation Committee believes that executive performance significantly influences Company performance. Therefore, the executive compensation program is guided by the principle that executives should have the potential for increased earnings when performance objectives are exceeded, provided there is appropriate downside risk if performance targets are not met.

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

        The Company's management incentive compensation program (the "MICP"), which was established in fiscal 1996, provides annual bonus opportunities for the Company's key executive personnel based on three criteria: (1) the Company's overall financial performance relative to the budget for a given fiscal year as approved by the Board of Directors, (2) the financial performance of individual business units of the Company for executives directly involved with the operation of those units, and (3) a qualitative assessment by the Committee of individual performance not directly measurable by financial results pursuant to recommendations made by the Chief Executive Officer and other senior managers in the Company. The purpose of the MICP is to reward employees who have made significant contributions to the Company's achievement of its objectives and to provide an incentive for further contributions. The financial performance of the Company and its business units are principally measured under the MICP by the attainment of "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) targets established for the year. If the financial performance targets are met or exceeded, participants will be eligible to receive year-end cash bonuses based on a percentage of their base salaries, subject to adjustment by the Committee after consideration of various objective and subjective factors. Potential payments under the MICP during fiscal 2002 ranged from 25% to 50% of base salary for participants other than the Chief Executive Officer, with each of Messrs. Martin E. Schloss, William J. Huntley, Cliff O. Bickell and Richard M. Weil having the opportunity to earn a bonus in an amount equal to 50% of base salary. In awarding bonuses for fiscal 2002, the Company considered the achievement by the Company and its business units of financial performance targets as well as various strategic objectives during the fiscal year which significantly strengthened and expanded the Company's businesses, including the following:

  •
  The award of new instant ticket and/or cooperative services contracts from Arizona, Connecticut, Illinois, Indiana, Kentucky, Jamaica and Golden Casket in Australia, as well as contract renewals or extensions from Georgia, Delaware, Florida, Massachusetts, Pennsylvania and France.

  •
  The award of a new contract to provide on-line lottery services to the Colorado Lottery and the sale to the Ontario Lottery of 8,500 on-line lottery terminals and related software.

  •
  The listing of our common stock on the Nasdaq National Market in January 2002.

  •
  The redemption of approximately $83 million of our 12 1/2% senior notes with the proceeds of a public equity offering completed in July 2002. The debt repayment, together with the replacement of our senior credit facility at the end of 2002, is expected to reduce our annual interest cost in 2003 by more than $15 million.

  •
  The acquisition of 65% of the equity of SERCHI now named Scientific Games Latino America, an instant ticket lottery company based in Chile.

  •
  The re-signing of several pari-mutuel customers including Woodbine Entertainment and New York Racing Association, the award of satellite broadcasting rights by Churchill Downs Incorporated and the award of international pari-mutuel contracts with six customers, including the French Pari-Mutuel Urbain (PMU), the Hipodromo de la Americas in Mexico and the Korean Racing Association.

        While base salary and the annual incentive compensation components are tied to employee responsibility and the Company's financial performance and progress in achieving strategic goals, the purpose of stock option grants is to align stockholder and employee interests by providing a component of compensation tied directly to the performance of the Company's stock price. Executive personnel have the opportunity to receive annual grants of stock options under the MICP based on a formula approved by the Committee. The number of shares subject to options granted under the MICP for fiscal 2002 represented approximately 15% of the executives' cash bonus potential for the fiscal year, subject to upward adjustment or downward adjustment based on an evaluation of management.

  CEO Compensation

        Mr. A. Lorne Weil received a base salary of approximately $767,000 for 2002 under the terms of his employment agreement dated November 1, 2000, which provides for annual base salary increases for inflation each January 1 based on the increase, if any, in the Consumer Price Index for the Greater New York area during the preceding twelve months. Mr. Weil's agreement provided him with the opportunity to earn 100% of his base salary as incentive compensation for 2002 pursuant to the terms of the Company's MICP. Mr. Weil received his maximum incentive award for fiscal 2002 as a result of the Company and Mr. Weil having achieved the financial and performance objectives referred to above. Commencing in fiscal 2003, Mr. Weil's annual bonus potential will be $1 million pursuant to the terms of an extension to his employment agreement, which is being amended and restated. (For additional information relating to Mr. Weil's employment agreement, see "Employment Agreements" above.)

  Deductibility of Executive Compensation

        The Company expects that the compensation paid to executive officers during fiscal 2002 will qualify for income tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, the Company has a general policy of awarding stock options to its executive officers only pursuant to plans that the Company believes will satisfy the requirements of Section 162(m).

                      Compensation Committee

                      Alan J. Zakon, Chairman
                      Rosario Bifulco
                      Colin J. O'Brien

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return over the sixty-two month period from October 31, 1997 through December 31, 2002 on (a) our Common Stock, (b) the Nasdaq National Market ("Nasdaq"), on which our shares of Common Stock are traded and (c) a peer group index of companies that provide services similar to ours, consisting of International Lottery and Totalisator Systems, Inc., Churchill Downs, Inc. and GTECH Holdings Corp. (the "Peer Group Index"). We elected to use a peer group index rather than a published industry or line-of-business index because we are not aware of any such published index of companies which, in terms of their businesses, are as comparable to us as those included in the peer group index. The peer group companies have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested on October 31, 1997 in our Common Stock, the Nasdaq and the Peer Group Index and that all dividends were reinvested. We changed our fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001, so that the measurement period for the performance graph covers the fiscal years ended October 31, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000, and the fiscal years ended December 31, 2001 and 2002.

COMPARISON OF SIXTY-TWO MONTH CUMULATIVE TOTAL RETURN
FOR THE PERIOD BEGINNING ON OCTOBER 31, 1997 AND ENDING ON DECEMBER 31, 2002

	10/97	10/98	10/99	10/00	12/00	12/01	12/02
Scientific Games Corporation	$100.00	$66.67	$105.13	$127.18	$121.03	$358.97	$297.85
Nasdaq Stock Market	$100.00	$111.87	$188.84	$213.59	$155.82	$123.61	$85.46
Peer Group Index	$100.00	$82.63	$67.60	$62.37	$71.75	$133.96	$157.89

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information as of April 15, 2003 as to the security ownership of those persons known to us to be the beneficial owners of more than five percent of the outstanding shares of our Class A Common Stock and the outstanding shares of our Series A Convertible Preferred Stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

				Shares of Preferred Stock(16)
	Shares of Common Stock
Name
	Number(1)		Percent(1)	Number(1)		Percent(1)
Cirmatica Gaming, S.A. (subsidiary of Lottomatica S.p.A.) Rambla de Catalunya 16, 4E2a Barcelona, Spain 08007	23,910,572	(2)	29.00%	1,165,018		91.95%
Oaktree Capital Management, LLC 333 South Grand Avenue Los Angeles, CA 90071	3,900,000	(3)	6.54%	-0-		-0-
LM Sociedad Europea De Tenencia De Valores S.A Avenida Diagonal, 640 Barcelona, Spain 08017	1,370,450	(4)	2.25%	69,893		5.52%
A. Lorne Weil c/o Scientific Games Corporation 750 Lexington Avenue, 25th Floor New York, New York 10022	3,811,680	(5)	6.23%	-0-		-0-
Larry J. Lawrence	2,574,897	(6)	4.31%	-0-		-0-
Peter A. Cohen	1,504,916	(7)	2.49%	32,034	(17)	2.53%
Alan J. Zakon	1,132,362	(8)	1.89%	-0-		-0-
Antonio Belloni	4,132		*	-0-		-0-
Rosario Bifulco	4,132		*	-0-		-0-
Michael S. Immordino	42,239	(9)	*	-0-		-0-
Colin J. O'Brien	52,239	(9)	*	-0-		-0-
Eric M. Turner	4,132		*	-0-		-0-
Sir Brian G. Wolfson	202,360	(10)	*	-0-		-0-
Martin E. Schloss	391,451	(11)	*	-0-		-0-
William J. Huntley	388,982	(12)	*	-0-		-0-
Cliff O. Bickell	91,250	(13)	*	-0-		-0-
Richard M. Weil	235,949	(14)	*	-0-		-0-
All directors and executive officers as a group (consisting of 18 persons) (5)(6)(7)(8)(9)(10)(11)(12)(13)(14)	11,171,364	(15)	17.43%	32,034	(17)	2.53%

*
Represents less than 1% of the outstanding shares of Common Stock.

(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Owners of options, warrants, the Preferred Stock or other convertible securities exercisable or convertible within 60 days of April 15, 2003 are deemed to be the beneficial owners of the securities which may be acquired. The percentage of outstanding securities reported reflects the assumption that only the person whose ownership is being reported has exercised or converted his options, warrants or Preferred Stock. Pursuant to the Certificate of Designations governing the Preferred Stock, each share of Preferred Stock is convertible into the number of shares of Common Stock calculated by dividing $100 (the liquidation preference) by the "conversion price" (as defined), which would have been $5.10 had the conversion occurred on April 15, 2003, and, as such, the number of shares reported in this table as issuable upon conversion of the Preferred Stock is based on such calculation. The "conversion price" is subject to upward adjustment to $5.56 and downward adjustment to $4.63, based on the performance of the Common Stock on the 30 trading days preceding the date of conversion.

(2)
Includes (a) 6,769 shares and (b) 22,843,490 shares issuable upon conversion of Preferred Stock held by Cirmatica Gaming, S.A. ("Cirmatica"), representing 27.71% of the outstanding Common Stock. Also includes 1,060,313 shares held by The Oak Fund, which are subject to a voting agreement dated September 6, 2000 with Cirmatica. Such voting agreement gives Cirmatica the power to direct the voting of the shares held by The Oak Fund with respect to electing the persons who the holders of the Preferred Stock have the right to elect to the Board of Directors. Cirmatica is a wholly owned subsidiary of Lottomatica S.p.A., a publicly held Italian company, and De Agostini S.p.A., a privately held Italian company, is the majority stockholder of Lottomatica. Amendment No. 4 to the Schedule 13D jointly filed with the SEC by Cirmatica, Lottomatica, and De Agostini, among others, on February 5, 2002 sets forth information as of such date with respect to the board of directors and executive officers of such entities.

(3)
Based on a Schedule 13G filed with the SEC on May 20, 2002 by Oaktree Capital Management, LLC, a California limited liability company, in its capacities as the general partner of OCM Opportunities Fund, L.P., a Delaware limited partnership, and as investment manager of a third-party account. Amendment No. 6 to the Schedule 13D jointly filed with the SEC by Oaktree and the OCM Opportunities Fund on January 29, 2002 sets forth information as of such date with respect to the members and executive officers of such entities. Bruce A. Karsh and David Richard Masson, principals of Oaktree and portfolio managers of the Fund, share voting authority over the shares.

(4)
Consists of 1,370,450 shares issuable upon conversion of Preferred Stock.

(5)
Includes (a) 1,485,000 shares issuable upon exercise of stock options and (b) 28,691 shares issuable upon exercise of a warrant. Also includes (a) 208,445 shares and (b) 14,345 shares issuable upon exercise of a warrant held for Mr. Weil's deferred compensation account by a grantor trust established in connection with the Company's deferred compensation plan. Excludes 297,076 shares held by The Lorne Weil 1989 Trust, John Novogrod, Trustee, as to which Mr. Weil disclaims beneficial ownership.

(6)
Includes 175,000 shares issuable upon exercise of a stock option.

(7)
Includes 25,000 shares issuable upon exercise of a stock option held by Mr. Cohen. Also includes (a) 1,050,217 shares held by Ramius Securities, LLC (which holdings consist of (i) 172,100 shares, (ii) 628,117 shares issuable upon conversion of Preferred Stock and (iii) 250,000 shares issuable upon exercise of a warrant) and (b) 298,960 shares held by third party accounts managed by Ramius Securities, LLC (11,400 of which shares are held for the accounts of members of Mr. Cohen's immediate family). Mr. Cohen is one of three managing members of C4S & Co., LLC, the sole managing member of Ramius Capital Group, LLC, which is the parent company of

  Ramius Securities, LLC. Accordingly, Mr. Cohen may be deemed to beneficially own all of the securities held by Ramius Securities, LLC and the third party accounts. Mr. Cohen disclaims beneficial ownership of such securities.

(8)
Includes 170,000 shares issuable upon exercise of stock options.

(9)
Includes 25,000 shares issuable upon exercise of stock options.

(10)
Includes 120,000 shares issuable upon exercise of stock options.

(11)
Includes 334,750 shares issuable upon exercise of stock options.

(12)
Includes 339,250 shares issuable upon exercise of stock options.

(13)
Includes 81,250 shares issuable upon exercise of stock options.

(14)
Includes 226,000 shares issuable upon exercise of stock options.

(15)
Includes (a) 3,570,500 shares issuable upon exercise of stock options, (b) 293,036 shares issuable upon exercise of warrants and (c) 628,117 shares issuable upon conversion of Preferred Stock.

(16)
Pursuant to the Certificate of Designations governing the Preferred Stock, the holders of the Preferred Stock are entitled to vote along with the holders of the Common Stock, on an "as-converted" basis, on all matters on which the holders of the Common Stock are entitled to vote; and the holders of the Preferred Stock, voting separately as a class, are entitled to elect four directors (or a lesser number in the event that their ownership level declines).

(17)
Solely for purposes of disclosure in this table with respect to ownership by directors, consists of 32,034 shares of Preferred Stock held by Ramius Securities, LLC. Mr. Cohen disclaims beneficial ownership of these securities.

  Equity Compensation Plan Information

        The following table provides information about the shares of our Common Stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2002.

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

        The equity compensation plans which were not submitted for stockholder approval consisted of certain stock options granted in 1993, warrants issued in 1992, 1995 and 2000, and our 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995. Such plans are described below.

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

        Warrant issued in 2000. The Company issued a warrant in October 2000 to a financial advisor for services related to the acquisition of Scientific Games Holdings Corp. The warrant permits the holder to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $3.58 per share and is scheduled to expire in October 2004.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with the public offering of 14,375,000 shares of our Common Stock in June 2002, we issued pro rata to the holders of our Series A Preferred Stock, a new series of preferred stock that has voting rights that, together with the voting rights of the Series A Preferred Stock, effectively reduced the aggregate ownership of Series A Preferred Stock (on an "as-converted" basis) that the holders are required to maintain in order to elect directors of the Company. The threshold for electing four directors was reduced from 25% to 22.5% and the threshold for electing three directors was reduced from 20% to 17.5%. The 10% and 5% thresholds for electing two and one director, respectively, remain in effect. The new series of preferred stock does not pay dividends and has a liquidation preference of no more than $2,000 in the aggregate. In addition, we agreed to permit Cirmatica Gaming, S.A., the holder of a majority of the Series A Preferred Stock, subject to certain limitations, to select a representative to attend all meetings of, and participate in discussions of matters brought to, both our Board of Directors and the Executive Committee of our Board of Directors.

        We are part of a consortium which includes Lottomatica S.p.A. (the parent company of Cirmatica Gaming, S.A.) that has been awarded a contract to be the exclusive operator for instant tickets in Italy. This award has been protested and is being reviewed in the Italian courts. If the award is ratified, we expect to enter into a contract, which initially would provide for the printing of tickets and the installation of a new centralized system, along with a full complement of cooperative services.

        Eric Pullman, the brother-in-law of Martin E. Schloss, received $100,000 during 2002 for consulting services provided to the Company for projects principally involving our Connecticut OTB business.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: April 30, 2003
	By:	/s/ DeWayne E. Laird
DeWayne E. Laird Vice President and Chief Financial Officer

CERTIFICATIONS

I, A. Lorne Weil, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Scientific Games Corporation;

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

Date: April 30, 2003
/s/ A. LORNE WEIL A. Lorne Weil Chief Executive Officer

CERTIFICATIONS

I, DeWayne E. Laird, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Scientific Games Corporation;

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

Date: April 30, 2003
/s/ DEWAYNE E. LAIRD DeWayne E. Laird Chief Financial Officer

QuickLinks

PART III.
REPORT OF THE COMPENSATION COMMITTEE
STOCK PERFORMANCE GRAPH
COMPARISON OF SIXTY-TWO MONTH CUMULATIVE TOTAL RETURN FOR THE PERIOD BEGINNING ON OCTOBER 31, 1997 AND ENDING ON DECEMBER 31, 2002
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS