Form 10-Q
period 2003-03-31
SCIENTIFIC GAMES CORP
filed 2003-05-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
(Zip Code)

(212) 754-2233
(Registrant’s telephone number, including area code)

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

Act).                           Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2003:

Class A Common Stock:	59,651,411
Class B Common Stock:	None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2002	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$34,929	29,490
Accounts receivable, net of allowance for doubtful accounts	53,260	48,638
Inventories	20,535	21,698
Prepaid expenses, deposits and other current assets	22,654	18,530
Total current assets	131,378	118,356
Property and equipment, at cost	404,685	406,988
Less accumulated depreciation	203,819	212,821
Net property and equipment	200,866	194,167
Goodwill, net	199,926	226,697
Other intangible assets, net	57,822	58,179
Other assets and investments	83,986	87,710
Total assets	$673,978	685,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,865	3,774
Accounts payable	23,888	24,822
Accrued liabilities	53,513	53,147
Interest payable	3,597	1,420
Total current liabilities	84,863	83,163
Deferred income taxes	25,207	25,226
Other long-term liabilities	22,318	24,854
Long-term debt, excluding current installments	356,664	355,736
Total liabilities	489,052	488,979

Commitments and contingencies	—	—

Stockholders’ equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,248 and 1,267 shares outstanding at December 31, 2002 and March 31, 2003, respectively	1,248	1,267
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 and 1.194 shares outstanding at December 31, 2002 and March 31, 2003, respectively	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 59,375 and 59,619 shares outstanding at December 31, 2002 and March 31, 2003, respectively	594	596
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	384,927	387,321
Accumulated losses	(197,979)	(188,505)
Treasury stock, at cost	(3,539)	(3,539)
Accumulated other comprehensive loss	(326)	(1,011)
Total stockholders’ equity	184,926	196,130
Total liabilities and stockholders’ equity	$673,978	685,109

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2003

(Unaudited, in thousands, except per share amounts)

	2002	2003
Operating revenues:
Services	$92,503	105,267
Sales	14,469	18,070
	106,972	123,337
Operating expenses (exclusive of depreciation and amortization shown below):
Services	53,249	57,628
Sales	9,238	12,407
Amortization of service contract software	1,209	1,267
	63,696	71,302
Total gross profit	43,276	52,035
Selling, general and administrative expenses	14,360	18,461
Depreciation and amortization	9,197	9,781
Operating income	19,719	23,793
Other deductions (income):
Interest expense	11,451	6,232
Other income	(68)	(104)
	11,383	6,128
Income before income tax expense	8,336	17,665
Income tax expense	1,131	6,344
Net income	7,205	11,321
Convertible preferred stock paid-in-kind dividend	1,803	1,847
Net income available to common stockholders	$5,402	9,474

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.13	0.16
Diluted net income available to common stockholders	$0.10	0.13
Weighted average number of shares used in per share calculations:
Basic shares	42,067	59,450
Diluted shares	71,725	87,932

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2003

(Unaudited, in thousands)

	2002	2003
Cash flows from operating activities:
Net income	$7,205	11,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,406	11,048
Changes in operating assets and liabilities, net of effects of business acquisitions	(16,463)	(4,461)
Other	340	5,294
Total adjustments	(5,717)	11,881
Net cash provided by operating activities	1,488	23,202

Cash flows from investing activities:
Capital expenditures	(1,828)	(1,732)
Wagering systems expenditures	(5,006)	(1,643)
Business acquisition, net of cash acquired	—	(20,744)
Increase in other assets and liabilities, net	(5,124)	(4,093)
Net cash used in investing activities	(11,958)	(28,212)

Cash flows from financing activities:
Net borrowings under lines of credit	4,250	—
Payments on long-term debt	(2,166)	(1,242)
Proceeds from the issuance of common stock	1,163	508
Net cash provided by (used in) financing activities	3,247	(734)

Effect of exchange rate changes on cash and cash equivalents	(410)	305
Decrease in cash and cash equivalents	(7,633)	(5,439)
Cash and cash equivalents, beginning of period	12,649	34,929
Cash and cash equivalents, end of period	$5,016	29,490

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,397	8,103
Net income taxes	$992	1,372
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,803	1,847

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1)            Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2003 and the consolidated statements of operations for the three months ended March 31, 2002 and 2003, and the consolidated condensed statements of cash flows for the three months then ended, have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2003 and the results of its operations for the three months ended March 31, 2002 and 2003 and its cash flows for the three months ended March 31, 2002 and 2003 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per share for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	2003
Income (numerator)
Net income available to common stockholders (basic)	$5,402	9,474
Add back preferred stock paid-in-kind dividend	1,803	1,847
Income before preferred dividend available to common stockholders (diluted)	$7,205	11,321

Shares (denominator)
Basic weighted average common shares outstanding	42,067	59,450
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	29,658	28,482
Diluted weighted average common shares outstanding	71,725	87,932

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.13	0.16
Diluted net income per share available to common stockholders	$0.10	0.13

At March 31, 2002 and 2003, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future.  (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended December 31, 2002 in the Company’s 2002 Annual Report on Form 10-K.)

Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method.  Accordingly, no stock compensation expense has been recognized for a substantial majority of its stock-based compensation plans.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	2002	2003
Net income available to common stockholders as reported	$5,402	9,474
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(1,096)	(760)
Pro forma net income available to common stockholders	$4,306	8,714

Net income available to common stockholders per basic share:
As reported	$0.13	0.16
Pro forma	$0.10	0.14
Net income available to common stockholders per diluted share:
As reported	$0.10	0.13
Pro forma	$0.09	0.12

(1)          The amounts for the 2003 period are net of income tax benefit.  No adjustments were made for income tax benefit in the 2002 period as the Company was not in a position to utilize the tax benefits of prior period operating losses.

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant ($8.53 in the three months ended March 31, 2002 and $5.39 in the three months ended March 31, 2003) and the following weighted average assumptions: risk-free interest rate of 5.0% for the three months ended March 31, 2002 and 3.6% for the three months ended March 31, 2003; expected option life of 7.0 years for both periods presented; volatility of 74% the three months ended March 31, 2002 and 73% in the three months ended March 31, 2003; and no dividend yield in either period presented. The average fair values of options granted during the three months ended March 31, 2002 and 2003, were $6.18 and $3.80, respectively.

(2)            Acquisition of MDI Entertainment, Inc.

On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. (“MDI”) through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI’s President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash.  With the purchase of MDI, the Company significantly expanded its offerings of licensed branded products and prize fulfillment and related services.  MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games.  The Company’s portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson, Wheel of Fortune, and many others.  The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries.  The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition.  The excess of the purchase price over the fair values of the net assets acquired is currently estimated to be approximately $26,656 and has been recorded as goodwill.  This estimate is subject to revisions until the valuations of MDI’s assets and liabilities are completed.  The operating results of MDI have been included in the Company’s consolidated operating results since the date of acquisition.  Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company’s pro forma operating results for the three months ended March 31, 2003 would not have been materially different from the actual reported results.

(3)            Business Segments

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three months ended March 31, 2002 and 2003, and assets at March 31, 2002 and 2003, by business segment.  Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended March 31, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals

Service revenues	$58,078	19,624	14,801	—	92,503
Sales revenues	1,941	1,753	—	10,775	14,469
Total revenues	60,019	21,377	14,801	10,775	106,972
Cost of service	32,164	10,875	10,210	—	53,249
Cost of sales	1,482	734	—	7,022	9,238
Amortization of service contract software	583	626	—	—	1,209
Total operating expenses	34,229	12,235	10,210	7,022	63,696
Gross profit	25,790	9,142	4,591	3,753	43,276
Selling, general and administrative expenses	6,483	1,838	629	1,148	10,098
Depreciation and amortization	5,406	2,809	420	475	9,110
Segment operating income	13,901	4,495	3,542	2,130	24,068
Unallocated corporate expense					4,349
Consolidated operating income	$				19,719

Assets at March 31, 2002	$306,823	220,661	34,642	35,002	597,128
Capital and wagering systems expenditures	$4,645	1,341	164	684	6,834

	Three Months Ended March 31, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals

Service revenues	$70,964	18,930	15,373	—	105,267
Sales revenues	6,047	2,159	—	9,864	18,070
Total revenues	77,011	21,089	15,373	9,864	123,337
Cost of service	36,331	10,748	10,549	—	57,628
Cost of sales	4,485	1,253	—	6,669	12,407
Amortization of service contract software	661	606	—	—	1,267
Total operating expenses	41,477	12,607	10,549	6,669	71,302
Gross profit	35,534	8,482	4,824	3,195	52,035
Selling, general and administrative expenses	9,233	2,351	902	1,214	13,700
Depreciation and amortization	5,673	2,769	503	647	9,592
Segment operating income	20,628	3,362	3,419	1,334	28,743
Unallocated corporate expense					4,950
Consolidated operating income	$				23,793

Assets at March 31, 2003	$343,374	270,263	35,384	36,088	685,109
Capital and wagering systems expenditures	$1,722	1,056	299	298	3,375

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2002	2003

Reportable consolidated operating income	$19,719	23,793
Interest expense	11,451	6,232
Other income	(68)	(104)
Income before income tax expense	$8,336	17,665

(4)            Income Tax Expense

Due to the recognition in the fourth quarter of 2002 of the income tax benefit from the net operating loss carryforwards, the effective income tax rate for the first three months of 2003 is approximately 36%, which differed from the federal statutory rate of 35% due primarily to foreign and state income taxes.

The effective income tax rate of 14% for the first three months of 2002 differed from the federal statutory rate of 35% as federal and state income taxes were mostly offset by the usage of existing net operating loss carryforwards, plus the reversal of deferred tax liabilities provided in connection with the acquisition of SGHC.  No current tax benefit was recognized on the remaining value of the domestic net operating loss carryforwards in the period.

(5)            Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three month periods ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	2002	2003

Net income	$7,205	11,321
Other comprehensive income (loss):
Foreign currency translation	(1,003)	(73)
Unrealized gain on investments	355	869
Unrealized gain on interest rate swap agreements	1,861	—
Unrealized loss on Canadian dollar hedges	—	(1,481)
Other comprehensive income (loss)	1,213	(685)
Comprehensive income	$8,418	10,636

(6)            Inventories

Inventories consist of the following:

	December 31, 2002	March 31, 2003

Parts and work-in-process	$10,850	11,722
Finished goods	9,685	9,976
	$20,535	21,698

Parts and work-in-process include costs for equipment expected to be sold.  Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)            Debt

At March 31, 2003, the Company had approximately $27,779 available for borrowing under the Company’s revolving credit facility, which was entered into on December 19, 2002 as part of the Company’s new senior secured credit facility (the “2002 Facility”).  There were no borrowings outstanding under the revolving credit feature of the 2002 Facility, and approximately $22,221 in letters of credit were issued under the 2002 Facility at March 31, 2003.  At December 31, 2002, the Company’s available borrowing capacity under the 2002 Facility was $28,171.  As of March 31, 2003, there was $289,275 outstanding under the Term B Loan under the 2002 Facility and $67,043 of the Company’s 12 1/2% Senior Subordinated Notes outstanding (the “Notes”).

(8)            Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-lived Assets to be Disposed Of

The following disclosure presents certain information on the Company’s acquired intangible assets subject to amortization as of December 31, 2002 and March 31, 2003.  Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288
		19,025	5,305	13,720
Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating rights		22,339	8,319	14,020
		54,539	10,437	44,102
Total intangible assets		$73,564	15,742	57,822

Balance at March 31, 2003
Amortizable intangible assets:
Patents	15	$1,119	178	941
Customer lists	14	15,375	4,563	10,812
Customer service contracts	15	3,433	1,109	2,324
		19,927	5,850	14,077
Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating rights		22,339	8,319	14,020
		54,539	10,437	44,102
Total intangible assets		$74,466	16,287	58,179

The aggregate intangible amortization expense for the three-month period ended March 31, 2003 was approximately $545.  The estimated intangible asset amortization expense for the year ending December 31, 2003 and for each of the subsequent four years ending December 31, 2007 are $2,201, $1,916, $1,168, $881 and $879, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2002 to March 31, 2003.  The Company recorded a $890 increase in goodwill in January  2003 in connection with an earnout payment pursuant to the SERCHI (as defined below) purchase agreement.  Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5, 2002 acquisition of 65% of the issued and outstanding shares of Serigrafica Chilena S.A. (“SERCHI”), was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003.  The Company recorded an increase to goodwill on January 9, 2003 of $26,656 related to the initial purchase price allocation of the MDI acquisition, subject to revision pending the completion of the final valuation and allocation of the purchase price.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals

Balance at December 31, 2002	$199,439	487	—	—	199,926
Adjustments:
Addition to goodwill in connection with the final price allocation of SERCHI	890	—	—	—	890
Reclassification of customer service contract to intangible assets in connection with the final purchase price allocation of SERCHI	(775)	—	—	—	(775)
Record the initial value of goodwill acquired in connection with the acquisition of MDI	26,656	—	—	—	26,656
Balance at March 31, 2003	$226,210	487	—	—	226,697

(9)            Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The Notes and the 2002 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2002 and March 31, 2003 and for the three months ended March 31, 2002 and 2003.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the 2002 Facility was in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$25,323	180	9,426	—	34,929
Accounts receivable, net	—	35,521	17,779	(40)	53,260
Inventories	—	16,591	4,480	(536)	20,535
Other current assets	10,810	6,988	4,826	30	22,654
Property and equipment, net	3,572	151,366	46,559	(631)	200,866
Investment in subsidiaries	364,741	4,240	—	(368,981)	—
Goodwill	183	195,828	3,915	—	199,926
Intangible assets	—	52,892	4,930	—	57,822
Other assets	47,817	38,693	6,001	(8,525)	83,986

Total assets	$452,446	502,299	97,916	(378,683)	673,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$3,281	9	575	—	3,865
Current liabilities	13,342	49,047	17,970	639	80,998
Long-term debt, excluding current installments	356,418	1	245	—	356,664
Other non-current liabilities	7,569	28,972	10,845	139	47,525
Intercompany balances	(113,090)	96,751	17,822	(1,483)	—
Stockholders’ equity	184,926	327,519	50,459	(377,978)	184,926

Total liabilities and stockholders’ equity	$452,446	502,299	97,916	(378,683)	673,978

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$21,294	830	7,366	—	29,490
Accounts receivable, net	—	33,167	15,510	(39)	48,638
Inventories	—	17,480	4,754	(536)	21,698
Other current assets	6,113	6,936	5,451	30	18,530
Property and equipment, net	3,479	146,384	44,935	(631)	194,167
Investment in subsidiaries	395,773	27,198	—	(422,971)	—
Goodwill	183	222,484	4,030	—	226,697
Intangible assets	—	52,801	5,378	—	58,179
Other assets	50,057	40,147	5,848	(8,342)	87,710

Total assets	$476,899	547,427	93,272	(432,489)	685,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$3,285	9	480	—	3,774
Current liabilities	10,618	50,492	17,640	639	79,389
Long-term debt, excluding current installments	355,599	—	137	—	355,736
Other non-current liabilities	10,801	28,149	11,006	124	50,080
Intercompany balances	(99,534)	88,472	12,545	(1,483)	—
Stockholders’ equity	196,130	380,305	51,464	(431,769)	196,130

Total liabilities and stockholders’ equity	$476,899	547,427	93,272	(432,489)	685,109

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2002

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	84,114	24,927	(2,069)	106,972
Operating expenses	—	47,567	16,968	(2,048)	62,487
Amortization of service contract software	—	1,209	—	—	1,209

Gross profit	—	35,338	7,959	(21)	43,276

Selling, general and administrative expenses	4,263	7,609	2,491	(3)	14,360
Depreciation and amortization	87	7,223	1,889	(2)	9,197
Operating income (loss)	(4,350)	20,506	3,579	(16)	19,719
Interest expense	11,295	178	309	(331)	11,451
Other (income) expense	(292)	(379)	327	276	(68)
Income (loss) before equity in income of subsidiaries, and income taxes	(15,353)	20,707	2,943	39	8,336
Equity in income of subsidiaries	22,650	—	—	(22,650)	—
Income tax expense	92	37	1,002	—	1,131

Net income	$7,205	20,670	1,941	(22,611)	7,205

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	97,639	27,219	(1,521)	123,337
Operating expenses	—	53,261	18,304	(1,530)	70,035
Amortization of service contract software	—	1,167	100	—	1,267

Gross profit	—	43,211	8,815	9	52,035

Selling, general and administrative expenses	4,761	10,352	3,351	(3)	18,461
Depreciation and amortization	189	7,486	2,114	(8)	9,781
Operating income (loss)	(4,950)	25,373	3,350	20	23,793
Interest expense	6,077	151	1,184	(1,180)	6,232
Other (income) expense	(189)	(1,338)	258	1,165	(104)
Income (loss) before equity in income of subsidiaries, and income taxes	(10,838)	26,560	1,908	35	17,665
Equity in income of subsidiaries	27,747	—	—	(27,747)	—
Income tax expense	5,588	87	669	—	6,344

Net income	$11,321	26,473	1,239	(27,712)	11,321

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$7,205	20,670	1,941	(22,611)	7,205
Depreciation and amortization	87	8,432	1,889	(2)	10,406
Equity in income of subsidiaries	(22,650)	—	—	22,650	—
Changes in operating assets and liabilities	(5,182)	(11,909)	438	190	(16,463)
Other non-cash adjustments	306	(62)	96	—	340

Net cash provided by (used in) operating activities	(20,234)	17,131	4,364	227	1,488

Cash flows from investing activities:
Capital and wagering systems expenditures	30	(5,061)	(1,803)	—	(6,834)
Other assets and investments	(269)	(1,941)	379	(3,293)	(5,124)

Net cash used in investing activities	(239)	(7,002)	(1,424)	(3,293)	(11,958)

Cash flows from financing activities:
Net borrowing under lines of credit	4,250	—	—	—	4,250
Payments on long-term debt	(2,064)	(2)	(100)	—	(2,166)
Net proceeds from stock issue	1,163	—	—	—	1,163
Other, principally intercompany balances	11,955	(11,446)	(3,575)	3,066	—

Net cash provided by (used in) financing activities	15,304	(11,448)	(3,675)	3,066	3,247

Effect of exchange rate changes on cash	—	(217)	(193)	—	(410)

Decrease in cash and cash equivalents	(5,169)	(1,536)	(928)	—	(7,633)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$2,443	(1,951)	4,524	—	5,016

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Net income	$11,321	26,473	1,239	(27,712)	11,321
Depreciation and amortization	189	8,653	2,214	(8)	11,048
Equity in income of subsidiaries	(27,747)	—	—	27,747	—
Changes in operating assets and liabilities	(2,652)	(2,542)	898	(165)	(4,461)
Deferred Income taxes	4,582	188	60		4,830
Other non-cash adjustments	403	78	(17)	—	464

Net cash provided by (used in) operating activities	(13,904)	32,850	4,394	(138)	23,202

Cash flows from investing activities:
Capital and wagering systems expenditures	(48)	(1,609)	(1,718)	—	(3,375)
Business acquisition, net of cash acquired	—	(20,744)	—	—	(20,744)
Other assets and investments	(967)	(3,661)	562	(27)	(4,093)

Net cash used in investing activities	(1,015)	(26,014)	(1,156)	(27)	(28,212)

Cash flows from financing activities:
Payments on long-term debt	(815)	(201)	(226)	—	(1,242)
Proceeds from stock issue	508	—	—	—	508
Other, principally intercompany balances	11,197	(5,770)	(5,592)	165	—

Net cash provided by (used in) financing activities	10,890	(5,971)	(5,818)	165	(734)

Effect of exchange rate changes on cash	—	(215)	520	—	305

Increase (decrease) in cash and cash equivalents	(4,029)	650	(2,060)	—	(5,439)
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of period	$21,294	830	7,366	—	29,490

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS FOR

THE THREE MONTHS ENDED MARCH 31, 2003

Background

On January 29, 2002, we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to “SGMS.”

The following discussion addresses our financial condition as of March 31, 2003 and the results of our operations for the three months ended March 31, 2003, compared to the same period in the prior year.  This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K.

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

In January 2003, we significantly expanded our offerings of licensed branded lottery products and prize fulfillment and related services with the acquisition of MDI Entertainment, Inc. (“MDI”).  MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games.  Our portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson and Wheel of Fortune, plus many others.  We expect that our acquisition of MDI will enable us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate additional revenues.

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

Our revenues are derived from two principal sources: service revenues and sales revenues.  Service revenues are earned pursuant to multi-year contracts to provide instant tickets and related services and on-line lottery and pari-mutuel wagering systems and services, or are derived from wagering by customers at facilities we own or lease.  Sales revenues are derived from sales of prepaid phone cards and from the sale of wagering and lottery systems, equipment, and software licenses.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our pari-mutuel wagering business.  As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days.  This adversely affects the amounts wagered and our corresponding service revenues.  Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis.  Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions.  In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.  Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period.

Results of Operations: See Note 3—Business Segments

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Revenue Analysis

For the three months ended March 31, 2003, revenues of $123.3 million improved $16.4 million or 15% overall as compared to the prior year quarter, reflecting a $12.8 million or 14% increase in service revenue and a $3.6 million or 25% increase in sales revenue.

The increase in service revenue in the three months ended March 31, 2003 is primarily attributable to a $12.9 million or 22% increase in revenues in the Lottery Group as compared to the prior year quarter, of which $6.2 million is attributable to SERCHI not being present in the first quarter of 2002 and the addition of MDI beginning January 10, 2003, and $5.3 million primarily attributable to a major promotional game with a Mexican customer and other minor increases in revenues related to the Company’s cooperative services programs and European lottery operations.  Pari-mutuel Group service revenues were approximately $0.7 million or 4% lower than the previous year primarily due to lower Handle (dollars wagered) caused by the severe winter weather conditions in the northeast and the war with Iraq.  Venue Management Group service revenues increased approximately $0.6 million or 4% compared to the prior year quarter due primarily to increased commissions from the Mohegan Sun Casino as well as more favorable exchange rates in The Netherlands.

The $3.6 million increase in sales revenue in the three months ended March 31, 2003 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group and the Pari-mutuel Group.  These increases were partially offset by a $0.9 million reduction in revenues in the Telecommunications Group as compared to the prior year quarter due primarily to increased price competition in the European prepaid cellular phone card market.

Gross Profit Analysis

Gross profit of $52.0 million for the three months ended March 31, 2003 increased $8.8 million or 20% as compared to the same period in 2002, reflecting an $8.4 million or 21% improvement on service revenues, and a $0.4 million or 8% improvement on sales revenues.  Margin improvements related to service revenues were primarily attributable to increased instant ticket sales to domestic customers, as well as the addition of MDI and the inclusion of SERCHI as compared to the prior year quarter.  A decrease of $0.6 million or 6% in gross margin was caused by lower service revenues in the Pari-mutuel Group primarily due to the war with Iraq as well as the severe winter weather conditions in the northeastern United States.  Increased sales revenue as discussed above contributed approximately $0.4 million or 8% in gross margin increase during the first quarter of 2003 as compared to the same period in 2002 primarily due to the mix of systems and equipment sold, partially offset by the decrease in revenues in the Telecommunications Products Group.

Expense Analysis

 Selling, general and administrative expenses of $18.5 million in the three months ended March 31, 2003 were $4.1 million or 29% higher than in the same period in 2002, primarily due to $1.4 million from the addition of SERCHI and MDI, $0.5 million from the favorable settlement of litigation in 2002, and $1.6 million for increased sales and marketing costs, compensation, medical costs and professional service fees.

Depreciation and amortization expense of $9.8 million in the three months ended March 31, 2003 increased $0.6 million or 6% from the same period in 2002, primarily due to the acquisition of MDI and increased amortization expense on intangibles as a result of reclassifications made pursuant to the final purchase price allocation of SERCHI.

Interest expense of $6.2 million in the three months ended March 31, 2003 decreased $5.2 million from $11.5 million in the same period in 2002, primarily as a result of the 2002 debt reduction program (see Liquidity, Capital Resources and Working Capital).

Income Tax Expense

Income tax expense of $6.3 million in the three months ended March 31, 2003 increased $5.2 million from $1.1 million in the same period in 2002.  Due to the recognition of the income tax benefit from the net operating loss carryforward in the fourth quarter of 2002, the income tax provision for the period ended March 31, 2003 is approximately 36% compared to a tax rate of approximately 14% in the same period in 2002.  We estimate that our cash tax rate for fiscal 2003 will be approximately 18%.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 1 to our 2002 Annual Report on Form 10-K.  Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgements, often as a result of matters that are inherently uncertain and may change in subsequent periods.  Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes.  Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

In 2002, we initiated a debt reduction program.  In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the “2002 Offering”) and used the net proceeds of approximately $98.4 million (after deducting underwriting discounts, commissions and prior to deducting offering expenses) to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes.  As a result of these transactions, our capital structure improved, and Standard & Poors Ratings Group and Moody’s Investors Service, Inc. upgraded our credit ratings.  In December 2002, we replaced our existing senior secured credit facility (the “2000 Facility”), with the 2002 Facility, which consists of a $50.0 million revolving credit facility due 2006 that can be increased to $70.0 million, and a $290.0 million Term B Loan due 2008.  As a result of the 2002 debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant.  Approximately 81% of our debt is in variable rate instruments.  Consequently, we are exposed to fluctuations in interest rates.  The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.4 million per year in our interest expense assuming no change in our outstanding borrowings.

Our financing arrangements impose certain limitations on our and our subsidiaries’ operations.

The credit agreement governing the 2002 Facility (the “Credit Agreement”) contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets.  Additionally, the Credit Agreement governing the 2002 Facility contains the following financial covenants at March 31, 2003 that are computed quarterly on a rolling four-quarter basis as applicable:

• A maximum Consolidated Leverage Ratio of 4.00, which will be reduced according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2008 the ratio shall be 3.00.  Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

• A minimum Consolidated Interest Coverage Ratio of 2.75, which will be increased according to the terms of the Credit Agreement through July 1, 2004, from which date until December 2008 the ratio shall be 3.75.  Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

• A minimum Consolidated Fixed Charge Coverage Ratio of 1.65 which will be increased according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2008 the ratio shall be 1.85.  Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

• A maximum Consolidated Senior Debt Ratio of 3.25, which will be reduced according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2008 the ratio shall be 2.50.  Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at March 31, 2003 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

The 2002 Facility provides for borrowings up to $50.0 million to be used for working capital and general corporate purpose loans and for letters of credit.  At March 31, 2003, we had outstanding letters of credit of $22.2 million, but no outstanding borrowings under the 2002 Facility, leaving us with a total availability of $27.8 million as compared to $28.2 million at December 31, 2002.  Our ability to continue to borrow under the 2002 Facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants.  Presently, we have not sought and, therefore, do not have any other financing commitments.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

Our Series A Convertible Preferred Stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of preferred stock.  The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash, subject to bank approval. We expect that we will continue to make such payments in-kind.

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

At March 31, 2003, our available cash and borrowing capacity totaled $57.3 million compared to $63.1 million at December 31, 2002. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The decrease in our available cash and borrowing capacity from the December 31, 2002 level principally reflects the use of net cash provided by operating activities and cash on hand to fund our $20.7 million acquisition of MDI, and to fund our wagering systems and other capital expenditures of approximately $3.4 million.  These fundings were mostly offset by the $23.2 million of net cash provided by operating activities for the three months ended March 31, 2003.  Of this amount, $27.7 million was provided by operations and $4.5 million was used for changes in working capital. The working capital changes occurred principally from decreases in accounts payable, accrued liabilities, and accrued interest, partially offset by the reduction of receivables.

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

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Among other changes, SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded.

We were required to adopt SFAS 145, effective January 1, 2003. Pursuant to SFAS 145, we will be required to reclassify the extraordinary losses we incurred in 2002 to other income/deductions in future reports.

On March 12, 2003, the FASB added to its agenda two projects that will seek to improve the accounting and disclosures relating to stock-based compensation and pension costs.  Amongst other issues, the project on stock-based compensation will address whether to require that the cost of employee stock options be treated as an expense. The FASB plans to start deliberating the key issues on this subject at future public meetings with a view to issuing an Exposure Draft later this year that could become effective in 2004. Separately, the FASB decided to add a project to its agenda that would seek to improve disclosures relating to employer pension plans. As part of this project, the FASB will address perceived deficiencies in current pension accounting by identifying ways to enhance disclosures about pension costs, plan assets, obligations and funding requirements. Until final standards are issued, we will not be able to quantify the impact, if any, that these two projects will have on our future consolidated operations or financial position.

Recent Developments

On March 25, 2003, we announced that we were awarded the contract to provide an on-line AEGIS® lottery system to International Lotto Corp., S.A., a Peruvian company installing the first “Real-Time and On-Line Electronic Lottery” in the Republic of Peru. The initial term of the contract is fifteen years with an option to renew for an additional fifteen-year period. We estimate that the new contract will generate approximately $30.0 million of revenue over the initial five-year period.

On February 20, 2003, the New Mexico Lottery Authority board of directors approved us as the choice for such lottery authority’s instant ticket and related services contract.  We anticipate that the contract will generate approximately $5.3 million of revenue over its four-year term.

On January 17, 2003, we completed the acquisition of MDI Entertainment, Inc. (“MDI”) through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI’s President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares were converted into the right to receive $1.60 per share, in cash. The acquisition was accounted for using the purchase method of accounting.

On January 9, 2003, we announced that we were awarded the contract to provide pari-mutuel services to STWK, the Poland racing organization.  We anticipate that the contract will generate approximately $4.0 million of revenue over its ten-year term, plus up to an additional $3.0 million of revenue relating to a significant expansion of the racing organization’s OTB network and simulcasting systems.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At March 31, 2003 approximately one-fifth of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Liquidity, Capital Resources and Working Capital.”)

Principal Amount by Expected Maturity - Average Interest Rate

March 31, 2003

(dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	67,043	67,043	77,770
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$2,846	3,543	3,316	3,304	3,228	276,230	292,467	292,467
Average interest rate	6.45%	5.23%	4.88%	4.89%	4.87%	4.81%	4.83%

Since 2002, we have been party to derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which have a notional value of 59.7 million Canadian dollars at March 31, 2003, have been designated as cash flow hedges. For the three months ended March 31, 2003, we recorded a debit to other comprehensive income (loss) of $2.5 million for the change in the fair value of these foreign exchange instruments, bringing the cumulative total to a debit balance of $2.1 million.

The following table provides notional amounts and interest rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity - Canadian Currency Hedge

March 31, 2003

(dollars in thousands)

	Notional Amount
	2003	2004	2005	2006	2007	Thereafter	Total	Fair value

Canadian currency hedge:
U.S. $ amount	$35,188	2,725	—	—	—	—	37,913	(2,117)
Exchange rate	1.57	1.59	—	—	—	—	1.57	—

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Netherlands, France, Chile, and Austria. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments.  Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995.  In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “except” or “anticipate,” or the negatives thereof, variations thereon or similar terminology.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2003

PART II.        OTHER INFORMATION

Item 1.                 Legal Proceedings

No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2.                 Changes in Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Stockholders

None.

Item 5.                 Other Information

The Company’s Proxy Statement dated August 12, 2002 for last year’s annual meeting indicated that proposals by stockholders intended to be presented at the 2003 annual meeting of stockholders should be received by June 30, 2003, based on the mailing date of the proxy materials for last year’s annual meeting held on September 10, 2002.  The 2003 annual meeting is scheduled to take place on June 23, 2003, and, accordingly, the Company will require that any proposal that a stockholder wishes to present at such annual meeting must be received by the Secretary of the Company by June 2, 2003.  Moreover, under Securities and Exchange Commission rules the Company’s proxies will have discretionary voting authority with respect to any such proposal unless, among other things, that proposal is submitted a reasonable time prior to the mailing of the Company’s proxy statement for the 2003 annual meeting; that mailing is presently anticipated to occur on or about May 23, 2003.  Stockholders must also comply with such rules as may be prescribed from time to time by the Securities and Exchange Commission regarding proposals of security holders.  Stockholders had until April 14, 2003 to submit a proposal for inclusion in the Company’s proxy statement.

Item 6.                 Exhibits and Reports on Form 8-K

(a)                     Exhibits

99.1              Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                    Reports on Form 8-K

A current report on Form 8-K was filed on January 24, 2003, in which the Company reported that its direct subsidiary, Scientific Games International, Inc. (“SGI”), acquired 8,616,738 shares of common stock of MDI Entertainment (“MDI”) on January 9, 2003 through a tender offer for $1.60 per share in cash, and completed, on January 17, 2003, a merger in which MDI became a wholly owned subsidiary of SGI.  A current report on Form 8-K/A was filed on March 25, 2003, in which the Company reported that it had determined that historical financial statements of MDI and pro forma financial information giving effect to the acquisition of MDI were not required to be filed by amendment to the Form 8-K filed on January 24, 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

		By:	/s/ DeWayne E. Laird
		Name:	DeWayne E. Laird
		Title:	Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated:	May 9, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ DeWayne E. Laird
DeWayne E. Laird
Chief Financial Officer

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2003

INDEX TO EXHIBITS

(a) Exhibit Number	Description

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.