Form 10-Q/A
period 2002-03-31
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A
Amendment No. 2

[Mark One]
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
AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2002

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets as of December 31, 2001 and March 31, 2002	4
	Statements of Operations for the Three Months Ended March 31, 2001 and 2002	5
	Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002	6
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	32

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-Q/A filed by Scientific Games Corporation (the "Company") amends the Company's Quarterly Report on Form 10-Q, as previously amended, for the quarterly period ended March 31, 2002.

        Subsequent to the filing of such Quarterly Report, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward, recognized by the Company in the fourth quarter of 2002 should have been recognized at the time of the Company's acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002, and the years ended December 31, 2001 and 2002. This Form 10-Q/A is being filed to give effect to such amendments and restatements by amending and restating the following sections of the Company's Quarterly Report: (i) Financial Statements (including the Notes to Consolidated Financial Statements) (Part I, Item 1); and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2). For convenience, Parts I and II of the Company's Quarterly Report are included in their entirety in this Form 10-Q/A, although the items therein are not amended except as specifically indicated in this explanatory note. In addition to the foregoing amendments, (x) Item 6 of Part II (Exhibits and Reports on Form 8-K) is being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, and (y) the Quarterly Report is also being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Company's Quarterly Report, as previously amended, is being amended by this Form 10-Q/A.

        The Company has not updated the information in this Form 10-Q/A to speak as of a date after the filing of the Company's Quarterly Report, and this Form 10-Q/A does not amend or update the information in such Quarterly Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Restated December 31, 2001	Restated March 31, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	5,016
Restricted cash	708	740
Accounts receivable, net of allowance for doubtful accounts	50,410	52,554
Inventories	19,547	19,450
Prepaid expenses, deposits and other current assets	14,829	16,752

Total current assets	98,143	94,512

Property and equipment, at cost	364,837	370,754
Less accumulated depreciation	168,049	176,033

Net property and equipment	196,788	194,721

Goodwill, net	179,099	182,269
Other intangible assets, net	60,154	56,812
Other assets and investments	51,612	52,658

Total assets	$585,796	580,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	10,174
Accounts payable	26,632	23,760
Accrued liabilities	51,118	45,993
Interest payable	8,381	3,823

Total current liabilities	95,568	83,750

Deferred income taxes	16,250	23,494
Other long-term liabilities	23,440	22,404
Long-term debt, excluding current installments	430,298	431,633

Total liabilities	565,556	561,281

Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,220 and 1,237 shares outstanding at December 31, 2001 and March 31, 2002, respectively	1,220	1,237
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 41,203 and 42,986 shares outstanding at December 31, 2001 and March 31, 2002, respectively	412	430
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	278,525
Accumulated losses	(246,383)	(251,195)
Treasury stock, at cost	(135)	(135)
Accumulated other comprehensive loss	(10,384)	(9,171)

Total stockholders' equity	20,240	19,691

Total liabilities and stockholders' equity	$585,796	580,972

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	Restated 2001	Restated 2002
Operating revenues:
Services	$88,040	92,516
Sales	24,068	14,456

	112,108	106,972

Operating expenses (exclusive of depreciation and amortization shown below):
Services	58,113	53,262
Sales	14,707	9,225
Amortization of service contract software (Note 2)	892	1,209

	73,712	63,696

Total gross profit	38,396	43,276
Selling, general and administrative expenses	14,625	14,360
Depreciation and amortization	12,227	9,197

Operating income	11,544	19,719

Other deductions:
Interest expense	13,580	11,451
Other (income) expense	244	(68)

	13,824	11,383

Income (loss) before income tax expense	(2,280)	8,336
Income tax expense	714	11,345

Net loss	(2,994)	(3,009)
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Net loss available to common stockholders	$(4,693)	(4,812)

Basic and diluted net loss per share:
Basic net loss available to common stockholders	$(0.12)	(0.11)

Diluted net loss available to common stockholders	$(0.12)	(0.11)

Weighted average number of shares used in per share calculations:
Basic shares	40,163	42,067

Diluted shares	40,163	42,067

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2002
(Unaudited, in thousands)

	Restated 2001	Restated 2002
Cash flows from operating activities:
Net loss	$(2,994)	(3,009)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	13,119	10,406
Non-cash interest expense	585	612
Changes in operating assets and liabilities	(1,338)	(16,463)
Other	882	9,942

Total adjustments	13,248	4,497

Net cash provided by operating activities	10,254	1,488

Cash flows from investing activities:
Capital expenditures	(1,034)	(1,828)
Wagering systems expenditures	(8,316)	(5,006)
Increase in other assets and liabilities	(1,592)	(5,124)

Net cash used in investing activities	(10,942)	(11,958)

Cash flows from financing activities:
Net borrowings under lines of credit	7,000	4,250
Payments on long-term debt	(1,509)	(2,166)
Proceeds from the issuance of common stock	37	1,163

Net cash provided by financing activities	5,528	3,247

Effect of exchange rate changes on cash	(974)	(410)

Increase (decrease) in cash and cash equivalents	3,866	(7,633)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$10,354	5,016

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the period for:
Interest paid	$17,647	15,397

Net income taxes (recovered) paid	$(999)	992

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,699	1,803

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1)   Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward ("NOL"), recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL. In addition, the Company's restated income tax expense for the first quarter of fiscal 2002 reflects a charge of $9,790 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which caused the Company to reduce the recorded amount of its NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002 and the years ended December 31, 2001 and 2002. Conforming changes reflecting these revisions have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        The effects of the restatement on previously reported consolidated financial statements at December 31, 2001 and for the quarter ended March 31, 2001 and 2002 are summarized as below.

	December 31, 2001		March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Goodwill, net	$195,255	179,099	198,425	182,269
Total assets	601,952	585,796	597,128	580,972
Deferred income taxes	28,568	16,250	25,598	23,494
Accumulated losses	(242,545)	(246,383)	(237,143)	(251,195)
Total stockholders' equity	24,078	20,240	33,743	19,691
Total liabilities and stockholders' equity	$601,952	585,796	597,128	580,972

	Quarter Ended March 31, 2001		Quarter Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$12,716	12,227	9,197	9,197
Operating income	11,055	11,544	19,719	19,719
Income (loss) before income tax expense (benefit)	(2,769)	(2,280)	8,336	8,336
Income tax expense (benefit)	(332)	714	1,131	11,345
Net income (loss)	(2,437)	(2,994)	7,205	(3,009)
Net income (loss) available to common stockholders	$(4,136)	(4,693)	5,402	(4,812)

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.10)	(0.12)	0.13	(0.11)

Diluted net income (loss) available to common stockholders	$(0.10)	(0.12)	0.10	(0.11)

Weighted average number of shares used in per share calculations:
Basic Shares	40,163	40,163	42,067	42,067
Diluted Shares	40,163	40,163	71,725	42,067

(2)   Consolidated Financial Statements

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K, as modified by the foregoing. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	Restated 2001	Restated 2002
Income (loss) (numerator)
Net loss	$(2,994)	(3,009)
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Net loss available to common stockholders-basic	(4,693)	(4,812)
Add back convertible preferred stock paid-in-kind dividend	—	—

Net loss available to common stockholders-diluted	$(4,693)	(4,812)

Shares (denominator)
Basic weighted average common shares outstanding	40,163	42,067
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares (1)	—	—

Diluted weighted average common shares outstanding	40,163	42,067

Basic and diluted per share amount
Basic net loss available to common stockholders	$(0.12)	(0.11)

Diluted net loss available to common stockholders (1)	$(0.12)	(0.11)

(1)
Potential common shares are not included in the calculation of dilutive net loss per share in the three months ended March 31, 2001 and 2002 since the inclusion would be anti-dilutive.

At March 31, 2001 and 2002, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units, convertible preferred stock and deferred shares, which could potentially dilute basic earnings per share in the future. (See Notes 13 and 14 to the Consolidated Financial Statements for the year ended December 31, 2001 in the Company's 2001 Annual Report on Form 10-K, as modified by the foregoing.)

(3)   Business Segments

        The following tables represent revenues, profits, depreciation and capital expenditures for the three months ended March 31, 2001 and 2002 and assets at March 31, 2001 and 2002, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended March 31, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$53,203	19,333	15,504	—	88,040
Sales revenues	2,914	9,674	—	11,480	24,068

Total revenues	56,117	29,007	15,504	11,480	112,108

Cost of services	35,715	11,375	11,023	—	58,113
Cost of sales	2,126	6,000	—	6,581	14,707
Amortization of service contract software (Note 2)	339	553	—	—	892

Total operating expenses	38,180	17,928	11,023	6,581	73,712

Gross profit	17,937	11,079	4,481	4,899	38,396
Selling, general and administrative expenses	6,893	2,693	682	1,370	11,638
Depreciation and amortization	7,755	3,218	655	523	12,151

Segment operating income	$3,289	5,168	3,144	3,006	14,607

Unallocated corporate expense					$3,063

Consolidated operating income					$11,544

Assets at March 31, 2001	$291,153	232,992	33,827	34,108	592,080

Assets at December 31, 2001	$289,971	226,650	32,977	36,198	585,796

Capital and wagering systems expenditures	$7,469	975	363	543	9,350

	Three Months Ended March 31, 2002
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$58,078	19,637	14,801	—	92,516
Sales revenues	1,941	1,397	343	10,775	14,456

Total revenues	60,019	21,034	15,144	10,775	106,972

Cost of services	32,164	10,888	10,209	—	53,261
Cost of sales	1,483	389	332	7,022	9,226
Amortization of service contract software (Note 2)	583	626	—	—	1,209

Total operating expenses	34,230	11,903	10,541	7,022	63,696

Gross profit	25,789	9,131	4,603	3,753	43,276
Selling, general and administrative expenses	6,483	1,838	629	1,148	10,098
Depreciation and amortization	5,405	2,809	420	475	9,109

Segment operating income	$13,901	4,484	3,554	2,130	24,069

Unallocated corporate expense					$4,350

Consolidated operating income					$19,719

Assets at March 31, 2002	$290,667	220,661	34,642	35,002	580,972

Capital and wagering systems expenditures	$4,645	1,341	164	684	6,834

        The following table provides a reconciliation of consolidated operating income to the consolidated income (loss) before income tax expense (benefit) and extraordinary items for each period:

	Three Months Ended March 31,
	Restated 2001	2002
Reportable consolidated operating income	$11,544	19,719
Interest expense	13,580	11,451
Other (income) expense	244	(68)

Income (loss) before income tax expense	$(2,280)	8,336

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

        Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $7,249 and $5,388 at December 31, 2001 and March 31, 2002, respectively. For the three-month periods ended March 31, 2001 and 2002, the Company recorded a $2,806 charge and a $1,861 credit, respectively, to other comprehensive income (loss) for the change in fair value of the interest rate hedge instruments.

        The following presents a reconciliation of net loss to comprehensive loss for the three months ended March 31, 2001 and 2002:

	Three Months Ended March 31,
	Restated 2001	Restated 2002
Net loss	$(2,994)	(3,009)
Other comprehensive income (loss):
Foreign currency translation	(1,480)	(1,003)
Unrealized gain on investments	575	355
Unrealized gain (loss) on interest rate swap agreements	(2,806)	1,861

Other comprehensive income (loss)	(3,711)	1,213

Comprehensive loss	$(6,705)	(1,796)

(5)   Inventories

        Inventories consist of the following:

	December 31, 2001	March 31, 2002
Parts and work-in-process	$10,130	9,532
Finished goods	9,417	9,918

	$19,547	19,450

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

        We had unamortized goodwill of approximately $179,099 and unamortized identifiable intangible assets in the amount of approximately $60,154 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our right to operate our Connecticut OTBs and our trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at

December 31, 2001, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $15,909 for the year ended December 31, 2001. As a result of our adoption of SFAS 142, we also reduced the recorded amount of our NOL from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002. We also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. We completed our initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. We expect to complete our initial impairment review of goodwill by the end of the second quarter 2002. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with our goodwill will be required to be recognized.

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

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$900	79	821
Customer lists	14	14,600	2,324	12,276
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,107	30,093
Connecticut off-track betting system operating right	20	20,000	8,319	11,681

Total intangible assets		$74,900	14,746	60,154

Balance at March 31, 2002
Amortizable intangible assets:
Patents	15	$900	94	806
Customer lists	14	14,600	2,695	11,905

		15,500	2,789	12,711

Non-amortizable intangible assets:
Trade name		32,200	2,107	30,093
Connecticut off-track betting system operating right		22,327	8,319	14,008

		54,527	10,426	44,101

Total intangible assets		$70,027	13,215	56,812

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

Goodwill	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Balance at December 31, 2001	$176,502	2,597	—	—	179,099
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170

Balance at March 31, 2002	$179,672	2,597	—	—	182,269

        The following table compares pro forma net income (loss) available to common stockholders for the three months ended March 31, 2001, adjusted to reflect the adoption of SFAS 142 on January 1, 2001, to the reported net income for the three months ended March 31, 2002:

	Three Months Ended March 31,
	Restated 2001	Restated 2002
	Pro Forma	As Reported
Reported net loss	$(2,994)	(3,009)
Convertible preferred stock paid-in-kind dividend	1,699	1,803

Reported net loss available to common stockholders	(4,693)	(4,812)
Add back:
Goodwill and related intangible amortization, net of tax benefit of $305	2,327	—

Adjusted net loss available to common stockholders	$(2,366)	(4,812)

Basic and diluted net loss per share available to common stockholders:
Basic reported net loss per share	$(0.12)	(0.11)
Diluted reported net loss per share	(0.12)	(0.11)
Add back:
Goodwill and related intangible amortization, net of tax benefit	0.06	—

Adjusted basic net loss per share	$(0.06)	(0.11)

Adjusted diluted net loss per share	$(0.06)	(0.11)

Weighted average basic shares used in per share calculations	40,163	42,067

Weighted average diluted shares used in per share calculations	40,163	42,067

(8)   Recent Developments

        On March 19, 2002, the Company executed a letter of intent to purchase 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price will be $3,900 in cash payable at closing and up to an additional $4,400 in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years. The closing of the transaction is subject to certain conditions, including execution of definitive agreements and completion of due diligence.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$7,612	(415)	5,452	—	12,649
Accounts receivable, net	—	34,322	16,088	—	50,410
Inventories	—	16,524	3,558	(535)	19,547
Other current assets	973	9,344	5,190	30	15,537
Property and equipment, net	2,159	156,224	38,822	(417)	196,788
Investment in subsidiaries	249,365	—	—	(249,365)	—
Goodwill	183	176,502	2,414	—	179,099
Intangible assets	—	54,913	5,241	—	60,154
Other assets	20,378	44,071	6,487	(19,324)	51,612

Total assets	$280,670	491,485	83,252	(269,611)	585,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,018	9	410	—	9,437
Current liabilities	14,999	50,672	19,661	799	86,131
Long-term debt, excluding current installments	429,917	10	371	—	430,298
Other non-current liabilities	1,903	32,702	4,356	729	39,690
Intercompany balances	(195,407)	169,896	27,154	(1,643)	—
Stockholders' equity	20,240	238,196	31,300	(269,496)	20,240

Total liabilities and stockholders' equity	$280,670	491,485	83,252	(269,611)	585,796

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2002
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$2,443	(1,951)	4,524	—	5,016
Accounts receivable, net	—	37,794	14,760	—	52,554
Inventories	—	16,143	3,862	(555)	19,450
Other current assets	1,283	10,231	5,948	30	17,492
Property and equipment, net	2,068	154,339	38,730	(416)	194,721
Investment in subsidiaries	271,742	—	—	(271,742)	—
Goodwill	183	179,672	2,414	—	182,269
Intangible assets	—	53,180	3,632	—	56,812
Other assets	21,805	41,757	5,656	(16,560)	52,658

Total assets	$299,524	491,165	79,526	(289,243)	580,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,770	9	395	—	10,174
Current liabilities	10,127	42,636	19,866	947	73,576
Long-term debt, excluding current installments	431,351	8	274	—	431,633
Other non-current liabilities	11,661	29,627	4,410	200	45,898
Intercompany balances	(183,076)	163,116	21,751	(1,791)	—
Stockholders' equity	19,691	255,769	32,830	(288,599)	19,691

Total liabilities and stockholders' equity	$299,524	491,165	79,526	(289,243)	580,972

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2001
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	85,262	31,810	(4,964)	112,108
Operating expenses	—	54,832	22,908	(4,920)	72,820
Amortization of service contract software (Note 2)	—	892	—	—	892

Gross profit	—	29,538	8,902	(44)	38,396
Selling, general and administrative expenses	2,987	8,476	3,165	(3)	14,625
Depreciation and amortization	76	10,675	1,511	(35)	12,227

Operating income (loss)	(3,063)	10,387	4,226	(6)	11,544
Interest expense	13,556	4	592	(572)	13,580
Other (income) expense	(49)	(587)	256	624	244

Income (loss) before equity in income of subsidiaries and income taxes	(16,570)	10,970	3,378	(58)	(2,280)
Equity in income of subsidiaries	13,997	—	—	(13,997)	—
Income tax expense (benefit)	421	(836)	1,129	—	714

Net income (loss)	$(2,994)	11,806	2,249	(14,055)	(2,994)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	84,114	24,927	(2,069)	106,972
Operating expenses	—	47,567	16,968	(2,048)	62,487
Amortization of service contract software (Note 2)	—	1,209	—	—	1,209

Gross profit	—	35,338	7,959	(21)	43,276
Selling, general and administrative expenses	4,263	7,609	2,491	(3)	14,360
Depreciation and amortization	87	7,223	1,889	(2)	9,197

Operating income (loss)	(4,350)	20,506	3,579	(16)	19,719
Interest expense	11,295	178	309	(331)	11,451
Other (income) expense	(292)	(379)	327	276	(68)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,353)	20,707	2,943	39	8,336
Equity in income of subsidiaries	22,650	—	—	(22,650)	—
Income tax expense	10,306	37	1,002	—	11,345

Net income (loss)	$(3,009)	20,670	1,941	(22,611)	(3,009)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2001
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Net income (loss)	$(2,994)	11,806	2,249	(14,055)	(2,994)
Depreciation and amortization	76	11,567	1,511	(35)	13,119
Equity in income of subsidiaries	(13,997)	—	—	13,997	—
Non-cash interest expense	585	—	—	—	585
Changes in operating assets and liabilities	(6,004)	4,084	(1,148)	1,730	(1,338)
Other non-cash adjustments	1,112	(354)	124	—	882

Net cash provided by (used in) operating activities	(21,222)	27,103	2,736	1,637	10,254

Cash flows from investing activities:
Capital and wagering systems expenditures	(23)	(5,970)	(3,639)	282	(9,350)
Other assets and investments	(427)	(2,416)	1,450	(199)	(1,592)

Net cash used in investing activities	(450)	(8,386)	(2,189)	83	(10,942)

Cash flows from financing activities:
Net borrowing under lines of credit	7,000	—	—	—	7,000
Payments on long-term debt	(1,314)	(3)	(385)	193	(1,509)
Net proceeds from stock issue	37	50	(50)	—	37
Other, principally intercompany balances	19,023	(17,476)	366	(1,913)	—

Net cash provided by (used in) financing activities	24,746	(17,429)	(69)	(1,720)	5,528

Effect of exchange rate changes on cash	—	(598)	(376)	—	(974)

Increase in cash and cash equivalents	3,074	690	102	—	3,866
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$3,941	640	5,773	—	10,354

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income (loss)	$(3,009)	20,670	1,941	(22,611)	(3,009)
Depreciation and amortization	87	8,432	1,889	(2)	10,406
Equity in income of subsidiaries	(22,650)	—	—	22,650	—
Non-cash interest expense	612	—	—	—	612
Changes in operating assets and liabilities	(5,182)	(11,909)	438	190	(16,463)
Other non-cash adjustments	9,908	(62)	96	—	9,942

Net cash provided by (used in) operating activities	(20,234)	17,131	4,364	227	1,488

Cash flows from investing activities:
Capital and wagering systems expenditures	30	(5,061)	(1,803)	—	(6,834)
Other assets and investments	(269)	(1,941)	379	(3,293)	(5,124)

Net cash used in investing activities	(239)	(7,002)	(1,424)	(3,293)	(11,958)

Cash flows from financing activities:
Net borrowing under lines of credit	4,250	—	—	—	4,250
Payments on long-term debt	(2,064)	(2)	(100)	—	(2,166)
Net proceeds from stock issue	1,163	(3,236)	—	3,236	1,163
Other, principally intercompany balances	11,955	(8,210)	(3,575)	(170)	—

Net cash provided by (used in) financing activities	15,304	(11,448)	(3,675)	3,066	3,247

Effect of exchange rate changes on cash	—	(217)	(193)	—	(410)

Decrease in cash and cash equivalents	(5,169)	(1,536)	(928)	—	(7,633)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$2,443	(1,951)	4,524	—	5,016

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

        The following discussion addresses our financial condition as of March 31, 2002 and the results of its operations for the three-month period ended March 31, 2002, compared to the same period in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K, as amended by the foregoing.

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

Results of Operations:

Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a NOL, recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of SGHC on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and our NOL carryforward. In addition, we restated income tax expense for the first quarter of fiscal 2002 to reflect a charge of $9.8 million related to the adoption of SFAS 142, which caused a reduction in the recorded amount of the NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, we have amended and restated our consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002, and the years ended December 31, 2001 and 2002. Conforming changes reflecting these revisions have been made in our Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

	Three Months Ended March 31, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$53,203	19,333	15,504	—	88,040
Sales revenues	2,914	9,674	—	11,480	24,068

Total revenues	56,117	29,007	15,504	11,480	112,108

Cost of services	35,715	11,375	11,023	—	58,113
Cost of sales	2,126	6,000	—	6,581	14,707
Amortization of service contract software (Note 2)	339	553	—	—	892

Total operating expenses	38,180	17,928	11,023	6,581	73,712

Gross profit	17,937	11,079	4,481	4,899	38,396
Selling, general and administrative expenses	6,893	2,693	682	1,370	11,638
Depreciation and amortization	7,755	3,218	655	523	12,151

Segment operating income	$3,289	5,168	3,144	3,006	14,607

Unallocated corporate expense					$3,063

Consolidated operating income					$11,544

Interest expense					$13,580

	Three Months Ended March 31, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$58,078	19,637	14,801	—	92,516
Sales revenues	1,941	1,397	343	10,775	14,456

Total revenues	60,019	21,034	15,144	10,775	106,972

Cost of services	32,165	10,888	10,209	—	53,262

Cost of sales	1,482	389	332	7,022	9,225

Amortization of service contract software (Note 2)	583	626	—	—	1,209

Total operating expenses	34,230	11,903	10,541	7,022	63,696

Gross profit	25,789	9,131	4,603	3,753	43,276

Selling, general and administrative expenses	6,483	1,838	629	1,148	10,098

Depreciation and amortization	5,405	2,809	420	475	9,109

Segment operating income	$13,901	4,484	3,554	2,130	24,069

Unallocated corporate expense					$4,350

Consolidated operating income					$19,719

Interest expense					$11,451

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

        Depreciation and amortization expense, including amortization of service contract software, of $10.4 million in the three months ended March 31, 2002 decreased $2.7 million from $13.1 million in the same period in 2001. Depreciation expense was $0.1 million higher in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line and instant ticket lotteries. Amortization expense was $2.8 million lower in the three months ended March 31, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

        Interest expense of $11.5 million in the three months ended March 31, 2002 decreased $2.1 million from $13.6 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

Income Tax Expense (Benefit)

        Income tax expense was $11.3 million in the three months ended March 31, 2002. This amount primarily reflects foreign and state taxes, and a $9.8 million charge in the first quarter of 2002 as a result of adoption of SFAS 142, which caused us to reduce the recognized amount of our NOL from $18.5 million to $8.7 million to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. The income tax expense of $0.7 million in the three months ended March 31, 2001 primarily reflects federal alternative minimum tax, state taxes and foreign taxes, partially offset by an anticipated recovery of previously paid federal taxes. No current tax benefit has been recognized on domestic operating losses in either period in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

Liquidity, Capital Resources and Working Capital

        In order to finance the acquisition of SGHC and refinance substantially all of our then existing indebtedness, we conducted a series of financings in September 2000. As a result, our capital structure changed significantly and, among other things, we are a significantly leveraged company. As a result of the acquisition and debt refinancing, we have total indebtedness including capital lease obligations outstanding of approximately $441.8 million at March 31, 2002 and had total indebtedness of $439.7 million at December 31, 2001. We also recorded a substantial increase in 2000 in goodwill and other intangible assets in connection with the SGHC acquisition and a corresponding increase in amortization expense through December 31, 2001.

        Our financing arrangements impose certain limitations on our operations and our subsidiaries' operations, including, at March 31, 2002, the maintenance of a Minimum Fixed Charge Coverage Ratio, as defined in the credit agreement governing our senior credit facilities, of 1.40; a Maximum Consolidated Leverage Ratio, as so defined, of 4.50; a Minimum Interest Coverage Ratio, as so defined of 2.00; and Minimum Consolidated Net Worth, as so defined, of $42.8 million. Each of these financial tests will become progressively more stringent during the term of the credit agreement. In addition, our financing arrangements also restrict our and certain of our subsidiaries' ability to finance future operations or capital needs or to engage in other business activities, by, among other things, limiting our ability to incur additional indebtedness, pay dividends, redeem capital stock, make certain investments, engage in sale-lease back transactions, consummate certain asset sales, and create certain liens and other encumbrances on our assets. In March 2001, as a result of the financial performance of SGHC prior to its acquisition by us, certain transitional and operational matters occurring through December 31, 2000, and the timing of certain anticipated capital expenditures and associated borrowings in 2001, management and our lenders amended certain limitations to be less restrictive. Among other changes, the credit facility was modified so that the planned step-downs in fixed charge coverage ratios and leverage ratios were delayed by up to nine months through September 30, 2002. While we were in compliance with these covenants at March 31, 2002 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

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

Forward-Looking Statements

        Throughout this Form 10-Q/A we make "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate," or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Form 10-Q/A are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

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

Recent Developments

        On June 5, 2002, we completed the purchase of 65% of the equity of Serigrafica Chilena S.A., or SERCHI. The purchase price was $3.9 million, paid at closing plus up to $4.4 million in cash or stock payable upon the achievement of certain financial performance levels of SERCHI over the next four years.

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

        In November 2000, to reduce the risks associated with fluctuations in market interest rates and in response to requirements in the Facility (see Note 9 to the Consolidated Financial Statements for the year ended December 31, 2001 in our 2001 Annual Report on Form 10-K, as modified by the foregoing), we entered into three interest rate swap contracts for an aggregate notional amount of $140,000. The following table provides information about our derivative financial instruments. The table presents notional amounts and weighted-average swap rates by contractual maturity dates. We do not hold any market risk instruments for trading purposes.

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

Dated: August 13, 2003

CERTIFICATION

I, A. Lorne Weil, certify that:

1.
I have reviewed this Amendment No. 2 on Form 10-Q/A to Quarterly Report on Form 10-Q of Scientific Games Corporation;

2.
Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date: August 13, 2003

/s/ A. LORNE WEIL
A. Lorne Weil Chief Executive Officer

CERTIFICATION

I, DeWayne E. Laird, certify that:

1.
I have reviewed this Amendment No. 2 on Form 10-Q/A to Quarterly Report on Form 10-Q of Scientific Games Corporation;

2.
Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date: August 13, 2003

/s/ DEWAYNE E. LAIRD
DeWayne E. Laird Chief Financial Officer

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended March 31, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

EXPLANATORY NOTE
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