Form 10-Q/A
period 2002-06-30
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q/A
Amendment No. 1

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
AND OTHER INFORMATION

THREE MONTHS ENDED JUNE 30, 2002

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A filed by Scientific Games Corporation (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

        Subsequent to the filing of such Quarterly Report, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward, recognized by the Company in the fourth quarter of 2002 should have been recognized at the time of the Company's acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002, and the years ended December 31, 2001 and 2002. This Form 10-Q/A is being filed to give effect to such amendments and restatements by amending and restating the following sections of the Company's Quarterly Report: (i) Financial Statements (including the Notes to Consolidated Financial Statements) (Part I, Item 1); and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2). For convenience, Parts I and II of the Company's Quarterly Report are included in their entirety in this Form 10-Q/A, although the items therein are not amended except as specifically indicated in this explanatory note. In addition to the foregoing amendments, (x) Item 6 of Part II (Exhibits and Reports on Form 8-K) is being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, and (y) the Quarterly Report is also being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. No other information in the Company's Quarterly Report is being amended by this Form 10-Q/A.

        The Company has not updated the information in this Form 10-Q/A to speak as of a date after the filing of the Company's Quarterly Report, and this Form 10-Q/A does not amend or update the information in such Quarterly Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	Restated December 31, 2001	Restated June 30, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	6,828
Restricted cash	708	770
Accounts receivable, net of allowance for doubtful accounts	50,410	53,094
Inventories	19,547	28,660
Prepaid expenses, deposits and other current assets	14,829	13,444

Total current assets	98,143	102,796

Property and equipment, at cost	364,837	386,176
Less accumulated depreciation	168,049	185,932

Net property and equipment	196,788	200,244

Goodwill, net	179,099	182,734
Other intangible assets, net	60,169	58,620
Other assets and investments	51,597	51,112

Total assets	$585,796	595,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	12,258
Accounts payable	26,632	27,675
Accrued liabilities	51,118	45,620
Interest payable	8,381	8,516

Total current liabilities	95,568	94,069

Deferred income taxes	16,250	23,573
Other long-term liabilities	23,440	25,960
Long-term debt, excluding current installments	430,298	420,622

Total liabilities	565,556	564,224

Commitments and contingencies	—	—
Stockholders' equity:
Convertible preferred stock, par value $1.00 per share, 2,000 shares authorized, 1,220 and 1,256 shares outstanding at December 31, 2001 and June 30, 2002, respectively	1,220	1,256
Class A common stock, par value $0.01 per share, 99,300 shares authorized, 41,203 and 43,063 shares outstanding at December 31, 2001 and June 30, 2002, respectively	412	431
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	281,833
Accumulated losses	(246,383)	(244,924)
Treasury stock, at cost	(135)	(1,418)
Accumulated other comprehensive loss	(10,384)	(5,896)

Total stockholders' equity	20,240	31,282

Total liabilities and stockholders' equity	$585,796	595,506

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	Restated 2001	Restated 2002
Operating revenues:
Services	$91,640	96,760
Sales	20,933	17,507

	112,573	114,267

Operating expenses (exclusive of depreciation and amortization shown below):
Services	57,948	55,237
Sales	12,014	11,676
Amortization of service contract software (Note 2)	1,065	1,214

	71,027	68,127

Total gross profit	41,546	46,140
Selling, general and administrative expenses	14,021	15,753
Depreciation and amortization	12,014	9,669

Operating income	15,511	20,718

Other deductions:
Interest expense	12,708	11,561
Other income	(63)	(161)

	12,645	11,400

Income before income tax expense	2,866	9,318
Income tax expense	1,483	1,196

Net income	1,383	8,122
Convertible preferred stock paid-in-kind dividend	1,744	1,851

Net income (loss) available to common stockholders	$(361)	6,271

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.01)	0.15

Diluted net income (loss) available to common stockholders	$(0.01)	0.11

Weighted average number of shares used in per share calculations:
Basic shares	40,209	43,048

Diluted shares	40,209	71,983

Pro forma net income available to common stockholders excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$1,818

Pro forma diluted net income per share available to common stockholders, excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$0.05

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	Restated 2001	Restated 2002
Operating revenues:
Services	$179,680	189,263
Sales	45,001	31,976

	224,681	221,239

Operating expenses (exclusive of depreciation and amortization shown below):
Services	116,061	108,486
Sales	26,721	20,914
Amortization of service contract software (Note 1)	1,957	2,423

	144,739	131,823

Total gross profit	79,942	89,416
Selling, general and administrative expenses	28,646	30,113
Depreciation and amortization	24,241	18,866

Operating income	27,055	40,437

Other deductions:
Interest expense	26,288	23,012
Other (income) expense	181	(229)

	26,469	22,783

Income before income tax expense	586	17,654
Income tax expense	2,197	12,541

Net income (loss)	(1,611)	5,113
Convertible preferred stock paid-in-kind dividend	3,443	3,654

Net income (loss) available to common stockholders	$(5,054)	1,459

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.13)	0.03

Diluted net income (loss) available to common stockholders	$(0.13)	0.03

Weighted average number of shares used in per share calculations:
Basic shares	40,186	42,546

Diluted shares	40,186	49,411

Pro forma net loss available to common stockholders excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$(697)

Pro forma diluted net loss per share available to common stockholders, excluding amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	$(0.02)

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2002
(Unaudited, in thousands)

	Restated 2001	Restated 2002
Cash flows from operating activities:
Net income (loss)	$(1,611)	5,113

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,198	21,289
Non-cash interest expense	1,191	1,225
Changes in operating assets and liabilities	(256)	(14,752)
Other	1,296	9,546

Total adjustments	28,429	17,308

Net cash provided by operating activities	26,818	22,421

Cash flows from investing activities:
Capital expenditures	(3,616)	(6,628)
Wagering systems expenditures	(18,855)	(6,888)
Business acquisition, net of cash acquired	—	(4,104)
Increase in other assets and liabilities	(4,839)	(4,372)

Net cash used in investing activities	(27,310)	(21,992)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	5,900	(4,250)
Payments on long-term debt	(2,968)	(4,401)
Proceeds from the issuance of common stock	121	1,273

Net cash provided by (used in) financing activities	3,053	(7,378)

Effect of exchange rate changes on cash	(872)	1,128

Increase (decrease) in cash and cash equivalents	1,689	(5,821)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$8,177	6,828

Supplemental disclosure of cash flow information:
Cash paid (recovered) during the period for:
Interest paid	$27,809	22,000

Net income taxes	$(409)	(1,126)

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$3,443	3,654

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1)   Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward ("NOL"), recognized in the fourth quarter of 2002 should have been recognized at the time of the acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL. In addition, the Company's restated income tax expense for the first quarter of fiscal 2002 reflects a charge of $9,790 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which caused the Company to reduce the recorded amount of its NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, the Company has amended and restated its consolidated financial statements for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002 and the years ended December 31, 2001 and 2002. Conforming changes reflecting these revisions have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        The effects of the restatement on previously reported consolidated financial statements at December 31, 2001 and for the quarter and six months ended June 30, 2001 and 2002 are summarized below.

	December 31, 2001		June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Goodwill, net	$195,255	179,099	198,890	182,734
Total assets	601,952	585,796	611,662	595,506
Deferred income taxes	28,568	16,250	25,443	23,573
Accumulated losses	(242,545)	(246,383)	(230,638)	(244,924)
Total stockholders' equity	24,078	20,240	45,568	31,282
Total liabilities and stockholders' equity	$601,952	585,796	611,662	595,506

	Quarter Ended June 30, 2001		Quarter Ended June 30, 2002		Six Months Ended June 30, 2001		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$12,503	12,014	9,669	9,669	25,219	24,241	18,866	18,866
Operating income	15,022	15,511	20,718	20,718	26,077	27,055	40,437	40,437
Income (loss) before income tax expense	2,377	2,866	9,318	9,318	(392)	586	17,654	17,654
Income tax expense	437	1,483	962	1,196	105	2,197	2,093	12,541
Net income (loss)	1,940	1,383	8,356	8,122	(497)	(1,611)	15,561	5,113
Net income (loss) available to common stockholders	$196	(361)	6,505	6,271	(3,940)	(5,054)	11,907	1,459

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.00)	(0.01)	0.15	0.15	(0.10)	(0.13)	0.28	0.03

Diluted net income (loss) available to common stockholders	$(0.00)	(0.01)	0.12	0.11	(0.10)	(0.13)	0.21	0.03

Weighted average number of shares used in per share calculations:
Basic Shares	40,209	40,209	43,048	43,048	40,186	40,186	42,546	42,546
Diluted Shares	44,441	40,209	71,983	71,983	40,186	40,186	74,041	49,411

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

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share for the three and six months ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2001	Restated 2002	Restated 2001	Restated 2002
Income (loss) (numerator)
Net income (loss)	$1,383	8,122	(1,611)	5,113
Convertible preferred stock paid-in-kind dividend	1,744	1,851	3,443	3,654

Net income (loss) available to common stockholders-basic	(361)	6,271	(5,054)	1,459
Add back convertible preferred stock paid-in-kind dividend (1)	—	1,851	—	—

Net income (loss) available to common stockholders-diluted	$(361)	8,122	(5,054)	1,459

Shares (denominator)
Basic weighted average common shares outstanding	40,209	43,048	40,186	42,546
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares (2)	—	28,935	—	6,865

Diluted weighted average common shares outstanding	40,209	71,983	40,186	49,411

Basic and diluted per share amounts
Basic net income (loss) per share available to common stockholders	$(0.01)	0.15	(0.13)	0.03

Diluted net income (loss) per share available to common stockholders (2)	$(0.01)	0.11	(0.13)	0.03

(1)
Convertible preferred stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three months ended June 30, 2002 since the preferred stock is assumed to have been converted.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share in the three months and six months ended June 30, 2001 since the inclusion would be anti-dilutive.

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

(3)   Acquisition of Interest in SERCHI

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

(4)   Business Segments

        The following tables represent revenues, profits, depreciation and capital expenditures for the three and six months ended June 30, 2001 and 2002, and assets at June 30, 2001 and 2002, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended June 30, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$55,548	20,271	15,821	—	91,640
Sales revenues	5,614	4,747	—	10,572	20,933

Total revenues	61,162	25,018	15,821	10,572	112,573

Cost of service	34,899	11,924	11,125	—	57,948
Cost of sales	3,265	2,906	—	5,843	12,014
Amortization of service contract software (Note 2)	339	726	—	—	1,065

Total operating expenses	38,503	15,556	11,125	5,843	71,027

Gross profit	22,659	9,462	4,696	4,729	41,546
Selling, general and administrative expenses	5,889	2,667	620	1,176	10,352
Depreciation and amortization	7,788	2,992	667	491	11,938

Segment operating income	8,982	3,803	3,409	3,062	19,256

Unallocated corporate expense					3,745

Consolidated operating income					$15,511

Capital and wagering systems expenditures	$11,266	1,615	172	68	13,121

	Three Months Ended June 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$59,446	21,033	16,281	—	96,760
Sales revenues	5,897	1,557	—	10,053	17,507

Total revenues	65,343	22,590	16,281	10,053	114,267

Cost of service	32,550	11,808	10,879	—	55,237
Cost of sales	4,226	811	—	6,639	11,676
Amortization of service contract software (Note 2)	538	676	—	—	1,214

Total operating expenses	37,314	13,295	10,879	6,639	68,127

Gross profit	28,029	9,295	5,402	3,414	46,140

Selling, general and administrative expenses	7,041	2,499	685	1,075	11,300
Depreciation and amortization	5,805	2,872	435	470	9,582

Segment operating income	15,183	3,924	4,282	1,869	25,258

Unallocated corporate expense					4,540

Consolidated operating income					$20,718

Capital and wagering systems expenditures	$3,149	2,158	781	594	6,682

	Six Months Ended June 30, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$108,751	39,604	31,325	—	179,680
Sales revenues	8,528	14,421	—	22,052	45,001

Total revenues	117,279	54,025	31,325	22,052	224,681

Cost of service	70,614	23,299	22,148	—	116,061
Cost of sales	5,391	8,906	—	12,424	26,721
Amortization of service contract software (Note 2)	678	1,279	—	—	1,957

Total operating expenses	76,683	33,484	22,148	12,424	144,739

Gross profit	40,596	20,541	9,177	9,628	79,942
Selling, general and administrative expenses	12,782	5,360	1,302	2,546	21,990
Depreciation and amortization	15,543	6,210	1,322	1,014	24,089

Segment operating income	12,271	8,971	6,553	6,068	33,863

Unallocated corporate expense					6,808

Consolidated operating income					$27,055

Assets at June 30, 2001	$297,302	224,563	33,346	35,030	590,241

Capital and wagering systems expenditures	$18,829	2,590	535	517	22,471

	Six Months Ended June 30, 2002
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$117,524	40,657	31,082	—	189,263
Sales revenues	7,838	2,967	343	20,828	31,976

Total revenues	125,362	43,624	31,425	20,828	221,239

Cost of service	64,715	22,683	21,088	—	108,486
Cost of sales	5,708	1,213	332	13,661	20,914
Amortization of service contract software (Note 2)	1,121	1,302	—	—	2,423

Total operating expenses	71,544	25,198	21,420	13,661	131,823

Gross profit	53,818	18,426	10,005	7,167	89,416
Selling, general and administrative expenses	13,524	4,337	1,314	2,223	21,398
Depreciation and amortization	11,211	5,681	855	945	18,692

Segment operating income	29,083	8,408	7,836	3,999	49,326

Unallocated corporate expense					8,889

Consolidated operating income					$40,437

Assets at June 30, 2002	$296,435	226,732	35,374	36,965	595,506

Capital and wagering systems expenditures	$7,794	3,499	945	1,278	13,516

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2001	2002	Restated 2001	2002
Reportable consolidated operating income	$15,511	20,718	27,055	40,437
Interest expense	12,708	11,561	26,288	23,012
Other (income) expense	(63)	(161)	181	(229)

Income before income tax expense	$2,866	9,318	586	17,654

(5)    Comprehensive Income (Loss)

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

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2001	2002	Restated 2001	2002
Net income (loss)	$1,383	8,122	(1,611)	5,113
Other comprehensive income (loss):
Foreign currency translation	(119)	3,789	(1,599)	2,786
Unrealized gain (loss) on investments	(360)	(355)	215	—
Unrealized gain (loss) on interest rate swap agreements	184	(159)	(2,622)	1,702

Other comprehensive income (loss)	(295)	3,275	(4,006)	4,488

Comprehensive income (loss)	$1,088	11,397	(5,617)	9,601

(6)    Inventories

        Inventories consist of the following:

	December 31, 2001	June 30, 2002
Parts and work-in-process	$10,130	17,176
Finished goods	9,417	11,484

	$19,547	28,660

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

        The Company had unamortized goodwill of approximately $179,099 and unamortized identifiable intangible assets in the amount of approximately $60,169 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. As a result of adoption of SFAS 142, the Company also reduced the recorded amount of its NOL from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

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

Goodwill	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Balance at December 31, 2001	$176,502	2,597	—	—	179,099
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	2,575	—	—	—	2,575

Balance at June 30, 2002	$182,247	487	—	—	182,734

        The following table compares pro forma net income (loss) available to common stockholders for the three months and six months ended June 30, 2001, adjusted to reflect the adoption of SFAS 142 on January 1, 2001, to the reported net income for the three months and six months ended June 30, 2002:

	Three Months Ended June 30,			Six Months Ended June 30,
	Restated 2001	Restated 2002		Restated 2001	Restated 2002
	Pro Forma	As Reported		Pro Forma	As Reported
Reported net income (loss)	$1,383	8,122		(1,611)	5,113
Convertible preferred stock paid-in-kind dividend	1,744	1,851		3,443	3,654

Reported net income (loss) available to common stockholders	(361)	6,271		(5,054)	1,459
Add back:
Goodwill and related intangible amortization, net of tax benefit	2,179	—		4,357	—

Adjusted net income available to common stockholders	$1,818	6,271		(697)	1,459

Basic and diluted net income (loss) per share available to common stockholders:
Basic reported net income (loss) per share	$(0.01)	0.15		(0.13)	0.03
Diluted reported net income (loss) per share	(0.01)	0.11		(0.13)	0.03
Add back:
Goodwill and related intangible amortization per share, net of tax benefit (basic)	0.06	—		0.11	—
Goodwill and related intangible amortization per share, net of tax benefit (diluted)	0.06	—		0.11	—

Adjusted basic net income per share	$0.05	0.15		(0.02)	0.03

Adjusted diluted net income per share	$0.05	0.11	(a)	(0.02)	0.03	(a)

(a)
The fully diluted earnings per share calculation for the three months ended June 30, 2002 assumes the preferred shares are converted to common shares and there are no preferred dividends in that period.

(9)   Recent Developments

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

Statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K, as modified by the foregoing.

	As of June 30, 2002
	Restated Actual	Restated As Adjusted		Restated As Adjusted
	(unaudited)	(unaudited)		(unaudited)
Cash and cash equivalents	$6,828	6,828		6,828

Senior credit facilities:
Revolving credit facility	10,500	10,500		10,500
Term A loan	52,500	52,500		45,285
Term B loan	216,150	216,150		186,444
12 1/2% senior subordinated notes	150,000	65,663		97,500
Capital leases and other indebtedness	3,730	3,730		3,730

Total debt	432,880	348,543		343,459

Stockholder's equity (deficit):
Convertible preferred stock	1,256	1,256		1,256
Class A common stock	431	574		574
Additional paid-in-capital	281,833	377,673		377,673
Accumulated losses	(244,924)	(260,122	)(a)	(254,522	)(b)
Treasury stock, at cost	(1,418)	(1,418)		(1,418)
Accumulated other comprehensive losses	(5,896)	(5,896)		(5,896)

Total stockholder's equity	31,282	112,067		117,667

Total capitalization	$464,162	460,610		461,126

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001
(in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$7,612	(415)	5,452	—	12,649
Accounts receivable, net	—	34,322	16,088	—	50,410
Inventories	—	16,524	3,558	(535)	19,547
Other current assets	973	9,344	5,190	30	15,537
Property and equipment, net	2,159	156,224	38,822	(417)	196,788
Investment in subsidiaries	249,365	—	—	(249,365)	—
Goodwill	183	176,502	2,414	—	179,099
Intangible assets	—	54,928	5,241	—	60,169
Other assets	20,378	44,056	6,487	(19,324)	51,597

Total assets	$280,670	491,485	83,252	(269,611)	585,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$9,018	9	410	—	9,437
Current liabilities	14,999	50,672	19,661	799	86,131
Long-term debt, excluding current installments	429,917	10	371	—	430,298
Other non-current liabilities	1,903	32,702	4,356	729	39,690
Intercompany balances	(195,407)	169,896	27,154	(1,643)	—
Stockholders' equity	20,240	238,196	31,300	(269,496)	20,240

Total liabilities and stockholders' equity	$280,670	491,485	83,252	(269,611)	585,796

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$664	(476)	6,640	—	6,828
Accounts receivable, net	—	35,590	17,504	—	53,094
Inventories	—	24,090	5,145	(575)	28,660
Other current assets	925	9,148	4,111	30	14,214
Property and equipment, net	2,044	150,623	48,072	(495)	200,244
Investment in subsidiaries	313,880	4,150	—	(318,030)	—
Goodwill	(15,973)	195,828	2,879	—	182,734
Intangible assets	—	53,065	5,555	—	58,620
Other assets	20,617	41,718	5,313	(16,536)	51,112

Total assets	$322,157	513,736	95,219	(335,606)	595,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$10,514	9	1,735	—	12,258
Current liabilities	14,266	45,411	21,326	808	81,811
Long-term debt, excluding current installments	420,035	6	581	—	420,622
Other non-current liabilities	10,989	31,408	6,951	185	49,533
Intercompany balances	(164,929)	143,632	22,949	(1,652)	—
Stockholders' equity	31,282	293,270	41,677	(334,947)	31,282

Total liabilities and stockholders' equity	$322,157	513,736	95,219	(335,606)	595,506

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	85,879	29,735	(3,041)	112,573
Operating expenses	—	52,958	19,829	(2,825)	69,962
Amortization of service contract software (Note 2)	—	965	100	—	1,065

Gross profit	—	31,956	9,806	(216)	41,546
Selling, general and administrative expenses	3,669	7,370	3,014	(32)	14,021
Depreciation and amortization	(413)	11,045	1,387	(5)	12,014

Operating income (loss)	(3,256)	13,541	5,405	(179)	15,511
Interest expense	12,637	118	462	(509)	12,708
Other (income) expense	(489)	(448)	434	440	(63)

Income (loss) before equity in income of subsidiaries and income taxes	(15,404)	13,871	4,509	(110)	2,866
Equity in income of subsidiaries	17,833	—	—	(17,833)	—
Income tax expense (benefit)	1,046	(1,022)	1,459	—	1,483

Net income	$1,383	14,893	3,050	(17,943)	1,383

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	86,166	29,972	(1,871)	114,267
Operating expenses	—	48,305	20,397	(1,789)	66,913
Amortization of service contract software (Note 2)	—	1,114	100	—	1,214

Gross profit	—	36,747	9,475	(82)	46,140
Selling, general and administrative expenses	4,451	8,720	2,585	(3)	15,753
Depreciation and amortization	87	7,652	1,934	(4)	9,669

Operating income (loss)	(4,538)	20,375	4,956	(75)	20,718
Interest expense	11,296	227	348	(310)	11,561
Other (income) expense	2	(892)	434	295	(161)

Income (loss) before equity in income of subsidiaries and income taxes	(15,836)	21,040	4,174	(60)	9,318
Equity in income of subsidiaries	24,100	—	—	(24,100)	—
Income tax expense	142	61	993	—	1,196

Net income	$8,122	20,979	3,181	(24,160)	8,122

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Six Months Ended June 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	171,141	61,545	(8,005)	224,681
Operating expenses	—	107,790	42,737	(7,745)	142,782
Amortization of service contract software (Note 2)	—	1,757	200	—	1,957

Gross profit	—	61,594	18,608	(260)	79,942
Selling, general and administrative expenses	6,656	15,846	6,179	(35)	28,646
Depreciation and amortization	(826)	22,309	2,798	(40)	24,241

Operating income (loss)	(5,830)	23,439	9,631	(185)	27,055
Interest expense	26,193	122	1,054	(1,081)	26,288
Other (income) expense	(538)	(1,035)	690	1,064	181

Income (loss) before equity in income of subsidiaries and income taxes	(31,485)	24,352	7,887	(168)	586
Equity in income of subsidiaries	31,341	—	—	(31,341)	—
Income tax expense (benefit)	1,467	(1,858)	2,588	—	2,197

Net income (loss)	$(1,611)	26,210	5,299	(31,509)	(1,611)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS

Six Months Ended June 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	172,697	54,899	(6,357)	221,239
Operating expenses	—	98,289	37,365	(6,254)	129,400
Amortization of service contract software (Note 2)	—	2,223	200	—	2,423

Gross profit	—	72,185	17,334	(103)	89,416
Selling, general and administrative expenses	8,714	16,329	5,076	(6)	30,113
Depreciation and amortization	174	14,975	3,723	(6)	18,866

Operating income (loss)	(8,888)	40,881	8,535	(91)	40,437
Interest expense	22,591	405	657	(641)	23,012
Other (income) expense	(290)	(1,271)	761	571	(229)

Income (loss) before equity in income of subsidiaries and income taxes	(31,189)	41,747	7,117	(21)	17,654
Equity in income of subsidiaries	46,750	—	—	(46,750)	—
Income tax expense	10,448	98	1,995	—	12,541

Net income	$5,113	41,649	5,122	(46,771)	5,113

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income (loss)	$(1,611)	26,210	5,299	(31,509)	(1,611)
Depreciation and amortization	(826)	24,066	2,998	(40)	26,198
Equity in income of subsidiaries	(31,341)	—	—	31,341	—
Non-cash interest expense	1,191	—	—	—	1,191
Changes in operating assets and liabilities	(4,787)	4,043	(1,403)	1,891	(256)
Other non-cash adjustments	2,225	(1,782)	853	—	1,296

Net cash provided by (used in) operating activities	(35,149)	52,537	7,747	1,683	26,818

Cash flows from investing activities:
Capital and wagering systems expenditures	(47)	(18,100)	(4,370)	46	(22,471)
Other assets and investments	(842)	(5,437)	1,343	97	(4,839)

Net cash used in investing activities	(889)	(23,537)	(3,027)	143	(27,310)

Cash flows from financing activities:
Net borrowing under lines of credit	5,900	—	—	—	5,900
Payments on long-term debt	(2,632)	(5)	(524)	193	(2,968)
Proceeds from stock issue	121	—	—	—	121
Other, principally intercompany balances	32,639	(28,261)	(2,359)	(2,019)	—

Net cash provided by (used in) financing activities	36,028	(28,266)	(2,883)	(1,826)	3,053

Effect of exchange rate changes on cash	57	(850)	(79)	—	(872)

Increase (decrease) in cash and cash equivalents	47	(116)	1,758	—	1,689
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$914	(166)	7,429	—	8,177

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income	$5,113	41,649	5,122	(46,771)	5,113
Depreciation and amortization	174	17,198	3,923	(6)	21,289
Equity in income of subsidiaries	(46,750)	—	—	46,750	—
Non-cash interest expense	1,225	—	—	—	1,225
Changes in operating assets and liabilities	(685)	(13,975)	514	(606)	(14,752)
Other non-cash adjustments	10,226	(780)	100	—	9,546

Net cash provided by (used in) operating activities	(30,697)	44,092	9,659	(633)	22,421

Cash flows from investing activities:
Capital and wagering systems expenditures	(6)	(8,643)	(4,950)	83	(13,516)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(786)	(1,069)	815	(3,332)	(4,372)

Net cash used in investing activities	(792)	(13,862)	(4,089)	(3,249)	(21,992)

Cash flows from financing activities:
Net repayments under lines of credit	(4,250)	—	—	—	(4,250)
Payments on long-term debt	(4,136)	(4)	(261)	—	(4,401)
Proceeds from stock issue	1,273	—	—	—	1,273
Other, principally intercompany balances	31,654	(30,791)	(4,745)	3,882	—

Net cash provided by (used in) financing activities	24,541	(30,795)	(5,006)	3,882	(7,378)

Effect of exchange rate changes on cash	—	504	624	—	1,128

Increase (decrease) in cash and cash equivalents	(6,948)	(61)	1,188	—	(5,821)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$664	(476)	6,640	—	6,828

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 2002

Background

        On January 29, 2002, we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS."

        The following discussion addresses our financial condition as of June 30, 2002 and the results of our operations for the three and six month periods ended June 30, 2002, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2001, included in our 2001 Annual Report on Form 10-K, as modified by the foregoing.

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

Results of Operations: See "Note 4—Business Segments"

Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a NOL, recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of SGHC on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and our NOL. In addition, we restated income tax expense for the first quarter of fiscal 2002 to reflect a charge of $9.8 million related to the adoption of SFAS 142, which caused a reduction in the recorded amount of our NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

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

        Depreciation and amortization expense of $9.7 million in the three months ended June 30, 2002 decreased $2.3 million from $12.0 million in the same period in 2001. Depreciation expense was $0.5 million higher in the three months ended June 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $2.8 million lower in the three months ended June 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

        Interest expense of $11.6 million in the three months ended June 30, 2002 decreased $1.1 million from $12.7 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

Income Tax Expense (Benefit)

        Income tax expense was $1.2 million in the three months ended June 30, 2002 which primarily reflects foreign and state taxes, as compared to an income tax expense of $1.5 million in the three months ended June 30, 2001. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether our recorded net operating loss valuation allowance of approximately $50.0 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Results of Operations: See "Note 4—Business Segments"

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

        Pari-mutuel Group service revenue of $40.7 million in the six months ended June 30, 2002 increased $1.1 million from the same period in 2001 as revenue improvements in the North American racing operations, NASRIN™ services and simulcasting services were partially offset by lower service revenues in the French operations and lower revenues in the German racing operations due to a racetrack/bookmaker dispute in the first quarter. Sales revenue of $3.0 million in the six months ended June 30, 2002 decreased $11.5 million from the same period in 2001 due to completion in 2001 of a system and terminals sale to our customer in Turkey and non-recurring sales of terminals in 2001 to other foreign customers.

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

        Depreciation and amortization expense of $18.9 million in the six months ended June 30, 2002 decreased $5.3 million from $24.2 million in the same period in 2001. Depreciation expense was $0.7 million higher in the six months ended June 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $6.0 million lower in the six months ended June 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002, and the July 1, 2001 reclassifications of previously estimated acquired intangible assets which were made as a result of the finalization of the SGHC purchase price allocation.

        Interest expense of $23.0 million in the six months ended June 30, 2002 decreased $3.3 million from $26.3 million in the same period in 2001 as a result of lower average outstanding debt levels and lower average interest rates.

Income Tax Expense

        Income tax expense was $12.5 million in the six months ended June 30, 2002. This expense primarily reflects foreign and state taxes, and a $9.8 million charge in the first quarter of 2002 as a result of adoption of SFAS 142, which caused us to reduce the recorded amount of our NOL from $18.5 million to $8.7 million to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. The income tax expense of $2.2 million in the six months ended June 30, 2001 primarily reflects federal alternative minimum tax, state taxes and foreign taxes and an anticipated recovery of previously paid federal taxes. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether the recorded net operating loss valuation allowance of approximately $50.0 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

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

        The net proceeds from the 2002 Offering were approximately $96.0 million after deducting the underwriting discounts and commissions and estimated offering expenses. On August 2, 2002, we used approximately $52.5 million of our net proceeds to redeem 35% of our 12 1/2% Senior Subordinated Notes. We were also required to pay the noteholders a premium of approximately $6.6 million in connection with this redemption. In addition, we may use the remaining net proceeds of approximately $36.9 million either to repurchase additional 12 1/2% Senior Subordinated Notes, or, if market conditions do not so permit, to repay a portion of our senior credit facilities. As of June 30, 2002, there were $52.5 million outstanding under the Term A loans and $216.2 million outstanding under the Term B loans. If we elect to repay the Term A and Term B loans ratably as specified, there would be $45.3 million outstanding under the Term A loans and $186.4 million outstanding under the Term B loans after such repayments. Under the terms of the Term B loans, however, the lenders have the option to waive their rights to receive prepayments of such loans from proceeds of the offering. If all of the Term B lenders waive their rights to receive prepayments, all of the net proceeds will be used to repay the Term A loans, which would then have a balance outstanding of approximately $15.6 million following such repayment.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended June 30, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") or its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 (the "March 31 Form 10-Q/A"), except as described below.

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

        The March 31, 2002 Form 10-Q/A contained disclosure concerning a class action suit filed on behalf of public stockholders of MDI Entertainment, Inc. against multiple parties, including the Company and MDI, to enjoin the Company's then proposed acquisition of MDI. On May 8, 2002, the Company and MDI announced that they had mutually and amicably terminated negotiations with respect to that contemplated acquisition. The class action suit was subsequently dismissed upon the filing of a notice of dismissal by the plaintiffs.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  4.1
  Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on July 1, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002 (the "June 2002 10-Q")).

  4.2
  Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the June 2002 10-Q).

  10.1
  Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed on July 25, 2002) (incorporated by reference to Exhibit 10.1 to the June 2002 10-Q).

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

Dated: August 13, 2003

CERTIFICATION

         I, A. Lorne Weil, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-Q/A to Quarterly Report on Form 10-Q of Scientific Games Corporation;

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

Date: August 13, 2003
/s/ A. LORNE WEIL A. Lorne Weil Chief Executive Officer

CERTIFICATION

         I, DeWayne E. Laird, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-Q/A to Quarterly Report on Form 10-Q of Scientific Games Corporation;

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
4.1
Certificate of Designations, Preferences, and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on July 1, 2002 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002 (the "June 2002 10-Q")).
4.2
Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the June 2002 10-Q).
10.1
Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed on July 25, 2002) (incorporated by reference to Exhibit 10.1 to the June 2002 10-Q).
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended June 30, 2002
SIGNATURES
INDEX TO EXHIBITS