Form 10-Q/A
period 2002-09-30
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
AMENDMENT NO. 1

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
AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2002

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A filed by Scientific Games Corporation (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

        Subsequent to the filing of such Quarterly Report, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward, recognized by the Company in the fourth quarter of 2002 should have been recognized at the time of the Company's acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002, and the years ended December 31, 2001 and 2002. This Form 10-Q/A is being filed to give effect to such amendments and restatements by amending and restating the following sections of the Company's Quarterly Report: (i) Financial Statements (including the Notes to Consolidated Financial Statements) (Part I, Item 1); and (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2). For convenience, Parts I and II of the Company's Quarterly Report are included in their entirety in this Form 10-Q/A, although the items therein are not amended except as specifically indicated in this explanatory note. In addition to the foregoing amendments, (x) Item 6 of Part II (Exhibits and Reports on Form 8-K) is being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, and (y) the Quarterly Report is also being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and to reflect such certifications in Disclosure Controls and Procedures (Part I, Item 4). No other information in the Company's Quarterly Report is being amended by this Form 10-Q/A.

        The Company has not updated the information in this Form 10-Q/A to speak as of a date after the filing of the Company's Quarterly Report, and this Form 10-Q/A does not amend or update the information in such Quarterly Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	Restated December 31, 2001	Restated September 30, 2002
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,649	8,821
Restricted cash	708	753
Accounts receivable, net of allowance for doubtful accounts	50,410	55,622
Inventories	19,547	29,785
Prepaid expenses, deposits and other current assets	14,829	12,089

Total current assets	98,143	107,070

Property and equipment, at cost	364,837	390,713
Less accumulated depreciation	168,049	193,760

Net property and equipment	196,788	196,953

Goodwill, net	179,099	183,460
Other intangible assets, net	60,169	58,133
Other assets and investments	51,597	46,310

Total assets	$585,796	591,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	12,201
Accounts payable	26,632	22,529
Accrued liabilities	51,118	49,394
Interest payable	8,381	2,068

Total current liabilities	95,568	86,192

Deferred income taxes	16,250	23,525
Other long-term liabilities	23,440	24,102
Long-term debt, excluding current installments	430,298	334,583

Total liabilities	565,556	468,402

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,220 and 1,275 shares outstanding at December 31, 2001 and September 30, 2002, respectively	1,220	1,275
Series B preferred stock, par value $1.00 per share, 2 shares authorized, none and 1.238 shares outstanding at December 31, 2001 and September 30, 2002, respectively	—	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 41,203 and 57,529 shares outstanding at December 31, 2001 and September 30, 2002, respectively	412	575
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	380,131
Accumulated losses	(246,383)	(252,610)
Treasury stock, at cost	(135)	(1,418)
Accumulated other comprehensive loss	(10,384)	(4,430)

Total stockholders' equity	20,240	123,524

Total liabilities and stockholders' equity	$585,796	591,926

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	Restated 2001	Restated 2002
Operating revenues:
Services	$93,418	93,932
Sales	13,785	21,220

	107,203	115,152

Operating expenses (exclusive of depreciation and amortization shown below):
Services	57,603	54,846
Sales	9,367	14,233
Amortization of service contract software (Note 2)	1,179	1,233

	68,149	70,312

Total gross profit	39,054	44,840
Selling, general and administrative expenses	13,166	14,812
Depreciation and amortization	12,111	9,066

Operating income	13,777	20,962

Other deductions:
Interest expense	12,322	9,783
Other (income) expense	(72)	670

	12,250	10,453

Income before income tax expense and extraordinary item	1,527	10,509
Income tax expense	2,948	1,443

Income (loss) before extraordinary item	(1,421)	9,066
Extraordinary item, net of tax—early retirement of debt	—	14,853

Net loss	(1,421)	(5,787)
Convertible preferred stock paid-in-kind dividend	1,790	1,899

Net loss available to common stockholders	$(3,211)	(7,686)

Basic and diluted net income (loss) per share (Note 2):
Basic income (loss) before extraordinary item available to common stockholders	$(0.08)	0.13

Diluted income (loss) before extraordinary item available to common stockholders	$(0.08)	0.10

Basic extraordinary item, net of tax	$—	(0.26)

Diluted extraordinary item, net of tax	$—	(0.17)

Basic net loss available to common stockholders	$(0.08)	(0.13)

Diluted net loss available to common stockholders	$(0.08)	(0.07)

Weighted average number of shares used in per share calculations:
Basic shares	40,383	57,301

Diluted shares	40,383	87,360

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2001 and 2002
(Unaudited, in thousands, except per share amounts)

	Restated 2001	Restated 2002
Operating revenues:
Services	$273,098	283,195
Sales	58,786	53,196

	331,884	336,391

Operating expenses (exclusive of depreciation and amortization shown below):
Services	173,664	163,332
Sales	36,088	35,147
Amortization of service contract software (Note 2)	3,136	3,656

	212,888	202,135

Total gross profit	118,996	134,256
Selling, general and administrative expenses	41,812	44,925
Depreciation and amortization	36,352	27,932

Operating income	40,832	61,399

Other deductions:
Interest expense	38,610	32,795
Other expense	109	441

	38,719	33,236

Income before income tax expense and extraordinary item	2,113	28,163
Income tax expense	5,145	13,984

Income (loss) before extraordinary item	(3,032)	14,179
Extraordinary item, net of tax—early retirement of debt	—	14,853

Net loss	(3,032)	(674)
Convertible preferred stock paid-in-kind dividend	5,233	5,553

Net loss available to common stockholders	$(8,265)	(6,227)

Basic and diluted net income (loss) per share (Note 2):
Basic income (loss) before extraordinary item available to common stockholders	$(0.21)	0.18

Diluted income (loss) before extraordinary item available to common stockholders	$(0.21)	0.16

Basic extraordinary item, net of tax	$—	(0.31)

Diluted extraordinary item, net of tax	$—	(0.28)

Basic net loss available to common stockholders	$(0.21)	(0.13)

Diluted net loss available to common stockholders	$(0.21)	(0.12)

Weighted average number of shares used in per share calculations:
Basic shares	40,252	47,518

Diluted shares	40,252	53,877

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2002
(Unaudited, in thousands)

	Restated 2001	Restated 2002
Cash flows from operating activities:
Net loss	$(3,032)	(674)

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,488	31,588
Non-cash interest expense	1,797	1,740
Changes in operating assets and liabilities, net of effects of business acquisitions	(243)	(24,577)
Extraordinary item—early retirement of debt	—	14,853
Other	3,354	9,355

Total adjustments	44,396	32,959

Net cash provided by operating activities	41,364	32,285

Cash flows from investing activities:
Capital expenditures	(5,103)	(10,995)
Wagering systems expenditures	(25,329)	(8,457)
Business acquisition, net of cash acquired	—	(4,104)
Increase in other assets and liabilities, net	(9,776)	(5,255)

Net cash used in investing activities	(40,208)	(28,811)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	3,000	(4,230)
Payments on long-term debt	(4,392)	(102,485)
Proceeds from the issuance of common stock	552	97,749

Net cash used in financing activities	(840)	(8,966)

Effect of exchange rate changes on cash	(190)	1,664

Increase (decrease) in cash and cash equivalents	126	(3,828)
Cash and cash equivalents, beginning of period	6,488	12,649

Cash and cash equivalents, end of period	$6,614	8,821

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44,209	37,716

Net income taxes	$490	2,318

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$5,233	5,553

Write-off of deferred financing fees included in extraordinary item	$—	3,452

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)    Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward ("NOL"), recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of Scientific Games Holdings Corp. ("SHGC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL. In addition, the Company's restated income tax expense for the first quarter of fiscal 2002 reflects a charge of $9,790 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which caused a reduction in the recorded amount of the NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

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

        The effects of the restatement on previously reported consolidated financial statements at December 31, 2001 and for the quarter and nine months ended September 30, 2001 and 2002 are summarized below.

	December 31, 2001		September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Goodwill, net	$195,255	179,099	199,616	183,460
Total assets	601,952	585,796	608,082	591,926
Deferred income taxes	28,568	16,250	25,167	23,525
Accumulated losses	(242,545)	(246,383)	(238,096)	(252.610)
Total stockholders' equity	24,078	20,240	138,038	123,524
Total liabilities and stockholders' equity	$601,952	585,796	608,082	591,926

	Quarter Ended September 30, 2001		Quarter Ended September 30, 2002		Nine Months Ended September 30, 2001		Nine Months Ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and amortization	$12,599	12,111	9,066	9,066	37,818	36,352	27,932	27,932
Operating income	13,289	13,777	20,962	20,962	39,366	40,832	61,399	61,399
Income before income tax expense (benefit) and extraordinary item	1,039	1,527	10,509	10,509	647	2,113	28,163	28,163
Income tax expense (benefit)	(483)	2,948	1,215	1,443	(378)	5,145	3,308	13,984
Income (loss) before extraordinary item	1,522	(1,421)	9,294	9,066	1,025	(3,032)	24,855	14,179
Net income (loss)	1,522	(1,421)	(5,559)	(5,787)	1,025	(3,032)	10,002	(674)
Net income (loss) available to common stockholders	$(268)	(3,211)	(7,458)	(7,686)	(4,208)	(8,265)	4,449	(6,227)

Basic and diluted net income (loss) per share:
Basic income (loss) before extraordinary item available to common stockholders	$(0.01)	(0.08)	0.13	0.13	(0.10)	(0.21)	0.41	0.18

Diluted income (loss) before extraordinary item available to common stockholders	$(0.01)	(0.08)	0.11	0.10	(0.10)	(0.21)	0.32	0.16

Basic extraordinary item, net of tax	—	—	(0.26)	(0.26)	—	—	(0.31)	(0.31)

Diluted extraordinary item, net of tax	—	—	(0.17)	(0.17)	—	—	(0.19)	(0.28)

Basic net income (loss) available to common stockholders	$(0.01)	(0.08)	(0.13)	(0.13)	(0.10)	(0.21)	0.09	(0.13)

Diluted net income (loss) available to common stockholders	$(0.01)	(0.08)	(0.06)	(0.07)	(0.10)	(0.21)	0.13	(0.12)

Weighted average number of shares used in per share calculations:
Basic Shares	40,383	40,383	57,301	57,301	40,252	40,252	47,518	47,518

Diluted Shares	40,383	40,383	87,360	87,360	40,252	40,252	77,790	53,877

(2)    Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of September 30, 2002 and the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2002, and the consolidated condensed statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2001 and 2002 and its cash flows for the nine months ended September 30, 2001 and 2002 have been made.

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

Basic and Diluted Net Income (Loss) Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) available to common stockholders per share for the three and nine months ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2001	Restated 2002	Restated 2001	Restated 2002
Income (loss) (numerator)
Net loss available to common stockholders	$(3,211)	(7,686)	(8,265)	(6,227)
Add back extraordinary item	—	14,853	—	14,853

Income (loss) before extraordinary item available to common stockholders (basic)	(3,211)	7,167	(8,265)	8,626

Add back preferred stock paid-in-kind dividend (1)	—	1,899	—	—

Income (loss) before extraordinary item and preferred dividend available to common stockholders (diluted)	$(3,211)	9,066	(8,265)	8,626

Extraordinary item—early retirement of debt (basic and diluted)	$—	14,853	—	14,853

Net income (loss) after extraordinary item available to common stockholders (basic)	(3,211)	(7,686)	(8,265)	(6,227)

Add back preferred stock paid-in-kind dividend(1)	—	1,899	—	—

Net loss after extraordinary item, without preferred dividend, available to common stockholders (diluted)	$(3,211)	(5,787)	(8,265)	(6,227)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2001	Restated 2002	Restated 2001	Restated 2002
Shares (denominator)
Basic weighted average common shares outstanding	40,383	57,301	40,252	47,518
Effect of diluted securities-stock options, warrants, convertible preferred shares and deferred shares(2)(3)	—	30,059	—	6,359

Diluted weighted average common shares outstanding	40,383	87,360	40,252	53,877

Basic and diluted per share amounts
Basic income (loss) per share before extraordinary item available to common stockholders	$(0.08)	0.13	(0.21)	0.18

Diluted income (loss) per share before extraordinary item available to common stockholders(2)(3)	$(0.08)	0.10	(0.21)	0.16

Basic extraordinary item, net of tax per share	$—	(0.26)	—	(0.31)

Diluted extraordinary item, net of tax per share(3)	$—	(0.17)	—	(0.28)

Basic net income (loss) per share available to common stockholders	$(0.08)	(0.13)	(0.21)	(0.13)

Diluted net income (loss) per share available to common stockholders(3)	$(0.08)	(0.07)	(0.21)	(0.12)

(1)
Series A Convertible Preferred Stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three months ended September 30, 2002 since the preferred stock is assumed to have been converted.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share in the three and nine months ended September 30, 2001 since the inclusion would be anti-dilutive.

(3)
As per Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), whenever a company reports an extraordinary item, the same number of potential common shares used in computing the diluted per-share amounts for income before extraordinary items must be used in computing all other reported diluted per share amounts, even if those amounts are anti-dilutive to their respective basic per-share amounts.

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

	Three Months Ended September 30, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Restated Totals
Service revenues	$57,201	21,053	15,164	—	93,418
Sales revenues	3,358	1,498	—	8,929	13,785

Total revenues	60,559	22,551	15,164	8,929	107,203

Cost of service	34,528	12,352	10,723	—	57,603
Cost of sales	2,410	862	—	6,095	9,367
Amortization of service contract software (Note 2)	513	666	—	—	1,179

Total operating expenses	37,451	13,880	10,723	6,095	68,149

Gross profit	23,108	8,671	4,441	2,834	39,054
Selling, general and administrative expenses	6,394	2,607	672	1,101	10,774
Depreciation and amortization	8,271	2,932	681	150	12,034

Segment operating income	8,443	3,132	3,088	1,583	16,246

Unallocated corporate expense					2,469

Consolidated operating income					$13,777

Capital and wagering systems expenditures	$7,084	461	224	192	7,961

	Three Months Ended September 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$56,568	21,326	16,038	—	93,932
Sales revenues	7,824	1,320	—	12,076	21,220

Total revenues	64,392	22,646	16,038	12,076	115,152

Cost of service	31,309	12,256	11,281	—	54,846
Cost of sales	5,450	674	—	8,109	14,233
Amortization of service contract software (Note 2)	570	663	—	—	1,233

Total operating expenses	37,329	13,593	11,281	8,109	70,312

Gross profit	27,063	9,053	4,757	3,967	44,840
Selling, general and administrative expenses	5,927	2,136	776	1,205	10,044
Depreciation and amortization	4,982	2,866	460	634	8,942

Segment operating income	16,154	4,051	3,521	2,128	25,854

Unallocated corporate expense					4,892

Consolidated operating income					$20,962

Capital and wagering systems expenditures	$2,826	2,721	325	64	5,936

	Nine Months Ended September 30, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Restated Totals
Service revenues	$165,952	60,657	46,489	—	273,098
Sales revenues	11,886	15,919	—	30,981	58,786

Total revenues	177,838	76,576	46,489	30,981	331,884

Cost of service	105,142	35,651	32,871	—	173,664
Cost of sales	7,801	9,768	—	18,519	36,088
Amortization of service contract software (Note 2)	1,191	1,945	—	—	3,136

Total operating expenses	114,134	47,364	32,871	18,519	212,888

Gross profit	63,704	29,212	13,618	12,462	118,996
Selling, general and administrative expenses	19,176	7,967	1,974	3,647	32,764
Depreciation and amortization	23,814	9,142	2,003	1,164	36,123

Segment operating income	20,714	12,103	9,641	7,651	50,109

Unallocated corporate expense					9,277

Consolidated operating income					$40,832

Assets at September 30, 2001	$295,201	221,809	33,044	35,742	585,796

Capital and wagering systems expenditures	$25,405	3,051	759	1,217	30,432

	Nine Months Ended September 30, 2002
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Restated Totals
Service revenues	$174,092	61,983	47,120	—	283,195
Sales revenues	15,662	4,630	—	32,904	53,196

Total revenues	189,754	66,613	47,120	32,904	336,391

Cost of service	96,024	34,939	32,369	—	163,332
Cost of sales	11,158	2,219	—	21,770	35,147
Amortization of service contract software (Note 2)	1,691	1,965	—	—	3,656

Total operating expenses	108,873	39,123	32,369	21,770	202,135

Gross profit	80,881	27,490	14,751	11,134	134,256
Selling, general and administrative expenses	19,452	6,473	2,090	3,428	31,443
Depreciation and amortization	16,193	8,547	1,315	1,579	27,634

Segment operating income	45,236	12,470	11,346	6,127	75,179

Unallocated corporate expense					13,780

Consolidated operating income					$61,399

Assets at September 30, 2002	$295,588	223,021	35,037	38,280	591,926

Capital and wagering systems expenditures	$10,620	6,220	1,270	1,342	19,452

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense and extraordinary item for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2001	2002	Restated 2001	2002
Reportable consolidated operating income	$13,777	20,962	40,832	61,399
Interest expense	12,322	9,783	38,610	32,795
Other (income) expense	(72)	670	109	441

Income before income tax expense and extraordinary item	$1,527	10,509	2,113	28,163

(5)   Comprehensive Income (Loss)

Foreign Exchange Agreements

        During the third quarter of 2002, the Company entered into derivative contracts to hedge part of its foreign currency exposure with respect to future cash receipts under its contract with the Ontario Lottery Commission. These instruments, which have a notional value of Canadian dollars $17,333, have been designated as cash flow hedges. For the three months and nine months ended September 30, 2002, the Company recorded a credit to comprehensive income (loss) of $162 for the change in the fair value of these foreign exchange instruments.

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

        Pursuant to the terms of the Company's credit facility, the Company is required to maintain interest rate hedges for a notional amount of not less than $140,000 for a period of not less than two years. In satisfaction of this requirement, the Company entered into three interest rate swap agreements in November 2000 which obligate the Company to pay a fixed LIBOR rate and entitle the Company to receive a variable LIBOR rate on an aggregate $140,000 notional amount of debt. The Company has structured these interest rate swap agreements and intends to structure all such future agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Accumulated other comprehensive losses resulting from the changes in fair value of the interest rate hedge instruments were $7,249 and $4,429 at December 31, 2001 and September 30, 2002, respectively. For the nine-month periods ended September 30, 2001 and 2002, the Company recorded a $5,657 charge and a $2,820 credit, respectively, to other comprehensive income (loss) for the change in fair value of the interest rate hedge instruments.

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2001	Restated 2002	Restated 2001	Restated 2002
Net loss	$(1,421)	(5,787)	(3,032)	(674)
Other comprehensive income (loss):
Foreign currency translation	1,719	623	120	3,409
Unrealized gain (loss) on investments	(461)	(275)	(246)	(275)
Unrealized gain (loss) on cash flow hedge agreements	(3,035)	1,118	(5,657)	2,820

Other comprehensive income (loss)	(1,777)	1,466	(5,783)	5,954

Comprehensive income (loss)	$(3,198)	(4,321)	(8,815)	5,280

(6)   Inventories

        Inventories consist of the following:

	December 31, 2001	September 30, 2002
Parts and work-in-process	$10,130	18,880
Finished goods	9,417	10,905

	$19,547	29,785

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)   Capital Stock and Equity Offering

        On July 2, 2002, the Company completed the public offering and sale of 14,375 shares of its Class A Common Stock at $7.25 per share (the "2002 Offering"). The proceeds after underwriter's discounts, before direct offering expenses, to the Company were approximately $98,483. During the third quarter of 2002, the Company used the net proceeds of the 2002 Offering to redeem approximately $82,957 of its 12 1/2% Senior Subordinated Notes. (See Note 9—Redemption of Senior Subordinated Debt and Extraordinary Item.)

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

(8)   Debt

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

(9)   Redemption of Senior Subordinated Debt and Extraordinary Item

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

(10) Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

        The Company had unamortized goodwill of approximately $179,099 and unamortized identifiable intangible assets in the amount of approximately $60,169 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,093, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. As a result of adopting SFAS 142, the Company also reduced the recognized amount of its NOL from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the first quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

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

Goodwill	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Restated Totals
Balance at December 31, 2001	$176,502	2,597	—	—	179,099
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	3,301	—	—	—	3,301

Balance at September 30, 2002	$182,973	487	—	—	183,460

        The following table compares pro forma net income (loss) available to common stockholders for the three months and nine months ended September 30, 2001, adjusted to reflect the adoption of

SFAS 142 on January 1, 2001, to the reported net income for the three months and nine months ended September 30, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2001	Restated 2002	Restated 2001	Restated 2002
	Pro Forma	As Reported	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income before extraordinary item	$1,719	9,066	4,466	14,179

Adjusted net loss available to common stockholders	$(71)	(7,686)	(767)	(6,227)

Adjusted earnings per share amounts—basic and diluted:
Adjusted income (loss) before extraordinary item per share available to common stockholders:
Basic	$—	0.13	(0.02)	0.18

Diluted(1)	$—	0.10	(0.02)	0.16

Adjusted net income (loss) per share available to common stockholders:
Basic	$—	(0.13)	(0.02)	(0.13)

Diluted(1)	$—	(0.07)	(0.02)	(0.12)

Shares used in calculating adjusted per share amounts:
Basic	40,383	57,301	40,252	47,518

Diluted(1)	40,383	87,360	40,252	53,877

Reconciliation of reported net income to adjusted net income (loss):
Reported net loss available to common Stockholders	$(3,211)	(7,686)	(8,265)	(6,227)
Add back: Amortization of goodwill and intangible assets With indefinite lives, net of tax benefit	3,140	—	7,498	—

Adjusted net income (loss) available to common Stockholders	$(71)	(7,686)	(767)	(6,227)

(1)
The fully diluted earnings per share calculations for the three months ended September 30, 2002 assume the preferred shares are converted to common shares and there are no preferred dividends in that period.

(11) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$1,130	(373)	8,064	—	8,821
Accounts receivable, net	—	36,861	18,801	(40)	55,622
Inventories	—	24,641	5,680	(536)	29,785
Other current assets	576	8,642	3,594	30	12,842
Property and equipment, net	3,655	147,268	46,523	(493)	196,953
Investment in subsidiaries	322,068	4,150	—	(326,218)	—
Goodwill	183	179,672	3,605	—	183,460
Intangible assets	—	52,962	5,171	—	58,133
Other assets	16,157	41,681	5,091	(16,619)	46,310

Total assets	$343,769	495,504	96,529	(343,876)	591,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$11,264	9	928	—	12,201
Current liabilities	9,033	45,095	19,055	808	73,991
Long-term debt, excluding current installments	334,258	3	322	—	334,583
Other non-current liabilities	10,517	29,984	6,969	157	47,627
Intercompany balances	(144,827)	122,218	24,261	(1,652)	—
Stockholders' equity	123,524	298,195	44,994	(343,189)	123,524

Total liabilities and stockholders' equity	$343,769	495,504	96,529	(343,876)	591,926

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	84,712	25,559	(3,068)	107,203
Operating expenses	—	52,036	17,809	(2,875)	66,970
Amortization of service contract software (Note 2)	—	1,079	100	—	1,179

Gross profit	—	31,597	7,650	(193)	39,054
Selling, general and administrative expenses	2,392	8,008	2,985	(219)	13,166
Depreciation and amortization	77	11,118	937	(21)	12,111

Operating income (loss)	(2,469)	12,471	3,728	47	13,777
Interest expense	12,170	80	540	(468)	12,322
Other (income) expense	203	(742)	78	389	(72)

Income (loss) before equity in income of subsidiaries and income taxes	(14,842)	13,133	3,110	126	1,527
Equity in income of subsidiaries	16,852	—	—	(16,852)	—
Income tax expense (benefit)	3,431	(1,059)	576	—	2,948

Net income (loss)	$(1,421)	14,192	2,534	(16,726)	(1,421)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	85,093	32,079	(2,020)	115,152
Operating expenses	—	49,340	21,776	(2,037)	69,079
Amortization of service contract software (Note 2)	—	1,133	100	—	1,233

Gross profit	—	34,620	10,203	17	44,840
Selling, general and administrative expenses	4,768	6,900	3,147	(3)	14,812
Depreciation and amortization	124	6,994	1,950	(2)	9,066

Operating income (loss)	(4,892)	20,726	5,106	22	20,962
Interest expense	9,496	190	423	(326)	9,783
Other (income) expense	283	(505)	594	298	670

Income (loss) before equity in income of subsidiaries and income taxes and extraordinary item	(14,671)	21,041	4,089	50	10,509
Equity in income of subsidiaries	23,965	—	—	(23,965)	—
Income tax expense	228	45	1,170	—	1,443

Net income (loss) before extraordinary item	9,066	20,996	2,919	(23,915)	9,066
Extraordinary item	14,853	—	—	—	14,853

Net income (loss)	$(5,787)	20,996	2,919	(23,915)	(5,787)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	254,387	87,104	(9,607)	331,884
Operating expenses	—	158,360	60,546	(9,154)	209,752
Amortization of service contract software (Note 2)	—	2,836	300	—	3,136

Gross profit	—	93,191	26,258	(453)	118,996
Selling, general and administrative expenses	9,048	23,854	9,164	(254)	41,812
Depreciation and amortization	229	32,449	3,735	(61)	36,352

Operating income (loss)	(9,277)	36,888	13,359	(138)	40,832
Interest expense	38,363	202	1,594	(1,549)	38,610
Other (income) expense	(335)	(1,777)	768	1,453	109

Income (loss) before equity in income of subsidiaries and income taxes	(47,305)	38,463	10,997	(42)	2,113
Equity in income of subsidiaries	49,171	—	—	(49,171)	—
Income tax expense (benefit)	4,898	(2,917)	3,164	—	5,145

Net income (loss)	$(3,032)	41,380	7,833	(49,213)	(3,032)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	257,228	86,978	(7,815)	336,391
Operating expenses	—	147,067	59,141	(7,729)	198,479
Amortization of service contract software (Note 2)	—	3,356	300	—	3,656

Gross profit	—	106,805	27,537	(86)	134,256
Selling, general and administrative expenses	13,482	23,229	8,223	(9)	44,925
Depreciation and amortization	298	21,969	5,673	(8)	27,932

Operating income (loss)	(13,780)	61,607	13,641	(69)	61,399
Interest expense	32,087	595	1,080	(967)	32,795
Other (income) expense	(7)	(1,776)	1,355	869	441

Income (loss) before equity in income of subsidiaries and income taxes and extraordinary item	(45,860)	62,788	11,206	29	28,163
Equity in income of subsidiaries	70,715	—	—	(70,715)	—
Income tax expense	10,676	143	3,165	—	13,984

Net income (loss) before extraordinary item	14,179	62,645	8,041	(70,686)	14,179
Extraordinary item	14,853	—	—	—	14,853

Net income (loss)	$(674)	62,645	8,041	(70,686)	(674)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2001
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Net income (loss)	$(3,032)	41,380	7,833	(49,213)	(3,032)
Depreciation and amortization	229	35,285	4,035	(61)	39,488
Equity in income of subsidiaries	(49,171)	—	—	49,171	—
Extraordinary item	—	—	—	—	—
Non-cash interest expense	1,797	—	—	—	1,797
Changes in operating assets and liabilities	(12,733)	11,746	(202)	946	(243)
Other non-cash adjustments	6,027	(3,295)	622	—	3,354

Net cash provided by (used in) operating activities	(56,883)	85,116	12,288	843	41,364

Cash flows from investing activities:
Capital and wagering systems expenditures	(239)	(25,215)	(5,191)	213	(30,432)
Other assets and investments	(978)	(6,519)	(2,336)	57	(9,776)

Net cash used in investing activities	(1,217)	(31,734)	(7,527)	270	(40,208)

Cash flows from financing activities:
Net borrowing under lines of credit	3,000	—	—	—	3,000
Payments on long-term debt	(3,946)	(7)	(632)	193	(4,392)
Proceeds from stock issue	552	—	—	—	552
Other, principally intercompany balances	58,650	(52,224)	(5,120)	(1,306)	—

Net cash provided by (used in) financing activities	58,256	(52,231)	(5,752)	(1,113)	(840)

Effect of exchange rate changes on cash	56	(369)	123	—	(190)

Increase (decrease) in cash and cash equivalents	212	782	(868)	—	126
Cash and cash equivalents, beginning of period	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of period	$1,079	732	4,803	—	6,614

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income (loss)	$(674)	62,645	8,041	(70,686)	(674)
Depreciation and amortization	298	25,325	5,973	(8)	31,588
Equity in income of subsidiaries	(70,715)	—	—	70,715	—
Extraordinary item	14,853	—	—	—	14,853
Non-cash interest expense	1,740	—	—	—	1,740
Changes in operating assets and liabilities	(4,839)	(15,658)	(3,187)	(893)	(24,577)
Other non-cash adjustments	10,539	(1,375)	191	—	9,355

Net cash provided by (used in) operating activities	(48,798)	70,937	11,018	(872)	32,285

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,717)	(12,077)	(5,741)	83	(19,452)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	144	(3,233)	1,215	(3,381)	(5,255)

Net cash used in investing activities	(1,573)	(19,460)	(4,480)	(3,298)	(28,811)

Cash flows from financing activities:
Net repayments under lines of credit	(4,250)	—	20	—	(4,230)
Payments on long-term debt	(101,295)	(7)	(1,183)	—	(102,485)
Proceeds from stock issue	97,749	—	—	—	97,749
Other, principally intercompany balances	51,685	(52,207)	(3,648)	4,170	—

Net cash provided by (used in) financing activities	43,889	(52,214)	(4,811)	4,170	(8,966)

Effect of exchange rate changes on cash	—	779	885	—	1,664

Increase (decrease) in cash and cash equivalents	(6,482)	42	2,612	—	(3,828)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$1,130	(373)	8,064	—	8,821

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

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2001 Annual Report on Form 10-K, as modified by the foregoing. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, including income and other taxes. Actual results could differ from estimates.

Results of Operations: See Note 4—Business Segments

Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a NOL, recognized in the fourth quarter of 2002 should have been recognized at the time of the acquisition of SGHC on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL. In addition, we restated income tax expense for the first quarter of fiscal 2002 to reflect a charge of $9.8 million related to the adoption of SFAS 142, which caused a reduction in the amount of the NOL to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

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

        The Lottery Group gross profit of $27.1 million, or 42% of revenues, in the three months ended September 30, 2002 increased $4.0 million from $23.1 million, or 38% of revenues, in the same period in 2001. Gross margin improvements of $1.2 million compared to the same period in 2001 were realized as a result of continued retail growth at many of our cooperative services contracts, as well as the start-up of the South Carolina Educational Lottery in January of 2002. In addition, approximately $0.7 million of gross margin improvement is attributable to continued cost reductions in our instant ticket and related services business, $0.9 million of gross margin improvement is due to the addition of SERCHI, and $1.4 million of gross margin improvement was contributed by higher lottery terminal and equipment sales to foreign customers in the three months ended September 30, 2002 as compared to the same period in 2001.

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

        Depreciation and amortization expense of $9.1 million in the three months ended September 30, 2002 decreased $3.0 million from $12.1 million in the same period in 2001. Depreciation expense was $0.4 million higher in the three months ended September 30, 2002 than in the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries and enhancements to our Leeds, England printing facility. Amortization expense was $3.4 million lower in the three months ended September 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

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

Income Tax Expense (Benefit)

        Income tax expense was $2.9 million in the three months ended September 30, 2002, as compared to income tax expense of $1.4 million in the three months ended September 30, 2001. This expense primarily reflects foreign and state taxes. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether our recorded net operating loss valuation allowance of approximately $50.0 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

Results of Operations: See Note 4—Business Segments

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Revenue Analysis

        Lottery Group revenue of $189.8 million in the nine months ended September 30, 2002 improved $11.9 million from the same period in 2001. An $8.1 million increase in service revenue is attributable to: an incremental $15.9 million growth in our on-line lottery business due to the start-up of the on-line lotteries in Maine and Iowa in July 2001, the start-up of the South Carolina Educational Lottery in January 2002, the acquisition of SERCHI in June 2002, and revenue increases in Florida and Georgia. These increases were partially offset by a $5.3 million decrease resulting from the absence of the French lottery business that was sold in the third quarter of 2001 and a $2.0 million decrease in cooperative services revenues attributable principally to the loss of the New York State cooperative services contract, which had already been awarded to another company at the time we acquired SGHC. In the nine months ended September 30, 2002, equipment sales increased $3.8 million from the same period in 2001 due to the timing of equipment sales to a foreign customer.

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

        Depreciation and amortization expense of $27.9 million in the nine months ended September 30, 2002 decreased $8.4 million from $36.4 million in the same period in 2001. Depreciation expense increased $1.1 million in the nine months ended September 30, 2002 from the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries and enhancements to our Leeds, England printing facility. Amortization expense was $8.9 million lower in the nine months ended September 30, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

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

Extraordinary Item

        In connection with the redemption of the 12 1/2% Senior Subordinated Notes we paid the Subordinated noteholders redemption premiums aggregating approximately $11.2 million and we paid the term loan lenders a fee of approximately $1.0 million to amend the term loan facility to permit us to use the majority of the net proceeds from the equity offering to redeem subordinated debt rather than to pay down the term loans. These fees plus the write-off of approximately $3.5 million of previously deferred financing costs related to the redeemed debt, partially offset by the state income tax benefit of $0.7 million attributable to these expenses, or a total of $14.9 million, was reflected as an extraordinary expense in the accompanying financial statements.

Income Tax Expense

        Income tax expense was $14.0 million in the nine months ended September 30, 2002. This amount primarily reflects foreign and state taxes, and a $9.8 million charge in the first quarter of 2002 as a result of our adoption of SFAS 142, which caused us to reduce the recognized amount of our NOL from $18.5 million to $8.7 million to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. The income tax expense of $5.1 million in the nine months ended September 30, 2001 was primarily for state and foreign taxes, net of a $0.6 million benefit for an anticipated recovery of previously paid federal taxes. We had U.S. based taxable income in 2001 and expect to have U.S. based taxable income in 2002. In the fourth quarter of 2002, we will reassess whether our recorded net operating loss valuation allowance of approximately $50.0 million is still appropriate or whether such allowance should be reduced or even eliminated, considering the demonstrated improvement in our financial results. Any such adjustments will be reflected in the results of operations for the fourth quarter of 2002.

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

  •
  A maximum Consolidated Leverage Ratio of 4.10 was reduced to 3.80 on October 1, 2002, and will be further reduced on the first day of each calendar quarter through January 1, 2007, from which date the ratio shall be 2.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

        Net cash provided by operating activities was $32.3 million for the nine months ended September 30, 2002. Of this amount, $56.9 million was provided from operations and $24.6 million was used as a result of changes in working capital. The working capital changes occurred principally from (i) increases in inventory in anticipation of requirements for equipment, (ii) an increase in accounts receivable due to a terminal sale to a foreign customer, (iii) increases in prepaid assets as a result of the new on-line and instant ticket lottery accounts, (iv) decreases in accrued liabilities due to payments related to the new lottery accounts, inventory, and obligations incurred in connection with the acquisition of SGHC, and (v) the payment of accrued interest. In this period, we invested $19.5 million for wagering systems and capital expenditures, $5.3 million in software expenditures, $4.1 million for a majority interest in SERCHI, and repaid $4.2 million of revolving credit facility loans and $6.2 million of long-term debt. These cash expenditures were funded primarily with net cash provided by operating activities and cash on hand. We also received approximately $97.1 million from the 2002 Offering (see Note 7—Capital Stock and Equity Offering) after deducting the underwriting discounts and commissions and estimated offering expenses, and we used the net proceeds to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. In connection with this redemption, we were required to pay the noteholders a premium of approximately $11.2 million and bank amendment fees of approximately $1.0 million.

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

        On October 31, 2002, we announced that we had uncovered evidence of potential wrongdoing by an employee of Autotote Systems, Inc., our wholly owned pari-mutuel wagering subsidiary, during the course of conducting an internal investigation into the $3 million winning wager on the Breeders' Cup Pick Six—a wager that requires the bettor to select the winners of six consecutive thoroughbred horseraces. The winning wager, placed on Breeders' Cup races held on October 26, 2002 at Arlington Park in Illinois, was processed through Autotote's totalizator system at an off-track wagering location at Catskill OTB in New York. The employee suspected of wrongdoing was terminated, and we turned over evidence to law enforcement personnel. On November 12, 2002, the terminated employee, along with the holder of the winning wagering tickets and a third person, was charged in U.S. District Court for the Southern District of New York with conspiracy to commit wire fraud. We have been cooperating with regulatory authorities and law enforcement and are vigorously taking steps to resolve the matter. Among other things, steps are already underway to review computer systems and procedures and enhance security in connection with the delivery of totalizator services, including: beginning, within approximately 30 days, the use of independent third-party control systems at all of Autotote's U.S. pari-mutuel facilities (to be provided by eSuccess Solutions and similar to the systems already provided by eSuccess at our U.S. lottery installations); the creation of the new executive position of Chief Security Officer, reporting directly to our Chairman and Chief Executive Officer; the retention of Kroll, Inc., the world's leading risk mitigation and security company, to conduct an independent multi-disciplinary review of the Company's risk profile, including information technology and physical security, operational controls, hiring practices and internal compliance, with the intention of promptly implementing, wherever practicable, Kroll's recommendations; and coordinating with the other two U.S. totalizator companies to implement near-term measures to enhance computer security in the industry, and working with Ernst & Young LLP on their industry security study sponsored by the National Thoroughbred Racing Association. Although we believe that the potential losses, if any, that may arise from this matter would not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict with certainty, and there can be no assurance that our business might not be materially affected.

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

Principal Amount by Expected Maturity—Average Interest Rate
Expected Maturity Date (dollars in thousands)
September 30, 2002

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	67,043	67,043	74,820
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$2,800	11,950	14,950	17,200	75,100	155,100	277,100	277,100
Average interest rate	5.12%	5.11%	5.06%	5.03%	5.99%	6.13%	5.91%

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
September 30, 2002

	2002		2003	2004	2005	2006	Thereafter	Total	Fair Value
Interest rate swaps:
Variable to fixed		$—	140,000	—	—	—	—	140,000	135,408
Pay 3-month LIBOR		—	6.52%	—	—	—	—	6.52%
Canadian currency hedge:
Notional value	c$	—	13,000	4,333	—	—	—	17,333	$162
Exchange rate		—	1.59	1.59	—	—	—	1.59

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

DISCLOSURE CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        As of a date within the 90 days prior to the date of this Form 10-Q/A, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date in ensuring that all material information required to be included in this Form 10-Q/A has been made known to them in a timely fashion.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Stockholders

        The Annual Meeting of our Stockholders was held on September 10, 2002 to elect ten directors, to approve the adoption of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 100,000,000 to 200,000,000, to approve the adoption of our 2002 Employee Stock Purchase Plan, and to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2002. The holders of our Class A Common Stock and our Series A Convertible Preferred Stock at the close of business on August 1, 2002, the record date for the Annual Meeting, voted together as a single class with respect to all matters other than the election of the four directors designated by the holders of the Preferred Stock, Messrs. Antonio Belloni, Rosario Bifulco, Peter A. Cohen and Michael S. Immordino. The holders of the Preferred Stock voted as a separate class with respect to the election of such directors. The holders of 50,612,929 shares of our Class A Common Stock and 1,144,717 shares of our Series A Convertible

Preferred Stock, representing a total of 73,058,359 votes of such Common Stock and Preferred Stock on an 'as-converted' basis, were present in person or represented by proxy at the Annual Meeting. All matters put before the stockholders were approved as follows:

		For		Withheld	Against	Abstain
Item 1	Election of Directors
	A. Lorne Weil	64,653,082		8,405,277	—	—
	Larry J. Lawrence	72,388,396		669,963	—	—
	Colin J. O'Brien	72,936,036		122,323	—	—
	Eric M. Turner	72,981,536		76,823	—	—
	Sir Brian G. Wolfson	72,164,736		893,623	—	—
	Alan J. Zakon	72,433,896		624,463	—	—
	Antonio Belloni	1,144,717		—	—	—
	Rosario Bifulco	1,144,717		—	—	—
	Peter A. Cohen	1,144,717		—	—	—
	Michael S. Immordino	1,144,717		—	—	—
Item 2	Approval of Amendment to the Restated Certificate of Incorporation	71,192,654	(1)	—	1,817,574	48,131
Item 3	Approval of the Company's 2002 Employee Stock Purchase Plan	72,435,904	(2)	—	555,775	66,680
Item 4	Ratification of KPMG LLP	71,912,857		—	1,100,299	45,203

(1)
Includes a majority of the outstanding shares of our Class A Common Stock and a majority of the outstanding shares of our Series A Convertible Preferred Stock.

(2)
Includes a majority of the outstanding shares of our Series A Convertible Preferred Stock.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.(i)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on September 26, 2002 (incorporated by reference to Exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002, filed November 14, 2002 (the "September 2002 10-Q")).
10.1	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the September 2002 10-Q).
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

        3.     Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment (the "Evaluation Date"); and

          c)     Presented in this amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        3.     Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment;

        4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment is being prepared;

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment (the "Evaluation Date"); and

          c)     Presented in this amendment our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officers and I have indicated in this amendment whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2003

/s/ DeWayne E. Laird DeWayne E. Laird Chief Financial Officer

INDEX TO EXHIBITS

(a) Exhibit Number	Description
3.(i)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on September 26, 2002 (incorporated by reference to Exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002 (the "September 2002 10-Q")).
10.1	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the September 2002 10-Q).
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DISCLOSURE CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS