Form 10-K/A
period 2002-12-31
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 3

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

        Common shares outstanding as of March 20, 2003 were 59,460,531.

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated herein by reference:

Document Proxy Statement for the Company's 2003 Annual Meeting of Stockholders	Parts Into Which Incorporated Part III

EXPLANATORY NOTE

        This Amendment No. 3 on Form 10-K/A filed by Scientific Games Corporation (the "Company") amends the Company's Annual Report on Form 10-K, as previously amended, for the year ended December 31, 2002.

        Subsequent to the filing of such Annual Report and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax benefit, in the form of a net operating loss carryforward, recognized by the Company in the fourth quarter of 2002 should have been recognized at the time of the Company's acquisition of Scientific Games Holdings Corp. on September 6, 2000. Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000 and the years ended December 31, 2001 and 2002. This Form 10-K/A is being filed to give effect to such amendments and restatements by amending and restating the following sections of the Company's Annual Report: (i) Selected Financial Data (Part II, Item 6); (ii) Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7); and (iii) Financial Statements and Supplementary Data (including the Notes to Consolidated Financial Statements) (Part II, Item 8). Items 1 (Business) and 5 (Market for Registrant's Common Equity and Related Stockholder Matters) are also being amended and restated by this Form 10-K/A, solely to make conforming changes with respect to the identifying numbers of the Notes to Consolidated Financial Statements referenced in such items. For convenience, Parts I and II of the Company's Annual Report are included in their entirety in this Form 10-K/A, although the items therein are not amended except as specifically indicated above. In addition, (x) Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) is being amended solely to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, and (y) the Annual Report is also being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and to reflect such certifications in Controls and Procedures (Part III, Item 14). No other information in the Company's Annual Report, as previously amended, is being amended by this Form 10-K/A.

        The Company has not updated the information in this Form 10-K/A to speak as of a date after the filing of the Company's Annual Report, and this Form 10-K/A does not amend or update the information in such Annual Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

EXHIBIT INDEX APPEARS ON PAGE 112

PART I

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-K/A constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Form 10-K/A are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

        You should read this Form 10-K/A completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

        As you read this Form 10-K/A, you should also note the following: This Form 10-K/A contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, have not been independently verified by us and we do not make any representation as to the accuracy of that information.

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

        Our instant ticket and related services business is the industry leader in the United States, with approximately 65% of all retail sales. Our instant ticket customers include 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets, and we have sold instant tickets to lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We also provide lotteries with licensed brand products, including Mandalay Bay, National Basketball Association ("NBA"), Harley Davidson and Wheel of Fortune, to name a few. Additionally, we provide lotteries with our probability-based instant lottery tickets, which utilize a patented electronic circuit printed in each ticket to produce a ticket with multiple possible outcomes, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 74% of the revenue of our Lottery Group in 2002.

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

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 28 of the 40 jurisdictions in the U.S. that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. In 2001 and 2002, we sold approximately 13.4 billion and 13.9 billion, respectively, 2 × 4 inch equivalent instant tickets, of which approximately 25% were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through supply contracts.

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

        The increased application of computer-based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the printing of instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their application to instant lottery tickets and systems. We also manufacture instant tickets for promotional games and sell pull-tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc., a manufacturer of pull-tab lottery tickets.

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

        We also sell our lottery terminals separately from our sale of complete lottery systems. Our terminal product offerings include the EXTREMA® on-line lottery terminals, SciScan Technology® terminals and STAN™ self-serve terminals. Our EXTREMA® on-line terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers. Beginning in the fourth quarter of 1998 and through August 2000, we shipped approximately 20,000 EXTREMA® terminals to Sisal Sport Italia S.p.A. SGHC sold 15,000 SciScan Technology® terminals to the French national lottery, and we have also sold such terminals to lottery authorities in Greece and Australia.

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

(3)
A new contract that extends through March 17, 2007, with three one-year renewal options is being executed.

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

        For additional information concerning our business and geographic segments, see Note 20 to the Consolidated Financial Statements.

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

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission traditionally has waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue.

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

        In Canada, one of our subsidiaries has been granted registration as a casino gaming related supplier by the Alcohol and Gaming Commission of Ontario in accordance with Ontario's Gaming Control Act, 1992 and by the Alberta Gaming and Liquor Commission in accordance with its Gaming and Liquor Act of Alberta. Another subsidiary has been granted interim registration as a gaming related supplier to the Manitoba Lottery Commission by the Manitoba Gaming Control Commission. The gaming laws of Ontario, Alberta, and Manitoba primarily deal with the responsibility, honesty, integrity and financial stability of gaming equipment manufacturers, distributors and operators as well as persons financially interested or involved in gaming operations. To ensure the integrity of manufacturers and suppliers of gaming supplies, gaming regulators in Ontario, Alberta and Manitoba have the authority to conduct thorough background investigations of us, our officers, directors, key personnel and significant stockholders who are required to file applications detailing their personal and financial information. The gaming regulators may at any time revoke, suspend, condition or restrict a registration for an appropriate cause as determined under the applicable gaming legislation. We believe that we are in compliance with the terms and conditions of our registrations in Ontario, Alberta and Manitoba.

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

        Also under the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

        William J. Huntley joined the Company in 1973 and has served as Vice President of Lottery Systems since October 2002 and as President of Scientific Games International, Inc.'s Systems division since September 2000. Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

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

        Richard M. Weil has served as Vice President of International Business Development since March 2002 and he has also served as Vice President of International Business Development of Scientific Games International, Inc. since October 2000. Previously, he was in charge of international business development for Autotote Systems, Inc. where he started as Vice President of Manufacturing in 1994. Prior to joining Autotote, Mr. Weil was a consultant for strategic planning and corporate development with several firms. Richard M. Weil is the brother of A. Lorne Weil, the Chairman of the Board, President and Chief Executive Officer of the Company.

Access to Public Filings

        We file annual, quarterly, current reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, which may be accessed free of charge on our website at the following address: http://www.scientificgames.com/SGCorp/investorrelations.asp. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day.

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

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2001 (January 1, 2001—December 31, 2001)
First Quarter	$3.60	$1.95
Second Quarter	5.89	1.94
Third Quarter	5.93	3.00
Fourth Quarter	8.75	3.62
Fiscal 2002 (January 1, 2002—December 31, 2002)
First Quarter	10.05	8.10
Second Quarter	9.97	7.00
Third Quarter	7.99	5.98
Fourth Quarter	8.40	5.55
Fiscal 2003
First Quarter through March 19, 2003	7.41	4.85

        On March 20, 2003, the last reported sale price for our common stock on the Nasdaq National Market was $5.74 per share. There were approximately 1,585 holders of record of our common stock as of March 20, 2003.

        We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our 12 1/2% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined) are limited in our ability to pay any cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

        The terms of our outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which are payable in kind in the form of additional shares of such preferred stock until the ninth dividend payment, in September 2002, and thereafter may be paid-in-kind or in cash at our option. In 2002, we issued an aggregate of 74,000 shares of our Series A Convertible Preferred Stock, pro rata to the holders of such outstanding preferred stock, as quarterly dividend payments on such preferred stock. The Series A Convertible Preferred Stock was originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof. In July 2002, in connection with certain waivers and consents by holders of our Series A Convertible Preferred Stock relating to our 2002 equity offering (as defined herein), we authorized 2,000 shares and issued an aggregate of 1,237.6 shares of Series B Preferred Stock in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof. In addition, in December 2002, we issued 900,313 shares of our Class A Common Stock to a holder of our Preferred Stock in connection with the holder's conversion of 45,916 shares of the Series A Convertible Preferred Stock originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof, and without additional consideration.

        For additional information regarding our Series A Convertible Preferred Stock and our Series B Preferred Stock, please see Note 14 and Exhibit 3.(i), which exhibit is hereby incorporated by this reference.

        Information on our Common Stock authorized for issuance under equity compensation plans is contained in Item 12 under the captions "Equity Compensation Plan Information". See Notes 14 and 15 to the Consolidated Financial Statements for a description of our employee stock purchase plan and our employee stock option plans, respectively.

ITEM 6. SELECTED FINANCIAL DATA

        Selected historical financial data presented below as of and for the years ended October 31, 1998, 1999 and 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements, revised to reflect the restatement thereof as more fully discussed in Note 1 to the restated consolidated financial statements. These financial statements have been audited by KPMG LLP, independent auditors. The following financial information reflects the acquisitions and dispositions of certain businesses during the period 1998 through 2002, including the acquisition of SGHC since September 6, 2000 and the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI") since June 5, 2002. In connection with the acquisition of SGHC, we changed our fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. As a result, the following summary presents selected financial data for the years ended October 31, 1998, 1999 and 2000, the two-month transition period ended December 31, 2000 and the years ended December 31, 2001 and 2002, as restated. These data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Form 10-K/A.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

					Two Months Ended	Year Ended	Year Ended
	Years Ended October 31,				December 31,
	1998	1999(c)		Restated 2000(e)(l)	Restated 2000(l)	Restated 2001(l)	Restated 2002(l)
Selected Statement of Operations Data:
Operating Revenues:
Services	$135,790	148,660		186,520	57,584	364,567	382,818
Sales	23,523	62,488		46,828	9,007	75,674	72,435

	159,313	211,148		233,348	66,591	440,241	455,253

Costs and Expenses:
Cost of services	88,916	99,496		126,601	39,592	231,285	221,038
Cost of sales	15,739	43,937		29,299	5,547	47,158	47,412
Amortization of service contract software (a)	1,982	2,180		1,765	517	4,366	4,930
Selling, general and administrative	26,205	27,178		35,664	9,902	56,695	63,132	(g)
Depreciation and amortization (k)	27,507	20,009		25,735	7,755	49,132	37,905
Interest expense	15,521	16,177		31,231	8,790	50,363	44,842	(h)
Other (income) expense	(1,064)	15		(456)	(247)	37	636
Loss on sale of businesses	66 (b)	1,600	(d)	—	—	—	—

Total costs and expenses	174,872	210,592		249,839	71,856	439,036	419,895

Income (loss) before income tax expense (benefit) and extraordinary items	(15,559)	556		(16,491)	(5,265)	1,205	35,358
Income tax expense (benefit)	321	177		1,603	(465)	6,067	(17,875	)(i)

Income (loss) before extraordinary items	(15,880)	379		(18,094)	(4,800)	(4,862)	53,233
Extraordinary losses	—	—		12,567 (f)	—	—	13,501	(j)

Net income (loss)	(15,880)	379		(30,661)	(4,800)	(4,862)	39,732

Convertible preferred paid-in-kind dividend	—	—		1,014	1,143	7,051	7,484

Net income (loss) available to common stockholders	$(15,880)	379		(31,675)	(5,943)	(11,913)	32,248

Basic and diluted income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.44)	0.01		(0.52)	(0.15)	(0.30)	0.91

Diluted income (loss) before extraordinary items available to common stockholders	$(0.44)	0.01		(0.52)	(0.15)	(0.30)	0.66

Basic extraordinary items, net of tax	$—	—		(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax	$—	—		(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders (k)	$(0.44)	0.01	(0.86)	(0.15)	(0.30)	0.64

Diluted net income (loss) available to common stockholders (k)	$(0.44)	0.01	(0.86)	(0.15)	(0.30)	0.50

Weighted average number of shares used in per share calculation:
Basic shares	35,696	36,118	36,928	40,025	40,340	50,221

Diluted shares	35,696	38,343	36,928	40,025	40,340	80,151

Selected Balance Sheet Data (End of Period):
Total assets	$156,500	165,559	608,449	598,527	585,796	657,822
Total long-term debt, including current installments	$158,870	157,144	443,834	440,680	439,735	360,529
Stockholders' equity (deficit)	$(48,638)	(48,219)	34,645	28,593	20,240	168,770

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

  (i)
  Includes an income tax benefit of $32.9 million from the recognition of net operating loss carryforwards at December 31, 2002.

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

    At December 31, 2001, we had unamortized goodwill of approximately $179 million and unamortized identifiable intangible assets in the amount of approximately $60 million, all of which were subject to the transition provisions of SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our Connecticut OTB operating right and our trade name with net carrying amounts at December 31, 2001 of approximately $11.7 million and $30.1 million, respectively, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3.2 million, net of related deferred tax liabilities, to goodwill effective January 1, 2002. As a result of adopting SFAS 142 and ceasing the amortization of our tradename and the employee workforce intangible assets, we reduced the recognized amount of our net operating loss carryforward ("NOL") by $9.8 million. This reduction was charged to income tax expense in the first quarter of 2002.

        The following table compares the pro forma net income (loss) available to common stockholders for the years ended October 31, 1998, 1999, and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, as restated, adjusted to reflect the adoption of SFAS 142 as if it had occurred at the beginning of the periods presented, to the reported net income (loss) available to common stockholders, as restated, for the year ended December 31, 2002:

				Two Months Ended	Year Ended	Year Ended
	Year Ended October 31,			December 31,
	1998	1999	Restated 2000	Restated 2000	Restated 2001	Restated 2002
	Pro Forma	Pro Forma	Pro Forma	Pro Forma	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss) before extraordinary item	$(12,539)	2,610	(15,360)	(3,335)	5,251	53,233

Adjusted income (loss) before extraordinary item available to common stockholders	$(12,539)	2,610	(16,374)	(4,478)	(1,800)	45,749

Adjusted net income (loss) available to common stockholders	$(12,539)	2,610	(28,941)	(4,478)	(1,800)	32,248

Adjusted earnings per share amounts—basic and diluted:
Adjusted income before extraordinary item per share available to common stockholders:
Basic	$(0.35)	0.07	(0.44)	(0.11)	(0.04)	0.91

Diluted	$(0.35)	0.07	(0.44)	(0.11)	(0.04)	0.66

Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.35)	0.07	(0.78)	(0.11)	(0.04)	0.64

Diluted	$(0.35)	0.07	(0.78)	(0.11)	(0.04)	0.50

Shares used in calculating adjusted per share amounts:
Basic	35,696	36,118	36,928	40,025	40,340	50,221

Diluted	35,696	38,343	36,928	40,025	45,412	80,151

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$(15,880)	379	(31,675)	(5,943)	(11,913)	32,248
Add back:
Amortization of goodwill and Intangible assets with indefinite lives, net of tax benefit	3,341	2,231	2,734	1,465	10,113	—

Adjusted net income (loss) available to common stockholders	$(12,539)	2,610	(28,941)	(4,478)	(1,800)	32,248

  (l)
  The effects of the restatement on the previously reported consolidated financial statements for each of the periods from October 31, 2000 to December 31, 2002 are summarized below:

	Year Ended October 31, 2000		Two Months Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Statement of Operations Data:
Depreciation and amortization	$26,061	25,735	8,081	7,755	50,843	49,132	37,905	37,905
Total costs and expenses	250,165	249,839	72,182	71,856	440,747	439,036	419,895	419,895
Income (loss) before income tax expense and extraordinary items	(16,817)	(16,491)	(5,591)	(5,265)	(506)	1,205	—	—
Income tax expense (benefit)	1,603	1,603	(677)	(465)	78	6,067	(30,193)	(17,875)
Income (loss) before extraordinary items	(18,420)	(18,094)	(4,914)	(4,800)	(584)	(4,862)	65,551	53,233
Net income (loss)	(30,987)	(30,661)	(4,914)	(4,800)	(584)	(4,862)	52,050	39,732
Net income (loss) available to common stockholders	$(32,001)	(31,675)	(6,057)	(5,943)	(7,635)	(11,913)	44,566	32,248

Basic and diluted income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.52)	(0.15)	(0.15)	(0.19)	(0.30)	1.16	0.91

Diluted income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.52)	(0.15)	(0.15)	(0.19)	(0.30)	0.82	0.66

Basic net income (loss) available to common stockholders	$(0.87)	(0.86)	(0.15)	(0.15)	(0.19)	(0.30)	0.89	0.64

Diluted net income (loss) available to common stockholders	$(0.87)	(0.86)	(0.15)	(0.15)	(0.19)	(0.30)	0.65	0.50

Weighted average number of shares used in per share calculations:
Basic Shares	36,928	36,928	40,025	40,025	40,340	40,340	50,221	50,221

Diluted Shares	36,928	36,928	40,025	40,025	40,340	40,340	80,151	80,151

Selected Balance Sheet Data (End of Period):
Total assets	$647,215	608,449	636,967	598,527	601,952	585,796	673,978	657,822
Stockholders' equity	$34,319	34,645	28,153	28,593	24,078	20,240	184,926	168,770

        The restatement adjustments affecting the periods from October 31, 2000 to December 31, 2002 are adjustments with respect to the carrying value and amortization of goodwill and the recognition of deferred tax assets and income tax benefits as described in Note 1, Restatement of Previously Reported Financial Statements, to the amended and restated consolidated financial statements.

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

        Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of SGHC in 2000 and, to a lesser extent, the acquisition of 65% of the equity of SERCHI in 2002, both of which were accounted for as purchases, affect the comparability of operations from period to period (see Note 4 to the Consolidated Financial Statements).

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

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

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

  •
  loss of a significant customer.

        When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to a risk-free rate of return, or by a comparison to third party indications of fair market value. At December 31, 2002, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $471 million.

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we ceased amortizing goodwill and intangible assets determined to have indefinite useful lives as of January 1, 2002. Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142 require that we evaluate our existing goodwill and intangible assets and make any necessary reclassifications to conform with the new criteria outlined in SFAS 141 and SFAS 142. We completed our assessment of goodwill and intangible assets in the second quarter of 2002, and we made all necessary reclassifications to goodwill in accordance with the provisions of SFAS 142. No material adjustments were made to the goodwill and intangible assets balances at December 31, 2001. We also evaluated the remaining useful lives of the intangible assets that will continue to be amortized and have determined that no revision to those useful lives is necessary. We are required to test goodwill and our intangible assets with indefinite useful lives for impairment at least annually. We intend to perform this annual impairment test after the completion of our annual financial operating plan which occurs in the fourth quarter of our fiscal year. We completed our annual impairment test for fiscal 2002 with no adjustment required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2002.

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

        We have a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to the fourth quarter of 2002, we did not recognize any income tax benefits from these losses in excess of the net amount of taxable temporary differences that would reverse during the carryforward period because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these net operating losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these net operating losses. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, we now believe that it is more likely than not that we will utilize a large portion of our tax losses to offset future taxable income. As a result, we recorded an increase in our deferred tax asset in the fourth quarter of 2002 of approximately $41.9 million by reducing the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $32.9 million and an income tax benefit as an offset against the extraordinary charges of approximately $9.0 million. Should our expectations for future levels of taxable income not materialize or occur in amounts significantly less than what we have forecasted, some of our deferred tax assets may not be recoverable. A significant change in our expectations for future taxable income could have a material affect on our consolidated results of operations and financial position.

Management estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management involve percentage of completion for contracted lottery and pari-mutuel wagering systems, as discussed above, evaluation of the recoverability of assets including accounts receivable, inventories and long-lived assets and the assessment of litigation and contingencies, and income taxes.

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

Results of Operations

Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax benefit, in the form of a NOL, recognized in the fourth quarter of 2002 should have been recognized at the time of the acquisition of SGHC on September 6, 2000. As a result: (i) deferred tax benefits recognized at the date of the acquisition of SGHC have been increased, with a corresponding reduction in the carrying value of goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax benefits recognized during the periods from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and our NOL. In addition, we revised income tax expense for the first quarter of fiscal 2002 to reflect a charge of $9.8 million as a result of the adoption of SFAS 142, which caused a reduction in the recorded amount of the NOL to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, we have amended and restated our consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000 and the years ended December 31, 2001 and 2002. Conforming changes reflecting these revisions have been made in our Summary of Selected Financial Data, Management's Discussion and Analysis of Financial Condition, and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The following analysis compares our results of operations for the year ended December 31, 2002 to the results for the year ended December 31, 2001.

	Year Ended December 31, 2002
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Group	Totals
	(in thousands)
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expense	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs					$18,766

Consolidated operating income					$80,836

Interest expense					$44,842

	Year Ended December 31, 2001
	Restated Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Group	Restated Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	32,217	12,131	2,674	1,804	48,826

Segment operating income	$27,210	15,323	12,434	9,706	64,673

Unallocated corporate selling, general and administrative costs					$13,068

Consolidated operating income					$51,605

Interest expense					$50,363

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

        Depreciation and amortization expense, including amortization of service contract software, of $42.8 million in the year ended December 31, 2002 decreased $10.7 million from $53.5 million in the same period in 2001. Depreciation expense increased $1.6 million in the year ended December 31, 2002 from the same period in 2001, primarily as a result of higher depreciation on new computer systems and terminals acquired in connection with the start-up of the new on-line lotteries. Amortization expense was $12.2 million lower in the year ended December 31, 2002 than in the same period in 2001, primarily as a result of the adoption of SFAS 141 and SFAS 142 effective January 1, 2002.

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

Extraordinary Item

        In 2002, we repaid approximately $83.0 million of our outstanding 12 1/2% Senior Subordinated Notes and refinanced 2000 Facility. As a result, we recorded extraordinary charges aggregating approximately $22.5 million related to the redemption premium paid in the amount of approximately $11.2 million on the redeemed Notes; the $1.1 million fee paid to the term loan lenders to permit us to use the majority of the net proceeds from our 2002 Equity Offering to redeem the Notes; and the write off of approximately $10.2 million of previously deferred financing costs. These extraordinary charges were partially offset by federal and state income tax benefits of approximately $9.0 million attributable to these expenses. The resultant total of approximately $13.5 million was reflected as an extraordinary expense in the accompanying consolidated financial statements.

Income Tax Expense

        We recorded an income tax benefit of approximately $26.9 million in the year ended December 31, 2002, of which approximately $9.0 million was reflected as an offset against the extraordinary charges discussed above. We have a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to 2002, we did not recognize any income tax benefits from these losses in excess of the amount of net taxable temporary differences that would reverse during the carryforward period because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these net operating losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these losses. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, we now believe that it is more likely than not that we will utilize our tax losses to offset future taxable income considering any limitations on the use of our tax losses imposed by the Internal Revenue Code of 1986. As a result, we recorded a deferred tax asset in the fourth quarter of 2002 of approximately $41.9 million by reducing the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $32.9 million and an income tax benefit as an offset against the extraordinary charges of approximately $9.0 million. As a result of our recognition of the income tax benefit of the net operating loss carryforward in 2002, the financial statement income tax provision is expected to increase from approximately 15% in 2002, excluding the effect of the SFAS 142 write-off, to approximately 34% in 2003; however, we anticipate that our cash tax rate in 2003 will be approximately 18% as a result of utilizing some of our tax losses to offset taxes that would otherwise be payable.

        In the year ended December 31, 2001, we recorded an income tax expense of $6.1 million, representing primarily state and foreign taxes. No current tax benefit was recognized in the year ended December 31, 2001 on the then remaining unrecorded value of the domestic net operating loss carryforwards.

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

	Year Ended December 31, 2001
	Restated Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Group	Restated Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	32,217	12,131	2,674	1,804	48,826

Segment operating income	$27,210	15,323	12,434	9,706	64,673

Unallocated corporate selling, general and administrative costs					$13,068

Consolidated operating income					$51,605

Interest expense					$50,363

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Restated Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Group	Restated Totals
	(in thousands)
Service revenues	$199,692	79,776	61,987	—	341,455
Sales revenues	26,973	16,583	—	39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Cost of service	136,464	47,413	44,937	—	228,814
Cost of sales	19,908	8,894	—	22,705	51,507
Amortization of service contract software	1,218	1,137	—	—	2,355

Total operating expenses	157,590	57,444	44,937	22,705	282,676

Gross profit	69,075	38,915	17,050	16,941	141,981
Selling, general and administrative	33,864	12,869	2,914	5,601	55,248
Depreciation and amortization	27,239	15,762	2,802	1,633	47,436

Segment operating income	$7,972	10,284	11,334	9,707	39,297

Unallocated corporate selling, general and administrative costs					$14,892

Consolidated operating income					$24,405

Interest expense					$50,978

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

        Depreciation and amortization expense, including amortization of service contract software, of $53.2 million in the year ended December 31, 2001 increased $3.4 million or 7% from $49.8 million in the pro forma prior year as a result of $2.8 million of depreciation on new computer systems and terminals for the expanded domestic lottery business, $3.7 million of depreciation on the year 2000 expansion of the Alpharetta, Georgia printing facility and the new Leeds, United Kingdom printing facility, partially offset by a $1.8 million reduction for pari-mutuel assets that became fully depreciated.

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

Income Tax Expense

        We recorded an income tax expense of $6.1 million in the year ended December 31, 2001 representing primarily state and foreign taxes. No current tax benefit has been recognized on the unrecorded remaining value of the domestic net operating loss carryforwards in the period.

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

	Cash Payments Due by Period
	(in thousands)
Contractual Obligations:	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Long term debt, 12 1/2% notes and 2002 Facility	$357,043	2,900	5,800	5,800	342,543
Other long term debt	3,486	965	974	851	696
Operating leases	41,376	10,630	20,185	6,136	4,425

Total contractual cash obligations	$401,905	14,495	26,959	12,787	347,664

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

        For the year ended December 31, 2002, we spent $31.0 million for wagering systems and capital expenditures, $9.2 million in software and $4.1 million for a majority ownership in SERCHI. These cash expenditures were funded primarily with net cash provided by operating activities and cash on hand. In addition we capitalized $5.4 million of fees related to the 2002 Facility.

        A portion of our cash flows from operations must be used to pay our interest expense and repay our indebtedness, which will reduce the funds that would otherwise be available to us for our operations and capital expenditures. Interest expense on our outstanding debt was approximately $44.8 million for the year ended December 31, 2002 including approximately $2.3 million of non-cash charges. As a result of the 2002 debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant. Approximately, 81% of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $365,000 per year in our interest expense assuming no change in our outstanding borrowings. In 2002, prior to the refinancing of our 2000 Facility, we entered into three interest rate swap contracts for an aggregate notional amount of $140 million in response to the requirements of our 2000 Facility. These interest rate swaps obligated us to pay a fixed LIBOR rate and entitled us to receive a variable LIBOR rate on an aggregate $140 million notional amount of debt thereby creating the equivalent of fixed rate debt until May 30, 2003. We structured these interest rate swap agreements to qualify for hedge accounting pursuant to the provisions of SFAS 133. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable rate credit facility obligations are reported as a component of stockholders' equity. These amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged credit facility obligation in the same period in which the related interest affects operations. These swap contracts were terminated when we refinanced the 2000 Facility, and accordingly, approximately $3.2 million of cost was charged to interest expense in 2002.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2002 approximately one-fifth of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. In the third quarter of 2002 we completed the 2002 Offering and used approximately $83.0 million of the net proceeds to redeem a portion of our 12 1/2% Senior Subordinated Notes. In the fourth quarter of 2002 we replaced our senior secured credit facility with a new facility consisting of a revolving credit facility due 2006 that is initially $50.0 million and can be increased to $70.0 million and a $290.0 million Term B Loan due 2008. (See "Liquidity, Capital Resources and Working Capital".)

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2002
Expected Maturity Date

	2003	2004	2005	2006	2007	There after	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$—	—	—	—	—	67,043	67,043	77,770
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$3,865	3,543	3,316	3,304	3,228	276,229	293,486	293,486
Average interest rate	5.73%	5.32%	4.98%	4.99%	4.97%	4.92%	4.94%

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

Notional Amount by Expected Maturity—Canadian Currency Hedge
December 31, 2002

	2003	2004	2005	2006	2007	There after	Total	Fair value
	(dollars in thousands)
Canadian currency hedge:
Notional U.S. $ amount	$27,440	2,725	—	—	—	—	30,165	352
Exchange rate	1.58	1.59	—	—	—	—	1.58	—

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K/A (Page)
Independent Auditors' Report	56
Consolidated Financial Statements:
Balance Sheets as of December 31, 2001 and 2002	57
Statements of Operations for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	58
Statements of Stockholders' Equity and Comprehensive Income (Loss) for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	59
Statements of Cash Flows for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002	60
Notes to Consolidated Financial Statements	62
Schedule:
II. Valuation and Qualifying Accounts	112

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

        As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

        As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002.

                        KPMG LLP

Short Hills, New Jersey
February 21, 2003, except for
Note 1 which is as of August 11, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002
(in thousands, except per share amounts)

	Restated 2001	Restated 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,649	34,929
Accounts receivable, net of allowance for doubtful accounts of $3,889 and $3,772 in 2001 and 2002, respectively	50,410	53,260
Inventories	19,547	20,535
Prepaid expenses, deposits and other current assets	15,537	22,654

Total current assets	98,143	131,378

Property and equipment, at cost	364,837	404,685
Less accumulated depreciation	168,049	203,819

Net property and equipment	196,788	200,866

Goodwill, net	179,099	183,770
Operating right, net	11,681	14,020
Other intangible assets, net	48,473	43,802
Other assets and investments	51,612	83,986

Total assets	$585,796	657,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$9,437	3,865
Accounts payable	26,632	23,888
Accrued liabilities	51,118	53,513
Interest payable	8,381	3,597

Total current liabilities	95,568	84,863

Deferred income taxes	16,250	25,207
Other long-term liabilities	23,440	22,318
Long-term debt, excluding current installments	430,298	356,664

Total liabilities	565,556	489,052

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,220 and 1,248 shares outstanding at December 31, 2001 and 2002, respectively	1,220	1,248
Series B preferred stock, par value $1.00 per share, 2 shares authorized, none and 1.238 shares outstanding at December 31, 2001 and 2002, respectively	—	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 41,203 and 59,375 shares outstanding at December 31, 2001 and 2002, respectively	412	594
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	275,510	384,927
Accumulated losses	(246,383)	(214,135)
Treasury stock, at cost	(135)	(3,539)
Accumulated other comprehensive loss	(10,384)	(326)

Total stockholders' equity	20,240	168,770

Total liabilities and stockholders' equity	$585,796	657,822

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands, except per share amounts)

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Operating revenues:
Services	$186,520	57,584	364,567	382,818
Sales	46,828	9,007	75,674	72,435

	233,348	66,591	440,241	455,253

Operating expenses (exclusive of depreciation and amortization shown below):
Services	126,601	39,592	231,285	221,038
Sales	29,299	5,547	47,158	47,412
Amortization of service contract software	1,765	517	4,366	4,930

	157,665	45,656	282,809	273,380

Total gross profit	75,683	20,935	157,432	181,873
Selling, general and administrative expenses	35,664	9,902	56,695	63,132
Depreciation and amortization	25,735	7,755	49,132	37,905

Operating income	14,284	3,278	51,605	80,836
Other (income) deductions:
Interest expense	31,231	8,790	50,363	44,842
Other (income) expense	(456)	(247)	37	636

	30,775	8,543	50,400	45,478

Income (loss) before income tax expense (benefit) and extraordinary items	(16,491)	(5,265)	1,205	35,358
Income tax expense (benefit)	1,603	(465)	6,067	(17,875)

Income (loss) before extraordinary items	(18,094)	(4,800)	(4,862)	53,233
Extraordinary items—early retirement of debt, net of income tax benefit	12,567	—	—	13,501

Net income (loss)	(30,661)	(4,800)	(4,862)	39,732
Convertible preferred stock paid-in-kind dividend	1,014	1,143	7,051	7,484

Net income (loss) available to common stockholders	$(31,675)	(5,943)	(11,913)	32,248

Basic and diluted net income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.52)	(0.15)	(0.30)	0.91

Diluted income (loss) before extraordinary items available to common stockholders	$(0.52)	(0.15)	(0.30)	0.66

Basic extraordinary items, net of tax benefit	$(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax benefit	$(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders	$(0.86)	(0.15)	(0.30)	0.64

Diluted net income (loss) available to common stockholders	$(0.86)	(0.15)	(0.30)	0.50

Weighted average number of shares used in per share calculations:
Basic shares	36,928	40,025	40,340	50,221

Diluted shares	36,928	40,025	40,340	80,151

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands)

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Common stock:
Beginning balance	$364	399	402	412
Issuance of Class A common stock, net of issuance expenses	—	—	—	144
Issuance of Class A common stock in stock options and warrant exercises	35	3	10	29
Issuance of Class A common stock on conversion of Series A and B preferred stock	—	—	—	9

Ending balance	399	402	412	594

Series A Convertible and Series B Preferred stock:
Beginning balance	—	1,132	1,149	1,220
Issuance of 1,128 shares of Series A convertible preferred stock, net of issuance expenses	1,128	—	—	—
Issuance of Series A convertible preferred stock as paid-in-kind dividend	4	17	71	74
Issuance of Series B preferred stock	—	—	—	1
Conversion of Series A and B preferred stock to Class A common stock	—	—	—	(46)

Ending balance	1,132	1,149	1,220	1,249

Additional paid-in capital:
Beginning balance	149,622	264,959	266,888	275,510
Issuance of Class A common stock, net of issuance expenses	1,079	188	1,070	96,336
Issuance of Series B preferred stock	—	—	—	(1)
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	—	—	—	37
Issuance of Series A convertible preferred stock, net of issuance expenses	105,673	1,698	6,979	7,410
Issuance and exercise of stock options and warrants	8,321	—	305	5,294
Deferred compensation	264	43	268	341

Ending balance	264,959	266,888	275,510	384,927

Accumulated losses:
Beginning balance	(196,852)	(228,527)	(234,470)	(246,383)
Net income (loss)	(30,661)	(4,800)	(4,862)	39,732
Convertible preferred stock paid-in-kind dividend	(1,014)	(1,143)	(7,051)	(7,484)

Ending balance	(228,527)	(234,470)	(246,383)	(214,135)

Treasury stock:
Beginning balance	(102)	(102)	(102)	(135)
Purchases of Class A common stock	—	—	(33)	(3,404)

Ending balance	(102)	(102)	(135)	(3,539)

Accumulated other comprehensive loss:
Beginning balance	(1,251)	(3,216)	(5,274)	(10,384)
Other comprehensive income (loss)	(1,965)	(2,058)	(5,110)	10,058

Ending balance	(3,216)	(5,274)	(10,384)	(326)

Total stockholders' equity	$34,645	28,593	20,240	168,770

Comprehensive income (loss):
Net income (loss)	$(30,661)	(4,800)	(4,862)	39,732
Other comprehensive income (loss):
Minimum pension liability adjustment	(5)	—	38	(2,261)
Foreign currency translation adjustment	(2,277)	1,611	(296)	4,758
Cash flow hedges	—	(2,364)	(7,816)	(1,193)
Reclassification adjustments for (gains)/losses reclassified into operations	—	(31)	2,962	8,654
Unrealized gain on investments	317	(1,274)	2	100

Other comprehensive income (loss)	(1,965)	(2,058)	(5,110)	10,058

Comprehensive income (loss)	$(32,626)	(6,858)	(9,972)	49,790

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, 2000, the Two Months Ended December 31, 2000,
and the Years Ended December 31, 2001 and 2002
(in thousands)

		Two Months Ended	Years Ended
	Year Ended October 31,	December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Cash flows from operating activities:
Net income (loss)	$(30,661)	(4,800)	(4,862)	39,732

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,500	8,272	53,498	42,835
Change in deferred income taxes, net of effects of businesses acquired	120	(1,089)	4,177	(24,984)
Non-cash interest expense	8,735	384	2,435	2,298
Extraordinary items, net of income tax benefit	12,567	—	—	13,501
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,605	(1,621)	4,030	358
Inventories	4,681	(2,722)	7,707	8
Accounts payable	(4,351)	4,601	(533)	(4,206)
Accrued liabilities	764	(2,915)	(5,620)	(3,383)
Other	(2,552)	1,918	1,579	3,695

Total adjustments	56,069	6,828	67,273	30,122

Net cash provided by operating activities	25,408	2,028	62,411	69,854

Cash flows from investing activities:
Capital expenditures	(6,131)	(3,301)	(7,398)	(15,880)
Wagering systems expenditures	(28,915)	(2,802)	(39,095)	(15,137)
Change in other assets and liabilities	(6,195)	(2,419)	(9,591)	(14,131)
Business acquisitions, net of cash acquired	(316,242)	—	—	(4,104)

Net cash used in investing activities	(357,483)	(8,522)	(56,084)	(49,252)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	11,250	(2,250)	5,750	(14,750)
Proceeds from issuance of long-term debt	442,522	—	—	291,335
Payments on long-term debt	(201,362)	(1,324)	(6,573)	(357,463)
Payment of financing fees	(16,792)	—	—	(17,531)
Net proceeds from issuance of common stock	1,114	202	1,046	98,398
Net proceeds from issuance of convertible preferred stock	106,378	—	—	—

Net cash provided by (used in) financing activities	343,110	(3,372)	223	(11)

Effect of exchange rate changes on cash	(794)	1,046	(389)	1,689

Increase (decrease) in cash and cash equivalents	10,241	(8,820)	6,161	22,280
Cash and cash equivalents, beginning of period	5,067	15,308	6,488	12,649

Cash and cash equivalents, end of period	$15,308	6,488	12,649	34,929

See accompanying notes to consolidated financial statements.

Non-cash investing and financing activities

        For the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002

        See Notes 11, 12 and 14 for a description of the write-off of deferred financing fees, capital lease transactions and the issuance of common stock warrants to the Company's financial advisors in connection with their services in 2000.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(1)   Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax benefit, in the form of a net operating loss carryforward ("NOL"), recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000. As a result: (i) deferred tax benefits recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax benefits recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL. In addition, the Company's restated income tax expense for the first quarter of fiscal 2002, reflects a charge of $9,790 as a result of the adoption of SFAS 142, which caused the Company to reduce the recorded amount of its NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, the Company has amended and restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000 and the years ended December 31, 2001 and 2002. Conforming changes reflecting these revisions have been made in the Company's Summary of Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        The effects of this restatement on previously reported consolidated financial statements for each of the periods from October 31, 2000 to December 31, 2002 are summarized below. The balance sheet data for

October 31, 2000 and December 31, 2000 is included in the presentation so as to include herein all periods affected by the restatement.

	October 31, 2000		December 31, 2000		December 31, 2001		December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Goodwill, net	$156,557	117,791	157,591	119,151	195,255	179,099	199,926	183,770
Total assets	647,215	608,449	636,967	598,527	601,952	585,796	673,978	657,822
Deferred income taxes	60,834	21,742	59,261	20,381	28,568	16,250	25,207	25,207
Accumulated losses	(228,853)	(228,527)	(234,910)	(234,470)	(242,545)	(246,383)	(197,979)	(214,135)
Total stockholders' equity	34,319	34,645	28,153	28,593	24,078	20,240	184,926	168,770
Total liabilities and stockholders' equity	$647,215	608,449	636,967	598,527	601,952	585,796	673,978	657,822

	Year Ended October 31, 2000		Two Months Ended December 31, 2000		Year Ended December 31, 2001		Year Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Statement of Operations Data:
Depreciation and amortization	$26,061	25,735	8,081	7,755	50,843	49,132	37,905	37,905
Operating Income	13,958	14,284	2,952	3,278	49,894	51,605	80,836	80,836
Income (loss) before income tax expense (benefit) and extraordinary items	(16,817)	(16,491)	(5,591)	(5,265)	(506)	1,205	35,358	35,358
Income tax expense (benefit)	1,603	1,603	(677)	(465)	78	6,067	(30,193)	(17,875)
Income (loss) before extraordinary items	(18,420)	(18,094)	(4,914)	(4,800)	(584)	(4,862)	65,551	53,233
Net income (loss)	(30,987)	(30,661)	(4,914)	(4,800)	(584)	(4,862)	52,050	39,732
Net income (loss) available to common stockholders	$(32,001)	(31,675)	(6,057)	(5,943)	(7,635)	(11,913)	44,566	32,248

Basic and diluted net income (loss) per share:
Basic income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.52)	(0.15)	(0.15)	(0.19)	(0.30)	1.16	0.91

Diluted income (loss) before extraordinary items available to common stockholders	$(0.53)	(0.52)	(0.15)	(0.15)	(0.19)	(0.30)	0.82	0.66

Basic net income (loss) available to common stockholders	$(0.87)	(0.86)	(0.15)	(0.15)	(0.19)	(0.30)	0.89	0.64

Diluted net income (loss) available to common stockholders	$(0.87)	(0.86)	(0.15)	(0.15)	(0.19)	(0.30)	0.65	0.50

Weighted average number of shares used in per share calculations:
Basic Shares	36,928	36,928	40,025	40,025	40,340	40,340	50,221	50,221

Diluted Shares	36,928	36,928	40,025	40,025	40,340	40,340	80,151	80,151

(2)   Description of the Business and Summary of Significant Accounting Policies

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

  (g) Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, Business Combinations ("SFAS 141"), and Statement 142, Goodwill and Other Intangible Assets ("SFAS 142"), and in August 2001 the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS 142 requires, commencing January 1, 2002, that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be evaluated for impairment on an annual basis. SFAS 144 requires that intangible assets with definite useful lives continue to be amortized over their useful lives, but be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company adopted these statements upon issuance, thus all amortization related to goodwill and intangible assets with indefinite useful lives ceased as of January 1, 2002. The Company performs the impairment tests for goodwill and intangible assets with indefinite useful lives on an annual basis at the end of its fiscal year. (see Note 7).

  (h) Other Assets and Investments

        The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products and for use in its wagering service contracts that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. These capitalized costs are amortized on the straight-line basis over their useful lives. The Company adopted the provisions of SFAS 141, 142, and 144 upon issuance by the FASB and has performed an evaluation of the assets that have been acquired in prior business combinations. Certain reclassifications have been made to comply with the provisions of the new Statements. As a result, amortization of certain reclassified intangible assets has been ceased. In accordance with the new Statements, an evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. See Note 7 for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

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

        Pro forma net income (loss) and income (loss) per basic and diluted share were:

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Net income (loss) available to common stockholders as reported	$(31,675)	(5,943)	(11,913)	32,248
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2,263)	(313)	(2,611)	(2,630)

Pro forma net income (loss) available to common stockholders	$(33,938)	(6,256)	(14,524)	29,618

Net income (loss) available to common stockholders per basic share:
As reported	$(0.86)	(0.15)	(0.30)	0.64

Pro forma	$(0.92)	(0.16)	(0.36)	0.59

Net income (loss) available to common stockholders per diluted share:
As reported	$(0.86)	(0.15)	(0.30)	0.50

Pro forma	$(0.92)	(0.16)	(0.36)	0.46

(1)
The amounts for year 2002 are net of income tax benefit. No adjustments were made for income tax benefit in prior periods as the Company had only recognized tax benefits of prior period operating losses to the extent such losses would be offset by net taxable temporary differences expected to reverse during the carryforward period.

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $3.44 in fiscal 2000, $4.72 in fiscal 2001 and $6.75 in fiscal 2002 and the following weighted average assumptions: risk-free interest rate of 6.3% for fiscal 2000, 4.9% for fiscal 2001, and 4.2% for fiscal 2002; expected option life of 7.0 years for fiscal 2000, 2001 and 2002; volatility of 55% for fiscal 2000, 76% for fiscal 2001 and 74% for fiscal 2002: and no dividend yield in any year. The average fair values of options granted during fiscal years 2000, 2001, and 2002 were $2.15, $3.48 and $4.82, respectively.

  (n) Financial Statement Preparation

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, and income and other taxes. Actual results could differ from estimates.

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

  (p) Derivative Instruments and Hedging Activities

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000 the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and SFAS 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS 133 and SFAS 138 on November 1, 2000.

        The Company's principal derivative instruments in 2001 were interest rate swaps which allowed the Company to reduce its exposure to variability in interest payments due to changes in interest rates on its variable rate, long-term debt obligations. These interest rate swaps were cancelled in connection with the December 2002 debt refinancing (see Note 10). During 2002, the Company entered into several derivative contracts to hedge part of the Company's foreign currency exposure with respect to future cash receipts under a contract with the Ontario Lottery Commission. These derivative instruments have been designated as cash flow hedges and recorded on the balance sheet at their respective fair values as prescribed by SFAS 133 and 138.

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

        Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedge item. Changes in the fair value of derivative trading instruments are reported in current-period operations.

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

(3)    Basic Income (Loss) Per Common Share and Diluted Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2002, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units (representing shares of deferred stock), and Series A convertible preferred stock which could potentially dilute basic earnings per share in the future (see Notes 14 and 15).

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) available to common stockholders per common share for the year ended

October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002:

		Two Months Ended
			Years Ended
	Year Ended October 31,
		December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Income (loss) (numerator)
Net income (loss) available to common stockholders	$(31,675)	(5,943)	(11,913)	32,248
Add back extraordinary items, net of tax benefit	12,567	—	—	13,501

Income (loss) before extraordinary items available to common stockholders (basic)	(19,108)	(5,943)	(11,913)	45,749
Add back preferred stock paid-in-kind dividend (1)	—	—	—	7,484

Income (loss) before extraordinary items and preferred stock dividend available to common stockholders (diluted)	$(19,108)	(5,943)	(11,913)	53,233

Extraordinary items, net of tax benefit (basic and diluted)	$12,567	—	—	13,501

Net income (loss) after extraordinary items available to common stockholders (basic)	$(31,675)	(5,943)	(11,913)	32,248
Add back preferred stock paid-in-kind dividend (1)	—	—	—	7,484

Net income (loss) after extraordinary items without preferred stock dividend available to common stockholders (diluted)	$(31,675)	(5,943)	(11,913)	39,732

Shares (denominator)
Basic weighted average common shares outstanding	36,928	40,025	40,340	50,221
Effect of diluted securities—stock options, convertible preferred shares and deferred shares (2)(3)	—	—	—	29,930

Diluted weighted average common shares outstanding	36,928	40,025	40,340	80,151

Basic and Diluted per share amounts
Basic income (loss) before extraordinary items available to common stockholders	$(0.52)	(0.15)	(0.30)	0.91

Diluted income (loss) before extraordinary items available to common stockholders (2)(3)	$(0.52)	(0.15)	(0.30)	0.66

Basic extraordinary items, net of tax benefit	$(0.34)	—	—	(0.27)

Diluted extraordinary items, net of tax benefit (3)	$(0.34)	—	—	(0.17)

Basic net income (loss) available to common stockholders	$(0.86)	(0.15)	(0.30)	0.64

Diluted net income (loss) available to common stockholders (3)	$(0.86)	(0.15)	(0.30)	0.50

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

(4)    Acquisitions

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

        On September 6, 2000, the Company completed the acquisition of Scientific Games Holdings Corp. ("SGHC"), a world-leading supplier of lottery products, integrated lottery systems and support services, and pre-paid telephone cards. The acquisition was completed through a merger in which SGHC became a wholly-owned subsidiary of the Company, at a cost of approximately $308,000 in aggregate merger consideration to SGHC stockholders, plus related fees and expenses. The acquisition was recorded using the purchase method of accounting. The acquired assets and liabilities were recorded at their preliminarily estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired, including the recorded amount of the Company's NOL of $39,100, was preliminarily estimated at $115,200, subject to finalization, and has been recorded as goodwill which is being amortized over 20 years.

        The SGHC acquisition and the refinancing of substantially all existing debt of both the Company and SGHC, along with the payment of certain related fees and expenses, was completed with funds provided by: (1) proceeds from the issuance of $150,000 principal amount of the Company's 12 1/2% Senior Subordinated Notes due August 15, 2010; (2) $280,000 of Term B Loan borrowings under the terms of the 2000 Facility; (3) $2,987 of borrowings under the revolving credit portion of the 2000 Facility; (4) $4,805 of cash on hand; and (5) $110,000 of gross proceeds from the sale of new convertible preferred stock (see Notes 10 and 14).

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

        The Company has accounted for the reclassification of the intangible assets, including capitalized software, and related deferred income taxes as a change in estimate, and accordingly has reduced capitalized software by $9,825, patents by $13,901 and customer lists by $50,144 having estimated useful lives of 10, 15 and 20 years, respectively. In addition, as a result of the reclassification of the intangible assets, the Company has reduced the initial recorded value of its NOL from $39,100 to $18,520 to reflect the reduction in net taxable temporary differences that are now expected to reverse during the NOL carryforward period. Accordingly, the accompanying consolidated balance sheet at December 31, 2001 and the consolidated statement of operations for the period subsequent to the date of reclassification have been adjusted to reflect the reclassification and the resulting affect on operations. Had the reclassification been made at the beginning of the current year, the positive effect on net income for the period through the date of reclassification would not have been material.

        The following table presents unaudited pro forma results of operations as if the SGHC acquisition and related financing transactions had occurred at the beginning of the period presented after giving effect to certain adjustments, including amortization of goodwill and other identifiable intangible assets, additional depreciation expense, increased interest expense, convertible preferred stock dividends and related income tax effects. These unaudited pro forma results include amortization and deferred tax benefit computations based on the estimated identifiable intangible assets and related deferred income tax amounts recorded prior to the reclassifications made in the third quarter of 2001, described above, because such reclassifications would not have had a material effect on the pro forma results. Additionally, these unaudited pro forma results were presented using then current generally accepted accounting principles. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 became effective immediately and SFAS 142, became effective for the Company on January 1, 2002, which changed the accounting and reporting for goodwill and intangible assets. Consequently, beginning January 1, 2002, amortization of goodwill and intangibles with indefinite lives ceased.

        These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the Company's previous fiscal years ended October 31, 1999 and 2000, or the results that may occur in the future.

	Years Ended October 31,
	Restated 1999	Restated 2000
	(unaudited)
Operating revenues	$439,811	437,073
Operating income	40,158	29,847
Loss before income tax expense and extraordinary items	(8,129)	(18,038)
Net loss	(11,783)	(22,051)
Convertible preferred stock dividend	(6,765)	(6,765)

Net loss available to common stockholders	$(18,548)	(28,816)

Basic and diluted net loss per share	$(0.33)	(0.60)

Basic and diluted net loss per share available to common stockholders	$(0.51)	(0.78)

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

(5)    Inventories

        Inventories consist of the following:

	December 31,
	2001	2002
Parts and work-in-process	$10,130	10,850
Finished goods	9,417	9,685

	$19,547	20,535

        Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment (see Note 6).

(6)    Property and Equipment

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

        Cost for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation of the costs.

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

        In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 require that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value, to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

        The Company had unamortized goodwill of approximately $179,099 and unamortized identifiable intangible assets of approximately $60,154 at December 31, 2001, all of which were subject to the transition provisions of SFAS 141 and SFAS 142. In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate its Connecticut OTBs and its trade name with net carrying amounts of approximately $11,681 and $30,082, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. As a result of adoption of SFAS 142, the Company also reduced the recognized amount of its NOL from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002. The Company also evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company completed its initial impairment review of intangible assets with indefinite useful lives during the second quarter of 2002 with no material adjustments to the December 31, 2001 balances for these assets. The Company completed its initial impairment review of goodwill during the second quarter of 2002 with no material adjustments to the December 31, 2001 balances for this asset. The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The Company completed its annual impairment test with no adjustment to the carrying value of its intangible assets with indefinite useful lives and goodwill as of December 31, 2002. The Company has determined its reporting units to be the same as its reportable segments, and all assets including goodwill have been allocated to the reporting units.

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

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2001
Amortizable intangible assets:
Patents	15	$915	94	821
Customer lists	14	14,600	2,313	12,287
Employee work force	5	7,200	1,917	5,283
Trade name	20	32,200	2,118	30,082
Connecticut off-track betting system operating right	20	20,000	8,319	11,681

Total intangible assets		$74,915	14,761	60,154

Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288

		19,025	5,305	13,720

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$73,564	15,742	57,822

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

Goodwill	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Balance at December 31, 2001	$176,502	2,597	—	—	179,099
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Record the goodwill acquired in the acquisition of a majority interest in SERCHI	3,611	—	—	—	3,611

Balance at December 31, 2002	$183,283	487	—	—	183,770

        The following table compares pro forma net income (loss) available to common stockholders for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31,

2001 and 2002, adjusted to reflect the adoption of SFAS 142 on November 1, 1999, to the reported net income for the year ended December 31, 2002:

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
	Pro Forma	Pro Forma	Pro Forma	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss) before extraordinary item	$(15,360)	(3,335)	5,251	53,233

Adjusted income (loss) before extraordinary item available to common stockholders	$(16,374)	(4,478)	(1,800)	45,749

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,478)	(1,800)	32,248

Adjusted earnings per share amounts—basic and diluted:
Adjusted income before extraordinary item per share available to common stockholders:
Basic	$(0.44)	(0.11)	(0.04)	0.91

Diluted	$(0.44)	(0.11)	(0.04)	0.66

Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.78)	(0.11)	(0.04)	0.64

Diluted	$(0.78)	(0.11)	(0.04)	0.50

Shares used in calculating adjusted per share amounts:
Basic	36,928	40,025	40,340	50,221

Diluted	36,928	40,025	45,412	80,151

Reconciliation of reported net income to adjusted net income (loss):
Reported net income (loss) available to common stockholders	$(31,675)	(5,943)	(11,913)	32,248
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	2,734	1,465	10,113	—

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,478)	(1,800)	32,248

(8)   Other Assets and Investments

        Other assets and investments, (net) consist of the following:

	December 31,
	2001	2002
Software systems development costs	$25,265	28,736
Deferred financing costs	14,899	7,786
Deferred tax asset	—	33,142
Other assets	11,448	14,322

	$51,612	83,986

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

(9)   Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2001	2002
Compensation and benefits	$15,781	20,393
Customer advances	1,948	8,376
Accrued income taxes	4,553	2,418
Taxes, other than income	2,372	2,625
Accrued acquisition costs	909	—
Accrued contract costs	6,859	1,826
Other	18,696	17,875

	$51,118	53,513

(10) Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2001	2002
12 1/2% Series B Senior Subordinated Notes due 2010	$150,000	67,043
2000 Term A loan with varying interest rate due 2006	55,500	—
2000 Term B loan with varying interest rate due 2007	217,250	—
2002 Term B loan with varying interest rate due 2008	—	290,000
2000 Revolving credit facility with varying interest rate due September 2006	14,750	—
2002 Revolving credit facility with varying interest rate due September 2006	—	—
Capital lease obligations, payable monthly through October 2005 interest from 5.8% to 15.0%	165	567
Various loans and bank facilities, interest from 4.75% to 14.76%	2,070	2,919

Total long-term debt	439,735	360,529
Less current installments	9,437	3,865

Long-term debt, excluding current installments	$430,298	356,664

        On December 19, 2002, the Company entered into a new $340,000 senior credit facility (the "2002 Facility") and refinanced all of the then outstanding obligations under the existing 2000 Facility. The 2002 Facility consists of: (a) a $50,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the "2002 Revolver"), which matures in September 2006 with interest at the Base Rate (as defined in the credit agreement governing the 2002 Facility) plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid and (b) a $290,000 term loan (the "2002 Term B Loan") which matures in December 2008 with interest at the Base Rate plus a margin of 2.50% per annum, or at the rate of LIBOR plus 3.50% per annum. The 2002 Facility contains provisions permitting the 2002 Revolver to be increased up to $70,000 at any time prior to December 19, 2004, provided that no Default or Event of Default has occurred and is continuing. The 2002 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its wholly-owned domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect wholly-owned domestic subsidiaries and 65% of the capital stock of all of the wholly-owned first-tier foreign subsidiaries of the Company and (iii) all inter-company indebtedness owing between the Company and its wholly-owned domestic subsidiaries. The 2002 Facility is supported by guarantees provided by all of the Company's direct and indirect wholly-owned domestic subsidiaries.

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

        The Notes bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001. The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2002 Facility. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (see Note 25). The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively. The

Notes mature August 15, 2010. The indenture governing the Notes contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

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

        In the third quarter of 2002, the Company sold approximately 14,400 shares of its Class A Common Stock (the "2002 Offering") and used the net proceeds to redeem approximately $82,957 of the Notes. In connection with this redemption, the Company paid the noteholders redemption premiums aggregating approximately $11,172 and paid the term loan lenders and banks related fees of approximately $1,103, to amend the 2000 Facility to permit the Company to use the majority of the net proceeds from the 2002 Offering to redeem the subordinated debt rather than pay down the 2000 Facility. In November 2002, the Company used approximately $1,741 of the remaining proceeds to make mandatory repayments of the 2000 Term A and 2000 Term B loans. Following the mandatory repayment of the 2000 Facility, there was $50,022 outstanding under the 2000 Term A loans and $214,837 outstanding under the 2000 Term B loans.

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

(11) Extraordinary Items

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

(12) Commitments

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

(13) Fair Value of Financial Instruments

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

        The Company believes that the fair value of the Notes approximated $165,000 and $77,770 at December 31, 2001 and 2002, respectively, based on reference to dealer markets and global market prices. The 2000 Term A Loan and 2000 Term B Loan and 2000 Facility were refinanced during 2002 and therefore have zero values at December 31, 2002. The 2002 Term B Loan and 2002 Facility borrowings approximate their recorded values (see Note 10), respectively, based on their respective variable rates and currently available terms and conditions for similar debt at December 31, 2002.

(14) Capital Stock

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

        The Series A Preferred Stock is convertible into the Company's common stock at prices of: (a) $4.63 per share if the average 30 day per share closing market price (AMP) is less than $4.63 per share; (b) current market price per share if AMP is between $4.63 and $5.09 per share; (c) $5.10 per share if AMP is between $5.10 and $8.93 per share and; (d) $5.56 per share if AMP is higher than $8.93 per share. The Series A Preferred Stock pays dividends at the rate of 6% per annum (payable in kind in additional shares or, at the Company's option, in cash) and will mature and become mandatorily convertible into common stock on September 6, 2005. The holders of Series A Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Series A Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Series A Preferred Stock is subject to certain customary anti-dilution provisions. In addition, the holders of Series A Preferred Stock have the right to elect up to four members of the Company's Board of Directors (and to elect three additional Directors in the event of certain defaults by the Company). The Series A Preferred Stock has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

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

        For the period from the date of issue through October 31, 2000, the two months ended December 31, 2000 and for the years ended December 31, 2001 and 2002, the Company issued approximately 32, 17, 71 and 74 shares of Series A Preferred Stock, respectively, in connection with payment of the paid-in-kind dividends on such stock and as partial payment of a placement agent fee. For the year ended October 31, 2000, the Company recorded preferred stock dividends of $1,014; for the two months ended December 31, 2000, the Company recorded preferred stock dividends of $1,143; for the year ended December 31, 2001, the Company recorded preferred stock dividends of $7,051 and; for the year ended December 31, 2002, the Company recorded preferred stock dividends of $7,484. There were no unpaid dividends at December 31, 2002. Preferred stock dividends have been deducted in determining the amount of the net income (loss) available to common stockholders in the consolidated statements of operations.

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

        In July 2002, the Company completed the public offering and sale of 14,375 shares of its Class A Common Stock at a price of $7.25 per share, and used the net proceeds of approximately $98,400 (prior to deducting underwriting discounts, commissions and offering expenses), to redeem approximately $82,957 of its 12 1/2% Senior Subordinated Notes (see Note 10).

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

Employee Stock Purchase Plan

        In 2002, the Company adopted, and its stockholders approved, the Scientific Games Corporation 2002 Employee Stock Purchase Plan (the "ESPP") and reserved 1,000 shares of the Company's Class A Common Stock for issuance under the ESPP. The purchase price of the Common Stock issued pursuant to the exercise of an option under the ESPP will equal 85% of the fair market value of the Common Stock on (i) the first day of the offering period, or (ii) the last day of the offering period, whichever is less. The number of shares of Common Stock a participant purchases in each offering period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that offering period by the purchase price. The first offering period of the ESPP began in January 2003.

(15) Stock Options

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

(16) Service Contract Arrangements

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

(17) Export Sales and Major Customers

        Sales to foreign customers amounted to $41,389, $1,532, $45,891 and $28,580 in the year ended October 31, 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002, respectively. No single customer represented more than 10% of revenues during the year ended December 31, 2002.

(18) Pension Plans

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

        In September 2000, the Company adopted a Supplemental Executive Retirement Plan, or "SERP," in order to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's years of service with the

Company and average rate of compensation. The net cost for the Company's defined benefit plans consisted of the following components:

	Pension Benefits
	U.S. Plan		U.K. Plan		SERP Plan
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Change in benefit obligation
Benefit obligation at beginning of period	$1,921	$2,102	$13,926	$14,246	$4,567	$5,320
Service cost	105	131	1,092	950	411	442
Interest cost	132	155	917	982	342	399
Participant contributions	—	—	597	805	—	—
Amendments	—	179	—	—	—	699
Actuarial (gain) loss	(3)	184	(1,995)	3,670	—	524
Benefits paid	(53)	(61)	(291)	(241)	—	—
Other, principally foreign exchange	—	—	—	1,400	—	—

Benefit obligation at end of period	2,102	2,690	14,246	21,812	5,320	7,384

Change in plan assets
Fair value of plan assets at beginning of period	1,691	1,924	13,623	13,041	—	—
Actual gain (loss) on plan assets	86	61	(2,111)	(2,543)	—	—
Employer contributions	200	224	1,223	1,706	—	—
Plan participant contributions	—	—	597	805	—	—
Benefits paid	(53)	(61)	(291)	(241)	—	—
Other, principally foreign exchange	—	—	—	1,286	—	—

Fair value of plan assets at end of period	1,924	2,148	13,041	14,054	—	—

Funded status	(178)	(542)	(1,205)	(7,758)	(5,320)	(7,384)
Unrecognized actuarial loss	546	812	1,729	9,288	—	524
Unrecognized prior service cost	104	261	—	—	3,919	4,164
Unrecognized net transition obligation	23	17	—	—	—	—

Net asset (liability) amount recognized	$495	548	524	1,530	(1,401)	(2,696)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(673)	(542)	—	—	(3,903)	(5,919)
Intangible asset	104	261	—	3,477	2,502	3,223
Accumulated other comprehensive income	569	281	—	(3,477)	—	—
Prepaid pension cost	495	548	524	1,530	—	—

Net amount recognized	$495	548	524	1,530	(1,401)	(2,696)

	Pension Benefits
	U.S. Plan		U.K. Plan		SERP Plan
	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002
Weighted-average assumptions:
Discount rate	7.000%	6.500%	6.250%	5.750%	7.500%	6.750%
Expected return on plan assets	8.000%	6.500%	8.500%	8.000%	None	None
Rate of compensation	None	None	3.250%	2.500%	4.000%	4.000%

	Pension Benefits
	U.S. Plan			U.K. Plan			SERP Plan
	December 31,			December 31,			December 31,
	2000	2001	2002	2000	2001	2002	2000	2001	2002
Components of net periodic benefit cost:
Service cost	$17	105	131	209	1,092	950	64	411	442
Interest cost	22	132	155	164	917	982	54	342	399
Expected return on plan assets	(22)	(142)	(161)	(179)	(1,063)	(1,304)	—	—	—
Actuarial loss	—	—	—	—	—	129	—	—	—
Net amortization and deferral	7	36	45	—	160	—	75	457	—
Amortization of prior service costs	—	—	—	—	—	—	—	—	454

Net periodic cost	$24	131	170	194	1,106	757	193	1,210	1,295

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

(19) Income Tax Expense

        The consolidated income (loss) before income tax expense and extraordinary items, by domestic and foreign source, is as follows:

		Two Months Ended	Years Ended
	Year Ended October 31,	December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Domestic	$(14,162)	(6,920)	(12,350)	21,055
Foreign	(2,329)	1,655	13,555	14,303

Consolidated income (loss) before income tax expense and extraordinary items	$(16,491)	(5,265)	1,205	35,358

Income tax expense (benefit) consists of:

	Current	Restated Deferred	Restated Total
Year Ended October 31, 2000
- Federal	$—	—	—
- Foreign	1,079	143	1,222
- State	381	—	381

- Total	$1,460	143	1,603

Two Months Ended December 31, 2000
- Federal	$—	(1,129)	(1,129)
- Foreign	664	—	664
- State	—	—	—

- Total	$664	(1,129)	(465)

Year Ended December 31, 2001
- Federal	$(499)	2,272	1,773
- Foreign	3,496	498	3,994
- State	672	(372)	300

- Total.	$3,669	2,398	6,067

Year Ended December 31, 2002
- Federal	$—	(20,909)	(20,909)
- Foreign	5,069	(427)	4,642
- State	775	(2,383)	(1,608)

- Total	$5,844	(23,719)	(17,875)

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability (asset) relate to the following:

	December 31,
	Restated 2001	2002
Net Deferred Tax Liability
Accrued vacation	$(897)	(754)
Inventory	(2,516)	(2,726)
Accrued litigation expenses	(1,366)	(828)
Other accrued liabilities	(1,077)	(825)
Reserve for doubtful accounts	(893)	(715)

Current deferred tax asset	(6,749)	(5,848)

Prepaid expense	141	300
Deferred costs	3,235	3,155

Current deferred tax liability	3,376	3,455

Intangible assets-difference in basis and amortization periods	23,318	22,806
Property and equipment-differences in basis and depreciation methods	13,332	10,926
Interest charge, Domestic International Sales Corp	6,741	6,493

Noncurrent deferred tax liability, net	43,391	40,225

Net operating loss carryforward	(59,093)	(60,701)
Accumulated other comprehensive income items	(3,509)	(1,323)
Deferred compensation	(1,134)	(1,702)
Partnership investments	(353)	(273)
Foreign tax credits	—	(1,600)
Alternative minimum tax credits	(221)	(221)
Research and experimentation credits	(32)	(32)

Noncurrent deferred tax asset	(64,342)	(65,852)

Valuation allowance	40,574	8,992

Noncurrent deferred tax asset, net	(23,768)	(56,860)

Noncurrent deferred tax liability (asset)	19,623	(16,635)

Net deferred tax liability (asset) on balance sheet	$16,250	(19,028)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current deferred tax asset	$—	(11,093)
Non-current deferred tax asset	—	(33,142)
Non-current deferred tax liability	16,250	25,207

Net deferred tax liability (asset) on balance sheet	$16,250	(19,028)

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

        The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate rate to income (loss) before income tax expense and extraordinary item) as follows:

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	Restated 2000	Restated 2000	Restated 2001	Restated 2002
Statutory U.S. federal income tax rate	34%	34%	34%	35%
Computed "expected" tax expense (benefit)	$(5,607)	(1,790)	410	12,375
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	4,924	653	3,961	(30,110)
State income tax expense	—	—	300	1,381
Foreign tax differential	2,014	101	(615)	(1,928)
Non deductible goodwill amortization and other	—	489	2,272	—
Other, net	272	82	(261)	407

	$1,603	(465)	6,067	(17,875)

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

        The net changes in the valuation allowance for deferred tax assets for the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 were an increase of $615, an increase of $24,863 and a decrease of $31,582, respectively.

        The Company has a history of losses, which have generated sizable net operating loss carryforwards for both state and federal tax purposes. Prior to 2001, the Company did not recognize any income tax benefits from these losses in excess of the amount of net taxable temporary differences that were expected to reverse during the carryforward period because the Company was not able to demonstrate that it was more likely than not that it would generate sufficient taxable income in the future to utilize some or all of these net operating losses, and, accordingly, the Company recorded a valuation allowance offsetting its deferred tax asset associated with these net operating losses. Because of improved financial results in 2002 and anticipated taxable income in 2003 and beyond, the Company now believes that it is more likely than not that it will utilize the prior tax losses to offset future taxable income considering the annual limitation of $7,500 imposed as described above. As a result, the Company recorded a deferred tax asset in the fourth quarter of 2002 of approximately $41,900 by reducing the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations of approximately $32,900 and an income tax benefit as an offset against the extraordinary charges of approximately $9,000.

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

(20) Business and Geographic Segments

        Business segments are defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

        The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002. In addition, unaudited pro forma segment information for the year ended December 31, 2000, as though SGHC had been acquired on January 1, 2000, has been included to aid in the year over year analysis. Operating revenues are allocated among geographic segments based on where the customer is located. Gross profit excludes depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in

Note 2. Corporate expenses, including depreciation and amortization, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended October 31, 2000
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications/ SJC Video Group	Restated Totals
Service revenues	$43,219	81,563	61,411	327	186,520
Sales revenues	21,161	19,678	—	5,989	46,828

Total revenues	64,380	101,241	61,411	6,316	233,348

Cost of service	32,056	49,592	44,626	327	126,601
Cost of sales	15,188	10,764	—	3,347	29,299
Amortization of service contract software	628	1,137	—	—	1,765

Total operating expenses	47,872	61,493	44,626	3,674	157,665

Gross profit	16,508	39,748	16,785	2,642	75,683
Selling, general and administrative expenses	4,903	12,515	2,875	1,799	22,092
Depreciation and amortization	6,792	15,700	2,830	216	25,538

Segment operating income	4,813	11,533	11,080	627	28,053

Unallocated corporate selling, general and administrative costs					13,769

Consolidated operating income					$14,284

Assets at October 31, 2000	$311,601	227,049	34,207	35,592	608,449

Capital and wagering systems expenditures	$11,306	20,851	2,373	516	35,046

	Two Months Ended December 31, 2000
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Service revenues	$36,630	11,680	9,274	—	57,584
Sales revenues	—	1,805	—	7,202	9,007

Total revenues	36,630	13,485	9,274	7,202	66,591

Cost of service	25,351	7,481	6,760	—	39,592
Cost of sales	3	1,312	—	4,232	5,547
Amortization of service contract software	230	287	—	—	517

Total operating expenses	25,584	9,080	6,760	4,232	45,656

Gross profit	11,046	4,405	2,514	2,970	20,935
Selling, general and administrative expenses	3,767	2,336	499	430	7,032
Depreciation and amortization	4,753	2,254	427	286	7,720

Segment operating income (loss)	2,526	(185)	1,588	2,254	6,183

Unallocated corporate selling, general and administrative costs					2,905

Consolidated operating income					$3,278

Assets at December 31, 2000	$291,698	235,016	34,055	37,758	598,527

Capital and wagering systems expenditures	$1,694	2,354	316	1,739	6,103

	Pro Forma Year Ended December 31, 2000 (Unaudited)
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications/ SJC Video Group	Restated Totals
Service revenues	$199,692	79,776	61,987	—	341,455
Sales revenues	26,973	16,583	—	39,646	83,202

Total revenues	226,665	96,359	61,987	39,646	424,657

Cost of service	136,464	47,413	44,937	—	228,814
Cost of sales	19,908	8,894	—	22,705	51,507
Amortization of service contract software	1,218	1,137	—	—	2,355

Total operating expenses	157,590	57,444	44,937	22,705	282,676

Gross profit	69,075	38,915	17,050	16,941	141,981
Selling, general and administrative expenses	33,864	12,869	2,914	5,601	55,248
Depreciation and amortization	27,239	15,762	2,802	1,633	47,436

Segment operating income	7,972	10,284	11,334	9,707	39,297

Unallocated corporate selling, general and administrative costs					14,892

Consolidated operating income					$24,405

Assets at December 31, 2000	$291,698	235,016	34,055	37,758	598,527

	Year Ended December 31, 2001
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative expenses	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	32,217	12,131	2,674	1,804	48,826

Segment operating income	27,210	15,323	12,434	9,706	64,673

Unallocated corporate selling, general and administrative costs					13,068

Consolidated operating income					$51,605

Assets at December 31, 2001	$289,971	226,650	32,977	36,198	585,796

Capital and wagering systems expenditures	$39,756	3,721	1,169	1,847	46,493

	Year Ended December 31, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Totals
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs					18,766

Consolidated operating income					$80,836

Assets at December 31, 2002	$293,385	279,468	38,634	46,335	657,822

Capital and wagering systems expenditures	$19,065	8,344	2,153	1,455	31,017

        The following table provides a reconciliation of segment operating income to the consolidated income (loss) before income tax expense and extraordinary items for each period:

	Year Ended October 31,	Two Months Ended December 31,	Unaudited Pro Forma Year Ended December 31,	Years Ended December 31,
	Restated 2000	Restated 2000	Restated 2000	Restated 2001	2002
Reportable segment operating income	$28,053	6,183	39,297	64,673	99,602
Unallocated corporate expense	(13,769)	(2,905)	(14,892)	(13,068)	(18,766)
Interest expense	(31,231)	(8,790)	(50,978)	(50,363)	(44,842)
Other income (expense)	456	247	365	(37)	(636)

Income (loss) before income tax expense (benefit) and extraordinary item	$(16,491)	(5,265)	(26,208)	1,205	35,358

	Year Ended October 31,	Two Months Ended December 31,	Years Ended December 31,
	2000	2000	2001	2002
Geographic Segments
Service and Sales Revenue:
North America	$150,899	48,586	298,612	323,246
Italy	29,828	2	—	5,058
Europe, other than Italy and United Kingdom	36,964	8,598	107,401	83,282
United Kingdom	8,835	8,829	6,691	9,788
Other	6,822	576	27,537	33,879

	$233,348	66,591	440,241	455,253

Long-lived assets (excluding identifiable intangibles):
North America	$152,201	147,391	160,952	156,746
Europe, other than United Kingdom	8,579	9,439	6,720	7,947
United Kingdom	25,501	27,421	26,988	30,872
Other	373	360	2,128	5,301

	$186,654	184,611	196,788	200,866

(21) Selected Quarterly Financial Data—(Unaudited)

        The following quarterly financial data reflect the reclassification of "amortization of service contract software" as a component of operating expenses, which amounts had been included in depreciation and amortization in previous filings. For a description of the restated items and the effect on annual periods for fiscal 2001 and 2002, which also affect the unaudited selected quarterly financial data, see Note 1 to these consolidated financial statements.

	Quarter Ended March 31, 2001		Quarter Ended June 30, 2001		Quarter Ended September 30, 2001		Quarter Ended December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total operating revenues	$112,108	112,108	112,573	112,573	107,203	107,203	108,357	108,357
Operating expenses	72,820	72,820	69,962	69,962	66,970	66,970	68,691	68,691
Amortization of service contract software	892	892	1,065	1,065	1,179	1,179	1,230	1,230

Gross profit	38,396	38,396	41,546	41,546	39,054	39,054	38,436	38,436
Net Income (loss)	(2,437)	(2,994)	1,940	1,383	1,522	(1,421)	(1,609)	(1,830)
Convertible preferred stock paid-in kind dividend	1,699	1,699	1,744	1,744	1,790	1,790	1,818	1,818

Net income (loss) available to common stockholders	$(4,136)	(4,693)	196	(361)	(268)	(3,211)	(3,427)	(3,648)

Basic and diluted earnings (loss) per share:
Basic income (loss) before extraordinary item available to common stockholders	$(0.10)	(0.12)	—	(0.01)	(0.01)	(0.08)	(0.08)	(0.09)

Diluted income (loss) before extraordinary Item available to common stockholders	$(0.10)	(0.12)	—	(0.01)	(0.01)	(0.08)	(0.08)	(0.09)

Basic net income (loss) available to common stockholders	$(0.10)	(0.12)	—	(0.01)	(0.01)	(0.08)	(0.08)	(0.09)

Diluted net income (loss) available to common stockholders	$(0.10)	(0.12)	—	(0.01)	(0.01)	(0.08)	(0.08)	(0.09)

Weighted average number of shares used in per share calculations:
Basic Shares	40,163	40,163	40,209	40,209	40,383	40,383	40,600	40,600

Diluted Shares	40,163	40,163	44,441	40,209	40,383	40,383	40,600	40,600

	Quarter Ended March 31, 2002		Quarter Ended June 30, 2002		Quarter Ended September 30, 2002		Quarter Ended December 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Total operating revenues	$106,972	106,972	114,267	114,267	115,152	115,152	118,862	118,862
Operating expenses	62,487	62,487	66,913	66,913	69,079	69,079	69,971	69,971
Amortization of service contract software	1,209	1,209	1,214	1,214	1,233	1,233	1,274	1,274

Gross profit	43,276	43,276	46,140	46,140	44,840	44,840	47,617	47,617
Extraordinary item, net of tax	—	—	—	—	14,853	14,853	(1,352)	(1,352)
Net Income (loss)	7,205	(3,009)	8,356	8,122	(5,559)	(5,787)	42,048	40,406
Convertible preferred stock paid-in kind dividend	1,803	1,803	1,851	1,851	1,899	1,899	1,931	1,931

Net income (loss) available to common stockholders	$5,402	(4,812)	6,505	6,271	(7,458)	(7,686)	40,117	38,475

Basic and diluted earnings (loss) per share:
Basic income (loss) before extraordinary item available to common stockholders	$0.13	(0.11)	0.15	0.15	0.13	0.13	0.67	0.64

Diluted income (loss) before extraordinary item available to common stockholders(1)	$0.10	(0.11)	0.12	0.11	0.11	0.10	0.46	0.44

Basic extraordinary item, net of tax benefit	—	—	—	—	(0.26)	(0.26)	0.02	0.02

Diluted extraordinary item, net of tax benefit (1)	—	—	—	—	(0.17)	(0.17)	0.02	0.02

Basic net income (loss) available to common stockholders	$0.13	(0.11)	0.15	0.15	(0.13)	(0.13)	0.69	0.66

Diluted net income (loss) available to common stockholders(1)	$0.10	(0.11)	0.12	0.11	(0.06)	(0.07)	0.48	0.46

Weighted average number of shares used in per share calculations:
Basic Shares	42,067	42,067	43,048	43,048	57,301	57,301	58,243	58,243

Diluted Shares(1)	71,725	42,067	71,983	71,983	87,360	87,360	88,033	88,033

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

(22) Accumulated Other Comprehensive Loss

        The accumulated balances for each classification of comprehensive loss are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Beginning balance at November 1, 1999	$(649)	—	(602)	—	(1,251)
Change during period	(2,277)	317	(5)	—	(1,965)

Balance at October 31, 2000	$(2,926)	317	(607)	—	(3,216)
Change during period	1,611	(1,274)	—	(2,364)	(2,027)
Reclassification adjustments for gains reclassified into operations	—	—	—	(31)	(31)

Balance at December 31, 2000	$(1,315)	(957)	(607)	(2,395)	(5,274)
Change during period	(296)	2	38	(7,816)	(8,072)
Reclassification adjustments for losses reclassified into operations	—	—	—	2,962	2,962

Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)
Change during period(1)	4,758	100	(2,261)	(1,193)	1,404
Reclassification adjustments for losses reclassified into operations	—	—	—	8,654	8,654

Balance at December 31, 2002	$3,147	(855)	(2,830)	212	(326)

(1)
Amounts originating in 2002 are net of income taxes. No adjustments were made for income tax benefits in prior periods as the Company had only recognized tax benefits of prior period operating losses to the extent such losses would be offset by net taxable temporary differences expected to reverse during the carryforward period.

(23) Unusual Items

        In 2002, the Company recognized unusual charges in the amount of $1,055 primarily due to investigation and other costs attributable to the Pick Six matter (see Note 24). In addition, interest expense in 2002 included approximately $3,276 of debt restructuring charges relating to the refinancing of the 2000 Facility in December 2002. These charges resulted from the early termination of three interest rate swap agreements that were required to be maintained pursuant to the terms of the 2000 Facility. (See Note 10.)

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

(24) Litigation

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

(25) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

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

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2001 and December 31, 2002 and for the year ended October 31, 2000, the two months ended December 31, 2000, and the years ended December 31, 2001 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2002 Facility and the Notes were in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$25,323	180	9,426	—	34,929
Accounts receivable, net	—	35,521	17,779	(40)	53,260
Inventories	—	16,591	4,480	(536)	20,535
Other current assets	10,810	6,988	4,826	30	22,654
Property and equipment, net	3,572	151,366	46,559	(631)	200,866
Investment in subsidiaries	348,585	4,240	—	(352,825)	—
Goodwill	183	179,672	3,915	—	183,770
Intangible assets	—	52,892	4,930	—	57,822
Other assets	47,817	38,693	6,001	(8,525)	83,986

Total assets	$436,290	486,143	97,916	(362,527)	657,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,281	9	575	—	3,865
Current liabilities	13,342	49,047	17,970	639	80,998
Long-term debt, excluding current installments	356,418	1	245	—	356,664
Other non-current liabilities	7,569	28,972	10,845	139	47,525
Intercompany balances	(113,090)	96,751	17,822	(1,483)	—
Stockholders' equity	168,770	311,363	50,459	(361,822)	168,770

Total liabilities and stockholders' equity	$436,290	486,143	97,916	(362,527)	657,822

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended October 31, 2000
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	186,408	60,286	(13,346)	233,348
Operating expenses	—	122,400	46,766	(13,266)	155,900
Amortization of service contract software	—	1,765	—	—	1,765

Gross profit	—	62,243	13,520	(80)	75,683
Selling, general and administrative expenses	13,572	16,186	5,917	(11)	35,664
Depreciation and amortization	291	21,119	4,428	(103)	25,735

Operating income (loss)	(13,863)	24,938	3,175	34	14,284
Interest expense	30,535	531	1,037	(872)	31,231
Other (income) deductions	(1,000)	(275)	(198)	1,017	(456)

Income (loss) before equity in income of subsidiaries, and income taxes	(43,398)	24,682	2,336	(111)	(16,491)

Equity in income of subsidiaries	25,259	—	—	(25,259)	—
Income tax expense	—	812	791	—	1,603

Income (loss) before extraordinary items	(18,139)	23,870	1,545	(25,370)	(18,094)

Extraordinary items:
Write-off of deferred financing fees and debt call premium	12,522	45	—	—	12,567

Net income (loss)	$(30,661)	23,825	1,545	(25,370)	(30,661)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Two Months Ended December 31, 2000
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	57,125	22,087	(12,621)	66,591
Operating expenses	—	41,333	16,425	(12,619)	45,139
Amortization of service contract software	—	517	—	—	517

Gross profit	—	15,275	5,662	(2)	20,935
Selling, general and administrative expenses	2,872	4,896	2,136	(2)	9,902
Depreciation and amortization	49	6,497	1,224	(15)	7,755

Operating income (loss)	(2,921)	3,882	2,302	15	3,278
Interest expense	8,930	13	477	(630)	8,790
Other (income) deductions	(87)	(458)	(277)	575	(247)

Income (loss) before equity in income of subsidiaries, and income taxes	(11,764)	4,327	2,102	70	(5,265)
Equity in income of subsidiaries	7,176	—	—	(7,176)	—
Income tax expense (benefit)	212	(1,267)	590	—	(465)

Net income (loss)	$(4,800)	5,594	1,512	(7,106)	(4,800)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2001
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Operating revenues	$—	338,626	115,434	(13,819)	440,241
Operating expenses	—	211,193	80,728	(13,478)	278,443
Amortization of service contract software	—	4,366	—	—	4,366

Gross profit	—	123,067	34,706	(341)	157,432
Selling, general and administrative expenses	12,762	32,310	11,664	(41)	56,695
Depreciation and amortization	306	40,867	8,032	(73)	49,132

Operating income (loss)	(13,068)	49,890	15,010	(227)	51,605
Interest expense	49,880	410	2,009	(1,936)	50,363
Other (income) deductions	(596)	(2,545)	1,148	2030	37

Income (loss) before equity in income of subsidiaries, and income taxes	(62,352)	52,025	11,853	(321)	1,205
Equity in income of subsidiaries	63,532	—	—	(63,532)	—
Income tax expense (benefit)	6,042	(3,122)	3,147	—	6,067

Net income (loss)	$(4,862)	55,147	8,706	(63,853)	(4,862)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002
(in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Operating revenues	$—	347,702	118,762	(11,211)	455,253
Operating expenses	—	199,209	80,265	(11,024)	268,450
Amortization of service contract software	—	4,530	400	—	4,930

Gross profit	—	143,963	38,097	(187)	181,873
Selling, general and administrative expenses	19,271	32,590	11,283	(12)	63,132
Depreciation and amortization	550	29,229	8,134	(8)	37,905

Operating income (loss)	(19,821)	82,144	18,680	(167)	80,836
Interest expense	44,112	776	1,291	(1,337)	44,842
Other (income) deductions	(302)	(2,124)	1,841	1,221	636

Income (loss) before equity in income of subsidiaries, and income taxes	(63,631)	83,492	15,548	(51)	35,358
Equity in income of subsidiaries	95,434	—	—	(95,434)	—
Income tax expense (benefit)	(21,430)	(218)	3,773	—	(17,875)

Income (loss) before extraordinary items	53,233	83,710	11,775	(95,485)	53,233

Extraordinary items:
Early retirement of debt, net of tax benefit	13,501	—	—	—	13,501

Net income (loss)	$39,732	83,710	11,775	(95,485)	39,732

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended October 31, 2000
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Net income (loss)	$(30,661)	23,825	1,545	(25,370)	(30,661)
Depreciation and amortization	291	22,884	4,428	(103)	27,500
Equity in income of subsidiaries	(25,259)	—	—	25,259	—
Extraordinary item	12,567	—	—	—	12,567
Non-cash interest expense	8,735	—	—	—	8,735
Other non-cash adjustments	1,762	181	214	—	2,157
Changes in working capital	7,208	3,323	(5,455)	34	5,110

Net cash provided by (used in) operating activities	(25,357)	50,213	732	(180)	25,408

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,863)	(27,581)	(5,715)	113	(35,046)
Business acquisition, net of cash acquired	(111,305)	(215,091)	73	10,081	(316,242)
Other assets and investments	(240,221)	230,382	5,190	(1,546)	(6,195)

Net cash provided by (used in) investing activities	(353,389)	(12,290)	(452)	8,648	(357,483)

Cash flows from financing activities:
Net borrowing under lines of credit	11,250	—	—	—	11,250
Proceeds from issuance of long-term debt	441,501	—	1,043	(22)	442,522
Payments on long-term debt	(165,957)	(34,301)	(1,104)	—	(201,362)
Net proceeds from stock issue	107,525	(547)	993	(479)	107,492
Payment of finance fees	(16,792)	—	—	—	(16,792)

Net cash provided by (used in) financing activities	377,527	(34,848)	932	(501)	343,110

Effect of exchange rate changes on cash	—	370	(1,228)	64	(794)

Increase (decrease) in cash and cash equivalents	(1,219)	3,445	(16)	8,031	10,241
Cash and cash equivalents, beginning of year	1,598	4,346	7,154	(8,031)	5,067

Cash and cash equivalents, end of year	$379	7,791	7,138	—	15,308

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Two Months Ended December 31, 2000
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Net income (loss)	$(4,800)	5,594	1,512	(7,106)	(4,800)
Depreciation and amortization	49	7,014	1,224	(15)	8,272
Equity in income of subsidiaries	(7,176)	—	—	7,176	—
Non-cash interest	384	—	—	—	384
Other non-cash adjustments	256	(1,341)	40	—	(1,045)
Changes in working capital	6,078	(5,643)	(988)	(230)	(783)

Net cash provided by (used in) operating activities	(5,209)	5,624	1,788	(175)	2,028

Cash flows from investing activities:
Capital and wagering systems expenditures	(13)	(3,608)	(2,136)	(346)	(6,103)
Other assets and investments	(3,060)	(770)	(93)	1,504	(2,419)

Net cash provided by (used in) investing activities	(3,073)	(4,378)	(2,229)	1,158	(8,522)

Cash flows from financing activities:
Net borrowing under lines of credit	(2,250)	—	—	—	(2,250)
Payments on long-term debt	(1,304)	—	(20)	—	(1,324)
Other, principally intercompany balances	12,324	(10,288)	(851)	(983)	202

Net cash provided by (used in) financing activities	8,770	(10,288)	(871)	(983)	(3,372)

Effect of exchange rate changes on cash	—	1,199	(153)	—	1,046

Increase (decrease) in cash and cash equivalents	488	(7,843)	(1,465)	—	(8,820)
Cash and cash equivalents, beginning of period	379	7,792	7,137	—	15,308

Cash and cash equivalents, end of period	$867	(51)	5,672	—	6,488

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001
(in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
Net income (loss)	$(4,862)	55,147	8,706	(63,853)	(4,862)
Depreciation and amortization	306	45,233	8,032	(73)	53,498
Equity in income of subsidiaries	(63,532)	—	—	63,532	—
Non-cash interest	2,435	—	—	—	2,435
Other non-cash adjustments	7,213	(1,819)	(2)	—	5,392
Changes in working capital	(8,426)	12,117	1,146	1,111	5,948

Net cash provided by (used in) operating activities	(66,866)	110,678	17,882	717	62,411

Cash flows from investing activities:
Capital and wagering systems expenditures	(350)	(39,726)	(6,712)	295	(46,493)
Other assets and investments	(624)	(5,273)	(5,202)	1,508	(9,591)

Net cash provided by (used in) investing activities	(974)	(44,999)	(11,914)	1,803	(56,084)

Cash flows from financing activities:
Net borrowing under lines of credit	5,750	—	—	—	5,750
Payments on long-term debt	(6,007)	(8)	(751)	193	(6,573)
Net proceeds from stock issue	1,046	250	497	(747)	1,046
Other, principally intercompany balances	73,738	(65,779)	(5,993)	(1,966)	—

Net cash provided by (used in) financing activities	74,527	(65,537)	(6,247)	(2,520)	223

Effect of exchange rate changes on cash	58	(507)	60	—	(389)

Increase (decrease) in cash and cash equivalents	6,745	(365)	(219)	—	6,161
Cash and cash equivalents, beginning of year	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of year	$7,612	(415)	5,452	—	12,649

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002
(in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income	$39,732	83,710	11,775	(95,485)	39,732
Depreciation and amortization	550	33,759	8,534	(8)	42,835
Equity in income of subsidiaries	(95,434)	—	—	95,434	—
Extraordinary items	13,501	—	—	—	13,501
Deferred income taxes	(23,021)	(1,472)	(491)	—	(24,984)
Non-cash interest expense	2,298	—	—	—	2,298
Other non-cash adjustments	1,541	516	118	—	2,175
Changes in working capital	(1,385)	(930)	(2,172)	(1,216)	(5,703)

Net cash provided by (used in) operating activities	(62,218)	115,583	17,764	(1,275)	69,854

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,755)	(22,900)	(6,583)	221	(31,017)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(3,983)	(2,913)	1,051	(8,286)	(14,131)

Net cash provided by (used in) investing activities	(5,738)	(29,963)	(5,486)	(8,065)	(49,252)

Cash flows from financing activities:
Net borrowing under lines of credit	(14,750)	—	—	—	(14,750)
Proceeds from issuance of long term debt	291,335	—	—	—	291,335
Payments on long-term debt	(355,816)	(9)	(1,638)	—	(357,463)
Payment of financing fees	(17,531)	—	—	—	(17,531)
Net proceeds from stock issue	98,398	(11,453)	3,370	8,083	98,398
Other, principally intercompany balances	84,031	(74,255)	(11,033)	1,257	—

Net cash provided by (used in) financing activities	85,667	(85,717)	(9,301)	9,340	(11)

Effect of exchange rate changes on cash	—	692	997	—	1,689

Increase (decrease) in cash and cash equivalents	17,711	595	3,974	—	22,280
Cash and cash equivalents, beginning of year	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of year	$25,323	180	9,426	—	34,929

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

ITEM 14. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

        As of a date within the 90 days prior to the date of this Form 10-K/A, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the evaluation date in ensuring that all material information required to be included in this Form 10-K/A has been made known to them in a timely fashion.

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
3.(i	)
Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 24, 2003 (the "2002 10-K")).
3.(ii	)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1
Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 (the "July 2000 10-Q")).
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
10.2
Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the "June 2002 10-Q")).
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
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*

10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil. (incorporated by reference to Exhibit 10.23 to the Company's 2002 10-K).*
10.24
Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the Company's 2002 10-K).*
10.26
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*
10.27
Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.27 to the Company's 2002 10-K).
10.28
Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement") (incorporated by reference to Exhibit 10.28 to the Company's 2002 10-K).
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement (incorporated by reference to Exhibit 10.29 to the Company's 2002 10-K).
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.30 to the Company's 2002 10-K).
10.31
Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2002 10-K).
23	Consent of KPMG LLP. (†)
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).
99.4
Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement") (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the "1997 S-4/A")).
99.5	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A).
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

SCIENTIFIC GAMES CORPORATION
DATED: AUGUST 13, 2003	By:	/s/ A. LORNE WEIL A. Lorne Weil, Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS

I, A. Lorne Weil, certify that:

1.
I have reviewed this Amendment No. 3 on Form 10-K/A to Annual Report on Form 10-K of Scientific Games Corporation;

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

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its conslidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment is being prepared;

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

Date: August 13, 2003

/s/ A. LORNE WEIL A. Lorne Weil Chief Executive Officer

CERTIFICATIONS

I, DeWayne E. Laird, certify that:

1.
I have reviewed this Amendment No. 3 on Form 10-K/A to Annual Report on Form 10-K of Scientific Games Corporation;

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
2.2		Stock Purchase Agreement, dated June 5, 2002, among the Company, Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 20, 2002).
3.(i	)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 24, 2003 (the "2002 10-K")).
3.(ii	)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1		Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2000 (the "July 2000 10-Q")).
4.2		Form of 12 1/2% Senior Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q).
4.3		First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.4		Registration Rights Agreement by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc., dated as of August 14, 2000, relating to the Series A 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.9 to the Company's July 2000 10-Q).
10.1		Stockholders' Agreement by and among Cirmatica Gaming, S.A., The Oak Fund, Peconic Fund Ltd., Ramius Securities, LLC, Olivetti International S.A. and the Company, dated September 6, 2000, relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.2		Supplemental Stockholders Agreement, by and among the Company, Cirmatica Gaming S.A. and such persons as may become a party thereto from time to time, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the "June 2002 10-Q")).
10.3		Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1993).
10.4		Agreement between the Company and Elettronica Ingegneria Sistemi dated February 19, 1998 (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (the "April 1998 10-Q")).
10.5		General Agreement between the Company and Sisal Sport Italia SpA dated February 19, 1998. (incorporated by reference to Exhibit 10.29 to the Company's April 1998 10-Q).
10.6		Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.7		Instant Ticket and Associated Products and Services Agreement dated May 4, 1993 by and between Georgia Lottery Corporation and Scientific Games Inc. (incorporated by reference to Scientific Games Holding Corp.'s Registration Statement (No. 33-75168) filed on February 11, 1994).

10.8	Instant Lottery Tickets Supply Agreement between Thomas De La Rue Limited, Scientific Games Inc. and Camelot Group plc, dated June 15, 1995 (incorporated by reference to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.9	Supply Agreement for Instant Lottery Computer Management System between La Francais Des Jeux and Scientific Games Inc. (incorporated by reference to Exhibit 10.53 to Scientific Games Holding Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. Portions of this Exhibit deemed confidential by Scientific Games Holdings Corp. have been omitted).
10.10	Agreement of Purchase and Sale, dated January 19, 1996, between Autotote Systems, Inc. and Fusco Properties, L.P. (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 1995 (the "1995 10-K/A")).
10.11	Lease Agreement, dated as of January 19, 1996, between Fusco Properties, L.P. and Autotote Systems, Inc. (incorporated by reference to Exhibit 10.43 to the Company's 1995 10-K/A).
10.12	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594) which became effective on March 20, 1992).*
10.13	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.14	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.15	1997 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*
10.16	Form of Option dated March 3, 1992 issued to A. Lorne Weil (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 (the "1992 10-K") ).*
10.17	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.18	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.19	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's September 2002 10-Q).
10.20	Amended and Restated Employment Agreement, dated as of November 1, 2000, by and between the Company and A. Lorne Weil (as further amended and restated, executed July 25, 2002) (incorporated by reference to the June 2002 10-Q).*
10.21	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.22	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.23	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil (incorporated by reference to Exhibit 10.23 to the Company's 2002 10-K).*
10.24	Form of Employment and Severance Benefit Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.25	Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William Huntley and Cliff Bickell), which amended their respective Employment and Severance Benefit Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the Company's 2002 10-K).*
10.26	Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks Pierce and Robert E. Becker) (incorporated by reference to Exhibit 10.27 to the Company's April 1998 10-Q).*

10.27	Credit Agreement, dated as of December 19, 2002, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"), Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, BNY Capital Markets, Inc., as co-arranger, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.27 to the Company's 2002 10-K).
10.28	Guarantee and Collateral Agreement, dated as of December 19, 2002, made by the Company and each of the other signatories thereto in favor of The Bank of New York, as Administrative Agent for the Lenders (the "Guarantee and Collateral Agreement") (incorporated by reference to Exhibit 10.28 to the Company's 2002 10-K).
10.29	Supplement No. 1, dated as of December 30, 2002, to the Credit Agreement (incorporated by reference to Exhibit 10.29 to the Company's 2002 10-K).
10.30	Supplement No. 1, dated as of December 30, 2002, to the Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.30 to the Company's 2002 10-K).
10.31	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2002 10-K).
23	Consent of KPMG LLP. (†)
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.3	Warrant to Purchase Class B Nonvoting Common Stock of the Company dated October 30, 1992 issued to various lenders (incorporated by reference to Exhibit 10.34 to the Company's 1992 10-K).
99.4	Warrant Agreement dated as of September 14, 1995 (the "1995 Warrant Agreement") (incorporated by reference to Exhibit 99.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-34465) which became effective on September 12, 1997 (the "1997 S-4/A")).
99.5	Amendment dated January 29, 1997 to the 1995 Warrant Agreement (incorporated by reference to Exhibit 99.10 to the Company's 1997 S-4/A).
99.6	Form of Amended and Restated Warrant issued November 2, 1998 to Certain Members of Management and Several Employees (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the fiscal year ended October 31, 1999).
99.7	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's March 2001 10-Q).
99.8	Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.9	Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.10	Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.11	Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI Entertainment, Inc. (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).

(†)
Filed herewith.
*
Includes management contracts and compensation plans and arrangements.
(b)
Reports on Form 8-K
None

QuickLinks

EXPLANATORY NOTE
EXHIBIT INDEX APPEARS ON PAGE 112
PART I FORWARD-LOOKING STATEMENTS
U.S. Instant Ticket and On-line Lottery Sales
U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (in thousands, except per share amounts)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2002 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Two Months Ended December 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2001 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2002 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended October 31, 2000 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Two Months Ended December 31, 2000 (in thousands)
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Year Ended October 31, 2000, the Two Months Ended December 31, 2000, and the Years Ended December 31, 2001 and 2002 (in thousands)
PART III
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX