Form 10-Q/A
period 2003-03-31
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2003:
Class A Common Stock: 59,651,411
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2003

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A filed by Scientific Games Corporation (the "Company") amends the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	Restated December 31, 2002	Restated March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,929	29,490
Accounts receivable, net of allowance for doubtful accounts	53,260	48,638
Inventories	20,535	21,698
Prepaid expenses, deposits and other current assets	22,654	18,530

Total current assets	131,378	118,356

Property and equipment, at cost	404,685	406,988
Less accumulated depreciation	203,819	212,821

Net property and equipment	200,866	194,167

Goodwill, net	183,770	210,541
Other intangible assets, net	57,822	58,179
Other assets and investments	83,986	87,710

Total assets	$657,822	668,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$3,865	3,774
Accounts payable	23,888	24,822
Accrued liabilities	53,513	53,147
Interest payable	3,597	1,420

Total current liabilities	84,863	83,163

Deferred income taxes	25,207	25,226
Other long-term liabilities	22,318	24,854
Long-term debt, excluding current installments	356,664	355,736

Total liabilities	489,052	488,979

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,248 and 1,267 shares outstanding at December 31, 2002 and March 31, 2003, respectively	1,248	1,267
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 and 1.194 shares outstanding at December 31, 2002 and March 31, 2003, respectively	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 59,375 and 59,619 shares outstanding at December 31, 2002 and March 31, 2003, respectively	594	596
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	384,927	387,321
Accumulated losses	(214,135)	(204,661)
Treasury stock, at cost	(3,539)	(3,539)
Accumulated other comprehensive loss	(326)	(1,011)

Total stockholders' equity	168,770	179,974

Total liabilities and stockholders' equity	$657,822	668,953

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2002 and 2003
(Unaudited, in thousands, except per share amounts)

	Restated 2002	2003
Operating revenues:
Services	$92,503	105,267
Sales	14,469	18,070

	106,972	123,337

Operating expenses (exclusive of depreciation and amortization shown below):
Services	53,249	57,628
Sales	9,238	12,407
Amortization of service contract software	1,209	1,267

	63,696	71,302

Total gross profit	43,276	52,035
Selling, general and administrative expenses	14,360	18,461
Depreciation and amortization	9,197	9,781

Operating income	19,719	23,793

Other deductions (income):
Interest expense	11,451	6,232
Other income	(68)	(104)

	11,383	6,128

Income before income tax expense	8,336	17,665
Income tax expense	11,345	6,344

Net income (loss)	(3,009)	11,321
Convertible preferred stock paid-in-kind dividend	1,803	1,847

Net income (loss) available to common stockholders	$(4,812)	9,474

Basic and diluted net income (loss) per share (See Note 2):
Basic net income (loss) available to common stockholders	$(0.11)	0.16

Diluted net income (loss) available to common stockholders	$(0.11)	0.13

Weighted average number of shares used in per share calculations:
Basic shares	42,067	59,450

Diluted shares	42,067	87,932

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002 and 2003
(Unaudited, in thousands)

	Restated 2002	Restated 2003
Cash flows from operating activities:
Net income	$(3,009)	11,321

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,406	11,048
Changes in operating assets and liabilities, net of effects of business acquisitions	(16,463)	(4,461)
Other	10,554	5,294

Total adjustments	4,497	11,881

Net cash provided by operating activities	1,488	23,202

Cash flows from investing activities:
Capital expenditures	(1,828)	(1,732)
Wagering systems expenditures	(5,006)	(1,643)
Business acquisition, net of cash acquired	—	(20,744)
Increase in other assets and liabilities, net	(5,124)	(4,093)

Net cash used in investing activities	(11,958)	(28,212)

Cash flows from financing activities:
Net borrowings under lines of credit	4,250	—
Payments on long-term debt	(2,166)	(1,242)
Proceeds from the issuance of common stock	1,163	508

Net cash provided by (used in) financing activities	3,247	(734)

Effect of exchange rate changes on cash and cash equivalents	(410)	305

Decrease in cash and cash equivalents	(7,633)	(5,439)
Cash and cash equivalents, beginning of period	12,649	34,929

Cash and cash equivalents, end of period	$5,016	29,490

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,397	8,103

Net income taxes	$992	1,372

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,803	1,847

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)   Restatement of Previously Reported Financial Statements

        Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2002 and the quarterly period ended March 31, 2003, it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward ("NOL"), recognized in the fourth quarter of 2002, should have been recognized at the time of the acquisition of Scientific Games Holdings Corp. ("SGHC") on September 6, 2000 as a reduction to the goodwill resulting from the acquisition of SGHC. As a result: (i) deferred tax assets recognized at the date of the acquisition of SGHC have been increased with a corresponding reduction in the carrying value of SGHC goodwill; (ii) goodwill amortization has been reduced for the periods from the date of acquisition of SGHC through December 31, 2001; and (iii) deferred income tax assets recognized during the period from the date of the acquisition of SGHC through December 31, 2002 have been adjusted to reflect the amount considered more likely than not realizable based on the reversing effect of taxable or deductible temporary differences and the Company's NOL carryforward. In addition, the Company's restated income tax expense for the first quarter of fiscal 2002 reflects a charge of $9,790 related to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which caused the Company to reduce the recorded amount of its NOL to reflect the reduction in the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of certain indefinite lived intangible assets. The restatements did not impact the amounts presented in the consolidated statements of cash flows for net cash provided by operating activities, net cash used in investing activities or net cash provided by or used in financing activities in any of the restated periods, although it did impact certain non-cash components of cash flows from operating activities.

        Accordingly, the Company amended and has restated its consolidated financial statements as of and for the year ended October 31, 2000, the two-month period ended December 31, 2000, each of the quarterly periods in the years ended December 31, 2001 and 2002, the years ended December 31, 2001 and 2002 and the quarterly period ended March 31, 2003. Conforming changes reflecting these revisions have been made in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements and Notes to Consolidated Financial Statements.

        The effects of the restatement on previously reported consolidated financial statements at December 31, 2002 and for the quarter ended March 31, 2002 and 2003 are summarized below.

	December 31, 2002		March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selected Balance Sheet Data:
Goodwill, net	$199,926	183,770	226,697	210,541
Total assets	673,978	657,822	685,109	668,953
Deferred income taxes	25,207	25,207	25,226	25,226
Accumulated losses	(197,979)	(214,135)	(188,505)	(204,661)
Total stockholders' equity	184,926	168,770	196,130	179,974
Total liabilities and stockholders' equity	$673,978	657,822	685,109	668,953

	Quarter Ended March 31, 2002
	As Previously Reported	As Restated
Income tax expense	1,131	11,345
Net income (loss)	7,205	(3,009)
Net income (loss) available to common stockholders	$5,402	(4,812)

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$0.13	(0.11)

Diluted net income (loss) available to common stockholders	$0.10	(0.11)

Weighted average number of shares used in per share calculations:
Basic Shares	42,067	42,067
Diluted Shares	71,725	42,067

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

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K, as amended. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per share for the three months ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	Restated 2002	2003
Income (numerator)
Net income (loss) available to common stockholders (basic)	$(4,812)	9,474
Add back preferred stock paid-in-kind dividend(1)	—	1,847

Income (loss) before preferred dividend available to common stockholders (diluted)	$(4,812)	11,321

Shares (denominator)
Basic weighted average common shares outstanding	42,067	59,450
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	—	28,482

Diluted weighted average common shares outstanding	42,067	87,932

Basic and diluted per share amounts
Basic net income (loss) per share available to common stockholders	$(0.11)	0.16

Diluted net income (loss) per share available to common stockholders	$(0.11)	0.13

(1)
Convertible preferred stock paid-in-kind dividend is not included in the calculation of diluted net income (loss) per share in the three months ended March 31, 2003 since the preferred stock is assumed to have been converted.

        At March 31, 2002 and 2003, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future. (See Notes 14 and 15 to the Consolidated Financial Statements for the year ended December 31, 2002 in the Company's 2002 Annual Report on Form 10-K, as amended.)

Stock-Based Compensation

        The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock compensation expense has been recognized for a substantial majority of its stock-based compensation plans. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	Restated 2002	2003
Net income (loss) available to common stockholders as reported	$(4,812)	9,474
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects(1)	(1,096)	(760)

Pro forma net income (loss) available to common stockholders	$(5,908)	8,714

Net income (loss) available to common stockholders per basic share:
As reported	$(0.11)	0.16

Pro forma	$(0.14)	0.14

Net income (loss) available to common stockholders per diluted share:
As reported	$(0.11)	0.13

Pro forma	$(0.14)	0.12

(1)
The amounts for the 2003 period are net of income tax benefit. No adjustments were made for income tax benefit in the 2002 period as, during such period, the Company only recognized tax benefits of prior period operating losses to the extent such losses would be offset by net taxable temporary differences expected to reverse during the carryforward period.

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant ($8.53 in the three months ended March 31, 2002 and $5.39 in the three months ended March 31, 2003) and the following weighted average assumptions: risk-free interest rate of 5.0% for the three months ended March 31, 2002 and 3.6% for the three months ended March 31, 2003; expected option life of 7.0 years for both periods presented; volatility of 74% in the three months ended March 31, 2002 and 73% in the three months ended March 31, 2003; and no dividend yield in either period presented. The average fair values of options granted during the three months ended March 31, 2002 and 2003, were $6.18 and $3.80, respectively.

(3)   Acquisition of MDI Entertainment, Inc.

        On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash. With the purchase of MDI, the Company significantly expanded its offerings of licensed branded products and prize fulfillment and related services. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games. The Company's portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson, Wheel of Fortune, and many others. The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is currently estimated to be approximately $26,656 and has been recorded as goodwill. This estimate is subject to revisions until the valuations of MDI's assets and liabilities are completed. The operating results of MDI have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma operating results for the three months ended March 31, 2003 would not have been materially different from the actual reported results.

(4)   Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three months ended March 31, 2002 and 2003, and assets at March 31, 2002 and 2003, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended March 31, 2002
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Service revenues	$58,078	19,624	14,801	—	92,503
Sales revenues	1,941	1,753	—	10,775	14,469

Total revenues	60,019	21,377	14,801	10,775	106,972

Cost of service	32,164	10,875	10,210	—	53,249
Cost of sales	1,482	734	—	7,022	9,238
Amortization of service contract software	583	626	—	—	1,209

Total operating expenses	34,229	12,235	10,210	7,022	63,696

Gross profit	25,790	9,142	4,591	3,753	43,276
Selling, general and administrative expenses	6,483	1,838	629	1,148	10,098
Depreciation and amortization	5,406	2,809	420	475	9,110

Segment operating income	13,901	4,495	3,542	2,130	24,068

Unallocated corporate expense					4,349

Consolidated operating income					$19,719

Assets at March 31, 2002	$290,667	220,661	34,642	35,002	580,972

Capital and wagering systems expenditures	$4,645	1,341	164	684	6,834

	Three Months Ended March 31, 2003
	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Service revenues	$70,964	18,930	15,373	—	105,267
Sales revenues	6,047	2,159	—	9,864	18,070

Total revenues	77,011	21,089	15,373	9,864	123,337

Cost of service	36,331	10,748	10,549	—	57,628
Cost of sales	4,485	1,253	—	6,669	12,407
Amortization of service contract software	661	606	—	—	1,267

Total operating expenses	41,477	12,607	10,549	6,669	71,302

Gross profit	35,534	8,482	4,824	3,195	52,035
Selling, general and administrative expenses	9,233	2,351	902	1,214	13,700
Depreciation and amortization	5,673	2,769	503	647	9,592

Segment operating income	20,628	3,362	3,419	1,334	28,743

Unallocated corporate expense					4,950

Consolidated operating income					$23,793

Assets at March 31, 2003	$327,218	270,263	35,384	36,088	668,953

Capital and wagering systems expenditures	$1,722	1,056	299	298	3,375

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2002	2003
Reportable consolidated operating income	$19,719	23,793
Interest expense	11,451	6,232
Other income	(68)	(104)

Income before income tax expense	$8,336	17,665

(5)   Income Tax Expense

        Due to the recognition in the fourth quarter of 2002 of the income tax benefit from the net operating loss carryforwards, the effective income tax rate for the first three months of 2003 is approximately 36%, which differed from the federal statutory rate of 35% due primarily to foreign and state income taxes.

        Income tax expense was $11,345 in the three months ended March 31, 2002, which reflects primarily foreign and state taxes, and a $9,790 charge in the first quarter of 2002 as a result of adoption of SFAS 142, which caused the Company to reduce the recognized amount of its NOL from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. No current tax benefit was recognized on the remaining value of the domestic net operating loss carryforwards in the period in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

(6) Comprehensive Income (Loss)

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three month periods ended March 31, 2002 and 2003:

	Three Months Ended March 31,
	Restated 2002	2003
Net income (loss)	$(3,009)	11,321
Other comprehensive income (loss):
Foreign currency translation	(1,003)	(73)
Unrealized gain on investments	355	869
Unrealized gain on interest rate swap agreements	1,861	—
Unrealized loss on Canadian dollar hedges	—	(1,481)

Other comprehensive income (loss)	1,213	(685)

Comprehensive income (loss)	$(1,796)	10,636

(7) Inventories

        Inventories consist of the following:

	December 31, 2002	March 31, 2003
Parts and work-in-process	$10,850	11,722
Finished goods	9,685	9,976

	$20,535	21,698

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(8) Debt

        At March 31, 2003, the Company had approximately $27,779 available for borrowing under the Company's revolving credit facility, which was entered into on December 19, 2002 as part of the Company's new senior secured credit facility (the "2002 Facility"). There were no borrowings outstanding under the revolving credit feature of the 2002 Facility, and approximately $22,221 in letters of credit were issued under the 2002 Facility at March 31, 2003. At December 31, 2002, the Company's available borrowing capacity under the 2002 Facility was $28,171. As of March 31, 2003, there was $289,275 outstanding under the Term B Loan under the 2002 Facility and $67,043 of the Company's 12 1/2% Senior Subordinated Notes outstanding (the "Notes").

(9) Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The following disclosure presents certain information on the Company's acquired intangible assets subject to amortization as of December 31, 2002 and March 31, 2003. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

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

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2002 to March 31, 2003. The Company recorded a $890 increase in goodwill in January 2003 in connection with an earnout payment pursuant to the SERCHI (as defined below) purchase agreement. Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5,

2002 acquisition of 65% of the issued and outstanding shares of Serigrafica Chilena S.A. ("SERCHI"), was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003. The Company recorded an increase to goodwill on January 9, 2003 of $26,656 related to the initial purchase price allocation of the MDI acquisition, subject to revision pending the completion of the final valuation and allocation of the purchase price.

Goodwill	Restated Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Group	Restated Totals
Balance at December 31, 2002	$183,283	487	—	—	183,770
Adjustments:
Addition to goodwill in connection with the final price allocation of SERCHI	890	—	—	—	890
Reclassification of customer service contract to intangible assets in connection with the final purchase price allocation of SERCHI	(775)	—	—	—	(775)
Record the initial value of goodwill acquired in connection with the acquisition of MDI	26,656	—	—	—	26,656

Balance at March 31, 2003	$210,054	487	—	—	210,541

(10) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and the 2002 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2002 and March 31, 2003 and for the three months ended March 31, 2002 and 2003. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the 2002 Facility was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2003
(unaudited, in thousands)

	Restated Parent Company	Restated Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Restated Eliminating Entries	Restated Consolidated
ASSETS
Cash and cash equivalents	$21,294	830	7,366	—	29,490
Accounts receivable, net	—	33,167	15,510	(39)	48,638
Inventories	—	17,480	4,754	(536)	21,698
Other current assets	6,113	6,936	5,451	30	18,530
Property and equipment, net	3,479	146,384	44,935	(631)	194,167
Investment in subsidiaries	379,617	27,198	—	(406,815)	—
Goodwill	183	206,328	4,030	—	210,541
Intangible assets	—	52,801	5,378	—	58,179
Other assets	50,057	40,147	5,848	(8,342)	87,710

Total assets	$460,743	531,271	93,272	(416,333)	668,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,285	9	480	—	3,774
Current liabilities	10,618	50,492	17,640	639	79,389
Long-term debt, excluding current installments	355,599	—	137	—	355,736
Other non-current liabilities	10,801	28,149	11,006	124	50,080
Intercompany balances	(99,534)	88,472	12,545	(1,483)	—
Stockholders' equity	179,974	364,149	51,464	(415,613)	179,974

Total liabilities and stockholders' equity	$460,743	531,271	93,272	(416,333)	668,953

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	97,639	27,219	(1,521)	123,337
Operating expenses	—	53,261	18,304	(1,530)	70,035
Amortization of service contract software	—	1,167	100	—	1,267

Gross profit	—	43,211	8,815	9	52,035
Selling, general and administrative expenses	4,761	10,352	3,351	(3)	18,461
Depreciation and amortization	189	7,486	2,114	(8)	9,781

Operating income (loss)	(4,950)	25,373	3,350	20	23,793
Interest expense	6,077	151	1,184	(1,180)	6,232
Other (income) expense	(189)	(1,338)	258	1,165	(104)

Income (loss) before equity in income of subsidiaries, and income taxes	(10,838)	26,560	1,908	35	17,665
Equity in income of subsidiaries	27,747	—	—	(27,747)	—
Income tax expense	5,588	87	669	—	6,344

Net income (loss)	$11,321	26,473	1,239	(27,712)	11,321

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2002
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income (loss)	$(3,009)	20,670	1,941	(22,611)	(3,009)
Depreciation and amortization	87	8,432	1,889	(2)	10,406
Equity in income of subsidiaries	(22,650)	—	—	22,650	—
Changes in operating assets and liabilities	(5,182)	(11,909)	438	190	(16,463)
Other non-cash adjustments	10,520	(62)	96 —	—	10,554

Net cash provided by (used in) operating activities	(20,234)	17,131	4,364	227	1,488

Cash flows from investing activities:
Capital and wagering systems expenditures	30	(5,061)	(1,803)	—	(6,834)
Other assets and investments	(269)	(1,941)	379	(3,293)	(5,124)

Net cash used in investing activities	(239)	(7,002)	(1,424)	(3,293)	(11,958)

Cash flows from financing activities:
Net borrowing under lines of credit	4,250	—	—	—	4,250
Payments on long-term debt	(2,064)	(2)	(100)	—	(2,166)
Net proceeds from stock issue	1,163	—	—	—	1,163
Other, principally intercompany balances	11,955	(11,446)	(3,575)	3,066	—

Net cash provided by (used in) financing activities	15,304	(11,448)	(3,675)	3,066	3,247

Effect of exchange rate changes on cash	—	(217)	(193)	—	(410)

Decrease in cash and cash equivalents	(5,169)	(1,536)	(928)	—	(7,633)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$2,443	(1,951)	4,524	—	5,016

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(unaudited, in thousands)

	Restated Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Restated Consolidated
Net income (loss)	$11,321	26,473	1,239	(27,712)	11,321
Depreciation and amortization	189	8,653	2,214	(8)	11,048
Equity in income of subsidiaries	(27,747)	—	—	27,747	—
Changes in operating assets and liabilities	(2,652)	(2,542)	898	(165)	(4,461)
Other non-cash adjustments	4,994	266	43	—	5,303

Net cash provided by (used in) operating activities	(13,895)	32,850	4,394	(138)	23,211

Cash flows from investing activities:
Capital and wagering systems expenditures	(48)	(1,609)	(1,718)	—	(3,375)
Business acquisition, net of cash acquired	—	(20,744)	—	—	(20,744)
Other assets and investments	(976)	(3,661)	562	(27)	(4,102)

Net cash used in investing activities	(1,024)	(26,014)	(1,156)	(27)	(28,221)

Cash flows from financing activities:
Payments on long-term debt	(815)	(201)	(226)	—	(1,242)
Proceeds from stock issue	508	—	—	—	508
Other, principally intercompany balances	11,197	(5,770)	(5,592)	165	—

Net cash provided by (used in) financing activities	10,890	(5,971)	(5,818)	165	(734)

Effect of exchange rate changes on cash	—	(215)	520	—	305

Increase (decrease) in cash and cash equivalents	(4,029)	650	(2,060)	—	(5,439)
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of period	$21,294	830	7,366	—	29,490

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2003

Background

        On January 29, 2002, we transferred the listing of our Class A common stock to the Nasdaq National Market from the American Stock Exchange and changed our trading symbol to "SGMS."

        The following discussion addresses our financial condition as of March 31, 2003 and the results of our operations for the three months ended March 31, 2003, compared to the same period in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K, as amended.

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

        The increase in service revenue in the three months ended March 31, 2003 is primarily attributable to a $12.9 million or 22% increase in revenues in the Lottery Group as compared to the prior year quarter, of which $6.2 million is attributable to SERCHI not being present in the first quarter of 2002 and the addition of MDI beginning January 10, 2003, and $5.3 million primarily attributable to a major promotional game with a Mexican customer and other minor increases in revenues related to the

Company's cooperative services programs and European lottery operations. Pari-mutuel Group service revenues were approximately $0.7 million or 4% lower than the previous year primarily due to lower Handle (dollars wagered) caused by the severe winter weather conditions in the northeast and the war with Iraq. Venue Management Group service revenues increased approximately $0.6 million or 4% compared to the prior year quarter due primarily to increased commissions from the Mohegan Sun Casino as well as more favorable exchange rates in The Netherlands.

        The $3.6 million increase in sales revenue in the three months ended March 31, 2003 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group and the Pari-mutuel Group. These increases were partially offset by a $0.9 million reduction in revenues in the Telecommunications Group as compared to the prior year quarter due to primarily increased price competition in the European prepaid cellular phone card market.

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

Income Tax Expense

        Income tax expense of $6.3 million in the three months ended March 31, 2003 decreased $5.0 million from $11.3 million in the same period in 2002. Due to the recognition of the income tax benefit from the net operating loss carryforward in the fourth quarter of 2002, the income tax provision for the period ended March 31, 2003 is approximately 36%. We estimate that our cash tax rate for fiscal 2003 will be approximately 18%.

        Income tax expense was $11.3 million in the three months ended March 31, 2002, which reflects primarily foreign and state taxes, and a $9.8 million charge as a result of adoption of SFAS 142, which caused us to reduce the recognized amount of our NOL from $18.5 million to $8.7 million to reflect the reducted amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 2 to our 2002 Annual Report on Form 10-K, as amended. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgements, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

        In 2002, we initiated a debt reduction program. In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the "2002 Offering") and used the net proceeds of approximately $98.4 million (after deducting underwriting discounts, commissions and prior to deducting offering expenses) to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes. As a result of these transactions, our capital structure improved, and Standard & Poors Ratings Group and Moody's Investors Service, Inc. upgraded our credit ratings. In December 2002, we replaced our existing senior secured credit facility (the "2000 Facility"), with the 2002 Facility, which consists of a $50.0 million revolving credit facility due 2006 that can be increased to $70.0 million, and a $290.0 million Term B Loan due 2008. As a result of the 2002 debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant. Approximately 81% of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.4 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2002 Facility (the "Credit Agreement") contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the Credit Agreement governing the 2002 Facility contains the following financial covenants at March 31, 2003 that are computed quarterly on a rolling four-quarter basis as applicable:

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

Recent Developments

        On March 25, 2003, we announced that we were awarded the contract to provide an on-line AEGIS® lottery system to International Lotto Corp., S.A., a Peruvian company installing the first "Real-Time and On-Line Electronic Lottery" in the Republic of Peru. The initial term of the contract is fifteen years with an option to renew for an additional fifteen-year period. We estimate that the new contract will generate approximately $30.0 million of revenue over the initial five-year period.

        On February 20, 2003, the New Mexico Lottery Authority board of directors approved us as the choice for such lottery authority's instant ticket and related services contract. We anticipate that the contract will generate approximately $5.3 million of revenue over its four-year term.

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

        The following table provides notional amounts and exchange rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Canadian Currency Hedge
March 31, 2003
(dollars in thousands)

	Notional Amount
								Fair value
	2003	2004	2005	2006	2007	Thereafter	Total
Canadian currency hedge:
U.S. $amount	$35,188	2,725	—	—	—	—	37,913	(2,117)
Exchange rate	1.57	1.59	—	—	—	—	1.57	—

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Stockholders

        None.

Item 5. Other Information

        The Company's Proxy Statement dated August 12, 2002 for last year's annual meeting indicated that proposals by stockholders intended to be presented at the 2003 annual meeting of stockholders should be received by June 30, 2003, based on the mailing date of the proxy materials for last year's annual meeting held on September 10, 2002. The 2003 annual meeting is scheduled to take place on June 23, 2003, and, accordingly, the Company will require that any proposal that a stockholder wishes to present at such annual meeting must be received by the Secretary of the Company by June 2, 2003. Moreover, under Securities and Exchange Commission rules the Company's proxies will have discretionary voting authority with respect to any such proposal unless that proposal is submitted a reasonable time prior to the mailing of the Company's proxy statement for the 2003 annual meeting; that mailing is presently anticipated to occur on or about May 23, 2003. Stockholders must also comply with such rules as may be prescribed from time to time by the Securities and Exchange Commission regarding proposals of security holders. Stockholders had until April 14, 2003 to submit a proposal for inclusion in the Company's proxy statement.

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

  (b)
  Reports on Form 8-K

        A current report on Form 8-K was filed on January 24, 2003, in which the Company reported that its direct subsidiary, Scientific Games International, Inc. ("SGI"), acquired 8,616,738 shares of common stock of MDI Entertainment ("MDI") on January 9, 2003 through a tender offer for $1.60 per share in cash, and completed, on January 17, 2003, a merger in which MDI became a wholly owned subsidiary of SGI. A current report on Form 8-K/A was filed on March 25, 2003, in which the Company reported that it had determined that historical financial statements of MDI and pro forma financial information giving effect to the acquisition of MDI were not required to be filed by amendment to the Form 8-K filed on January 24, 2003.

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
EXPLANATORY NOTE
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
DISCLOSURE CONTROLS AND PROCEDURES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2003
SIGNATURES
CERTIFICATION
CERTIFICATION
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2003
INDEX TO EXHIBITS