Form 10-Q
period 2003-06-30
SCIENTIFIC GAMES CORP
filed 2003-08-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-13063

SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0422894 (IRS Employer Identification No.)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2003:

Class A Common Stock: 60,118,142
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
THREE MONTHS ENDED JUNE 30, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,929	41,122
Accounts receivable, net of allowance for doubtful accounts of $3,772 and $3,488 at December 31, 2002 and June 30, 2003, respectively	53,260	60,109
Inventories	20,535	26,389
Prepaid expenses, deposits and other current assets	22,654	19,673

Total current assets	131,378	147,293

Property and equipment, at cost	404,685	418,078
Less accumulated depreciation	203,819	224,055

Net property and equipment	200,866	194,023

Goodwill	183,770	210,843
Other intangible assets, net	57,822	59,218
Other assets and investments	83,986	84,431

Total assets	$657,822	695,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$3,865	3,795
Accounts payable	23,888	26,397
Accrued liabilities	53,513	61,268
Interest payable	3,597	3,496

Total current liabilities	84,863	94,956

Deferred income taxes	25,207	25,050
Other long-term liabilities	22,318	29,017
Long-term debt, excluding current installments	356,664	353,460

Total liabilities	489,052	502,483

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,248 and 1,286 shares outstanding at December 31, 2002 and June 30, 2003, respectively	1,248	1,286
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 and 1.194 shares outstanding at December 31, 2002 and June 30, 2003, respectively	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 59,375 and 59,934 shares outstanding at December 31, 2002 and June 30, 2003, respectively	594	599
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	384,927	389,912
Accumulated losses	(214,135)	(193,986)
Treasury stock, at cost	(3,539)	(3,539)
Accumulated other comprehensive loss	(326)	(948)

Total stockholders' equity	168,770	193,325

Total liabilities and stockholders' equity	$657,822	695,808

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2002 and 2003
(Unaudited, in thousands, except per share amounts)

	2002	2003
Operating revenues:
Services	$96,760	110,130
Sales	17,507	18,719

	114,267	128,849

Operating expenses (exclusive of depreciation and amortization shown below):
Services	55,237	59,886
Sales	11,676	12,531
Amortization of service contract software	1,214	1,344

	68,127	73,761

Total gross profit	46,140	55,088
Selling, general and administrative expenses	15,753	19,369
Depreciation and amortization	9,669	9,847

Operating income	20,718	25,872

Other deductions (income):
Interest expense	11,561	6,172
Other (income) expense	(161)	72

	11,400	6,244

Income before income tax expense	9,318	19,628
Income tax expense	1,196	7,058

Net income	8,122	12,570
Convertible preferred stock paid-in-kind dividend	1,851	1,895

Net income available to common stockholders	$6,271	10,675

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.15	0.18

Diluted net income available to common stockholders	$0.11	0.14

Weighted average number of shares used in per share calculations:
Basic shares	43,048	59,868

Diluted shares	71,983	89,228

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2002 and 2003
(Unaudited, in thousands, except per share amounts)

	2002	2003
Operating revenues:
Services	$189,263	215,397
Sales	31,976	36,670

	221,239	252,067

Operating expenses (exclusive of depreciation and amortization shown below):
Services	108,486	117,514
Sales	20,914	24,938
Amortization of service contract software	2,423	2,611

	131,823	145,063

Total gross profit	89,416	107,004
Selling, general and administrative expenses	30,113	37,711
Depreciation and amortization	18,866	19,628

Operating income	40,437	49,665

Other deductions (income):
Interest expense	23,012	12,404
Other income	(229)	(32)

	22,783	12,372

Income before income tax expense	17,654	37,293
Income tax expense	12,541	13,402

Net income	5,113	23,891
Convertible preferred stock paid-in-kind dividend	3,654	3,742

Net income available to common stockholders	$1,459	20,149

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.03	0.34

Diluted net income available to common stockholders	$0.03	0.27

Weighted average number of shares used in per share calculations:
Basic shares	42,546	59,660

Diluted shares	49,411	88,386

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2003
(Unaudited, in thousands)

	2002	2003
Cash flows from operating activities:
Net income	$5,113	23,891

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,289	22,239
Changes in operating assets and liabilities, net of effects of business acquisitions	(14,752)	(8,596)
Change in deferred income taxes	9,338	10,095
Other	1,433	1,274

Total adjustments	17,308	25,012

Net cash provided by operating activities	22,421	48,903

Cash flows from investing activities:
Capital expenditures	(6,628)	(5,543)
Wagering systems expenditures	(6,888)	(4,756)
Business acquisition, net of cash acquired	(4,104)	(20,760)
Increase in other assets and liabilities, net	(4,372)	(9,481)

Net cash used in investing activities	(21,992)	(40,540)

Cash flows from financing activities:
Net borrowings under lines of credit	(4,250)	—
Payments on long-term debt	(4,401)	(3,761)
Proceeds from the issuance of common stock	1,273	1,157

Net cash used in financing activities	(7,378)	(2,604)

Effect of exchange rate changes on cash and cash equivalents	1,128	434

Increase (decrease) in cash and cash equivalents	(5,821)	6,193
Cash and cash equivalents, beginning of period	12,649	34,929

Cash and cash equivalents, end of period	$6,828	41,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,000	11,796

Income taxes, net of refunds	$(1,126)	2,283

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$3,654	3,742

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)   Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of June 30, 2003 and the consolidated statements of operations for the three and six months ended June 30, 2002 and 2003, and the consolidated condensed statements of cash flows for the six months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2003 and the results of its operations for the three and six months ended June 30, 2002 and 2003 and its cash flows for the six months ended June 30, 2002 and 2003 have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K, as amended. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income available to common stockholders per share for the three and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Income (numerator)
Net income available to common stockholders (basic)	$6,271	10,675	1,459	20,149
Add back preferred stock paid-in-kind dividend	1,851	1,895	3,654	3,742

Income before preferred dividend available to common stockholders (diluted)	$8,122	12,570	5,113	23,891

Shares (denominator)
Basic weighted average common shares outstanding	43,048	59,868	42,546	59,660
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	28,935	29,360	6,865	28,726

Diluted weighted average common shares outstanding	71,983	89,228	49,411	88,386

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.15	0.18	0.03	0.34

Diluted net income per share available to common stockholders	$0.11	0.14	0.03	0.27

        At June 30, 2002 and 2003, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future. Potential common shares are not included in the calculation of dilutive net loss per share for the six months ended June 30, 2002 since inclusion would be anti-dilutive. (See Notes 14 and 15 to the Consolidated Financial Statements for the year ended December 31, 2002 in the Company's 2002 Annual Report on Form 10-K, as amended.)

Stock-Based Compensation

        The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no stock compensation expense has been recognized for a substantial majority of its stock-based compensation plans. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income available to common stockholders as reported	$6,271	10,675	1,459	20,149
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(658)	(999)	(1,315)	(1,882)

Pro forma net income available to common stockholders	$5,613	9,676	144	18,267

Net income available to common stockholders per basic share:
As reported	$0.15	0.18	0.03	0.34

Pro forma	$0.13	0.16	—	0.31

Net income available to common stockholders per diluted share:
As reported	$0.11	0.14	0.03	0.27

Pro forma	$0.11	0.13	—	0.26

(2)   Acquisition of MDI Entertainment, Inc.

        On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash. With the purchase of MDI, the Company significantly expanded its offerings of licensed branded products and prize fulfillment and related services. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. The Company's portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson, Wheel of Fortune, and many others. The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The purchase price totaled approximately $22,958, including fees and expenses. The excess of the purchase price over the fair value of the net assets acquired is currently estimated to be approximately $26,933 and has been recorded as goodwill. This estimate is subject to revisions until the valuations of MDI's assets and liabilities are completed. The operating results of MDI have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma operating results for the three and six months ended June 30, 2003 would not have been materially different from the actual reported results.

(3)   Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and six months ended June 30, 2002 and 2003, and assets at June 30, 2002 and 2003, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended June 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$59,446	21,033	16,281	—	96,760
Sales revenues	5,897	1,557	—	10,053	17,507

Total revenues	65,343	22,590	16,281	10,053	114,267

Cost of service	32,550	11,808	10,879	—	55,237
Cost of sales	4,226	811	—	6,639	11,676
Amortization of service contract software	538	676	—	—	1,214

Total operating expenses	37,314	13,295	10,879	6,639	68,127

Gross profit	28,029	9,295	5,402	3,414	46,140
Selling, general and administrative expenses	7,041	2,499	685	1,075	11,300
Depreciation and amortization	5,805	2,872	435	470	9,582

Segment operating income	15,183	3,924	4,282	1,869	25,258

Unallocated corporate expense					4,540

Consolidated operating income					$20,718

Capital and wagering systems expenditures	$3,149	2,158	781	594	6,682

	Three Months Ended June 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$72,530	20,775	16,825	—	110,130
Sales revenues	5,511	776	—	12,432	18,719

Total revenues	78,041	21,551	16,825	12,432	128,849

Cost of service	36,970	11,250	11,666	—	59,886
Cost of sales	3,833	469	—	8,229	12,531
Amortization of service contract software	749	595	—	—	1,344

Total operating expenses	41,552	12,314	11,666	8,229	73,761

Gross profit	36,489	9,237	5,159	4,203	55,088
Selling, general and administrative expenses	9,071	3,140	847	1,177	14,235
Depreciation and amortization	5,733	2,793	514	631	9,671

Segment operating income	21,685	3,304	3,798	2,395	31,182

Unallocated corporate expense					5,310

Consolidated operating income					$25,872

Capital and wagering systems expenditures	$4,046	1,879	311	688	6,924

	Six Months Ended June 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$117,524	40,657	31,082	—	189,263
Sales revenues	7,838	3,310	—	20,828	31,976

Total revenues	125,362	43,967	31,082	20,828	221,239

Cost of service	64,715	22,683	21,088	—	108,486
Cost of sales	5,708	1,545	—	13,661	20,914
Amortization of service contract software	1,121	1,302	—	—	2,423

Total operating expenses	71,544	25,530	21,088	13,661	131,823

Gross profit	53,818	18,437	9,994	7,167	89,416
Selling, general and administrative expenses	13,524	4,337	1,314	2,223	21,398
Depreciation and amortization	11,211	5,681	855	945	18,692

Segment operating income	29,083	8,419	7,825	3,999	49,326

Unallocated corporate expense					8,889

Consolidated operating income					$40,437

Assets at June 30, 2002	$296,435	226,732	35,374	36,965	595,506

Capital and wagering systems expenditures	$7,794	3,499	945	1,278	13,516

	Six Months Ended June 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$143,494	39,705	32,198	—	215,397
Sales revenues	11,558	2,816	—	22,296	36,670

Total revenues	155,052	42,521	32,198	22,296	252,067

Cost of service	73,301	21,998	22,215	—	117,514
Cost of sales	8,318	1,722	—	14,898	24,938
Amortization of service contract software	1,410	1,201	—	—	2,611

Total operating expenses	83,029	24,921	22,215	14,898	145,063

Gross profit	72,023	17,600	9,983	7,398	107,004
Selling, general and administrative expenses	18,304	5,372	1,749	2,391	27,816
Depreciation and amortization	11,406	5,562	1,017	1,278	19,263

Segment operating income	42,313	6,666	7,217	3,729	59,925

Unallocated corporate expense					10,260

Consolidated operating income					$49,665

Assets at June 30, 2003	$337,449	282,417	35,663	40,279	695,808

Capital and wagering systems expenditures	$5,768	2,935	610	986	10,299

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Reportable consolidated operating income	$20,718	25,872	40,437	49,665
Interest expense	11,561	6,172	23,012	12,404
Other (income) expense	(161)	72	(229)	(32)

Income before income tax expense	$9,318	19,628	17,654	37,293

(4)   Income Tax Expense

        Income tax expense was $7,058 and $13,402 for the three and six months ended June 30, 2003, respectively. Due to the recognition of the income tax asset from the net operating loss carryforward ("NOL") in the fourth quarter of 2002 the effective income tax rate for the three and six months ended June 30, 2003 is approximately 36%, which differed from the federal statutory rate of 35% primarily due to foreign and state income taxes.

        For the three and six months ended June 30, 2002, income tax expense totaled $1,196 and $12,541, respectively. This expense primarily reflects foreign and state income taxes, and a $9,790 charge in the first quarter of 2002 related to the adoption of SFAS 142, which caused us to reduce the recorded amount of our NOL from $18,520 and $8,730 to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. No current tax benefit was recognized on domestic operating losses in either period in 2002 in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

(5)   Comprehensive Income

        The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2002 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income	$8,122	12,570	5,113	23,891
Other comprehensive income (loss):
Foreign currency translation	3,789	2,381	2,786	2,308
Unrealized gain on investments	(355)	7	—	876
Unrealized gain (loss) on interest rate swap agreements	(159)	—	1,702	—
Unrealized loss on Canadian dollar hedges	—	(2,325)	—	(3,806)

Other comprehensive income (loss)	3,275	63	4,488	(622)

Comprehensive income	$11,397	12,633	9,601	23,269

(6)   Inventories

        Inventories consist of the following:

	December 31, 2002	June 30, 2003
Parts and work-in-process	$10,850	14,422
Finished goods	9,685	11,967

	$20,535	26,389

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)   Debt

        At June 30, 2003, the Company had approximately $26,918 available for borrowing under the Company's revolving credit facility, which was entered into on December 19, 2002 as part of the Company's new senior secured credit facility (the "2002 Facility"). There were no borrowings outstanding under the revolving credit feature of the 2002 Facility, but approximately $23,082 in letters of credit was issued under the 2002 Facility at June 30, 2003. At December 31, 2002, the Company's available borrowing capacity under the 2002 Facility was $28,171. As of June 30, 2003, there was $288,550 outstanding under the Term B Loan under the 2002 Facility, and $65,584 of the Company's 12 1/2% Senior Subordinated Notes (the "Notes") were outstanding.

(8)   Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of December 31, 2002 and June 30, 2003. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288

		19,025	5,305	13,720

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$73,564	15,742	57,822

Balance at June 30, 2003
Amortizable intangible assets:
Patents	15	$2,570	193	2,377
Customer lists	14	15,375	5,037	10,338
Customer service contracts	15	3,567	1,166	2,401

		21,512	6,396	15,116

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$76,051	16,833	59,218

        The aggregate intangible amortization expense for the six-month period ended June 30, 2003 was approximately $1,091. The estimated intangible asset amortization expense for the year ending December 31, 2003 and for each of the subsequent four years ending December 31, 2007 are $2,246, $2,006, $1,258, $971 and $969, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2002 to June 30, 2003. The Company recorded a $915 increase in goodwill in 2003 in connection with an earnout payment pursuant to the SERCHI (as defined below) purchase agreement. Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5, 2002 acquisition of 65% of the issued and outstanding shares of Serigrafica Chilena S.A. ("SERCHI"), was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003. The Company recorded an increase to goodwill on January 9, 2003 of $26,933 related to the initial purchase price allocation of the

MDI acquisition, subject to revision pending the completion of the final valuation and allocation of the purchase price.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Group	Totals
Balance at December 31, 2002	$183,283	487	—	—	183,770
Adjustments:
Addition to goodwill in connection with the final price allocation of SERCHI	915	—	—	—	915
Reclassification of customer service contract to intangible assets in connection with the final purchase price allocation of SERCHI	(775)	—	—	—	(775)
Record the initial value of goodwill acquired in connection with the acquisition of MDI	26,933	—	—	—	26,933

Balance at June 30, 2003	$210,356	487	—	—	210,843

(9)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and the 2002 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2002 and June 30, 2003 and for the three and six months ended June 30, 2002 and 2003. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the 2002 Facility was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$30,798	(488)	10,812	—	41,122
Accounts receivable, net	—	39,144	21,004	(39)	60,109
Inventories	—	20,776	6,221	(608)	26,389
Other current assets	7,171	6,375	6,097	30	19,673
Property and equipment, net	3,366	140,284	51,004	(631)	194,023
Investment in subsidiaries	411,780	27,248	—	(439,028)	—
Goodwill	183	206,605	4,055	—	210,843
Intangible assets	—	54,126	5,092	—	59,218
Other assets	45,189	41,376	6,196	(8,330)	84,431

Total assets	$498,487	535,446	110,481	(448,606)	695,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,287	6	502	—	3,795
Current liabilities	13,855	51,999	24,354	953	91,161
Long-term debt, excluding current installments	353,318	—	142	—	353,460
Other non-current liabilities	15,410	27,010	11,525	122	54,067
Intercompany balances	(80,708)	64,622	17,883	(1,797)	—
Stockholders' equity	193,325	391,809	56,075	(447,884)	193,325

Total liabilities and stockholders' equity	$498,487	535,446	110,481	(448,606)	695,808

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	86,166	29,972	(1,871)	114,267
Operating expenses	—	48,305	20,397	(1,789)	66,913
Amortization of service contract software	—	1,114	100	—	1,214

Gross profit	—	36,747	9,475	(82)	46,140
Selling, general and administrative expenses	4,451	8,720	2,585	(3)	15,753
Depreciation and amortization	87	7,652	1,934	(4)	9,669

Operating income (loss)	(4,538)	20,375	4,956	(75)	20,718
Interest expense	11,296	227	348	(310)	11,561
Other (income) expense	2	(892)	434	295	(161)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,836)	21,040	4,174	(60)	9,318
Equity in income of subsidiaries	24,100	—	—	(24,100)	—
Income tax expense	142	61	993	—	1,196

Net income	$8,122	20,979	3,181	(24,160)	8,122

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	97,387	33,126	(1,664)	128,849
Operating expenses	—	52,000	22,018	(1,601)	72,417
Amortization of service contract software	—	1,245	99	—	1,344

Gross profit	—	44,142	11,009	(63)	55,088
Selling, general and administrative expenses	5,284	10,637	3,451	(3)	19,369
Depreciation and amortization	176	7,500	2,171	—	9,847

Operating income (loss)	(5,460)	26,005	5,387	(60)	25,872
Interest expense	6,031	181	1,054	(1,094)	6,172
Other (income) expense	87	(1,757)	650	1,092	72

Income (loss) before equity in income of subsidiaries, and income taxes	(11,578)	27,581	3,683	(58)	19,628
Equity in income of subsidiaries	30,287	—	—	(30,287)	—
Income tax expense	6,139	117	802	—	7,058

Net income	$12,570	27,464	2,881	(30,345)	12,570

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	173,040	54,556	(6,357)	221,239
Operating expenses	—	98,621	37,033	(6,254)	129,400
Amortization of service contract software	—	2,223	200	—	2,423

Gross profit	—	72,196	17,323	(103)	89,416
Selling, general and administrative expenses	8,714	16,329	5,076	(6)	30,113
Depreciation and amortization	174	14,975	3,723	(6)	18,866

Operating income (loss)	(8,888)	40,892	8,524	(91)	40,437
Interest expense	22,591	405	657	(641)	23,012
Other (income) expense	(290)	(1,271)	761	571	(229)

Income (loss) before equity in income of subsidiaries, and income taxes	(31,189)	41,758	7,106	(21)	17,654
Equity in income of subsidiaries	46,750	—	—	(46,750)	—
Income tax expense	10,448	98	1,995	—	12,541

Net income	$5,113	41,660	5,111	(46,771)	5,113

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	194,654	60,226	(2,813)	252,067
Operating expenses	—	104,889	40,322	(2,759)	142,452
Amortization of service contract software	—	2,412	199	—	2,611

Gross profit	—	87,353	19,705	(54)	107,004
Selling, general and administrative expenses	10,045	20,989	6,683	(6)	37,711
Depreciation and amortization	365	14,978	4,285	—	19,628

Operating income (loss)	(10,410)	51,386	8,737	(48)	49,665
Interest expense	12,108	332	2,148	(2,184)	12,404
Other (income) expense	(102)	(3,095)	998	2,167	(32)

Income (loss) before equity in income of subsidiaries, and income taxes	(22,416)	54,149	5,591	(31)	37,293
Equity in income of subsidiaries	58,034	—	—	(58,034)	—
Income tax expense	11,727	204	1,471	—	13,402

Net income	$23,891	53,945	4,120	(58,065)	23,891

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$5,113	41,660	5,111	(46,771)	5,113
Depreciation and amortization	174	17,198	3,923	(6)	21,289
Equity in income of subsidiaries	(46,750)	—	—	46,750	—
Changes in operating assets and liabilities	(685)	(13,975)	514	(606)	(14,752)
Other non-cash adjustments	11,451	(780)	100	—	10,771

Net cash provided by (used in) operating activities	(30,697)	44,103	9,648	(633)	22,421

Cash flows from investing activities:
Capital and wagering systems expenditures	(6)	(8,643)	(4,950)	83	(13,516)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(786)	(1,069)	815	(3,332)	(4,372)

Net cash used in investing activities	(792)	(13,862)	(4,089)	(3,249)	(21,992)

Cash flows from financing activities:
Net repayments under lines of credit	(4,250)	—	—	—	(4,250)
Payments on long-term debt	(4,136)	(4)	(261)	—	(4,401)
Net proceeds from stock issue	1,273	—	—	—	1,273
Other, principally intercompany balances	31,654	(30,791)	(4,745)	3,882	—

Net cash provided by (used in) financing activities	24,541	(30,795)	(5,006)	3,882	(7,378)

Effect of exchange rate changes on cash	—	504	624	—	1,128

Decrease in cash and cash equivalents	(6,948)	(50)	1,177	—	(5,821)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$664	(465)	6,629	—	6,828

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$23,891	53,945	4,120	(58,065)	23,891
Depreciation and amortization	365	17,390	4,484	—	22,239
Equity in income of subsidiaries	(58,034)	—	—	58,034	—
Changes in operating assets and liabilities	464	(9,318)	663	(405)	(8,596)
Deferred Income taxes	10,721	(792)	166	—	10,095
Other non-cash adjustments	1,134	160	(20)	—	1,274

Net cash provided by (used in) operating activities	(21,459)	61,385	9,413	(436)	48,903

Cash flows from investing activities:
Capital and wagering systems expenditures	(60)	(1,255)	(8,984)	—	(10,299)
Business acquisition, net of cash acquired	—	(20,744)	(16)	—	(20,760)
Other assets and investments	(1,367)	(9,653)	1,530	9	(9,481)

Net cash used in investing activities	(1,427)	(31,652)	(7,470)	9	(40,540)

Cash flows from financing activities:
Payments on long-term debt	(3,331)	(204)	(226)	—	(3,761)
Proceeds from stock issue	1,157	—	50	(50)	1,157
Other, principally intercompany balances	30,602	(30,066)	(1,013)	477	—

Net cash provided by (used in) financing activities	28,428	(30,270)	(1,189)	427	(2,604)

Effect of exchange rate changes on cash	(67)	(131)	632	—	434

Increase (decrease) in cash and cash equivalents	5,475	(668)	1,386	—	6,193
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of period	$30,798	(488)	10,812	—	41,122

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003

Background

        The following discussion addresses our financial condition as of June 30, 2003 and the results of our operations for the three and six month periods ended June 30, 2003, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K, as amended.

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

        In January 2003, we significantly expanded our offerings of licensed branded lottery products and prize fulfillment and related services with the acquisition of MDI. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. Our portfolio of licensed brands now includes Mandalay Bay, NBA, Harley Davidson and Wheel of Fortune, plus many others. We expect that our acquisition of MDI will enable us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate additional revenues.

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

Results of Operations: See Note 3—Business Segments

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Revenue Analysis

        For the three months ended June 30, 2003, revenues of $128.8 million improved $14.6 million or 13% overall as compared to the prior year quarter, reflecting a $13.4 million or 14% increase in service revenue and a $1.2 million or 7% increase in sales revenue.

        The increase in service revenue in the three months ended June 30, 2003 is primarily attributable to a $13.1 million or 22% increase in revenues in the Lottery Group as compared to the prior year quarter, of which $5.6 million is the increase in licensed branded lottery products and prize fulfillment and related services, primarily attributable to the addition of MDI beginning January 10, 2003, $3.7 million improvement in revenues related to the Company's cooperative services programs and European lottery operations, and a $3.6 million improvement in lottery ticket sales, primarily in the US and Latin America. Pari-mutuel Group service revenues were down slightly compared to the previous year primarily due to lower wagering caused by concerns over the war in Iraq, a slowing economy and a horsemen's strike in Chicago. Venue Management Group service revenues increased approximately $0.5 million or 3% compared to the prior year quarter due primarily to increased Handle (dollars wagered) in its raceview centers and more favorable exchange rates in The Netherlands.

        The $1.2 million increase in sales revenue in the three months ended June 30, 2003 is primarily attributable to the $2.4 million or 24% improvement in revenues in the Telecommunications Products Group as compared to the prior year quarter due primarily to increased sales volume and the impact of favorable exchange rates, partially offset by lower pari-mutuel and lottery systems and equipment sales.

Gross Profit Analysis

        Gross profit of $55.1 million for the three months ended June 30, 2003 increased $8.9 million or 19% as compared to the same period in 2002, reflecting an $8.6 million or 21% improvement on service revenues, and a $0.3 million or 6% improvement on sales revenues. Margin improvements related to service revenues were primarily attributable to the addition of MDI beginning January 10, 2003, increased revenues in our cooperative services programs and European lottery operations, and increased lottery ticket sales, primarily in the US and Latin America, as compared to the prior year quarter. An increase of $0.3 million or 3% in gross margin in the Pari-mutuel Group is primarily due to a new service contract customer in Poland and favorable euro exchange rates. Increased gross profit on sales were due to increased sales revenue in the Telecommunications Products Group, which contributed approximately $0.8 million or 23% in gross margin increase during the second quarter of 2003 as compared to the same period in 2002 primarily due to improved volumes and favorable exchange rates, partially offset by an unfavorable mix of systems and equipment sold.

Expense Analysis

        Selling, general and administrative expenses of $19.4 million in the three months ended June 30, 2003 were $3.6 million or 23% higher than in the same period in 2002, primarily due to $1.5 million of selling, general and administrative expenses of the recently acquired SERCHI and MDI businesses, $1.8 million for increased sales and marketing costs, compensation, medical costs and professional service fees, and $0.3 million in costs associated with the commencement of the integration of our totalisator and lottery systems businesses.

        Depreciation and amortization expense, including amortization of service contract software, of $11.2 million in the three months ended June 30, 2003 increased $0.3 million or 3% from the same period in 2002, primarily due to the acquisition of MDI and increased amortization expense on intangibles as a result of reclassifications made pursuant to the final purchase price allocation of SERCHI.

        Interest expense of $6.2 million in the three months ended June 30, 2003 decreased $5.4 million from $11.6 million in the same period in 2002, primarily as a result of the debt reduction program begun in 2002. (See "Liquidity, Capital Resources and Working Capital.")

Income Tax Expense

        Income tax expense of $7.1 million in the three months ended June 30, 2003 increased $5.9 million from $1.2 million in the same period in 2002. Due to the recognition of the income tax asset from the net operating loss carryforward ("NOL") in the fourth quarter of 2002, the income tax provision for the three-month period ended June 30, 2003 is approximately 36% compared to a tax rate of approximately 13% in the same period in 2002. We estimate that our cash tax rate for fiscal 2003 will be approximately 18%.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Revenue Analysis

        For the six months ended June 30, 2003, revenues of $252.1 million improved $30.8 million or 14% overall as compared to the prior year period, reflecting a $26.1 million or 14% increase in service revenue and a $4.7 million or 15% increase in sales revenue.

        The increase in service revenue in the six months ended June 30, 2003 is primarily attributable to a $26.0 million or 22% increase in revenues in the Lottery Group as compared to the prior year period, of which $9.8 million improvement is in licensed branded lottery products and prize fulfillment and related services, primarily attributable to the addition of MDI beginning January 10, 2003, $4.8 million improvement in revenues related to the Company's cooperative services programs and European lottery operations, and a $11.4 million improvement in lottery ticket sales, primarily in the US and Latin America. Pari-mutuel Group service revenues were approximately $1.0 million or 2% lower than the prior year period primarily due to lower Handle caused by severe winter weather conditions in the northeast, concerns over the war in Iraq, a slowing economy and a horsemen's strike in Chicago. Venue Management Group service revenues increased approximately $1.1 million or 4% compared to the prior year period due primarily to increased Handle in its raceview centers, increased commissions from the Mohegan Sun Casino, and more favorable exchange rates in The Netherlands.

        The $4.7 million increase in sales revenue in the six months ended June 30, 2003 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group, coupled with a $1.5 million or 7% improvement in revenues in the Telecommunications Products Group as compared to the prior year period, due primarily to increased volume and the impact of favorable exchange rates in the European prepaid cellular phone card market.

Gross Profit Analysis

        Gross profit of $107.0 million for the six months ended June 30, 2003 increased $17.6 million or 20% as compared to the same period in 2002, reflecting a $16.9 million or 22% improvement on service revenues, and a $0.7 million or 6% improvement on sales revenues. Margin improvements as compared to the prior year period related to service revenues were primarily attributable to improvement in revenues related to our cooperative services programs and European lottery operations, and improvement in lottery ticket sales, primarily in the US and Latin America, and the addition of MDI beginning January 10, 2003. A decrease of $0.2 million or 1% in gross margin was caused by lower Handle-related service revenues in the Pari-mutuel Group as explained above. Increased sales revenue contributed approximately $0.7 million or 6% in gross margin increase during the six-month period of 2003 as compared to the same period in 2002 primarily due to higher levels of lottery systems and equipment sales, coupled with a $0.2 million margin improvement in the Telecommunications Products Group as compared to the prior year period due primarily to increased volume.

Expense Analysis

        Selling, general and administrative expenses of $37.7 million in the six months ended June 30, 2003 were $7.6 million or 25% higher than in the same period in 2002, primarily due to the $2.9 million of selling, general and administrative expenses of the recently acquired SERCHI and MDI businesses, a $3.8 million increase in sales and marketing costs, compensation, medical costs and professional service fees, a $0.5 million favorable settlement of litigation in 2002, and $0.3 million in costs associated with the commencement of the integration of our totalisator and lottery systems businesses.

        Depreciation and amortization expense, including amortization of service contract software, of $22.2 million in the six months ended June 30, 2003 increased $1.0 million or 4% from the same period in 2002, primarily due to the acquisition of MDI, increased amortization expense on intangibles as a result of reclassifications made pursuant to the final purchase price allocation of SERCHI, and the amortization of deferred installation costs of new lottery contracts.

        Interest expense of $12.4 million in the six months ended June 30, 2003 decreased $10.6 million from $23.0 million in the same period in 2002, primarily as a result of the debt reduction program begun in 2002. (See "Liquidity, Capital Resources and Working Capital.")

Income Tax Expense

        Income tax expense of $13.4 million in the six months ended June 30, 2003 increased $0.9 million from $12.5 million in the same period in 2002. Due to the recognition of the income tax asset from the NOL in the fourth quarter of 2002, the income tax provision for the period ended June 30, 2003 is approximately 36% compared to a state and foreign tax rate of approximately 16% in the same period in 2002. In the first quarter of 2002, we also recorded a charge of $9.8 million relating to the adoption of SFAS 142, which caused us to reduce the recorded amount of our NOL from $18.5 million to $8.7 million to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. No current tax benefit was recognized on domestic operating losses as of June 30, 2002 in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K, as amended. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

        In 2002, we initiated a debt reduction program. In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the "2002 Offering") and used the net proceeds of approximately $98.4 million (after deducting underwriting discounts, commissions and prior to deducting offering expenses) to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes ("Notes"). As a result of these transactions, our capital structure improved, and Standard & Poor's Ratings Group and Moody's Investors Service, Inc. upgraded our credit ratings to BB- and Ba3, respectively, where they remain today. In December 2002, we replaced our existing senior secured credit facility (the "2000 Facility"), with the 2002 Facility, which consists of a $50.0 million revolving credit facility due 2006 that can be increased to $70.0 million, and a $290.0 million Term B Loan due 2008. In May 2003, we repurchased an additional $1.5 million of our Notes. As a result of our debt reduction program, we expect interest expense in 2003 to total approximately $26.0 million, assuming debt levels and interest rates remain constant. Approximately 82% of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.4 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2002 Facility (the "Credit Agreement") contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the Credit Agreement governing the 2002 Facility contains the following financial covenants at June 30, 2003 that are computed quarterly on a rolling four-quarter basis as applicable:

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

  •
  A minimum Consolidated Interest Coverage Ratio of 3.00, which will be increased according to the terms of the Credit Agreement through July 1, 2004, from which date until December 2008 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

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

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at June 30, 2003 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        The 2002 Facility provides for borrowings up to $50.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At June 30, 2003, we had outstanding letters of credit of $23.1 million, but no outstanding borrowings under the 2002 Facility, leaving us with a total availability of $26.9 million as compared to $28.2 million at December 31, 2002. Our ability to continue to borrow under the 2002 Facility will depend on remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants. Presently, we have not sought and, therefore, do not have any other financing commitments.

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

        At June 30, 2003, our available cash and borrowing capacity totaled $68.0 million compared to $63.1 million at December 31, 2002. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. In the six months ended June 30, 2003, net cash provided by operating activities of $48.9 million exceeded cash used in investing activities of $40.5 million, including $20.7 million to fund the acquisition of MDI, and net cash used to repay long-term debt. The $48.9 million amount consisted of $57.5 million that was provided by operations and $8.6 million that was used for changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory and decreases in accrued liabilities.

        We believe that our cash flow from operations, available cash and available borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our

12 1/2% Senior Subordinated Notes, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including our revolving credit facility and our 12 1/2% Senior Subordinated Notes, on commercially reasonable terms or at all.

Impact of Recently Issued Accounting Standards

        In May 2003, the Financial Accounting Standards Board (the "FASB") issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 requires that certain financial instruments which have characteristics of both liabilities and equity be classified as liabilities, or, in some circumstances, assets, if they fall within the scope of SFAS 150. We were required to adopt SFAS 150 for all financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for all other financial instruments. The adoption of SFAS 150 did not have a material impact on our consolidated operations or financial position, as we are now constituted.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. We are required to adopt SFAS 149 for all contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated operations or financial position, as we are now constituted.

        In December 2002 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which elaborates on Accounting Research Bulletin No. 51, Consolidated Financial Statements, to addresses consolidation by business enterprises of variable interest entities (previously often referred to as special purpose entities), which have one or both of the following characteristics:

  •
  The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; or

  •
  The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

  •
  The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights,

  •
  The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or

  •
  The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

        Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that this statement will have an impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued, and clarifies that a liability is to be recognized at the inception of a guarantee for the fair value of the obligation undertaken in issuing the guarantee. We complied with the disclosure requirements of Interpretation No. 45 in our December 31, 2002 financial statements and have adopted the initial recognition and initial measurement provisions, which are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that Interpretation No. 45 will have an impact on our financial statements.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Among other changes, SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. We were required to adopt SFAS 145, effective January 1, 2003. Pursuant to SFAS 145, we will be required to reclassify the extraordinary losses we incurred in 2002 to other income/deductions in future reports.

        On March 12, 2003, the FASB added to its agenda two projects that will seek to improve the accounting and disclosures relating to stock-based compensation and pension costs. Among other issues, the project on stock-based compensation will address whether to require that the cost of employee stock options be treated as an expense. The FASB plans to start deliberating the key issues on this subject at future public meetings with a view to issuing an Exposure Draft later this year that could become effective in 2004. Separately, the FASB decided to add a project to its agenda that would seek to improve disclosures relating to employer pension plans. As part of this project, the FASB will address perceived deficiencies in current pension accounting by identifying ways to enhance disclosures about pension costs, plan assets, obligations and funding requirements. Until final standards are issued, we will not be able to quantify the impact, if any, that these two projects will have on our future consolidated operations or financial position.

Recent Developments

        On July 24, 2003, we announced that we expected to revise our previously filed financial statements for the fiscal year ended October 31, 2000 and subsequent periods through December 31, 2002. On August 14, 2003, we amended our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for each of the quarterly periods in fiscal 2002 and the quarter ended March 31, 2003. These restatements arose because it was determined that a portion of the deferred tax asset, in the form of a net operating loss carryforward, recognized in the fourth quarter of 2002, should have been recognized at the time of the Company's acquisition of Scientific Games Holdings Corp. on September 6, 2000 as a reduction to the goodwill resulting from that acquisition. These restatements are non-cash adjustments that have no effect on our previously reported revenues or EBITDA (earnings before interest, taxes, depreciation and amortization), nor do they have any effect on revenues, EBITDA or net income for fiscal 2003 and future years.

        On June 4, 2003, we announced that our Austrian subsidiary, Scientific Games International GmbH ("Scientific Games Austria"), signed a contract with SWISSLOS to deliver an on-line gaming system that will operate the Swiss version of the popular ODDSET sports betting products. Langen, the first Oddset game, is scheduled to launch in October 2003. Software for the existing terminals will be provided by the incumbent terminal vendor, Wincor Nixdorf, which will provide its products as a subcontractor to Scientific Games Austria.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2003 approximately 18% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Liquidity, Capital Resources and Working Capital.")

Principal Amount by Expected Maturity—Average Interest Rate
June 30, 2003

	2003	2004	2005	2006	2007	Thereafter	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	78,701
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$2,050	3,564	3,324	3,312	3,249	276,172	291,671	290,647
Average interest rate	4.99%	4.75%	4.62%	4.63%	4.62%	4.62%	4.59%

        Since 2002, we have been party to derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which have a notional value of 59.7 million Canadian dollars at June 30, 2003, have been designated as cash flow hedges. For the three month and six month periods ended June 30, 2003, we recorded debits to other comprehensive income (loss) of $3.8 million and $6.3 million, respectively, for the change in the fair value of these foreign exchange instruments, bringing the cumulative total to a debit balance of $6.0 million.

        The following table provides notional amounts and exchange rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Canadian Currency Hedge
June 30, 2003

	Notional Amount
								Fair value
	2003	2004	2005	2006	2007	Thereafter	Total
	(dollars in thousands)
Canadian currency hedge:
U.S. $ amount	$35,188	2,725	—	—	—	—	37,913	(5,992)
Exchange rate	1.57	1.59	—	—	—	—	1.57	—

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, The Netherlands, France, Austria, Chile and Peru. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible; (ii) utilizing borrowings denominated in foreign currency; and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

CONTROLS AND PROCEDURES

        We maintain "disclosure controls and procedures," as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this quarterly report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting that has occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended June 30, 2003

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of our Stockholders was held on June 23, 2003 to elect nine directors, to ratify the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2003 and to approve the adoption of our 2003 Incentive Compensation Plan. The holders of our Class A Common Stock and our Series A Convertible Preferred Stock at the close of business on May 16, 2003, the record date for the Annual Meeting, voted together as a single class with respect to all matters other than the election of the four directors designated by the holders of the Preferred Stock, Messrs. Antonio Belloni, Rosario Bifulco, Peter A. Cohen and Michael S. Immordino. The holders of our convertible preferred stock voted as a separate class with respect to the election of such directors. The holders of 52,954,571 shares of our Class A Common Stock and 1,197,052 shares of our Series A Convertible Preferred Stock, representing a total of 76,426,178 votes of such Common Stock and Preferred Stock on an "as-converted" basis, were present in person or represented by proxy at the Annual Meeting. All matters put before the stockholders were approved as follows:

		For	Withheld	Against	Abstain	Broker Non-Votes
Proposal 1	Election of Directors
	A. Lorne Weil	69,797,898	6,628,280	—	—	—
	Colin J. O'Brien	75,393,482	1,032,696	—	—	—
	Eric M. Turner	76,096,260	329,918	—	—	—
	Sir Brian G. Wolfson	70,391,373	6,034,805	—	—	—
	Alan J. Zakon	75,567,591	858,587	—	—	—
	Antonio Belloni	1,197,052	—	—	—	—
	Rosario Bifulco	1,197,052	—	—	—	—
	Peter A. Cohen	1,197,052	—	—	—	—
	Michael S. Immordino	1,197,052	—	—	—	—
Proposal 2	Ratification of Appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2003	76,055,320	—	338,984	31,874	—
Proposal 3	Approval of the Company's 2003 Incentive Compensation Plan	52,875,706	—	5,680,716	483,564	17,386,192

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  31.2
  Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  32.1
  Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    A current report on Form 8-K was filed on May 23, 2003, in which the Company reported that it engaged Deloitte & Touche LLP to serve as its new independent certified public accountant and dismissed KPMG LLP ("KPMG"). The decision to change accountants was made by the Company's Audit Committee and was approved by the Board of Directors. An amendment on Form 8-K/A to such current report was filed on May 28, 2003, which amendment included the letter of KPMG addressed to the Securities and Exchange Commission that the Company undertook to file in the Form 8-K.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months and Six Months Ended June 30, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD
Name:	DeWayne E. Laird
Title:	Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 14, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months and Six Months Ended June 30, 2003

INDEX TO EXHIBITS

(a) Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended June 30, 2002 and 2003 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Six Months Ended June 30, 2002 and 2003 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2002 and 2003 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES