Form 10-Q
period 2003-09-30
SCIENTIFIC GAMES CORP
filed 2003-11-14
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2003:

      Class A Common Stock: 60,631,082
      Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,929	37,625
Accounts receivable, net of allowance for doubtful accounts of $3,772 and $4,128 at December 31, 2002 and September 30, 2003, respectively	53,260	72,350
Inventories	20,535	24,521
Prepaid expenses, deposits and other current assets	22,654	19,108

Total current assets	131,378	153,604

Property and equipment, at cost	404,685	431,006
Less accumulated depreciation	203,819	232,885

Net property and equipment	200,866	198,121

Goodwill	183,770	210,503
Other intangible assets, net	57,822	61,290
Other assets and investments	83,986	82,562

Total assets	$657,822	706,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$3,865	3,755
Accounts payable	23,888	23,984
Accrued liabilities	53,513	69,964
Interest payable	3,597	1,476

Total current liabilities	84,863	99,179

Deferred income taxes	25,207	24,722
Other long-term liabilities	22,318	22,014
Long-term debt, excluding current installments	356,664	352,674

Total liabilities	489,052	498,589

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,248 and 1,305 shares outstanding at December 31, 2002 and September 30, 2003, respectively	1,248	1,305
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 and 1.194 shares outstanding at December 31, 2002 and September 30, 2003, respectively	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 59,375 and 60,209 shares outstanding at December 31, 2002 and September 30, 2003, respectively	594	602
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	384,927	392,985
Accumulated losses	(214,135)	(182,691)
Treasury stock, at cost	(3,539)	(3,539)
Accumulated other comprehensive loss	(326)	(1,172)

Total stockholders' equity	168,770	207,491

Total liabilities and stockholders' equity	$657,822	706,080

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2002 and 2003
(Unaudited, in thousands, except per share amounts)

	2002	2003
Operating revenues:
Services	$93,932	110,350
Sales	21,220	21,713

	115,152	132,063

Operating expenses (exclusive of depreciation and amortization shown below):
Services	54,846	60,174
Sales	14,233	15,229
Amortization of service contract software	1,233	1,325

	70,312	76,728

Total gross profit	44,840	55,335
Selling, general and administrative expenses	14,812	18,741
Depreciation and amortization	9,066	9,866

Operating income	20,962	26,728

Other deductions:
Interest expense	9,783	6,171
Early extinguishment of debt (Note 1)	15,590	—
Other (income) expense	670	(199)

	26,043	5,972

Income (loss) before income tax expense	(5,081)	20,756
Income tax expense	706	7,519

Net income (loss)	(5,787)	13,237
Convertible preferred stock paid-in-kind dividend	1,899	1,942

Net income (loss) available to common stockholders	$(7,686)	11,295

Basic and diluted net income (loss) per share (Note 1):
Basic net income (loss) available to common stockholders	$(0.13)	0.19

Diluted net income (loss) available to common stockholders	$(0.13)	0.15

Weighted average number of shares used in per share calculations:
Basic shares	57,301	60,123

Diluted shares	57,301	89,196

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2002 and 2003
(Unaudited, in thousands, except per share amounts)

	2002	2003
Operating revenues:
Services	$283,195	325,747
Sales	53,196	58,383

	336,391	384,130

Operating expenses (exclusive of depreciation and amortization shown below):
Services	163,332	177,688
Sales	35,147	40,167
Amortization of service contract software	3,656	3,936

	202,135	221,791

Total gross profit	134,256	162,339
Selling, general and administrative expenses	44,925	56,452
Depreciation and amortization	27,932	29,494

Operating income	61,399	76,393

Other deductions:
Interest expense	32,795	18,575
Early extinguishment of debt (Note 1)	15,590	—
Other (income) expense	441	(231)

	48,826	18,344

Income before income tax expense	12,573	58,049
Income tax expense	13,247	20,921

Net income (loss)	(674)	37,128
Convertible preferred stock paid-in-kind dividend	5,553	5,684

Net income (loss) available to common stockholders	$(6,227)	31,444

Basic and diluted net income (loss) per share (Note 1):
Basic net income (loss) available to common stockholders	$(0.13)	0.53

Diluted net income (loss) available to common stockholders	$(0.13)	0.43

Weighted average number of shares used in per share calculations:
Basic shares	47,518	59,758

Diluted shares	47,518	87,157

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2003
(Unaudited, in thousands)

	2002	2003
Cash flows from operating activities:
Net income (loss)	$(674)	37,128

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	31,588	33,430
Change in deferred income taxes	9,109	16,193
Non-cash interest expense	1,740	1,115
Changes in operating assets and liabilities, net of effects of business acquisitions	(25,321)	(21,829)
Deferred finance fees—early extinguishment of debt (Note 1)	15,590	293
Other	246	431

Total adjustments	32,952	29,633

Net cash provided by operating activities	32,278	66,761

Cash flows from investing activities:
Capital expenditures	(10,995)	(8,726)
Wagering systems expenditures	(8,457)	(13,855)
Business acquisition, net of cash acquired	(4,104)	(20,760)
Increase in other assets and liabilities, net	(5,254)	(18,086)

Net cash used in investing activities	(28,810)	(61,427)

Cash flows from financing activities:
Net repayments under lines of credit	(4,230)	—
Net payments on long-term debt	(102,479)	(4,747)
Proceeds from the issuance of common stock	97,749	1,761

Net cash used in financing activities	(8,960)	(2,986)

Effect of exchange rate changes on cash	1,664	348

Increase (decrease) in cash and cash equivalents	(3,828)	2,696
Cash and cash equivalents, beginning of period	12,649	34,929

Cash and cash equivalents, end of period	$8,821	37,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37,716	19,581

Income taxes	$2,318	4,077

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$5,553	5,684

Financing activities in connection with the early extinguishment of debt:
Write-off of deferred financing fees	$3,452	56

Cash payment of call premiums and related fees	$12,138	237

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)    Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of September 30, 2003 and the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2003, and the consolidated condensed statements of cash flows for the nine months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2002 and 2003 and its cash flows for the nine months ended September 30, 2002 and 2003 have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K, as amended. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

Reclassifications to Prior Year's Consolidated Financial Statements

        Effective January 1, 2003, the Company adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, the Company has reclassified the extraordinary losses incurred in 2002 to other deductions-early extinguishment of debt. These debt extinguishments totaled $15,590 of pre-tax expense. Certain other reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income available to common stockholders per share for the three and nine months ended September 30, 2002 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Income (numerator)
Net income (loss) available to common stockholders (basic)	$(7,686)	11,295	(6,227)	31,444
Add back preferred stock paid-in-kind dividend(1)	—	1,942	—	5,684

Income (loss) before preferred dividend available to common stockholders (diluted)	$(7,686)	13,237	(6,227)	37,128

Shares (denominator)
Basic weighted average common shares outstanding	57,301	60,123	47,518	59,758
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares(2)	—	29,073	—	27,399

Diluted weighted average common shares outstanding	57,301	89,196	47,518	87,157

Basic and diluted per share amounts
Basic net income (loss) per share available to common stockholders	$(0.13)	0.19	(0.13)	0.53

Diluted net income (loss) per share available to common stockholders	$(0.13)	0.15	(0.13)	0.43

(1)
Series A Convertible Preferred Stock paid-in-kind dividend is not included in the calculation of diluted net income per share in the three month and nine month periods ended September 30, 2003 since the preferred stock is assumed to have been converted.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share in the three and nine month periods ended September 30, 2002 since the inclusion would be anti-dilutive.

        At September 30, 2002 and 2003, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future. (See Notes 14 and 15 to the Consolidated Financial Statements for the year ended December 31, 2002 in the Company's 2002 Annual Report on Form 10-K, as amended.)

Stock-Based Compensation

        The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Accordingly, no stock compensation expense has been recognized for a substantial majority of its stock-based compensation plans. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under Statement of Financial Accounting Standards ("SFAS") 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss) available to common stockholders as reported	$(7,686)	11,295	(6,227)	31,444
Add back preferred stock paid-in-kind dividend	—	1,942	—	5,684
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(657)	(906)	(1,972)	(2,832)

Pro forma net income (loss) available to common stockholders	$(8,343)	12,331	(8,199)	34,296

Net income (loss) available to common stockholders per basic share:
As reported	$(0.13)	0.19	(0.13)	0.53

Pro forma	$(0.15)	0.17	(0.17)	0.48

Net income (loss) available to common stockholders per diluted share:
As reported	$(0.13)	0.15	(0.13)	0.43

Pro forma	$(0.15)	0.14	(0.18)	0.40

(2)    Subsequent Event—Acquisition of IGT OnLine Entertainment Systems, Inc.

        On November 6, 2003, the Company acquired IGT's OnLine Entertainment Systems, Inc. from International Game Technology (NYSE: IGT) for $143,000 in cash subject to closing adjustments. Subsequent to the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems ("OES"). The results of OES will be included in the Company's results of operations from the date of acquisition. In its most recent fiscal year, OES had annual revenues of approximately $143,000.

        The acquisition of OES is expected to greatly strengthen the Company's presence in the lottery industry and accelerate its entrance into the video lottery systems business. The addition of OES expands the Company's geographic presence and significantly broadens its lottery product offerings. As a result of the acquisition, the Company will operate on-line lottery systems (lotto type games) in 15 states and throughout the Caribbean, in addition to supporting systems that OES delivered to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also includes OES's Advanced Gaming System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and on-line games. The Company is in the process of allocating the purchase price of OES, including performing a thorough analysis to estimate the fair value of the assets acquired and liabilities assumed, and expects a majority of the excess of the purchase price over the historical value of the net tangible and intangible assets to be allocated to goodwill.

        Funding for the OES acquisition and related fees and expenses was provided on November 6, 2003 by amending and restating the 2002 Facility (as amended and restated, the "2003 Facility") to (a) permit the OES acquisition and related incurrence of indebtedness, (b) increase the revolving credit facility by $25,000 to $75,000, (c) enter into a $462,825 Term C Loan, of which $287,825 was used to repay in full the existing Term B Loan, $143,000 was used to pay the purchase price for the OES acquisition, and the balance is available for general corporate purposes, and (d) make certain other changes to the credit agreement. The Term C Loan carries interest at the Base Rate plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, with the provision that when the Consolidated Leverage Ratio is less than 2.00:1.00 then the Base Rate margin and the LIBOR margin drop to 1.50% and 2.50%, respectively. The Term C Loan matures in December 2009 and requires quarterly principal payments of $1,157 through December 31, 2008 plus four quarterly payments of $109,921 in 2009.

(3)    Acquisition of MDI Entertainment, Inc.

        On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash. With the purchase of MDI, the Company significantly expanded its offerings of licensed branded products and prize fulfillment and related services. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley-Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. The Company's portfolio of licensed brands now includes Mandalay Bay, NBA, Harley-Davidson, Wheel-of-Fortune, and many others. The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the $22,958 purchase price over the fair values of the net assets acquired is currently estimated to be approximately $26,593 and has been recorded as goodwill. This estimate is subject to revisions until the valuations of MDI's assets and liabilities are completed. The operating results of MDI have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma operating results for the three and nine months ended September 30, 2003 would not have been materially different from the actual reported results.

(4)    Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and nine months ended September 30, 2002 and 2003, and assets at September 30, 2002 and 2003, by business segment. Corporate expenses and other deductions, including interest expense, are not allocated to business segments.

	Three Months Ended September 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$56,568	21,326	16,038	—	93,932
Sales revenues	7,824	1,320	—	12,076	21,220

Total revenues	64,392	22,646	16,038	12,076	115,152

Cost of service	31,309	12,256	11,281	—	54,846
Cost of sales	5,450	674	—	8,109	14,233
Amortization of service contract software	570	663	—	—	1,233

Total operating expenses	37,329	13,593	11,281	8,109	70,312

Gross profit	27,063	9,053	4,757	3,967	44,840
Selling, general and administrative expenses	5,927	2,136	776	1,205	10,044
Depreciation and amortization	4,982	2,866	460	634	8,942

Segment operating income	$16,154	4,051	3,521	2,128	25,854

Unallocated corporate expense					$4,892

Consolidated operating income					$20,962

Capital and wagering systems expenditures	$2,826	2,721	325	64	5,936

	Three Months Ended September 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$72,578	21,340	16,432	—	110,350
Sales revenues	8,506	1,465	—	11,742	21,713

Total revenues	81,084	22,805	16,432	11,742	132,063

Cost of service	36,647	11,728	11,799	—	60,174
Cost of sales	6,413	766	—	8,050	15,229
Amortization of service contract software	743	582	—	—	1,325

Total operating expense	43,803	13,076	11,799	8,050	76,728

Gross profit	37,281	9,729	4,633	3,692	55,335
Selling, general and administrative expenses	8,164	3,363	877	1,310	13,714
Depreciation and amortization	5,770	2,776	501	645	9,692

Segment operating income	$23,347	3,590	3,255	1,737	31,929

Unallocated corporate expense					$5,201

Consolidated operating income					$26,728

Capital and wagering systems expenditures	$10,504	1,599	86	93	12,282

	Nine Months Ended September 30, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$174,092	61,983	47,120	—	283,195
Sales revenues	15,662	4,630	—	32,904	53,196

Total revenues	189,754	66,613	47,120	32,904	336,391

Cost of service	96,024	34,939	32,369	—	163,332
Cost of sales	11,158	2,219	—	21,770	35,147
Amortization of service contract software	1,691	1,965	—	—	3,656

Total operating expenses	108,873	39,123	32,369	21,770	202,135

Gross profit	80,881	27,490	14,751	11,134	134,256
Selling, general and administrative expenses	19,452	6,473	2,090	3,428	31,443
Depreciation and amortization	16,193	8,547	1,315	1,579	27,634

Segment operating income	$45,236	12,470	11,346	6,127	75,179

Unallocated corporate expense					$13,780

Consolidated operating income					$61,399

Assets at September 30, 2002	$295,588	223,021	35,037	38,280	591,926

Capital and wagering systems expenditures	$10,620	6,220	1,270	1,342	19,452

	Nine Months Ended September 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$216,072	61,045	48,630	—	325,747
Sales revenues	20,064	4,281	—	34,038	58,383

Total revenues	236,136	65,326	48,630	34,038	384,130

Cost of service	109,948	33,726	34,014	—	177,688
Cost of sales	14,731	2,488	—	22,948	40,167
Amortization of service contract software	2,153	1,783	—	—	3,936

Total operating expense	126,832	37,997	34,014	22,948	221,791

Gross profit	109,304	27,329	14,616	11,090	162,339
Selling, general and administrative expenses	26,470	8,733	2,626	3,701	41,530
Depreciation and amortization	17,176	8,338	1,518	1,923	28,955

Segment operating income	$65,658	10,258	10,472	5,466	91,854

Unallocated corporate expense					$15,461

Consolidated operating income					$76,393

Assets at September 30, 2003	$359,014	271,010	36,085	39,971	706,080

Capital and wagering systems expenditures	$16,272	4,534	696	1,079	22,581

        The following table provides a reconciliation of consolidated operating income to consolidated income before income tax expense for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Reportable consolidated operating income	$20,962	26,728	61,399	76,393
Interest expense	9,783	6,171	32,795	18,575
Early extinguishment of debt	15,590	—	15,590	—
Other (income) expense	670	(199)	441	(231)

Income (loss) before income tax expense	$(5,081)	20,756	12,573	58,049

(5)    Income Tax Expense

        Income tax expense was $7,519 and $20,921 for the three and nine months ended September 30, 2003, respectively. Due to the recognition of the income tax asset from the net operating loss carryforward ("NOL") in the fourth quarter of 2002, the effective income tax rate for the three and nine months ended September 30, 2003 was approximately 36%, which differed from the federal statutory rate of 35% primarily due to foreign and state income taxes.

        For the three and nine months ended September 30, 2002, income tax expense totaled $706 and $13,247, respectively. This expense primarily reflects foreign and state income taxes, and a $9,790 charge in the first quarter of 2002 related to the adoption of SFAS 142, which caused the Company to reduce the recorded amount of the NOL from $18,520 to $8,730 to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. No current tax benefit was recognized on domestic operating losses in either period in 2002 in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

(6)    Comprehensive Income (Loss)

        The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income (loss)	$(5,787)	13,237	(674)	37,128
Other comprehensive income (loss):
Foreign currency translation	623	(127)	3,409	2,181
Unrealized gain (loss) on investments	(275)	4	(275)	880
Unrealized gain (loss) on cash flow hedge agreements	1,118	(101)	2,820	(3,907)

Other comprehensive income (loss)	1,466	(224)	5,954	(846)

Comprehensive income (loss)	$(4,321)	13,013	5,280	36,282

(7)    Inventories

        At December 31, 2002 and September 30, 2003 inventories consisted of the following:

	December 31, 2002	September 30, 2003
Parts and work-in-process	$10,850	12,453
Finished goods	9,685	12,068

	$20,535	24,521

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(8)    Debt

        At September 30, 2003, the Company had approximately $17,320 available for borrowing under the Company's revolving credit facility under the Company's senior secured credit facility (the "2002 Facility"). There were no borrowings outstanding under this facility, but the Company had issued approximately $32,680 in letters of credit under the facility at September 30, 2003. At December 31, 2002, the Company's available borrowing capacity under the 2002 Facility was $28,171. As of September 30, 2003, there was $287,825 outstanding under the Term B Loan under the 2002 Facility, and $65,584 of the Company's 12 1/2% Senior Subordinated Notes (the "Notes") were outstanding.

Subsequent Event—Refinancing of Debt

        On November 6, 2003, the Company amended and restated the 2002 Facility (as amended and restated, the "2003 Facility") to (a) permit the OES acquisition and related incurrence of indebtedness, (b) increase the revolving credit facility by $25,000 to $75,000, (c) enter into a $462,825 Term C Loan of which $287,825 was used to repay in full the existing Term B Loan, $143,000 was used to pay the purchase price for the OES acquisition, and the balance is available for general corporate purposes, and (d) make certain other changes to the credit agreement. The Term C Loan carries interest at the Base Rate plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, with the provision that when the Consolidated Leverage Ratio is less than 2.00:1.00 then the Base Rate margin and the LIBOR margin drop to 1.50% and 2.50%, respectively. The Term C Loan matures in December 2009 and requires quarterly principal payments of $1,157 through December 31, 2008 plus four quarterly principal payments of $109,921 in 2009. The 2003 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its wholly-owned domestic subsidiaries, (ii) 100% of the capital stock of all of the direct and indirect wholly-owned domestic subsidiaries and 65% of the capital stock of all of the wholly-owned first-tier foreign subsidiaries of the

Company and (iii) all inter-company indebtedness owing between the Company and its wholly-owned domestic subsidiaries. The 2003 Facility is supported by guarantees provided by all of the Company's direct and indirect wholly-owned domestic subsidiaries.

        In addition, the 2003 Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 50% of the net cash proceeds from the sale or issuance of equity, (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $20,000 per annum, and (iv) 50% of the Company's excess cash flow (as defined in the credit agreement governing the 2003 Facility), or 0% if the leverage ratio is less than 2.50 to 1.00.

        The credit agreement governing the 2003 Facility contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the credit agreement governing the 2003 Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 3.75, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2009 the ratio shall be 3.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 3.25, which will be increased on the first day of each calendar quarter through July 1, 2004, from which date until December 2009 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.70, which will be increased on the first day of each calendar quarter through July 1, 2006, from which date until December 2009 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited, in thousands, except per share amounts)

(9)    Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of December 31, 2002 and September 30, 2003. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288

		19,025	5,305	13,720

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating rights		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$73,564	15,742	57,822

Balance at September 30, 2003
Amortizable intangible assets:
Patents	15	$2,794	240	2,554
Customer lists	14	15,375	5,511	9,864
Customer service contracts	15	3,600	1,222	2,378
MDI Licenses	1-15	3,153	761	2,392

		24,922	7,734	17,188

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating rights		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$79,461	18,171	61,290

        The aggregate intangible amortization expense for the nine month period ended September 30, 2003 was approximately $2,429. The estimated intangible asset amortization expense for the year ending December 31, 2003 and for each of the subsequent four years ending December 31, 2007 are $3,332, $3,066, $2,071, $1,148 and $1,066, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2002 to September 30, 2003. The Company recorded a $915 increase in goodwill in 2003 in connection with an earnout payment pursuant to the SERCHI (as defined below) purchase agreement. Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5, 2002 acquisition of 65% of the issued and outstanding shares of Serigrafica Chilena S.A. ("SERCHI"), was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003. The Company recorded an increase to goodwill on January 9, 2003 of $26,593 related to the initial purchase price allocation of the MDI acquisition, subject to revision pending the completion of the final valuation and allocation of the purchase price.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2002	$183,283	487	—	—	183,770
Adjustments:
Addition to goodwill in connection with the final price allocation of SERCHI	915	—	—	—	915
Reclassification of customer service contract to intangible assets in connection with the final purchase price allocation of SERCHI	(775)	—	—	—	(775)
Record the preliminary value of goodwill acquired in connection with the acquisition of MDI	26,593	—	—	—	26,593

Balance at September 30, 2003	$210,016	487	—	—	210,503

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

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2002 and September 30, 2003 and for the three and nine months ended September 30, 2002 and 2003. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the 2002 Facility was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$25,323	180	9,426	—	34,929
Accounts receivable, net	—	35,521	17,779	(40)	53,260
Inventories	—	16,591	4,480	(536)	20,535
Other current assets	10,810	6,988	4,826	30	22,654
Property and equipment, net	3,572	151,366	46,559	(631)	200,866
Investment in subsidiaries	348,585	4,240	—	(352,825)	—
Goodwill	183	179,672	3,915	—	183,770
Other intangible assets, net	—	52,892	4,930	—	57,822
Other assets and investments	47,817	38,693	6,001	(8,525)	83,986

Total assets	$436,290	486,143	97,916	(362,527)	657,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,281	9	575	—	3,865
Current liabilities	13,342	49,047	17,970	639	80,998
Long-term debt, excluding current installments	356,418	1	245	—	356,664
Other long-term liabilities	7,569	28,972	10,845	139	47,525
Intercompany balances	(113,090)	96,751	17,822	(1,483)	—
Stockholders' equity	168,770	311,363	50,459	(361,822)	168,770

Total liabilities and stockholders' equity	$436,290	486,143	97,916	(362,527)	657,822

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$28,803	(820)	9,642	—	37,625
Accounts receivable, net	—	49,971	22,418	(39)	72,350
Inventories	—	18,787	6,342	(608)	24,521
Other current assets	5,878	6,125	7,075	30	19,108
Property and equipment, net	3,242	143,009	52,501	(631)	198,121
Investment in subsidiaries	430,009	27,248	—	(457,257)	—
Goodwill	183	206,265	4,055	—	210,503
Other intangible assets, net	—	56,584	4,706	—	61,290
Other assets and investments	40,184	42,074	8,620	(8,316)	82,562

Total assets	$508,299	549,243	115,359	(466,821)	706,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,323	4	428	—	3,755
Current liabilities	16,262	53,401	24,808	953	95,424
Long-term debt, excluding current installments	352,455	—	219	—	352,674
Other long-term liabilities	9,377	25,452	11,793	114	46,736
Intercompany balances	(96,765)	79,820	18,742	(1,797)	—
Stockholders' equity	223,647	390,566	59,369	(466,091)	207,491

Total liabilities and stockholders' equity	$508,299	549,243	115,359	(466,821)	706,080

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	85,093	32,079	(2,020)	115,152
Operating expenses	—	49,340	21,776	(2,037)	69,079
Amortization of service contract software	—	1,133	100	—	1,233

Gross profit	—	34,620	10,203	17	44,840
Selling, general and administrative expenses	4,768	6,900	3,147	(3)	14,812
Depreciation and amortization	124	6,994	1,950	(2)	9,066

Operating income (loss)	(4,892)	20,726	5,106	22	20,962
Interest expense	9,496	190	423	(326)	9,783
Early extinguishment of debt (Note 1)	15,590	—	—	—	15,590
Other (income) expense	283	(505)	594	298	670

Income (loss) before equity in income of subsidiaries and income taxes	(30,261)	21,041	4,089	50	(5,081)
Equity in income of subsidiaries	23,965	—	—	(23,965)	—
Income tax expense (benefit)	(509)	45	1,170	—	706

Net income (loss)	$(5,787)	20,996	2,919	(23,915)	(5,787)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	99,074	34,369	(1,380)	132,063
Operating expenses	—	53,465	23,329	(1,391)	75,403
Amortization of service contract software	—	1,226	99	—	1,325

Gross profit	—	44,383	10,941	11	55,335
Selling, general and administrative expenses	5,177	10,291	3,276	(3)	18,741
Depreciation and amortization	174	7,517	2,175	—	9,866

Operating income (loss)	(5,351)	26,575	5,490	14	26,728
Interest expense	5,866	233	962	(890)	6,171
Other (income) expense	(197)	(1,439)	555	882	(199)

Income (loss) before equity in income of subsidiaries, and income taxes	(11,020)	27,781	3,973	22	20,756
Equity in income of subsidiaries	30,708	—	—	(30,708)	—
Income tax expense	6,451	114	954	—	7,519

Net income	$13,237	27,667	3,019	(30,686)	13,237

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	257,228	86,978	(7,815)	336,391
Operating expenses	—	147,067	59,141	(7,729)	198,479
Amortization of service contract software	—	3,356	300	—	3,656

Gross profit	—	106,805	27,537	(86)	134,256
Selling, general and administrative expenses	13,482	23,229	8,223	(9)	44,925
Depreciation and amortization	298	21,969	5,673	(8)	27,932

Operating income (loss)	(13,780)	61,607	13,641	(69)	61,399
Interest expense	32,087	595	1,080	(967)	32,795
Early extinguishment of debt (Note 1)	15,590	—	—	—	15,590
Other (income) expense	(7)	(1,776)	1,355	869	441

Income (loss) before equity in income of subsidiaries and income taxes	(61,450)	62,788	11,206	29	12,573
Equity in income of subsidiaries	70,715	—	—	(70,715)	—
Income tax expense	9,939	143	3,165	—	13,247

Net income (loss)	$(674)	62,645	8,041	(70,686)	(674)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	295,039	94,595	(5,504)	384,130
Operating expenses	—	159,665	63,651	(5,461)	217,855
Amortization of service contract software	—	3,638	298	—	3,936

Gross profit	—	131,736	30,646	(43)	162,339
Selling, general and administrative expenses	15,222	31,280	9,959	(9)	56,452
Depreciation and amortization	539	22,495	6,460	—	29,494

Operating income (loss)	(15,761)	77,961	14,227	(34)	76,393
Interest expense	17,974	565	3,110	(3,074)	18,575
Other (income) expense	(299)	(4,534)	1,553	3,049	(231)

Income (loss) before equity in income of subsidiaries, and income taxes	(33,436)	81,930	9,564	(9)	58,049
Equity in income of subsidiaries	88,742	—	—	(88,742)	—
Income tax expense	18,178	318	2,425	—	20,921

Net income	$37,128	81,612	7,139	(88,751)	37,128

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2002
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(674)	62,645	8,041	(70,686)	(674)
Depreciation and amortization	298	25,325	5,973	(8)	31,588
Deferred tax change	10,286	(1,322)	145	—	9,109
Equity in income of subsidiaries	(70,715)	—	—	70,715	—
Early extinguishment of debt (Note 1)	15,590	—	—	—	15,590
Non-cash interest expense	1,740	—	—	—	1,740
Changes in operating assets and liabilities, net	(5,582)	(15,659)	(3,187)	(893)	(25,321)
Other	253	(53)	46	—	246

Net cash provided by (used in) operating activities	(48,804)	70,936	11,018	(872)	32,278

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,717)	(12,077)	(5,741)	83	(19,452)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	144	(3,232)	1,215	(3,381)	(5,254)

Net cash used in investing activities	(1,573)	(19,459)	(4,480)	(3,298)	(28,810)

Cash flows from financing activities:
Net borrowings (repayments) under lines of credit	(4,250)	—	20	—	(4,230)
Net payments on long-term debt	(101,289)	(7)	(1,183)	—	(102,479)
Proceeds from issuance of common stock	97,749	—	—	—	97,749
Other, principally intercompany balances	51,685	(52,207)	(3,648)	4,170	—

Net cash provided by (used in) financing activities	43,895	(52,214)	(4,811)	4,170	(8,960)

Effect of exchange rate changes on cash	—	779	885	—	1,664

Increase (decrease) in cash and cash equivalents	(6,482)	42	2,612	—	(3,828)
Cash and cash equivalents, beginning of period	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of period	$1,130	(373)	8,064	—	8,821

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$37,128	81,612	7,139	(88,751)	37,128
Depreciation and amortization	539	26,133	6,758	—	33,430
Deferred tax change	17,172	(1,187)	208	—	16,193
Equity in income of subsidiaries	(88,742)	—	—	88,742	—
Early extinguishment of debt	293	—	—	—	293
Non-cash interest expense	1,115	—	—	—	1,115
Changes in operating assets and liabilities, net	(3,305)	(16,681)	(1,406)	(437)	(21,829)
Other	210	241	(20)	—	431

Net cash provided by (used in) operating activities	(35,590)	90,118	12,679	(446)	66,761

Cash flows from investing activities:
Capital and wagering systems expenditures	(62)	(12,775)	(9,744)	—	(22,581)
Business acquisition, net of cash acquired	—	(20,744)	(16)	—	(20,760)
Other assets and investments	(1,461)	(13,872)	(2,740)	(13)	(18,086)

Net cash used in investing activities	(1,523)	(47,391)	(12,500)	(13)	(61,427)

Cash flows from financing activities:
Net payments on long-term debt	(4,158)	(206)	(383)	—	(4,747)
Proceeds from issuance of common stock	1,761	—	50	(50)	1,761
Other, principally intercompany balances	42,990	(43,371)	(128)	509	—

Net cash provided by (used in) financing activities	40,593	(43,577)	(461)	459	(2,986)

Effect of exchange rate changes on cash	—	(150)	498	—	348

Increase (decrease) in cash and cash equivalents	3,480	(1,000)	216	—	2,696
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of period	$28,803	(820)	9,642	—	37,625

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

Background

        The following discussion addresses our financial condition as of September 30, 2003 and the results of our operations for the three and nine month periods ended September 30, 2003, compared to the same periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2002, included in our 2002 Annual Report on Form 10-K, as amended.

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

        In January 2003, we significantly expanded our offerings of licensed branded lottery products and prize fulfillment and related services with the acquisition of MDI. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley-Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. Our portfolio of licensed brands now includes Mandalay Bay, NBA, Harley-Davidson and Wheel-of-Fortune, plus many others. We expect that our acquisition of MDI will enable us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate additional revenues.

        In November 2003, we completed the acquisition of IGT OnLine Entertainment Systems, Inc., a subsidiary of International Game Technology (NYSE: IGT) for $143 million in cash, subject to certain adjustments. (See "Recent Developments.") We expect that the acquisition will greatly strengthen our presence in the lottery industry and accelerate our entrance into the video lottery systems business. The acquisition also expands our geographic presence and significantly broadens our lottery product offerings.

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

Results of Operations: See Note 4—Business Segments

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Revenue Analysis

        For the three months ended September 30, 2003, revenues of $132.1 million improved $16.9 million or 15% overall as compared to the prior year quarter, reflecting a $16.4 million or 17% increase in service revenue and a $0.5 million or 2% increase in sales revenue.

        The increase in service revenue for the three months ended September 30, 2003 is primarily attributable to a $16.0 million or 28% increase in revenues in the Lottery Group as compared to the prior year quarter, of which $8.6 million represents an increase in licensed branded lottery products and prize fulfillment and related services, primarily attributable to the addition of MDI beginning in 2003, $1.9 million represents an improvement in revenues related to the Company's cooperative services programs and European lottery operations, and $4.0 million represents an improvement in lottery ticket sales, primarily in the U.S. and Latin America. Pari-mutuel Group service revenues were equal to the previous year at $21.3 million, reflecting lower Handle (dollars wagered) based service revenue offset by favorable foreign exchange rates. Venue Management Group service revenues increased approximately $0.4 million or 2% compared to the prior year quarter due primarily to increased Handle in its raceview centers and more favorable exchange rates in The Netherlands.

        The $0.5 million increase in sales revenue for the three months ended September 30, 2003 is primarily attributable to higher pari-mutuel and lottery systems and equipment sales, partially offset by a $0.3 million or 3% decline in revenues in the Telecommunications Products Group as compared to the prior year quarter due primarily to price competition in the European prepaid cellular phone card market partially offset by the impact of favorable exchange rates and increased sales volume.

Gross Profit Analysis

        Gross profit of $55.3 million for the three months ended September 30, 2003 increased $10.5 million or 23% as compared to the same period in 2002, reflecting an $11.0 million or 29% improvement in service revenues, partially offset by a $0.5 million or 7% decline in sales revenues. Margin improvements related to service revenues were primarily attributable to the addition of MDI beginning in 2003, increased revenues in our cooperative services programs and European lottery operations, cost improvement in the on-line lottery business and increased lottery ticket sales, primarily in the U.S. and Latin America, as compared to the prior year quarter. An increase of $0.7 million or 7% in gross margin in the Pari-mutuel Group was primarily due to cost savings in the U.S. pari-mutuel business, a new service contract customer in Poland and favorable euro exchange rates. Decreased gross profit on sales was due to an unfavorable mix of systems and equipment sold, and decreased sales revenue in the Telecommunication Products Group which contributed approximately $0.3 million or 7% less in gross margin during the second quarter of 2003 as compared to the same period in 2002 primarily due to lower prices, partially offset by improved volumes and favorable exchange rates.

Expense Analysis

        Selling, general and administrative expenses of $18.7 million for the three months ended September 30, 2003 were $3.9 million or 27% higher than for the same period in 2002, of which $1.6 million is attributable to the acquisition of MDI in 2003, $1.3 million is attributable to increased sales and marketing costs, compensation, medical costs and professional service fees, and $1.0 million is attributable to costs from the relocation of our racing operation from Delaware to Georgia.

        Depreciation and amortization expense, including amortization of service contract software, of $11.2 million for the three months ended September 30, 2003 increased $0.9 million or 9% from the same period in 2002, primarily due to the acquisition of MDI and increased amortization expense on intangible assets.

        Interest expense of $6.2 million for the three months ended September 30, 2003 decreased $3.6 million or 37% for the same period in 2002, primarily as a result of the debt reduction program we began in 2002. (See "Liquidity, Capital Resources and Working Capital.")

Early Extinguishment of Debt

        As explained in Note 1 above, the Company adopted SFAS 145 effective January 1, 2003. As a result, we were required to reclassify to "other deductions-early extinguishment of debt" the losses reported in 2002 as extraordinary expense.

Income Tax Expense

        Income tax expense of $7.5 million for the three months ended September 30, 2003 increased $6.8 million from $0.7 million for the same period in 2002 due to the recognition of the income tax asset from the NOL carryforward in the fourth quarter of 2002. In the third quarter of 2002, income tax expense principally reflected state and foreign tax expense. We estimate that our cash tax rate for fiscal 2003 will be approximately 18%.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Revenue Analysis

        For the nine months ended September 30, 2003, revenues of $384.1 million improved $47.7 million or 14% overall as compared to the prior year period, reflecting a $42.6 million or 15% increase in service revenue and a $5.2 million or 10% increase in sales revenue.

        The increase in service revenue for the nine months ended September 30, 2003 was primarily attributable to a $42.0 million or 24% increase in revenues in the Lottery Group as compared to the prior year period, of which $18.0 million represents an improvement in licensed branded lottery products and prize fulfillment and related services, primarily attributable to the addition of MDI beginning January 10, 2003, $6.7 million represents an improvement in revenues related to the Company's cooperative services programs and European lottery operations, and $15.3 million represents an improvement in lottery ticket sales, primarily in the U.S. and Latin America. Pari-mutuel Group service revenues were approximately $0.9 million or 2% lower than the prior year period primarily due to lower Handle caused by severe winter weather conditions in the northeast, the war in Iraq, a slowing economy and a horsemen's strike in Chicago, partially offset by favorable foreign exchange rates. Venue Management Group service revenues increased approximately $1.5 million or 3% compared to the prior year period due primarily to increased Handle in its raceview centers, increased commissions from the Mohegan Sun Casino, and more favorable exchange rates in The Netherlands.

        The $5.2 million increase in sales revenue for the nine months ended September 30, 2003 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group, coupled with a $1.1 million or 3% improvement in revenues in the Telecommunications Products Group as compared to the prior year period, due primarily to increased volume and the impact of favorable exchange rates in the European prepaid cellular phone card market, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $162.3 million for the nine months ended September 30, 2003 increased $28.1 million or 21% as compared to the same period in 2002, reflecting a $27.9 million or 24% improvement in service revenues, and a $0.2 million or 1% improvement in sales revenues. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to improvement in revenues related to our cooperative services programs and European lottery operations, and improvement in lottery ticket sales, primarily in the U.S. and Latin America, and the addition of MDI beginning January 10, 2003. An increase of $0.5 million or 2% in gross margin was a result of cost improvements, partially offset by lower Handle-related service revenues in the Pari-mutuel Group as explained above. Increased sales revenue contributed approximately $0.2 million or 2% in gross margin increase during the nine month period of 2003 as compared to the same period in 2002 primarily due to higher levels of lottery systems and equipment sales. Telecommunications Products Group gross margins equaled those of the prior year period due primarily to increased volume, offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $56.5 million for the nine months ended September 30, 2003 were $11.5 million or 26% higher than for the same period in 2002, primarily due to $4.4 million of incremental selling, general and administrative expenses for SERCHI and MDI, a $5.3 million increase in sales and marketing costs, compensation, medical costs and professional service fees, a $0.5 million favorable settlement of litigation in 2002, and $1.3 million in costs associated with relocating our Autotote Systems pari-mutuel operations from Delaware to Georgia.

        Depreciation and amortization expense, including amortization of service contract software, of $33.4 million for the nine months ended September 30, 2003 increased $1.8 million or 6% from the same period in 2002, primarily due to the acquisition of MDI, increased amortization expense on intangibles as a result of reclassifications made pursuant to the final purchase price allocation of SERCHI, and the amortization of deferred installation costs of new lottery contracts.

        Interest expense of $18.6 million for the nine months ended September 30, 2003 decreased $14.2 million or 43% from the same period in 2002, primarily as a result of the debt reduction program begun in 2002. (See "Liquidity, Capital Resources and Working Capital.")

Income Tax Expense

        Income tax expense of $20.9 million for the nine months ended September 30, 2003 increased $7.7 million from $13.2 million in the same period in 2002 due to the recognition of the income tax benefit from the net operating loss carryforward in the fourth quarter of 2002. In the first quarter of 2002, we also recorded a charge of $9.8 million relating to the adoption of SFAS 142, which caused us to reduce the recorded amount of our NOL from $18.5 million to $8.7 million to reflect the reduced amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. No current tax benefit was recognized on domestic operating losses as of September 30, 2002 in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

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

Liquidity, Capital Resources and Working Capital

        In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the "2002 Offering") and used the net proceeds of approximately $98.4 million (after deducting underwriting discounts, commissions and prior to deducting offering expenses) to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes ("Notes"). As a result of these transactions, our capital structure improved, and Standard & Poor's Ratings Group and Moody's Investors Service, Inc. upgraded our credit ratings to BB- and Ba3, respectively, where they remain today. In December 2002, we replaced our existing senior secured credit facility (the "2000 Facility"), with the 2002 Facility, which consisted of a $50.0 million revolving credit facility due 2006 and a $290.0 million Term B Loan due 2008. In May 2003, we repurchased an additional $1.5 million of our Notes. At September 30, 2003, approximately 82% of our debt is in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.4 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements as of September 2003 impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2002 Facility (the "Credit Agreement") contained certain covenants that, among other things, limited our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on new assets. Additionally, the Credit Agreement contained the following financial covenants at September 30, 2003 that were computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 3.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 3.25, which will be increased according to the terms of the Credit Agreement through July 1, 2004, from which date until December 2009 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.70 which will be increased according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at September 30, 2003 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        The 2002 Facility provided for borrowings up to $50.0 million to be used for working capital and general corporate purpose loans and for letters of credit. At September 30, 2003, we had outstanding letters of credit of $32.7 million, but no outstanding borrowings under the 2002 Facility, leaving us with a total availability of $17.3 million as compared to $28.2 million at December 31, 2002.

        In November 2003, we amended and restated our 2002 Facility (the "2003 Facility"). The 2003 Facility consists of a $75.0 million revolving credit facility due 2006 and a $462.8 million Term C Loan due 2009. The 2003 Facility contains financial covenants which are identical to those in the 2002 Facility described above. Our ability to borrow under the 2003 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including maintenance of specified financial covenants.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

        Our Series A Convertible Preferred Stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of convertible preferred stock. The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash, subject to bank approval. We have agreed to pay the scheduled December 2003 dividend in-kind and expect that we will continue to make such payments in-kind.

        Our pari-mutuel wagering and on-line lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses-Services in the consolidated statements of operations. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations under these pari-mutuel wagering and lottery systems service contracts. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

        At September 30, 2003, our available cash and borrowing capacity totaled $54.9 million compared to $63.1 million at December 31, 2002. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. In the nine months ended September 30, 2003, net cash provided by operating activities of $66.8 million exceeded cash used in investing activities of $61.4 million, including $20.8 million to fund the acquisition of MDI, and $4.8 million in net cash used to repay long-term debt. The $66.8 million amount consisted of the excess of the $88.6 million that was provided by operations over the $21.8 million that was used to fund changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory and decreases in accrued liabilities, including $2.1 million in accrued interest.

        We believe that our cash flow from operations, available cash and available borrowing capacity under the 2003 Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our 12 1/2% Senior Subordinated Notes, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including the 2003 Facility and our 12 1/2% Senior Subordinated Notes, on commercially reasonable terms or at all.

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

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. We are required to adopt SFAS 149 for all contracts entered into or modified after September 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated operations or financial position, as we are now constituted.

        In December 2002 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation No. 46"), which elaborates on Accounting Research Bulletin No. 51, Consolidated Financial Statements, to address consolidation by business enterprises of variable interest entities (previously often referred to as special purpose entities), which have one or both of the following characteristics:

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

        Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that this statement will have an impact on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation No. 45"), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued, and clarifies that a liability is to be recognized at the inception of a guarantee for the fair value of the obligation undertaken in issuing the guarantee. We complied with the disclosure requirements of Interpretation No. 45 in our December 31, 2002 financial statements and have adopted the initial recognition and initial measurement provisions, which are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that Interpretation No. 45 will have an impact on our financial statements.

        In November 2002, the EITF reached a consensus on Issue 00-21, Multiple Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28. We believe that our current accounting is consistent with the provisions of EITF 00-21.

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

Recent Developments

        On November 11, 2003, we announced that a consortium consisting of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists, had signed a contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six-year extension option. Under the contract, we will provide and support the central system and associated hardware and software, will be the exclusive supplier of instant tickets, will participate in the profits of the lottery operation as an equity partner, and will partner with Lottomatica in the overall management of the lottery. The contract was initially awarded in 2001, but the ratification of the award was delayed by a series of protests by competing bidders. We expect to sell at least $100 million of instant tickets to the consortium over the initial six-year term of the contract, and expect to receive additional revenues from the sale and maintenance of the central system and the related software and hardware, and from our share of the consortium's profits.

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc., or OES, from International Game Technology. The purchase price was $143 million in cash, subject to closing adjustments. OES operates on-line lottery systems in seven states and the Caribbean, and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Gaming System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and on-line games. In connection with the acquisition of OES, we amended and restated the credit agreement governing our senior credit facility to, among other things, increase the revolving credit facility by $25.0 million to $75.0 million and provide for a $462.8 million Term C Loan, of which $287.8 million was used to repay in full the existing Term B Loan, $143.0 million was used to pay the purchase price for OES, and the balance is available for general corporate purposes. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

        On October 10, 2003, Mafco Holdings Inc., a subsidiary of MacAndrews & Forbes Holdings Inc., a privately held diversified holding company with interests in consumer products, entertainment, financial services and other industries and chaired by Ronald O. Perelman, agreed to acquire Cirmatica Gaming, S.A.'s entire interest in the Company, consisting of Series A convertible preferred stock and Series B preferred stock and representing approximately 24% of the equity and voting power of the Company on an as-converted basis. The aggregate purchase price will be approximately $194 million.

        In October 2003 we completed the relocation of our Autotote Systems pari-mutuel operations from Newark, Delaware to the Alpharetta, Georgia, headquarters of our Scientific Games International lottery subsidiary.

        On September 9, 2003, we announced that the Texas Lottery Commission named us as the apparent successful proposer as the result of an emergency solicitation for instant ticket manufacturing and services. The contract is valued at $3.8 million dollars for the initial six-month term and includes an additional six-month option at the Texas Lottery's sole discretion.

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

        For fiscal 2002 and the first nine months of fiscal 2003, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in the remainder of fiscal 2003 or in fiscal 2004, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2003, approximately 18% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Liquidity, Capital Resources and Working Capital.")

Principal Amount by Expected Maturity—Average Interest Rate
September 30, 2003
(dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	78,701
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$933	3,691	3,489	3,312	3,249	276,171	290,845	292,075
Average interest rate	4.84%	4.81%	4.71%	4.63%	4.62%	4.62%	4.59%

        Since 2002, we have been party to derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which have a notional value of 59.7 million Canadian dollars at September 30, 2003, have been designated as cash flow hedges. For the three month and nine month periods ended September 30, 2003, we recorded debits to other comprehensive income (loss) of $0.2 million and $6.5 million, respectively, for the change in the fair value of these foreign exchange instruments, bringing the cumulative total to a debit balance of $6.2 million.

        The following table provides notional amounts and interest rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Canadian Currency Hedge
September 30, 2003
(dollars in thousands)

	Notional Amount
								Fair value
	2003	2004	2005	2006	2007	Thereafter	Total
Canadian currency hedge:
U.S. $ amount	$35,188	2,725	—	—	—	—	37,913	(6,159)
Exchange rate	1.57	1.59	—	—	—	—	1.57	—

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, The Netherlands, France, Austria, Chile and Peru. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible; (ii) utilizing borrowings denominated in foreign currency; and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months and Nine Months Ended September 30, 2003

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

  (b)
  Reports on Form 8-K

    A current report on Form 8-K was filed on August 1, 2003 in which the Company reported that it expected to revise its previously filed financial statements for the fiscal year ended October 31, 2000 and subsequent periods through December 31, 2002. The Company filed such revised financial statements in amended periodic reports on August 14, 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months and Nine Months Ended September 30, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD
Name:	DeWayne E. Laird
Title:	Vice President and Chief Financial Officer (principal financial and accounting officer)

        Dated: November 14, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months and Nine Months Ended September 30, 2003

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

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION THREE MONTHS ENDED SEPTEMBER 30, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended September 30, 2002 and 2003 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months Ended September 30, 2002 and 2003 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2002 and 2003 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued) (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Three Months Ended September 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Nine Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF OPERATIONS Nine Months Ended September 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2002 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS AND PROCEDURES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months and Nine Months Ended September 30, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months and Nine Months Ended September 30, 2003
SIGNATURES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months and Nine Months Ended September 30, 2003
INDEX TO EXHIBITS