Form 10-K
period 2003-12-31
SCIENTIFIC GAMES CORP
filed 2004-03-15
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003,
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2003 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $497,266,314.(1)

        Common shares outstanding as of March 12, 2003 were 62,398,287.

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2004 Annual Meeting of Stockholders	Part III
(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 124

PART I
FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Form 10-K are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

        You should read this Form 10-K completely and with the understanding that actual future results may be materially different from what we expect. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

        As you read this Form 10-K, you should also note the following: This Form 10-K contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, have not been independently verified by us and we do not make any representation as to the accuracy of that information.

ITEM 1. BUSINESS

        Unless the context indicates otherwise, all references to "Scientific Games," "we," "our," "ours," "us" and "the Company" refer to Scientific Games Corporation and its consolidated subsidiaries. "International" refers to non-United States jurisdictions. "On-line" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut) and Autotote Nederland B.V. (in The Netherlands). "Handle" is an industry term for dollars wagered.

Overview

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

Lottery Group (65% of 2003 revenue)

        We are a leading worldwide provider of services, systems and products to the instant ticket lottery industry based on revenues. We believe that we are the world's only fully integrated lottery service provider, offering on-line lottery systems, instant tickets and related facilities management, or cooperative services, programs to lottery authorities.

        Our instant ticket and related services business is the industry leader in the United States, with approximately 65% of all retail sales. Our instant ticket customers include 28 of the 42 U.S. jurisdictions that currently sell instant lottery tickets, and we have sold instant tickets to lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. We also provide lotteries with licensed brand products, including Hasbro®, Mandalay Bay®, National Basketball Association ("NBA")®, Harley-Davidson® and Wheel-of-Fortune®, to name a few. Additionally, we provide lotteries with our probability-based instant lottery tickets, which utilize a patented electronic circuit printed in each ticket to produce a ticket with multiple possible outcomes, and probability ticket validation terminals based on our proprietary security technology. We believe that these innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 65% of the revenue of our Lottery Group in 2003.

        Our lottery systems business primarily provides sophisticated, customized computer software, equipment, and data communication services to lottery authorities for on-line and instant ticket games.

In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets. Our U.S. systems contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell terminals and systems to lottery authorities outright and provide ongoing fee-based support under long-term contracts. We have contracts to operate on-line lottery systems for 16 of the 42 on-line lottery authorities in the U.S., and we believe we are the second largest on-line lottery provider in Europe.

Pari-mutuel Group (15% of 2003 revenue)

        We are a leading worldwide provider of computerized wagering systems to the pari-mutuel wagering industry. We provide our systems and services to horse and greyhound racetracks, OTBs, casinos, jai alai frontons, telephone and Internet account wagering operators and other establishments where pari-mutuel wagering is permitted. In addition, we are a leading provider of ancillary services to the industry, such as race simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

        In 2003, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a weighted average fee of approximately 0.32% of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (11% of 2003 revenue)

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 27 states. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut. Our weighted average commission, based on Handle, for our Connecticut OTB operations is approximately 21.0%.

        We have the right to operate all on-track and off-track pari-mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 2005. We also received additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 20 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing, including commingling with the V75 pools in Sweden. We currently operate 33 OTB locations throughout The Netherlands, including wagering in three Gaming Halls, and four on-track OTBs, as well as at five tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 31.5%.

Telecommunications Products Group (9% of 2003 revenue)

        We are a leading manufacturer of prepaid phone cards in the world, which cards entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.

        Prepaid phone cards utilize the secure process employed by Scientific Games in the production of instant lottery tickets. This helps to ensure complete integrity and reliability of the product, thus providing consumers in more than 50 countries with access to cellular phone service. We have approximately 20% of the fragmented European market for prepaid cellular phone cards and we believe we are the largest supplier of paper-based prepaid phone cards in the world. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations. Sales office locations now include Malaysia, Hong Kong, India, Nigeria, Ivory Coast, Turkey, Egypt and the Ukraine.

Industry Overview

Lottery Market

        Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 44 U.S. jurisdictions (including the District of Columbia, Puerto Rico, and the U.S. Virgin Islands) sell instant and/or on-line lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

        Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, on-line lotteries and the traditional draw-type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. On-line lotteries, such as Powerball®, are based on a random selection of a series of numbers. On-line lottery prizes are generally based on the number of winners who share the prize pool, although fixed prizes are also offered. On-line lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. On-line lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of on-line lottery systems. There are video lotteries played on video lottery terminals, or VLTs, featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a system different from an on-line system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

        Instant ticket and on-line lottery retail sales comprised 93% of the U.S. market for lotteries in 2003. Based on industry information, 2003 U.S. on-line lottery retail sales totaled approximately $20.6 billion, and 2003 U.S. instant ticket lottery sales totaled approximately $21.7 billion. The U.S. instant ticket market grew at a compound annual growth rate of 7.46% from 1994 to 2003. Based on industry information, we estimate that 2003 international on-line lottery retail sales totaled approximately $79.0 billion and that 2003 international instant ticket lottery sales totaled approximately $35.0 billion. Industry data indicates that instant ticket retail sales have been growing faster than on-line games because of "instant" rewards rather than the delayed rewards of on-line games with periodic or weekly drawings.

U.S. Instant Ticket and On-line Lottery Sales

Source: LaFleur's World Lottery Almanac

Pari-mutuel Market

        In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron's winnings are determined by dividing the total Handle wagered, less a set commission, among the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino racebooks or through licensed telephone and Internet account wagering operators. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations, including lotteries.

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

        Remote wagering, in which customers bet on races held at another location, has caused substantial changes in the distribution channels for pari-mutuel wagering and consolidation of live racing. Wagering within the pari-mutuel industry has evolved from wagering only at a racetrack where a race is held, to wagering at a racetrack on races simulcast from other racetracks, to wagering at an OTB or other off-track venue, and now, in some jurisdictions, to wagering via the telephone and the Internet.

        In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and Internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year-round. Increases in remote Handle have more than offset a decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 87.5% in 2003. The dollar volume of remote wagering in North America on thoroughbred racing has grown from $5.4 billion in 1993 to $13.3 billion in 2003, a compound annual growth rate of approximately 9.4%.

U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle

Source: Equibase Company LLC; The Jockey Club

        One of the most recent developments in remote wagering is account wagering, whereby a customer deposits money with a licensed account wagering operator and uses the account balance to fund wagers and receive winnings. This enables the customer to place wagers from locations remote to the licensed facility, including via telephone or the Internet. Patrons in most states where pari-mutuel wagering is allowed by law are able to place wagers through subscription-based account wagering operators. Subject in some jurisdictions to the adoption of the necessary enabling regulations, legislation explicitly permitting account wagering on pari-mutuel wagering has been passed in 15 U.S. states: California, Connecticut, Kentucky, Louisiana, Maryland, Massachusetts, Nevada, New Hampshire, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania and Wyoming. Such legislation has also been passed in Canada, the United Kingdom and other countries.

Prepaid Phone Cards Market

        Prepaid phone cards offer consumers convenient cellular airtime purchases and help to increase the market for cellular services. We believe that the further growth of cellular phone penetration will expand the prepaid phone card business. It is estimated that approximately 50% of all European cellular phone subscribers use prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 23% of the European market for prepaid cellular phone cards and are the largest supplier of paper-based prepaid phone cards in the world. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Lottery Group

        Our Lottery Group provides instant tickets and related services and lottery systems.

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 28 of the 42 U.S. jurisdictions that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. In 2002 and 2003, we sold approximately 13.9 billion and 15.3 billion, respectively, 2 × 4 inch equivalent instant tickets, of which approximately 16% were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through supply contracts.

        The instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some calendars; instant tickets are normally played by removing a coating to determine if they are winning tickets.

        The increased application of computer-based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the printing of instant ticket from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their applications to instant lottery tickets and systems. We also manufacture instant tickets for promotional games and sell pull-tab tickets to our lottery customers through a marketing agreement with International Gamco, Inc., a manufacturer of pull-tab lottery tickets.

        We pioneered the idea of privatizing lottery functions, through our cooperative services program, whereby we manage a lottery authority's instant ticket operations, as a means of reducing the operating costs of lottery authorities while increasing lottery revenues. We are the only instant ticket manufacturer to provide such complete facilities management and support services to supplement its manufacturing operations. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff, advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to manage the distribution and sales of tickets themselves, we have been successful in demonstrating to a number of jurisdictions that we can perform these functions more effectively. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in these services and are well-positioned to offer this privatization or outsourcing option to lottery authorities.

        We have contracts for cooperative services with the states of Arizona, Delaware, Florida, Georgia, Maine, Pennsylvania, South Carolina and Tennessee. Under such contracts, we are paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Once our cooperative services programs are in place, replacement of these contractual arrangements may require the lottery authority to incur large conversion costs to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

        In June 2002, we expanded our presence in Latin America with the purchase of a 65% equity interest in Serigrafica Chilena S.A., a leading supplier of lottery tickets, prepaid phone cards and promotional games in Latin America. This purchase has enabled us to expand our share of the Latin American market for both the instant ticket and the prepaid phone card businesses.

        In January 2003, we significantly expanded our offerings of licensed branded lottery products and prize fulfillment and related services with the acquisition of MDI Entertainment, Inc. ("MDI"). MDI has been successful in helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley-Davidson motorcycles and trips and prizes like tickets to NBA playoff games. Our portfolio of licensed brands now includes Hasbro, Mandalay Bay, NBA, Harley-Davidson and Wheel-of-Fortune, plus many others. The acquisition of MDI has enabled us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate additional revenues.

        Lottery Systems.    We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately-operated lotteries in the U.S. and internationally. This business includes the sale of on-line systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors.

        Our lottery systems utilize proprietary technology that is similar to that used for pari-mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of on-line wagers as well as validation of winning on-line and instant play tickets, including probability-based instant lottery tickets. Our lottery business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going operation support and maintenance services. We also provide software, hardware and support for sports betting systems and operation of credit card processing systems for non-lottery customers.

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology. OES operates on-line lottery systems in seven states and the Caribbean, and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Games System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and on-line games. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

        In the U.S., we provide on-line systems and services to, among others, the following state lotteries: Connecticut, Iowa, Maine, Montana, New Hampshire, South Carolina and Vermont. With the acquisition of OES in November 2003, we added the following state lotteries: Delaware, Florida, Indiana, Maryland, Pennsylvania, South Dakota and West Virginia. Contracts with North Dakota and Colorado will commence in March 2004 and November 2004, respectively. The contract with Florida terminates December 2004. Recent on-line lottery system procurements have requested the capability to support the secure validation of probability-based instant lottery tickets, and we have bid SciScan Technology® terminals both with our on-line systems and through other on-line system providers. SciScan Technology® is a keyless validation system for retailers which significantly reduces the time required for ticket validation, while at the same time improving the security of the game. SciScan Technology® terminals can be operated on a stand-alone basis or attached to an on-line lottery terminal to validate traditional instant tickets utilizing optical bar code technology, or our proprietary Winner's Choice™ probability-based instant lottery tickets.

        Internationally, we have systems operating in France, The Netherlands, Switzerland, Austria, Australia, Canada, Jamaica, seven states in Germany, Peru and other countries, and we provide on-line system facilities management services to nationwide lotteries in Barbados and the Dominican Republic.

        We also sell our lottery terminals separately from our sale of complete lottery systems. Our terminal product offerings include the EXTREMA® on-line lottery terminals, SciScan Technology® terminals, STAN™ self-serve terminals and Play Central™ terminals. Our EXTREMA® on-line terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers.

        On November 11, 2003, we announced that a consortium consisting of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists, had signed a contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under the contract, we will provide and support application software, will be the exclusive supplier of instant tickets, will participate in the profits of the lottery operation as an equity partner, and will partner with Lottomatica in the overall management of the lottery. The contract was initially awarded in 2001, but the ratification of the award was delayed by a series of protests by competing bidders.

United States Lottery Contracts

        The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2004 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our on-line contracts is typically the start-up date. The table also includes instant ticket or on-line retail sales, as applicable, for each state or district.

State/District	Fiscal 2003* State Instant Ticket or On-line Retail Sales	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
			(in millions)
Arizona	$159.2	ITRS	January 2003	January 2008	2 one-year
Colorado	254.3	ITRS	July 2000	June 2004	1 one-year
Colorado (3)	137.2	On-line	November 2004	October 2010	2 two-year
Connecticut	530.7	ITRS	August 2002	August 2004	3 one-year
Connecticut	334.7	On-line	May 1998	May 2008	none
Delaware	22.3	ITRS	November 2000	November 2005	none
Delaware	80.1	On-line & Video	September 2002	February 2010	5 one-year
District of Columbia	36.1	ITRS	December 2001	December 2004	2 one-year
Florida	1,126.4	ITRS	April 1997	September 2008	none
Florida	1,698.3	On-line	September 1999	January 2005	none
Georgia	1,486.2	ITRS	May 2003	September 2010	none
Illinois	697.9	ITRS	June 2002	June 2005	2 one-year
Indiana (2)	405.5	ITRS	January 2002	January 2006	2 one-year
Indiana	258.5	On-line	January 1999	August 2006	3 one-year
Iowa	74.3	On-line	July 2001	June 2008	3 one-year
Kentucky (2)	351.4	ITRS	September 2002	October 2005	4 one-year
Maine	39.7	On-line	July 2001	June 2007	2 two-year
Maine	124.9	ITRS	July 2001	June 2007	2 two-year
Maryland	1,006.5	On-line	December 1995	July 2006	none
Massachusetts	2,894.3	ITRS	August 1999	August 2004	none
Minnesota (1)	210.9	ITRS	February 2000	January 2005	none
Missouri	428.9	ITRS	April 2001	June 2005	1 two-year
Montana	24.6	On-line	March 1999	March 2006	none

New Hampshire	70.3	On-line	July 2000	June 2006	2 two-year
New Jersey (1)	901.2	ITRS	November 2001	October 2006	2 one-year
New Mexico	80.2	ITRS	March 2003	March 2007	3 one-year
New Mexico	NA	Video	December 1998	December 2004	3 one-year
New York (1)	2,412.0	ITRS	November 2001	November 2004	2 one-year
North Dakota (3)	NA	On-line	March 2004	March 2012	2 one-year
Ohio	1,077.8	ITRS	July 2001	June 2005	1 two-year
Oregon (1)	136.3	ITRS	June 1998	June 2004	none
Pennsylvania	796.6	ITRS	April 1997	April 2005	2 one-year
Pennsylvania	1,336.4	On-line	February 1998	December 2008	none
South Carolina	422.9	ITRS	October 2001	October 2004	2 one-year
South Carolina	299.5	On-line	January 2002	December 2007	1 one-year
South Dakota	13.3	ITRS	June 2000	June 2005	none
South Dakota	15.5	On-line & Video	March 1999	August 2006	3 one-year
Tennessee (3)	NA	ITRS	January 2004	April 2011	none
Texas	2,148.0	ITRS	September 2003	August 2004	none
Vermont	12.5	On-line	July 2000	June 2006	2 two-year
Virginia (1)	543.4	ITRS	May 2001	May 2004	4 one-year
Washington	241.9	ITRS	March 2000	March 2004	2 one-year
West Virginia	105.4	ITRS	June 2000	June 2004	1 one-year
West Virginia	86.6	On-line	November 1999	July 2005	2 one-year

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
New contract commencing in 2004.

*Fiscal 2003 is the year ended June 30, 2003

**ITRS = Instant ticket and related services

**Video = Video lottery service contract

Pari-mutuel Group

        We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services, video gaming terminals and telephone and Internet account wagering.

        North American Pari-mutuel Operations.    In 2003, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America. Based on Handle, our customers include 10 of the 15 largest thoroughbred racetracks in North America and 10 of the 12 largest North American OTB networks. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and Internet account wagering systems.

        The pari-mutuel wagering systems we provide in North America typically include the terminals or account wagering devices that accept wagers and issue the wagering tickets, the central processing unit that calculates the betting odds of a particular event and tabulates and accounts for the Handle, the display board that indicates the betting odds of a particular event and the communication equipment necessary for additional wagering from sources outside the wagering facility. These systems utilize high volume, real-time transaction and data processing networks managed by central computers, communications equipment, special purpose microcomputer-based terminals, peripheral and display equipment and operations and applications software. The type of central processing unit and the number of ticket-issuing terminals used in a system are generally determined by the physical layout and amount of wagering at each facility. We also provide additional software and other support functions.

        We have continued to focus on the creation of regional networks of large and medium sized racetracks and OTB networks, rather than single facilities at smaller racetracks. Our networks link multiple racetracks, OTBs, and regional networks of racetracks and OTBs to one another via dedicated, secure, high-speed communications channels, enabling operators to capitalize on the growth of the off-track wagering market in a more cost-effective manner. Additionally, when linked to our other regional and national pari-mutuel wagering networks, these networks provide our customers with access to new markets and revenue sources by increasing the number and variety of wagering opportunities that customers can offer to their patrons. We believe our established wagering networks will give us a competitive advantage in renewing existing contracts and winning new contracts in regions where such networks exist because of our ability to offer customers greater services more efficiently than our competitors. In North America, we currently operate regional pari-mutuel wagering networks in California, Connecticut, Florida, Illinois, New Jersey, New York, Oregon, Pennsylvania, Texas, Washington, West Virginia, Puerto Rico, British Columbia and Ontario.

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

        International Pari-mutuel Operations.    In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators; in other international markets, we provide pari-mutuel services similar to those provided by our pari-mutuel operations in North America. We provide and operate pari-mutuel wagering systems at all of the racetracks in Germany, Ireland, Turkey and Austria, as well as all of the OTBs in Germany, and in January 2003 we were awarded the contract to provide pari-mutuel services to S-TWK, the Poland racing organization. Our international pari-mutuel wagering systems are comparable to those deployed in North America and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. These services are provided under long-term contracts of five to 10 years. We have generally been successful in renewing these contracts.

        In Germany, we provide pari-mutuel wagering systems and simulcasting services to the 9 major harness racetracks, the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops. In Ireland, we provide ongoing maintenance and operating services through 2008 to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In Turkey, we have provided a pari-mutuel system and associated maintenance services to the Turkey Jockey Club since 1995. In 2001, we completed the installation of 1,700 terminals and an ECLIPSE™ software conversion at the Turkey Jockey Club's six racetracks and 1,500 off-track betting agencies.

        In most international markets, we sell, deliver and install pari-mutuel wagering systems in racetracks and OTBs rather than operating them pursuant to service contracts. We have systems operating in approximately 24 countries. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key elements. The sale of a pari-mutuel wagering system includes a license for use of our proprietary system software as well as installation, training, technical assistance, support, accessories and limited spare parts.

  Other Pari-mutuel Operations

        Simulcasting.    We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai matches to racetracks, OTBs, jai alai frontons and casinos in North America and Europe. We simulcast racing events from over 60 racetracks and jai alai frontons to more than 150 racetracks and almost 1,300 OTBs throughout North America. We provide similar services in Europe, particularly in The Netherlands and Germany, where we service all 30 racetracks and more than 200 OTBs and bookmaker shops.

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

        Our encryption/transmission equipment compresses each audio/video signal so that multiple signals can be transmitted via one satellite transponder. This technology maximizes the transmission capacity of each of our transponders. Any capacity that we do not use for our simulcasting contracts represents excess time that we may sell to other users of satellite communications, generally for short periods, but, from time to time, under long-term contracts.

        NASRIN®. In conjunction with our 70% interest in a joint venture with Churchill Downs, Inc., we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network, or NASRIN®, that serves almost 150 racetracks and OTBs. Built around AT&T's international frame relay network, NASRIN® securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities, allowing racetracks and OTBs to expand their simulcast wagering opportunities. The system is designed to link all wagering locations in North America and to serve as a platform for future technology developments. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

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

Venue Management Group

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 12 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 27 states. We are also the exclusive licensed operator for all pari-mutuel wagering in The Netherlands, with five racetracks and 33 OTBs under a contract continuing through June 2005. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 21% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut.

        In Connecticut, approximately $224 million was wagered in fiscal 2003 on more than 60 U.S.-based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented several important product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone wagering. Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive is determined by the track where the event is held and varies by type of wager. Our weighted average commission, based on Handle, for our Connecticut operations is approximately 21%. We also provide an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its racebook located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven-year agreement. We believe this racebook is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals.

        We have the right to operate all on-track and off-track pari-mutuel wagering in The Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2005. We also possess additional license approvals to allow us to modernize and expand pari-mutuel wagering in The Netherlands. These approvals allow us to open up to 20 teletheaters, increase the number of OTBs, expand into arcade shops, implement interactive account wagering, and expand national and international simulcasting of racing, including commingling with the V75 pools in Sweden. We currently operate 33 OTB locations throughout The Netherlands, including wagering in three Gaming Halls, and four on-track OTBs, as well as at five tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 31.5%.

Telecommunications Products Group

        We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 20% of the fragmented European market for prepaid cellular phone cards and we believe we are the largest supplier of paper-based prepaid phone cards in the world. To prevent fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We sell our prepaid phone cards to phone companies for a per unit price.

        For additional information concerning our business and geographic segments, see Note 18 to the Consolidated Financial Statements.

Contract Procurement

Lottery Group

        Government operated lotteries in the U.S. typically operate under state mandated public procurement regulations. See "Government Regulation". Lotteries select an instant ticket or on-line supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. on-line lottery contracts typically have a minimum initial term of five years, with additional renewal options. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year.

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

Venue Management Group

        Our license to provide on-track and off-track services in The Netherlands expires in the year 2005. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and The Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operations, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Telecommunications Products Group

        All telecommunications products customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

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

        We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products, including Winner's Choice™, Play Central™, Terra 2000®, SciScan Technology®, Aegis™, PROBE®, EXTREMA®, SGI-NET™, ECLIPSE™, NASRIN®, SAM®, STAN™, MAX®, TINY TIM®, On the Wire®, Autotote.com™ and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

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

Production Processes; Sources and Availability of Components

        Our dedicated computer-controlled printing process is specifically designed for producing secure instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions which are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and should, therefore, not be dependent on any particular supplier.

        Production of our lottery and pari-mutuel wagering systems and related component products primarily involves the assembly of electronic components into more complex systems and products. We produce our terminal products primarily at our manufacturing facility in Ballymahon, Ireland, or on a limited basis at our Georgia development facility. Other manufacturing may be contracted out to third party vendors, as needed.

        We normally have sufficient lead-time between reaching an agreement to provide a lottery or pari-mutuel wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet its requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might change. The lead-time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors' lead-times and is also consistent with the needs of our customers.

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

        We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, or Pollard, Oberthur Gaming Technologies, or OGT, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., a subsidiary of Canadian Bank Note Company, Ltd. We estimate that the retail sales value of our U.S. customer base was approximately 65% of total U.S. instant ticket retail sales in 2003. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, Pollard, OGT, Creative Games and GPS Honsel.

        Our principal competitors in the U.S. on-line lottery systems business are GTech Corporation (with approximately 72% of the U.S. market based on retail sales) and Interlott Technologies, Inc. GTech is also our major competitor in the international on-line market with the balance of the market being served by Interlott Technologies, Inc., EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

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

        Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and United Tote Company. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services in this highly-fragmented industry. Current and future competitors in Internet-based wagering include YouBet.com and TVG.

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

Telecommunications Products Group

        The market for prepaid phone cards is highly fragmented, but competition comes from other instant ticket lottery printers utilizing lottery security and printing technologies, as well as alternative printing and non-printing technologies. Our telecommunications products operations compete with other printing companies on the basis of price, availability, product features and product security. There is competition within our class of products and other technologies to provide the desired functionality. There are alternative technologies such as smart cards or alternative means to provide the funding of telephone services. We have invested in new higher speed and higher capacity printing and packaging technologies that we believe, in combination with our lottery security and logistics expertise, will continue to provide us a competitive advantage in this market. Our competitors in this area include OGT, Schlumberger Limited and Gemplus S.A.

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

        On August 16, 2003, the National Thoroughbred Racing Association's Wagering Technology Working Group and Giuliani Partners jointly issued a report that stated that the unlawful activities of our former employee appeared to be an isolated event and that the additional security measures put into place after the Breeders' Cup incident have been effective means for improving wagering security and providing deterrence against similar types of crime.

        On December 9, 2003, we announced that we established a cooperative working relationship with The Jockey Club intended to seek to improve the capabilities and technology of the pari-mutuel industry's wagering systems and to provide the pari-mutuel industry with a more secure wagering infrastructure. We expect that the new system will be able, among other things, to transmit wagering transaction detail in real time to any independent, industry-owned central database for real-time security monitoring and industry-wide information management.

        In 2002, we incurred approximately $1.1 million of costs related to the former employee's malfeasance in connection with the Breeders' Cup incident. Although we believe that any future losses, if any, that may arise from this matter will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict with certainty, and there can be no assurance that our business might not be materially affected or that other security breaches will not occur.

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

Employees

        As of December 31, 2003, we employed approximately 3,430 persons. Most of our U.S. pari-mutuel employees involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2005. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union. Our lottery employee groups are represented by two labor unions: our employees in Austria are represented by a Worker's Council, which is typical of many European companies; and at the United Kingdom facility, approximately 360 employees are members of the Graphic Paper and Media Union.

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

        While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet. We cannot assure you that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that such proceeding, if any, would not have a material adverse impact on us or our business plans. Additionally, although we believe that the December 2000 amendment to the federal Interstate Horseracing Act of 1978 clarifies that account wagering, off-track betting and inter-track simulcasting, as currently conducted by the U.S. horse racing industry, are authorized under U.S. federal law, the amendment may not be interpreted in this manner by all concerned. We cannot assure you that we can continue to conduct our pari-mutuel, account wagering, OTB and race simulcasting operations in all of the jurisdictions in which we currently operate or that a discontinuation of any of these operations would not have a material adverse impact on us or our business plans.

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

Lottery Operations

        At the present time, 44 U.S. jurisdictions (including the District of Columbia, Puerto Rico and the U.S. Virgin Islands), all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually fixed by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

Pari-mutuel Wagering

        At present, 43 states in the U.S., Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, conduct pari-mutuel wagering on greyhound races. In addition, Connecticut, Rhode Island, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

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

        The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is reputably presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

        As a consequence of our sale of our Series A convertible preferred stock, in 2000 the Casino Control Act required our subsidiary that held a casino service industry license to relinquish said license upon the closing of that sale and apply anew for licensure. We obtained preliminary approval from the New Jersey Racing Commission and transactional waivers from the Casino Commission that allow us to continue providing services to Atlantic City casinos pending investigation of the new application that we filed and until our subsidiary is relicensed and our directors, officers and certain security holders are qualified. The holders of our Series A convertible preferred stock and certain of their directors, officers and shareholders may be required to seek qualification or to seek waiver of qualification. We believe that all the foregoing actions will be satisfactorily concluded in due course. However, there can be no assurance that this will be the case, and our failure to obtain any of the foregoing approvals could have a material adverse effect on us or our business plans.

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

Video Gaming

        Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as video gaming machines ("VGMs") or video lottery terminals ("VLTs"), depending on the jurisdiction. These devices represent a growing area in the wagering industry. We or our subsidiaries manufacture and supply terminals and wagering systems designed for use as VGMs or VLTs.

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

        We and our subsidiaries operating in Nevada will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our subsidiaries operating in Nevada will be required to be reported to or approved by the Nevada Commission. If we are licensed by the Nevada gaming authorities, any (i) guarantees issued by our subsidiaries operating in Nevada in connection with any public financing; (ii) hypothecation of the assets of our subsidiaries operating in Nevada as security in connection with any financing; and/or (iii) pledges of the equity securities of our subsidiaries operating in Nevada as security in connection with any public financing will require the approval of the Nevada Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our subsidiaries operating in Nevada, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our subsidiaries operating in Nevada, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our subsidiaries operating in Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the registered corporation's corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

Executive Officers of the Company

        Our executive officers are elected each year at the annual meeting of the Board of Directors, which follows the annual meeting of stockholders, to hold office for a one-year term and until their successors have been elected and qualified or until their earlier death, resignation or removal.

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	58	Chairman of the Board, President and Chief Executive Officer
Martin E. Schloss	57	Vice President, General Counsel and Secretary
DeWayne E. Laird	56	Vice President, Chief Financial Officer and Controller
William J. Huntley	54	Vice President of Lottery Systems and President, SGI Systems
Cliff O. Bickell	61	Vice President of Printed Products and President, SGI Printed Products
Brooks H. Pierce	42	Vice President of Pari-mutuel Operations and President, Autotote Systems
Robert C. Becker	45	Vice President and Treasurer
Sally L. Conkright	51	Vice President of Organization Development
Richard M. Weil	49	Vice President of International Business Development

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

        Martin E. Schloss has served as Vice President and General Counsel since December 1992 and Secretary since May 1995. Prior to joining the Company, Mr. Schloss served in various positions in the legal department of General Instrument Corporation for approximately 15 years.

        DeWayne E. Laird has served as Vice President and Chief Financial Officer since November 1998 and corporate controller since April 1996. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

        William J. Huntley has served as Vice President of Lottery Systems since October 2002 and as President of the Systems Division of Scientific Games International, Inc. since September 2000. Previously, Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

        Cliff O. Bickell has served as Vice President of Printed Products since October 2002 and as President of the Printed Products Division of Scientific Games International, Inc. since our

September 2000 acquisition of Scientific Games Holdings Corp. ("SGHC"). Mr. Bickell joined SGHC in 1995 and he has previously served as its Vice President, Treasurer and Chief Financial Officer. Prior to joining SGHC, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration-Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

        Brooks H. Pierce has served as Vice President of Pari-mutuel Operations since October 2002, and as President of Autotote Systems, Inc. since November 1997. Mr. Pierce previously served as Vice President of Autotote Systems, Inc. from November 1991 to November 1997.

        Robert C. Becker has served as Treasurer since October 1996 and as Vice President since April 2001. Prior to joining the Company, Mr. Becker served as Assistant Treasurer for the Fuller Company from 1990 to 1994.

        Sally L. Conkright has served as Vice President of Organizational Development since October 2002. Ms. Conkright served as Vice President of Converge, L.L.C. from 2001 to 2002, and as Director of Innovation & eLearning for Linkage, Inc. from 2000 to 2001. Ms. Conkright served as Director of Compensation and Benefits for Xerox Corporation from 1999 to 2000 and as Vice President of Human Resources and Public Relations for Xerox New Enterprises from 1997 to 1999.

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

Available Information

        We make the following information available free of charge through the Investor Relations link on our website at www.scientificgames.com:

  •
  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC;

  •
  The Section 16 Ownership Reports filed by our officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

  •
  Our code of business conduct and ethics, which applies to all of our officers, directors and employees.

ITEM 2. PROPERTIES

        The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/ leased	Purposes
Corporate	New York, NY	12,000	Leased	Corporate Headquarters
	Christiana, DE	8,000	Leased	Administration
Pari-Mutuel	Essen, Germany	12,000	Leased	Administration and operations
	Alpharetta, GA	32,000	Leased	Warehouse and office space
	Ballymahon, Ireland	19,000	Leased	Manufacturing and warehouse
	Various cities, France	6,300	Leased	Administration and operations
	Various cities, Germany	17,200	Leased	Warehouse and office space
Venue Management	Various cities, CT	56,300	Leased	OTB facilities
	Windsor Locks, CT	39,000	Owned	OTB facility
	New Haven, CT	55,000	Owned	OTB facility, administration and operations
	New Haven, CT	2,000	Leased	Administration
	Den Haag, Netherlands	16,000	Leased	Administration and operations
	Various cities, The Netherlands	23,500	Leased	OTB facilities
Lottery	Rocky Hill, CT	17,000	Leased	Administration and operations
	Barre, VT	3,100	Leased	Administration
	Concord, NH	5,400	Leased	Administration and operations
	Helena, MT	3,900	Leased	Administration and operations
	Urbandale, IA	35,000	Leased	Administration and operations
	Gardner, ME	10,000	Leased	Administration and operations
	Orlando, FL	50,000	Leased	Administration and operations
	Blythewood, SC	20,000	Leased	Administration and operations
	Vienna, Austria	46,300	Leased	Administration and operations
	Various	46,200	Leased	Warehouse space and operations
	Santiago, Chile	47,000	Leased	Administration, operations, warehousing and manufacturing
	Alpharetta, GA	260,000	Owned	Manufacturing and administration
	Duluth, GA	48,000	Leased	Warehouse space
	Phoenix, AZ	22,000	Leased	Administration and warehouse
	Middletown, PA	35,100	Leased	Administration and warehouse
	La Vergne, TN	23,600	Leased	Administration and warehouse
	Clifton, NJ	180,000	Leased	Administration and operations
	Baltimore, MD	27,600	Leased	Administration and operations
	Harrisburg, PA	24,700	Leased	Administration and operations
	Dover, DE	23,600	Leased	Administration and operations
	Indianapolis, IN	20,000	Leased	Administration and operations
	Charleston, WV	18,500	Leased	Administration and operations
	Arden Hills, MN	17,900	Leased	Administration and operations
	Sharon Hills, PA	12,000	Leased	Operations
	Orlando, FL	10,300	Leased	Administration and operations
	Various cities, FL	39,200	Leased	Administration and operations
Telecommunication Products	Leeds, England	150,000	Owned	Manufacturing

ITEM 3. LEGAL PROCEEDINGS

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, Scientific Games International, Inc. ("SGI"), owned a minority interest in Wintech de Colombia S.A., or Wintech (now in liquidation), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002 the Colombian Government enacted new gaming and lottery legislation which included the dissolution of Ecosalud. A new company, Empresa Territorial para la Salud ("Etesa") was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

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

        In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss Etesa's pending lawsuit against SGI seeking the collection of amounts that Etesa claims are owed by SGI. By decision dated August 2003, of which SGI received notice in January 2004, such denial was upheld by the Council of State, the highest appellate court with jurisdiction over this matter. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca.

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

        On December 4, 2002, a class action lawsuit (Allard v. Autotote / Scientific Games Corporation, and Does 1-10 (L. A. Superior Court No. BC 286382)) was filed against us in state court in California by a professional Pick Six bettor on behalf of pari-mutuel bettors in the U.S., alleging, among other things, negligence, breach of contract and deceptive trade practices arising from our handling of multiple-race wagers. We removed the case to federal court, and moved to dismiss the lawsuit. On June 2, 2003, the federal court judge dismissed the action finding that plaintiff's claims were barred as a matter of law and public policy. Subsequently, on July 8, 2003, the federal court judge determined that he did not have subject matter jurisdiction over the case and set aside his previous dismissal order and remanded the case to state court. We have moved to dismiss plaintiff's second amended complaint without leave to amend.

        Subsequent to the end of our 2003 fiscal year, on March 4, 2004, a lawsuit (GTech Corporation v. Scientific Games International, Inc., Scientific Games Holdings Corporation, Scientific Games Finance Corporation and Scientific Games Corporation (U.S. District Court for the District of Delaware, Civil Action No. 04-0138)) was filed against us in federal court in Delaware. The lawsuit alleges that we have infringed upon two patents owned by GTech Corporation concerning instant lottery ticket vending and dispensing machines and methods. We believe that the lawsuit lacks merit, and we intend to contest the suit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2003.

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

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2002 (January 1, 2002-December 31, 2002)
First Quarter	10.05	8.10
Second Quarter	9.97	7.00
Third Quarter	7.99	5.98
Fourth Quarter	8.40	5.55
Fiscal 2003 (January 1, 2003-December 31, 2003)
First Quarter	7.41	4.85
Second Quarter	9.35	5.13
Third Quarter	12.35	8.22
Fourth Quarter	16.97	11.57
Fiscal 2004
First Quarter through March 12, 2004	18.64	14.98

        On March 12, 2004, the last reported sale price for our common stock on the Nasdaq National Market was $17.84 per share. There were approximately 1,466 holders of record of our common stock as of March 12, 2004.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        The terms of our outstanding Series A Convertible Preferred Stock provide for quarterly dividends at a rate equal to 6% per annum, which are payable in kind in the form of additional shares of such preferred stock or, beginning in 2004, in cash at our option. In 2003, we issued an aggregate of 76,605 shares of our Series A Convertible Preferred Stock, pro rata to the holders of such outstanding preferred stock, as quarterly dividend payments on such preferred stock. The Series A Convertible Preferred Stock was originally issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

        In April 2003, the holders of warrants to purchase 43,036 shares of Class A Common Stock at $3.32 per share originally issued to lenders in 1995 exercised their warrants on a cashless basis by electing to have us withhold a number of shares having a market value equal to the purchase price of approximately $142,880. As a result of this exercise, the holders were issued 18,180 shares and the remaining 24,856 warrant shares were withheld as payment of the exercise price. The shares were issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

        In October 2003, the holders of warrants to purchase 146,793 shares of Class B Common Stock at $3.83 per share (originally issued to lenders in 1992) exercised their warrants for the aggregate purchase price of $562,674. The holders elected to convert their shares into Class A common stock, which shares have been registered for resale pursuant to a Registration Statement on Form S-3 (Registration No. 333-110477) under the Securities Act of 1933, which was declared effective on February 12, 2004. The shares were issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

        For additional information regarding our Series A Preferred Stock, see Note 12 and Exhibit 3.(i), which exhibit is hereby incorporated by this reference.

ITEM 6. SELECTED FINANCIAL DATA

        Selected historical financial data presented below as of and for the years ended October 31, 1999 and 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements which have been audited by KPMG LLP, independent auditors. Selected financial data presented below as of and for the year ended December 31, 2003 have been derived from our audited consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors. The following financial information reflects the acquisitions of certain businesses during the period 1999 through 2003, including the acquisition of SGHC since September 6, 2000, the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI") since June 5, 2002, the acquisition of MDI Entertainment, Inc. since January 10, 2003 and the acquisition of IGT OnLine Entertainment Systems, Inc. ("OES") since November 6, 2003. In connection with the acquisition of SGHC, we changed our fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. As a result, the following summary presents selected financial data for the years ended October 31, 1999 and 2000, the two-month transition period ended December 31, 2000 and the years ended December 31, 2001, 2002 and 2003. Reclassifications to Prior Years' Consolidated Financial Statements: Effective January 1, 2003, we adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, in 2002, we reclassified the extraordinary losses incurred in 2000 and 2002 to early extinguishment of debt. These debt extinguishment costs totaled $12,567 in 2000 and $22,501 in 2002. Certain reclassifications have been made to prior year's amounts to conform to current presentation. These data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Years Ended October 31,				Years Ended December 31,
				Two Months Ended December 31, 2000
	1999		2000(b)		2001	2002		2003
Selected Statement of Operations Data:
Operating Revenues:
Services	$148,660		186,520	57,584	364,567	382,818		452,564
Sales	62,488		46,828	9,007	75,674	72,435		108,347

	211,148		233,348	66,591	440,241	455,253		560,911

Costs and Expenses:
Cost of services	99,496		126,601	39,592	231,285	221,038		247,730
Cost of sales	43,937		29,299	5,547	47,158	47,412		76,082
Amortization of service contract software	2,180		1,765	517	4,366	4,930		5,312
Selling, general and administrative	27,178		35,664	9,902	56,695	63,132	(d)	80,074
Depreciation and amortization (h)	20,009		25,735	7,755	49,132	37,905		42,373
Interest expense	16,177		31,231	8,790	50,363	44,842	(e)	26,397
Other (income) expense	15		(456)	(247)	37	636		1,184
Early extinguishment of debt	—		12,567 (c)	—	—	22,501	(f)	293
Loss on sale of businesses	1,600	(a)	—	—	—	—		—

Total costs and expenses	210,592		262,406	71,856	439,036	442,396		479,445

Income (loss) before income tax expense (benefit)	556		(29,058)	(5,265)	1,205	12,857		81,466
Income tax expense (benefit)	177		1,603	(465)	6,067	(26,875	)(g)	29,319

Net income (loss)	379		(30,661)	(4,800)	(4,862)	39,732		52,147
Convertible preferred paid-in-kind dividend	—		1,014	1,143	7,051	7,484		7,661

Net income (loss) available to common stockholders	$379		(31,675)	(5,943)	(11,913)	32,248		44,486

Basic and diluted income (loss) per share:
Basic net income (loss) available to common stockholders (h)	$0.01		(0.86)	(0.15)	(0.30)	0.64		0.74

Diluted net income (loss) available to common stockholders (h)	$0.01		(0.86)	(0.15)	(0.30)	0.50		0.59

Weighted average number of shares used in per share calculation:
Basic shares	36,118		36,928	40,025	40,340	50,221		60,010

Diluted shares	38,343		36,928	40,025	40,340	80,151		88,143

Selected Balance Sheet Data (End of Period):
Total assets	$165,559		608,449	598,527	585,796	636,789		962,989
Total long-term debt, including current installments	$157,144		443,834	440,680	439,735	360,529		532,163
Stockholders' equity (deficit)	$(48,219)		34,645	28,593	20,240	168,770		237,152

        The following notes are an integral part of these selected historical consolidated financial data.

(a)
Reflects $1,600 of unusual loss resulting from the sale of our SJC Video business.

(b)
In the fourth quarter of the fiscal year ended October 31, 2000, we recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of common stock to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required prefunding of our 12 1/2% Senior Subordinated Notes, and approximately $2,300 of incremental business integration costs as a result of the acquisition of SGHC. We also recorded a $1,135 write-off of its option to purchase Atlantic City Race Course as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded a change related to an early extinguishment of debt of $12,567 in connection with the write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes due August 1, 2004.

(c)
Reflects early extinguishment of debt costs of $12,567 incurred in connection with the write-off of deferred financing fees and payment of the call premium on the repayment of our 10 7/8% Series B Senior Notes.

(d)
Includes approximately $1,100 of accrued incremental costs associated with the Pick Six matter.

(e)
Includes $3,300 in debt restructuring charges related to interest rate swaps that were settled in connection with the refinancing of our 2000 senior secured credit facility (the "2000 Facility").

(f)
Reflects early extinguishment of debt costs of $10,226 incurred in connection with the write-off of deferred financing fees related to our refinancing of the 2000 Facility, the payment of $11,172 of redemption premium from the repurchase of a portion of our 12 1/2% Senior Subordinated Notes and the payment of $1,103 in bank fees to permit us to use a majority of the net proceeds from the July 2002 public offering and sale of 14,375 shares of our Class A Common Stock at a price of $7.25 per share to redeem subordinated debt.

(g)
Includes an income tax benefit of $32,900 from the recognition of net operating loss carryforwards ("NOL") at December 31, 2002.

(h)
On January 1, 2002, we adopted Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.

  At December 31, 2001, we had unamortized goodwill of approximately $179,000 and unamortized identifiable intangible assets in the amount of approximately $60,000, all of which were subject to the transition provisions of SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our Connecticut OTB operating right and our tradename with net carrying amounts at December 31, 2001 of approximately $11,700 and $30,100, respectively, have indefinite useful lives and, accordingly, we ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, we reclassified our employee work force intangible asset with a net carrying value of approximately $3,200, net of related deferred tax liabilities, to goodwill effective January 1, 2002. As a result of adopting SFAS 142 and ceasing the amortization of our tradename and the employee workforce intangible assets, we reduced the recognized amount of our net operating loss carryforward by $9,800. This reduction was charged to income tax expense in the first quarter of 2002.

        The following table compares the pro forma net income (loss) available to common stockholders for the years ended October 31, 1999, and 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, adjusted to reflect the adoption of SFAS 142 as if it had occurred at the beginning of the periods presented, to the reported net income (loss) available to common stockholders for the years ended December 31, 2002 and 2003:

	Year Ended October 31,			Year Ended December 31,
			Two Months Ended December 31, 2000
	1999	2000		2001	2002	2003
	Pro Forma	Pro Forma	Pro Forma	Pro Forma	As Reported	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss)	$2,610	(27,927)	(3,335)	5,251	39,732	52,147

Adjusted net income (loss) available to common stockholders	$2,610	(28,941)	(4,478)	(1,800)	32,248	44,486

Adjusted earnings per share amounts—basic and diluted:
Adjusted net income (loss) per share available to common stockholders:
Basic	$0.07	(0.78)	(0.11)	(0.04)	0.64	0.74

Diluted	$0.07	(0.78)	(0.11)	(0.04)	0.50	0.59

Shares used in calculating adjusted per share amounts:
Basic	36,118	36,928	40,025	40,340	50,221	60,010

Diluted	38,343	36,928	40,025	40,340	80,151	88,143

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$379	(31,675)	(5,943)	(11,913)	32,248	44,486
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	2,231	2,734	1,465	10,113	—	—

Adjusted net income (loss) available to common stockholders	$2,610	(28,941)	(4,478)	(1,800)	32,248	44,486

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

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology. OES operates on-line lottery systems in seven states and the Caribbean, and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Games System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and on-line games. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc. The excess of the $143.0 million purchase price, plus expenses and a working capital payment of approximately $7.0 million, over the fair values of the net assets acquired is currently estimated to be approximately $102.2 million and has been recorded as goodwill. This estimate is subject to revisions until the valuations of OES's assets and liabilities are finalized. The operating results of OES have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of OES been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma revenue and net income available to common shareholders for the twelve months ended December 31, 2003 would have been $688.0 million and $49.3 million, respectively.

        On January 17, 2003, we completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash. With the purchase of MDI, we significantly expanded our offerings of licensed branded products and prize fulfillment and related services. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley-Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. Our portfolio of licensed brands now includes Hasbro, Mandalay Bay, NBA, Harley-Davidson, Wheel-of-Fortune, and many others. The exclusive licenses from Hasbro include Monopoly®, Battleship® and Scrabble®. The acquisition of MDI has enabled us to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the approximately $23.0 million purchase price over the fair values of the net assets acquired is approximately $22.2 million and has been recorded as goodwill. The operating results of MDI have been included in our consolidated operating results since January 10, 2003. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, our pro forma operating results for the year ended December 31, 2003 would not have been materially different from the actual reported results.

        On June 5, 2002, we completed the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, we changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3.9 million in cash and up to $4.4 million in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. In 2003 we paid an additional $0.9 million in cash for achievement of certain financial performance levels in 2002. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition.

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

        We operate primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

        Our Lottery Group derives revenues from the sale of instant lottery tickets and related services and the sale or operation of on-line lottery systems. In 2003, our Lottery Group accounted for approximately 65% of all retail sales of instant lottery tickets in the United States. In the instant ticket business, we typically sell our tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold by a state lottery. In the on-line lottery market in the United States, we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets; in international markets, we generally sell our lottery systems to the lottery operators. "On-line" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions.

        Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and on-line lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business line also includes software, hardware and support service for sports betting and credit card processing systems. We have contracts to operate on-line lottery systems for 16 of the 42 on-line lottery authorities in the U.S., and we believe we are the second largest on-line lottery provider in Europe.

        Our Pari-mutuel Group is a leading worldwide provider of wagering systems to the pari-mutuel wagering industry, to which we also provide related race broadcasting and telecommunications services. Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment. We provide our systems and services to thoroughbred, harness and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted. We are generally paid a percentage of all racing industry wagers, or Handle, processed by our wagering systems, and we receive a service fee for our satellite communications services on a per event or a monthly subscription basis. In 2003, our systems processed approximately 65% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America.

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

        Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of 65% of the equity of SERCHI in 2002, the acquisition of MDI in January 2003 and the acquisition of OES in November 2003, all of which were accounted for as purchases, affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements).

        On January 29, 2002, we transferred the listing for our Class A common stock to the Nasdaq National Market, and our trading symbol was changed to "SGMS".

Critical Accounting Policies

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

Revenue recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured, and delivery has occurred. Almost all of our revenues, except revenues earned from the sale of wagering systems, are earned pursuant to contractual terms and conditions either as a percentage of the amount wagered or when products are shipped to the customer and the customer assumes ownership of the product. Such revenues do not involve difficult, subjective or complex judgments.

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

        At the time we enter into service or sales contracts, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of our fee is due beyond our normal payment terms, which may vary depending on the nature of the contract and location of the customer, we account for the fee as not being fixed and determinable and recognize the revenue when payments become due. We assess collection based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. For our international customers, we frequently require collateral in the form of a letter of credit for all or a portion of our fee. If we determine collection is not reasonably assured, we defer the fee and recognize the revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Valuation of long-lived and intangible assets and goodwill

        We assess the recoverability of long-lived assets and intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

  •
  significant underperformance relative to expected historical performance or projected future operating results;

  •
  significant changes in the manner of or use of the acquired assets or the strategy of our overall business;

  •
  significant adverse change in the legality of our business ventures or the business climate in which we operate; and

  •
  loss of a significant customer.

        When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of capital, or by a comparison to third party indications of fair market value. At December 31, 2003, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $662 million.

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we ceased amortizing goodwill and intangible assets determined to have indefinite useful lives as of January 1, 2002. Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142 require that we evaluate our existing goodwill and intangible assets and make any necessary reclassifications to conform with the new criteria outlined in SFAS 141 and SFAS 142. We completed our assessment of goodwill and intangible assets in the second quarter of 2002, and we made all necessary reclassifications to goodwill in accordance with the provisions of SFAS 142. No material adjustments were made to the goodwill and intangible assets balances at December 31, 2001. We also evaluated the remaining useful lives of the intangible assets that will continue to be amortized and have determined that no revision to those useful lives is necessary. We performed an annual impairment test for fiscal 2002 and 2003, and no adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2002 or 2003.

Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        Prior to 2002, we had a history of losses, which generated sizable net operating loss carryforwards for both state and federal tax purposes. We did not recognize any income tax benefits from those losses in excess of the amount of net taxable temporary differences that would reverse during the carryforward period because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these net operating losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these losses. Because of improved financial results in 2002, and anticipated taxable income in 2003 and beyond, it was determined that it was more likely than not that we would utilize our tax losses to offset future taxable income considering any limitations on the use of our tax losses imposed by the Internal Revenue Code of 1986. As a result, we recorded a deferred tax asset in 2002 of approximately $30.1 million by reducing the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations. Should our expectations for future levels of taxable income not materialize or occur in amounts significantly less than what we have forecasted, some of our deferred tax assets may not be recoverable. A significant change in our expectations for future taxable income could have a material effect on our consolidated results of operations and financial position.

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

Related Party Transactions

        Statement of Financial Accounting Standards No. 57, Related Party Disclosures, requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. We are not a party to material transactions involving related persons or entities.

Reclassification of Previously Reported Extraordinary Item

        Effective January 1, 2003, we adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, in 2003, we reclassified the extraordinary losses incurred in 2002 to early extinguishment of debt. These debt extinguishments totaled approximately $22.5 million of pre-tax expense in 2002. Certain other reclassifications were made to the prior years' consolidated financial statements to conform to the current presentation.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The following analysis compares our results of operations for the year ended December 31, 2003 to the results for the year ended December 31, 2002.

	Year Ended December 31, 2003
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347

Total revenues	362,505	86,197	63,946	48,263	560,911

Cost of service	159,447	43,476	44,807	—	247,730
Cost of sales	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312

Total operating expense	203,278	48,631	44,807	32,408	329,124

Gross profit	159,227	37,566	19,139	15,855	231,787
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668

Segment operating income	$93,370	14,640	13,735	8,227	129,972

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					20,632

Consolidated operating income					$109,340

Interest expense					$26,397

	Year Ended December 31, 2002
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					18,766

Consolidated operating income					$80,836

Interest expense					$44,842

Revenue Analysis

        For the year ended December 31, 2003, revenues of $560.9 million improved $105.7 million or 23% overall as compared to the prior year, reflecting a $69.7 million or 18% increase in service revenue and a $35.9 million or 50% increase in sales revenue.

        The increase in service revenue for the year ended December 31, 2003 was primarily attributable to a $68.6 million or 29% increase in revenues in the Lottery Group as compared to the prior year, of which $25.2 million represents an improvement in licensed branded lottery products and prize fulfillment and related services, primarily attributable to the addition of MDI beginning January 10, 2003, $21.8 million is attributable to the acquisition of OES in November 2003; $21.7 million is attributable to improvements in lottery sales, reflecting governments' continuing reliance on lotteries to support government sponsored programs; and $3.5 million is attributable to the strengthening of the euro. Pari-mutuel Group service revenues were approximately $0.7 million or 1% lower than the prior year period primarily due to lower Handle caused by severe winter weather conditions in the northeast, the war in Iraq, a slowing economy and a horsemen's strike in Chicago, partially offset by favorable foreign exchange rates. Venue Management Group service revenues increased approximately $1.9 million or 3% compared to the prior year due primarily to more favorable exchange rates in The Netherlands.

        The $35.9 million increase in sales revenue for the year ended December 31, 2003 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group, coupled with a $2.2 million or 5% improvement in revenues in the Telecommunications Products Group as compared to the prior year, due primarily to the impact of favorable exchange rates, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $231.8 million for the year ended December 31, 2003 increased $49.9 million or 27% as compared to the prior year, reflecting a $42.7 million or 27% improvement in service revenues, and a $7.2 million or 29% improvement in sales revenues. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group, as continued cost reduction efforts coupled with higher revenues, plus the addition of MDI in January 2003 and OES in November 2003. Gross margins improved from 40% in 2002 to 41% in 2003. Increased lottery systems and equipment sales revenue contributed to the $7.2 million or 29% increase in gross margin on sales in the Lottery Group for the year as compared to 2002. The $2.4 million or 7% improvement in gross margin in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts, partially offset by lower Handle-related service revenues as explained above. Telecommunications Products Group gross margins were unchanged in 2003 from the prior year, as more favorable exchange rates and increased volume were offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $80.1 million for the year ended December 31, 2003 were $16.9 million or 27% higher than for 2002. This increase is primarily due to $10.0 million of incremental selling, general and administrative expenses for SERCHI, MDI and OES, plus a $4.5 million increase in sales and marketing costs, compensation, medical costs and professional service fees, and $3.0 million in costs associated with the relocation of our pari-mutuel racing operations from Delaware to Georgia.

        Depreciation and amortization expense, including amortization of service contract software, of $47.7 million for the year ended December 31, 2003 increased $4.9 million or 11% from 2002, primarily due to the acquisitions of SERCHI, MDI and OES, and the amortization of deferred installation costs of new lottery contracts.

        Interest expense of $26.4 million for the year ended December 31, 2003 decreased $18.4 million or 41% from 2002, primarily as a result of the debt reduction program begun in 2002. (See "Liquidity, Capital Resources and Working Capital.")

Income Tax Expense

        Income tax expense of $29.3 million for the year ended December 31, 2003 increased $56.2 million from a tax benefit of $26.9 million in 2002 due to the recognition of a $30.1 million income tax benefit from the net operating loss carryforward in the year ended December 31, 2002. As a result of our recognition of the income tax benefit of the net operating loss carryforward in 2002, the financial statement income tax provision increased from approximately 15% in 2002 to approximately 36% in 2003. Our cash tax rate in 2003 was approximately 16% as a result of utilizing some of our tax losses to offset taxes that would otherwise be payable. No current tax benefit was recognized on domestic operating losses prior to 2002 in excess of the amount of net taxable temporary differences that are expected to reverse during the NOL carryforward period.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        The following analysis compares our results of operations for the year ended December 31, 2002 to the results for the year ended December 31, 2001.

	Year Ended December 31, 2002
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$239,219	$81,546	$62,053	$—	$382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					18,766

Consolidated operating income					$80,836

Interest expense					$44,842

	Year Ended December 31, 2001
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative expenses	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	32,217	12,131	2,674	1,804	48,826

Segment operating income	$27,210	15,323	12,434	9,706	64,673

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					13,068

Consolidated operating income					$51,605

Interest expense					$50,363

Revenue Analysis

        For the year ended December 31, 2002, revenues of $455.3 million improved $15.0 million or 3.4% overall as compared to the prior year, reflecting an $18.3 million or 5.0% increase in service revenue and a $3.2 million or 4.3% decrease in sales revenue.

        The increase in service revenues in 2002 is primarily attributable to a $15.3 million or 7% increase in revenues in the Lottery Group, of which approximately $5.0 million is attributable to a full year of operation of the Maine and Iowa lotteries which started in mid-2001; approximately $11.0 million is attributable to the startup of the South Carolina Educational Lottery in January 2002; approximately $2.0 million is attributable to continued growth in the instant ticket sales; and approximately $5.0 million is attributable to the acquisition of SERCHI in June 2002. These gains were partially offset by the absence of the French lottery business that was sold in the third quarter of 2001. Cooperative services revenues were down slightly for the year as increased revenues at all of our other customers helped offset the loss of approximately $9.0 million of revenues from the loss of the New York contract, which was awarded to another vendor prior to our acquisition of Scientific Games Holdings Corp. ("SGHC") in September 2000. Pari-mutuel Group service revenues increased $1.8 million or 2%, primarily reflecting the additional revenue from the Churchill Downs simulcasting contract in 2002 and increased service fees. Venue Management Group service revenues increased $1.1 million or 2%, of which $0.5 million is attributable to the opening of the Hartford Raceview Center in 2002, plus continued growth in telephone account wagering, partially offset by a full year reduction in the New York Racing Association take-out rate. The balance of the increase is attributable to our Dutch operation, primarily due to higher Handle and a favorable exchange rate.

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

        Interest expense of $44.8 million in the year ended December 31, 2002 decreased $5.5 million from $50.4 million in the same period in 2001, primarily due to lower average debt levels following the third quarter 2002 repurchase of $83.0 million of our 12 1/2% Senior Subordinated Notes, plus the effect of lower average interest rates on our outstanding term loans. In addition, interest expense in the year ended December 31, 2002 included approximately $3.3 million of termination charges relating to the refinancing of our 2000 senior secured credit facility (the "2000 Facility") in December 2002. These charges resulted from the early cancellation of three interest rate swap agreements that we were required to maintain pursuant to the terms of the prior credit facility. (See "Liquidity, Capital Resources and Working Capital" for a discussion of the 2002 Offering, the repurchase of our 12 1/2% Senior Subordinated Notes and the replacement of the 2000 Facility with a 2002 Senior Secured Credit Facility.)

Early Extinguishment of Debt

        In 2002, we repaid approximately $83.0 million of our outstanding 12 1/2% Senior Subordinated Notes and refinanced the 2000 Facility. As a result, we recorded early extinguishment of debt aggregating approximately $22.5 million related to the redemption premium paid in the amount of approximately $11.2 million on the redeemed Notes; the $1.1 million fee paid to the term loan lenders to permit us to use the majority of the net proceeds from the 2002 Offering (see "Liquidity, Capital Resources and Working Capital") to redeem the Notes; and the write off of approximately $10.2 million of previously deferred financing costs.

Income Tax Expense

        We recorded an income tax benefit of $26.9 million in the year ended December 31, 2002. Prior to 2002, we had a history of losses, which generated sizable net operating loss carryforwards for both state and federal tax purposes. We did not recognize any income tax benefits from those losses in excess of the amount of net taxable temporary differences that would reverse during the carryforward period because we were not able to demonstrate that it was more likely than not that we would generate sufficient taxable income in the future to utilize some or all of these net operating losses, and, accordingly, we recorded a valuation allowance offsetting our deferred tax asset associated with these losses. Because of improved financial results in 2002, and anticipated taxable income in 2003 and beyond, it was determined that it was more likely than not that we would utilize our tax losses to offset future taxable income considering any limitations on the use of our tax losses imposed by the Internal Revenue Code of 1986. As a result, we recorded a deferred tax asset in 2002 of approximately $30.1 million by reducing the corresponding deferred income tax valuation allowance, and recognized an income tax benefit in income from continuing operations.

        In the year ended December 31, 2001, we recorded an income tax expense of $6.1 million, representing primarily state and foreign taxes. No current tax benefit was recognized in the year ended December 31, 2001 on the then remaining unrecorded value of the domestic net operating loss carryforwards.

Liquidity, Capital Resources and Working Capital

        In July 2002, we completed the public offering and sale of 14.4 million shares of our Class A Common Stock at a price of $7.25 per share (the "2002 Offering") and used the net proceeds of approximately $98.4 million (after deducting underwriting discounts, commissions and prior to deducting offering expenses) to redeem approximately $83.0 million of our 12 1/2% Senior Subordinated Notes ("Notes"). As a result of these transactions, our capital structure improved, and Standard & Poor's Ratings Group and Moody's Investors Service, Inc. upgraded our credit ratings to BB- and Ba3, respectively, where they remain today. In December 2002, we replaced our existing senior secured credit facility (the "2000 Facility") with a new senior secured credit facility (the "2002 Facility"), which consisted of a $50.0 million revolving credit facility due 2006 and a $290.0 million Term B Loan due 2008. In May 2003, we repurchased an additional $1.5 million of our Notes. In November 2003, we amended and restated the 2002 Facility (as amended and restated, the "2003 Facility"). The 2003 Facility consists of a $75.0 million revolving credit facility due 2006 and a $462.8 million Term C Loan due 2009. The 2003 Facility contains certain financial covenants that are identical to those contained in the 2002 Facility, and which are described below. At December 31, 2003, approximately 88% of our debt, representing approximately $466.5 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.6 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements as of December 2003 impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2003 Facility (the "Amended Credit Agreement") contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets. Additionally, the Credit Agreement governing the 2003 Facility contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

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

  •
  A minimum Consolidated Interest Coverage Ratio of 3.50, which will be increased according to the terms of the Credit Agreement through July 1, 2004, from which date until December 2009 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.70, which will be increased according to the terms of the Credit Agreement through July 1, 2006, from which date until December 2009 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced according to the terms of the Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at December 31, 2003 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        At December 31, 2003, we had outstanding letters of credit of $47.9 million, but no outstanding borrowings under the 2003 Facility, leaving us with a total availability of $27.1 million as compared to $28.2 million at December 31, 2002. Our ability to borrow under the 2003 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due by Period
Contractual Obligations:	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long term debt, 12 1/2% notes and 2003 Facility	$528,409	4,628	9,256	9,256	505,269
Other long term debt	3,754	1,699	1,009	500	546
Interest expense (1)	154,649	26,447	52,141	52,424	23,637
Operating leases	36,651	11,732	14,054	6,115	4,750
Other long term liabilities (2)	9,840	—	3,575	4,040	2,225

Total contractual cash obligations	$733,303	44,506	80,035	72,335	536,427

(1)
Based on rates in effect at December 31, 2003.

(2)
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our pension plans and deferred compensation plans aggregating $21,091 at December 31, 2003. We have also excluded liabilities aggregating $10,647 at December 31, 2003, related to deferred revenues, deferred income taxes and minority interests in businesses we own.

        Our Series A Preferred Stock requires dividend payments at a rate of 6% per annum. To date, we have satisfied the dividend requirement using additional shares of convertible preferred stock. The terms of the convertible preferred stock provide us with the flexibility to satisfy the dividend in cash, subject to compliance with the 2003 Facility, which we expect to initiate in 2004.

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

        Periodically, we bid on new pari-mutuel and on-line lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to enter into additional borrowings at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2004, we anticipate that capital expenditures and software expenditures will be approximately $60.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2005 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

        At December 31, 2003, our available cash and borrowing capacity totaled $106.5 million compared to $63.1 million at December 31, 2002. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. For the year ended December 31, 2003, net cash provided by operating activities of $115.0 million exceeded cash used in investing activities of $77.1 million, excluding funds used to acquire MDI and OES. The $115.0 million of net cash provided by operating activities consisted of the excess of the $122.5 million that was provided by operations less the $7.5 million that was used to fund changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

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

New Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (the "FASB") issued Statement No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 ("SFAS 132 Amended"). SFAS 132 Amended revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("SFAS 87"), and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 132 Amended retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132 Amended are adopted. Except as noted below, SFAS 132 Amended is effective for the Company in the year 2003 financial statements. Disclosure of information about foreign plans required by paragraphs 5(d), 5(e), 5(g), and 5(k) of SFAS 132 Amended and disclosure of estimated future benefit payments required by paragraph 5(f) of SFAS 132 Amended are effective for fiscal year 2004.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 requires that certain financial instruments which have characteristics of both liabilities and equity be classified as liabilities, or, in some circumstances, assets, if they fall within the scope of SFAS 150. We were required to adopt SFAS 150 for all financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for all other financial instruments. The adoption of SFAS 150 did not have a material impact on our consolidated operations or financial position.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities("SFAS 149"). SFAS 149 requires that contracts with comparable characteristics be accounted for similarly, clarifies under what circumstances a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. We are required to adopt SFAS 149 for all contracts entered into or modified after September 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated operations or financial position.

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

        Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any variable interest rate entities, and we do not expect that Interpretation No. 46 will have an impact on our financial statements.

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

        On March 12, 2003, the FASB added to its agenda a project that will seek to improve the accounting and disclosures relating to stock-based compensation. Among other issues, the project on stock-based compensation will address whether to require that the cost of employee stock options be treated as an expense. The FASB plans to start deliberating the key issues on this subject at future public meetings with a view to issuing an Exposure Draft in 2004 that could become effective in 2004.

Recent Developments

        On February 17, 2004, the United States Patent and Trademark Office issued us a patent for our "Method of Playing A Group Participation Game." This is our third patent for this game family. The patents apply to lottery, casino, horse and dog racing and jai alai games that have an optional bonus wager as a feature of the game. We obtained this intellectual property with the purchase of OES.

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

        For fiscal 2003, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2004, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2003, approximately 12% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. In the third quarter of 2002, we completed the 2002 Offering and used approximately $83.0 million of the net proceeds to redeem a portion of our 12 1/2% Senior Subordinated Notes. In the fourth quarter of 2002 we replaced our senior secured credit facility with the 2002 Facility. In the fourth quarter of 2003 we amended and restated our senior credit facility, repaying the Term B Loan with a portion of the proceeds of a $462.8 million Term C Loan due 2009, and increasing the revolving credit facility to $75.0 million. (See "Liquidity, Capital Resources and Working Capital".)

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2003

	2004	2005	2006	2007	2008	There after	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	77,553
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$6,329	5,249	5,040	4,977	4,762	440,222	466,579	464,890
Average interest rate	4.80%	4.13%	3.98%	3.97%	3.92%	3.92%	3.94%

        We entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which had a notional value of 34.7 million Canadian dollars at December 31, 2003, have been designated as cash flow hedges. For the year ended December 31, 2003, we recorded a debit to other comprehensive income (loss) of ($1.3) million for the change in the fair value of these foreign exchange instruments.

        The following table provides notional amounts and exchange rate information about our Canadian currency hedge derivative financial instruments. We do not hold any market risk instruments for trading purposes.

Notional Amount by Expected Maturity—Canadian Currency Hedge
December 31, 2003

	2004	2005	2006	2007	2008	There after	Total	Fair value
	(dollars in thousands)
Canadian currency hedge:
Notional U.S. $amount	$25,925	—	—	—	—	—	25,925	(793)
Exchange rate	1.34	—	—	—	—	—	1.34	—

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Netherlands, France, Austria and Chile. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

        Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Form 10-K (Page)
Independent Auditors' Report	59
Independent Auditors' Report	60
Consolidated Financial Statements:
Balance Sheets as of December 31, 2002 and 2003	61
Statements of Operations for the years ended December 31, 2001, 2002 and 2003	62
Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2001, 2002 and 2003	63
Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	64
Notes to Consolidated Financial Statements	66
Schedule:
II. Valuation and Qualifying Accounts	115

        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the accompanying consolidated balance sheet of Scientific Games Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective January 1, 2003.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Scientific Games Corporation:

        We have audited the accompanying consolidated balance sheet of Scientific Games Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2001 and 2002. In connection with our audits of the consolidated financial statements, we have also audited the 2001 and 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2001 and 2002 related financial statement schedule, when considered in relation to the 2001 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

/s/ KPMG LLP

Short Hills, New Jersey
February 21, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2003
(in thousands, except per share amounts)

	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,929	79,373
Accounts receivable, net of allowance for doubtful accounts of $3,772 and $4,589 in 2002 and 2003, respectively	53,260	99,639
Inventories	20,535	26,896
Prepaid expenses, deposits and other current assets	22,654	31,457

Total current assets	131,378	237,365

Property and equipment, at cost	404,685	473,610
Less accumulated depreciation	203,819	244,880

Net property and equipment	200,866	228,730

Goodwill, net	183,770	308,355
Operating right, net	14,020	14,020
Other intangible assets, net	43,802	77,428
Other assets and investments	62,953	97,091

Total assets	$636,789	962,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$3,865	6,327
Accounts payable	23,888	34,603
Accrued liabilities	53,513	113,261
Interest payable	3,597	4,232

Total current liabilities	84,863	158,423

Deferred income taxes	4,174	4,595
Other long-term liabilities	22,318	36,983
Long-term debt, excluding current installments	356,664	525,836

Total liabilities	468,019	725,837

Commitments and contingencies (Notes 10 and 22)
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,248 and 1,325 shares outstanding at December 31, 2002 and 2003, respectively	1,248	1,325
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 shares and 1.238 shares outstanding at December 31, 2002 and 2003	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 59,375 and 61,504 shares outstanding at December 31, 2002 and 2003, respectively	594	615
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	384,927	405,957
Accumulated losses	(214,135)	(169,649)
Treasury stock, at cost	(3,539)	(6,743)
Accumulated other comprehensive income (loss)	(326)	5,646

Total stockholders' equity	168,770	237,152

Total liabilities and stockholders' equity	$636,789	962,989

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2002 and 2003
(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2002	2003
Operating revenues:
Services	$364,567	382,818	452,564
Sales	75,674	72,435	108,347

	440,241	455,253	560,911

Operating expenses (exclusive of depreciation and amortization shown below):
Services	231,285	221,038	247,730
Sales	47,158	47,412	76,082
Amortization of service contract software	4,366	4,930	5,312

	282,809	273,380	329,124

Gross profit	157,432	181,873	231,787

Selling, general and administrative expenses	56,695	63,132	80,074
Depreciation and amortization	49,132	37,905	42,373

Operating income	51,605	80,836	109,340
Other deductions:
Interest expense	50,363	44,842	26,397
Other expense, net	37	636	1,184
Early extinguishment of debt	—	22,501	293

	50,400	67,979	27,874

Income before income tax expense (benefit)	1,205	12,857	81,466
Income tax expense (benefit)	6,067	(26,875)	29,319

Net income (loss)	(4,862)	39,732	52,147
Convertible preferred stock paid-in-kind dividend	7,051	7,484	7,661

Net income (loss) available to common stockholders	$(11,913)	32,248	44,486

Basic and diluted net income (loss) per share:
Basic net income (loss) available to common stockholders	$(0.30)	0.64	0.74

Diluted net income (loss) available to common stockholders	$(0.30)	0.50	0.59

Weighted average number of shares used in per share calculations:
Basic shares	40,340	50,221	60,010

Diluted shares	40,340	80,151	88,143

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2001, 2002 and 2003
(in thousands)

	Years Ended December 31,
	2001	2002	2003
Common stock:
Beginning balance	$402	412	594
Issuance of Class A common stock, net of issuance expenses	—	144	—
Issuance of Class A common stock in stock option and warrant exercises	10	29	21
Issuance of Class A common stock on conversion of Series A and B preferred stock	—	9	—

Ending balance	412	594	615

Series A Convertible Preferred and Series B Preferred Stock:
Beginning balance	1,149	1,220	1,249
Issuance of Series A convertible preferred stock as paid-in-kind dividend	71	74	77
Issuance of Series B preferred stock	—	1	—
Conversion of Series A and B preferred stock to Class A common stock	—	(46)	—

Ending balance	1,220	1,249	1,326

Additional paid-in capital:
Beginning balance	266,888	275,510	384,927
Issuance of Class A common stock, net of issuance expenses	1,070	96,336	471
Issuance of Class A common stock, in connection with employee stock purchase plan	—	—	592
Issuance of Series B preferred stock	—	(1)	—
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	—	37	—
Issuance of Series A convertible preferred stock as paid-in-kind dividend	6,979	7,410	7,584
Issuance and exercise of stock options and warrants	305	5,294	5,496
Tax benefit from employee stock options	—	—	6,600
Deferred compensation	268	341	287

Ending balance	275,510	384,927	405,957

Accumulated losses:
Beginning balance	(234,470)	(246,383)	(214,135)
Net income (loss)	(4,862)	39,732	52,147
Convertible preferred stock paid-in-kind dividend	(7,051)	(7,484)	(7,661)

Ending balance	(246,383)	(214,135)	(169,649)

Treasury stock:
Beginning balance	(102)	(135)	(3,539)
Purchases of Class A common stock	(33)	(3,404)	(3,204)

Ending balance	(135)	(3,539)	(6,743)

Accumulated other comprehensive income:
Beginning balance	(5,274)	(10,384)	(326)
Other comprehensive income (loss)	(5,110)	10,058	5,972

Ending balance	(10,384)	(326)	5,646

Total stockholders' equity	$20,240	168,770	237,152

Comprehensive income (loss):
Net income (loss)	$(4,862)	39,732	52,147
Other comprehensive income (loss):
Minimum pension liability adjustment	38	(2,261)	(781)
Foreign currency translation adjustment	(296)	4,758	7,181
Cash flow hedges	(7,816)	(1,193)	(7,633)
Reclassification adjustments for losses reclassified into operations	2,962	8,654	6,314
Unrealized gain on investments	2	100	891

Other comprehensive income (loss)	(5,110)	10,058	5,972

Comprehensive income (loss)	$(9,972)	49,790	58,119

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2002 and 2003
(in thousands)

	Years Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(4,862)	39,732	52,147

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	53,498	42,835	47,685
Change in deferred income taxes, net of effects of businesses acquired	4,177	(33,984)	19,954
Non-cash interest expense	2,435	2,298	2,415
Deferred finance fees—early extinguishment of debt	—	22,501	293
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,030	358	(27,802)
Inventories	7,707	8	(3,969)
Accounts payable	(533)	(4,206)	6,911
Accrued liabilities	(5,620)	(3,383)	22,159
Other	1,579	3,695	(4,792)

Total adjustments	67,273	30,122	62,854

Net cash provided by operating activities	62,411	69,854	115,001

Cash flows from investing activities:
Capital expenditures	(7,398)	(15,880)	(14,599)
Wagering systems expenditures	(39,095)	(15,137)	(21,009)
Change in other assets and liabilities	(9,591)	(14,131)	(41,454)
Business acquisitions, net of cash acquired	—	(4,104)	(167,905)

Net cash used in investing activities	(56,084)	(49,252)	(244,967)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	5,750	(14,750)	—
Proceeds from issuance of long-term debt	—	291,335	463,548
Payments on long-term debt	(6,573)	(357,463)	(293,137)
Payment of financing fees	—	(17,531)	(237)
Net proceeds from issuance of common stock	1,046	98,398	2,907

Net cash provided by (used in) financing activities	223	(11)	173,081

Effect of exchange rate changes on cash	(389)	1,689	1,329

Increase in cash and cash equivalents	6,161	22,280	44,444
Cash and cash equivalents, beginning of period	6,488	12,649	34,929

Cash and cash equivalents, end of period	$12,649	34,929	79,373

See accompanying notes to consolidated financial statements.

Non-cash investing and financing activities

        For the years ended December 31, 2001, 2002 and 2003

        See Notes 9 and 10 for a description of the write-off of deferred financing fees and capital lease transactions.

        Supplemental cash flow information

        Cash paid during the period for:

	Years Ended December 31,
	2001	2002	2003
Interest	$50,659	47,676	23,347
Income taxes, net of refunds	$300	3,707	7,693
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$7,051	7,484	7,661

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

        The Lottery Group encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant ticket services such as game design, sales and marketing support, retailer telemarketing and field services. The Company also provides on-line lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and on-line lottery games, point-of-sale terminal hardware which connects to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items. The Company's lottery products and services are provided primarily to governmentally sanctioned lotteries worldwide.

        The Pari-mutuel Group includes all aspects of the Company's pari-mutuel service business, which encompass its North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, video gaming, and sales of pari-mutuel systems and equipment. The Company is a leading worldwide provider of computerized pari-mutuel wagering. The Company is one of the leading providers of simulcasting services to the racing industry in the United States and Europe.

        The Venue Management Group owns and operates off-track betting operations in Connecticut and is the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in The Netherlands.

        The Telecommunications Products Group, through its United Kingdom based operations, incorporates its superior lottery derived proprietary technology to create and manufacture highly secure, paper-based, prepaid phone cards for the international cellular telephone markets.

(b) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company's ownership is greater than 50%. Investments in other entities in which the Company has the ability to exercise significant influence over the investee are accounted for on the equity basis. Under the equity method, investments are stated at cost plus the Company's equity in undistributed earnings after acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents.

(d) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined as follows:

Item	Cost method
Parts	First-in, first-out or weighted moving average.
Work-in-process and finished goods	First-in, first-out or weighted moving average for direct material and labor; other fixed and variable production costs are allocated as a percentage of direct labor cost.

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

(f) Deferred Installation Costs

        Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with leased systems are deferred and amortized over the lives of the leases unless such costs are reimbursed by the lessee, in which case such amounts are included in revenue and cost of sales. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $18,532 and $16,690 at December 31, 2002 and 2003, respectively.

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

SFAS 142 requires, commencing January 1, 2002, that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be evaluated for impairment on an annual basis. SFAS 144 requires that intangible assets with definite useful lives continue to be amortized over their useful lives, but be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company adopted these statements upon issuance, and accordingly all amortization related to goodwill and intangible assets with indefinite useful lives ceased as of January 1, 2002. The Company performs the impairment tests for goodwill and intangible assets with indefinite useful lives on an annual basis at the end of its fiscal year. (See Note 6.)

(h) Other Assets and Investments

        The Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products and for use in its wagering service contracts that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. These capitalized costs are amortized on the straight-line basis over their useful lives. The Company adopted the provisions of SFAS 141, SFAS 142 and SFAS 144 upon issuance by the FASB and has performed an evaluation of the assets that have been acquired in prior business combinations. Certain reclassifications have been made to comply with the provisions of such new FASB Statements. As a result, amortization of certain reclassified intangible assets has been ceased. In accordance with the new FASB Statements, an evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. See Note 6 for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

(i) Impairment of Long-Lived Assets and Acquired Intangible Assets

        The Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The amount of impairment of other long-lived assets (excluding goodwill) is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(j) Revenue Recognition

        Revenues from pari-mutuel wagering services, on-line lottery systems services, cooperative services arrangements, certain instant ticket contracts and the operation of off-track betting venues are recognized based on a percentage of amounts wagered pursuant to the terms of the contract. Simulcasting and telecommunication service revenue is recognized as services are performed. Costs incurred in connection with the manufacture, installation, and integration of terminals, software and telecommunications configurations are initially capitalized and amortized on a straight-line basis over the term of the contract. Costs of providing operating services are charged to operations in the period incurred. Revenues from sales of products including instant tickets, prepaid phone cards and stand alone terminals are recognized when shipped and the customer takes ownership and assumes risk of loss.

        Liquidated damages assessed by the customer prior to the activation of the wagering systems are recognized as a reduction of revenue over the contract period.

        Revenues from multiple element contracts for the sale of lottery and pari-mutuel wagering systems including the licensing of software, software maintenance and other services are recognized using the guidance from SOP 97-2, Software Revenue Recognition, as amended. Under multiple element arrangements, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence of fair value. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

        Revenues from major long term contracts for the sale of lottery and pari-mutuel wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to estimated costs to complete. Any anticipated losses on fixed price contracts are charged to operations when such losses can be estimated.

(k) Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(m) Stock-Based Compensation

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value-based method. Accordingly, no stock option related compensation expense has been recognized for a substantial majority of its stock-based compensation plans. The Company was required to adopt SFAS 148 for the year ended December 31, 2002. The adoption of SFAS 148 did not have an impact on the consolidated results of operations or financial position of the Company for fiscal 2002 and 2003.

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

        Pro forma net income (loss) and income (loss) per basic and diluted share were:

	Year Ended December 31,
	2001	2002	2003
Net income (loss) available to common stockholders, as reported	$(11,913)	32,248	44,486
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	187
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(2,611)	(2,630)	(3,850)

Pro forma net income (loss) available to common stockholders	$(14,524)	29,618	40,823

Net income (loss) available to common stockholders per basic share:
As reported	$(0.30)	0.64	0.74

Pro forma	$(0.36)	0.59	0.72

Net income (loss) available to common stockholders per diluted share:
As reported	$(0.30)	0.50	0.59

Pro forma	$(0.36)	0.46	0.57

(1)
The amounts for years 2002 and 2003 are net of income tax benefit. No adjustments were made for income tax benefit in year 2001 as the Company had only recognized tax benefits of prior period operating losses to the extent such losses would be offset by net taxable temporary differences expected to reverse during the carryforward period.

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $4.72 in fiscal 2001, $6.75 in fiscal 2002 and $11.21 in 2003 and the following assumptions: risk-free interest rate of 4.9% for fiscal 2001, 4.2% for fiscal 2002 and 3.3% for fiscal 2003; expected option life of 7.0 years for fiscal 2001, 2002 and 2003; expected volatility of 76% for fiscal 2001, 74% for fiscal 2002 and 72% for fiscal 2003; and no dividend yield in any year. The average fair values of options granted during fiscal years 2001, 2002, and 2003 were $3.48, $4.82 and $7.68, respectively.

(n) Use of Estimates

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

(o) Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company's foreign currency translation adjustments, interest rate derivatives, unrecognized minimum pension liability and unrealized gains (losses) on investments be included in other comprehensive income (loss).

(p) Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 ("SFAS 138") and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        The Company has several derivative contracts to hedge part of the Company's foreign currency exposure with respect to future cash receipts under a contract with the Ontario Lottery Commission. These derivative instruments have been designated as cash flow hedges and recorded on the balance sheet at their respective fair values as prescribed by SFAS 133, SFAS 138 and SFAS 149.

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

        The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in its fair value in operations.

(q) Reclassification to Prior Years' Consolidated Financial Statements

        Effective January 1, 2003, the Company adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, the Company has reclassified the extraordinary losses incurred in 2002 to other deductions-early extinguishment of debt. These debt extinguishments totaled $22,501 of pre-tax expense in 2002. Certain other reclassifications have been made to the prior years' consolidated financial statements to conform to the current presentation.

(2)    Basic Income (Loss) Per Common Share and Diluted Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2003, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units (representing shares of deferred stock), and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future (see Notes 12 and 13).

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income (loss) available to common stockholders per common share for the years ended December 31, 2001, 2002 and 2003:

	Years Ended December 31,
	2001	2002	2003
Income (loss) (numerator)
Net income (loss) available to common stockholders	$(11,913)	32,248	44,486
Add back preferred stock paid-in-kind dividend (1)	—	7,484	7,661

Income (loss) before preferred stock dividend available to common stockholders (diluted)	$(11,913)	39,732	52,147

Shares (denominator)
Basic weighted average common shares outstanding	40,340	50,221	60,010
Effect of diluted securities—stock options, convertible preferred shares and deferred shares(2)	—	29,930	28,133

Diluted weighted average common shares outstanding	40,340	80,151	88,143

Basic and Diluted per share amounts
Basic net income (loss) available to common stockholders	$(0.30)	0.64	0.74

Diluted net income (loss) available to common stockholders	$(0.30)	0.50	0.59

(1)
Series A Convertible Preferred Stock paid-in-kind dividend is not added back in the calculation of diluted net income per share in the year ended December 31, 2001 since assuming conversion of the preferred shares would be anti-dilutive.

(2)
Potential common shares are not included in the calculation of dilutive net loss per share for the year ended December 31, 2001 since inclusion would be anti-dilutive.

(3)    Acquisitions

        On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology (NYSE: IGT) for $143,000 in cash plus expenses and an estimated $7,000 working capital payment, subject to closing adjustments. Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc. The results of OES have been included in the Company's results of operations from the date of acquisition. In its most recent fiscal year, OES had annual revenues of approximately $148,818.

        The acquisition of OES strengthens the Company's presence in the lottery industry, expands the Company's geographic presence, broadens its lottery product offerings and accelerates its entrance into the video lottery systems business. As a result of the acquisition, the Company has contracts to operate on-line lottery systems in 16 states and throughout the Caribbean, in addition to supporting systems that OES delivered to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Gaming System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and on-line games. The Company is in the process of allocating the purchase price of OES, including performing a thorough analysis to estimate the fair value of the assets acquired and liabilities assumed, and it expects that a majority of the excess will be allocated to goodwill. Goodwill from the acquisition of OES will be deductible for tax purposes.

        In connection with the acquisition of OES, on November 6, 2003 the Company amended and restated its senior secured credit facility (as amended and restated, the "2003 Facility") to (a) permit the OES acquisition and related incurrence of indebtedness, (b) increase the revolving credit facility by $25,000 to $75,000, (c) enter into a $462,825 Term C Loan, of which $287,825 was used to repay in full the existing Term B Loan, $143,000 was used to pay the purchase price for the OES acquisition and the balance is available for general corporate purposes, and (d) make certain other changes to the credit agreement governing the 2002 Facility (such agreement, the "Credit Agreement"). The Term C Loan carries interest at the Base Rate plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, with the provision that when the Consolidated Leverage Ratio is less than 2.00:1.00 then the Base Rate margin and the LIBOR margin drop to 1.50% and 2.50%, respectively. The Term C Loan matures in December 2009 and requires quarterly principal payments of $1,157 through December 31, 2008 plus four quarterly principle payments of $109,921 in 2009.

        The following table presents the unaudited condensed balance sheet of OES at the November 6, 2003 acquisition date, adjusted for the preliminary allocation of the purchase price to the assets acquired. This preliminary purchase price allocation is subject to revisions until the valuation of OES's assets and liabilities is finalized.

November 6, 2003
(unaudited)
Assets:
Cash, cash equivalents and other current assets	$28,673
Property and equipment	24,869
Goodwill	102,232
Acquired customer service contracts	31,000
Other long-term assets	1,397

Total assets	$188,171

Liabilities and Stockholder's Equity:
Current liabilities	29,004
Long-term liabilities	6,123
Stockholder's equity	153,044

Total liabilities and stockholder's equity	$188,171

        The following table presents unaudited pro forma results of operations as if the acquisition of OES had occurred at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the Company's fiscal years ended December 31, 2002 and 2003, or the results that may occur in the future.

	Years Ended December 31,
	2002 (1)	2003 (2)
	(unaudited)
Operating revenues	$598,559	687,961
Operating income	97,186	127,980
Income before income tax expense	20,990	92,351
Net income	44,322	56,986
Convertible preferred stock dividend	7,484	7,661

Net income available to common stockholders	$36,838	49,325

Basic net income per share available to common stockholders	$0.73	0.82

Diluted net income per share available to common stockholders	$0.55	0.65

(1)
The amounts in this column represent the pro forma results of operations for Scientific Games for the year ended December 31, 2002 and for OES for the twelve months ended December 28, 2002. OES amounts were derived from the reported historical combined financial statements of OES as follows: the unaudited results of operations for the nine months ended September 28, 2002 were added to the unaudited results of operations for the nine months ended June 28, 2003, less the unaudited results of operations for the six months ended June 28, 2003.

(2)
The amounts in this column represent the pro forma results of operations of Scientific Games without OES for the year ended December 31, 2003 and OES for the twelve months ended September 27, 2003.

        On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger agreement, whereby the remaining eight percent of MDI common shares were converted into the right to receive $1.60 per share in cash. With the purchase of MDI, the Company significantly expanded its offerings of licensed branded products and prize fulfillment and related services. MDI has been successful in helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley Davidson motorcycles and trips and prizes like tickets to NBA playoff games. The Company's portfolio of licensed brands now includes Hasbro®, Mandalay Bay®, NBA®, Harley-Davidson® and Wheel-of-Fortune®, to name a few. The exclusive licenses from Hasbro include Monopoly®, Battleship® and Scrabble®. The Company expects that its acquisition of MDI will enable it to further expand the use of branded games and prize fulfillment services to continue to help its customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting. The excess of the $22,958 purchase price over the fair values of the net assets acquired is approximately $22,213 and has been recorded as goodwill. The operating results of MDI have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma operating results for the year ended December 31, 2003 would not have been materially different from the actual reported results. Goodwill from the acquisition of MDI is not deductible for tax purposes.

        On June 5, 2002, the Company completed the purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, the Company changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3,900 in cash and up to $4,355 in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. In 2003, the Company made a cash payment of $915 due to the achievement of certain financial performance levels in 2002. The acquisition has been accounted for using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $3,751 and has been recorded as goodwill. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of SERCHI been included as if the transaction had been consummated on January 1, 2002, the pro forma operating results of the Company for the year ended December 31, 2002 would not have been materially different. Goodwill from the SERCHI purchase is not deductible for tax purposes.

(4)    Inventories

        Inventories consist of the following:

	December 31,
	2002	2003
Parts and work-in-process	$10,850	17,990
Finished goods	9,685	8,906

	$20,535	26,896

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

(5)    Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2002	2003
Machinery, equipment and deferred installation costs	$311,785	355,680
Land and buildings	49,990	49,135
Transportation equipment	4,362	4,800
Furniture and fixtures	10,995	13,025
Leasehold improvements	14,515	18,013
Construction in progress	13,038	32,957

Property and equipment, at cost	404,685	473,610
Less: Accumulated depreciation	(203,819)	(244,880)

Net property and equipment	$200,866	228,730

        Depreciation expense for the years ended December 31, 2001, 2002 and 2003 amounted to $32,919, $35,009 and $36,768, respectively.

        Cost for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation.

(6)    Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The Financial Accounting Standards Board ("FASB") SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), require companies to cease amortizing goodwill that existed at June 30, 2001 on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also broadens the criteria for recording intangible assets separate from goodwill and establishes a new method of testing goodwill impairment whereby goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value.

        In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate off-track betting in Connecticut and its trade name which had net carrying amounts of approximately $11,681 and $30,082, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. Amortization expense of these intangible assets and goodwill was approximately $16,909 for the year ended December 31, 2001. As a result of adoption of SFAS 142, the Company also reduced the recognized amount of its net operating loss carryforward ("NOL") from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002.

        The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2002 and 2003. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2002
Amortizable intangible assets:
Patents	15	$1,084	163	921
Customer lists	14	14,600	4,089	10,511
Customer service contracts	15	3,341	1,053	2,288

		19,025	5,305	13,720

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$73,564	15,742	57,822

Balance at December 31, 2003
Amortizable intangible assets:
Patents	15	$3,139	291	2,848
Customer lists	14	15,375	5,984	9,391
Customer service contracts	15	3,781	1,280	2,501
Licenses	1-15	3,928	1,136	2,792
Lottery contracts	1-7.5	31,000	1,186	29,814

		57,223	9,877	47,346

Non-amortizable intangible assets:
Trade name		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$111,762	20,314	91,448

        The aggregate intangible amortization expense for the years ended December 31, 2001, 2002 and 2003 was approximately $6,759, $2,035 and $4,572, respectively. The estimated intangible asset amortization expenses for the year ending December 31, 2004 and for each of the subsequent four years, ending December 31, 2008, are approximately $10,636, $8,985, $7,618, $6,612 and $5,205, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from December 31, 2002 to December 31, 2003. The

Company recorded a $915 increase in goodwill in 2003 in connection with an earnout payment pursuant to the SERCHI purchase agreement. Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5, 2002 acquisition of 65% of the issued and outstanding shares of SERCHI, was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003. The Company recorded an increase to goodwill of $22,213 related to the final purchase price allocation of MDI. The Company recorded an increase to goodwill of $102,232 related to the preliminary purchase price allocation of OES, subject to revision pending the completion of the final valuation and allocation of the purchase price.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2001	$176,502	2,597	—	—	179,099
Effect of adoption of SFAS 141 and SFAS 142:
Reclassification of employee workforce intangible asset, net of tax	3,170	—	—	—	3,170
Reclassification of customer service contract to intangible assets	—	(2,110)	—	—	(2,110)
Acquisition of a majority interest in SERCHI	3,611	—	—	—	3,611

Balance at December 31, 2002	183,283	487	—	—	183,770
SERCHI earnout payment	915	—	—	—	915
Reclassification of SERCHI customer service contract intangible asset	(775)	—	—	—	(775)
Acquisition of MDI	22,213	—	—	—	22,213
Acquisition of OES	102,232	—	—	—	102,232

Balance at December 31, 2003	$307,868	487	—	—	308,355

        The following table compares pro forma net income (loss) available to common stockholders for the years ended December 31, 2001, 2002 and 2003, adjusted to reflect the adoption of SFAS 142 on November 1, 1999, to the reported net income for the year ended December 31, 2003:

	Years Ended December 31,
	2001	2002	2003
	Pro Forma	As Reported	As Reported
Adjusted income available to common stockholders:
Adjusted income	$5,251	39,732	52,147

Adjusted net income (loss) available to common stockholders	$(1,800)	32,248	44,486

Adjusted earnings per share amounts—basic and diluted:
Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.04)	0.64	0.74

Diluted	$(0.04)	0.50	0.59

Shares used in calculating adjusted per share amounts:
Basic	40,340	50,221	60,010

Diluted	40,340	80,151	88,143

Reconciliation of reported net income to adjusted net income (loss):
Reported net income (loss) available to common stockholders	$(11,913)	32,248	44,486
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	10,113	—	—

Adjusted net income (loss) available to common stockholders	$(1,800)	32,248	44,486

(7)    Other Assets and Investments

        Other assets and investments, (net) consist of the following:

	December 31,
	2002	2003
Software systems development costs	$28,736	33,401
Deferred financing costs	7,786	10,834
Deferred tax asset	12,109	14,409
SERP trust	—	14,897
Other assets	14,322	23,550

	$62,953	97,091

        In the years ended December 31, 2002 and 2003, the Company capitalized $9,194 and $10,985, respectively, of software systems development costs related primarily to lottery and pari-mutuel wagering systems and video gaming. Capitalized costs are amortized on a straight-line basis over a period of five to ten years.

        Deferred financing costs arise in connection with the procurement of long-term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2002, the Company capitalized $5,374 in connection with replacing its 2000 senior secured credit facility (the "2000 Facility") with a new senior secured credit facility (the "2002 Facility") and wrote-off, as early extinguishment of debt, $10,226 of previously deferred financing costs in connection with its refinancing of the 2000 Facility and the redemption of approximately $82,957 of the Company's 12 1/2% Senior Subordinated Notes. In fiscal 2003 the Company capitalized $5,504 in connection with amending and restating the 2002 Facility. Amortization of deferred financing costs amounted to $2,435, $2,261 and $2,456 for the years ended December 31, 2001, 2002 and 2003, respectively.

        In 2003, the Company made an initial $14,700 cash payment to a rabbi trust, to provide for the payment of certain benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"). The rabbi trust then made a $4,900 payment for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $5,095 at December 31, 2003.

(8)    Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2002	2003
Compensation and benefits	$20,393	30,364
Customer advances	8,376	6,121
Deferred revenue	97	7,720
Accrued income taxes	2,418	7,328
Taxes, other than income	2,625	5,001
Accrued acquisition costs	—	11,037
Accrued contract costs	1,826	19,985
Other	17,778	25,705

	$53,513	113,261

(9)    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2002	2003
12 1/2% Series B Senior Subordinated Notes due 2010	$67,043	65,584
2002 Term B loan with varying interest rate due 2008	290,000	—
2003 Term C loan with varying interest rate due 2009	—	462,825
Capital lease obligations, payable monthly through October 2005, interest from 5.1% to 12.1%	567	988
Various loans and bank facilities, interest from 4.0% to 15.1%	2,919	2,766

Total long-term debt	360,529	532,163
Less current installments	3,865	6,327

Long-term debt, excluding current installments	$356,664	525,836

	Debt and Capital Lease Payments Due by Period
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 years	After 5 Years
Long-term debt, 12 1/2% Notes and 2003 Facility	$528,409	4,628	4,628	4,628	4,628	4,628	505,269
Other long-term debt	3,754	1,699	581	428	368	132	546

Total	$532,163	6,327	5,209	5,056	4,996	4,760	505,815

        At December 31, 2003, the Company had approximately $27,146 available for borrowing under the Company's revolving credit facility under the 2003 Facility. There were no borrowings outstanding under the 2003 Facility, but approximately $47,854 in letters of credit were issued under the facility at December 31, 2003. At December 31, 2002, the Company's available borrowing capacity under the 2002 Facility was $28,171. At December 31, 2003, there was $462,825 outstanding under the Term C Loan under the 2003 Facility, and $65,584 of the Company's 12 1/2% Senior Subordinated Notes (the "Notes") were outstanding. The average interest rate on Term C Loan for the period from the November 6, 2003 inception of the loan to December 31, 2003 was 4.11%.

        On November 6, 2003, the Company entered into the 2003 Facility by amending and restating the 2002 Facility to (a) permit the OES acquisition and related incurrence of indebtedness, (b) increase the revolving credit facility by $25,000 to $75,000, (c) enter into a $462,825 Term C Loan of which $287,825 was used to repay in full the existing Term B Loan, $143,000 was used to pay the purchase price for the OES acquisition and the balance is available for general corporate purposes, and (d) make certain other changes to the Credit Agreement. The Term C Loan carries interest at the Base Rate plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, with the provision that when the Consolidated Leverage Ratio is less than 2.00:1.00 then the Base Rate margin and the LIBOR margin drop to 1.50% and 2.50%, respectively. The Term C Loan matures in December 2009 and requires quarterly principal payments of $1,157 through December 31, 2008 plus four quarterly principal payments of $109,921 in 2009. The 2003 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its wholly-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect wholly-owned domestic subsidiaries and 65% of the capital stock of all of the wholly-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its wholly-owned domestic subsidiaries. The 2003 Facility is supported by guarantees provided by all of the Company's direct and indirect wholly-owned domestic subsidiaries.

        In addition, the 2003 Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i) 50% of the net cash proceeds from the sale or issuance of equity; (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $20,000 per annum; and (iv) 50% of the Company's excess cash flow (as defined in the credit agreement governing the 2003 Facility), or 0% if the leverage ratio is less than 2.50 to 1.00.

        The Credit Agreement as amended and restated in connection with the 2003 Facility (as so amended and restated, the "Amended Credit Agreement") contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Amended Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

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

  •
  A minimum Consolidated Interest Coverage Ratio of 3.50, which will be increased on the first day of each calendar quarter through July 1, 2004, from which date until December 2009 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

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

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced on the first day of each calendar quarter through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

        The Company was in compliance with these covenants for years 2002 and 2003.

        On December 19, 2002, the Company entered into the 2002 Facility and refinanced all of the then outstanding obligations under the existing 2000 Facility. The 2002 Facility consisted of: (a) a $50,000 revolving credit facility available for working capital and general corporate purpose loans and for letters of credit (the "2002 Revolver"), which would have matured in September 2006 with interest at the Base Rate (as defined in the credit agreement governing the 2002 Facility) plus a margin of 1.75% per annum, or at the rate of LIBOR plus a margin of 2.75% per annum, plus a commitment fee on the unused portion of 0.05% per annum, for the first six months and thereafter as determined by reference to a leverage-based pricing grid and (b) a $290,000 term loan (the "2002 Term B Loan") which would have matured in December 2008 with interest at the Base Rate plus a margin of 2.50% per annum, or at the rate of LIBOR plus 3.50% per annum.

        At December 31, 2002, available borrowing capacity under the 2002 Revolver was $28,171, net of outstanding letters of credit of $21,829. As of December 31, 2002, $290,000 of the 2002 Term B Loan

and $67,043 of the 12 1/2% Senior Subordinated Notes were outstanding. The interest rate on the 2002 Term B Loan was 4.92% per annum.

        The 2002 Term B Loan required quarterly principal payments of $725 through December 31, 2007 and $68,875 in 2008. In addition, the 2002 Facility will be subject to the following mandatory prepayments, with certain customary exceptions: (i) 50% of the net cash proceeds from the sale or issuance of equity, (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $20,000 per annum, and (iv) 50% of the Company's excess cash flow (as defined in the credit agreement governing the 2002 Facility), or 0% if the leverage ratio is less than 2.50 to 1.00.

        The 12 1/2% Senior Subordinated Notes due 2010 (the "Notes") bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15, commencing February 15, 2001. The Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2003 Facility. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (see Note 23). The Notes will be redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively. The Notes mature August 15, 2010. The indenture governing the Notes contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

        In the third quarter of 2002, the Company sold 14,375 shares of its Class A Common Stock (the "2002 Offering") and used the net proceeds to redeem approximately $82,957 of the Notes. In connection with this redemption, the Company paid the noteholders redemption premiums aggregating approximately $11,172 and paid the term loan lenders and banks related fees of approximately $1,103 to amend the 2000 Facility to permit the Company to use the majority of the net proceeds from the 2002 Offering to redeem the subordinated debt rather than pay down the 2000 Facility. In November 2002, the Company used approximately $1,741 of the remaining proceeds of the 2002 Offering to make mandatory repayments of the 2000 Term A and 2000 Term B Loans. Following the mandatory repayment of the 2000 Facility, there was $50,022 outstanding under the 2000 Term A Loans and $214,837 outstanding under the 2000 Term B Loans.

(10)    Leases

        At December 31, 2003, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2008. Future minimum lease payments required under these leasing arrangements at December 31, 2003 are as follows: $16,423 in 2004; $14,149 in 2005; $6,646 in 2006; $5,919 in 2007; $5,064 in 2008 and thereafter $10,813. Total rental expense under these operating leases was $10,941, $11,168 and $12,214 in the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company acquired $723 of capitalized leases with the acquisition of OES in November 2003 and $805 of capitalized leases with the acquisition of 65% of the equity of SERCHI in June 2002.

(11)    Fair Value of Financial Instruments

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable, cash flow hedges and accrued liabilities approximates their recorded values.

        The Company believes that the fair value of the Notes approximated $77,770 and $77,553 at December 31, 2002 and 2003, respectively, based on reference to dealer markets and global market prices. The 2002 Term B Loan under the 2002 Facility was repaid in November 2003 with the proceeds of the 2003 Term C Loan. The Company believes that the fair value of the 2003 Term C Loan approximated $463,404 at December 31, 2003 based on the variable nature of the interest rates (see Note 9). The 2002 Term B Loan and the 2002 Facility borrowings had approximated their recorded values, respectively, based on their respective variable rates and currently available terms and conditions for similar debt at December 31, 2002.

(12)    Stockholders' Equity

Preferred Stock

        The Company has a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 1,600 authorized shares of Series A Preferred Stock.

        On November 19, 2003, SGMS Acquisition Corporation, the designee of its parent Mafco Holdings Inc. ("Mafco"), a privately held diversified holding company whose sole stockholder is Ronald O. Perelman and which has interests in consumer products, entertainment, financial services and other industries, acquired Cirmatica Gaming, S.A.'s entire equity interest in the Company, consisting of Series A Preferred Stock and Series B Preferred Stock and representing approximately 23% of the equity and voting power of the Company on an as-converted basis.

        The Series A Preferred Stock is convertible into the Company's common stock at prices of: (a) $4.63 per share if the average 30 day per share closing market price ("AMP") is less than $4.63 per share; (b) current market price per share if AMP is between $4.63 and $5.09 per share; (c) $5.10 per share if AMP is between $5.10 and $8.93 per share; and (d) $5.56 per share if AMP is higher than $8.93 per share. The Series A Preferred Stock pays dividends at the rate of 6% per annum (paid in kind in additional shares through December 31, 2003, and payable, at the Company's option, in cash beginning in 2004) and will mature and become mandatorily convertible into common stock on September 6, 2005. The holders of Series A Preferred Stock also have the right to participate on an as-converted basis in any dividends with respect to the common stock. The holders of Series A Preferred Stock have the right to vote along with the holders of common stock on all matters on which the holders of common stock are entitled to vote, are entitled to vote separately as a class with respect to certain matters, and are also entitled to certain rights of first refusal with respect to future financings. The Series A Preferred Stock is subject to certain customary anti-dilution provisions and has preference over common stock with regard to the distribution of assets upon a liquidation, dissolution or other winding up of the Company.

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

        During the years ended December 31, 2001, 2002 and 2003, the Company issued approximately 71, 74 and 77 shares of Series A Preferred Stock, respectively, in connection with payment of the paid-in-kind dividends on such stock. For the years ended December 31, 2001, 2002 and 2003 the Company recorded preferred stock dividends of $7,051, $7,484 and $7,661, respectively. There were no unpaid dividends at December 31, 2003. Preferred stock dividends have been deducted in determining the amount of the net income (loss) available to common stockholders in the consolidated statements of operations.

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

        The certificates of designations governing the Series A Preferred Stock and the Series B Preferred Stock currently give the holders of the Series A Preferred Stock and the Series B Preferred Stock the right to elect four directors if their aggregate ownership of Series A Preferred Stock (on an as-converted basis) equals or exceeds 22.5%, three directors if their aggregate ownership of Series A Preferred Stock equals or exceeds 17.5%, two directors if their aggregate ownership of Series A Preferred Stock equals or exceeds 10%, and one director if their aggregate ownership of Series A Preferred Stock equals or exceeds 5%, respectively, of the sum of the number of outstanding shares of common stock plus the number of shares of common stock into which or for which all outstanding securities convertible into or exercisable or exchangeable for common stock may be converted, exercised or exchanged. A stockholders' agreement dated as of September 6, 2000 between the Company and the holders of the Series A Preferred Stock, as supplemented by a supplemental stockholders' agreement and by a letter agreement between the Company and Mafco, provides SGMS Acquisition Corporation with the right to designate and have appointed four directors if its aggregate ownership of common stock and Series A Preferred Stock (on an as-converted basis) equals or exceeds 20%, three directors if its aggregate ownership of common stock and Series A Preferred Stock equals or exceeds 16%, two directors if its aggregate ownership of common stock and Series A Preferred

Stock equals or exceeds 9%, and one director if its aggregate ownership of common stock and Series A Preferred Stock equals or exceeds 4.6%, respectively, of the sum of the number of outstanding shares of common stock plus the number of shares of common stock into which or for which all outstanding securities convertible into or exercisable or exchangeable for common stock may be converted, exercised or exchanged, without including for purposes of the foregoing calculation up to 10 million shares of common stock that may be issued pursuant to, or upon the conversion or exercise of any convertible securities issued pursuant to, the prospectus included in the Company's Registration Statement on Form S-3 (Registration No. 333-110477), which was filed with the SEC on November 13, 2003, amended on February 3, 2004 and declared effective on February 12, 2004. Mafco has consented to the issuance of up to 10 million shares of common stock pursuant to, or upon the conversion or exercise of any convertible securities issued pursuant to, such prospectus. In addition, Mafco has agreed, subject to certain conditions, to waive its right to elect one director under circumstances where the aggregate ownership percentage of the holders would otherwise entitle it to elect four directors. The Company has agreed, during the period in which such waiver is in effect, to recommend to the nominating committee of the Board of Directors, and to use its best efforts to have elected as a director, in addition to Mafco's three remaining designees, Mafco's fourth designee. Mafco's waiver will be effective through and including the Company's 2004 annual meeting.

        In addition, if the Company fails to comply with certain of its obligations, then, as long as such failure continues, the Board of Directors shall be increased by three members, and the holders of Series A Preferred Stock shall have a right to designate and have appointed immediately by the Board of Directors by resolution, or elect, voting as a class, the three new directors.

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

Warrants

        During 2002, the Company issued 1,480 shares of Class A Common Stock upon exercise of certain warrants at a price of $1.69 per share. Some of these warrants were exercised pursuant to an optionable exercise provision that permitted the payment of the exercise price with Class A Common Stock in lieu of a cash payment of the exercise price.

        During 2003, the Company issued 18 shares of Class A Common Stock upon the exercise of 43 warrants at a price of $3.32 per share. These warrants were exercised pursuant to an optionable exercise provision that permitted the payment of the exercise price with Class A Common Stock in lieu of a cash payment of the exercise price. The Company also issued 147 shares of Class A Common Stock upon exercise of certain warrants to purchase Class B Common Stock at a price of $3.833 per share. Such Class B Common Shares were converted to Class A Common Shares at the election of the Class B Common Stockholders in accordance with conversion provisions contained in the warrant agreement.

        At December 31, 2003, certain warrants to purchase up to 250 shares of Class A Common Stock were outstanding. Such warrants, which were issued to a financial advisor in connection with its services to the Company in connection with the SGHC acquisition, have an exercise price of $3.58 per share and expire on October 31, 2004.

Employee Stock Purchase Plan

        In 2002, the Company adopted, and its stockholders approved, the Scientific Games Corporation 2002 Employee Stock Purchase Plan (the "ESPP") and reserved 1,000 shares of Class A Common Stock for issuance under the ESPP. The purchase price of the common stock issued pursuant to the exercise of an option under the ESPP will equal 85% of the fair market value of the common stock on (i) the first day of the offering period, or (ii) the last day of the offering period, whichever is less. The number of shares of common stock a participant purchases in each offering period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that offering period by the purchase price. The first offering period of the ESPP began in year 2003, and 89 shares of the Company's Class A Common Stock were issued under the ESPP in 2003, at an average price of $6.63 per share.

(13)    Stock Compensation Plans

        The Company has granted stock options and other stock awards under four stock option plans: the 1992 Equity Incentive Plan (the "1992 Plan"); the 1995 Equity Incentive Plan (the "1995 Plan"); the 1997 Incentive Compensation Plan (the "1997 Plan") and the 2003 Incentive Compensation Plan (the "2003 Plan"). On occasion, the Company has also granted stock options outside of these plans.

        In May 1995, the Company offered holders of stock options with exercise prices above market value as of May 26, 1995 the right to cancel such options in exchange for Performance Accelerated Restricted Stock Units ("PARS"). PARS represent deferred shares of Class A Common Stock which vest in 20% increments on the sixth, seventh, eighth, ninth and tenth anniversaries of the date of grant, or, in certain circumstances, on an accelerated basis based on the Company's stock trading at certain per share prices, or at the discretion of the Board of Directors. Options to purchase 1,976 shares were exchanged for 504 PARS. In consideration for the election by certain employees to defer their scheduled vesting of PARS, an additional 4 and 18 PARS were granted for the years ended December 31, 2001 and 2002, respectively.

        Restricted shares and deferred shares with a three-year vesting schedule were granted to certain non-employee directors under the 1992 Plan, the 1997 Plan and the 2003 Plan. A total of 31 restricted shares at a fair market value of $8.75 per share were granted in year 2002 and a total of 37 restricted shares at a fair market value of $7.26 per share were granted in year 2003. In June 2003 the Company granted 48 shares of restricted stock at a fair market value of $7.96 per share under the 2003 plan to the Chairman and Chief Executive Officer in connection with an extension of his employment agreement. The restrictions on the shares are scheduled to lapse on the third anniversary of the date of grant. The Company has recorded compensation expenses of $268, $341 and $287 in the years ended December 31, 2001, 2002 and 2003, respectively, as selling, general and administrative expenses in the consolidated statements of operations. Additional compensation expense aggregating $542 will be charged to expense through fiscal 2006 as PARS and restricted shares become fully vested.

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

        Information with respect to the Company's stock options is as follows:

Stock Options	Shares	Average Price (1)
Outstanding at December 31, 2000	8,395	$2.80

Granted	2,015	4.73
Canceled	305	3.99
Exercised	578	1.86

Outstanding at December 31, 2001	9,527	3.24

Granted	1,732	6.75
Canceled	250	3.83
Exercised	1,782	2.90

Outstanding at December 31, 2002	9,227	3.95

Granted	2,533	11.14
Canceled	452	7.47
Exercised	1,973	2.41

Outstanding at December 31, 2003	9,335	6.06

(1)
Weighted average exercise price

        Summarized information about stock options outstanding and exercisable at December 31, 2003 is as follows:

	Outstanding			Exercisable
Exercisable Price Range	Shares	Average Life (1)	Average Price (2)	Shares	Average Price (2)
$1.00 to 2.00	721	3.9	$1.38	721	$1.38
$2.01 to 3.00	2,635	4.9	2.77	2,040	2.76
$3.01 to 4.00	1,034	6.3	3.50	747	3.49
$4.01 to 7.00	2,097	7.2	5.91	956	5.47
over $7.00	2,848	8.7	11.35	832	7.85

	9,335	6.7	6.06	5,296	3.96

(1)
Weighted average contractual life remaining in years.

(2)
Weighted average exercise price.

        The number of shares and weighted average exercise price per share of options exercisable at December 31, 2001, 2002 and 2003 were 5,398 shares at $2.81, 4,912 shares at $2.96 and 5,296 shares at $3.96, respectively. At December 31, 2001, 2002 and 2003, 2,223 shares, 670 shares and 5,043 shares, respectively, were available for future grants under the terms of the Company's stock option plans. Outstanding options expire prior to December 8, 2013 and are exercisable at prices ranging from $1.0625 to $17.00 per share.

(14)    Service Contract Arrangements

        Service contracts for North American pari-mutuel wagering systems and lottery systems generally provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. The service contracts generally cover five to seven year periods and frequently include renewal options that have generally been exercised by the customers. Under such contracts, the Company retains ownership of all equipment. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in significant liquidated damages. The service contracts provide for revenue based on a percentage of total amounts wagered. Certain pari-mutuel wagering systems contracts provide for specified minimum levels of revenue. The Company has historically exceeded such minimums.

        Instant ticket sales contracts provide for revenue based on a fixed fee per thousand instant tickets or a percentage of instant ticket retail sales of the lottery customer. Instant ticket contracts generally run for one to five years and frequently include renewal options.

(15)    Export Sales and Major Customers

        Sales to foreign customers amounted to $45,891, $28,580 and $28,555 in the years ended December 31, 2001, 2002 and 2003, respectively. No single customer represented more than 10% of revenues during the year ended December 31, 2003.

(16)    Pension Plans

        The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for U.K. based employees. Retirement benefits under the U.K. plan are based on an employee's average compensation over the two years preceding retirement. The Company's policy is to fund the minimum contribution permissible by the respective tax authorities. The Company estimates that the amount to be funded in year 2004 will approximate $2,200.

        The Company also has an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which is intended to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's compensation and years of service with the Company. The projected benefit obligation and accumulated benefit obligation for this plan were $7,384 and $5,919 at December 31, 2002 and $11,012 and $9,046 at December 31, 2003.

        The Company consults with its independent actuaries when selecting the discount rate assumptions used to determine benefit obligations and net periodic cost. In selecting the discount rate for the U.S. Plan and the SERP Plan, the Company considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody's Investor Service. The discount rate assumptions for the benefit obligations for the plans were as follows: U.S. Plan—6.5% for 2002 and 6.0% for 2003; SERP—6.75% for 2002 and 6.25% for 2003; and U.K. Plan—5.75% for 2002 and 5.5% for 2003. The discount rate assumptions for the net periodic cost of the plans were as follows: U.S. Plan—7% for 2002 and 6.5% for 2003; SERP—7.5% for 2002 and 6.75% for 2003; and U.K. Plan—5.75% for 2002 and 5.5% for 2003.

        The plan assets for the U.S. based plan are invested in Cigna General Account Fund (the "Fund"), which is guaranteed as to principal. In estimating the expected return on the U.S. Plan assets, the Company considers past performance and future expectations for the Fund. At December 31, 2003, the Company made no change from the prior year in the expected 6.5% return on its U.S. Plan assets, as historical returns continue to support the expected return. The SERP Plan has not been funded. The plan assets for the U.K. based plan are primarily invested in equity securities, and the expected return on plan assets was 8% for 2002 and 2003.

        The calculation of benefits under the U.K. Plan reflects compensation increases of 2.5% in 2002 and 3.0% in 2003. The calculation of benefits under the SERP reflects compensation increases of 4.0% in 2002 and 2003.

        The Company uses a measurement date of December 31 for its pension plans.

        The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at the December 31 measurement dates:

	December 31,
	2002	2003
Change in benefit obligation
Benefit obligation at beginning of year	$21,668	31,886
Service cost	1,523	2,275
Interest cost	1,536	2,048
Participant contributions	805	854
Amendments	878	1,759
Actuarial loss	4,378	6,835
Benefits paid	(302)	(574)
Other, principally foreign exchange	1,400	2,108

Benefit obligation at end of year	$31,886	47,191

Change in plan assets
Fair value of plan assets at beginning of year	$14,965	16,202
Actual gain (loss) on plan assets	(2,482)	3,166
Employer contributions	1,930	2,087
Plan participant contributions	805	854
Benefits paid	(302)	(574)
Other, principally foreign exchange	1,286	1,294

Fair value of assets at end of year	$16,202	23,029

Funded status	$(15,684)	(24,162)
Unrecognized actuarial loss	10,624	15,986
Unrecognized prior service cost	4,425	5,627
Unrecognized net transition obligation	17	12

Net liability amount recognized	$(618)	(2,537)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(9,938)	(14,219)
Intangible asset	3,484	4,933
Accumulated other comprehensive income	3,758	4,896
Prepaid pension cost	2,078	1,853

Net amount recognized	$(618)	(2,537)

	December 31,
	2001	2002	2003
Components of net periodic pension benefit cost:
Service cost	$1,608	1,523	2,275
Interest cost	1,391	1,536	2,048
Expected return on plan assets	(1,205)	(1,465)	(1,481)
Actuarial loss	—	129	738
Net amortization and deferral	196	45	54
Amortization of prior service costs	457	454	532

Net periodic cost	$2,447	2,222	4,166

        The accumulated benefit obligation for all defined benefit pension plans was $26,139 and $37,738 at December 31, 2002 and 2003, respectively. As required by Financial Accounting Standards Board Statement No. 87, Employers' Accounting for Pensions ("SFAS 87"), for pension plans for which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at December 31, 2002 and 2003 the additional minimum liability of the unfunded accumulated benefit obligation of $7,243 and $9,829, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

        In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $259, $244 and $240 during the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company's Board of Directors. Pension expense for the years ended December 31, 2001, 2002 and 2003 amounted to approximately $1,624, $1,537 and $3,456, respectively. The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

        The SERP is not a qualified plan. In 2003, to provide a source for the payment of certain benefits under the SERP, the Company made an initial $14,700 cash payment to a rabbi trust, which in turn made a $4,900 payment for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $5,095 at December 31, 2003.

(17)    Income Tax Expense

        The consolidated income (loss) before income tax expense, by domestic and foreign source, is as follows:

	Years Ended December 31,
	2001	2002	2003
Domestic	$(12,350)	(1,446)	61,550
Foreign	13,555	14,303	19,916

Consolidated income before income tax expense	$1,205	12,857	81,466

Income tax expense (benefit) consists of:
	Current	Deferred	Total
Year Ended December 31, 2001
Federal	$(499)	2,272	1,773
Foreign	3,496	498	3,994
State	672	(372)	300

Total	$3,669	2,398	6,067

Year Ended December 31, 2002
Federal	$—	(29,909)	(29,909)
Foreign	5,069	(427)	4,642
State	775	(2,383)	(1,608)

Total	$5,844	(32,719)	(26,875)

Year Ended December 31, 2003
Federal	$8,045	12,217	20,262
Foreign	4,435	616	5,051
State	2,177	1,829	4,006

Total	$14,657	14,662	29,319

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax asset (liabilities) relate to the following:

	December 31,
	2002	2003
Deferred Tax Assets
Inventory	$2,726	2,369
Reserve for doubtful accounts	715	952
Accrued litigation expenses	828	422
Accrued vacation	754	754
Other accrued liabilities	825	14,277
Deferred compensation	1,702	3,052
Partnership investments	273	273
Accumulated other comprehensive income items	1,323	566
Net operating loss carryforward	60,701	50,716
Foreign tax credits	1,600	2,188
Alternative minimum tax credits	221	221
Research and experimentation credits	32	32
Valuation allowance	(8,992)	(8,992)

Total deferred tax assets	62,708	66,830

Deferred Tax Liabilities
Prepaid expense	(300)	(152)
Deferred costs	(3,155)	(2,588)
Intangible assets-difference in basis and amortization periods	(22,806)	(22,443)
Property and equipment-differences in basis and depreciation methods	(10,926)	(8,936)
Interest charge, Domestic International Sales Corp.	(6,493)	(7,064)

Total deferred tax liabilities	(43,680)	(41,183)

Net deferred tax assets on balance sheet	$19,028	25,647

Amounts recognized in the Consolidated Balance Sheet consist of:
Current deferred tax assets	$11,093	15,833
Non-current deferred tax assets	12,109	14,409
Non-current deferred tax liabilities	(4,174)	(4,595)

Net deferred tax assets on balance sheet	$19,028	25,647

        Certain reclassifications have been made to prior year amounts to conform to current presentation.

        The aggregate deferred tax assets before valuation allowance at December 31, 2002 and 2003 were $71,700 and $75,822, respectively. The aggregate deferred tax liabilities at December 31, 2002 and 2003 were $43,680 and $41,183, respectively.

        The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate to income before income tax expense) as follows:

	Years Ended December 31,
	2001	2002	2003
Statutory U.S. federal income tax rate	34%	35%	35%
Computed "expected" tax expense	$410	4,500	28,513
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	3,961	(31,582)	—
State income tax expense	300	1,381	2,604
Foreign tax differential	(615)	(1,928)	(2,903)
Non deductible goodwill amortization and other	2,272	—	—
Other, net	(261)	754	1,105

	$6,067	(26,875)	29,319

        The Company has regular tax net operating loss carryforwards of approximately $154 that expire in 2009, $39,849 that expire in 2010, $25,406 that expire in 2011, $9,151 that expire in 2012, $12 that expire in 2016, $2,108 that expire in 2017, $10,691 that expire in 2018, $6 that expire in 2019, $37,097 that expire in 2020 and $3,017 that expire in 2022. In connection with the fiscal 2000 acquisition of SGHC and the concurrent sale of Series A Convertible Preferred Stock, the Company incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of tax net operating loss carryforwards realized by the Company prior to the change in ownership, totaling approximately $120,000, to offset post acquisition taxable income is limited to approximately $7,500 annually, except with respect to taxable income, if any, attributable to sales of pre-acquisition assets.

        The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $221 and research and experimentation credit carryforwards of approximately $32. The research and experimentation credits expire in 2020.

        The net change in the valuation allowance for deferred tax assets for the years ended December 31, 2001 and 2002 was an increase of $24,863 and a decrease of $31,582, respectively. There was no change in the valuation allowance for deferred tax assets for the year ended December 31, 2003.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated as follows:

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

(18)    Business and Geographic Segments

        Business segments are defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

        The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the years ended December 31, 2001, 2002 and 2003. Operating revenues are allocated among geographic segments based on where the customer is located. Gross profit excludes depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses, including depreciation and amortization, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended December 31, 2001
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$223,875	79,779	60,913	—	364,567
Sales revenues	13,936	19,554	—	42,184	75,674

Total revenues	237,811	99,333	60,913	42,184	440,241

Cost of service	141,442	46,663	43,180	—	231,285
Cost of sales	9,602	11,817	—	25,739	47,158
Amortization of service contract software	1,705	2,661	—	—	4,366

Total operating expenses	152,749	61,141	43,180	25,739	282,809

Gross profit	85,062	38,192	17,733	16,445	157,432
Selling, general and administrative expenses	25,635	10,738	2,625	4,935	43,933
Depreciation and amortization	32,217	12,131	2,674	1,804	48,826

Segment operating income	$27,210	15,323	12,434	9,706	64,673

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					13,068

Consolidated operating income					$51,605

Assets at December 31, 2001	$289,971	226,650	32,977	36,198	585,796

Capital and wagering systems expenditures	$39,756	3,721	1,169	1,847	46,493

	Year Ended December 31, 2002
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					18,766

Consolidated operating income					$80,836

Assets at December 31, 2002	$293,385	258,435	38,634	46,335	636,789

Capital and wagering systems expenditures	$19,065	8,344	2,153	1,455	31,017

	Year Ended December 31, 2003
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347

Total revenues	362,505	86,197	63,946	48,263	560,911

Cost of service	159,447	43,476	44,807	—	247,730
Cost of sales	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312

Total operating expense	203,278	48,631	44,807	32,408	329,124

Gross profit	159,227	37,566	19,139	15,855	231,787
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668

Segment operating income	$93,370	14,640	13,735	8,227	129,972

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					20,632

Consolidated operating income					$109,340

Assets at December 31, 2003	$566,790	317,569	35,283	43,347	962,989

Capital and wagering systems expenditures	$26,663	6,639	830	1,476	35,608

        The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period:

	Years Ended December 31,
	2001	2002	2003
Reportable segment operating income	$64,673	99,602	129,972
Unallocated corporate expense	(13,068)	(18,766)	(20,632)
Interest expense	(50,363)	(44,842)	(26,397)
Other expense	(37)	(636)	(1,184)
Early extinguishment of debt	—	(22,501)	(293)

Income before income tax expense	$1,205	12,857	81,466

	Years Ended December 31,
	2001	2002	2003
Geographic Segments
Service and Sales Revenue:
North America	$298,612	323,246	416,372
Europe, other than United Kingdom	107,401	88,340	98,429
United Kingdom	6,691	9,788	10,383
Other	27,537	33,879	35,727

	$440,241	455,253	560,911

Long-lived assets (excluding identifiable intangibles):
North America	$160,952	156,746	176,186
Europe, other than United Kingdom	6,720	7,947	7,619
United Kingdom	26,988	30,872	32,653
Other	2,128	5,301	12,272

	$196,788	200,866	228,730

(19)    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2002	Quarter Ended June 30, 2002	Quarter Ended September 30, 2002(1)	Quarter Ended December 31, 2002(1)
Total operating revenues	$106,972	114,267	115,152	118,862
Operating expenses	62,487	66,913	69,079	69,971
Amortization of service contract software	1,209	1,214	1,233	1,274

Gross profit	43,276	46,140	44,840	47,617
Net income (loss)	(3,009)	8,122	(5,787)	40,406
Convertible preferred stock paid-in-kind dividend	1,803	1,851	1,899	1,931

Net income (loss) available to common stockholders	$(4,812)	6,271	(7,686)	38,475

Basic and diluted earnings (loss) per share:
Basic net income (loss) available to common stockholders	$(0.11)	0.15	(0.13)	0.66

Diluted net income (loss) available to common stockholders	$(0.11)	0.11	(0.13)	0.46

Weighted average number of shares used in per share calculations:
Basic shares	42,067	43,048	57,301	58,243

Diluted shares	42,067	71,983	57,301	88,033

(1)
Reclassifications to Prior Years' Consolidated Financial Statements: Effective January 1, 2003, we adopted FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and requires the criteria in Accounting Principles Board Opinion No. 30 to be used to classify gains and losses. Accordingly, in 2002, the Company reclassified $22,501 extraordinary losses incurred in 2002 to other deductions—early extinguishment of debt. Of this amount, $15,590 occurred in the quarter ended September 30, 2002 and $6,911 occurred in the quarter ended December 31, 2002.

	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Total operating revenues	$123,218	128,849	132,063	176,781
Operating expenses	70,035	72,417	75,403	105,957
Amortization of service contract software	1,267	1,344	1,325	1,376

Gross profit	51,916	55,088	55,335	69,448
Net income	11,321	12,570	13,237	15,019
Convertible preferred stock paid-in-kind dividend	1,847	1,895	1,942	1,977

Net income available to common stockholders	$9,474	10,675	11,295	13,042

Basic and diluted earnings per share:
Basic net income available to common stockholders	$0.16	0.18	0.19	0.21

Diluted net income available to common stockholders	$0.13	0.14	0.15	0.17

Weighted average number of shares used in per share calculations:
Basic shares	59,450	59,868	60,123	60,756

Diluted shares	87,932	89,228	89,196	90,914

(20)    Accumulated Other Comprehensive Income

        The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2000	$(1,315)	(957)	(607)	(2,395)	(5,274)
Change during period	(296)	2	38	(7,816)	(8,072)
Reclassification adjustments for losses reclassified into operations	—	—	—	2,962	2,962

Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)
Change during period (1)	4,758	100	(2,261)	(1,193)	1,404
Reclassification adjustments for losses reclassified into operations	—	—	—	8,654	8,654

Balance at December 31, 2002	$3,147	(855)	(2,830)	212	(326)
Change during period (1)	7,181	891	(781)	(7,633)	(342)
Reclassification adjustments for losses reclassified into operations	—	—	—	6,314	6,314

Balance at December 31, 2003	$10,328	36	(3,611)	(1,107)	5,646

(1)
Amounts originating in years 2002 and 2003 are net of income taxes. No adjustments were made for income tax benefits in year 2001 as the Company had only recognized tax benefits of prior period operating losses to the extent such losses would be offset by net taxable temporary differences expected to reverse during the carryforward period.

(21)    Unusual Items

        In 2003, administrative expenses included $3,010 of costs associated with the move of the Company's pari-mutuel racing operations from Delaware to Georgia.

        In 2002, the Company recognized unusual charges in the amount of $1,055 primarily due to investigation and other costs attributable to the Pick Six matter (see Note 22). In addition, interest expense in 2002 included approximately $3,276 of debt restructuring charges relating to the refinancing of the 2000 Facility in December 2002. These charges resulted from the early termination of three interest rate swap agreements that were required to be maintained pursuant to the terms of the 2000 Facility. (See Note 9.)

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

        The Company's subsidiary Scientific Games International, Inc. ("SGI") owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado ("Seguros"). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which the Company believes was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002 the Colombian Government enacted new gaming and lottery legislation which included the dissolution of Ecosalud. A new company, Empresa Territorial para la Salud ("Etesa") was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

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

        In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss Etesa's pending lawsuit against SGI seeking the collection of amounts that Etesa claims are owed by SGI. By decision dated August 2003, of which SGI received notice in January 2004, such denial was upheld by the Council of State, the highest appellate court with jurisdiction over this matter. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca.

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

        On December 4, 2002, a class action lawsuit (Allard v. Autotote / Scientific Games Corporation, and Does 1-10 (L. A. Superior Court No. BC 286382)) was filed against the Company in state court in California by a professional Pick Six bettor on behalf of pari-mutuel bettors in the U.S., alleging, among other things, negligence, breach of contract and deceptive trade practices arising from the Company's handling of multiple-race wagers. The Company removed the case to federal court, and moved to dismiss the lawsuit. On June 2, 2003, the federal court judge dismissed the action finding that plaintiff's claims were barred as a matter of law and public policy. Subsequently, on July 8, 2003, the federal court judge determined that he did not have subject matter jurisdiction over the case and set aside his previous dismissal order and remanded the case to state court. The Company has moved to dismiss plaintiff's second amended complaint without leave to amend.

        Subsequent to the end of our 2003 fiscal year, on March 4, 2004, a lawsuit (GTech Corporation v. Scientific Games International, Inc., Scientific Games Holdings Corporation, Scientific Games Finance Corporation and Scientific Games Corporation (U.S. District Court for the District of Delaware, Civil Action No. 04-0138)) was filed against the Company in federal court in Delaware. The lawsuit alleges that the Company has infringed upon two patents owned by GTech Corporation concerning instant lottery ticket vending and dispensing machines and methods. The Company believes that the lawsuit lacks merit, and the Company intends to contest the suit vigorously.

(23)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and the 2003 Facility entered into on November 6, 2003 to refinance all obligations under the then existing 2002 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2002 and December 31, 2003 and for the years ended December 31, 2001, 2002 and 2003. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2003 Facility and the Notes were in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$25,323	180	9,426	—	34,929
Accounts receivable, net	—	35,521	17,779	(40)	53,260
Inventories	—	16,591	4,480	(536)	20,535
Other current assets	10,810	6,988	4,826	30	22,654
Property and equipment, net	3,572	151,366	46,559	(631)	200,866
Investment in subsidiaries	348,585	4,240	—	(352,825)	—
Goodwill	183	179,672	3,915	—	183,770
Intangible assets	—	52,892	4,930	—	57,822
Other assets	26,784	38,693	6,001	(8,525)	62,953

Total assets	$415,257	486,143	97,916	(362,527)	636,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$3,281	9	575	—	3,865
Current liabilities	13,342	49,047	17,970	639	80,998
Long-term debt, excluding current installments	356,418	1	245	—	356,664
Other non-current liabilities	(13,464)	28,972	10,845	139	26,492
Intercompany balances	(113,090)	96,751	17,822	(1,483)	—
Stockholders' equity	168,770	311,363	50,459	(361,822)	168,770

Total liabilities and stockholders' equity	$415,257	486,143	97,916	(362,527)	636,789

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$67,618	(4,473)	16,228	—	79,373
Accounts receivable, net	—	77,670	22,008	(39)	99,639
Inventories	—	19,716	7,788	(608)	26,896
Other current assets	4,686	17,005	9,736	30	31,457
Property and equipment, net	3,135	171,692	54,534	(631)	228,730
Investment in subsidiaries	469,385	184,313	—	(653,698)	—
Goodwill	183	304,117	4,055	—	308,355
Intangible assets	—	86,982	4,466	—	91,448
Other assets	47,159	49,293	8,940	(8,301)	97,091

Total assets	$592,166	906,315	127,755	(663,247)	962,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$5,015	654	658	—	6,327
Current liabilities	15,615	110,158	25,370	953	152,096
Long-term debt, excluding current installments	525,664	—	172	—	525,836
Other non-current liabilities	(3,844)	31,633	13,689	100	41,578
Intercompany balances	(203,592)	189,865	15,524	(1,797)	—
Stockholders' equity	253,308	574,005	72,342	(662,503)	237,152

Total liabilities and stockholders' equity	$592,166	906,315	127,755	(663,247)	962,989

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	338,626	115,434	(13,819)	440,241
Operating expenses	—	211,193	80,728	(13,478)	278,443
Amortization of service contract software	—	4,366	—	—	4,366

Gross profit	—	123,067	34,706	(341)	157,432
Selling, general and administrative expenses	12,762	32,310	11,664	(41)	56,695
Depreciation and amortization	306	40,867	8,032	(73)	49,132

Operating income (loss)	(13,068)	49,890	15,010	(227)	51,605
Interest expense	49,880	410	2,009	(1,936)	50,363
Other (income) deductions	(596)	(2,545)	1,148	2,030	37

Income (loss) before equity in income of subsidiaries, and income taxes	(62,352)	52,025	11,853	(321)	1,205
Equity in income of subsidiaries	63,532	—	—	(63,532)	—
Income tax expense (benefit)	6,042	(3,122)	3,147	—	6,067

Net income (loss)	$(4,862)	55,147	8,706	(63,853)	(4,862)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	347,702	118,762	(11,211)	455,253
Operating expenses	—	199,209	80,265	(11,024)	268,450
Amortization of service contract software	—	4,530	400	—	4,930

Gross profit	—	143,963	38,097	(187)	181,873
Selling, general and administrative expenses	19,271	32,590	11,283	(12)	63,132
Depreciation and amortization	550	29,229	8,134	(8)	37,905

Operating income (loss)	(19,821)	82,144	18,680	(167)	80,836
Interest expense	44,112	776	1,291	(1,337)	44,842
Other (income) deductions	(302)	(2,124)	1,841	1,221	636
Early extinguishment of debt	22,501	—	—	—	22,501

Income (loss) before equity in income of subsidiaries, and income taxes	(86,132)	83,492	15,548	(51)	12,857
Equity in income of subsidiaries	95,434	—	—	(95,434)	—
Income tax expense (benefit)	(30,430)	(218)	3,773	—	(26,875)

Net income	$39,732	83,710	11,775	(95,485)	39,732

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	436,777	133,168	(9,034)	560,911
Operating expenses	—	244,255	88,560	(9,003)	323,812
Amortization of service contract software	—	4,913	399	—	5,312

Gross profit	—	187,609	44,209	(31)	231,787
Selling, general and administrative expenses	20,227	47,224	12,635	(12)	80,074
Depreciation and amortization	705	32,166	9,502	—	42,373

Operating income (loss)	(20,932)	108,219	22,072	(19)	109,340
Interest expense	25,629	804	4,085	(4,121)	26,397
Other (income) deductions	52	(5,548)	2,598	4,082	1,184
Early extinguishment of debt	293	—	—	—	293

Income (loss) before equity in income of subsidiaries, and income taxes	(46,906)	112,963	15,389	20	81,466
Equity in income of subsidiaries	123,369	—	—	(123,369)	—
Income tax expense	24,316	917	4,086	—	29,319

Net income	$52,147	112,046	11,303	(123,349)	52,147

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2001

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(4,862)	55,147	8,706	(63,853)	(4,862)
Depreciation and amortization	306	45,233	8,032	(73)	53,498
Equity in income of subsidiaries	(63,532)	—	—	63,532	—
Non-cash interest	2,435	—	—	—	2,435
Other non-cash adjustments	7,213	(1,819)	(2)	—	5,392
Changes in working capital	(8,426)	12,117	1,146	1,111	5,948

Net cash provided by (used in) operating activities	(66,866)	110,678	17,882	717	62,411

Cash flows from investing activities:
Capital and wagering systems expenditures	(350)	(39,726)	(6,712)	295	(46,493)
Other assets and investments	(624)	(5,273)	(5,202)	1,508	(9,591)

Net cash provided by (used in) investing activities	(974)	(44,999)	(11,914)	1,803	(56,084)

Cash flows from financing activities:
Net borrowing under lines of credit	5,750	—	—	—	5,750
Payments on long-term debt	(6,007)	(8)	(751)	193	(6,573)
Net proceeds from stock issue	1,046	250	497	(747)	1,046
Other, principally intercompany balances	73,738	(65,779)	(5,993)	(1,966)	—

Net cash provided by (used in) financing activities	74,527	(65,537)	(6,247)	(2,520)	223

Effect of exchange rate changes on cash	58	(507)	60	—	(389)

Increase (decrease) in cash and cash equivalents	6,745	(365)	(219)	—	6,161
Cash and cash equivalents, beginning of year	867	(50)	5,671	—	6,488

Cash and cash equivalents, end of year	$7,612	(415)	5,452	—	12,649

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$39,732	83,710	11,775	(95,485)	39,732
Depreciation and amortization	550	33,759	8,534	(8)	42,835
Equity in income of subsidiaries	(95,434)	—	—	95,434	—
Early extinguishment of debt	22,501	—	—	—	22,501
Deferred income taxes	(32,021)	(1,472)	(491)	—	(33,984)
Non-cash interest expense	2,298	—	—	—	2,298
Other non-cash adjustments	1,541	516	118	—	2,175
Changes in working capital	(1,385)	(930)	(2,172)	(1,216)	(5,703)

Net cash provided by (used in) operating activities	(62,218)	115,583	17,764	(1,275)	69,854

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,755)	(22,900)	(6,583)	221	(31,017)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(3,983)	(2,913)	1,051	(8,286)	(14,131)

Net cash provided by (used in) investing activities	(5,738)	(29,963)	(5,486)	(8,065)	(49,252)

Cash flows from financing activities:
Net borrowing under lines of credit	(14,750)	—	—	—	(14,750)
Proceeds from issuance of long-term debt	291,335	—	—	—	291,335
Payments on long-term debt	(355,816)	(9)	(1,638)	—	(357,463)
Payment of financing fees	(17,531)	—	—	—	(17,531)
Net proceeds from stock issue	98,398	(11,453)	3,370	8,083	98,398
Other, principally intercompany balances	84,031	(74,255)	(11,033)	1,257	—

Net cash provided by (used in) financing activities	85,667	(85,717)	(9,301)	9,340	(11)

Effect of exchange rate changes on cash	—	692	997	—	1,689

Increase in cash and cash equivalents	17,711	595	3,974	—	22,280
Cash and cash equivalents, beginning of year	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of year	$25,323	180	9,426	—	34,929

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$52,147	112,046	11,303	(123,349)	52,147
Depreciation and amortization	705	37,079	9,901	—	47,685
Equity in income of subsidiaries	(123,369)	—	—	123,369	—
Non-cash interest expense	2,415	—	—	—	2,415
Early extinguishment of debt	293	—	—	—	293
Other non-cash adjustments	23,598	(2,899)	(52)	—	20,647
Changes in working capital	(5,734)	(3,039)	(3,812)	4,399	(8,186)

Net cash provided by (used in) operating activities	(49,945)	143,187	17,340	4,419	115,001

Cash flows from investing activities:
Capital and wagering systems expenditures	(71)	(22,013)	(13,524)	—	(35,608)
Business acquisition, net of cash acquired	—	(167,889)	(16)	—	(167,905)
Other assets and investments	(22,678)	(24,089)	(298)	5,611	(41,454)

Net cash provided by (used in) investing activities	(22,749)	(213,991)	(13,838)	5,611	(244,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	463,548	—	—	—	463,548
Payments on long-term debt	(292,568)	(279)	(290)	—	(293,137)
Payment of financing fees	(237)	—	—	—	(237)
Net proceeds from stock issue	2,907	—	5,703	(5,703)	2,907
Other, principally intercompany balances	(58,661)	66,847	(3,859)	(4,327)	—

Net cash provided by (used in) financing activities	114,989	66,568	1,554	(10,030)	173,081

Effect of exchange rate changes on cash	—	(416)	1,745	—	1,329

Increase (decrease) in cash and cash equivalents	42,295	(4,652)	6,801	—	44,444
Cash and cash equivalents, beginning of year	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of year	$67,618	(4,472)	16,227	—	79,373

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2001, 2002 and 2003
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions(1)	Balance at End of Period
Year ended December 31, 2001
Allowance for doubtful accounts	$4,169	1,546	—	1,826	3,889
Reserve for inventory obsolescence	$929	1,944	—	393	2,480
Year ended December 31, 2002
Allowance for doubtful accounts	$3,889	1,704	—	1,821	3,772
Reserve for inventory obsolescence	$2,480	3,782	—	1,166	5,096
Year ended December 31, 2003
Allowance for doubtful accounts	$3,772	2,262	—	1,445	4,589
Reserve for inventory obsolescence	$5,096	2,057	—	3,789	3,364

(1)
Amounts written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 20, 2003, we engaged Deloitte & Touche LLP ("D&T") to serve as our new independent certified public accountant and dismissed KPMG LLP ("KPMG"). KPMG had served as our independent certified public accountant since fiscal 1984. The decision to change accountants was made by our Audit Committee and was approved by our Board of Directors.

        KPMG's reports on our financial statements for each of the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG's audit report included in our Annual Report on Form 10-K filed on March 24, 2003 and in Amendment No. 3 thereto filed on August 14, 2003 contained a separate paragraph stating that we had adopted the provisions of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

        During the fiscal years ended December 31, 2001 and 2002 and the interim period between December 31, 2002 and May 20, 2003, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to KPMG's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, nor did any of the reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occur during either of such fiscal years or during such interim period.

        During the years ended December 31, 2001 and 2002 and the interim period between December 31, 2002 and May 20, 2003, neither we nor anyone acting on our behalf consulted D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.

        We provided KPMG with a copy of the foregoing disclosure. KPMG's letter dated May 23, 2003, stating its agreement with such statements, except that it was not in a position to agree or disagree with our statements that the change was approved by our Audit Committee, that we engaged D&T as our independent certified public accountant, or that we had not consulted D&T with respect to any matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K, was filed as Exhibit 16.1 to our Form 8-K/A filed May 28, 2003 with the Securities and Exchange Commission and is incorporated herein by this reference.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

        There have been no significant changes in our internal control over financial reporting that occurred during the our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller) and have posted the Code on our website at www.scientificgames.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting such information on our website.

        Information relating to our executive officers is included in Part I of this Form 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2004, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2004, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2004, such information will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

  Equity Compensation Plan Information

        The following table provides information about the shares of our Common Stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,454,624	$6.52	4,963,772
Equity compensation plans not approved by security holders	2,108,221	$3.79	79,569

Total	9,562,845	$5.92	5,043,341

        The equity compensation plans which were not submitted for stockholder approval consisted of a warrant issued in 2000, stock options granted as inducement options in 2003, and our 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995. Such plans are described below.

        Warrant issued in 2000.    We issued a warrant in October 2000 to a financial advisor for services related to the acquisition of Scientific Games Holdings Corp. The warrant permits the holder to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $3.58 per share and is scheduled to expire in October 2004.

        Inducement Stock Options Granted in 2003.    We granted stock options to four employees during 2003 as inducement stock options. The options permit the holders to purchase an aggregate of 170,000 shares at exercise prices ranging from $5.88 to $7.60. Each such option has a ten-year term and becomes exercisable in four equal annual installments, one-quarter of the total on each of the first four anniversaries of the date of grant.

        The 1995 Equity Incentive Plan.    Our 1995 Equity Investment Plan, as amended (the "1995 Plan"), authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors of the Company. As of December 31, 2003, 1,943,021 shares were subject to outstanding awards under the 1995 Plan and 79,569 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee of our Board of Directors, which is authorized to select the participants, determine the type and number of awards to be granted and number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan. The Committee's practice has been to award stock options which vest in four annual installments (one-quarter of the total on each of the first, second, third and fourth anniversaries of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets. The Board may amend or terminate the 1995 Plan without stockholder approval, but no amendment or termination of the 1995 Plan may adversely affect any award previously granted under the 1995 Plan without the consent of the holders. Unless earlier terminated by the Board, the 1995 Plan will terminate at such time as no shares remain available for issuance under the 1995 Plan and we have no further rights or obligations with respect to outstanding awards under the 1995 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2004, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2004 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2004, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements. See Index to Consolidated Financial Statements attached hereto.

2.
Financial Statements Schedule. See Index to Consolidated Financial Statements attached hereto.

3.
Exhibits. The following is a list of exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
2.2	Stock Purchase Agreement, dated as of September 11, 2003, among the Company, Powerhouse Technologies, Inc. and IGT Online Entertainment Systems, Inc. and List of Omitted Schedules to the Stock Purchase Agreement (incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K filed on November 13, 2003).
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003, including Appendix A with respect to the Series A Convertible Preferred Stock and Appendix B with respect to the Series B Preferred Stock (incorporated by reference to Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 24, 2003 (the "2002 10-K")).
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1	Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000 10-Q")).
4.2	First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.3	Form of 12 1/2% Senior Subordinated Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q).
10.1	Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, Deutsche Bank Securities Inc. and Credit Suisse First Boston, as co-arrangers and co-documentation agents, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Company's Current Report on Form 8-K filed on November 13, 2003).
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent. (†)

10.3	Stockholders' Agreement by and among the Company and the holders of the Company's Series A Convertible Preferred Stock, dated September 6, 2000 (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.4	Supplemental Stockholders' Agreement by and among the Company and the holders of the Company's Series A Convertible Preferred Stock, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.5	Letter Agreement by and between the Company and Mafco Holdings Inc. ("Mafco"), dated as of October 10, 2003, with respect to the Company's Series A Convertible Preferred Stock, which Mafco acquired under a stock purchase agreement dated October 10, 2003 with Cirmatica Gaming S.A. (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by Mafco and SGMS Acquisition Corporation on November 26, 2003 (the "Mafco 13D")).
10.6	Letter to the Company from Mafco, dated October 30, 2003, with respect to the temporary waiver by Mafco of one director designee to the Company's Board of Directors (incorporated by reference to Exhibit 4 to the Mafco 13D).
10.7	Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated filed on July 1, 1993).
10.8	Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.9	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33- 46594), which became effective on March 20, 1992).*
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K") ).*
10.13	2003 Incentive Compensation Plan. (†)*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.16	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.17	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil. (†)*

10.18	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.19	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.20	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil (incorporated by reference to Exhibit 10.23 to the Company's 2002 10-K).*
10.21	Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.22	Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the Company's 2002 10-K).*
10.23	Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks H. Pierce and Robert EC. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
10.24	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10.25	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's March 2001 10-Q).
21.1	List of Subsidiaries. (†)
23.1	Consent of KPMG LLP. (†)
23.2	Consent of Deloitte & Touche LLP. (†)
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. ("MDI") and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).

99.2	Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.3	Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.4	Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).
99.5	Letter Agreement, dated as of October 10, 2003, by and between the Company and Mafco Holdings Inc. ("Mafco") (incorporated by reference to Exhibit 3 to the Company's Statement on Schedule 13D filed by Mafco and SGMS Acquisition Corporation, a wholly owned subsidiary of Mafco, on November 26, 2003 (the "Mafco 13D")).
99.6	Waiver letter, dated as of October 30, 2003, by and between the Company and Mafco (incorporated by reference to Exhibit 4 to the Mafco 13D).

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

(b)
Reports on Form 8-K

    The Company filed a Current Report on Form 8-K on November 3, 2003, in which the Company reported that, on September 11, 2003, it signed a definitive agreement to acquire IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology. Certain financial statements of OES were included in such Form 8-K.

    The Company filed a Current Report on Form 8-K on November 13, 2003, in which the Company reported that, on November 6, 2003, (a) it closed the acquisition of OES, (b) in connection with such acquisition, it amended and restated the credit agreement governing the its senior secured credit facility and (c) upon consummation of such acquisition, it changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

    On November 24, 2003, the Company filed an Amendment on Form 8-K/A to the Current Report on Form 8-K that was filed on November 3, 2003, which amendment included certain pro forma financial statement data for the Company and OES.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: March 15, 2004	By:	/s/ A. LORNE WEIL A. Lorne Weil, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signature	Title
/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board, President and Chief Executive Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ PETER A. COHEN Peter A. Cohen	Director
/s/ COLIN J. O'BRIEN Colin J. O'Brien	Director
/s/ ALAN J. ZAKON Alan J. Zakon	Director
/s/ SIR BRIAN G. WOLFSON Sir Brian G. Wolfson	Director
Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ HOWARD GITTIS Howard Gittis	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
2.2	Stock Purchase Agreement, dated as of September 11, 2003, among the Company, Powerhouse Technologies, Inc. and IGT Online Entertainment Systems, Inc. and List of Omitted Schedules to the Stock Purchase Agreement (incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K filed on November 13, 2003).
3.(i)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003, including Appendix A with respect to the Series A Convertible Preferred Stock and Appendix B with respect to the Series B Preferred Stock (incorporated by reference to Exhibit 3.(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 24, 2003 (the "2002 10-K")).
3.(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
4.1	Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% senior subordinated notes due 2010 (the "12 1/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000 10-Q")).
4.2	First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the July 2000 10-Q).
4.3	Form of 12 1/2% Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.6 to the July 2000 10-Q).
10.1	Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, Deutsche Bank Securities Inc. and Credit Suisse First Boston, as co-arrangers and co-documentation agents, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2003).
10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent. (†)
10.3	Stockholders' Agreement by and among the Company and the holders of the Company's Series A Convertible Preferred Stock, dated September 6, 2000 (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).

10.4	Supplemental Stockholders' Agreement by and among the Company and the holders of the Company's Series A Convertible Preferred Stock, dated as of June 26, 2002 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.5	Letter Agreement by and between the Company and Mafco Holdings Inc. ("Mafco"), dated as of October 10, 2003, with respect to the Company's Series A Convertible Preferred Stock, which Mafco acquired under a stock purchase agreement dated October 10, 2003 with Cirmatica Gaming S.A. (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by Mafco and SGMS Acquisition Corporation on November 26, 2003 (the "Mafco 13D")).
10.6	Letter to the Company from Mafco, dated October 30, 2003, with respect to the temporary waiver by Mafco of one director designee to the Company's Board of Directors (incorporated by reference to Exhibit 4 to the Mafco 13D).
10.7	Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 1993).
10.8	Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.9	1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594), which became effective on March 20, 1992).*
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K") ).*
10.13	2003 Incentive Compensation Plan. (†)*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the 2000 10-K).*
10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the 2001 10-K).*
10.16	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.17	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil. (†)*
10.18	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*

10.19	Letter Agreement dated January 11, 2001 between the Company and Martin E. Schloss (incorporated by reference to Exhibit 10.22 to the 2000 10-K).*
10.20	Letter Agreement dated January 9, 2003 between the Company and Richard M. Weil (incorporated by reference to Exhibit 10.23 to the 2002 10-K).*
10.21	Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the July 2000 10-Q).*
10.22	Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the 2002 10-K).*
10.23	Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Brooks H. Pierce and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
10.24	Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10.25	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's March 2001 10-Q).
21.1	List of Subsidiaries. (†)
23.1	Consent of KPMG LLP. (†)
23.2	Consent of Deloitte & Touche LLP. (†)
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. ("MDI") and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.2	Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).

99.3	Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.4	Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).
99.5	Letter Agreement, dated as of October 10, 2003, by and between the Company and Mafco Holdings Inc. ("Mafco") (incorporated by reference to Exhibit 3 to the Company's Statement on Schedule 13D filed by Mafco and SGMS Acquisition Corporation, a wholly owned subsidiary of Mafco, on November 26, 2003 (the "Mafco 13D")).
99.6	Waiver letter, dated as of October 30, 2003, by and between the Company and Mafco (incorporated by reference to Exhibit 4 to the Mafco 13D).

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT
INDEPENDENT AUDITORS' REPORT
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2003 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2001, 2002 and 2003 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2001
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2001
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2003
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Years Ended December 31, 2001, 2002 and 2003 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX