Form 10-K/A
period 2003-12-31
SCIENTIFIC GAMES CORP
filed 2004-04-29
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $497,266,314 based on the closing price of the common stock reported on the NASDAQ National Market on June 30, 2003, which was the last business day of the most recently completed second fiscal quarter. For purposes of this computation only, non-affiliates excludes directors and executive officers of the registrant.

        The number of shares of common stock outstanding as of March 12, 2004 was 62,398,287.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

        The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is to provide the information required by Items 10-14 of Part III.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

        We currently have nine directors on our Board. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. The holders of our Series A Convertible Preferred Stock have the right to designate and elect four of our directors (or a lesser number in the event that their ownership level declines) and such holders have designated Ronald O. Perelman, Howard Gittis, Barry F. Schwartz and Peter A. Cohen to serve as directors.

        The name, age, business experience and certain other information regarding each of our directors are set forth below.

Name	Age	Position with the Company	Director Since
A. Lorne Weil	58	Chairman of the Board, President and Chief Executive Officer(1)(4)	1989
Peter A. Cohen	57	Vice Chairman of the Board(1)	2000
Colin J. O'Brien	65	Director(2)(3)(5)	2000
Ronald O. Perelman	61	Director(1)	2003
Howard Gittis	70	Director(3)(4)	2003
Barry F. Schwartz	55	Director(2)(5)	2003
Eric M. Turner	48	Director(2)	2002
Sir Brian G. Wolfson	68	Director(2)	1988
Alan J. Zakon	68	Director(1)(3)(4)(5)	1993

  (1)
  Member of Executive Committee
  (2)
  Member of Audit Committee
  (3)
  Member of Compensation Committee
  (4)
  Member of Nominating and Corporate Governance Committee
  (5)
  Member of Compliance Committee

        A. Lorne Weil has been Chairman of our Board since October 1991, our Chief Executive Officer since April 1992 and our President since August 1997. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Previously, Mr. Weil was Vice President of Corporate Development at General Instrument Corporation, working with wagering and cable systems. Mr. Weil's brother, Richard M. Weil, serves as Vice President of International Business Development for the Company.

        Peter A. Cohen has been Vice Chairman of our Board since February 2003. Mr. Cohen is a founding partner and principal of Ramius Capital Group, LLC, a private investment management firm formed in 1994. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was also Chairman of Republic's subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Mr. Cohen is a director of Kroll, Inc., Portfolio Recovery Associates and Titan Corporation.

        Colin J. O'Brien has been Chairman of the Audit Committee of our Board since February 2003. Mr. O'Brien was employed in various positions with Xerox Corporation from February 1992 to January 2001, including Vice President, Chief Executive Officer of Xerox's New Enterprise Board and Executive Chairman of XESystems, Inc., a subsidiary of Xerox. In 1986, Mr. O'Brien formed an investment company with E.M.

Warburg Pincus & Co. Inc., making a number of acquisitions in defense electronics. Prior to that time, Mr. O'Brien served as Chief Executive of Times Fiber Communications, Inc. and President of General Instrument's cable television operations. He has held management positions with Union Carbide in both Canada and Europe. Mr. O'Brien is a director of Document Sciences Corporation.

        Ronald O. Perelman has been Chairman and Chief Executive Officer of MacAndrews & Forbes Holdings Inc., a diversified holding company, and various affiliates since 1980. Among the principal interests of MacAndrews & Forbes are Revlon, Inc., Panavision, Inc., Allied Security and TransTech Pharma. Mr. Perelman is Chairman of the Board of Panavision Inc., Revlon Consumer Products Corporation and Revlon, Inc., and a director of REV Holdings LLC and M & F Worldwide Corp.

        Howard Gittis has been Vice Chairman & Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since 1985 and has been Chairman, President and Chief Executive Officer of M & F Worldwide Corp. since 2000. Prior to joining MacAndrews & Forbes, Mr. Gittis was a partner at the Philadelphia law firm of Wolf, Block, Schorr and Solis-Cohen where he had served as Chairman of the Executive Committee. Mr. Gittis is a director of Jones Apparel Group, Inc., Loral Space & Communications Ltd., M & F Worldwide Corp., Panavision Inc. and Revlon, Inc.

        Barry F. Schwartz has been Executive Vice President and General Counsel of MacAndrews & Forbes Holdings Inc. and various affiliates since 1993 and was Senior Vice President of MacAndrews & Forbes from 1989 to 1993. Prior to joining MacAndrews & Forbes, Mr. Schwartz was a partner at the Philadelphia law firm of Wolf, Block, Schorr and Solis-Cohen. Mr. Schwartz is a director of REV Holdings LLC and Revlon Consumer Products Corporation.

        Eric M. Turner served as a Senior Vice President of State Street Corporation from 1996 until his retirement in 2003. From 1992 to 1995, Mr. Turner served as the executive director of the Massachusetts State Lottery Commission. During his time at the commission, Mr. Turner was elected to positions of Treasurer and Secretary of the North American Association of State and Provincial Lotteries, a professional association of 46 North American lotteries. Prior to his tenure at the Massachusetts State Lottery Commission, Mr. Turner served as Deputy Treasurer of the Office of the State Treasurer of Massachusetts.

        Sir Brian G. Wolfson served as Chairman of Wembley plc, a United Kingdom corporation, from 1987 to May 1995, and as Deputy Chairman of Wembley from May 1995 to September 1995. Sir Brian is Chairman of the Board of Kepner-Tregoe Inc. and Natural Health Trends Corp.

        Alan J. Zakon has been Chairman of the Executive Committee of our Board since August 1997. Mr. Zakon served as a managing director of Bankers Trust Company from 1989 to April 1995, and as Chairman of the Strategic Policy Committee of Bankers Trust from 1989 to 1990. Mr. Zakon served as Chairman of the Board of The Boston Consulting Group from 1986 until 1989. Mr. Zakon is a director of MicroFinancial Inc., InfraReDx and Arkansas Best Corporation.

Audit Committee Financial Expert

        The Board has determined that Mr. O'Brien qualifies as an audit committee financial expert and that he is an independent director under the listing standards of the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and reports of changes in their ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Based solely on a review of the copies of the reports that our directors, officers and ten percent holders filed with the SEC and on the representations made by such persons, we believe that all filing requirements applicable to our officers, directors and ten percent holders were complied with during fiscal 2003, except that late Form 4 filings were made by: (a) Cliff Bickell with respect to an option exercise on February 13, 2003, (b) A. Lorne Weil with respect to a cashless exercise of a warrant on April 29, 2003 and with respect to a stock option grant on December 8, 2003, (c) Brooks Pierce with respect to an option exercise on March 25, 2003, sales on March 28, 2003 and April 1, 2003, and with respect to an option grant on December 8, 2003 and (d) Brian Wolfson with respect to an option grant on June 23, 2003. In addition, three former directors, Antonio Belloni, Rosario Bifulco and Larry Lawrence, each filed a late Form 4 with respect to a grant of restricted stock on January 2, 2003.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows the compensation awarded or paid by us and our subsidiaries to our Chief Executive Officer and the four other highest paid executive officers in fiscal 2003 (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended December 31, 2001, 2002 and 2003.

Long-Term Compensation
		Annual Compensation		Restricted Stock Awards(2) ($)		Securities Underlying Options (#)
Name and Principal Position							All Other Compensation(3) ($)
	Year	Salary($)	Bonus(1) ($)
A. Lorne Weil President and Chief Executive Officer	2003 2002 2001	$790,958 767,176 754,500	$1,000,000 767,176 754,500	$378,692 98,142 11,120	(4) (6) (8)	1,150,0000 479,000 261,000	$19,660 19,660 18,160	(5) (7) (9)
Martin E. Schloss Vice President, General Counsel and Secretary	2003 2002 2001	316,383 306,870 301,844	154,237 153,436 139,583	— 12,911 1,462	(6) (8)	51,000 24,000 46,000	10,855 10,828 9,310	(5) (7) (9)
William J. Huntley President, Systems Division of Scientific Games International, Inc.	2003 2002 2001	300,000 300,000 275,000	150,000 150,000 136,585	— 4,967 563	(6) (8)	78,000 23,000 96,000	6,810 62,802 5,993	(5) (7) (9)
Cliff O. Bickell President, Printed Products Division of Scientific Games International, Inc.	2003 2002 2001	300,000 287,500 275,000	150,000 143,751 64,240	— — —		78,000 23,000 42,000	6,810 6,276 5,993	(5) (7) (9)
Richard M. Weil Vice President of International Business Development	2003 2002 2001	273,000 260,000 225,000	136,500 130,000 111,375	— 14,792 1,677	(6) (8)	58,000 20,000 89,000	10,738 10,704 9,106	(5) (7) (9)

(1)
See "Report of the Compensation Committee," which describes performance-based bonuses awarded to the Named Executive Officers under the Company's management incentive compensation program. The amounts indicated represent bonuses earned with respect to the fiscal year, which were paid or deferred (under our deferred compensation plan) in the following year.

(2)
The number and value of the aggregate restricted stock held by the Named Executive Officers as of December 31, 2003 were as follows: Mr. L. Weil, 179,092 shares with a value of $3,039,191; Mr. Schloss, 17,219 shares with a value of $292,206; Mr. Huntley, 6,623 shares with a value of $112,392; and Mr. R. Weil, 19,726 shares with a value of $334,750. The value was determined by multiplying the number of shares held on December 31, 2003 by $16.97, the closing price on that day.

(3)
In accordance with SEC rules, amounts related to personal benefits, including automobile allowances, have been omitted, since such amounts did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(4)
The amount indicated represents the grant date value of the 48,241 shares of restricted stock granted to Mr. Weil on June 23, 2003 in connection with his new employment agreement. The value was calculated by multiplying the number of shares by $7.85, the closing price on the grant date.

(5)
The amounts indicated as All Other Compensation for fiscal 2003 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $10,000; Mr. Schloss, $10,000; Mr. Huntley, $6,000; Mr. Bickell, $6,000; and Mr. R. Weil, $10,000.

  (ii)
  Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
  (iii)
  Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $1,260; Mr. Schloss, $855; Mr. Huntley, $810; Mr. Bickell, $810; and Mr. R. Weil, $738.

(6)
The amounts indicated as restricted stock awards for 2002 represent the grant date value of the awards of "performance accelerated restricted stock" granted on May 24, 2002 to the named executives. The value of each award was calculated by multiplying the units subject to the award by $8.25, the closing price on the grant date.

(7)
The amounts indicated as All Other Compensation for fiscal 2002 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $10,000; Mr. Schloss, $10,000; Mr. Huntley, $5,500; Mr. Bickell, $5,500; and Mr. R. Weil, $10,000.
(ii)
Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
(iii)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $1,260; Mr. Schloss, $828; Mr. Huntley, $810; Mr. Bickell, $776; and Mr. R. Weil, $704.
(iv)
Relocation amounts: Mr. Huntley, $56,492, consisting of payments of $31,786 and tax reimbursement of $24,706.

(8)
The amounts indicated as restricted stock awards for 2001 represent the grant date value of the awards of "performance accelerated restricted stock" granted on May 25, 2001 to the named executives. The value of each award was calculated by multiplying the units subject to the award by $4.30, the closing price on the grant date.

(9)
The amounts indicated as All Other Compensation for fiscal 2001 consist of the following:
(i)
Employer contributions to the Company's defined contribution retirement plan: Mr. L. Weil, $8,500; Mr. Schloss, $8,500; Mr. Huntley, $5,250; Mr. Bickell, $5,250; and Mr. R. Weil, $8,500.
(ii)
Insurance premiums paid for individual life insurance coverage: Mr. L. Weil, $8,400.
(iii)
Insurance premiums paid for group term life insurance coverage: Mr. L. Weil, $1,260; Mr. Schloss, $810; Mr. Huntley, $743; Mr. Bickell, $743; and Mr. R. Weil, $606.

Option Grants in Fiscal 2003

        The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2003.

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
	Individual Grants
			% of Total Options Granted to Employees In Fiscal Year
Name	Number of Securities Underlying Options Granted (#)			Exercise Price(3)($/Sh)	Expiration Date
						5% ($)	10% ($)
A. Lorne Weil	600,000	(1)	23.69%	$5.13	02-27-10	$1,253,634	$2,921,718
A. Lorne Weil	400,000	(1)	15.79%	7.96	06-23-10	1,297,406	3,023,956
A. Lorne Weil	150,000	(2)	5.92%	15.96	12-07-13	1,506,616	3,818,663
Martin E. Schloss	51,000	(2)	2.01%	15.96	12-07-13	512,250	1,298,345
William J. Huntley	78,000	(2)	3.08%	15.96	12-07-13	783,441	1,985,705
Cliff O. Bickell	78,000	(2)	3.08%	15.96	12-07-13	783,441	1,985,705
Richard M. Weil	58,000	(2)	2.29%	15.96	12-07-13	582,558	1,476,550

(1)
These options to purchase a total of 1 million shares were granted in connection with Mr. Weil's new employment agreement. Each option may be exercised six month after grant, but shares representing the "profit" upon any exercise will be non-transferable until the third anniversary of the grant date. The restrictions on the "profit" shares were scheduled to lapse three months prior to the seventh anniversary of the grant date, but will lapse on such earlier date due to the achievement of the stock price performance goals established under the option agreements.

(2)
These options were granted under the Company's management incentive compensation program. Each option becomes exercisable in five equal installments, one-fifth of the total on each of the first, second, third, fourth and fifth anniversaries of the date of grant, or in full upon a change in control of the Company. In the event a holder's employment is terminated under certain circumstances, his option may become fully vested and exercisable pursuant to his agreement with the Company (see "Employment Agreements").

(3)
The exercise price of the options is equal to the fair market value of our common stock on the date of grant.

(4)
The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast possible future appreciation of our stock price.

Aggregated Option Exercises in Fiscal 2003 and Year-End Option Values

        The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended December 31, 2003 and the year-end value of unexercised options.

			Number of Securities Underlying Unexercised Options at Dec. 31, 2003 #		Value of Unexercised In-the-Money Options at Dec. 31, 2003(1) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
A. Lorne Weil	336,000	$4,997,740	2,465,250	867,750	$30,765,708	$8,733,013
Martin E. Schloss	29,750	288,153	320,250	92,000	4,714,658	524,975
William J. Huntley	176,000	2,293,498	228,250	180,750	2,967,833	1,291,863
Cliff O. Bickell	45,000	378,550	94,250	153,750	1,226,378	1,025,373
Richard M. Weil	80,000	1,040,950	184,500	117,500	2,462,890	699,370

(1)
Amounts are based on the difference between the closing price of our common stock on December 31, 2003 ($16.97) and the exercise price.

Supplemental Executive Retirement Plan

        The Company adopted a Supplemental Executive Retirement Plan, or "SERP," in order to provide supplemental retirement benefits for senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's years of service with the Company and average rate of compensation. Payments under the SERP will commence upon a participant's termination of employment with the Company after reaching the age of at least 55 and having at least 10 years of full-time employment with the Company. The annual retirement benefit will be an amount equal to 3% of the participant's average compensation for the three highest consecutive calendar years in the last ten years before termination of employment, multiplied by the participant's years of full-time employment with the Company up to a maximum of 15 years. Accordingly, the maximum annual payment under the SERP would be 45% of a participant's highest average annual compensation. A participant may receive a total of 15 annual payments in that amount, or may elect to receive the discounted present value of those 15 annual payments in equal installments over a period of 5 or 10 years or in a single lump sum. The date for payment of benefits may be accelerated in the event of a participant's death or total permanent disability, and certain additional provisions will apply in the event of a change of control of the Company. For example, a participant whose highest average annual compensation is $500,000 and who is credited with at least 15 years of full-time employment with the Company would receive 15 annual payments of $225,000 under the SERP. If their highest average compensation were equivalent to their fiscal 2003 compensation, the Named Executive Officers who are participants in the SERP would be expected to receive annual retirement benefits for 15 years in the following estimated amounts, assuming their retirement after at least 15 years of service with the Company: A. Lorne Weil, $806,000; Martin E. Schloss, $212,000; William J. Huntley, $203,000; and Richard M. Weil, $184,000. These amounts would be subject to an offset for Social Security benefits. Messrs. L. Weil, Schloss, Huntley and R. Weil have 13, 11, 30 and 9 years of credited service, respectively, under the SERP.

Deferred Compensation Plan

        The Company has a non-qualified deferred compensation plan that enables eligible employees to defer receipt of up to 50% of their base salary and up to 100% of the cash bonus that may be awarded under the Company's management incentive compensation program. The plan also enables non-employee directors to defer receipt of up to 100% of the fees and other cash compensation payable for director services. Accounts are maintained for each of the participants, who elect to have their accounts mirror the performance of investment options that the Company may offer from time to time. It is intended that amounts deferred under the plan will not be subject to any federal and, in most cases, state and local income taxes until participants receive payment from the plan. Unless participants elect to extend a deferral period, deferrals and related earnings will be paid as soon as practicable following the end of the deferral period. Accounts may be distributed prior to that date if a participant leaves the Company, dies or becomes disabled, if there is a change in control of the Company, if the Company terminates the plan or, under extremely limited circumstances, in the event of an "unforeseeable emergency".

Employment Agreements

        A. Lorne Weil.    Mr. Weil serves as Chairman of the Board and Chief Executive Officer pursuant to an amended and restated employment agreement dated as of February 28, 2003 and, under such agreement, is currently paid a base salary of approximately $815,500, which will be increased to $1 million on January 1, 2005 (subject to further increases on each January 1 thereafter to reflect increases, if any, during the preceding twelve months in the Consumer Price Index for the Greater New York area). Under the agreement, Mr. Weil has the opportunity to earn annually up to $1 million as incentive compensation under the Company's management incentive compensation program in each fiscal year through 2005 and thereafter by the amount equal to his base salary for the fiscal year. The agreement has a term of employment ending December 31, 2007, which extends automatically for an additional year on December 31, 2007 and on each succeeding December 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. Under the agreement, Mr. Weil is entitled to participate in the SERP with an annual retirement benefit equal to $675,000 in the case of a termination qualifying for benefits during 2003, which amount will be increased by $40,000 (plus an amount for inflation on the increased benefit) on each December 31 in the period 2003 to 2007, if he remains employed at that date. This benefit replaces the amount that would otherwise be calculated or payable under the SERP which is based on average highest compensation for three consecutive years.

        In the event Mr. Weil's employment is terminated by the Company without "cause" (which includes the Company's election not to extend the term), or by Mr. Weil for "good reason" (which includes Mr. Weil's election not to extend the term due to the failure of the parties to agree to the terms of his continued employment), or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance in a lump sum equal to three times a "severance base amount" of $1,750,000, which will be adjusted for inflation on each January 1 beginning January 1, 2004 based on the increase, if any, during the preceding twelve months in the Consumer Price Index for the Greater New York area; (b) his SERP benefit; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the scheduled expiration date of such options; (e) full vesting and settlement of all deferred stock and other equity-based awards held at termination; (f) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits; and (g) a payment to Mr. Weil to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any income taxes payable with respect to such payment by the Company. If Mr. Weil's employment terminates due to retirement or death, Mr. Weil will be entitled to receive the following: (a) the SERP benefit; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of his prior employment agreement) will be exercisable until the earlier of the third anniversary of the date of termination and the scheduled expiration date of such options; and (d) full vesting and settlement of all deferred stock and other equity-based awards held at termination.

        Martin E. Schloss.    Mr. Schloss serves as Vice President, General Counsel and Secretary pursuant to an employment agreement dated November 1, 2002 and currently receives a base salary of $350,000 (subject to increases on each January 1 to reflect increases, if any, in the Consumer Price Index for the Greater New York area). The agreement has a term of employment ending December 31, 2004, which extends automatically for an additional year on December 31, 2004 and on each succeeding December 31 thereafter unless either party serves written notice upon the other party prior to the September 30 preceding the date upon which such extension would become effective. Under the agreement, Mr. Schloss has the opportunity annually to earn incentive compensation under the Company's management incentive compensation program and to participate in the SERP with a retirement benefit that is equal to the greater of (i) the amount calculated under the SERP and (ii) the amount equal to his then-current base salary plus a bonus amount calculated by multiplying his then-current base salary by the average highest percentage of incentive compensation relative to base salary that he received for three consecutive years. In the event Mr. Schloss's employment is terminated by the Company without "cause" (which includes the Company's election not to extend the term), or by Mr. Schloss for "good reason", or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Schloss will be entitled to receive the following: (a) cash severance in a lump sum equal to the sum of his then current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) his SERP benefit with credit for five additional years of service; (c) full vesting of stock options held at termination; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits.

        In the event Mr. Schloss's employment is terminated without "cause" or for "good reason" and the termination occurs at the time of, within two years after, or in anticipation of, a "change in control", he will be entitled to receive the following: (a) cash severance in a lump sum equal to the three times the sum of his then-current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) his SERP benefit with credit for five additional years of service; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination; (e) full vesting and settlement of all deferred stock held at termination; and (f) a payment to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any income taxes payable with respect to such payment by the Company. If Mr. Schloss's employment terminates due to retirement or death, he will be entitled to receive the following: (a) the SERP benefit; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination; and (d) full vesting and settlement of all deferred stock held at termination.

        Richard M. Weil.    Mr. Weil serves as Vice President of International Business Development pursuant to an employment agreement dated January 1, 2003 and currently receives a base salary of $300,000 (subject to increases on each January 1 to reflect increases, if any, in the Consumer Price Index for the Greater New York area). The agreement has a term of employment ending December 31, 2004, which extends automatically for an additional year on December 31, 2004 and on each succeeding December 31 thereafter unless either party serves written notice upon the other party prior to the September 30 preceding the date upon which such extension would become effective. Under the agreement, Mr. Schloss has the opportunity annually to earn incentive compensation under the Company's management incentive compensation program and to participate in the SERP with a retirement benefit that is equal to the greater of (i) the amount calculated under the SERP and (ii) the amount equal to his then-current base salary plus a bonus amount calculated by multiplying his then-current base salary by the average highest percentage of incentive compensation relative to base salary that he received for three consecutive years. In the event Mr. Weil's employment is terminated by the Company without "cause" (which includes the Company's election not to extend the term), or by Mr. Weil for "good reason", or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance in a lump sum equal to the sum of his then current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) his SERP benefit with credit for five additional years of service; (c) full vesting of stock options held at termination; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits.

        In the event Mr. Weil's employment is terminated without "cause" or for "good reason" and the termination occurs at the time of, within two years after, or in anticipation of, a "change in control", he will be entitled to receive the following: (a) cash severance in a lump sum equal to the three times the sum of his then-current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) his SERP benefit with credit for five additional years of service; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination; (e) full vesting and settlement of all deferred stock held at termination; and (f) a payment to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any income taxes payable with respect to such payment by the Company. If Mr. Weil's employment terminates due to retirement or death, he will be entitled to receive the following: (a) the SERP benefit; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination; and (d) full vesting and settlement of all deferred stock held at termination.

        SGI Division Presidents—William J. Huntley and Cliff O. Bickell.    The Company's subsidiary, Scientific Games International, Inc., is party to an Employment and Severance Benefits Agreement dated September 6, 2000 with each of Messrs. Huntley and Bickell, pursuant to which they serve as Systems Division President and Printed Products Division President, respectively, of Scientific Games International and its subsidiaries. The agreements, which were amended on December 18, 2002, have a term of employment ending September 5, 2004, which extends automatically for an additional year on September 5, 2004 and on each succeeding September 5 thereafter unless either party serves written notice upon the other party at least 30 days prior to the date upon which such extension would become effective. Messrs. Huntley and Bickell each currently receive a base salary of $375,000 (subject to annual increases in the percentage generally provided to the Company's executive officers), a transportation allowance of $16,000 and each has the opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to executive officers of the Company. If the employment of either executive is terminated without cause or in the event of a constructive termination, such executive will be entitled to receive the following: (a) a sum each month for a period of one year after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination; (b) a pro rata bonus for the year of termination; and (c) continued participation in certain employee benefit plans for a period of time not to exceed the applicable period in which severance is being paid, and if such plans do not allow continuation and the Company is unable to obtain substantially similar benefits, payment in lieu of such benefits. If the executive's employment is terminated due to disability, he will be entitled to receive a pro rata bonus for the year of termination and to continue to receive all disability, life and medical insurance benefits for a period of twelve months as well as his base salary for such period (to the extent payments under the Company's disability plan do not cover 100% of base salary); and in the event of the executive's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

        Change in Control Agreements.    The Company entered into a Change in Control Agreement with each of Messrs. Martin E. Schloss, William J. Huntley and Richard M. Weil as of November 1, 1997, which in the case of each of Messrs. Schloss and Weil has been superceded by their current employment agreement. The Change in Control Agreement has a term ending on October 31, 2004, which extends automatically for an additional year on October 31, 2004 and on each succeeding October 31 thereafter unless either party serves written notice upon the other party six months prior to the date upon which such extension would become effective. Pursuant to the agreement, if the Company terminates the employment of an executive without "cause", or the executive terminates his employment for "good reason", at the time of or within two years following a "change in control" (as such terms are defined in the agreements), such executive will be entitled to receive the following: (a) cash severance in a lump sum equal to two times the sum of his then current base salary and the higher of the average annual incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of the agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the earlier of 36 months after termination and the scheduled expiration date of such options; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans until the earliest of 18 months, the date equivalent benefits are provided by a subsequent employer, and age 65, or, if such plans do not allow continuation, payment in lieu of such benefits. The agreements also provide that if the executive's employment is terminated without "cause" and he is not entitled to the severance described above, he will be entitled to receive a lump sum cash payment equal to his then current base salary.

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

        The restrictions on awards of restricted stock granted to directors lapse in three equal installments, one-third of the total on each of the first, second and third anniversaries of the date of grant, or in full if the director ceases to serve as a director due to death, disability, retirement, the failure to be reelected or in the event of a change in control. The options granted to directors become exercisable in four equal installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, and expire not later than the tenth anniversary of the date of grant.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors currently consists of Alan J. Zakon (Chairman), Colin J. O'Brien and Howard Gittis, who joined the Committee in December 2003. Rosario Bifulco served as a member of the Committee from June 2002 until his resignation from the Board in November 2003.

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

REPORT OF THE COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors administers the Company's executive compensation program. The Committee's responsibilities include approving awards under the Company's incentive compensation and stock option plans, approving the compensation of the Company's executives and making recommendations to the Board of Directors with regard to the adoption of new employee benefit plans and new executive compensation plans. The Committee is comprised of three members of the Board of Directors who are not officers or employees of the Company. The Committee engages an outside compensation consultant for insight and advice on matters related to executive compensation.

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

        The Company's management incentive compensation program (the "MICP") provides annual bonus opportunities for the Company's key executive personnel based on three criteria: (1) the Company's overall financial performance relative to the budget for a given fiscal year as approved by the Board of Directors, (2) the financial performance of individual business units of the Company for executives directly involved with the operation of those units, and (3) a qualitative assessment by the Committee of individual performance not directly measurable by financial results pursuant to recommendations made by the Chief Executive Officer and other senior managers in the Company. The purpose of the MICP is to reward employees who have made significant contributions to the Company's achievement of its objectives and to provide an incentive for further contributions. The financial performance of the Company and its business units are principally measured under the MICP by the attainment of "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) targets established for the year. If the financial performance targets are met or exceeded, participants will be eligible to receive year-end cash bonuses based on a percentage of their base salaries, subject to adjustment by the Committee after consideration of various objective and subjective factors. Potential payments under the MICP during fiscal 2003 ranged from 25% to 50% of base salary for participants other than the Chief Executive Officer, with each of Messrs. Martin E. Schloss, William J. Huntley, Cliff O. Bickell and Richard M. Weil having the opportunity to earn a bonus in an amount equal to 50% of base salary.

        In awarding bonuses for fiscal 2003, the Company considered the achievement by the Company and its business units of financial performance targets as well as various strategic objectives during the fiscal year, including the following:

  •
  The acquisition of IGT Online Entertainment Systems, Inc. established Scientific Games as the second largest on-line lottery systems provider in the industry, picking up seven North American on-line lottery contracts, six VLT service contracts and important intellectual property.

  •
  The acquisition of MDI Entertainment, Inc., with its portfolio of licensed properties and entertainment-based promotions, significantly expanded the offerings of lottery products and services to the instant ticket customers of Scientific Games and allows us to sell products to competitors' customers outside of the traditional lottery procurement cycle.

  •
  The relocation of the racing business to the lottery facility in Alpharetta, Georgia and the re-branding of the business to Scientific Games Racing, which are intended to provide cost savings and achieve operational and technological synergies.

  •
  The award of contracts for two lottery start-ups—an instant ticket and cooperative services contract for the new Tennessee lottery and on-line contract for the start-up of the North Dakota on-line lottery.

  •
  The achievements in product development reflected by the introduction of the new Quantum™ pari-mutuel central system and LC3™ which is the first electronic lottery game card.

        While base salary and the annual incentive compensation components are tied to employee responsibility and the Company's financial performance and progress in achieving strategic goals, the purpose of stock option grants is to align stockholder and employee interests by providing a component of compensation tied directly to the performance of the Company's stock price. Executive personnel have the opportunity to receive annual grants of stock options under the MICP based on a formula approved by the Committee. The number of shares subject to options granted under the MICP for fiscal 2003 represented approximately 15% of the executives' cash bonus potential for the fiscal year, subject to upward adjustment or downward adjustment based on an evaluation of management.

  CEO Compensation

        Mr. A. Lorne Weil received a base salary of approximately $790,958 for 2003 under the terms of his employment agreement dated February 28, 2003, which provides for an increase in his base salary to $1 million on January 1, 2005 and further increases on each January 1 thereafter during the term for inflation based on the increase, if any, in the Consumer Price Index for the Greater New York area during the preceding twelve months. Mr. Weil's agreement provided him with the opportunity to earn $1 million as incentive compensation for 2003 pursuant to the terms of the Company's MICP. Mr. Weil received his maximum incentive award as a result of the Company and Mr. Weil having achieved the financial and performance objectives referred to above. In addition, the Committee approved performance accelerated stock option grants covering 1 million shares to Mr. Weil and a grant of approximately 50,000 shares of restricted stock in connection with the amendment of Mr. Weil's employment agreement, which extended the term of employment by three years to December 31, 2007. The restrictions on these grants will lapse on an accelerated basis on the third anniversary of the grant date due to the achievement of the stock price performance goals established under the agreements. (For additional information relating to Mr. Weil's employment agreement, see "Employment Agreements" above.)

  Deductibility of Executive Compensation

        The Company expects that the compensation paid to executive officers during fiscal 2003 will qualify for income tax deductibility under Section 162(m) of the Internal Revenue Code. In addition, the Company has a general policy of awarding stock options to its executive officers only pursuant to plans that the Company believes will satisfy the requirements of Section 162(m).

Compensation Committee
Alan J. Zakon, Chairman Howard Gittis Colin J. O'Brien

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return over the sixty-two month period from October 31, 1998 through December 31, 2003 on (a) our Common Stock, (b) the Nasdaq National Market ("Nasdaq"), on which our shares of Common Stock are traded and (c) a peer group index of companies that provide services similar to ours, consisting of International Lottery and Totalisator Systems, Inc., Churchill Downs, Inc. and GTECH Holdings Corp. (the "Peer Group Index"). We elected to use a peer group index rather than a published industry or line-of-business index because we are not aware of any such published index of companies which, in terms of their businesses, are as comparable to us as those included in the peer group index. The peer group companies have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested on October 31, 1998 in our Common Stock, the Nasdaq and the Peer Group Index and that all dividends were reinvested. We changed our fiscal year-end from an October 31 year-end to a calendar year-end, beginning with the year ending December 31, 2001, so that the measurement period for the performance graph covers the fiscal years ended October 31, 1999 and 2000, the two-month transition period ended December 31, 2000, and the fiscal years ended December 31, 2001, 2002 and 2003.

Comparison Of Sixty-Two Month Cumulative Total Return
For The Period Beginning On October 31, 1998 And Ending On December 31, 2003

	10/98	10/99	10/00	12/00	12/01	12/02	12/03
Scientific Games Corporation	$100.00	$157.69	$190.77	$181.54	$538.46	$446.77	$1044.31
Nasdaq Stock Market	$100.00	$140.85	$170.38	$127.67	$70.42	$64.84	$91.16
Peer Group Index	$100.00	$81.81	$75.48	$86.83	$162.11	$191.08	$303.53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of April 15, 2004 as to the security ownership of those persons known to us to be the beneficial owners of more than five percent of the outstanding shares of our Class A Common Stock and the outstanding shares of our Series A Convertible Preferred Stock, each of our directors, each of the executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

				Shares of Preferred Stock(14)
	Shares of Common Stock
Name
	Number(1)		Percent(1)	Number(1)		Percent(1)
Mafco Holdings Inc. c/o MacAndrews & Forbes Holding Inc. 35 East 62nd Street New York, NY 10021	21,915,089	(2)	25.76%	1,218,479		91.95%
Appaloosa Arbitrage Fund Ltd Via Cantonale 19 Lugano, Switzerland 6900	1,314,730	(3)	2.04%	73,099		5.52%
A. Lorne Weil c/o Scientific Games Corporation 750 Lexington Avenue, 25th Floor New York, New York 10022	4,525,731	(4)	6.95%	-0-		-0-
Peter A. Cohen	1,468,656	(5)	2.29%	33,503	(15)	2.53%
Colin J. O'Brien	66,520	(6)	*	-0-		-0-
Ronald O. Perelman	21,916,870	(7)	25.76%	1,218,479		91.95%
Howard Gittis	1,781		*	-0-		-0-
Barry F. Schwartz	1,781		*	-0-		-0-
Eric M. Turner	4,536		*	-0-		-0-
Brian G. Wolfson	41,131		*	-0-		-0-
Alan J. Zakon	535,474	(8)	*	-0-		-0-
Martin E. Schloss	377,823	(9)	*	-0-		-0-
William J. Huntley	73,500	(10)	*	-0-		-0-
Cliff O. Bickell	68,245	(11)	*	-0-		-0-
Richard M. Weil	149,199	(12)	*	-0-		-0-
All directors and executive officers as a group (consisting of 17 persons)(4)(5)(6)(7)(8)(9)(10)(11)(12)	29,605,054	(13)	33.35%	1,251,982	(16)	94.48%

*
Represents less than 1% of the outstanding shares of Common Stock.

(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. A person who has the right to acquire securities within 60 days of April 15, 2004 through the exercise or conversion of an option, warrant or other security, including the Series A Convertible Preferred Stock, is deemed to be the beneficial owner of the securities which may be acquired. Such securities are deemed to be outstanding for the purpose of calculating the percentage of outstanding securities owned by such person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person. The number of shares reported as issuable upon conversion of the Series A Preferred Stock was determined in accordance with the Certificate of Designations governing the Preferred Stock by dividing (a) $100 (the "liquidation preference" for each share) by (b) $5.56 (the "conversion price"). The "conversion price" is subject to downward adjustment (to no less than $4.63) in the event the average 30-day trading price of our stock decreases to less than $8.94.

(2)
Consists of 21,915,089 shares issuable upon conversion of Preferred Stock held by SGMS Acquisition Corporation, a holding company owned by Mafco Holdings Inc., whose sole stockholder is Mr. Perelman. A Schedule 13D jointly filed with the SEC by SGMS Acquisition Corporation and Mafco Holdings Inc. on November 26, 2003 sets forth information as of such date with respect to the board of directors and executive officers of such entities.

(3)
Consists of 1,314,730 shares issuable upon conversion of Preferred Stock held by Appaloosa Arbitrage Fund Ltd. Mark A. Larkin, the director of Appaloosa Advisory Services Sirl, Luxembourg, the Investment Advisor of Appaloosa Arbitrage Fund Ltd., exercises sole voting and dispositive power with respect to these shares.

(4)
Includes 1,934,000 shares issuable upon exercise of stock options held by Mr. Weil. Also includes (a) 208,445 shares held for Mr. Weil's deferred compensation account by a grantor trust established in connection with the Company's deferred compensation plan and (b) 80,000 shares held by The Lorne Weil Charitable Foundation with respect to which Mr. Weil serves as President. Excludes 216,644 shares held by The Lorne Weil 1989 Trust, John Novogrod, Trustee, as to which Mr. Weil disclaims beneficial ownership.

(5)
Includes 37,500 shares issuable upon exercise of a stock option held by Mr. Cohen and 11,400 shares held by members of Mr. Cohen's immediate family. Also includes (a) 1,298,906 shares held by Ramius Securities, LLC (which holdings consist of (i) 172,100 shares, (ii) 602,571 shares issuable upon conversion of Preferred Stock and (iii) 250,000 shares issuable upon exercise of a warrant) and (b) 262,835 shares held by third party accounts managed by Ramius Securities, LLC. Mr. Cohen is one of three managing members of C4S & Co., LLC, the sole managing member of Ramius Capital Group, LLC, which is the parent company of Ramius Securities, LLC. Accordingly, Mr. Cohen may be deemed to beneficially own all of the securities held by Ramius Securities, LLC and the third party accounts. Mr. Cohen disclaims beneficial ownership of such securities.

(6)
Includes 37,500 shares issuable upon exercise of a stock option.

(7)
Includes (a) the 21,915,089 shares issuable upon conversion of Preferred Stock reported in footnote 2 above which may be deemed to be beneficially owned by Mr. Perelman, the sole stockholder of Mafco Holdings Inc., and (b) 1,781 shares held directly by Mr. Perelman. Mr. Perelman's address is c/o MacAndrews & Forbes Holdings Inc., 35 East 62nd Street, New York, NY 10021.

(8)
Includes 125,000 shares issuable upon exercise of a stock option.

(9)
Includes 306,084 shares issuable upon exercise of stock options.

(10)
Includes 42,250 shares issuable upon exercise of stock options.

(11)
Includes 55,000 shares issuable upon exercise of stock options.

(12)
Includes 139,250 shares issuable upon exercise of stock options.

(13)
Includes (a) 2,832,834 shares issuable upon exercise of stock options, (b) 250,000 shares issuable upon exercise of warrants and (c) 22,517,660 shares issuable upon conversion of Preferred Stock.

(14)
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

(15)
Solely for purposes of disclosure in this table with respect to ownership by directors, consists of 33,503 shares of Preferred Stock held by Ramius Securities, LLC. As noted in footnote 5 above, Mr. Cohen disclaims beneficial ownership of these securities.

(16)
Consists of 33,503 shares of Preferred Stock held by Ramius Securities, LLC and 1,218,479 shares of Preferred Stock held by Mafco Holdings Inc.

  Equity Compensation Plan Information

        The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,454,624	$6.52	4,963,772
Equity compensation plans not approved by security holders	2,108,221	$3.79	79,569

Total	9,562,845	$5.92	5,043,341

        The equity compensation plans which were not submitted for stockholder approval consist of a warrant issued in 2000, stock options granted as inducement options in 2003 and our 1995 Equity Incentive Plan, which was originally adopted by our Board in May 1995. Such plans are described below.

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

        The 1995 Equity Incentive Plan.    Our 1995 Equity Incentive Plan, as amended (the "1995 Plan"), authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors of the Company. As of December 31, 2003, 1,943,021 shares were subject to outstanding awards under the 1995 Plan and 79,569 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee of our Board of Directors, which is authorized to select the participants, determine the type and number of awards to be granted and number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan. The Committee's practice has been to award stock options which vest in four annual installments (one-quarter of the total on each of the first, second, third and fourth anniversaries of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets. The Board may amend or terminate the 1995 Plan without stockholder approval, but no amendment or termination of the 1995 Plan may adversely affect any award previously granted under the 1995 Plan without the consent of the holders. Unless earlier terminated by the Board, the 1995 Plan will terminate at such time as no shares remain available for issuance under the 1995 Plan and we have no further rights or obligations with respect to outstanding awards under the 1995 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Under a letter dated March 8, 2004, we engaged Ramius Securities, LLC ("Ramius") to act as a financial advisor on a non-exclusive basis in connection with certain acquisition, investment or financing transactions. If Ramius provides services with respect to a transaction which is consummated by us during the duration of the engagement letter or within 12 months thereafter, Ramius would receive a fee equal to 1%, or such other percentage (not to exceed customary amounts) as may be mutually agreed upon by the parties, of the acquisition consideration or other transaction value. The Company may engage a co-advisor or advisors in addition to Ramius for any transaction, in which case any fee to Ramius would be reduced by the fees of such co-advisor or advisors (provided that Ramius would receive a fee representing the relative value of its services as reasonably determined by us). We may also reasonably determine not to engage Ramius for any transaction, in which case Ramius would receive no fee. The engagement letter provides that Ramius would be entitled to reimbursement of reasonable out-of-pocket expenses (not to exceed $50,000 in any year unless previously approved by the Company) and contains certain customary indemnification and other provisions. The engagement letter continues for a period of three years, subject to earlier termination by either Ramius or the Company on 30 days' notice. Peter A. Cohen, a director of the Company, is the President of Ramius and a principal of Ramius' parent company, Ramius Capital Group, LLC.

        During 2003, we engaged the services of Lancio Partners, a marketing firm, for a fee of $80,000 to assist us in the re-branding of our racing business from Autotote to Scientific Games. Sarah Bresnahan, the sister of Sally L. Conkright, is president and owner of Lancio Partners.

        Eric Pullman, the brother-in-law of Martin E. Schloss, is employed as Director of Business Development for Autotote Enterprises, our Connecticut OTB business. Mr. Pullman, who assumed this position in April 2003, receives a base salary of $125,000 and has the opportunity to receive a year-end bonus of up to 35% of his base salary. Mr. Pullman previously provided consulting services to the Company for approximately 12 months at a monthly rate of $12,500.

        Rick Balanetsky, the brother-in-law of DeWayne E. Laird, worked as a computer consultant during 2003 and received approximately $86,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2003 and 2002

        Deloitte & Touche LLP replaced KPMG LLP as our independent accountants beginning with the fiscal year ended December 31, 2003. The amounts shown below for "2003 Fees" represent the fees billed by Deloitte & Touche LLP for professional services rendered in respect of the fiscal year ended December 31, 2003; and the amounts shown below for "2002 Fees" represent the amounts billed by KPMG LLP for professional services rendered in respect of the fiscal year ended December 31, 2002.

	2003 Fees	2002 Fees
Audit Fees:	$845,000	$840,000
Audit Related Fees:	$545,000	$354,000
Tax Fees:	$277,000	$335,000
All Other Fees:	-0-	-0-

        The Audit Fees listed above were billed in connection with the audit of our financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Forms 10-Q for the fiscal year. The amount for 2002 includes $75,000 billed in connection with the restatement of the 2002 annual report filed on August 14, 2003. The Audit Related Fees listed above were billed for accounting consultations and audits in connection with acquisitions and in connection with filings with the Securities and Exchange Commission. The Tax Fees listed above were billed for tax compliance, planning and advice, including with respect to proposed and consummated acquisitions and the integration of recently acquired businesses.

Audit Committee Pre-Approval Policies

        The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent accountant. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent accountant.

        The Audit Committee has a adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories—audit, audit-related, tax services or, to the extent permitted by law, other services—that the independent accountant provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

PART IV

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
4.1
Indenture, dated as of August 14, 2000, among the Company, the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 12/2% senior subordinated notes due 2010 (the "12/2% Senior Notes") (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 (the "July 2000 10-Q")).
4.2
First Supplemental Indenture, dated as of September 6, 2000, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, supplementing the Indenture, dated as of August 14, 2000, among the Company, the Guarantors and the Trustee, relating to the 12/2% Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's July 2000 10-Q).
4.3		Form of 12/2% Senior Subordinated Notes (incorporated by reference to Exhibit A to Exhibit 4.6 to the Company's July 2000 10-Q).
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

10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004 (the "2003 10-K")).
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
10.13	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*

10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.16	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.17	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*
10.18	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.19	Employment Agreement dated November 1, 2002 between the Company and Martin E. Schloss (executed on November 12, 2003). (†)*
10.20	Employment Agreement dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003). (†)*
10.21
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.22
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the Company's 2002 10-K).*
10.23
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Richard M. Weil, Brooks H. Pierce and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
10.24
Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10.25	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's March 2001 10-Q).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2003 10-K).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company's 2003 10-K).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Company's 2003 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company's 2003 10-K).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company's 2003 10-K).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's 2003 10-K).
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's 2003 10-K).
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

    The Company filed a Current Report on Form 8-K on November 13, 2003, in which the Company reported that, on November 6, 2003, (a) it closed the acquisition of OES, (b) in connection with such acquisition, it amended and restated the credit agreement governing its senior secured credit facility and (c) upon consummation of such acquisition, it changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

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
Dated: April 29, 2004
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
10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004 (the "2003 10-K")).
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
10.13	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.16	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.17	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*

10.18	Letter Agreement dated January 11, 2001 between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.21 to the 2000 10-K).*
10.19	Employment Agreement dated November 1, 2002 between the Company and Martin E. Schloss (executed on November 12, 2003). (†)*
10.20	Employment Agreement dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003). (†)*
10.21
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.22
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A, filed March 25, 2003, to the Company's 2002 10-K).*
10.23
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley, Richard M. Weil, Brooks H. Pierce and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
10.24
Form of Warrant issued to Ramius Securities, LLC dated October 2, 2000 (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 2001 10-Q")).
10.25	Warrant Registration Rights Agreement dated October 2, 2000 between the Company and Ramius Securities, LLC (incorporated by reference to Exhibit 10.30 to the Company's March 2001 10-Q).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2003 10-K).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company's 2003 10-K).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Company's 2003 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company's 2003 10-K).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company's 2003 10-K).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's 2003 10-K).
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's 2003 10-K).
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

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

QuickLinks

PART III
  DIRECTORS OF THE REGISTRANT
  EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION COMMITTEE
STOCK PERFORMANCE GRAPH
  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURE
EXHIBIT INDEX