Form 10-Q
period 2004-03-31
SCIENTIFIC GAMES CORP
filed 2004-05-10
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 0-13063

SCIENTIFIC GAMES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
750 Lexington Avenue, New York, New York 10022 (Address of princial executive offices) (Zip Code)
(212) 754-2233 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☒    No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2004:

Class A Common Stock:    63,168,281
Class B Common Stock:    None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
THREE MONTHS ENDED MARCH 31, 2004

PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements:
	Balance Sheets as of December 31, 2003 and March 31, 2004	3
	Statements of Income for the Three Months Ended March 31, 2003 and 2004	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2004	5
	Notes to Consolidated Financial Statements	6-18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-24
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25-27
Item 4.	Disclosure Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Disclosure	28
Item 6.	Exhibits and Reports on Form 8-K	28

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2003	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79,373	92,573
Accounts receivable, net of allowance for doubtful accounts of $4,589 and $4,843 at December 31, 2003 and March 31, 2004, respectively	99,639	92,310
Inventories	26,896	25,851
Prepaid expenses, deposits and other current assets	31,457	36,187

Total current assets	237,365	246,921

Property and equipment, at cost	473,610	492,168
Less accumulated depreciation	244,880	254,782

Net property and equipment	228,730	237,386

Goodwill, net	308,355	309,243
Operating right, net	14,020	14,020
Other intangible assets, net	77,428	77,306
Other assets and investments	97,091	87,898

Total assets	$962,989	972,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$6,327	7,261
Accounts payable	34,603	37,021
Accrued liabilities	117,493	102,520

Total current liabilities	158,423	146,802

Deferred income taxes	4,595	4,424
Other long-term liabilities	36,983	35,684
Long-term debt, excluding current installments	525,836	524,541

Total liabilities	725,837	711,451

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,325 shares outstanding at December 31, 2003 and March 31, 2004	1,325	1,325
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 shares outstanding at December 31, 2003 and March 31, 2004	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 61,504 and 62,593 shares outstanding at December 31, 2003 and March 31, 2004, respectively	615	626
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,957	409,774
Accumulated losses	(169,649)	(151,210)
Treasury stock, at cost	(6,743)	(7,342)
Accumulated other comprehensive loss	5,646	8,149

Total stockholders' equity	237,152	261,323

Total liabilities and stockholders' equity	$962,989	972,774

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2003 and 2004
(Unaudited, in thousands, except per share amounts)

	2003	2004
Operating revenues:
Services	$105,267	141,633
Sales	17,951	43,832

	123,218	185,465

Operating expenses (exclusive of depreciation and amortization shown below):
Services	57,628	75,885
Sales	12,407	30,656
Amortization of service contract software	1,267	1,434

	71,302	107,975

Total gross profit	51,916	77,490
Selling, general and administrative expenses	18,342	25,920
Depreciation and amortization	9,781	13,760

Operating income	23,793	37,810

Other deductions (income):
Interest expense	6,232	7,390
Other (income) expense	(104)	608

	6,128	7,998

Income before income tax expense	17,665	29,812
Income tax expense	6,344	9,391

Net income	11,321	20,421
Convertible preferred stock dividend	1,847	1,982

Net income available to common stockholders	$9,474	18,439

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.16	0.30

Diluted net income available to common stockholders	$0.13	0.22

Weighted average number of shares used in per share calculations:
Basic shares	59,450	61,942

Diluted shares	87,932	91,825

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2004
(Unaudited, in thousands)

	2003	2004
Cash flows from operating activities:
Net income	$11,321	20,421

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,048	15,194
Change in deferred income taxes	4,830	5,999
Changes in operating assets and liabilities, net of effects of business acquisitions	(4,461)	(4,765)
Other	464	652

Total adjustments	11,881	17,080

Net cash provided by operating activities	23,202	37,501

Cash flows from investing activities:
Capital expenditures	(1,732)	(6,092)
Wagering systems expenditures	(1,643)	(13,196)
Business acquisition, net of cash acquired	(20,744)	(1,709)
Increase in other assets and liabilities, net	(4,093)	(5,733)

Net cash used in investing activities	(28,212)	(26,730)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,377
Net payments on long-term debt	(1,242)	(1,720)
Proceeds from the issuance of common stock	508	3,184
Preferred stock cash dividends	—	(1,982)

Net cash provided (used) in financing activities	(734)	859

Effect of exchange rate changes on cash	305	1,570

Increase (decrease) in cash and cash equivalents	(5,439)	13,200
Cash and cash equivalents, beginning of period	34,929	79,373

Cash and cash equivalents, end of period	$29,490	92,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,103	9,778

Income taxes	$1,372	4,503

Convertible preferred stock cash dividends	$—	1,982

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$1,847	—

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)    Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of March 31, 2004 and the consolidated statements of income for the three months ended March 31, 2003 and 2004, and the consolidated condensed statements of cash flows for the three months then ended, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2004 and the results of its operations for the three months ended March 31, 2003 and 2004 and its cash flows for the three months ended March 31, 2003 and 2004 have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per share for the three months ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
Income (numerator)
Net income available to common stockholders (basic)	$9,474	18,439
Add back preferred stock dividend	1,847	1,982

Income before preferred dividend available to common stockholders (diluted)	$11,321	20,421

Shares (denominator)
Basic weighted average common shares outstanding	59,450	61,942
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	28,482	29,883

Diluted weighted average common shares outstanding	87,932	91,825

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.16	0.30

Diluted net income per share available to common stockholders	$0.13	0.22

        At March 31, 2003 and 2004, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Preferred Stock, which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended December 31, 2003 in the Company's 2003 Annual Report on Form 10-K.)

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

	Three Months Ended March 31,
	2003	2004
Net income available to common stockholders as reported	$9,474	18,439
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	47
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(760)	(1,128)

Pro forma net income available to common stockholders	$8,714	17,358

Net income available to common stockholders per basic share:
As reported	$0.16	0.30

Pro forma	$0.14	0.29

Net income available to common stockholders per diluted share:
As reported	$0.13	0.22

Pro forma	$0.12	0.21

(2)    Acquisitions

        On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology (NYSE: IGT) for $143,000 in cash plus expenses and a $8,535 working capital adjustment payment. Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc. The results of OES have been included in the Company's results of operations from the date of acquisition. In its most recent fiscal year, OES had annual revenues of approximately $148,818.

        The acquisition of OES strengthens the Company's presence in the lottery industry, expands the Company's geographic presence, broadens its lottery product offerings and accelerates its entrance into the video lottery systems business. As a result of the acquisition, the Company has contracts to operate online lottery systems in 16 states and throughout the Caribbean, in addition to supporting systems that OES delivered to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Gaming System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games. The Company is in the process of allocating the purchase price of OES, including performing a thorough analysis to estimate the fair value of the assets acquired and liabilities assumed, and it expects that a majority of the excess will be allocated to goodwill. Goodwill from the acquisition of OES will be deductible for tax purposes.

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

        The following table presents unaudited pro forma results of operations as if the acquisition of OES had occurred at the beginning of the periods presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the Company's quarter ended March 31, 2003, or the results that may occur in the future.

Three Months Ended March 31, 2003
(unaudited)
Operating revenues	$161,779
Operating income	30,428
Income before income tax expense	21,867
Net income	13,900
Convertible preferred stock dividend	1,847

Net income available to common stockholders	$12,053

Basic net income per share available to common stockholders	$0.19

Diluted net income per share available to common stockholders	$0.15

(3)    Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital and wagering system expenditures for the three months ended March 31, 2003 and 2004, and assets at March 31, 2003 and 2004, by business segment. Corporate expenses, interest expense and other deductions (income) are not allocated to business segments.

	Three Months Ended March 31, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$70,964	18,930	15,373	—	105,267
Sales revenues	6,047	2,040	—	9,864	17,951

Total revenues	77,011	20,970	15,373	9,864	123,218

Cost of service	36,331	10,748	10,549	—	57,628
Cost of sales	4,485	1,253	—	6,669	12,407
Amortization of service contract software	661	606	—	—	1,267

Total operating expenses	41,477	12,607	10,549	6,669	71,302

Gross profit	35,534	8,363	4,824	3,195	51,916
Selling, general and administrative expenses	9,233	2,232	902	1,214	13,581
Depreciation and amortization	5,673	2,769	503	647	9,592

Segment operating income	$20,628	3,362	3,419	1,334	28,743

Unallocated corporate expense					4,950

Consolidated operating income					$23,793

Assets at March 31, 2003	$327,218	270,263	35,384	36,088	668,953

Capital and wagering systems expenditures	$1,722	1,056	299	298	3,375

	Three Months Ended March 31, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$107,294	19,043	15,296	—	141,633
Sales revenues	29,565	689	—	13,578	43,832

Total revenues	136,859	19,732	15,296	13,578	185,465

Cost of service	55,010	9,994	10,881	—	75,885
Cost of sales	20,247	409	—	10,000	30,656
Amortization of service contract software	793	641	—	—	1,434

Total operating expenses	76,050	11,044	10,881	10,000	107,975

Gross profit	60,809	8,688	4,415	3,578	77,490
Selling, general and administrative expenses	16,562	1,839	1,004	1,482	20,887
Depreciation and amortization	9,507	2,820	490	733	13,550

Segment operating income	$34,740	4,029	2,921	1,363	43,053

Unallocated corporate expense					5,243

Consolidated operating income					$37,810

Assets at March 31, 2004	$568,101	323,227	35,894	45,552	972,774

Capital and wagering systems expenditures	$14,461	4,333	336	158	19,288

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2003	2004
Consolidated operating income	$23,793	37,810
Interest expense	6,232	7,390
Other income	(104)	608

Income before income tax expense	$17,665	29,812

(4)   Income Tax Expense

        The effective income tax rate for the first quarter of 2004 of 31.5% differed from the federal statutory rate of 35% due primarily to benefits from the realization of foreign tax credits and the implementation of the extra territorial income exclusion regime. The effective income tax rate for the first quarter of 2003 was approximately 36%, which differed from the federal statutory rate of 35% due primarily to foreign and state income taxes.

(5)   Comprehensive Income

        The following presents a reconciliation of net income to comprehensive income for the three month periods ended March 31, 2003 and 2004:

	Three Months Ended March 31,
	2003	2004
Net income	$11,321	20,421
Other comprehensive income (loss):
Foreign currency translation	(73)	1,384
Unrealized gain on investments	869	12
Unrealized gain (loss) on Canadian dollar hedges	(1,481)	1,107

Other comprehensive income (loss)	(685)	2,503

Comprehensive income	$10,636	22,924

(6)   Inventories

        Inventories consist of the following:

	December 31, 2003	March 31, 2004
Parts and work-in-process	$17,990	15,629
Finished goods	8,906	10,222

	$26,896	25,851

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)   Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31, 2003	March 31, 2004
Compensation and benefits	30,364	27,284
Accrued acquisition costs	11,037	9,102
Accrued contract costs	19,985	9,993
Other	56,108	56,142

	117,493	102,520

(8)   Debt

        At March 31, 2004, the Company had approximately $36,560 available for borrowing under the Company's revolving credit facility, which was entered into on November 6, 2003 as part of the Company's new senior secured credit facility (the "2003 Facility"). There were no borrowings outstanding under the revolving credit feature of the 2003 Facility, and approximately $38,440 in letters of credit were issued under the 2003 Facility at March 31, 2004. At December 31, 2003, the Company's available borrowing capacity under the 2003 Facility was $27,146. As of March 31, 2004, there was $461,668 outstanding under the Term C Loan under the 2003 Facility and $65,584 of the Company's 12 1/2% Senior Subordinated Notes outstanding (the "Notes").

(9)    Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2003 and March 31, 2004. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2003
Amortizable intangible assets:
Patents	15	$3,139	291	2,848
Customer lists	14	15,375	5,984	9,391
Customer service contracts	15	3,781	1,280	2,501
Licenses	1-15	3,928	1,136	2,792
Lottery contracts	1-7.5	31,000	1,186	29,814

		57,223	9,877	47,346

Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$111,762	20,314	91,448

Balance at March 31, 2004
Amortizable intangible assets:
Patents	15	$3,218	322	2,896
Customer lists	14	15,375	6,474	8,901
Customer service contracts	15	3,737	1,343	2,394
Licenses	1-15	5,746	1,619	4,127
Lottery contracts	1-7.5	31,802	2,896	28,906

		59,878	12,654	47,224

Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$114,417	23,091	91,326

        The aggregate intangible amortization expense for the three month periods ended March 31, 2003 and 2004 was approximately $545 and $2,777, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as operating segment, for the period from January 1, 2004 to March 31, 2004. The Company recorded a $1,190 increase in goodwill in 2004 in connection with an earnout payment pursuant to the SERCHI purchase agreement and a $302 decrease in the OES goodwill in 2004 as a result of a $1,292 change in the working capital purchase price adjustment, offset by a $(1,594) allocation of the OES purchase price to acquired customer service contracts.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2003	$307,868	487	—	—	308,355
Adjustments:
Adjustments to OES goodwill	(302)	—	—	—	(302)
SERCHI earnout payment	1,190	—	—	—	1,190

Balance at March 31, 2004	$308,756	487	—	—	309,243

(10) Pension Plans

        The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for U.K. based employees. Retirement benefits under the U.K. plan are based on an employee's average compensation over the two years preceding retirement. The Company's policy is to fund the minimum contribution permissible by the respective regulatory authorities.

        In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. The Company expects to make payments to the multi-employer plan of approximately $250 during the year ended December 31, 2004.

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

        The following table sets forth the combined amount of net periodic benefit cost recognized for the three month periods ended March 31, 2003 and 2004:

	March 31,
	2003	2004
Components of net periodic pension benefit cost:
Service cost	$569	676
Interest cost	512	641
Expected return on plan assets	(370)	(448)
Actuarial loss	184	295
Net amortization and deferral	14	13
Amortization of prior service costs	133	192

Net periodic cost	$1,042	1,369

(11) Subsequent Event

        At March 31, 2004, the Company agreed, in connection with GTech Corporation's planned acquisition of the Leeward Island Lottery Holding Company (LILHCO), to terminate its contract with the LILHCO at the end of 2004 for a payment of approximately $5,850 upon conclusion of the planned transaction. The Company expects that substantially all of this payment will be recorded as a reduction to the previously recorded goodwill resulting from the 2003 acquisition of OES. The Company received this payment on May 5, 2004 along with approximately $2,240 for contract services rendered and to be rendered through December 31, 2004, the expected end of the contract term.

(12) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Notes and the 2003 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2003 and March 31, 2004 and for the three months ended March 31, 2003 and 2004. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries assuming the guarantee structure of the Notes and the 2003 Facility was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$78,648	(2,003)	15,928	—	92,573
Accounts receivable, net	—	66,554	25,795	(39)	92,310
Inventories	—	17,973	8,486	(608)	25,851
Other current assets	5,202	19,014	11,941	30	36,187
Property and equipment, net	3,011	179,381	55,625	(631)	237,386
Investment in subsidiaries	509,401	186,022	—	(695,423)	—
Goodwill	183	303,815	5,245	—	309,243
Intangible assets	—	87,330	3,996	—	91,326
Other assets	39,990	47,167	9,022	(8,281)	87,898

Total assets	$636,435	905,253	136,038	(704,952)	972,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$4,978	361	1,922	—	7,261
Current liabilities	7,091	104,495	26,954	1,001	139,541
Long-term debt, excluding current installments	524,442	—	99	—	524,541
Other non-current liabilities	(2,563)	28,588	13,983	100	40,108
Intercompany balances	(174,992)	157,475	19,362	(1,845)	—
Stockholders' equity	277,479	614,334	73,718	(704,208)	261,323

Total liabilities and stockholders' equity	$636,435	905,253	136,038	(704,952)	972,774

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	97,639	27,100	(1,521)	123,218
Operating expenses	—	53,261	18,304	(1,530)	70,035
Amortization of service contract software	—	1,167	100	—	1,267

Gross profit	—	43,211	8,696	9	51,916
Selling, general and administrative expenses	4,761	10,352	3,232	(3)	18,342
Depreciation and amortization	189	7,486	2,114	(8)	9,781

Operating income (loss)	(4,950)	25,373	3,350	20	23,793
Interest expense	6,077	151	1,184	(1,180)	6,232
Other (income) expense	(189)	(1,338)	258	1,165	(104)

Income (loss) before equity in income of subsidiaries, and income taxes	(10,838)	26,560	1,908	35	17,665
Equity in income of subsidiaries	27,747	—	—	(27,747)	—
Income tax expense	5,588	87	669	—	6,344

Net income	$11,321	26,473	1,239	(27,712)	11,321

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended March 31, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	153,902	33,840	(2,277)	185,465
Operating expenses	—	85,266	23,569	(2,294)	106,541
Amortization of service contract software	—	1,334	100	—	1,434

Gross profit	—	67,302	10,171	17	77,490
Selling, general and administrative expenses	5,033	16,845	4,045	(3)	25,920
Depreciation and amortization	210	11,100	2,450	—	13,760

Operating income (loss)	(5,243)	39,357	3,676	20	37,810
Interest expense	7,154	219	1,139	(1,122)	7,390
Other (income) expense	(275)	(1,359)	1,120	1,122	608

Income (loss) before equity in income of subsidiaries, and income taxes	(12,122)	40,497	1,417	20	29,812
Equity in income of subsidiaries	39,501	—	—	(39,501)	—
Income tax expense	6,958	1,923	510	—	9,391

Net income	$20,421	38,574	907	(39,481)	20,421

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$11,321	26,473	1,239	(27,712)	11,321
Depreciation and amortization	189	8,653	2,214	(8)	11,048
Equity in income of subsidiaries	(27,747)	—	—	27,747	—
Changes in operating assets and liabilities	(2,652)	(2,542)	898	(165)	(4,461)
Deferred income taxes	4,582	188	60	—	4,830
Other non-cash adjustments	403	78	(17)	—	464

Net cash provided by (used in) operating activities	(13,904)	32,850	4,394	(138)	23,202

Cash flows from investing activities:
Capital and wagering systems expenditures	(48)	(1,609)	(1,718)	—	(3,375)
Business acquisition, net of cash acquired	—	(20,744)	—	—	(20,744)
Other assets and investments	(967)	(3,661)	562	(27)	(4,093)

Net cash used in investing activities	(1,015)	(26,014)	(1,156)	(27)	(28,212)

Cash flows from financing activities:
Payments on long-term debt	(815)	(201)	(226)	—	(1,242)
Proceeds from stock issue	508	—	—	—	508
Other, principally intercompany balances	11,197	(5,770)	(5,592)	165	—

Net cash provided by (used in) financing activities	10,890	(5,971)	(5,818)	165	(734)

Effect of exchange rate changes on cash	—	(215)	520	—	305

Increase (decrease) in cash and cash equivalents	(4,029)	650	(2,060)	—	(5,439)
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of period	$21,294	830	7,366	—	29,490

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$20,421	38,574	907	(39,481)	20,421
Depreciation and amortization	210	12,434	2,550	—	15,194
Equity in income of subsidiaries	(39,501)	—	—	39,501	—
Changes in operating assets and liabilities	(5,985)	6,188	(5,030)	62	(4,765)
Deferred income taxes	6,221	(395)	173	—	5,999
Other non-cash adjustments	566	86	—	—	652

Net cash provided by (used in) operating activities	(18,068)	56,887	(1,400)	82	37,501

Cash flows from investing activities:
Capital and wagering systems expenditures	(18)	(16,072)	(3,198)	—	(19,288)
Business acquisition, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(308)	(5,692)	(1,422)	1,689	(5,733)

Net cash used in investing activities	(326)	(23,473)	(4,620)	1,689	(26,730)

Cash flows from financing activities:
Payments on long-term debt	(1,259)	(293)	1,209	—	(343)
Proceeds from stock issue	3,184	1,709	—	(1,709)	3,184
Preferred stock cash dividends	(1,982)	—	—	—	(1,982)
Other, principally intercompany balances	28,461	(32,412)	4,013	(62)	—

Net cash provided by (used in) financing activities	28,404	(30,996)	5,222	(1,771)	859

Effect of exchange rate changes on cash	1,020	52	498	—	1,570

Increase (decrease) in cash and cash equivalents	11,030	2,470	(300)	—	13,200
Cash and cash equivalents, beginning of period	67,618	(4,473)	16,228	—	79,373

Cash and cash equivalents, end of period	$78,648	(2,003)	15,928	—	92,573

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2004

Background

        The following discussion addresses our financial condition as of March 31, 2004 and the results of our operations for the three months ended March 31, 2004, compared to the same period in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K.

        We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology. OES operates online lottery systems in seven states and the Caribbean, and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Games System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

        Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, and video gaming, as well as sales of pari-mutuel systems and equipment.

        Our Venue Management Group is comprised of our Connecticut off-track betting operations, and The Netherlands on-track and off-track betting operations.

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

        Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of OES in November 2003, which was accounted for as a purchase, affects the comparability of operations from period to period (see Note 2 to the Consolidated Financial Statements).

Results of Operations: See Note 3—Business Segments

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Revenue Analysis

        For the quarter ended March 31, 2004, revenues of $185.5 million improved $62.2 million or 51% overall as compared to the prior year quarter, reflecting a $36.4 million or 35% increase in service revenue and a $25.9 million or 144% increase in sales revenue.

        The increase in service revenue in the quarter ended March 31, 2004 is primarily attributable to a $36.3 million or 51% increase in service revenues in the Lottery Group as compared to the prior year quarter, of which $34.5 million is attributable to the addition of OES and the balance of the increase is attributable to improvements in lottery sales, reflecting governments' continuing reliance on lotteries to support government sponsored programs. Pari-mutuel Group and Venue Management Group service revenues were comparable to prior year levels as a result of severe winter weather conditions in the northeast, partially offset by favorable foreign exchange rates.

        The $25.9 million increase in sales revenue in the quarter ended March 31, 2004 is primarily attributable to higher levels of systems and equipment sales in the Lottery Group, coupled with a $3.7 million or 38% improvement in revenues in the Telecommunications Products Group as compared to the prior year, due primarily to the impact of favorable exchange rates, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $77.5 million for the quarter ended March 31, 2004 increased $25.6 million or 49% as compared to the same period in 2003, reflecting a $17.9 million or 39% improvement in service revenues margins, and a $7.6 million or 138% improvement in sales revenues margins. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group as a result of the addition of OES. Gross margins remained at 42% in 2003 and 2004. Increased lottery systems and equipment sales revenue contributed to the $7.8 million increase in gross margin on sales in the lottery group for the quarter as compared to 2003. The $0.8 million or 11% improvement in services gross margin in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts. Venue Management Group gross margins decreased $0.4 million or 9% as a result of lower service revenues as described above. Telecommunications Products Group gross margins improved $0.4 million or 12% from the prior year, as more favorable exchange rates and increased volume were only partially offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $25.9 million for the quarter ended March 31, 2004 were $7.6 million or 41% higher than in the same period in 2003. This increase is primarily due to the addition of OES.

        Depreciation and amortization expense, including amortization of service contract software, of $15.2 million for the quarter ended March 31, 2004 increased $4.1 million or 38% from the same period in 2003, primarily due to the acquisition of OES.

        Interest expense of $7.4 million for the quarter ended March 31, 2004 increased $1.2 million or 19% from 2003, primarily as a result of additional borrowings in connection with the acquisition of OES in November 2003.

Income Tax Expense

        Income tax expense of $9.4 million for the quarter ended March 31, 2004 increased $3.0 million from 2003 as a result of higher earnings. The financial statement income tax provision was 31.5% in 2004 and 36.0% in 2003. The lower effective rate in 2004 reflects the benefits from the realization of foreign tax credits and the implementation of the extra territorial income exclusion regime.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2003 Annual Report on Form 10-K. Critical accounting policies are those that require application of management's most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

        In November 2003, we amended and restated the 2002 Senior Secured Credit Facility (as amended and restated, the "2003 Facility"). The 2003 Facility consists of a $75.0 million revolving credit facility due 2006 and a $462.8 million Term C Loan due 2009. The 2003 Facility contains certain financial covenants that are identical to those contained in the 2002 Senior Secured Credit Facility, and which are described below. At March 31, 2004, approximately 88% of our debt, representing approximately $466.2 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.6 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements as of March 31, 2004 impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2003 Facility (the "Amended Credit Agreement") contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets. Also, the Amended Credit Agreement governing the 2003 Facility contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 3.50, which will be reduced according to the terms of the Amended Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 3.00. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 3.50, which will be increased according to the terms of the Amended Credit Agreement through July 1, 2004, from which date until December 2009 the ratio shall be 3.75. Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.70, which will be increased according to the terms of the Amended Credit Agreement through July 1, 2006, from which date until December 2009 the ratio shall be 1.85. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) certain restricted payments and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced according to the terms of the Amended Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at December 31, 2003 and expect to continue to remain in compliance over the next 12 months, we cannot assure you that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        At March 31, 2004, we had outstanding letters of credit of $38.4 million, but no outstanding borrowings under the 2003 Facility, leaving us with a total availability of $36.6 million as compared to $27.1 million at December 31, 2003. Our ability to borrow under the 2003 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

        Our Series A Preferred Stock requires dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock. The terms of the convertible preferred stock provide us with the flexibility to pay the dividend in cash, subject to compliance with the 2003 Facility. We paid the first quarter 2004 preferred stock dividend in cash.

        Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses-Services in the consolidated statements of income. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2004, we anticipate that capital expenditures and software expenditures will be approximately $60.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2005 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

        At March 31, 2004, our available cash and borrowing capacity totaled $129.1 million compared to $106.5 million at December 31, 2003. Our available cash and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The increase in our available cash and borrowing capacity from the December 31, 2003 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2004 of $37.5 million, partially offset by wagering and other capital expenditures of $19.3 million, acquisition related payouts of $1.7 million and the payment of a $2.0 million preferred stock dividend.

        Of the $37.5 million provided by operations, $4.8 million was used for changes in working capital. The working capital changes occurred principally from decreases in accrued interest and other liabilities and an increase in prepaid assets, partially offset by reductions of inventories and the collections of receivables.

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

        On March 12, 2003, the FASB added to its agenda a project that will seek to improve the accounting disclosures relating to stock-based compensation. Among other issues, the project on stock-based compensation will address whether to require that the cost of employee stock options be treated as an expense. The FASB plans to start deliberating the key issues on this subject at future public meetings and issued an Exposure Draft in March 2004 that could become effective in the first quarter of 2005.

Recent Developments

        At March 31, 2004, we agreed, in connection with GTech Corporation's planned acquisition of the Leeward Island Lottery Holding Company (LILHCO), to terminate our contract with the LILHCO at the end of 2004 for a payment of approximately $6.0 million upon conclusion of the planned transaction. We expect that substantially all of this payment will be recorded as a reduction to the previously recorded goodwill resulting from the 2003 acquisition of OES. We received this payment on May 5, 2004 along with approximately $2.2 million for contract services rendered and to be rendered through December 31, 2004, the expected end of the contract term.

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

        For fiscal 2003 and the first quarter of 2004, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2004, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At March 31, 2004 approximately 12% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments not to be materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Liquidity, Capital Resources and Working Capital.")

Principal Amount by Expected Maturity—Average Interest Rate
March 31, 2004
(dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	77,061
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$5,495	5,721	5,040	4,977	4,762	440,223	466,218	470,975
Average interest rate	5.19%	4.39%	3.92%	3.91%	3.85%	3.85%	3.87%

        We entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which had been designated as cash flow hedges, were all settled during the three months ended March 31, 2004. For the three months ended March 31, 2004, we recorded a credit to other comprehensive income of $1.1 million for the change in the fair value of these foreign exchange instruments prior to settlement.

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

Controls and Procedures

        As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls the Company has put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and, individuals may execute transactions without the proper authority or disclosure.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended March 31, 2004

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.    Change in Securities and Use of Proceeds and Issuer Purchases of Equity Disclosure

        Purchases of Equity Securities by the Issuer

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2004—Jan. 31, 2004	36,741	$16.29	—	N/A

(1)
Represents shares surrendered to the Company to pay the exercise price of employee stock options.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Stockholders

        None.

Item 5.    Other Information

        None

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

  (b)
  Reports on Form 8-K

    As previously reported on a Form 8-K filed November 13, 2003, Scientific Games Corporation (the "Company") acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology on November 6, 2003. Upon consummation of the acquisition, the Company changed the name of OES to Scientific Games Online Entertainment Systems, Inc. A current report on Form 8-K/A was filed on February 2, 2004, in which the Company presented the financial statements of OES as of and for the year ended September 27, 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended March 31, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD Name: DeWayne E. Laird Title: Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: May 10, 2004

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended March 31, 2004

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

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION THREE MONTHS ENDED MARCH 31, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Three Months Ended March 31, 2003 and 2004 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended March 31, 2003 and 2004 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Three Months Ended March 31, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Three Months Ended March 31, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Three Months Ended March 31, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Three Months Ended March 31, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Controls and Procedures
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2004
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Change in Securities and Use of Proceeds and Issuer Purchases of Equity Disclosure
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2004
SIGNATURES
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three Months Ended March 31, 2004
INDEX TO EXHIBITS