Form 10-Q
period 2004-06-30
SCIENTIFIC GAMES CORP
filed 2004-08-09
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

{Mark One}

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR

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

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2004:

                Class A Common Stock: 87,153,183

                Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION
THREE MONTHS ENDED JUNE 30, 2004

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79,373	100,806
Accounts receivable, net of allowance for doubtful accounts of $4,589 and $4,154 at December 31, 2003 and June 30, 2004, respectively	99,639	87,141
Inventories	26,896	30,905
Prepaid expenses, deposits and other current assets	31,457	31,059

Total current assets	237,365	249,911

Property and equipment, at cost	473,610	487,162
Less accumulated depreciation	244,880	252,710

Net property and equipment	228,730	234,452

Goodwill, net	308,355	303,772
Operating right, net	14,020	14,020
Other intangible assets, net	77,428	75,388
Other assets and investments	97,091	94,860

Total assets	$962,989	972,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$6,327	7,602
Accounts payable	34,603	32,552
Accrued liabilities	117,493	85,153

Total current liabilities	158,423	125,307

Deferred income taxes	4,595	3,465
Other long-term liabilities	36,983	40,705
Long-term debt, excluding current installments	525,836	523,290

Total liabilities	725,837	692,767

Commitments and contingencies	—	—
Stockholders' equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,325 shares outstanding at December 31, 2003 and June 30, 2004	1,325	1,325
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 shares outstanding at December 31, 2003 and June 30, 2004	1	1
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 61,504 and 63,305 shares outstanding at December 31, 2003 and June 30, 2004, respectively	615	633
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,957	412,376
Accumulated losses	(169,649)	(133,684)
Treasury stock, at cost	(6,743)	(9,262)
Accumulated other comprehensive income	5,646	8,247

Total stockholders' equity	237,152	279,636

Total liabilities and stockholders' equity	$962,989	972,403

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2003 and 2004
(Unaudited, in thousands, except per share amounts)

	2003	2004
Operating revenues:
Services	$110,130	147,570
Sales	18,719	30,542

	128,849	178,112

Operating expenses (exclusive of depreciation and amortization shown below):
Services	59,886	77,644
Sales	12,531	20,755
Amortization of service contract software	1,344	1,597

	73,761	99,996

Total gross profit	55,088	78,116
Selling, general and administrative expenses	19,369	28,427
Depreciation and amortization	9,847	13,806

Operating income	25,872	35,883

Other deductions (income):
Interest expense	6,172	7,807
Other (income) expense	72	(384)

	6,244	7,423

Income before income tax expense	19,628	28,460
Income tax expense	7,058	8,952

Net income	12,570	19,508
Convertible preferred stock dividend	1,895	1,982

Net income available to common stockholders	$10,675	17,526

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.18	0.28

Diluted net income available to common stockholders	$0.14	0.21

Weighted average number of shares used in per share calculations:
Basic shares	59,868	63,153

Diluted shares	89,228	90,757

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2003 and 2004
(Unaudited, in thousands, except per share amounts)

	2003	2004
Operating revenues:
Services	$215,397	289,203
Sales	36,670	74,374

	252,067	363,577

Operating expenses (exclusive of depreciation and amortization shown below):
Services	117,514	153,529
Sales	24,938	51,411
Amortization of service contract software	2,611	3,031

	145,063	207,971

Total gross profit	107,004	155,606
Selling, general and administrative expenses	37,711	54,347
Depreciation and amortization	19,628	27,566

Operating income	49,665	73,693

Other deductions (income):
Interest expense	12,404	15,197
Other (income) expense	(32)	224

	12,372	15,421

Income before income tax expense	37,293	58,272
Income tax expense	13,402	18,343

Net income	23,891	39,929
Convertible preferred stock dividend	3,742	3,964

Net income available to common stockholders	$20,149	35,965

Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.34	0.58

Diluted net income available to common stockholders	$0.27	0.44

Weighted average number of shares used in per share calculations:
Basic shares	59,660	62,548

Diluted shares	88,386	90,384

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2004
(Unaudited, in thousands)

	2003	2004
Cash flows from operating activities:
Net income	$23,891	39,929

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,239	30,597
Change in deferred income taxes	10,095	5,205
Changes in operating assets and liabilities, net of effects of business acquisitions	(8,596)	(21,337)
Other	1,274	1,052

Total adjustments	25,012	15,517

Net cash provided by operating activities	48,903	55,446

Cash flows from investing activities:
Capital expenditures	(5,543)	(10,573)
Wagering systems expenditures	(4,756)	(21,139)
Business acquisition, net of cash acquired	(20,760)	(1,709)
Increase in other assets and liabilities, net	(9,481)	(836)

Net cash used in investing activities	(40,540)	(34,257)

Cash flows from financing activities:
Net payments on long-term debt	(3,761)	(1,231)
Proceeds from the issuance of common stock	1,157	3,828
Preferred stock cash dividends	—	(3,964)

Net cash used in financing activities	(2,604)	(1,367)

Effect of exchange rate changes on cash and cash equivalents	434	1,611

Increase in cash and cash equivalents	6,193	21,433
Cash and cash equivalents, beginning of period	34,929	79,373

Cash and cash equivalents, end of period	$41,122	100,806

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,796	15,153

Income taxes, net of refunds	$2,283	17,831

Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$3,742	—

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

(1)   Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2003 and 2004, and the consolidated condensed statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2004 and the results of its operations for the three and six months ended June 30, 2003 and 2004 and its cash flows for the six months ended June 30, 2003 and 2004 have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

        Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Income (numerator)
Net income available to common stockholders (basic)	$10,675	17,526	20,149	35,965
Add back preferred stock dividend	1,895	1,982	3,742	3,964

Income before preferred dividend available to common stockholders (diluted)	$12,570	19,508	23,891	39,929

Shares (denominator)
Basic weighted average common shares outstanding	59,868	63,153	59,660	62,548
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	29,360	27,604	28,726	27,836

Diluted weighted average common shares outstanding	89,228	90,757	88,386	90,384

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.18	0.28	0.34	0.58

Diluted net income per share available to common stockholders	$0.14	0.21	0.27	0.44

        At June 30, 2003 and 2004, the Company had outstanding stock options, warrants, Performance Accelerated Restricted Stock Units and Series A Convertible Preferred Stock, which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended December 31, 2003 in the Company's 2003 Annual Report on Form 10-K.) In August 2004, the holders of all of the outstanding preferred shares of the Company were issued an aggregate of 23,832 shares of Class A common stock in connection with their conversion of the 1,325 shares of Series A Convertible Preferred Stock they then held. The 23,832 newly issued shares of Class A common stock represent approximately 27% of the shares of the Company's common stock outstanding after the conversion and are already reflected in the Company's reported diluted net income per share and similar information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income available to common stockholders as reported	$10,675	17,526	20,149	35,965
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	47	—	94
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(999)	(1,314)	(1,882)	(2,508)

Pro forma net income available to common stockholders	$9,676	16,259	18,267	33,551

Net income available to common stockholders per basic share:
As reported	$0.18	0.28	0.34	0.58

Pro forma	$0.16	0.26	0.31	0.55

Net income available to common stockholders per diluted share:
As reported	$0.14	0.21	0.27	0.43

Pro forma	$0.13	0.20	0.26	0.42

(2)   Acquisitions

        On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. from International Game Technology (NYSE: IGT) for $143,000 in cash plus expenses and a $10,244 working capital adjustment payment. Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc ("OES"). The results of OES have been included in the Company's results of operations from the date of acquisition. OES had annual revenues of approximately $148,818 during its most recent fiscal year ended September 27, 2003 which were reported in the Company's Form 8-K filed on February 4, 2004.

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

        The following table presents unaudited pro forma results of operations for the three and six months ended June 30, 2003 as if the acquisition of OES had occurred at the beginning of the periods presented, rather than on the acquisition date of November 6, 2003. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been consummated on January 1, 2003, or the results that may occur in the future.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(unaudited)	(unaudited)
Operating revenues	$164,598	326,377
Operating income	30,900	61,328
Income before income tax expense	23,197	45,063
Net income	14,770	28,670
Convertible preferred stock dividend	1,895	3,742

Net income available to common stockholders	$12,875	24,928

Basic net income per share available to common stockholders	$0.22	0.42

Diluted net income per share available to common stockholders	$0.17	0.32

(3)   Business Segments

        The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and six months ended June 30, 2003 and 2004, and assets at June 30, 2003 and 2004, by business segment. Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended June 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$72,530	20,775	16,825	—	110,130
Sales revenues	5,511	776	—	12,432	18,719

Total revenues	78,041	21,551	16,825	12,432	128,849

Cost of service	36,970	11,250	11,666	—	59,886
Cost of sales	3,833	469	—	8,229	12,531
Amortization of service contract software	749	595	—	—	1,344

Total operating expenses	41,552	12,314	11,666	8,229	73,761

Gross profit	36,489	9,237	5,159	4,203	55,088
Selling, general and administrative expenses	9,071	3,140	847	1,177	14,235
Depreciation and amortization	5,733	2,793	514	631	9,671

Segment operating income	$21,685	3,304	3,798	2,395	31,182

Unallocated corporate expense					5,310

Consolidated operating income					$25,872

Capital and wagering systems expenditures	$4,046	1,879	311	688	6,924

	Three Months Ended June 30, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$109,740	21,307	16,523	—	147,570
Sales revenues	15,797	1,778	—	12,967	30,542

Total revenues	125,537	23,085	16,523	12,967	178,112

Cost of service	54,745	10,871	12,028	—	77,644
Cost of sales	9,798	1,024	—	9,933	20,755
Amortization of service contract software	853	744	—	—	1,597

Total operating expenses	65,396	12,639	12,028	9,933	99,996

Gross profit	60,141	10,446	4,495	3,034	78,116
Selling, general and administrative expenses	16,165	1,969	1,194	1,435	20,763
Depreciation and amortization	9,893	2,489	507	705	13,594

Segment operating income	$34,083	5,988	2,794	894	43,759

Unallocated corporate expense					7,876

Consolidated operating income					$35,883

Capital and wagering systems expenditures	$9,976	1,974	326	148	12,424

	Six Months Ended June 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$143,494	39,705	32,198	—	215,397
Sales revenues	11,558	2,816	—	22,296	36,670

Total revenues	155,052	42,521	32,198	22,296	252,067

Cost of service	73,301	21,998	22,215	—	117,514
Cost of sales	8,318	1,722	—	14,898	24,938
Amortization of service contract software	1,410	1,201	—	—	2,611

Total operating expenses	83,029	24,921	22,215	14,898	145,063

Gross profit	72,023	17,600	9,983	7,398	107,004
Selling, general and administrative expenses	18,304	5,372	1,749	2,391	27,816
Depreciation and amortization	11,406	5,562	1,017	1,278	19,263

Segment operating income	$42,313	6,666	7,217	3,729	59,925

Unallocated corporate expense					10,260

Consolidated operating income					$49,665

Assets at June 30, 2003	$337,449	282,417	35,663	40,279	695,808

Capital and wagering systems expenditures	$5,768	2,935	610	986	10,299

	Six Months Ended June 30, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$217,034	40,350	31,819	—	289,203
Sales revenues	45,362	2,467	—	26,545	74,374

Total revenues	262,396	42,817	31,819	26,545	363,577

Cost of service	109,755	20,865	22,909	—	153,529
Cost of sales	30,045	1,433	—	19,933	51,411
Amortization of service contract software	1,646	1,385	—	—	3,031

Total operating expenses	141,446	23,683	22,909	19,933	207,971

Gross profit	120,950	19,134	8,910	6,612	155,606
Selling, general and administrative expenses	32,727	3,808	2,198	2,917	41,650
Depreciation and amortization	19,400	5,309	997	1,438	27,144

Segment operating income	$68,823	10,017	5,715	2,257	86,812

Unallocated corporate expense					13,119

Consolidated operating income					$73,693

Assets at June 30, 2004	$567,715	324,967	34,403	45,318	972,403

Capital and wagering systems expenditures	$24,437	6,307	662	306	31,712

        The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Reportable consolidated operating income	$25,872	35,883	49,665	73,693
Interest expense	6,172	7,807	12,404	15,197
Other (income) expense	72	(384)	(32)	224

Income before income tax expense	$19,628	28,460	37,293	58,272

(4)    Income Tax Expense

        The effective income tax rate for the three and six months ended June 30, 2004 of 31.5% differed from the federal statutory rate of 35% due primarily to benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime. The effective income tax rate for the three and six months ended June 30, 2003 was approximately 36%, which differed from the federal statutory rate of 35% due primarily to foreign and state income taxes.

(5)    Comprehensive Income

        The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income	$12,570	19,508	23,891	39,929
Other comprehensive income (loss):
Foreign currency translation	2,381	(617)	2,308	767
Unrealized gain on investments	7	715	876	727
Unrealized gain (loss) on Canadian dollar hedges	(2,325)	—	(3,806)	1,107

Other comprehensive income (loss)	63	98	(622)	2,601

Comprehensive income	$12,633	19,606	23,269	42,530

(6)    Inventories

        Inventories consist of the following:

	December 31, 2003	June 30, 2004
Parts and work-in-process	$17,990	19,614
Finished goods	8,906	11,291

	$26,896	30,905

        Parts and work-in-process include costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)    Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31, 2003	June 30, 2004
Compensation and benefits	$30,364	24,837
Accrued acquisition costs	11,037	8,596
Accrued contract costs	19,985	8,807
Deferred revenue	7,720	6,629
Other	48,387	36,284

	$117,493	85,153

(8)    Debt

        At June 30, 2004, the Company had approximately $19,532 available for borrowing under the Company's revolving credit facility, which was entered into on November 6, 2003 as part of the Company's senior secured credit facility (as amended and restated, the "2003 Facility"). There were no borrowings outstanding under the revolving credit facility, but approximately $55,468 in letters of credit were issued and outstanding at June 30, 2004. At December 31, 2003, the Company's available borrowing capacity under the revolving credit facility was $27,146. At June 30, 2004, there were $460,511 in outstanding Term C Loans under the 2003 Facility.

        The Company entered into two amendments to the 2003 Facility in the second quarter of 2004. The first amendment gave the Company the ability to incur up to $300,000 of new convertible indebtedness, provided that such indebtedness was subordinated to the 2003 Facility and that the proceeds of such convertible subordinated indebtedness were used to reduce outstanding Term C Loans. The primary purpose of the second amendment (the "Second Amendment") was to support the Company's reorganization of its international operations. The Second Amendment permits the transfer of ownership or disposition of certain assets and subsidiaries of the Company to other subsidiaries of the Company which would otherwise have been limited by the credit agreement governing the 2003 Facility (as amended and restated, the "Amended Credit Agreement"). The Second Amendment made certain other changes to the 2003 Facility, including a reduction to the interest rate charged on Term C Loans by converting the $460,511 outstanding principal balance of Term C Loans into new term loans (the "Term D Loans") effective July 2, 2004. The Term D Loans contain the same terms and conditions as the Term C Loans except for a 0.25% reduction in the Applicable Margins (as defined in the Amended Credit Agreement) and a pricing grid that provides for a further 0.25% rate reduction should the Consolidated Senior Debt Ratio (as defined in the Amended Credit Agreement) be less than 1.75.

        At June 30, 2004, $65,584 of the Company's 12 1/2% senior subordinated notes (the "Notes") was outstanding.

(9)    Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        The following disclosure presents certain information regarding the Company's acquired intangible assets as of December 31, 2003 and June 30, 2004. Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2003
Amortizable intangible assets:
Patents	15	$3,139	291	2,848
Customer lists	14	15,375	5,984	9,391
Customer service contracts	15	3,781	1,280	2,501
Licenses	1-15	3,928	1,136	2,792
Lottery contracts	1-7.5	31,000	1,186	29,814

		57,223	9,877	47,346

Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$111,762	20,314	91,448

Balance at June 30, 2004
Amortizable intangible assets:
Patents	15	$3,794	394	3,400
Customer lists	14	15,375	6,933	8,442
Customer service contracts	15	3,719	1,403	2,316
Licenses	1-15	6,101	2,113	3,988
Lottery contracts	1-7.5	31,802	4,642	27,160

		60,791	15,485	45,306

Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$115,330	25,922	89,408

        The aggregate intangible amortization expense for the six month periods ended June 30, 2003 and 2004 was approximately $1,091 and $5,608, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as business segment, for the period from January 1, 2004 to June 30, 2004. In 2004, the Company recorded (a) a $1,190 increase in goodwill in connection with an earnout payment pursuant to the SERCHI purchase agreement and (b) a $5,773 decrease in the OES goodwill which is primarily attributable to a contract termination payment received by the Company from a third party.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2003	$307,868	487	—	—	308,355
Adjustments:
SERCHI earnout payment	1,190	—	—	—	1,190
Adjustments to OES goodwill	(5,773)	—	—	—	(5,773)

Balance at June 30, 2004	$303,285	487	—	—	303,772

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

        In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. The Company expects to make payments to the multi-employer plan of approximately $250 during the year ending December 31, 2004.

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

        The following table sets forth the combined amount of net periodic benefit cost recognized for the six month periods ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Components of net periodic pension benefit cost:
Service cost	$569	1,026	1,138	1,701
Interest cost	512	641	1,024	1,282
Expected return on plan assets	(371)	(448)	(741)	(896)
Actuarial loss	185	295	369	590
Net amortization and deferral	14	13	27	27
Amortization of prior service costs	133	192	266	384

Net periodic cost	$1,042	1,719	2,083	3,088

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

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2003 and June 30, 2004 and for the three and six months ended June 30, 2003 and 2004. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Notes and the 2003 Facility was in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$78,191	441	22,174	—	100,806
Accounts receivable, net	—	63,017	24,163	(39)	87,141
Inventories	—	21,962	9,551	(608)	30,905
Other current assets	4,246	16,061	10,722	30	31,059
Property and equipment, net	2,910	176,325	55,848	(631)	234,452
Investment in subsidiaries	549,195	186,022	—	(735,217)	—
Goodwill	183	298,344	5,245	—	303,772
Intangible assets	—	85,853	3,555	—	89,408
Other assets	40,837	54,210	8,074	(8,261)	94,860

Total assets	$675,562	902,235	139,332	(744,726)	972,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$4,940	—	2,662	—	7,602
Current liabilities	3,140	85,223	28,268	1,074	117,705
Long-term debt, excluding current installments	523,220	—	70	—	523,290
Other non-current liabilities	(1,562)	32,239	13,391	102	44,170
Intercompany balances	(149,968)	133,643	18,243	(1,918)	—
Stockholders' equity	295,792	651,130	76,698	(743,984)	279,636

Total liabilities and stockholders' equity	$675,562	902,235	139,332	(744,726)	972,403

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	144,597	41,330	(7,815)	178,112
Operating expenses	—	79,144	27,087	(7,832)	98,399
Amortization of service contract software	—	1,497	100	—	1,597

Gross profit	—	63,956	14,143	17	78,116
Selling, general and administrative expenses	7,664	16,164	4,602	(3)	28,427
Depreciation and amortization	212	11,080	2,514	—	13,806

Operating income (loss)	(7,876)	36,712	7,027	20	35,883
Interest expense	7,420	296	1,243	(1,152)	7,807
Other (income) expense	(277)	(1,588)	327	1,154	(384)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,019)	38,004	5,457	18	28,460
Equity in income of subsidiaries	40,324	—	—	(40,324)	—
Income tax expense	5,797	1,126	2,029	—	8,952

Net income	$19,508	36,878	3,428	(40,306)	19,508

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	298,499	75,170	(10,092)	363,577
Operating expenses	—	164,410	50,656	(10,126)	204,940
Amortization of service contract software	—	2,832	199	—	3,031

Gross profit	—	131,257	24,315	34	155,606
Selling, general and administrative expenses	12,697	33,009	8,647	(6)	54,347
Depreciation and amortization	422	22,179	4,965	—	27,566

Operating income (loss)	(13,119)	76,069	10,703	40	73,693
Interest expense	14,574	515	2,382	(2,274)	15,197
Other (income) expense	(552)	(2,947)	1,447	2,276	224

Income (loss) before equity in income of subsidiaries, and income taxes	(27,141)	78,501	6,874	38	58,272
Equity in income of subsidiaries	79,825	—	—	(79,825)	—
Income tax expense	12,755	3,049	2,539	—	18,343

Net income	$39,929	75,452	4,335	(79,787)	39,929

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$39,929	75,452	4,335	(79,787)	39,929
Depreciation and amortization	422	25,011	5,164	—	30,597
Equity in income of subsidiaries	(79,825)	—	—	79,825	—
Changes in operating assets and liabilities	(8,980)	(10,495)	(2,070)	208	(21,337)
Deferred Income taxes	6,221	(791)	(225)	—	5,205
Other non-cash adjustments	1,135	(106)	23	—	1,052

Net cash provided by (used in) operating activities	(41,098)	89,071	7,227	246	55,446

Cash flows from investing activities:
Capital and wagering systems expenditures	(53)	(26,152)	(5,507)	—	(31,712)
Business acquisition, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(29)	(1,002)	(1,476)	1,671	(836)

Net cash used in investing activities	(82)	(28,863)	(6,983)	1,671	(34,257)

Cash flows from financing activities:
Payments on long-term debt	(2,519)	(654)	1,942	—	(1,231)
Proceeds from stock issue	3,828	1,709	—	(1,709)	3,828
Preferred stock cash dividends	(3,964)	—	—	—	(3,964)
Other, principally intercompany balances	53,485	(56,327)	3,050	(208)	—

Net cash provided by (used in) financing activities	50,830	(55,272)	4,992	(1,917)	(1,367)

Effect of exchange rate changes on cash	923	(22)	710	—	1,611

Increase (decrease) in cash and cash equivalents	10,573	4,914	5,946	—	21,433
Cash and cash equivalents, beginning of period	67,618	(4,473)	16,228	—	79,373

Cash and cash equivalents, end of period	$78,191	441	22,174	—	100,806

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS FOR
THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

        The following discussion addresses our financial condition as of June 30, 2004 and the results of our operations for the three months and six months ended June 30, 2004, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K.

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

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. from International Game Technology and changed its name to Scientific Games Online Entertainment Systems, Inc. ("OES"). OES operates online lottery systems in seven states and the Caribbean, and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included the Advanced Games System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games.

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

Results of Operations: See Note 3—Business Segments

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Revenue Analysis

        For the quarter ended June 30, 2004, revenues of $178.1 million improved $49.3 million or 38% as compared to the prior year quarter, reflecting a $37.4 million or 34% increase in service revenue and a $11.8 million or 63% increase in sales revenue.

        The increase in service revenue in the quarter ended June 30, 2004 is primarily attributable to a $37.2 million or 51% increase in service revenues in the Lottery Group, of which $35.1 million is attributable to the addition of OES and the balance of the increase is attributable to improvements in lottery retail sales, reflecting governments' continuing emphasis on lotteries to support government sponsored programs. Pari-mutuel Group service revenues increased $0.5 million reflecting expanded business in Ireland and favorable foreign exchange rates. Venue Management Group service revenues decreased $0.3 million due to less wagering as a result of a smoking ban instituted in Connecticut in the quarter and lower Handle (dollars wagered) in the Netherlands, which was partially offset by favorable foreign exchange rates.

        The $11.8 million increase in sales revenue in the quarter ended June 30, 2004 is primarily attributable to a $10.3 million increase in systems and equipment sales in the Lottery Group, coupled with a $1.0 million increase in systems and equipment sales in the Pari-mutuel Group and a $0.5 million improvement in revenues in the Telecommunications Products Group, due primarily to the impact of favorable exchange rates, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $78.1 million for the quarter ended June 30, 2004 increased $23.0 million or 42% as compared to the corresponding period in 2003, reflecting a $19.4 million or 40% improvement in service revenue margins, and a $3.6 million or 58% improvement in sales revenue margins. Gross margins increased to 44% in 2004 from 43% in 2003. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group as a result of the addition of OES. Increased lottery systems and equipment sales revenue contributed $4.3 million to the increase in gross margin on sales in the Lottery Group for the quarter as compared to 2003. The $0.9 million or 10% improvement in services gross margin in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts. Venue Management Group gross margins decreased $0.7 million or 13% as a result of lower service revenues as described above, coupled with slightly higher operating costs in the quarter. Telecommunications Products Group gross margins decreased $1.2 million or 28% from the prior year, as more favorable exchange rates and increased volume were offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $28.4 million for the quarter ended June 30, 2004 were $9.1 million or 47% higher than in 2003. This increase is primarily due to the addition of OES.

        Depreciation and amortization expense, including amortization of service contract software, of $15.4 million for the quarter ended June 30, 2004 increased $4.2 million or 38% from the corresponding period in 2003, primarily due to the acquisition of OES.

        Interest expense of $7.8 million for the quarter ended June 30, 2004 increased $1.6 million or 26% from 2003, primarily as a result of additional borrowings in connection with the acquisition of OES.

Income Tax Expense

        Income tax expense of $9.0 million for the quarter ended June 30, 2004 increased $1.9 million or 27% from 2003 as a result of higher earnings. The financial statement income tax provision was 31.5% in 2004 and 36.0% in 2003. The lower effective rate in 2004 primarily reflects the benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Revenue Analysis

        For the six months ended June 30, 2004, revenues of $363.6 million improved $111.5 million or 44% overall as compared to the prior year period, reflecting a $73.8 million or 34% increase in service revenue and a $37.7 million or 103% increase in sales revenue.

        The increase in service revenue in the six months ended June 30, 2004 is primarily attributable to a $73.5 million or 51% increase in service revenues in the Lottery Group, of which $69.5 million is attributable to the addition of OES and the balance of the increase is attributable to improvements in lottery retail sales, reflecting governments' continuing emphasis on lotteries to support government sponsored programs. Pari-mutuel Group service revenues increased $0.6 million reflecting expanded business in Ireland and favorable foreign exchange rates; partially offset by the negative impact of severe winter weather conditions in the northeastern U.S. in the first quarter of 2004. Venue Management Group service revenues decreased $0.4 million as a result of the severe northeast weather in the first quarter of 2004, coupled with a smoking ban instituted in Connecticut in the second quarter of 2004 and lower Handle in the Netherlands, which decline was partially offset by favorable foreign exchange rates.

        The $37.7 million increase in sales revenue in the six months ended June 30, 2004 is primarily attributable to a $33.8 million improvement in systems and equipment sales in the Lottery Group, coupled with a $4.2 million improvement in revenues in the Telecommunications Products Group, due primarily to the impact of favorable exchange rates and increased volumes, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $155.6 million for the six months ended June 30, 2004 increased $48.6 million or 45%, reflecting a $37.4 million or 39% improvement in service revenue margins, and a $11.2 million or 96% improvement in sales revenue margins. Gross margins increased from 42% in 2003 to 43% in 2004. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group as a result of the addition of OES. Increased lottery systems and equipment sales revenue contributed $12.1 million to the increase in gross margin on sales in the Lottery Group for 2004 as compared to 2003. The $1.8 million or 48% improvement in services gross margin in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts. Venue Management Group gross margins decreased $1.1 million or 11% as a result of lower service revenues, as described above, coupled with slightly higher operating costs in the six months. Telecommunications Products Group gross margins decreased $0.8 million or 11% from the prior year, as more favorable exchange rates and increased volume were offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $54.3 million for the six months ended June 30, 2004 were $16.6 million or 44% higher than in 2003. This increase is primarily due to the addition of OES.

        Depreciation and amortization expense, including amortization of service contract software, of $30.6 million for the six months ended June 30, 2004 increased $8.4 million or 38% from 2003, primarily due to the acquisition of OES.

        Interest expense of $15.2 million for the six months ended June 30, 2004 increased $2.8 million or 23% from 2003, primarily as a result of additional borrowings in connection with the acquisition of OES.

Income Tax Expense

        Income tax expense of $18.3 million for the six months ended June 30, 2004 increased $4.9 million or 37% from 2003 as a result of higher earnings. The financial statement income tax provision was 31.5% in 2004 and 36.0% in 2003. The lower effective rate in 2004 primarily reflects the benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.

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

Liquidity, Capital Resources and Working Capital

        Our senior credit facility, the 2003 Facility, consists of a $75.0 million revolving credit facility due 2006 and a $460.5 million Term D Loan due 2009. The 2003 Facility contains certain financial covenants which are described below. At June 30, 2004, approximately 88% of our debt, representing approximately $465.3 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our variable rate debt will result in a change of approximately $0.6 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements as of June 30, 2004 impose certain limitations on our and our subsidiaries' operations.

        The Amended Credit Agreement governing the 2003 Facility contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets. Also, the Amended Credit Agreement governing the 2003 Facility contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

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

  •
  A maximum Consolidated Senior Debt Ratio of 3.00, which will be reduced according to the terms of the Amended Credit Agreement through July 1, 2005, from which date until December 2009 the ratio shall be 2.50. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, less the amount of the Notes, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at June 30, 2004 and expect to continue to remain in compliance over the next 12 months, we cannot assure you that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        At June 30, 2004, we had outstanding letters of credit of $55.5 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $19.5 million as compared to $27.1 million at December 31, 2003. Our ability to borrow under the 2003 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

        In August 2004, the holders of all of our outstanding Series A Convertible Preferred Stock were issued an aggregate of 23,832,390 shares of our Class A common stock in connection with their conversion of the 1,325,081 shares of Series A Convertible Preferred Stock they then held. The 23,832,390 newly issued shares of Class A common stock represent approximately 27% of the shares of our common stock outstanding after the conversion and are already reflected in our reported diluted net income per share and similar information. Prior to conversion, our Series A Convertible Preferred Stock paid dividends at the rate of 6% per annum. In 2004, we satisfied the dividend requirements with cash. Prior to 2004, we satisfied the dividend requirements by issuing additional shares of Series A Convertible Preferred Stock.

        Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses- Services in the consolidated statements of income. Historically, the revenues we derived from our pari-mutuel wagering and lottery systems service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2004, we anticipate that capital expenditures and software expenditures will be approximately $65.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2005 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

        At June 30, 2004, our available cash and borrowing capacity totaled $120.3 million compared to $106.5 million at December 31, 2003. Our available cash and borrowing capacity fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The increase in our available cash and borrowing capacity from the December 31, 2003 level principally reflects the net cash provided by operating activities for the six months ended June 30, 2004 of $55.4 million, partially offset by wagering and other capital expenditures of $31.7 million and acquisition related payouts of $1.7 million.

        Of the $55.4 million provided by operations, $21.3 million was used for changes in working capital. The working capital changes occurred principally from income tax payments and decreases in accounts payable and other liabilities and from an increase in inventory, partially offset principally by collections of receivables.

        We believe that our cash flow from operations, available cash and available borrowing capacity under the 2003 Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Impact of Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board (the "FASB") issued Statement No. 132 (revised 2003) Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 ("SFAS 132 Amended"). SFAS 132 Amended revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits ("SFAS 87"), and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 132 Amended retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132 Amended are adopted. Except as noted below, SFAS 132 Amended is effective for us in our year 2003 financial statements. Disclosure of information about foreign plans required by paragraphs 5(d), 5(e), 5(g), and 5(k) of SFAS 132 Amended and disclosure of estimated future benefit payments required by paragraph 5(f) of SFAS 132 Amended are effective for fiscal year 2004.

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

Recent Developments

        In August 2004, the holders of all of our outstanding Series A Convertible Preferred Stock were issued an aggregate of 23,832,390 shares of our Class A common stock in connection with their conversion of the 1,325,081 shares of Series A Convertible Preferred Stock they then held. The 23,832,390 newly issued shares of Class A common stock represent approximately 27% of the shares of our common stock outstanding after the conversion and are already reflected in our reported diluted net income per share and similar information.

        On July 6, 2004, the Massachusetts Lottery awarded us the contract to be its primary supplier of instant tickets and related marketing services. Our current contract with the Massachusetts Lottery is due to expire in August, 2004. The new contract is for an initial term of two years with three one-year options to renew. We anticipate that the contract will generate approximately $20-25 million of revenue over its initial two-year term.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production, prepaid phone card production or terminal manufacturing were significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.

        For 2003 and the first six months of 2004, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2004, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2004, approximately 12% of our debt was in fixed-rate instruments. We consider the fair value of all financial instruments not to be materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Liquidity, Capital Resources and Working Capital.")

Principal Amount by Expected Maturity—Average Interest Rate
June 30, 2004
(dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	74,792
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$5,070	5,187	5,092	4,960	4,748	440,251	465,308	469,014
Average interest rate	6.09%	4.26%	4.20%	4.14%	4.09%	4.09%	4.12%

        We entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which had been designated as cash flow hedges, were all settled during the three months ended March 31, 2004 and we recorded a credit to other comprehensive income of $1.1 million for the change in the fair value of these foreign exchange instruments prior to settlement.

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, France, Austria and Chile. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

Item 4. Controls and Procedures

        As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls we have put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and individuals may execute transactions without the proper authority or disclosure.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Six Months Ended June 30, 2003

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Disclosure

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
April, 2004	90,000	$21.34	—	N/A
May, 2004	—	—	—	N/A
June, 2004	—	—	—	N/A

(1)
The Company permits employees to satisfy the exercise price and/or withholding taxes associated with employee stock options by surrendering shares that have been held for at least six months. During the second quarter of 2004, a total of 90,000 shares with a market value of $21.34 per share were surrendered to the Company in connection with an employee stock option exercise.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Stockholders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1
First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto.
10.2
Second Amendment and Consent, dated as of June 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, supplemented and as amended by that certain First Amendment, dated as of April 30, 2004, among the Company, the several banks and other financial institutions or entities from time to time parties thereto.
10.3	Employment Agreement, dated as of November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

        None.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three and Six Months Ended June 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (REGISTRANT)
By:	/s/ DEWAYNE E. LAIRD
Name:	DeWayne E. Laird
Title:	Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: August 9, 2004

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three and Six Months Ended June 30, 2004

INDEX TO EXHIBITS

(a) Exhibit Number	Description
10.1
First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto.
10.2
Second Amendment and Consent, dated as of June 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, supplemented and as amended by that certain First Amendment, dated as of April 30, 2004, among the Company, the several banks and other financial institutions or entities from time to time parties thereto.
10.3	Employment Agreement dated as of November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND OTHER INFORMATION THREE MONTHS ENDED JUNE 30, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Six Months Ended June 30, 2003 and 2004 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2003 and 2004 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET June 30, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Three Months Ended June 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Three Months Ended June 30, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Six Months Ended June 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF INCOME Six Months Ended June 30, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Six Months Ended June 30, 2003 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS Six Months Ended June 30, 2004 (unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Six Months Ended June 30, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Three and Six Months Ended June 30, 2004 SIGNATURES