Form 10-Q
period 2004-09-30
SCIENTIFIC GAMES CORP
filed 2004-11-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2004:

Class A Common Stock: 88,084,307 Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2004

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2003	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79,373	96,629
Accounts receivable, net of allowance for doubtful accounts of $4,589 and $3,767 at December 31, 2003 and September 30, 2004, respectively	99,639	100,534
Inventories	26,896	32,391
Prepaid expenses, deposits and other current assets	31,457	31,135
Total current assets	237,365	260,689
Property and equipment, at cost	473,610	509,128
Less accumulated depreciation	244,880	264,896
Net property and equipment	228,730	244,232
Goodwill, net	308,355	303,786
Operating right, net	14,020	14,020
Other intangible assets, net	77,428	72,773
Other assets and investments	97,091	103,591
Total assets	$962,989	999,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,327	7,010
Accounts payable	34,603	29,125
Accrued liabilities	117,493	93,325
Total current liabilities	158,423	129,460
Deferred income taxes	4,595	3,993
Other long-term liabilities	36,983	38,698
Long-term debt, excluding current installments	525,836	523,621
Total liabilities	725,837	695,772
Commitments and contingencies	—	—
Stockholders’ equity:
Series A convertible preferred stock, par value $1.00 per share, 1,600 shares authorized, 1,325 shares outstanding at December 31, 2003 and none outstanding at September 30, 2004	1,325	—
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 shares outstanding at December 31, 2003 and none outstanding at September 30, 2004	1	—
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 61,504 and 87,709 shares outstanding at December 31, 2003 and September 30, 2004, respectively	615	877
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,957	415,901
Accumulated losses	(169,649)	(112,980)
Treasury stock, at cost	(6,743)	(9,262)
Accumulated other comprehensive income	5,646	8,783
Total stockholders’ equity	237,152	303,319
Total liabilities and stockholders’ equity	$962,989	999,091

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2003 and 2004

 (Unaudited, in thousands, except per share amounts)

	2003	2004
Operating revenues:
Services	$110,350	152,636
Sales	21,713	26,673
	132,063	179,309
Operating expenses (exclusive of depreciation and amortization shown below):
Services	60,174	84,039
Sales	15,229	18,450
Amortization of service contract software	1,325	553
	76,728	103,042
Total gross profit	55,335	76,267
Selling, general and administrative expenses	18,741	23,273
Depreciation and amortization	9,866	14,528
Operating income	26,728	38,466
Other deductions (income):
Interest expense	6,171	7,692
Other income	(199)	(313)
	5,972	7,379
Income before income tax expense	20,756	31,087
Income tax expense	7,519	9,626
Net income	13,237	21,461
Convertible preferred stock dividend	1,942	757
Net income available to common stockholders	$11,295	20,704
Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.19	0.26
Diluted net income available to common stockholders	$0.15	0.24
Weighted average number of shares used in per share calculations:
Basic shares	60,123	78,661
Diluted shares	89,196	90,777

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2003 and 2004

 (Unaudited, in thousands, except per share amounts)

	2003	2004
Operating revenues:
Services	$325,747	441,839
Sales	58,383	101,047
	384,130	542,886
Operating expenses (exclusive of depreciation and amortization shown below):
Services	177,688	237,568
Sales	40,167	69,861
Amortization of service contract software	3,936	3,584
	221,791	311,013
Total gross profit	162,339	231,873
Selling, general and administrative expenses	56,452	77,620
Depreciation and amortization	29,494	42,094
Operating income	76,393	112,159
Other deductions (income):
Interest expense	18,575	22,889
Other income	(231)	(89)
	18,344	22,800
Income before income tax expense	58,049	89,359
Income tax expense	20,921	27,969
Net income	37,128	61,390
Convertible preferred stock dividend	5,684	4,721
Net income available to common stockholders	$31,444	56,669
Basic and diluted net income per share (See Note 1):
Basic net income available to common stockholders	$0.53	0.83
Diluted net income available to common stockholders	$0.43	0.68
Weighted average number of shares used in per share calculations:
Basic shares	59,758	67,958
Diluted shares	87,157	90,511

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2004

(Unaudited, in thousands)

	2003	2004
Cash flows from operating activities:
Net income	$37,128	61,390
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,430	45,678
Change in deferred income taxes	16,193	5,443
Non-cash interest expense	1,115	1,576
Changes in operating assets and liabilities, net of effects of business acquisitions	(21,829)	(31,568)
Other	724	128
Total adjustments	29,633	21,257
Net cash provided by operating activities	66,761	82,647
Cash flows from investing activities:
Capital expenditures	(8,726)	(17,056)
Wagering systems expenditures	(13,855)	(34,963)
Business acquisition, net of cash acquired	(20,760)	(1,709)
Increase in other assets and liabilities, net	(18,086)	(12,929)
Net cash used in investing activities	(61,427)	(66,657)
Cash flows from financing activities:
Net payments on long-term debt	(4,747)	(1,529)
Proceeds from the issuance of common stock	1,761	6,226
Preferred stock cash dividends	—	(4,721)
Net cash used in financing activities	(2,986)	(24)
Effect of exchange rate changes on cash and cash equivalents	348	1,290
Increase in cash and cash equivalents	2,696	17,256
Cash and cash equivalents, beginning of period	34,929	79,373
Cash and cash equivalents, end of period	$37,625	96,629
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,581	24,400
Income taxes, net of refunds	$4,077	20,193
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$5,684	—
Financing activities in connection with the early extinguishment of debt:
Write-off of deferred financing fees	$56	—
Cash payment of call premiums and related fees	$237	—

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)            Consolidated Financial Statements

Basis of Presentation

         The consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2003 and 2004, and the consolidated condensed statements of cash flows for the nine months then ended have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2003 and 2004 and its cash flows for the nine months ended September 30, 2003 and 2004 have been made.

         Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.  The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

         The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income (numerator)
Net income available to common stockholders (basic)	$11,295	20,704	31,444	56,669
Add back preferred stock dividend	1,942	757	5,684	4,721
Income before preferred dividend available to common stockholders (diluted)	$13,237	21,461	37,128	61,390
Shares (denominator)
Basic weighted average common shares outstanding	60,123	78,661	59,758	67,958
Effect of dilutive securities-stock options, warrants, convertible preferred shares and deferred shares	29,073	12,116	27,399	22,553
Diluted weighted average common shares outstanding	89,196	90,777	87,157	90,511
Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.19	0.26	0.53	0.83
Diluted net income per share available to common stockholders	$0.15	0.24	0.43	0.68

         During the periods presented, the Company had outstanding shares of Series A Convertible Preferred Stock, Series B Preferred Stock and warrants to purchase shares of Class A Common Stock which were converted or exercised during the quarter ended September 30, 2004. The holders of such securities received an aggregate 24,035 shares of Class A Common Stock upon conversion or exercise of the securities. Such shares have been previously reflected in our reported diluted net income per share and similar information. At September 30, 2004 the Company has outstanding stock options and deferred shares known as Performance Accelerated Restricted Stock which could potentially dilute basic earnings per share in the future. (See Notes 12 and 13 to the Consolidated Financial Statements for the year ended December 31, 2003 in the Company’s 2003 Annual Report on Form 10-K.)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income available to common stockholders as reported	$11,295	20,704	31,444	56,669
Add back preferred stock dividend	1,942	757	5,684	4,721
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	46	—	140
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(906)	(1,287)	(2,832)	(3,981)
Pro forma net income available to common stockholders	$12,331	20,220	34,296	57,549
Net income available to common stockholders per basic share:
As reported	$0.19	0.26	0.53	0.83
Pro forma	$0.17	0.25	0.48	0.79
Net income available to common stockholders per diluted share:
As reported	$0.15	0.24	0.43	0.68
Pro forma	$0.14	0.23	0.40	0.65

(2)            Acquisitions

On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. from International Game Technology for $143,000 in cash plus expenses and a $10,244 working capital adjustment payment.  Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc (“OES”).  The results of OES have been included in the Company’s results of operations from the date of acquisition.  OES had annual revenues of approximately $148,818 during its most recent fiscal year ended September 27, 2003 which were reported in the Company’s Form 8-K filed on February 2, 2004.

The acquisition of OES strengthens the Company’s presence in the lottery industry, expands the Company’s geographic presence, broadens its lottery product offerings and accelerates its entrance into the video lottery systems business.  As a result of the acquisition, the Company has contracts to operate online lottery systems in 16 states and supports systems that OES delivered to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES’s Advanced Gaming System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games.  The acquired assets and liabilities were recorded at their preliminarily estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was preliminarily estimated at $96,473, subject to finalization. Goodwill from the OES acquisition will be deductible for tax purposes.

The following table presents unaudited pro forma results of operations for the three and nine months ended September 30, 2003 as if the acquisition of OES had occurred at the beginning of the periods presented, rather than on the acquisition date of November 6, 2003.  These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been consummated on January 1, 2003, or the results that may occur in the future.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(unaudited)	(unaudited)
Operating revenues	$169,382	495,760
Operating income	37,108	98,437
Income before income tax expense	29,748	74,813
Net income	19,103	47,773
Convertible preferred stock dividend	1,942	5,684
Net income available to common stockholders	$17,161	42,089
Basic net income per share available to common stockholders	$0.29	0.70
Diluted net income per share available to common stockholders	$0.21	0.55

(3)            Business Segments

         The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and nine months ended September 30, 2003 and 2004, by business segment.  Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended September 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$72,578	21,340	16,432	—	110,350
Sales revenues	8,506	1,465	—	11,742	21,713
Total revenues	81,084	22,805	16,432	11,742	132,063
Cost of service	36,647	11,728	11,799	—	60,174
Cost of sales	6,413	766	—	8,050	15,229
Amortization of service contract software	743	582	—	—	1,325
Total operating expense	43,803	13,076	11,799	8,050	76,728
Gross profit	37,281	9,729	4,633	3,692	55,335
Selling, general and administrative expenses	8,164	3,363	877	1,310	13,714
Depreciation and amortization	5,770	2,776	501	645	9,692
Segment operating income	$23,347	3,590	3,255	1,737	31,929
Unallocated corporate expense					5,201
Consolidated operating income					$26,728
Capital and wagering systems expenditures	$10,504	1,599	86	93	12,282

	Three Months Ended September 30, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$116,477	20,596	15,563	—	152,636
Sales revenues	9,042	381	—	17,250	26,673
Total revenues	125,519	20,977	15,563	17,250	179,309
Cost of service	61,285	11,459	11,295	—	84,039
Cost of sales	5,264	253	—	12,933	18,450
Amortization of service contract software	866	(313)	—	—	553
Total operating expenses	67,415	11,399	11,295	12,933	103,042
Gross profit	58,104	9,578	4,268	4,317	76,267
Selling, general and administrative expenses	12,716	1,993	774	1,489	16,972
Depreciation and amortization	9,598	3,284	524	909	14,315
Segment operating income	$35,790	4,301	2,970	1,919	44,980
Unallocated corporate expense					6,514
Consolidated operating income					$38,466
Capital and wagering systems expenditures	$17,442	2,324	300	238	20,304

	Nine Months Ended September 30, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$216,072	61,045	48,630	—	325,747
Sales revenues	20,064	4,281	—	34,038	58,383
Total revenues	236,136	65,326	48,630	34,038	384,130
Cost of service	109,948	33,726	34,014	—	177,688
Cost of sales	14,731	2,488	—	22,948	40,167
Amortization of service contract software	2,153	1,783	—	—	3,936
Total operating expense	126,832	37,997	34,014	22,948	221,791
Gross profit	109,304	27,329	14,616	11,090	162,339
Selling, general and administrative expenses	26,470	8,733	2,626	3,701	41,530
Depreciation and amortization	17,176	8,338	1,518	1,923	28,955
Segment operating income	$65,658	10,258	10,472	5,466	91,854
Unallocated corporate expense					15,461
Consolidated operating income					$76,393
Capital and wagering systems expenditures	$16,272	4,534	696	1,079	22,581

	Nine Months Ended September 30, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$333,511	60,946	47,382	—	441,839
Sales revenues	54,404	2,848	—	43,795	101,047
Total revenues	387,915	63,794	47,382	43,795	542,886
Cost of service	171,040	32,324	34,204	—	237,568
Cost of sales	35,309	1,686	—	32,866	69,861
Amortization of service contract software	2,512	1,072	—	—	3,584
Total operating expenses	208,861	35,082	34,204	32,866	311,013
Gross profit	179,054	28,712	13,178	10,929	231,873
Selling, general and administrative expenses	45,443	5,801	2,972	4,406	58,622
Depreciation and amortization	28,998	8,593	1,521	2,347	41,459
Segment operating income	$104,613	14,318	8,685	4,176	131,792
Unallocated corporate expense					19,633
Consolidated operating income					$112,159
Capital and wagering systems expenditures	$41,882	8,631	962	544	52,019

         The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Reportable consolidated operating income	$26,728	38,466	76,393	112,159
Interest expense	6,171	7,692	18,575	22,889
Other income	(199)	(313)	(231)	(89)
Income before income tax expense	$20,756	31,087	58,049	89,359

(4)            Income Tax Expense

         The effective income tax rates for the three and nine months ended September 30, 2004 of 31.0% and 31.3% respectively, differed from the federal statutory rate of 35% due primarily to benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.  The effective income tax rate for the three and nine months ended September 30, 2003 was approximately 36%, which differed from the federal statutory rate of 35% due primarily to foreign and state income taxes.

(5)            Comprehensive Income

         The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income	$13,237	21,461	37,128	61,390
Other comprehensive income (loss):
Foreign currency translation	(127)	129	2,181	896
Unrealized gain on investments	4	407	880	1,134
Unrealized gain (loss) on Canadian dollar hedges	(101)	—	(3,907)	1,107
Other comprehensive income (loss)	(224)	536	(846)	3,137
Comprehensive income	$13,013	21,997	36,282	64,527

(6)            Inventories

         Inventories consist of the following:

	December 31, 2003	September 30, 2004
Parts and work-in-process	$17,990	20,631
Finished goods	8,906	11,760
	$26,896	32,391

         Parts and work-in-process include costs for equipment expected to be sold.  Costs incurred for equipment associated with specific wagering system service contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)            Accrued Liabilities

         Accrued liabilities consist of the following:

	December 31, 2003	September 30, 2004
Compensation and benefits	$30,364	27,012
Accrued acquisition costs	11,037	8,578
Accrued contract costs	19,985	10,596
Deferred revenue	7,720	5,550
Other	48,387	41,589
	$117,493	93,325

(8)    Debt

At September 30, 2004, the Company had approximately $27,351 available for borrowing under the Company’s revolving credit facility, which was entered into on November 6, 2003 as part of the Company’s senior secured credit facility (as amended and restated, the “2003 Facility”).  There were no borrowings outstanding under the revolving credit facility, but approximately $47,649 in letters of credit were issued and outstanding at September 30, 2004.  At December 31, 2003, the Company’s available borrowing capacity under the revolving credit facility was $27,146.  At September 30, 2004, there was $459,354 in outstanding Term Loans under the 2003 Facility.

The Company obtained two amendments to the 2003 Facility in the second quarter of 2004.  The first amendment gave the Company the ability to incur up to $300,000 of new convertible indebtedness, provided such indebtedness was subordinated to the 2003 Facility and provided that the proceeds of such convertible subordinated indebtedness were used to reduce outstanding Term C Loans.  The primary purpose of the second amendment (the “Second Amendment”) was to support the Company’s reorganization of its international operations.  The Second Amendment permits the transfer of ownership or disposition of certain assets and subsidiaries of the Company to other subsidiaries of the Company which would otherwise have been limited by the credit agreement governing the 2003 Facility.  The Second Amendment made certain other changes to the 2003 Facility, including a reduction to the interest rate charged on Term C Loans by converting the $460,511 outstanding principal balance of Term C Loans into new term loans (the “Term D Loans”) effective July 2, 2004.  The Term D Loans contain the same terms and conditions as the Term C Loans except for a 0.25% reduction in the Applicable Margins  and the addition of a pricing grid that provides for a further 0.25% rate reduction should the Consolidated Senior Debt Ratio  be less than 1.75 (as each term is defined in the Amended Credit Agreement).

At September 30, 2004, $65,584 of the Company’s 12 ½% senior subordinated notes (the “Notes”) was outstanding.

(9)    Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2003 and September 30, 2004.  Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2003
Amortizable intangible assets:
Patents	15	$3,139	291	2,848
Customer lists	14	15,375	5,984	9,391
Customer service contracts	15	3,781	1,280	2,501
Licenses	1-15	3,928	1,136	2,792
Lottery contracts	1-7.5	31,000	1,186	29,814
		57,223	9,877	47,346
Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,539	10,437	44,102
Total intangible assets		$111,762	20,314	91,448
Balance at September 30, 2004
Amortizable intangible assets:
Patents	15	$3,807	444	3,363
Customer lists	14	15,375	7,347	8,028
Customer service contracts	15	3,768	1,464	2,304
Licenses	1-15	6,214	2,633	3,581
Lottery contracts	1-7.5	31,802	6,387	25,415
		60,966	18,275	42,691
Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,539	10,437	44,102
Total intangible assets		$115,505	28,712	86,793

         The aggregate intangible amortization expense for the nine month periods ended September 30, 2003 and 2004 was approximately $2,429 and $8,398, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as business segment, for the period from January 1, 2004 to September 30, 2004.  In 2004, the Company recorded (a) a $1,190 increase in goodwill in connection with an earnout payment pursuant to the Serigrafica Chilena S.A. (“SERCHI”) purchase agreement and (b) a $5,759 decrease in the OES goodwill which is primarily attributable to a contract termination payment received by the Company from a third party.

Goodwill	Lottery Group	Pari-mutuel Group	Venue Management Group	Telecom-munications Products Group	Totals
Balance at December 31, 2003	$307,868	487	—	—	308,355
Adjustments:
SERCHI earnout payment	1,190	—	—	—	1,190
Adjustments to OES goodwill	(5,759)	—	—	—	(5,759)
Balance at September 30, 2004	$303,299	487	—	—	303,786

(10)  Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees.  It also has a defined benefit plan for U.K. based employees.  Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement.  The Company’s policy is to fund the minimum contribution permissible by the respective regulatory authorities.

In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. The Company expects to make payments to the multi-employer plan of approximately $250 during the year ending December 31, 2004.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company’s Board of Directors.  The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

The Company also has an unfunded, nonqualified Supplemental Executive Retirement Plan (the “SERP”), which is intended to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant’s compensation and years of service with the Company.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine month periods ended September 30, 2003 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Components of net periodic pension benefit cost:
Service cost	$569	676	1,707	2,377
Interest cost	512	641	1,536	1,923
Expected return on plan assets	(370)	(448)	(1,111)	(1,344)
Actuarial loss	185	295	554	885
Net amortization and deferral	13	13	41	40
Amortization of prior service costs	133	192	399	576
Net periodic cost	$1,042	1,369	3,126	4,457

(11)  Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The Notes and the 2003 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2003 and September 30, 2004 and for the three and nine months ended September 30, 2003 and 2004.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the Notes and the 2003 Facility was in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$67,618	(4,473)	16,228	—	79,373
Accounts receivable, net	—	77,670	22,008	(39)	99,639
Inventories	—	19,716	7,788	(608)	26,896
Other current assets	4,686	17,005	9,736	30	31,457
Property and equipment, net	3,135	171,692	54,534	(631)	228,730
Investment in subsidiaries	469,385	184,313	—	(653,698)	—
Goodwill	183	304,117	4,055	—	308,355
Intangible assets	—	86,982	4,466	—	91,448
Other assets	47,159	49,293	8,940	(8,301)	97,091
Total assets	$592,166	906,315	127,755	(663,247)	962,989
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$5,015	654	658	—	6,327
Current liabilities	15,615	110,158	25,370	953	152,096
Long-term debt, excluding current installments	525,664	—	172	—	525,836
Other non-current liabilities	(3,844)	31,633	13,689	100	41,578
Intercompany balances	(203,592)	189,865	15,524	(1,797)	—
Stockholders’ equity	253,308	574,005	72,342	(662,503)	237,152
Total liabilities and stockholders’ equity	$592,166	906,315	127,755	(663,247)	962,989

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$68,702	4,003	23,924	—	96,629
Accounts receivable, net	—	73,476	27,097	(39)	100,534
Inventories	—	23,193	9,806	(608)	32,391
Other current assets	4,427	16,960	9,718	30	31,135
Property and equipment, net	2,852	188,128	53,883	(631)	244,232
Investment in subsidiaries	590,847	186,022	—	(776,869)	—
Goodwill	183	298,358	5,245	—	303,786
Intangible assets	—	83,553	3,240	—	86,793
Other assets	41,051	58,012	12,771	(8,243)	103,591
Total assets	$708,062	931,705	145,684	(786,360)	999,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$4,903	12	2,095	—	7,010
Current liabilities	8,606	84,176	28,437	1,231	122,450
Long-term debt, excluding current installments	522,000	—	1,621	—	523,621
Other non-current liabilities	(2,787)	30,772	14,670	36	42,691
Intercompany balances	(144,135)	127,497	18,838	(2,200)	—
Stockholders’ equity	319,475	689,248	80,023	(785,427)	303,319
Total liabilities and stockholders’ equity	$708,062	931,705	145,684	(786,360)	999,091

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended September 30, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	99,074	34,369	(1,380)	132,063
Operating expenses	—	53,465	23,329	(1,391)	75,403
Amortization of service contract software	—	1,226	99	—	1,325
Gross profit	—	44,383	10,941	11	55,335
Selling, general and administrative expenses	5,177	10,291	3,276	(3)	18,741
Depreciation and amortization	174	7,517	2,175	—	9,866
Operating income (loss)	(5,351)	26,575	5,490	14	26,728
Interest expense	5,866	233	962	(890)	6,171
Other (income) expense	(197)	(1,439)	555	882	(199)
Income (loss) before equity in income of subsidiaries, and income taxes	(11,020)	27,781	3,973	22	20,756
Equity in income of subsidiaries	30,708	—	—	(30,708)	—
Income tax expense	6,451	114	954	—	7,519
Net income	$13,237	27,667	3,019	(30,686)	13,237

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended September 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	137,410	45,312	(3,413)	179,309
Operating expenses	—	74,813	31,106	(3,430)	102,489
Amortization of service contract software	—	478	75	—	553
Gross profit	—	62,119	14,131	17	76,267
Selling, general and administrative expenses	6,301	13,040	3,935	(3)	23,273
Depreciation and amortization	213	10,900	3,415	—	14,528
Operating income (loss)	(6,514)	38,179	6,781	20	38,466
Interest expense	7,318	318	1,332	(1,276)	7,692
Other (income) expense	(229)	(1,526)	357	1,085	(313)
Income (loss) before equity in income of subsidiaries, and income taxes	(13,603)	39,387	5,092	211	31,087
Equity in income of subsidiaries	41,689	—	—	(41,689)	—
Income tax expense	6,625	1,251	1,750	—	9,626
Net income	$21,461	38,136	3,342	(41,478)	21,461

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Nine Months Ended September 30, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	295,039	94,595	(5,504)	384,130
Operating expenses	—	159,665	63,651	(5,461)	217,855
Amortization of service contract software	—	3,638	298	—	3,936
Gross profit	—	131,736	30,646	(43)	162,339
Selling, general and administrative expenses	15,222	31,280	9,959	(9)	56,452
Depreciation and amortization	539	22,495	6,460	—	29,494
Operating income (loss)	(15,761)	77,961	14,227	(34)	76,393
Interest expense	17,974	565	3,110	(3,074)	18,575
Other (income) expense	(299)	(4,534)	1,553	3,049	(231)
Income (loss) before equity in income of subsidiaries, and income taxes	(33,436)	81,930	9,564	(9)	58,049
Equity in income of subsidiaries	88,742	—	—	(88,742)	—
Income tax expense	18,178	318	2,425	—	20,921
Net income	$37,128	81,612	7,139	(88,751)	37,128

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Nine Months Ended September 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	435,909	120,482	(13,505)	542,886
Operating expenses	—	239,223	81,762	(13,556)	307,429
Amortization of service contract software	—	3,310	274	—	3,584
Gross profit	—	193,376	38,446	51	231,873
Selling, general and administrative expenses	18,998	46,049	12,582	(9)	77,620
Depreciation and amortization	635	33,079	8,380	—	42,094
Operating income (loss)	(19,633)	114,248	17,484	60	112,159
Interest expense	21,892	833	3,714	(3,550)	22,889
Other (income) expense	(781)	(4,473)	1,804	3,361	(89)
Income (loss) before equity in income of subsidiaries, and income taxes	(40,744)	117,888	11,966	249	89,359
Equity in income of subsidiaries	121,514	—	—	(121,514)	—
Income tax expense	19,380	4,300	4,289	—	27,969
Net income	$61,390	113,588	7,677	(121,265)	61,390

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$37,128	81,612	7,139	(88,751)	37,128
Depreciation and amortization	539	26,133	6,758	—	33,430
Deferred tax change	17,172	(1,187)	208	—	16,193
Equity in income of subsidiaries	(88,742)	—	—	88,742	—
Early extinguishment of debt	293	—	—	—	293
Non-cash interest expense	1,115	—	—	—	1,115
Changes in operating assets and liabilities, net	(3,305)	(16,681)	(1,406)	(437)	(21,829)
Other	210	241	(20)	—	431
Net cash provided by (used in) operating activities	(35,590)	90,118	12,679	(446)	66,761
Cash flows from investing activities:
Capital and wagering systems expenditures	(62)	(12,775)	(9,744)	—	(22,581)
Business acquisition, net of cash acquired	—	(20,744)	(16)	—	(20,760)
Other assets and investments	(1,461)	(13,872)	(2,740)	(13)	(18,086)
Net cash used in investing activities	(1,523)	(47,391)	(12,500)	(13)	(61,427)
Cash flows from financing activities:
Net payments on long-term debt	(4,158)	(206)	(383)	—	(4,747)
Proceeds from issuance of common stock	1,761	—	50	(50)	1,761
Other, principally intercompany balances	42,990	(43,371)	(128)	509	—
Net cash provided by (used in) financing activities	40,593	(43,577)	(461)	459	(2,986)
Effect of exchange rate changes on cash	—	(150)	498	—	348
Increase (decrease) in cash and cash equivalents	3,480	(1,000)	216	—	2,696
Cash and cash equivalents, beginning of period	25,323	180	9,426	—	34,929
Cash and cash equivalents, end of period	$28,803	(820)	9,642	—	37,625

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$61,390	113,588	7,677	(121,265)	61,390
Depreciation and amortization	635	36,389	8,654	—	45,678
Equity in income of subsidiaries	(121,514)	—	—	121,514	—
Changes in operating assets and liabilities	(3,693)	(23,895)	(4,119)	139	(31,568)
Deferred Income taxes	6,220	(1,187)	410	—	5,443
Other non-cash adjustments	1,711	(30)	23	—	1,704
Net cash provided by (used in) operating activities	(55,251)	124,865	12,645	388	82,647
Cash flows from investing activities:
Capital and wagering systems expenditures	(132)	(46,140)	(5,747)	—	(52,019)
Business acquisition, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(1,664)	(6,859)	(5,991)	1,585	(12,929)
Net cash used in investing activities	(1,796)	(54,708)	(11,738)	1,585	(66,657)
Cash flows from financing activities:
Payments on long-term debt	(3,776)	(642)	2,889	—	(1,529)
Proceeds from stock issue	6,226	1,707	2	(1,709)	6,226
Preferred stock cash dividends	(4,721)	—	—	—	(4,721)
Other, principally intercompany balances	59,317	(62,709)	3,656	(264)	—
Net cash provided by (used in) financing activities	57,046	(61,644)	6,547	(1,973)	(24)
Effect of exchange rate changes on cash	1,085	(37)	242	—	1,290
Increase (decrease) in cash and cash equivalents	1,084	8,476	7,696	—	17,256
Cash and cash equivalents, beginning of period	67,618	(4,473)	16,228	—	79,373
Cash and cash equivalents, end of period	$68,702	4,003	23,924	—	96,629

(12) Stockholders’ Equity

        During the quarter ended September 30, 2004, the holders of all of our outstanding Series A Convertible Preferred Stock were issued an aggregate of 23,832,390 shares of our Class A Common Stock in connection with their conversion of the 1,325,081 shares of Series A Convertible Preferred Stock and 1,238 shares of Series B Preferred Stock they then held.

        In addition, the Company issued 202,845 shares of Class A Common Stock in connection with the exercise of warrants originally issued in connection with the acquisition of Scientific Games Holding Corp.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS FOR

THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

                         The following discussion addresses our financial condition as of September 30, 2004 and the results of our operations for the three months and nine months ended September 30, 2004, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2003, included in our 2003 Annual Report on Form 10-K.

        We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division also provides lotteries with licensed  brand products, including Hasbro®, Mandalay Bay®, National Basketball Association (“NBA”)®, Harley-Davidson®, and Wheel-of-Fortune®, among others, includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. from International Game Technology and changed its name to Scientific Games Online Entertainment Systems, Inc. (“OES”). OES operates online lottery systems in seven states and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included the Advanced Games System (AGS) video system contracts in nine jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games.

        Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel wagering services, simulcasting and communications services, video gaming, and telephone and internet account wagering systems, as well as sales of pari-mutuel systems and equipment.

        Our Venue Management Group is comprised of our Connecticut off-track betting operations including 12 off-track betting facilities and telephone account wagering for customers in 27 states, and the Netherlands five on-track and 33 off-track betting operations.

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

Results of Operations: See Note 3—Business Segments

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Revenue Analysis

        For the quarter ended September 30, 2004, revenues of $179.3 million improved $47.2 million or 36% as compared to the prior year quarter, reflecting a $42.3 million or 38% increase in service revenue and a $5.0 million or 23% increase in sales revenue.

        The increase in service revenue in the quarter ended September 30, 2004 is primarily attributable to a $43.9 million or 61% increase in service revenues in the Lottery Group, of which $30.1 million is attributable to the addition of OES and the balance of the increase is attributable to continued strong sales of instant lottery tickets, licensed game properties, and lottery systems. Pari-mutuel Group service revenues decreased $0.7 million reflecting reduced wagering, partially offset by new customers and favorable foreign exchange rates. Venue Management Group service revenues decreased $0.9 million due to less wagering, in part because of the smoking ban instituted in Connecticut in the prior quarter and lower wagering in the Netherlands, which was partially offset by favorable foreign exchange rates.

        The $5.0 million increase in sales revenue in the quarter ended September 30, 2004 is primarily attributable to a $5.5 million improvement in revenues in the Telecommunications Products Group, reflecting higher sales volume and favorable foreign exchange rates, partially offset by lower prices, coupled with a $0.5 million increase in systems and equipment sales in the Lottery Group. These increases were partially offset by $1.1 million of non-recurring systems and equipment sales in the Pari-mutuel Group.

Gross Profit Analysis

        Gross profit of $76.3 million for the quarter ended September 30, 2004 increased $20.9 million or 38% as compared to the corresponding period in 2003, reflecting a $19.2 million or 39% improvement in service revenue margins, and a $1.7 million or 27% improvement in sales revenue margins. Gross margins increased to 43% in 2004 from 42% in 2003. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group as a result of the addition of OES. The $0.4 million or 5% improvement in services revenue margins in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts. Venue Management Group gross profit decreased $0.4 million or 8% as a result of lower service revenues as described above. Telecommunications Products Group gross profit increased $0.6 million or 17% from the prior year, as higher sales volume and favorable foreign exchange rates were only partially offset by lower prices.

Expense Analysis

        Selling, general and administrative expenses of $23.3 million for the quarter ended September 30, 2004 were $4.5 million or 24% higher than in 2003. This increase is primarily due to the addition of OES.

        Depreciation and amortization expense, including amortization of service contract software, of $15.1 million for the quarter ended September 30, 2004 increased $3.9 million or 35% from the corresponding period in 2003, primarily due to the acquisition of OES.

        Interest expense of $7.7 million for the quarter ended September 30, 2004 increased $1.5 million or 25% from 2003, primarily as a result of additional borrowings in connection with the acquisition of OES.

Income Tax Expense

        Income tax expense of $9.6 million for the quarter ended September 30, 2004 increased $2.1 million or 28% from 2003 as a result of higher earnings. The financial statement income tax provision was 31.0% in 2004 and 36.2% in 2003. The lower effective rate in 2004 primarily reflects the benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Revenue Analysis

        For the nine months ended September 30, 2004, revenues of $542.9 million improved $158.8 million or 41% overall as compared to the prior year period, reflecting a $116.1 million or 36% increase in service revenue and a $42.7 million or 73% increase in sales revenue.

        The increase in service revenue in the nine months ended September 30, 2004 is primarily attributable to a $117.4 million or 54% increase in service revenues in the Lottery Group, of which $99.6 million is attributable to the addition of OES and the balance of the increase is attributable to continued strong sales of instant lottery tickets, licensed game properties, and lottery systems. Pari-mutuel Group service revenues decreased $0.1 million reflecting reduced wagering, offset by new customers and favorable foreign exchange rates. Venue Management Group service revenues decreased $1.2 million as a result of the severe northeast weather in the first quarter of 2004, coupled with a smoking ban instituted in Connecticut in the second quarter of 2004 and lower dollars wagered in the Netherlands, which decline was partially offset by favorable foreign exchange rates.

        The $42.7 million increase in sales revenue in the nine months ended September 30, 2004 is primarily attributable to a $34.3 million improvement in systems and equipment sales in the Lottery Group, coupled with a $9.8 million improvement in revenues in the Telecommunications Products Group, reflecting the benefits of higher sales volume and favorable foreign exchange rates, partially offset by lower prices.

Gross Profit Analysis

        Gross profit of $231.9 million for the nine months ended September 30, 2004 increased $69.5 million or 43%, reflecting a $56.6 million or 39% improvement in service revenue margins, and a $13.0 million or 71% improvement in sales revenue margins. Gross margins increased from 42% in 2003 to 43% in 2004. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group as a result of the addition of OES. Increased lottery systems and equipment sales revenue contributed $19.1 million to the increase in gross margin on sales in the Lottery Group for 2004 as compared to 2003. The $2.0 million or 8% improvement in services revenue margins in the Pari-mutuel Group reflects the benefits of continued cost reduction efforts. Venue Management Group gross profit decreased $1.4 million or 10% as a result of lower service revenues, as described above, coupled with slightly higher operating costs in the nine months. Telecommunications Products Group gross profit decreased $0.2 million or 1% from the prior year, as described above.

Expense Analysis

        Selling, general and administrative expenses of $77.6 million for the nine months ended September 30, 2004 were $21.2 million or 38% higher than in 2003. This increase is primarily due to the addition of OES.

        Depreciation and amortization expense, including amortization of service contract software, of $45.7 million for the nine months ended September 30, 2004 increased $12.2 million or 37% from 2003, primarily due to the acquisition of OES.

        Interest expense of $23.0 million for the nine months ended September 30, 2004 increased $4.3 million or 23% from 2003, primarily as a result of additional borrowings in connection with the acquisition of OES.

Income Tax Expense

        Income tax expense of $28.0 million for the nine months ended September 30, 2004 increased $7.0 million or 34% from 2003 as a result of higher earnings. The financial statement income tax provision was 31.3% in 2004 and 36.0% in 2003. The lower effective rate in 2004 primarily reflects the benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.

Critical Accounting Policies

        Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2003 Annual Report on Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

        Our senior credit facility, the 2003 Facility, consists of a $75.0 million revolving credit facility due 2006 and a $459.4 million Term D Loan due 2009. The 2003 Facility contains certain financial covenants which are described below. At September 30, 2004, approximately 87% of our debt, representing approximately $465.0 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our variable rate debt will result in a change of approximately $0.6 million per year in our interest expense assuming no change in our outstanding borrowings.

        Our financing arrangements as of September 30, 2004 impose certain limitations on our and our subsidiaries’ operations.

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

A minimum Consolidated Interest Coverage Ratio of 3.75 through December 2009.  Consolidated Interest Coverage Ratio means the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) total interest expense less non-cash amortization costs included in interest expense.

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

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at September 30, 2004 and expect to continue to remain in compliance over the next 12 months, we cannot assure you that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        At September 30, 2004, we had outstanding letters of credit of $47.6 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $27.4 million as compared to $27.1 million at December 31, 2003. Our ability to borrow under the 2003 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

        In August 2004, the holders of all of our outstanding Series A Convertible Preferred Stock were issued an aggregate of 23,832,390 shares of our Class A common stock in connection with their conversion of the 1,325,081 shares of Series A Convertible Preferred Stock and 1,238 shares of Series B Preferred Stock they then held. Prior to conversion, our Series A Convertible Preferred Stock paid dividends at the rate of 6% per annum. In 2004, we satisfied the dividend requirements with cash. Prior to 2004, we satisfied the dividend requirements by issuing additional shares of Series A Convertible Preferred Stock.

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

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2004, we anticipate that capital expenditures and software expenditures will be approximately $75.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2005 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

        At September 30, 2004, our available cash and borrowing capacity totaled $124.0 million compared to $106.5 million at December 31, 2003. Our available cash and borrowing capacity fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. The increase in our available cash and borrowing capacity from the December 31, 2003 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2004 of $82.6 million, partially offset by wagering and other capital expenditures of $65.0 million and acquisition related payouts of $1.7 million.

        Of the $82.6 million provided by operations, $31.6 million was used for changes in working capital. The working capital changes occurred principally from decreases in accounts payable and other liabilities and from increases in inventory.

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

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 132 (revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (“SFAS 132 Amended”).  SFAS 132 Amended revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 87”), and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”).  SFAS 132 Amended retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS 132 remain in effect until the provisions of SFAS 132 Amended are adopted. Except as noted below, SFAS 132 Amended is effective for us in our year 2003 financial statements. Disclosure of information about foreign plans required by paragraphs 5(d), 5(e), 5(g), and 5(k) of SFAS 132 Amended and disclosure of estimated future benefit payments required by paragraph 5(f) of SFAS 132 Amended are effective for fiscal year 2004.

         On October 13, 2004, the FASB decided to delay by six months the effective date to implement Statement 123R, “Share Based Payment, an Amendment of FASB Statements No. 123 and 95.”  The final Statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that companies would apply the final Statement to all employee awards of share-based payment granted, modified, or settled in any interim or annual period  beginning after June 15, 2005, or for us, the third quarter of fiscal 2005.

Recent Developments

On October 5, 2004, the Company announced the execution and delivery of an agreement to purchase all of the outstanding shares of Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant tickets to all of the 16 lotteries which operate in Germany. Honsel, which also sells other lottery products such as bet slips and paper rolls, serves customers in approximately 25 countries. The transaction is expected to close before year end and is subject to the satisfaction of certain closing conditions.

On October 15, 2004, the Company announced the execution and delivery of a joint venture agreement with Electronic Game Card Inc. (“EGC”). Pursuant to the joint venture agreement, the Company and EGC will jointly market and promote the Electronic Game Card product to the global instant ticket lottery market. Also pursuant to the joint venture agreement, the Company will purchase 10% of EGC’s common stock.

On October 22, 2004 the Company announced  that Eric “Rick” Pullman was been named President of Autotote Enterprises, Inc., a subsidiary of Scientific Games Corporation, which has OTB facilities in twelve Connecticut cities including New Haven’s Sports Haven and the Bradley Teletheater in Windsor Locks, four Raceview Centers, and the “On The Wire”  telephone wagering operation.

On October 25, 2004 the Company announced that it has been awarded the instant lottery ticket contract for the Louisiana Lottery.  The contract is valued at $5.7 million over an initial term of three years and contains three one-year options to renew.  The contract is subject to final negotiations.

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

         For 2003 and the first nine months of 2004, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2004, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

         In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2004, approximately 13% of our debt was in fixed-rate instruments. We consider the fair value of all financial instruments not to be materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Liquidity, Capital Resources and Working Capital.”)

Principal Amount by Expected Maturity—Average Interest Rate

September 30, 2004

(dollars in thousands)

	Twelve Months Ended September 30,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$—	—	—	—	—	65,584	65,584	73,813
Interest rate	—	—	—	—	—	12.5%	12.5%
Variable interest rate	$7,144	5,630	5,513	5,053	331,308	110,399	465,047	469,634
Average interest rate	4.58%	4.48%	4.47%	4.38%	4.34%	4.34%	4.35%

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

         We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, France, Austria and Chile. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in foreign currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

         Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate,” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

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

Item 4.  Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes to our internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. As with any system of internal controls, there are inherent limitations in the controls we have put in place. Specifically, collusion by two or more employees can override the controls put in place within any organization, and individuals may execute transactions without the proper authority or disclosure.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2004

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

                No significant changes have occurred with respect to legal proceedings as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                In August 2004, SGMS Acquisition Corporation (a holding company owned by MAFCO Holdings Inc.), Appaloosa Arbitrage Fund Ltd. and Ramius Securities, LLC, the holders of all of our outstanding Series A convertible Preferred Stock, were issued an aggregate of 23,832,390 shares of our Class A Common Stock in connection with their conversion of the 1,325,081 shares of Series A Convertible Preferred Stock they then held. The Preferred Stock was converted pursuant to the terms of the Certificate of Designations governing the Preferred Stock. The Preferred Stock was originally issued in September 2000 for aggregate consideration of $106 million. Such shares of Class A Common Stock were issued in a private transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereof, and have been registered for resale pursuant to a Registration Statement on Form S-3 (Registration No. 333-112452) under the Securities Act of 1933, which was declared effective on February 23, 2004.

                In September 2004, warrants held by Ramius Securities, LLC to purchase 250,000 shares of our Class A Common Stock at a purchase price of $3.58 were exercised on a cashless basis by electing to have us withhold a number of shares having a market value equal to the purchase price of $895,000. Ramius, which received the warrants in October 2000 for financial advisory services related to our acquisition of Scientific Games Holdings Corp., was issued 202,845 shares upon exercise of the warrants and the remaining 47,155 shares were withheld in satisfaction of the exercise price. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof, and have been registered for resale pursuant to a Registration Statement on Form S-3 (Registration No. 333-74590) under the Securities Act of 1933, which was declared effective on December 21, 2001.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                The Annual Meeting of our Stockholders was held on September 28, 2004 to elect nine directors and to ratify the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2004. All matters put before the stockholders were approved as follows:

		For	Withheld
Proposal 1	Election of Directors
	Peter A. Cohen	81,321,643	1,064,575
	Howard Gittis	79,114,215	3,272,003
	Colin J. O’Brien	81,923,201	463,017
	Ronald O. Perelman	81,303,832	1,082,386
	Barry F. Schwartz	81,038,060	1,348,158
	Eric M. Turner	80,269,219	2,116,999
	A. Lorne Weil	80,760,578	1,625,640
	Sir Brian G. Wolfson	80,535,869	1,850,349
	Joseph R. Wright, Jr.	79,384,083	3,002,135

		For	Against	Abstain
Proposal 2	Ratification of Appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending December 31, 2004	81,748,014	633,702	4,502

Item 5.    Other Information

                None.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2004

Item 6.    Exhibits

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2004

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

By:	/s/ DeWayne E. Laird
Name:	DeWayne E. Laird
Title:	Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated:    November 9, 2004

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2004

INDEX TO EXHIBITS

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