Form 10-K
period 2004-12-31
SCIENTIFIC GAMES CORP
filed 2005-03-16
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004,
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

        As of June 30, 2004 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,134,905,171.(1)

        Common shares outstanding as of March 14, 2005 were 88,924,002

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2005 Annual Meeting of Stockholders	Part III

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

ITEM 1.    BUSINESS

        Unless the context indicates otherwise, all references to the words "Scientific Games," "we," "our," "ours," "us" and the "Company" refer to Scientific Games Corporation and its consolidated subsidiaries unless the context otherwise requires. "International" refers to non-United States jurisdictions. "Online" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut) and Autotote Nederland B.V. (in The Netherlands). "Handle" is an industry term for dollars wagered.

Overview

        Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading worldwide provider of services, systems and products to both the lottery and pari-mutuel wagering industries based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world's only fully integrated lottery service provider, offering lottery authorities online lottery systems, instant tickets and related facilities management, or cooperative services, programs, which effectively enable such authorities to outsource all of their instant ticket lottery operations to us. We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

Lottery Group (71% of 2004 revenue)

        Our instant ticket and related services business is the industry leader in the United States, with a current market share of approximately 67% based on retail sales in 2004. Our instant ticket customers include 29 of the 40 U.S. states, including the District of Columbia, that currently sell instant lottery tickets, and we have sold instant tickets and related services to lotteries in over 50 other countries. In addition to ticket design and manufacturing, we provide lotteries with related value-added services through our cooperative services program, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In 2004, we expanded our cooperative services program to include the provision of such services to Consorzio Lotterie Nazionali, in Italy, which began operations 2004. In 2005, we expect to expand our presence in Germany following our December 2004 acquisition of Printpool Honsel GmbH. We also provide lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette® and The World Series of Poker®. We believe that our innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 45% of the revenue of our Lottery Group for the 2004 fiscal year.

        Our lottery systems business primarily provides sophisticated, customized computer software, equipment and data communication services to lottery authorities for online and instant ticket games. In the United States, we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets. Our U.S. systems contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell terminals and systems to lottery authorities and provide ongoing fee-based support under long-term contracts. We have contracts to operate online lottery systems for 15 of the 43 U.S. jurisdictions (including the District of Columbia, Puerto Rico and the

U.S. Virgin Islands) that currently operate online lotteries and we believe we are the second largest online lottery provider in Europe.

Pari-mutuel Group (11% of 2004 revenue)

        We are a leading worldwide provider of computerized wagering systems to the pari-mutuel wagering industry. We provide our systems and services to horse and greyhound racetracks, off-track betting ("OTB") facilities, casinos, jai alai frontons, telephone and internet account wagering operators and other establishments where pari-mutuel wagering is permitted. In addition, we are a leading provider of ancillary services to the industry, such as race simulcasting and telecommunications services and telephone and internet account wagering.

        We believe our systems processed more than 50% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America in 2004. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a percentage of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (9% of 2004 revenue)

        We have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut (except for OTB operations at two greyhound racetracks to which we provide video simulcasting services under separate contracts and OTB operations at Isle of Capri Lucaya Casino and The Mohegan Sun Casino, to which we provide facilities management services), subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 26 states. Our weighted average commission, based on dollars wagered, for our Connecticut OTB operations is approximately 21%.

        We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 2005. We also have additional license approvals which will allow us to modernize and expand pari-mutuel wagering in the Netherlands. We currently conduct operations in 28 OTB locations and four tracks throughout the Netherlands. Our weighted average commission, based on dollars wagered, for our Dutch operations is approximately 30%.

Telecommunications Products Group (9% of 2004 revenue)

        We are a worldwide leading manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.

        Prepaid phone cards utilize the secure process employed by Scientific Games in the production of instant lottery tickets. This helps to ensure integrity and reliability of the product, thus providing consumers in more than 50 countries with access to prepaid cellular phone service. We believe that we manufacture approximately 25% of the prepaid cellular phone cards for the fragmented European market and we believe we are the largest supplier of paper-based prepaid phone cards in the world.

Industry Overview

Lottery Market

        Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 43 U.S. jurisdictions sell instant and/or online lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

        Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant lotteries, online lotteries and the traditional draw-type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. Online lotteries, such as Powerball®, are based on a random selection of a series of numbers. Online lottery prizes are generally based on the number of winners who share the prize pool, although fixed prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of online lottery systems. There are video lotteries played on video lottery terminals ("VLTs"), featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a system different from an online system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

        Based on industry information, through December 31, 2004, U.S. online lottery retail sales totaled approximately $21.6 billion, and 2004 U.S. instant ticket lottery sales totaled approximately $24.9 billion. The U.S. instant ticket market grew at a compound annual growth rate of 8.7% from 1994 to 2004. Based on industry information, we estimate that 2004 international online lottery retail sales totaled approximately $86.0 billion and that 2004 international instant ticket lottery sales totaled approximately $38.9 billion. Industry data indicates that instant ticket retail sales have been growing faster than online games because of "instant" rewards rather than the delayed rewards of online games with periodic or weekly drawings.

U.S. Instant Ticket and Online Lottery Sales

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

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. We estimate that total worldwide annual Handle in the pari-mutuel business is approximately $105.0 billion. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering is approximately $20 billion.

        Remote wagering, in which customers bet on races held at another location, has caused substantial changes in the distribution channels for pari-mutuel wagering and consolidation of live racing. Wagering within the pari-mutuel industry has evolved from wagering only at a racetrack where the race is held, to wagering at a racetrack on races simulcast from other racetracks, to wagering at an OTB or other off-track venue, and now, in some jurisdictions, to wagering via the telephone and the internet.

        In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year-round. Increases in remote Handle have more than offset a decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 88% in 2004.

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

Prepaid Phone Cards Market

        Prepaid phone cards offer consumers convenient cellular airtime purchases and help to increase the market for cellular services. We believe that the further growth of cellular phone penetration, especially in less economically developed countries, will expand the prepaid phone card business. It is estimated that approximately 50% of all European cellular phone subscribers use prepaid calling services. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Lottery Group

        Our Lottery Group provides instant tickets and related services and lottery systems.

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic lottery jurisdictions, foreign lottery jurisdictions and commercial customers. We presently have contracts with 29 of the 40 U.S. states, including the District of Columbia, that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. In 2003 and 2004, we sold approximately 15.3 billion and 15.9 billion, respectively, 2 × 4 inch equivalent instant tickets, of which approximately 16% and 18% were sold outside the U.S., respectively. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

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

        We pioneered the idea of privatizing lottery functions, through our cooperative services program, whereby we manage a lottery authority's instant ticket operations, as a means of reducing the operating costs of lottery authorities while increasing lottery revenues. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff and advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions. While the majority of lottery jurisdictions to date have chosen to manage the distribution and sales of tickets themselves, we have been successful in demonstrating to a number of jurisdictions that we can perform these functions more effectively. We expect that more state or foreign governments will decide to privatize or outsource various lottery operations. We have significant experience in these services and are well-positioned to offer this privatization or outsourcing option to lottery authorities.

        We have contracts for cooperative services with the states of Arizona, Delaware, Florida, Georgia, Maine, Pennsylvania, South Carolina and Tennessee. Under such contracts, we are typically paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Once our cooperative services programs are in place, replacement of these contractual arrangements may require the lottery authority to incur large conversion costs to hire and/or retrain staff and redesign and install a software system and other protocols to manage its instant ticket business.

        In June 2002, we expanded our presence in Latin America with the purchase of a 65% equity interest in Serigrafica Chilena S.A., a leading supplier of lottery tickets, prepaid phone cards and promotional games in Latin America. This purchase has enabled us to expand our share of the Latin American market for both the instant ticket and the prepaid phone card businesses. We have given the minority stockholders of SERCHI notice of our intent to purchase their minority interest at a price which is subject to determination in accordance with the shareholders agreement between the parties.

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

        On December 31, 2004, the Company acquired Printpool Honsel GmbH ("Honsel"), a German company which is the supplier of instant tickets to all of the 16 state-operated lotteries in Germany. Honsel, which also sells other lottery products, such as bet slips and paper rolls, serves customers in approximately 25 countries. We expect that our acquisition of Honsel will enable us to further expand our presence in the European lottery market.

        Lottery Systems.    We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately-operated lotteries in the U.S. and internationally. This business includes the sale of online systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors. In the U.S., we provide online lottery systems and services to 15 state lotteries.

        Our lottery systems utilize proprietary technology that is similar to that used for pari-mutuel wagering, but is specialized for lottery operations. Our systems facilitate high speed processing of online wagers as well as validation of winning online and instant play tickets, including probability-based instant lottery tickets. Our lottery business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation and online lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going operation support and maintenance services. We also provide software, hardware and support for sports betting systems and operation of credit card processing systems for non-lottery customers.

        On November 6, 2003, we acquired IGT OnLineEntertainment Systems, Inc. ("OES") from International Game Technology ("IGT"). OES operates online lottery systems in seven U.S. states and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Games System (AGS) video system contracts in six jurisdictions throughout the world, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc.

        Internationally, we have lottery systems operating in Australia, Austria, Canada, Dominican Republic, France, Germany, Italy, the Netherlands, Peru, Puerto Rico, South Korea, Switzerland and Shanghai, China.

        We also sell our lottery terminals separately from our sale of complete lottery systems. Our terminal product offerings include the EXTREMA® online lottery terminals, SciScan Technology® terminals, STAN™ self-serve terminals and Play Central™ terminals. Our EXTREMA® online terminals utilize a standard PC architecture, graphical interface touch screens for teller input without a keyboard and high speed thermal printers.

        We are a member of the consortium, Consorzio Lotterie Nazionali, consisting principally of ourselves, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under the contract, we will provide and support application software, will be the exclusive supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The contract was initially awarded in 2001, but the commencement of operations was delayed until mid-2004 by a series of protests by competing bidders.

United States Lottery Contracts

        The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2005 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2004* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$183.3	ITRS	January 2003	January 2008	2 one-year
Colorado	260.9	ITRS	July 2000	June 2005	none
Colorado(3)	140.4	Online	April 2005	October 2012	1 two-year
Connecticut	558.0	ITRS	August 2002	August 2005	2 one-year
Connecticut	349.7	Online	May 1998	May 2008	none
Delaware	25.0	ITRS	November 2000	November 2005	none
Delaware	83.8	Online & Video	September 2002	February 2010	5 one-year
District of Columbia	38.9	ITRS	December 2001	October 2005	1 one-year
Florida	1,424.3	ITRS	April 1997	September 2008	none
Georgia	1,556.7	ITRS	September 2003	September 2010	none
Illinois	780.5	ITRS	June 2002	June 2005	2 one-year
Indiana(2)	441.1	ITRS	January 2002	January 2006	2 one-year
Indiana	293.8	Online	January 1999	August 2009	none
Iowa	87.5	Online	July 2001	June 2010	1 one-year
Iowa(2)	120.7	ITRS	January 2005	December 2005	4 one-year
Kentucky(2)	385.7	ITRS	September 2002	October 2005	4 one-year
Louisiana(3)	111.4	ITRS	February 2005	October 2007	3 one-year
Maine	35.3	Online	July 2001	June 2011	none
Maine	148.6	ITRS	July 2001	June 2007	2 two-year
Maryland	1,040.4	Online	December 1995	July 2006	None
Massachusetts(2)	2,979.9	ITRS	August 2004	August 2006	3 one-year
Minnesota(1)	215.7	ITRS	(4)	(4)	(4)
Missouri(2)	455.8	ITRS	April 2001	June 2005	1 two-year
Montana	26.3	Online	March 1999	March 2006	None
New Hampshire	80.0	Online	July 2000	June 2010	None
New Jersey(1)	973.6	ITRS	November 2001	October 2006	2 one-year
New Mexico	87.0	ITRS	March 2003	March 2007	3 one-year
New Mexico	NA	Video	December 1998	December 2006	None
New York(1)	2,747.0	ITRS	November 2001	November 2006	None
North Dakota	5.8	Online	March 2004	March 2012	2 one-year
Ohio	1,161.1	ITRS	July 2001	June 2005	1 two-year
Oregon(1)(2)	135.3	ITRS	(5)	(5)	(5)
Pennsylvania	989.2	ITRS	April 1997	April 2007	None
Pennsylvania	1,365.5	Online	February 1998	December 2008	None
South Carolina	537.3	ITRS	October 2001	October 2006	None
South Carolina	412.7	Online	January 2002	December 2007	1 one-year
South Dakota	15.2	ITRS	June 2000	June 2005	None
South Dakota	18.7	Online & Video	March 1999	August 2009	None
Tennessee	361.9	ITRS	January 2004	April 2011	None
Texas	2,293.5	ITRS	September 2004	August 2007	5 one-year
Vermont	23.7	Online	July 2000	June 2010	None
Washington	278.0	ITRS	March 2000	March 2006	None
West Virginia	109.8	ITRS	June 2000	June 2005	None
West Virginia	97.1	Online	November 1999	July 2007	None
Wisconsin(2)	270.3	ITRS	July 2004	June 2006	3 one-year

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
New contract commencing in 2005.

(4)
A new two year contract was recently awarded and is in the process of finalization.

(5)
A new three year secondary instant ticket contract with three one-year renewal options was recently awarded and is in the process of finalization.

*Fiscal 2004 is the year ended June 30, 2004

**ITRS = Instant ticket and related services

**Video = Video lottery service contract

Pari-mutuel Group

        We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services and telephone and internet account wagering.

        North American Pari-mutuel Operations.    In 2004, our systems processed more than 50% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and internet account wagering systems.

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

        In addition, we may also receive an "interface fee" of 0.125% or 0.15% of Handle for combining wagers into the combined pools of host tracks whose systems we operate, depending on whether we or another vendor provides such wagering services. We hold contracts with most of the U.S.'s premier thoroughbred venues that typically attract the greatest levels of simulcast and remote wagering, and therefore generate the highest interface revenues.

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

        In other international markets, we provide pari-mutuel services similar to those provided by our pari-mutuel operations in North America. In Germany, we provide pari-mutuel wagering systems and simulcasting services to the 9 major harness racetracks, the 16 major thoroughbred racetracks, approximately 50 OTBs and approximately 120 bookmaker shops. In Ireland, we provide ongoing maintenance and operating services through 2008 to Tote Ireland Ltd., a wholly-owned subsidiary of the Irish Horseracing Authority. In Turkey, we have provided a pari-mutuel system and associated maintenance services to the Turkey Jockey Club since 1995. Beginning in 2003, we have been providing pari-mutuel services to STWK, the Poland racing organization. Our international pari-mutuel wagering services are comparable to those deployed in North America and include computer software, ticket terminals, a central processing unit, display boards and communication equipment. These services are provided under long-term contracts of five to ten years. We have generally been successful in renewing these contracts.

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

Venue Management Group

        We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 26 states. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, with four racetracks and 28 OTBs under a contract continuing through June 2005. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 21% to 32%. We also provide facilities management services to the Mohegan Sun Casino racebook in Connecticut and the Isle of Capri Lucaya Casino located on Grand Bahamas Island.

        In Connecticut, approximately $212 million was wagered in fiscal 2004 on more than 80 U.S.-based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone wagering. Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive is determined by the track where the event is held and varies by type of wager. Our weighted average commission, based on Handle, for our Connecticut operations is approximately 21%. We also provide an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its racebook located at the Mohegan Sun Casino in Uncasville, Connecticut under a seven-year agreement. We believe this racebook is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals. We have also entered into a five year contract to provide the same simulcasting and pari-mutuel services to the Isle of Capri Lucaya Casino located on Grand Bahamas Island.

        We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2005. We currently operate 28 OTBs throughout the Netherlands, four on-track OTBs, as well as at four tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 30%.

Telecommunications Products Group

        We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We have approximately 25% of the fragmented European market for prepaid cellular phone cards and we believe we are the largest supplier of paper-based prepaid phone cards in the world. To deter fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We sell our prepaid phone cards to phone companies for a per unit price.

        For additional information concerning our business and geographic segments, see Note 18 to the Consolidated Financial Statements.

Contract Procurement

Lottery Group

        Government operated lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation". Lotteries select an instant ticket or online supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency may give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year.

Pari-mutuel Group

        Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process, spanning from specification development to contract negotiation and award. In recent years, there has been continued consolidation of racetrack ownership, which may increase the competitive nature of the contract procurement process. Our contracts for the provision of pari-mutuel systems services in North America are typically for terms of five years. In addition, our ancillary pari-mutuel services, such as simulcasting, are typically provided under one-year contracts. Historically, we have been successful in renewing most of our largest pari-mutuel contracts as they have come due for renewal.

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

        We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products, including Winner's Choice™, Play Central™, Terra 2000®, SciScan Technology®, Aegis™, PROBE®, EXTREMA®, SGI-NET™, ECLIPSE™, NASRIN®, QUANTUM™, SAM®, STAN™, MAX®, TINY TIM®, On the Wire®, Autotote.com™ and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

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

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard. We are not aware of any pending claims of infringement regarding our patents, trademarks or other intellectual property in any of our current businesses. We are aware of a pending claim against us alleging infringement of two third party patents, as set forth in the Legal Proceedings discussion below.

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

Production Processes; Sources and Availability of Components

        Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions which are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and therefore, should, not be dependent on any particular supplier.

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

        We normally have sufficient lead time between reaching an agreement to provide a lottery or pari-mutuel wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet its requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors' lead times and is also consistent with the needs of our customers.

Competition

Lottery Group

        The instant ticket and online lottery business is highly competitive, and our business faces competition from a number of domestic and foreign instant ticket manufacturers, online lottery system providers and other competitors, some of whom have substantially greater financial resources than we do. Our business continues to operate in a period of intense price-based competition. The award of contracts by state officials is influenced by factors including price, the ability to optimize lottery revenues through game design, technical capability, marketing capability and applications, the quality, dependability and upgrade capability of the network, production capacity, the security and integrity of the vendor's production operations, the experience, financial condition and reputation of the vendor and the satisfaction of other requirements and qualifications that lottery authorities may impose. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award.

        We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, or Pollard, Oberthur Gaming Technologies, or OGT, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., or Creative Games, a subsidiary of Canadian Bank Note Company, Ltd. We estimate that the retail sales value of our U.S. customer base was approximately 67% of total U.S. instant ticket retail sales in 2004. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, Pollard, OGT and Creative Games.

        Our principal competitors in the U.S. online lottery systems business are GTech Corporation (with approximately 72% of the U.S. market based on retail sales) and Intralot Technologies, Inc. GTech is also our major competitor in the international online market with the balance of the market being served by Interlott Technologies, Inc., EssNet AB, International Lottery and Totalizator Systems, Inc. and a few other companies.

Pari-mutuel Group

        Our pari-mutuel operations face significant competition from other operators in the pari-mutuel business, other gaming venues such as casinos and state sponsored lotteries and other forms of legal and illegal gaming. In addition, in recent years the ownership of racetracks increasingly has been consolidated thereby strengthening their ability to negotiate price and other terms. We compete primarily on the basis of the design, performance, reliability and pricing of our products as well as customer service. To effectively compete, we expect to make continued investments in product development and/or acquisitions of technology.

        Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and United Tote Company. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services to the racing industry. Current and future competitors in internet-based wagering include YouBet.com and TVG.

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

Security

        Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. We constantly assess the adequacy of our security systems to protect against any material loss to any of our customers. During 2004, we created the offices of Chief Security Officer and VP Security and Compliance with responsibilities for overseeing our security systems and procedures.

        In our pari-mutuel business, we employ numerous security measures, including physical security, operational controls and computer system security measures. These measures include, but are not limited to, the installation of software designed to scan all wagering pools in connection with multi-race wagers after each race of a multi-race wager and deployment of a control system that runs in parallel with our totalizator systems, records data in real time and allows for third party review of all data against the live system.

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

        As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Although we have not uncovered any practical, economically feasible way to breach the security of our instant tickets or online lottery games that could result in a material loss to any of our customers, no assurances can be given that security breaches will not occur.

Employees

        As of December 31, 2004, we employed approximately 3,550 persons. Most of our U.S. pari-mutuel employees involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2005. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union. Our lottery employee groups are represented by two labor unions: our employees in Austria are represented by a Worker's Council, which is typical of many European companies; and at the United Kingdom facility, approximately 320 employees are members of the Graphic Paper and Media Union.

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

        We have developed and implemented an extensive internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is managed on a day-to-day basis by the Vice President—Chief Counsel, Compliance and the Vice President—Security and Compliance and is overseen by the Compliance Committee authorized by our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Lottery Operations

        At the present time, 43 U.S. jurisdictions, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually fixed by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of the vendors of equipment and services and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

        To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its officers and directors, its subsidiaries and affiliates and its principal shareholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

        The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also extensively regulated, although this regulation usually varies from that prevailing in the U.S. Restrictions are frequently imposed on foreign corporations seeking to do business in such jurisdictions and, as a consequence, we have, in a number of instances, allied ourselves with local companies when seeking foreign lottery contracts. Laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to certain casinos located in Atlantic City, New Jersey, it must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission has traditionally waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue. There can be no assurance, however, that the Casino Commission will waive any qualification requirement for any holder.

        The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

        As a consequence of our sale of our Series A Preferred Stock, in 2000 the Casino Control Act required our subsidiary that held a casino service industry license to relinquish said license upon the closing of that sale and apply anew for licensure. We obtained preliminary approval from the New Jersey Racing Commission and transactional waivers from the Casino Commission that allow us to continue providing services to Atlantic City casinos pending investigation of the new application that we filed and until our subsidiary is relicensed and our directors, officers and certain security holders are qualified. We believe that all the foregoing actions will be satisfactorily concluded in due course. However, there can be no assurance that this will be the case, and our failure to obtain any of the foregoing approvals could have a material adverse effect on us or our business plans.

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB to 26 states.

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

        Twenty-seven U.S. states and Puerto Rico authorize wagering on VGMs or VLTs at casinos, riverboats, racetracks and/or other licensed facilities. Although some states, currently restrict VGMs or VLTs to already existing wagering facilities, others permit these devices to be placed at bars and restaurants as well. Several Native American tribes throughout the U.S. are also authorized to operate these devices on reservation lands. In addition, all of the Canadian provinces and various foreign countries have authorized their use. The expansion of these wagering devices represents a growing area in the wagering industry.

        Companies that manufacture, sell or distribute VGMs or VLTs or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (ii) to ensure the integrity and randomness of the machines, and (iii) to prohibit the use of VGMs or VLTs at unauthorized locations or for the benefit of undesirable individuals or entities. The regulations governing VGMs and VLTs generally resemble the pari-mutuel regulations in all the basic elements described above.

        We have been licensed in certain jurisdictions and may apply for all necessary licenses in jurisdictions that may now or in the future authorize video gaming or video lottery operations. We cannot predict the nature of the regulatory schemes or the requirements that will be adopted in any of these jurisdictions, nor whether we or any of our subsidiaries can obtain any required licenses and equipment certifications or will be found suitable.

Simulcasting

        The Federal Communications Commission regulates the use and transfer of earth station licenses used to operate our domestic simulcasting operations.

        At present, 43 U.S. states, Puerto Rico, all of the Canadian provinces, Mexico and many other foreign countries authorize interstate and/or intrastate pari-mutuel wagering, which may involve the simulcasting of the races in question. Licensing and other regulatory requirements associated with such simulcasting activities are similar to those governing pari-mutuel wagering and are generally enforced by pari-mutuel regulators. In addition, contracts with host tracks whose races are simulcast by us to other facilities within or outside the jurisdictions in which such races are held may be subject to approval by regulatory authorities in the jurisdictions from and/or to which the races are simulcast. We believe that we are in substantial compliance with applicable regulations and that we, and/or the appropriate third parties, have entered into contracts and obtained the necessary regulatory approvals to conduct current simulcast operations lawfully.

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

        The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off-track pari-mutuel wagering system in Nevada, the operation of an off-track pari-mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act; and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, or Nevada Commission, the Nevada State Gaming Control Board, or Nevada Board, and various local, city and county regulatory agencies, collectively the Nevada gaming authority.

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

        We are an applicant for registration by the Nevada Commission as a publicly traded corporation and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various wholly-owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor and operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system. As a registered corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our subsidiaries operating in Nevada without first obtaining licenses and approvals from the Nevada gaming authorities. We and our subsidiaries operating in Nevada have or will apply to the Nevada gaming authorities for the various registrations, approvals, permits, findings of suitability and licenses in order to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada. The following regulatory requirements will apply to us and our subsidiaries operating in Nevada if we and our subsidiaries are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

        We and our subsidiaries operating in Nevada will be required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our subsidiaries operating in Nevada will be required to be reported to or approved by the Nevada Commission. If we are licensed by the Nevada gaming authorities, any (i) guarantees issued by our subsidiaries operating in Nevada in connection with any public financing; (ii) hypothecation of the assets of our subsidiaries operating in Nevada as security in connection with any public financing; and/or (iii) pledges of the equity securities of our subsidiaries operating in Nevada as security in connection with any financing will require the approval of the Nevada Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our subsidiaries operating in Nevada, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our subsidiaries operating in Nevada, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning or suspension of the licenses held by us and our subsidiaries operating in Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a registered corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the registered corporation's corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the registered corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.

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

        Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, collectively licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	59	Chairman of the Board, President and Chief Executive Officer
Martin E. Schloss	58	Vice President, General Counsel and Secretary
DeWayne E. Laird	57	Vice President, Chief Financial Officer and Controller
William J. Huntley	55	Vice President of Lottery Systems and President, SGI Systems
Cliff O. Bickell	62	Vice President of Printed Products and President, SGI Printed Products
Robert C. Becker	46	Vice President and Treasurer
Sally L. Conkright	52	Vice President of Organizational Development

        A. Lorne Weil has been Chairman of our board of directors since October 1991, our Chief Executive Officer since April 1992 and our President since August 1997. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Previously, Mr. Weil was Vice President of Corporate Development at General Instrument Corporation, working with wagering and cable systems.

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

        William J. Huntley has served as Vice President of Lottery Systems since October 2002 and as President of the Systems Division of Scientific Games International, Inc. since September 2000. He has also served as President of SG Racing since January 1, 2005. Previously, Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. He served as Vice President of Autotote Systems, Inc. from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

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

  •
  Our code of business conduct and ethics, which applies to all of our officers, directors and employees.

ITEM 2.    PROPERTIES

        The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/leased	Purposes
Corporate	New York, NY Newark, DE	21,700 8,000	Leased Leased	Corporate Headquarters Administration
Pari-Mutuel	Essen, Germany Alpharetta, GA Ballymahon, Ireland Various cities, France Various cities, Germany	15,000 32,000 15,000 5,000 16,000	Leased Leased Leased Leased Leased	Administration and operations Warehouse and office space Manufacturing and warehouse Administration and operations Warehouse and office space
Venue Management	Various cities, CT New Haven, CT Windsor Locks, CT New Haven, CT Den Haag, Netherlands Various cities, The Netherlands	55,000 2,000 39,000 55,000 5,000 25,700	Leased Leased Owned Owned Leased Leased	OTB facilities Administration OTB facility OTB facility, administration and operations Administration and operations OTB facilities
Lottery
Rocky Hill, CT
Barre, VT
Concord, NH
Helena, MT
Urbandale, IA
Gardner, ME
Orlando, FL
Blythewood, SC
Vienna, Austria
Various U.S. Cities
Santiago, Chile

Bielefild, Germany
    (Honsel)
Alpharetta, GA
Duluth, GA
Phoenix, AZ
Middletown, PA
La Vergne, TN
Clifton, NJ
Baltimore, MD
Harrisburg, PA
Dover, DE
Indianapolis, IN
Charleston, WV
Arden Hills, MN
Sharon Hills, PA
Hato Rey, PR
Orlando, FL
	Various cities, FL	17,000 3,100 5,400 3,900 35,000 10,000 50,000 20,000 47,300 54,000 47,000 79,000 350,000 48,000 22,000 35,100 23,600 62,000 27,600 24,700 23,600 20,000 18,500 17,900 12,000 35,000 32,800 38,000	Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Owned Owned Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased
Administration and operations
Administration
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Warehouse space and operations
Administration, operations, warehousing and
    manufacturing
Administration, operations, warehousing and
    manufacturing
Manufacturing and administration
Warehouse space
Administration and warehouse
Administration and warehouse
Administration and warehouse
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Administration and operations
Operations
Administration and operations
Administration and operations
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

        In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss Etesa's pending lawsuit against SGI seeking the collection of amounts that Etesa claims are owed by SGI. By decision dated August 2003, of which SGI received notice in January 2004, such denial was upheld by the Council of State, the highest appellate court with jurisdiction over this matter. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia, the highest authority for these types of disputes.

        SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud's claims. We intend to vigorously pursue these defenses as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        In or about December 2003, a class action complaint (Jimmy Allard, on behalf of himself and all others similarly situated v. Autotote/Scientific Games Corporation, (Los Angeles Superior Court, Case No. BC286382)): was filed against us in Los Angeles Superior Court. The complaint alleged, among other things, negligence by the Company with respect to the Company's processing of horse racing betting transactions. In June 2004, after the Company filed various motions, plaintiff filed a Request for Dismissal. In September 2004, the Court dismissed the case with prejudice as against Jimmy Allard and without prejudice as against the unnamed class members. The Company incurred no material liability in connection with this suit.

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

        We are also aware that on December 30, 2004 Gtech filed a complaint against us and others in a state court in Texas (GTECH Holdings Corporation and GTECH Corporation v. Scientific Games International, Inc., et al. (Travis County, Texas, 98th Judicial District, Case No. GN 500002)) alleging among other things dissemination of false and defamatory statements concerning Gtech and its business in Mexico and elsewhere, and that we were disqualified from Mexican bid procurements for online lottery services. We believe those claims lack merit and would contest them vigorously, but we have not been served or received any formal notice of action and do not know whether it will be pursued.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER
                   PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
October, 2004	—	—	—	N/A
November, 2004	6,097	$23.22	—	N/A
December, 2004	—	—	—	N/A

(1)
The Company permits employees to satisfy the exercise price and/or withholding taxes associated with employee stock options by surrendering shares that have been held for at least six months. During the fourth quarter of 2004, a total of 6,097 shares with a market value of $23.22 per share were surrendered to the Company in connection with an employee stock option exercise.

        Since January 29, 2002, our outstanding common stock has been listed for trading on the Nasdaq National Market under the symbol "SGMS". Our common stock was previously traded on the

American Stock Exchange. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2003 (January 1, 2003-December 31, 2003)
First Quarter	7.41	4.85
Second Quarter	9.35	5.13
Third Quarter	12.35	8.22
Fourth Quarter	16.97	11.57
Fiscal 2004 (January 1, 2004-December 31, 2004)
First Quarter	19.04	14.98
Second Quarter	21.48	17.15
Third Quarter	19.66	16.01
Fourth Quarter	24.55	18.66
Fiscal 2005
First Quarter through March 14, 2005	26.48	22.50

        On March 14, 2005, the last reported sale price for our common stock on the Nasdaq National Market was $22.70 per share. There were approximately 1,415 holders of record of our common stock as of March 14, 2005.

        We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our 6 1/4% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined) are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        Selected historical financial data presented below as of and for the year ended October 31, 2000, the two months ended December 31, 2000 and the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements which have been audited by KPMG LLP, independent registered public accounting firm. Selected financial data presented below as of and for the years ended December 31, 2003 and 2004 have been derived from our audited consolidated financial statements which have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The following financial information reflects the acquisitions of certain businesses during the period 2000 through 2004, including the acquisition of SGHC since September 6, 2000, the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI") since June 5, 2002, the acquisition of MDI Entertainment, Inc. since January 10, 2003, the acquisition of IGT OnLine Entertainment Systems, Inc. ("OES") since November 6, 2003 and the acquisition of Honsel on December 31, 2004. In connection with the acquisition of SGHC, we changed our fiscal year from an October 31 year-end to a calendar year-end, beginning with the year ended December 31, 2001. As a result, the following summary presents selected financial data for the year ended October 31, 2000, the two-month transition period ended December 31, 2000 and the years ended December 31, 2001, 2002, 2003 and 2004. These data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

			Year Ended December 31,
	Year Ended October 31, 2000(a)	Two Months Ended December 31, 2000
			2001	2002		2003	2004(f)
Selected Statement of Operations Data:
Operating Revenues:
Services	$186,520	57,584	364,567	382,818		452,564	590,984
Sales	46,828	9,007	75,674	72,435		108,347	134,511

	233,348	66,591	440,241	455,253		560,911	725,495

Costs and Expenses:
Cost of services	126,601	39,592	231,285	221,038		247,730	318,989
Cost of sales	29,299	5,547	47,158	47,412		76,082	92,231
Amortization of service contract software	1,765	517	4,366	4,930		5,312	5,799
Selling, general and administrative	35,664	9,902	56,695	63,132		80,074	105,274
Depreciation and amortization(i)	25,735	7,755	49,132	37,905		42,373	55,478
Interest expense	31,231	8,790	50,363	44,842	(c)	26,397	30,952
Other (income) expense	(456)	(247)	37	636		1,184	(748)
Equity in loss of joint venture	—	—	—	—		—	6,060	(g)
Early extinguishment of debt	12,567 (b)	—	—	22,501	(d)	293	16,868	(h)

Total costs and expenses	262,406	71,856	439,036	442,396		479,445	630,903

Income (loss) before income tax expense (benefit)	(29,058)	(5,265)	1,205	12,857		81,466	94,592
Income tax expense (benefit)	1,603	(465)	6,067	(26,875)	(e)	29,319	28,850

Net income (loss)	(30,661)	(4,800)	(4,862)	39,732		52,147	65,742
Convertible preferred paid-in-kind dividend	1,014	1,143	7,051	7,484		7,661	4,721

Net income (loss) available to common stockholders	$(31,675)	(5,943)	(11,913)	32,248		44,486	61,021

Basic and diluted income (loss) per share:
Basic net income (loss) available to common stockholders(i)	$(0.86)	(0.15)	(0.30)	0.64		0.74	0.84

Diluted net income (loss) available to common stockholders(i)	$(0.86)	(0.15)	(0.30)	0.50		0.59	0.72

Weighted average number of shares used in per share calculation:
Basic shares	36,928	40,025	40,340	50,221		60,010	73,014

Diluted shares	36,928	40,025	40,340	80,151		88,143	90,710

Selected Balance Sheet Data (End of Period):
Total assets	$608,449	598,527	585,796	636,789		962,989	1,092,023
Total long-term debt, including current installments	$443,834	440,680	439,735	360,529		532,163	610,878
Stockholders' equity	$34,645	28,593	20,240	168,770		237,152	300,564

The following notes are an integral part of these selected historical consolidated financial data.

  (a)
  In the fourth quarter of the fiscal year ended October 31, 2000, we recognized unusual interest expense charges in the amount of $7,511 attributable to payments, in the form of warrants to purchase 2,900 shares of common stock to certain financial advisors in connection with their services in obtaining certain financial commitments to acquire SGHC, $1,200 of additional interest expense as a result of the required prefunding of our 12 1/2% Senior Subordinated Notes, and approximately $2,300 of incremental business integration costs as a result of the acquisition of SGHC. We also recorded a $1,135 write-off of our option to purchase Atlantic City Race Course as a result of the New Jersey legislature's failure to pass the necessary legislation to allow OTB expansion in the state and recorded a charge related to an early extinguishment of debt of $12,567 in connection with the write-off of deferred financing fees and payment of the call premium on our 10 7/8% Series B Senior Notes due August 1, 2004.

  (b)
  Reflects early extinguishment of debt costs of $12,567 incurred in connection with the write-off of deferred financing fees and payment of the call premium on the repayment of our 10 7/8% Series B Senior Notes.

  (c)
  Includes $3,300 in debt restructuring charges related to interest rate swaps that were settled in connection with the refinancing of our 2000 senior secured credit facility (the "2000 Facility").

  (d)
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

  (e)
  Includes an income tax benefit of $32,900 from the recognition of net operating loss carryforwards ("NOL") at December 31, 2002.

  (f)
  Includes approximately $3,100 of non-recurring charges in the pari-mutuel segment.

  (g)
  Reflects a $6,060 charge for our share of the startup costs for the Italian joint venture that began selling instant tickets in 2004.

  (h)
  Includes early extinguishment of debt costs of $16,868 incurred in connection with the write-off deferred financing fees related to our refinancing of the 2003 Facility and the payment of $6,862 of redemption premium for the purchase of most of our 12 1/2% Senior Subordinated Notes.

  (i)
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

        The following table compares the pro forma net income (loss) available to common stockholders for the years ended October 31, 2000, the two months ended December 31, 2000, and the year ended December 31, 2001, adjusted to reflect the adoption of SFAS 142 as if it had occurred at the beginning of the periods presented, to the reported net income (loss) available to common stockholders for the years ended December 31, 2002, 2003 and 2004:

	Year Ended October 31,	Two Months Ended December 31,	Year Ended December 31,
	2000	2000	2001	2002	2003	2004
	Pro Forma	Pro Forma	Pro Forma	As Reported	As Reported	As Reported
Adjusted income available to common stockholders:
Adjusted income (loss)	$(27,927)	(3,335)	5,251	39,732	52,147	65,742

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,478)	(1,800)	32,248	44,486	61,021

Adjusted earnings per share amounts—basic and diluted:
Adjusted net income (loss) per share available to common stockholders:
Basic	$(0.78)	(0.11)	(0.04)	0.64	0.74	0.84

Diluted	$(0.78)	(0.11)	(0.04)	0.50	0.59	0.72

Shares used in calculating adjusted per share amounts:
Basic	36,928	40,025	40,340	50,221	60,010	73,014

Diluted	36,928	40,025	40,340	80,151	88,143	90,710

Reconciliation of reported net income to adjusted net income:
Reported net income (loss) available to common stockholders	$(31,675)	(5,943)	(11,913)	32,248	44,486	61,021
Add back:
Amortization of goodwill and intangible assets with indefinite lives, net of tax benefit	2,734	1,465	10,113	—	—	—

Adjusted net income (loss) available to common stockholders	$(28,941)	(4,478)	(1,800)	32,248	44,486	61,021

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Background

        We are a leading worldwide provider of services, systems and products to both the lottery and the pari-mutuel wagering industries based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world's only fully integrated lottery service provider, offering lottery authorities online lottery systems, instant tickets and cooperative services programs. We operate primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

        On December 31, 2004, we acquired Printpool Honsel GmbH ("Honsel"), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries which operate in Germany. Honsel, which also sells other lottery products such as bet slips and paper rolls, serves customers in approximately 25 countries. We expect that our acquisition of Honsel will enable us to further expand into the European lottery market. The purchase price was approximately $21.0 million in cash and up to approximately $10.5 million in cash upon the achievement of certain performance levels over the next five years. The acquisition was recorded using the purchase method of accounting. A portion of the purchase price is subject to the satisfaction of certain performance benchmarks. No operating results of Honsel have been included in our 2004 consolidated operating results. Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company's pro forma operating results for the year ended December 31, 2004 would not have been materially different from the actual reported results. The preliminary estimate of goodwill of $9.5 million from the acquisition of Honsel is not deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities and debt were included in the preliminary purchase price allocation.

        On November 6, 2003, we acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology. OES operates online lottery systems in seven states and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Games System (AGS) video system contracts in six jurisdictions, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games. Upon consummation of the acquisition, we changed the name of OES to Scientific Games Online Entertainment Systems, Inc. The excess of the $143.0 million purchase price, plus expenses and a working capital payment of approximately $7.0 million, over the fair values of the net assets acquired is approximately $95.1 million and has been recorded as goodwill. The operating results of OES have been included in the Company's consolidated operating results since the date of acquisition. Had the operating results of OES been included as if the transaction had been consummated on January 1, 2003, the Company's pro forma revenue and net income available to common shareholders for the twelve months ended December 31, 2003 would have been $688.0 million and $49.3 million, respectively.

        On January 17, 2003, we completed the acquisition of MDI Entertainment, Inc. ("MDI") through (i) a tender offer at $1.60 per share, in cash, (ii) the purchase of shares from MDI's President and Chief Executive Officer pursuant to a separate stock purchase agreement and (iii) a merger, whereby the remaining eight percent of MDI common shares was converted into the right to receive $1.60 per share in cash. With the purchase of MDI, we significantly expanded our offerings of licensed branded products and prize fulfillment and related services. MDI focuses on helping lotteries attract players to new kinds of tickets and second chance games that allow players to win merchandise, such as Harley-Davidson motorcycles and trips and prizes such as tickets to NBA playoff games. Our portfolio of licensed brands now includes Hasbro, Mandalay Bay, NBA, Harley-Davidson, Wheel-of-Fortune, and many others. The exclusive licenses from Hasbro include Monopoly®, Battleship® and Scrabble®. The acquisition of MDI has enabled us to further expand the use of branded games and prize fulfillment services to continue to help our customers generate revenues to meet the needs of their beneficiaries. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the approximately $23.0 million purchase price over the fair values of the net assets acquired is approximately $22.2 million and has been recorded as goodwill. The operating results of MDI have been included in our consolidated operating results since January 10, 2003. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, our pro forma operating results for the year ended December 31, 2003 would not have been materially different from the actual reported results.

        On June 5, 2002, we completed the acquisition of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, we changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3.9 million in cash and up to $4.4 million in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. In 2003 and 2004 we paid an additional $0.9 and $1.2 million in cash for achievement of certain financial performance levels in 2002 and 2003. The acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. We have given the minority stockholders of SERCHI notice of our intent to purchase their minority interest at a price which is subject to determination in accordance with the shareholders agreement between the parties. Although no definitive agreement has been reached, a March 11, 2005 memorandum of understanding between the parties contemplates total payments of approximately $23.9 million, including the purchase price of the minority interest, the balance of the purchase price for the 2002 acquisition, repayment of a prior loan to SERCHI from minority shareholders and dividends.

        Our revenues are derived from two principal sources: service revenues and sales revenues. Service revenues are generally earned pursuant to multi-year contracts to provide instant ticket and related services and online and pari-mutuel wagering systems and services, or are derived from wagering by customers at facilities we own or lease. We believe our service revenues are recurring in nature. Sales revenues are derived from sales of prepaid phone cards and from the sale of wagering systems, equipment, and software licenses.

        Our Lottery Group derives revenues from the sale of instant lottery tickets and related services and the sale or operation of online lottery and VLT control systems. In 2004, our Lottery Group had a 67% share of the United States instant ticket lottery market. In the instant ticket business, we typically sell our tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold by a state lottery. In the online lottery market in the United States, we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets; in international markets, we generally sell our lottery systems to the lottery operators. Our instant ticket customers include 29 of the 40 U.S. states including the District of Columbia, that currently sell instant lottery tickets and we have sold instant tickets and related services to lotteries in over 50 countries.

        Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In addition, this division includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business line also includes software, hardware and support service for sports betting and credit card processing systems. We have contracts to operate online lottery systems for 15 of the 43 U.S. jurisdictions, and we believe we are the second largest online lottery provider in Europe.

        Our Pari-mutuel Group is a leading worldwide provider of wagering systems to the pari-mutuel wagering industry, to which we also provide related race broadcasting and telecommunications services. Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel services, simulcasting and communications services, as well as sales of pari-mutuel systems and equipment. We provide our systems and services to thoroughbred, harness and greyhound racetracks, OTBs, casinos, jai alai frontons and other establishments where pari-mutuel wagering is permitted. We are generally paid a percentage of all racing industry wagers, or Handle, processed by our wagering systems, and we receive a service fee for our satellite communications services on a per event or a monthly subscription basis. In 2004, our systems processed over 50% of the estimated $20 billion in pari-mutuel wagering conducted on racing in North America.

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

        Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of 65% of the equity of SERCHI in 2002, the acquisition of MDI in January 2003, the acquisition of OES in November 2003 and the acquisition of Honsel in December 2004, all of which were accounted for as purchases, affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements).

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

  •
  loss of a significant customer.

        When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of capital, or by a comparison to third party indications of fair market value. At December 31, 2004, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $718 million.

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets("SFAS 142"), we ceased amortizing goodwill and intangible assets determined to have indefinite useful lives as of January 1, 2002. Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and SFAS 142 require that we evaluate our existing goodwill and intangible assets and make any necessary reclassifications to conform with the new criteria outlined in SFAS 141 and SFAS 142. We completed our assessment of goodwill and intangible assets in the second quarter of 2002, and we made all necessary reclassifications to goodwill in accordance with the provisions of SFAS 142. No material adjustments were made to the goodwill and intangible assets balances at December 31, 2001. We also evaluated the remaining useful lives of the intangible assets that will continue to be amortized and have determined that no revision to those useful lives is necessary. We performed an annual impairment test for fiscal 2003 and 2004, and no adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2003 or 2004.

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

Internal Control over Financial Reporting

        During 2004, we held a minority equity interest in an incorporated Italian consortium (which was formed in 2003 and began operations in mid-2004) that was accounted for under the cost basis of accounting. Subsequent to year end, we determined that because we had a 20% equity interest in an entity of that type, our pro-rata share of losses of the consortium in 2004 should have been recognized using the equity method of accounting. An adjustment for this matter along with certain other adjustments related to non-routine or complex accounting matters, which in the aggregate were material to the financial statements, were necessary to fairly present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States. As a result, when we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2004, we had a material weakness in the design of internal controls because we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of the Italian consortium.

        We are in the process of remediating this weakness by adding additional personnel resources to our financial staff and expect to enter into arrangements with certain outside accounting firms to provide additional U.S. GAAP resources for non-routine or complex accounting matters that may arise in the future.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        The following analysis compares our results of operations for the year ended December 31, 2004 to the results for the year ended December 31, 2003.

	Year Ended December 31, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$451,056	78,397	61,531	—	590,984
Sales revenues	62,506	4,140	—	67,865	134,511

Total revenues	513,562	82,537	61,531	67,865	725,495

Cost of service	229,502	44,780	44,707	—	318,989
Cost of sales	40,041	2,381	—	49,809	92,231
Amortization of service contract software	3,338	2,461	—	—	5,799

Total operating expense	272,881	49,622	44,707	49,809	417,019

Gross profit	240,681	32,915	16,824	18,056	308,476
Selling, general and administrative expenses	58,630	9,495	4,084	6,313	78,522
Depreciation and amortization	38,470	10,808	1,951	3,305	54,534

Segment operating income	$143,581	12,612	10,789	8,438	175,420

Unallocated corporate selling, general and administrative costs and depreciation and amortization					27,696

Consolidated operating income					$147,724

Interest expense					$30,952

	Year Ended December 31, 2003
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347

Total revenues	362,505	86,197	63,946	48,263	560,911

Cost of service	159,447	43,476	44,807	—	247,730
Cost of sales	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312

Total operating expenses	203,278	48,631	44,807	32,408	329,124

Gross profit	159,227	37,566	19,139	15,855	231,787
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668

Segment operating income	93,370	14,640	13,735	8,227	129,972

Unallocated corporate selling, general and administrative costs and depreciation and amortization					20,632

Consolidated operating income					$109,340

Interest expense					$26,397

Revenue Analysis

        For the year ended December 31, 2004, revenues of $725.5 million improved $164.6 million or 29% overall as compared to the prior year, reflecting a $138.4 million or 31% increase in service revenue and a $26.2 million or 24% increase in sales revenue.

        The increase in service revenue for the year ended December 31, 2004 was primarily attributable to a $143.2 million or 47% increase in revenues in the Lottery Group as compared to the prior year, the majority of which is attributable to a full year of operations of OES, representing approximately $112 million year over year increase. The balance of the increase reflects continued strong demand for instant tickets and branded lottery products in the U.S. markets. Approximately, $31 million is attributable to improvements in lottery sales, reflecting governments' continuing confidence in lotteries to support government sponsored programs. Pari-mutuel group service revenues were approximately $2.4 million lower than the prior year period. Approximately $1.0 million of this decline was the result of one-time adjustments. The balance of the revenue declines are attributable to lower Handle in the domestic and foreign pari-mutuel business and a decrease in transponder lease revenue of approximately $0.7 million as a result of the elimination of an extra transponder at the end of 2003. Venue Management Group service revenues decreased approximately $2.4 million or 4% compared to the prior year largely attributable to a smoking ban in Connecticut that became effective at the beginning of the second quarter of 2004.

        The $26.2 million increase in sales revenue for the year ended December 31, 2004 is primarily attributable to the $19.6 million increase in the Telecommunications Products Group. The increase reflects increased sales to emerging markets such as Africa, combined with favorable foreign exchange rates. The $7.8 million increase in the Lottery Group reflects higher levels of systems and equipment sales, mostly attributable to OES. These increases were partially offset by an approximately $1.3 million decrease in sales revenue in the Pari-mutuel group.

Gross Profit Analysis

        Gross profit of $308.5 million for the year ended December 31, 2004 increased $76.7 million or 33% as compared to the prior year, reflecting a $66.7 million or 33% improvement in service revenues gross profit, and a $10.0 million or 31% improvement in sales revenues gross profit. Margin improvements related to service revenues as compared to the prior year period were primarily attributable to the Lottery Group, reflecting continued cost reduction efforts coupled with higher revenues, along with synergies of the OES acquisition. The Pari-Mutuel Group posted lower margins on service revenues of $3.8 million as a result of approximately $3.1 million of non-recurring charges and lower Handle-based revenue. Venue Management also reported lower margins of $2.3 million as a result of the decreased revenue discussed above.

        The majority of the improvement of the sales revenues gross profit for the year as compared to 2003 is attributed to the mix of product sales within the Lottery Group. The Telecommunications Group recorded $2.2 million higher margin on increased sales revenue compared to the prior year as a result of increased sales volume into emerging markets. The Pari-Mutuel Group only slightly offset the gains in the Lottery and Telecommunication Groups with a decrease of $0.9 million compared to 2003.

        Gross margins improved from 41% in 2003 to 43% in 2004.

Expense Analysis

        Selling, general and administrative expenses of $105.3 million for the year ended December 31, 2004 were $25.2 million or 31% higher than for 2003. This increase is primarily due to incremental selling, general and administrative expenses in the Lottery Group from the addition of OES for the full year. Also included is an increase of approximately $4.5 million for legal and consulting fees relating to the international tax restructuring costs and Sarbanes-Oxley compliance efforts.

        Depreciation and amortization expense, including amortization of service contract software, of $61.3 million for the year ended December 31, 2004 increased $13.6 million or 29% from 2003, primarily due to the acquisition of OES and the amortization of deferred installation costs of new lottery contracts.

        Interest expense of $31.0 million for the year ended December 31, 2004 increased $4.6 million or 17% from 2003, primarily as a result of the increased debt in November 2003. (See "Liquidity, Capital Resources and Working Capital.")

        Equity in loss of joint venture of $6.1 million results from the launch of the Italian Gratta e Vinci instant lottery during 2004. Such charge represents our share of the losses of the consortium in 2004.

Income Tax Expense

        Income tax expense of $28.9 million for the year ended December 31, 2004 decreased $0.4 million from the tax expense of $29.3 million for the year ended December 31, 2003. This decrease is attributable to the financial statement income tax provision decreasing to approximately 30.5% in 2004 from approximately 36% in 2003, partially offset by higher financial statement income. The 2004 income tax provision reflects the benefits of an international tax restructuring initiated in 2004 and the benefit of certain foreign tax credits, and a decrease in the valuation allowance for deferred tax assets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The following analysis compares our results of operations for the year ended December 31, 2003 to the results for the year ended December 31, 2002.

	Year Ended December 31, 2003
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347

Total revenues	362,505	86,197	63,946	48,263	560,911

Cost of service	159,447	43,476	44,807	—	247,730
Cost of sales	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312

Total operating expenses	203,278	48,631	44,807	32,408	329,124

Gross profit	159,227	37,566	19,139	15,855	231,787
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668

Segment operating income	93,370	14,640	13,735	8,227	129,972

Unallocated corporate selling, general and administrative costs and depreciation and amortization					20,632

Consolidated operating income					$109,340

Interest expense					$26,397

	Year Ended December 31, 2002
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
	(in thousands)
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs and depreciation and amortization					18,766

Consolidated operating income					$80,836

Interest expense					$44,842

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

Liquidity, Capital Resources and Working Capital

        In November 2004, we conducted a tender and consent solicitation for the $65.6 million outstanding balance of our 12 1/2% Senior Subordinated Notes ("2000 Notes"). In December 2004, we entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of our debt, lower our average cost of borrowing, and reduce our exposure to rising interest rates. We sold $275.0 million of 0.75% convertible subordinated notes due 2024 (the "Convertible Debentures"), sold $200.0 million of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), and entered into a new senior secured credit facility (the "2004 Facility") which consists of a $250.0 million revolving credit facility due December 2009 and a $100.0 million Term Loan B due December 2009, (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the "2004 Securities"). The proceeds of the 2004 Securities, net of fees and expenses, were used to redeem approximately $57.9 million of the 2000 Notes, to pay the related $6.9 million redemption premium and consent fee related to these redemptions, and to replace our existing senior secured credit facility (the "2003 Facility"). The 2004 Facility contains certain financial covenants which are described below. At December 31, 2004, approximately 21% of our debt, representing approximately $128.2 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in the interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.2 million per year in our interest expense assuming no change in our outstanding borrowings.

        Concurrently with the sale of the Convertible Debentures, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the Convertible Debentures. Under the five year term of the bond hedge, the sellers of the option (the "counterparties") will deliver to the Company upon the Company's exercise of such options a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of the Company's Class A Common Stock exceeds $29.10 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Debentures is approximately 9,450,000 shares. The bond hedge provides for net share settlement upon exercise.

        The cost of the purchased bond hedge of $67.2 million was partially offset by the sale of warrants (the "warrants") for $37.9 million to acquire up to approximately 9,450,000 shares of the Company's Class A Common Stock to the counterparties with whom the Company entered into the bond hedge. The warrants are exercisable in year five at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company's Class A Common Stock at exercise exceeds the underlying strike price per share. The price of the bond hedge and premium from the sale of the warrants resulted in a net charge to Stockholders' equity in the amount of $29.3 million.

        Our financing arrangements as of December 2004 impose certain limitations on our and our subsidiaries' operations.

        The credit agreement governing the 2004 Facility (the "2004 Credit Agreement") contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets. Additionally, the 2004 Credit Agreement contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 3.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.00 until December 2009. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) capital expenditures and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated

    balance sheet amount of our indebtedness, less the amount of the 2000 Notes, the 2004 Notes and the Convertible Debentures, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

        For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at December 31, 2004 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

        At December 31, 2004, we had outstanding letters of credit of $28.1 million, and outstanding borrowings of $22.0 million under the 2004 Facility, leaving us with a total availability of $199.9 million as compared to $27.1 million at December 31, 2003. Our ability to borrow under the 2004 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due by Period
Contractual Obligations:	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt, 12 1/2% notes	$7,645	—	—	—	7,645
Long-term debt, 6 1/4% notes	200,000	—	—	—	200,000
Long-term debt, 0.75% notes(3)	275,000	—	—	—	275,000
Long-term debt, 2004 Facility	22,000	—	—	22,000	—
Long-term debt, Term B Loan	100,000	1,000	2,000	97,000	—
Other long-term debt	6,233	3,370	1,584	955	324
Interest expense(1)	158,886	20,778	41,238	38,502	58,368
Operating leases	50,640	12,354	17,441	12,270	8,575
Other long-term liabilities(2)	6,752	—	2,440	1,600	2,712

Total contractual cash obligations	$827,156	37,502	64,703	172,327	552,624

(1)
Based on rates in effect at December 31, 2004.

(2)
Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our pension plans and deferred compensation plans aggregating $24,531 at December 31, 2004.

(3)
The 0.75% Convertible Senior Subordinated Debentures are due 2024 but are assumed to mature on or about June 1, 2010. However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures when the market price of our common stock equals or exceeds $34.92, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

        In August 2004, holders of our Series A Preferred Stock converted all outstanding shares into shares of our Class A Common Stock and we redeemed their holdings of our Class B Preferred Stock for a nominal amount. Prior to conversion, our Series A Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock. From March 2004 until conversion in August 2004, we paid the dividend in cash.

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

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to enter into additional borrowings at commercially acceptable rates to finance the initial up front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. For fiscal 2005, we anticipate that capital expenditures and software expenditures will be approximately $80.0 million. However, the actual level of expenditures will ultimately depend on the extent to which we are successful in winning new contracts. The amount of capital expenditures in fiscal 2006 and beyond will largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory quantities to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

        At December 31, 2004, our available cash, short-term investments and borrowing capacity totaled $318.6 million compared to $106.5 million at December 31, 2003. Our available cash, short-term investments and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. For the year ended December 31, 2004, net cash provided by operating activities of $123.1 million exceeded cash used in investing activities of $110.0 million, excluding funds used for acquisitions and debt financing fees. The $123.1 million of net cash provided by operating activities is derived from net cash provided by operations of $158.8 million less $35.7 million that was used to fund changes in working capital. The working capital changes occurred principally from decreases in accrued liabilities and increases in short-term investments, partially offset by increases in accounts payable. Capital expenditures of $27.3 million in 2004 increased $12.7 million from the prior year primarily due to the build out of the Alpharetta, Georgia facility and the purchase of a short-run printing press. Wagering systems expenditures of $53.2 million in 2004, increased $32.2 million from the prior year primarily due to new online lottery contracts in Colorado and Puerto Rico.

        Cash flow from financing activities of $46.2 million reflects the December 2004 financing transactions discussed above, plus $22.0 million of borrowings under our 2004 Facility less a net payment of $29.3 million for the bond hedge transaction.

        We believe that our cash flow from operations, available cash, short-term investments and available borrowing capacity under the 2004 Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, including our 2004 Notes, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, including the 2004 Facility and our 2004 Notes, on commercially reasonable terms or at all. Further, the terms of the indenture governing our Convertible Notes give holders the right to convert the Convertible Notes when the market price of our Class A Common Stock exceeds a defined target market price. (See footnote 9.) The terms of the indenture require us to pay cash for the face amount of the Convertible Notes which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by our issuance of additional shares of our Class A Common Stock. We cannot assure you that we will have sufficient available cash to pay for the Convertible Notes presented to us for conversion nor can we assure you that we will be able to refinance all or a portion of the converted Convertible Notes at that time.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance requires measurement and recognition of compensation expense based on the grant-date fair value of the entity's equity instruments (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS 123(R) allows for two different methods of transition, the modified prospective and modified retrospective. The Company is currently evaluating consolidated financial statement impact of the two methods of transition, as well as, a valuation technique to adopt for estimating fair value. SFAS 123(R) is effective as of the first interim period or annual reporting period that begins after June 15, 2005.

        In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). This Statement addresses the measurement of exchanges of nonmonetary assets.

The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement will not have a significant impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 requires abnormal items such as idle facility expense, excessive spoilage, double freight and re-handling costs are to be treated as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB 43. In addition, SFAS 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

        In October 2004, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Issue addresses when contingently convertible instruments should be included in diluted earnings per share. The Issue describes contingently convertible instruments as instruments that have embedded conversion features that are contingently convertible or exercisable based on a market price trigger or multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted our share settled based on meeting the specific market condition. In December 2004, we restructured or debt positions and in the process issued new debt with convertible elements. The Company believes it has complied with the provisions of EITF 04-8.

        In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction be accounted for as a special tax deduction rather than as a tax rate reduction. The Company is currently assessing the Jobs Act and this pronouncement, as well as the related regulatory treatment, but currently does not expect a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. We have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, we have not adjusted our income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

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

        For fiscal 2004, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2005, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2004, approximately 79% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Liquidity, Capital Resources and Working Capital".)

Principal Amount by Expected Maturity-Average Interest Rate

December 31, 2004

	2005	2006	2007	2008	2009	There after	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$—	—	—	—	—	482,645	482,645	498,043
Interest rate	—	—	—	—	—	3.2%	3.2%
Variable interest rate	$4,370	1,845	1,739	1,589	118,690	-0-	128,233	128,873
Average interest rate	4.12%	4.46%	4.42%	4.35%	4.18%	—%	4.18%

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

Management's Report on Internal Control
Over Financial Reporting

        We prepared and are responsible for the financial statements that appear in our Annual Report. These financial statements are in conformity with accounting principles generally accepted in the United States of America, and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

        Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and identified the following material weakness in the design of internal control: Management concluded that it and the Company had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of the Italian consortium. This deficiency represents a material weakness in the design of our internal controls.

        During 2004, the Company held a minority equity interest in an incorporated Italian consortium (which was formed in 2003 and began operations in mid-2004) that was accounted for under the cost basis of accounting. Subsequent to year end, management determined that because the Company had a 20% equity interest in an entity of that type, the Company's pro-rata share of losses of the consortium in 2004 should have been recognized using the equity method of accounting. An adjustment for this matter along with certain other adjustments related to non-routine or complex accounting matters, which in the aggregate were material to the financial statements, were necessary to fairly present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States.

        The Company's 2004 financial statements reflect the adjustments referred to above, and the effect of the items on the Company's reported financial results for prior periods were not considered by management to be material.

        In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based on those criteria.

        The Company's independent auditors have issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears in our Annual report on Form 10-K under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ A. LORNE WEIL A. Lorne Weil Chairman and Chief Executive Officer	/s/ DEWAYNE LAIRD DeWayne Laird Vice President and Chief Financial Officer

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Scientific Games Corporation

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Scientific Games Corporation and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company's resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, the Company's controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting. Adjustments relating to non-routine or complex accounting matters that were material in the aggregate to the financial statements were necessary to present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States. The most significant of these adjustments was to account for an investment in a joint venture on the equity method and record the Company's equity in the net loss of the joint venture for 2004. This deficiency was concluded to be a material weakness due to (1) the significance of the misstatements identified, (2) the absence of other controls to prevent or detect the misstatements and (3) the potential pervasiveness of the impact of the deficiency on other significant account balances and disclosures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 16, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, GA
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. Our audit also included the financial statement schedule for the years ended December 31, 2004 and 2003 listed in the index in the Index at Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

Atlanta, Georgia
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Scientific Games Corporation:

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of Scientific Games Corporation and subsidiaries for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Scientific Games Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Short Hills, New Jersey
February 21, 2003

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004
(in thousands, except per share amounts)

	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$37,198	66,120
Short-term investments	42,175	52,525
Accounts receivable, net of allowance for doubtful accounts of $4,589 and $4,818 in 2003 and 2004, respectively	99,639	105,789
Inventories	26,896	28,062
Prepaid expenses, deposits and other current assets	31,457	41,799

Total current assets	237,365	294,295

Property and equipment, at cost	473,610	544,387
Less accumulated depreciation	244,880	272,961

Net property and equipment	228,730	271,426

Goodwill	308,355	311,931
Operating right, net	14,020	14,020
Other intangible assets, net	77,428	80,182
Other assets and investments	97,091	120,169

Total assets	$962,989	1,092,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$6,327	4,370
Accounts payable	34,603	40,923
Accrued liabilities	113,261	96,999
Interest payable	4,232	879

Total current liabilities	158,423	143,171

Deferred income taxes	4,595	—
Other long-term liabilities	36,983	41,780
Long-term debt, excluding current installments	525,836	606,508

Total liabilities	725,837	791,459

Commitments and contingencies (Notes 10 and 20)
Stockholders' equity:
Series A preferred stock, par value $1.00 per share, 1,554 shares authorized, 1,325 shares outstanding at December 31, 2003 and 229 shares authorized and none outstanding at December 31, 2004	1,325	—
Series B preferred stock, par value $1.00 per share, 2 shares authorized, 1.238 shares outstanding at December 31, 2003 and 1 share authorized and none outstanding December 31, 2004	1	—
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 61,504 and 88,414 shares outstanding at December 31, 2003 and 2004, respectively	615	884
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,957	405,755
Accumulated losses	(169,649)	(108,628)
Treasury stock, at cost	(6,743)	(9,403)
Accumulated other comprehensive income	5,646	11,956

Total stockholders' equity	237,152	300,564

Total liabilities and stockholders' equity	$962,989	1,092,023

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2003 and 2004
(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004
Operating revenues:
Services	$382,818	452,564	590,984
Sales	72,435	108,347	134,511

	455,253	560,911	725,495

Operating expenses (exclusive of depreciation and amortization shown below):
Services	221,038	247,730	318,989
Sales	47,412	76,082	92,231
Amortization of service contract software	4,930	5,312	5,799

	273,380	329,124	417,019

Gross profit	181,873	231,787	308,476

Selling, general and administrative expenses	63,132	80,074	105,274
Depreciation and amortization	37,905	42,373	55,478

Operating income	80,836	109,340	147,724
Other (income) deductions:
Interest expense	44,842	26,397	30,952
Other (income) expense, net	636	1,184	(748)
Equity in loss of joint venture	—	—	6,060
Early extinguishment of debt	22,501	293	16,868

	67,979	27,874	53,132

Income before income tax expense (benefit)	12,857	81,466	94,592
Income tax expense (benefit)	(26,875)	29,319	28,850

Net income	39,732	52,147	65,742
Convertible preferred stock dividend	7,484	7,661	4,721

Net income available to common stockholders	$32,248	44,486	61,021

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.64	0.74	0.84

Diluted net income available to common stockholders	$0.50	0.59	0.72

Weighted average number of shares used in per share calculations:
Basic shares	50,221	60,010	73,014

Diluted shares	80,151	88,143	90,710

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2002, 2003 and 2004
(in thousands)

	Years Ended December 31,
	2002	2003	2004
Common stock:
Beginning balance	$412	594	615
Issuance of Class A common stock, net of issuance expenses	144	—	—
Issuance of Class A common stock, in connection with employee stock purchase plan	—	—	1
Issuance of Class A common stock in stock option and warrant exercises	29	21	29
Issuance of Class A common stock on conversion of Series A and B preferred stock	9	—	239

Ending balance	594	615	884

Series A Preferred and Series B Preferred Stock:
Beginning balance	1,220	1,249	1,326
Issuance of Series A preferred stock as paid-in-kind dividend	74	77	—
Issuance of Series B preferred stock	1	—	—
Conversion of Series A and B preferred stock to Class A common stock	(46)	—	(1,326)

Ending balance	1,249	1,326	—

Additional paid-in capital:
Beginning balance	275,510	384,927	405,957
Issuance of Class A common stock, net of issuance expenses	96,336	471	—
Issuance of Class A common stock, in connection with employee stock purchase plan	—	592	1,159
Issuance of Series B preferred stock	(1)	—	—
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	37	—	1,087
Issuance of Series A preferred stock as paid-in-kind dividend	7,410	7,584	—
Issuance and exercise of stock options and warrants	5,294	5,496	12,035
Purchase of bond hedge	—	—	(67,198)
Issuance of warrants	—	—	37,930
Tax benefit from employee stock options	—	6,600	14,606
Deferred compensation	341	287	179

Ending balance	384,927	405,957	405,755

Accumulated losses:
Beginning balance	(246,383)	(214,135)	(169,649)
Net income	39,732	52,147	65,742
Convertible preferred stock dividend	(7,484)	(7,661)	(4,721)

Ending balance	(214,135)	(169,649)	(108,628)

Treasury stock:
Beginning balance	(135)	(3,539)	(6,743)
Purchases of Class A common stock	(3,404)	(3,204)	(2,660)

Ending balance	(3,539)	(6,743)	(9,403)

Accumulated other comprehensive income (loss):
Beginning balance	(10,384)	(326)	5,646
Other comprehensive income	10,058	5,972	6,310

Ending balance	(326)	5,646	11,956

Total stockholders' equity	$168,770	237,152	300,564

Comprehensive income:
Net income	$39,732	52,147	65,742
Other comprehensive income (loss):
Minimum pension liability adjustment (net of tax)	(2,261)	(781)	(1,531)
Foreign currency translation adjustment	4,758	7,181	6,708
Cash flow hedges	(1,193)	(7,633)	—
Reclassification adjustments for losses reclassified into operations	8,654	6,314	1,107
Unrealized gain on investments	100	891	26

Other comprehensive income	10,058	5,972	6,310

Comprehensive income	$49,790	58,119	72,052

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004
(in thousands)

	Years Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$39,732	52,147	65,742

Adjustments to reconcile net income to cash provided by Operating activities:
Depreciation and amortization	42,835	47,685	61,277
Change in deferred income taxes, net of effects of businesses acquired	(33,984)	13,354	(6,947)
Tax benefit from exercise of employee stock options	—	6,600	14,606
Non-cash interest expense	2,298	2,415	2,107
Equity in loss of joint venture	—	—	6,060
Deferred finance fees—early extinguishment of debt	22,501	293	16,868
Changes in operating assets and liabilities, net of effects of acquisitions:
Short-term investments	—	(42,175)	(10,350)
Accounts receivable	358	(27,802)	(1,055)
Inventories	8	(3,969)	465
Accounts payable	(4,206)	6,911	5,166
Accrued liabilities	(3,383)	22,159	(22,222)
Other	3,695	(4,792)	(8,594)

Total adjustments	30,122	20,679	57,381

Net cash provided by operating activities	69,854	72,826	123,123

Cash flows from investing activities:
Capital expenditures	(15,880)	(14,599)	(27,279)
Wagering systems expenditures	(15,137)	(21,009)	(53,154)
Change in other assets and liabilities	(14,131)	(41,454)	(37,702)
Investment in joint venture	—	—	(2,981)
Business acquisitions, net of cash acquired	(4,104)	(167,905)	(23,370)

Net cash used in investing activities	(49,252)	(244,967)	(144,486)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(14,750)	—	22,000
Proceeds from issuance of long-term debt	291,335	463,548	580,418
Payments on long-term debt	(357,463)	(293,137)	(525,414)
Payment of financing fees	(17,531)	(237)	(7,376)
Dividends paid	—	—	(4,721)
Payment for purchase of bond hedge	—	—	(67,198)
Proceeds from issuance of warrants	—	—	37,930
Net proceeds from issuance of common stock	98,398	2,907	10,565

Net cash provided by (used in) financing activities	(11)	173,081	46,204

Effect of exchange rate changes on cash and cash equivalents	1,689	1,329	4,081

Increase in cash and cash equivalents	22,280	2,269	28,922
Cash and cash equivalents, beginning of period	12,649	34,929	37,198

Cash and cash equivalents, end of period	$34,929	37,198	66,120

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004
(in thousands) (Continued)

Non-cash investing and financing activities

  For the years ended December 31, 2002, 2003 and 2004

        See Notes 9 and 10 for a description of the write-off of deferred financing fees and capital lease transactions.

  Supplemental cash flow information

        Cash paid during the period for:

	Years Ended December 31,
	2002	2003	2004
Interest	$47,676	23,347	31,971
Income taxes, net of refunds	$3,707	7,693	18,079
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$7,484	7,661	—

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

        The Lottery Group encompasses the full range of lottery game consulting and production services, including the manufacturing, warehousing and distribution of instant lottery tickets and related instant ticket services such as game design, sales and marketing support, retailer telemarketing and field services. The Company also provides online lottery systems and systems-related services, including transaction processing software that accommodates instant ticket game accounting and validation and online lottery games, point-of-sale terminal hardware which connects to these systems, central site computer and communications hardware which runs these systems and ongoing maintenance for each of these items. The Company's lottery products and services are provided primarily to governmentally sanctioned lotteries worldwide.

        The Pari-mutuel Group includes all aspects of the Company's pari-mutuel service business, which encompass its North American and international on-track, off-track and inter-track pari-mutuel wagering services, simulcasting and communications services and sales of pari-mutuel systems and equipment. The Company is a leading worldwide provider of computerized pari-mutuel wagering. The Company is one of the leading providers of simulcasting services to the racing industry in the United States and Europe.

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

(b)
Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company's ownership is greater than 50%. Investments in other entities in which the Company has the ability to exercise significant influence over the investee are accounted for under the equity method of accounting. Under the equity method of accounting, investments are initially stated at cost and adjusted for the Company's share of earnings or losses after the date of acquisition. All inter-company balances and transactions have been eliminated in consolidation.

(c)
Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents.

(d)
Short-term Investments

        The Company has certain investments in Auction Rate Securities totaling $42.2 million and $52.5 million at December 31, 2003 and 2004, respectively. These securities are debt securities classified as trading securities in accordance Statement of Financial Accounting Standard 115, "Accounting for Investments in Debt and Equity Securities." Trading securities are recorded at fair value with changes in fair value recorded in earnings. These securities are issued by political subdivisions within the United States. At December 31, 2004, the remaining auction days for these securities were between 7-35 days.

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

(g)
Deferred Installation Costs

        Certain installation costs consisting of installation materials, customer contracted software and installation labor associated with long term service contracts are deferred and amortized over the initial term of the contract. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $16,690 and $18,678 at December 31, 2003 and 2004, respectively.

(h)
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

(i)
Other Assets and Investments

        In accordance with the provisions of either SFAS86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, or Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products and for use in its wagering service contracts that meet technological feasibility and recoverability tests. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. See Note 6 for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

(j)
Impairment of Long-Lived Assets and Acquired Intangible Assets

        In accordance with SFAS 144, the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of other long-lived assets (excluding goodwill) is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(k)
Revenue Recognition

        Revenues from pari-mutuel wagering services, online lottery systems services, cooperative services arrangements, certain instant ticket contracts and the operation of off-track betting venues are generally, recognized based on a percentage of amounts wagered pursuant to the terms of the contract. Simulcasting and telecommunication service revenue is recognized as services are performed. Costs incurred in connection with the manufacture, installation, and integration of terminals, software and telecommunications configurations are initially capitalized and amortized on a straight-line basis over the term of the contract. Costs of providing operating services are charged to operations in the period incurred. Revenues from sales of products including instant tickets, prepaid phone cards and stand alone terminals are recognized when shipped and the customer takes ownership and assumes risk of loss.

        Liquidated damages assessed by the customer prior to the activation of the wagering systems are recognized as a reduction of revenue over the contract period.

        Revenues from multiple element contracts for the sale of lottery and pari-mutuel wagering systems including the licensing of software, software maintenance and other services are recognized using the guidance from SOP 97-2, Software Revenue Recognition, as amended and Emerging Issues Task Force ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables. Under multiple element arrangements involving software, where each element is separately stated, sold and priced, the Company allocates revenues to the various elements based on vendor-specific objective evidence of fair value. If evidence of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue. For other arrangements with multiple deliverables, the Company allocates contract revenue to the deliverable elements determined to be separate units of accounting based on criteria set forth in EITF 00-21.

        Revenues from major long-term contracts for the sale of lottery and pari-mutuel wagering systems and revenues for contracted software development are recognized on the percentage of completion method of accounting based on the ratio of costs incurred to estimated costs to complete. Any anticipated losses on fixed price contracts are charged to operations when such losses can be estimated.

(l)
Income Taxes

        Income taxes are calculated using the asset and liability method under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred income taxes are calculated by applying enacted statutory tax rates to cumulative temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is created for deferred tax assets when their realizability is not considered to be more likely than not. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        Pro forma net income and income per basic and diluted share were:

	Year Ended December 31,
	2002	2003	2004
Net income available to common stockholders, as reported	$32,248	44,486	61,021
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	187	297
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,630)	(3,850)	(6,498)

Pro forma net income available to common Stockholders	$29,618	40,823	54,820

Net income available to common stockholders per basic share:
As reported	$0.64	0.74	0.84

Pro forma	$0.59	0.72	0.75

Net income available to common stockholders per diluted share:
As reported	$0.50	0.59	0.72

Pro forma	$0.46	0.57	0.65

        The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of $6.75 in fiscal 2002 $11.21 in 2003, and $20.64 in 2004 and the following assumptions: risk-free interest rate of 4.2% for fiscal 2002, 3.3% for fiscal 2003 and 3.8% for fiscal 2004; expected option life of seven years for fiscal 2002 and 2003 and five years for 2004; expected volatility of 74% for fiscal 2002 and 72% for fiscal 2003 and 34% for 2004; and no dividend yield in any year. The average fair values of options granted during fiscal years 2002, 2003, and 2004 were $4.82, $7.68 and $9.23, respectively. Compensation cost is also measured for the fair value of the Employee Stock Purchase Plan using the Black-Scholes option pricing model and based on the following assumptions; risk-free interest rate of 1.2% and 1.7% for 2003 and 2004, respectively; the expected life of six months for 2003 and 2004; expected volatility of 34.5% and 33.69% for 2003 and 2004, respectively. The weighted average fair values for 2003 and 2004 were $0.66 and $1.52 respectively.

(o)
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

(p)
Comprehensive Income

        Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company's foreign currency translation adjustments, interest rate derivatives, unrecognized minimum pension liability and unrealized gains on investments be included in other comprehensive income.

(q)
Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities("SFAS 133"), Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 ("SFAS 138") and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), require that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

        In 2003 and 2004 the Company had several derivative contracts to hedge part of the Company's foreign currency exposure with respect to cash receipts under a contract with the Ontario Lottery Commission. These derivative instruments were designated as cash flow hedges and recorded on the balance sheet at December 31, 2003, at their respective fair values as prescribed by SFAS 133, SFAS 138 and SFAS 149.

(r)
Reclassification to Prior Years' Consolidated Financial Statements

        The Company has reclassified $42.2 million of Auction Rate Securities from Cash and cash equivalents to Short-term investments at December 31, 2003. The cash flows from these investments are presented as operating cash flows for all periods presented.

(s)
New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS 123(R)"), Share-Based Payment. SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance requires measurement and recognition of compensation expense based on the grant-date fair value of the entity's equity instruments (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). SFAS 123(R) allows for two different methods of transition, the modified prospective and modified retrospective. The Company is currently evaluating consolidated financial statement impact of the two methods of transition, as well as, a valuation technique to adopt for estimating fair value. SFAS 123(R) is effective as of the first interim period or annual reporting period that begins after June 15, 2005.

        In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement will not have a significant impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 requires abnormal items such as idle facility expense, excessive spoilage, double freight and re-handling costs are to be treated as current period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB 43. In addition, SFAS 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

        In October 2004, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The Issue addresses when contingently convertible instruments should be included in diluted earnings per share. The Issue describes contingently convertible instruments as instruments that have embedded conversion features that are contingently convertible or exercisable based on a market price trigger or multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specific market condition. In December 2004, we restructured our debt positions and in the process issued new debt with convertible elements. The Company believes it has complied with the provisions of EITF 04-8.

        In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004, which requires that the generation deduction be accounted for as a special tax deduction rather than as a tax rate reduction. The Company is currently assessing the Jobs Act and this pronouncement, as well as the related regulatory treatment, but currently does not expect a material impact on the Company's consolidated financial statements.

        In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under FAS 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purpose of applying FAS 109. The Company has not yet completed an evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, the Company has not adjusted the income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

(2)    Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2004, the Company had outstanding stock options, warrants and Performance Accelerated Restricted Stock Units (representing shares of deferred stock), which could potentially dilute basic earnings per share in the future (see Notes 12 and 13).

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2002, 2003 and 2004:

	Years Ended December 31,
	2002	2003	2004
Income (numerator)
Net income available to common stockholders	$32,248	44,486	61,021
Add back preferred stock dividend	7,484	7,661	4,721

Income before preferred stock dividend available to common stockholders (diluted)	$39,732	52,147	65,742

Shares (denominator)
Basic weighted average common shares outstanding	50,221	60,010	73,014
Effect of diluted securities—stock options, preferred shares and deferred shares	29,930	28,133	17,696

Diluted weighted average common shares outstanding	80,151	88,143	90,710

Basic and Diluted per share amounts
Basic net income available to common stockholders	$0.64	0.74	0.84

Diluted net income available to common stockholders	$0.50	0.59	0.72

        The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275 million Convertible Debentures is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise. Such shares were excluded from the year ended December 31, 2004 calculation, as they were anti-dilutive.

(3)    Acquisitions

        On December 31, 2004, the Company acquired all of the outstanding shares of Printpool Honsel GmbH ("Honsel"), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries in Germany. Honsel, which also sells other lottery products such as bet slips and paper rolls, serves customers in approximately 25 countries. The Company expects that its acquisition of Honsel will enable it to further expand into the European lottery market. The purchase price was approximately $21,000 in cash and up to approximately $10,500 in cash upon achievement of certain performance levels over the next five years. The acquisition was recorded using the purchase method of accounting. A portion of the purchase price is subject to the satisfaction of certain performance benchmarks. No operating results of Honsel have been included in the Company's consolidated operating results. Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company's pro forma operating results for the year ended December 31, 2004 would not have been materially different from the actual reported results. The preliminary estimate of goodwill of approximately $9,500 from the acquisition of Honsel is not deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities and debt were included in the preliminary purchase price allocation.

        On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. ("OES") from International Game Technology (NYSE: IGT) for $143,000 in cash plus expenses and an estimated $7,000 working capital payment, subject to closing adjustments. Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc. The results of OES have been included in the Company's results of operations from the date of acquisition. In its most recent fiscal year ended September 30, 2003 prior to acquisition, OES had annual revenues of approximately $148,818.

        The acquisition of OES strengthens the Company's presence in the lottery industry, expands the Company's geographic presence, broadens its lottery product offerings and accelerates its entrance into the video lottery systems business. As a result of the acquisition, the Company has contracts to operate online lottery systems in 16 U.S. states, in addition to supporting systems that OES delivered to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES's Advanced Gaming System (AGS) video system contracts in six jurisdictions, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games.

        The following table presents the unaudited condensed balance sheet of OES at the November 6, 2003 acquisition date, adjusted for the allocation of the purchase price to the assets acquired. Adjustments were made to goodwill in conjunction with the finalization of the purchase price allocations (See Note 6).

November 6, 2003
(unaudited)
Assets:
Cash, cash equivalents and other current assets	$34,286
Property and equipment	24,869
Goodwill	95,116
Acquired customer service contracts	31,802
Other long-term assets	1,397

Total assets	$187,470

Liabilities and Stockholder's Equity:
Current liabilities	26,524
Long-term liabilities	6,123
Stockholder's equity	154,823

Total liabilities and stockholder's equity	$187,470

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

	Years Ended December 31,
	2002(1)	2003(2)
	(unaudited)
Operating revenues	$598,559	687,961
Operating income	97,186	127,980
Income before income tax expense	20,990	92,351
Net income	44,322	56,986
Convertible preferred stock dividend	7,484	7,661

Net income available to common stockholders	$36,838	49,325

Basic net income per share available to common stockholders	$0.73	0.82

Diluted net income per share available to common stockholders	$0.55	0.65

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

        On June 5, 2002, the Company completed the purchase of 65% of the equity of Serigrafica Chilena S.A. ("SERCHI"). Subsequent to the acquisition, the Company changed the name of SERCHI to Scientific Games Latino America S.A. The purchase price was approximately $3,900 in cash and up to $4,355 in cash or stock payable to SERCHI stockholders upon the achievement of certain financial performance levels of SERCHI over the next four years. In 2004 and 2003, the Company made cash payments of $1,190 and $915 due to the achievement of certain financial performance levels in 2003 and 2002, respectively. The acquisition has been accounted for using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $3,751 and has been recorded as goodwill. The operating results of the SERCHI business have been included in the consolidated statements of operations since the date of acquisition. Had the operating results of SERCHI been included as if the transaction had been consummated on January 1, 2002, the pro forma operating results of the Company for the year ended December 31, 2002 would not have been materially different. Goodwill from the SERCHI purchase is not deductible for tax purposes. The Company has given the minority stockholders of SERCHI notice of our intent to purchase their minority interest at a price which is subject to determination in accordance with the shareholders agreement between the parties. Although no definitive agreement has been reached, a March 11, 2005 memorandum of understanding between the parties contemplates total payments of approximately $23,900, including the purchase price of the minority interest, the balance of the purchase price for the 2002 acquisition, repayment of a prior loan to SERCHI from minority shareholders, and dividends.

(4)    Inventories

        Inventories consist of the following:

	December 31,
	2003	2004
Parts and work-in-process	$17,990	18,655
Finished goods	8,906	9,407

	$26,896	28,062

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

(5)    Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2003	2004
Machinery, equipment and deferred installation costs	$355,680	387,518
Land and buildings	49,135	54,913
Transportation equipment	4,800	6,789
Furniture and fixtures	13,025	14,273
Leasehold improvements	18,013	19,738
Construction in progress	32,957	61,156

Property and equipment, at cost	473,610	544,387
Less: Accumulated depreciation	(244,880)	(272,961)

Net property and equipment	$228,730	271,426

        Depreciation expense for the years ended December 31, 2002, 2003 and 2004 amounted to $35,009, $36,768 and $41,519 respectively.

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

(6)    Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

        In connection with the adoption of SFAS 142, the Company evaluated its intangible assets and determined that its right to operate off-track betting in Connecticut and its tradename which had net carrying amounts of approximately $11,681 and $30,082, respectively, at December 31, 2001, have indefinite useful lives and, accordingly, the Company ceased amortization as of January 1, 2002. In addition, as required by SFAS 142, the Company reclassified its employee work force intangible asset with a net carrying value of approximately $3,170, net of related deferred tax liabilities of $2,113, to goodwill effective January 1, 2002. As a result of adoption of SFAS 142, the Company also reduced the recognized amount of its net operating loss carryforward ("NOL") from $18,520 to $8,730 to reflect the reduction in the amount of the net taxable temporary differences that are expected to reverse during the loss carryforward period because of the cessation of amortization of the tradename and employee workforce intangible assets. This NOL reduction was charged to income tax expense in the first quarter of 2002.

        The following disclosure presents certain information on the Company's acquired intangible assets as of December 31, 2003 and 2004. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2003
Amortizable intangible assets:
Patents	15	$3,139	291	2,848
Customer lists	14	15,375	5,984	9,391
Customer service contracts	15	3,781	1,280	2,501
Licenses	15	3,928	1,136	2,792
Lottery contracts	5	31,000	1,186	29,814

		57,223	9,877	47,346

Non-amortizable intangible assets:
Tradename		32,200	2,118	30,082
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,539	10,437	44,102

Total intangible assets		$111,762	20,314	91,448

Balance at December 31, 2004
Amortizable intangible assets:
Patents	15	$4,221	477	3,744
Customer lists	14	20,175	7,597	12,578
Customer service contracts	15	3,781	1,331	2,450
Licenses	15	10,377	3,315	7,062
Lottery contracts	5	31,802	7,910	23,892

		70,356	20,630	49,726

Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,913	10,437	44,476

Total intangible assets		$125,269	31,067	94,202

        The aggregate intangible amortization expense for the years ended December 31, 2002, 2003 and 2004 was approximately $2,035, $4,572 and $10,753, respectively. The estimated intangible asset amortization expenses for the year ending December 31, 2005 and for each of the subsequent four years, ending December 31, 2009 are approximately $11,404, $10,263, $8,037, $6,692 and $438 respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as our operating segments, for the period from December 31, 2002 to December 31, 2004. The Company recorded an increase to goodwill of $9,503 related to the preliminary purchase price allocation of PrintPool Honsel GmbH, subject to revision pending completion of the final valuation and allocation of the purchase price. The Company recorded a $1,190 increase in goodwill in 2004 in connection with an earnout payment pursuant to the SERCHI purchase agreement. Goodwill relating to the OES acquisition decreased mainly due to a contract termination payment of $5,759 received by the Company from a third party. The remainder of the decrease is related to the final purchase price valuation and allocation adjustments.

        The Company recorded a $915 increase in goodwill in 2003 in connection with an earnout payment pursuant to the SERCHI purchase agreement. Goodwill in the amount of $775, which was directly related to the value of customer service contracts acquired as part of the June 5, 2002 acquisition of 65% of the issued and outstanding shares of SERCHI, was reclassified to intangible assets effective January 2003 as a result of the completion of the final purchase price valuation and allocation during the first quarter of 2003. The Company recorded an increase to goodwill of $22,213 related to the final purchase price allocation of MDI. The Company recorded an increase to goodwill of $102,232 related to the preliminary purchase price allocation of OES, which as noted above was adjusted and finalized on December 31, 2004.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2002	$183,283	487	—	—	183,770
SERCHI earnout payment	915	—	—	—	915
Reclassification of SERCHI customer service contract intangible asset	(775)	—	—	—	(775)
Acquisition of MDI	22,213	—	—	—	22,213
Acquisition of OES	102,232	—	—	—	102,232

Balance at December 31, 2003	307,868	487	—	—	308,355
SERCHI earnout payment	1,190	—	—	—	1,190
Acquisition of OES	(7,117)	—	—	—	(7,117)
Acquisition of PrintPool Honsel GmbH	9,503	—	—	—	9,503

Balance at December 31, 2004	$311,444	487	—	—	311,931

(7)    Other Assets and Investments

        Other assets and investments, (net) consist of the following:

	December 31,
	2003	2004
Software systems development costs	$33,401	40,388
Deferred financing costs	10,834	20,307
Deferred tax asset	14,409	10,698
SERP trust	14,897	15,097
Other assets	23,550	33,679

	$97,091	120,169

        In the years ended December 31, 2003 and 2004, the Company capitalized $10,985 and $13,385, respectively, of software systems development costs related primarily to lottery and pari-mutuel wagering systems and video gaming. Capitalized costs are amortized on a straight-line basis over a period of five to ten years.

        Deferred financing costs arise in connection with the procurement of long-term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2003 the Company capitalized $5,504 in connection with amending and restating its 2002 senior secure credit facility. In fiscal 2004, the Company entered into a series of transactions, including the issuance of the 2004 Notes, the Convertible Debentures and the 2004 Facility. The proceeds from these transactions were used to repay outstanding borrowings under the 2003 Facility and the majority of the outstanding borrowings under the 2000 Notes. The Company capitalized approximately $20,300 in connection with these transactions and wrote-off, as early extinguishment of debt, approximately $9,500 of previously deferred financing costs.

        Amortization of deferred financing costs amounted to $2,261, $2,456 and $2,107 for the years ended December 31, 2002, 2003 and 2004, respectively.

        In 2003, the Company made an initial $14,700 cash payment to a rabbi trust, to provide for the payment of certain benefits under the Company's Supplemental Executive Retirement Plan (the "SERP"). The rabbi trust then made payments totaling $9,800 for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $10,118 at December 31, 2004.

(8)    Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31,
	2003	2004
Compensation and benefits	$30,364	26,135
Customer advances	6,121	4,579
Deferred revenue	7,720	3,192
Accrued income taxes	7,328	7,149
Taxes, other than income	5,001	6,806
Accrued acquisition costs	11,037	5,713
Accrued contract costs	19,985	10,958
Other	25,705	32,467

	$113,261	96,999

(9)    Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2003	2004
12 1/2% Series B Senior Subordinated Notes due 2010	$65,584	7,645
2003 Term C loan with varying interest rate due 2009	462,825	—
2004 Revolving Credit Facility due 2009	—	22,000
2004 Term B loan with varying interest rate due 2009	—	100,000
2004 6 1/4% Senior Subordinated Notes due 2012	—	200,000
2004 0.75% Convertible Senior Subordinated Debentures due 2024	—	275,000
Capital lease obligations, payable monthly through October 2005, interest from 5.1% to 12.1%	988	2,072
Various loans and bank facilities, interest from 4.0% to 15.1%.	2,766	4,161

Total long-term debt	532,163	610,878
Less current installments	6,327	4,370

Long-term debt, excluding current installments	$525,836	606,508

	Debt and Capital Lease Payments Due by Period
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Long-term debt, 12 1/2% Notes	$7,645	—	—	—	—	—	7,645
Long-term debt, 6 1/4% Notes	200,000	—	—	—	—	—	200,000
Long-term debt, 0.75% Notes	275,000	—	—	—	—	—	275,000
Long-term debt, 2004 Facility	22,000	—	—	—	—	22,000	—
Long-term debt, Term B loan	100,000	1,000	1,000	1,000	1,000	96,000	—
Other long-term debt	6,233	3,370	845	739	589	366	324

Total	$610,878	4,370	1,845	1,739	1,589	118,366	482,969

        In December 2004, we entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of our debt, lower our average cost of borrowing, and reduce our exposure to rising interest rates. We sold $275,000 of

0.75% convertible subordinated notes due 2024 (the "Convertible Debentures"), sold $200,000 of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), and entered into a new senior secured credit facility (the "2004 Facility") which consists of a $250,000 revolving credit facility due December 2009 and a $100,000 Term Loan B due December 2009, (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the "2004 Securities"). The proceeds of the 2004 Securities, net of fees and expenses, were used to redeem approximately $57,900 of the 2000 Notes, to pay the related $6,900 redemption premium and consent fee related to these redemptions, and to replace our existing senior secured credit facility (the "2003 Facility").

        On December 23, 2004, the Company entered into the 2004 Facility which consists of a $250,000 revolving credit facility, of which $22,000 was borrowed at closing, and a $100,000 Term B Loan. The initial drawings under the 2004 Facility were used to repay a portion of existing senior indebtedness in conjunction with the refinancings completed in December 2004. Loans under the 2004 Facility carry interest at the Base Rate plus a margin of 0.75% per annum, or at the rate of LIBOR plus a margin of 1.75% per annum, subject to quarterly adjustment of the margin, after June 23, 2005, based on the Company's prevailing Consolidated Leverage Ratio. Margins on Base Rate and LIBOR loans range from 1.00% to 0.25% and from 2.00% to 1.25%, respectively, with the lowest levels achieved when the Company's Consolidated Leverage Ratio is less than 2.00 to 1.00. The Term B Loan matures in December 2009 and requires quarterly principal payments of $250 through December 31, 2008 plus four quarterly principal payments of $24,000 in 2009. The 2004 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its wholly-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect wholly-owned domestic subsidiaries and 65% of the capital stock of all of the wholly-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its wholly-owned domestic subsidiaries. The 2004 Facility is supported by guarantees provided by all of the Company's direct and indirect wholly-owned domestic subsidiaries.

        In addition, the 2004 Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i) 50% of the net cash proceeds from the sale or issuance of equity if the Company's Consolidated Leverage ratio exceeds 3.00 to 1.00; (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; and (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80,000 per annum.

        The Credit Agreement governing the 2004 Facility (the "Credit Agreement") contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 3.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Fixed Charge Coverage Ratio of 1.00 until December 2009. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) capital expenditures and (iv) all income taxes paid in cash.

  •
  A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company's indebtedness, less the amount of 2000 Notes, the 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

        The Company was in compliance with its covenants as of December 31, 2004.

        At December 31, 2004, the Company had borrowings of $22,000 outstanding and approximately $28,070 in letters of credit issued under the revolving credit portion of the 2004 Facility, leaving approximately $199,930 available for additional borrowing or letter of credit issuance. The revolver is available for general corporate purposes, including capital expenditures and acquisitions. The average interest rate on the revolver and Term B Loan borrowings at December 31, 2004 was 4.17%.

        In December 2004, the Company issued $200,000 of 6.25% Senior Subordinated Notes due 2012 (the "2004 Notes"). The net cash proceeds of the 2004 Notes were used to repay a portion of existing senior indebtedness and to redeem the approximately $57,939 of the 2000 Notes which were tendered in conjunction with the refinancings completed by the Company in December 2004. The 2004 Notes bear interest at the rate of 6 1/4% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The 2004 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (see Note 23). The 2004 Notes will be redeemable, at the option of the Company, at any time on or after December 15, 2008, in whole or in part, at redemption prices equal to 103.125%, 101.563%, and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively. The 2004 Notes mature December 15, 2012. The indenture governing the 2004 Notes contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

        In December 2004, the Company also issued $275,000 of 0.75% Convertible Senior Subordinated Debentures due 2024 (the "Convertible Debentures"). The net cash proceeds of the Convertible Debentures were used to repay a portion of existing senior indebtedness in conjunction with the refinancings completed by the Company in December 2004. The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% thereafter. Interest on the Convertible Debentures is payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of the Company's Class A Common Stock (the "Common Stock") at a rate of 34.3643 shares per $1,000 principal amount of Convertible Debentures, which equates to a conversion price of $29.10 per share of Common Stock. The Company has elected to deliver, upon conversion, cash equal to the lesser of the aggregate principal amount of Convertible Debentures to be converted and our total conversion obligation, and shares in the event our conversion obligation exceeds the aggregate principal amount of Convertible Debentures to be converted. Holders of the Convertible Debentures may convert the Convertible Debentures when the market price of the Company's Common Stock equals or exceeds $34.92, subject to certain conditions, if the Company calls the Convertible Debentures for redemption, or upon certain corporate transactions. The Convertible Debentures are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company's wholly-owned U.S. subsidiaries (see Note 23). The Convertible Debentures will be redeemable, at the option of the Company, at any time on or after June 1, 2010, in whole or in part, at a redemption price equal to 100.000% of the principal amount. Holders of the Convertible Debentures have the right to require the Company to repurchase the Convertible Debentures, in whole or in part, at a redemption price equal to 100.000% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indentures governing the Convertible Debentures. The Convertible Debentures mature on December 1, 2024. The indenture governing the Convertible Debentures contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of the Company's subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

        Concurrently with the sale of the Convertible Debentures, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the Convertible Debentures. Under the five year term of the bond hedge, the sellers of the option (the "counterparties") will deliver to the Company upon the Company's exercise of such options after a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of the Company's Class A Common Stock exceeds $29.10 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Debentures is approximately 9,450 shares. The bond hedge provides for net share settlement upon exercise.

        The cost of the purchased bond hedge of approximately $67,200 was partially offset by the sale of warrants (the "warrants") for approximately $37,900 to acquire up to approximately 9,450 shares of the Company's Class A Common Stock to the counterparties with whom the Company entered into the bond hedge. The warrants are exercisable in year five at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company's Class A Common Stock at exercise exceeds the underlying strike price per share. The price of the bond hedge and premium from the sale of the warrants resulted in a net charge to Stockholders' equity in the amount of approximately $29,300.

        The net effect of the purchased bond hedge and the warrants is to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion. According to EITF 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the convertible debentures are accounted for as convertible debt. The options and warrants underlying the bond hedge are accounted for according to EITF 00-19.

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

        The 12 1/2% Senior Subordinated Notes due 2010 (the "2000 Notes") bear interest at the rate of 12 1/2% per annum payable semi-annually on each February 15 and August 15. The 2000 Notes are redeemable, at the option of the Company, at any time on or after August 15, 2005, in whole or in part, at redemption prices equal to 106.250%, 104.167%, 102.083% and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on August 15 of years 2005, 2006, 2007, and 2008 and thereafter, respectively. The 2000 Notes mature August 15, 2010. In November 2004, the Company conducted a tender and consent solicitation for the remaining $65,584 of outstanding 2000 Notes and in December 2004 redeemed approximately $57,939 of 2000 Notes which were tendered. In conjunction with the redemption the Company paid approximately $6,862 in redemption premiums and consent fees. The consent approved by the requisite holders of 2000 Notes essentially deleted all covenants contained in the indenture governing the 2000 Notes. As a result, the $7,645 of remaining 2000 Notes are subordinated, unsecured obligations of the Company, ranking junior to all existing and future debt including obligations under the 2004 Facility, the 2004 Notes and the Convertible Debentures.

(10)    Leases

        At December 31, 2004, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2008. Future minimum lease payments required under these leasing arrangements at December 31, 2004 are as follows: $12,354 in 2005; $9,863 in 2006; $7,578 in 2007; $6,552 in 2008; $5,718 in 2009 and thereafter $8,575. Total rental expense under these operating leases was $11,168, $12,214 and $15,349 in the years ended December 31, 2002, 2003 and 2004, respectively.

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

        The Company believes that the fair value of its fixed interest rate debt approximated $77,553 and $498,043 at December 31, 2003 and 2004, respectively, based on reference to dealer markets. The Company believes that the fair value of its variable interest rate debt approximated $463,404 and $128,173 at December 31, 2003 and 2004, respectively, based on reference to dealer markets.(see Note 9).

(12)    Stockholders' Equity

Preferred Stock

        At December 31, 2004, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

        In August 2004, holders of all of the Company's previously outstanding Series A Preferred Stock and Series B Preferred Stock were issued 23,832 shares of the Company's Class A Common Stock in connection with their conversion, representing a conversion price of $5.56 per share. Prior to conversion, the Series A Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock. During the years ended December 31, 2002 and 2003, the Company issued approximately 74 and 77 shares of Series A Preferred Stock, respectively, in connection with payment of the paid-in-kind dividends on such stock. For the years ended December 31, 2002 and 2003 the Company recorded preferred stock paid-in-kind dividends of $7,484 and $7,661, respectively. From March 2004 until conversion in August 2004, we paid the dividend in cash of $4,721. Preferred stock dividends have been deducted in determining the amount of the net income available to common stockholders in the consolidated statements of operations.

        On November 19, 2003, SGMS Acquisition Corporation, the designee of its parent, MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) ("MacAndrews"), whose sole stockholder is Ronald O. Perelman and which has a privately held diversified holding company with interests in consumer products, entertainment, financial services and other industries, acquired Cirmatica Gaming, S.A.'s entire equity interest in the Company, consisting of Series A Preferred Stock and Series B Preferred Stock and representing approximately 23% of the equity and voting power of the Company on an as-converted basis.

        On December 31, 2002, a holder of the Series A Preferred Stock elected to convert all 45.9 shares of Series A Preferred Stock that it owned. Based on the average thirty day per share market price in effect on December 31, 2002, the Series A Preferred Stock was converted at $5.10 per share, resulting in the issuance of 900.3 shares of Class A common stock.

        The certificates of designations governing the Series A Preferred Stock and the Series B Preferred Stock give the holders of the Series A Preferred Stock and the Series B Preferred Stock the right to elect four directors if their aggregate ownership of Series A Preferred Stock (on an as-converted basis) equals or exceeds 22.5%, three directors if their aggregate ownership of Series A Preferred Stock equals or exceeds 17.5%, two directors if their aggregate ownership of Series A Preferred Stock equals or exceeds 10%, and one director if their aggregate ownership of Series A Preferred Stock equals or exceeds 5%, respectively, of the sum of the number of outstanding shares of common stock plus the number of shares of common stock into which or for which all outstanding securities convertible into or exercisable or exchangeable for common stock may be converted, exercised or exchanged. A stockholders' agreement dated as of September 6, 2000 between the Company and the holders of the Series A Preferred Stock, as supplemented by a supplemental stockholders' agreement and by a letter agreement between the Company and MacAndrews, provides SGMS Acquisition Corporation with the right to designate and have appointed four directors if its aggregate ownership of common stock and Series A Preferred Stock (on an as-converted basis) equals or exceeds 20%, three directors if its aggregate ownership of common stock and Series A Preferred Stock equals or exceeds 16%, two directors if its aggregate ownership of common stock and Series A Preferred Stock equals or exceeds 9%, and one director if its aggregate ownership of common stock and Series A Preferred Stock equals or exceeds 4.6%, respectively, of the sum of the number of outstanding shares of common stock plus the number of shares of common stock into which or for which all outstanding securities convertible into or exercisable or exchangeable for common stock may be converted, exercised or exchanged, without including for purposes of the foregoing calculation up to 10 million shares of common stock that may be issued pursuant to, or upon the conversion or exercise of any convertible securities issued pursuant to, the prospectus included in the Company's Registration Statement on Form S-3 (Registration No. 333-110477), which was filed with the SEC on November 13, 2003, amended on February 3, 2004 and declared effective on February 12, 2004. MacAndrews has consented to the issuance of up to 10 million shares of common stock pursuant to, or upon the conversion or exercise of any convertible securities issued pursuant to, such prospectus. In addition, if the Company fails to comply with certain of its obligations, then, as long as such failure continues, the Board of Directors shall be increased by 3 members, and the holders of the Series A Preferred Stock shall have a right to designate and have appointed immediately by the Board of Directors by resolution, or elect, voting as a class, the three new directors.

        These rights survive the conversion of the Series A Preferred Stock into shares of Class A Common Stock.

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

        During 2004, the Company issued 203 shares of Class A Common Stock upon the exercise of 250 warrants at a price of $3.58 per share. The holder elected to exercise these warrants pursuant to an optionable exercise provision which provided for the issuance of fewer shares of the Company's Class A Common Stock to the holder in lieu of a cash payment of the exercise price by the holder.

        Concurrently with the sale of the Convertible Debentures, the Company sold warrants (the "warrants") for approximately $37,900 to acquire up to approximately 9,450 shares of the Company's Class A Common Stock to the counterparties with whom the Company entered into a bond hedge. The warrants are exercisable in year five at a price of $37.248 per share. The bond hedge and warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company's Class A Common Stock at conversion exceeds the underlying strike price per share.

        The effect of the warrants sale was to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion. (see Note 9)

Employee Stock Purchase Plan

        In 2002, the Company adopted, and its stockholders approved, the Scientific Games Corporation 2002 Employee Stock Purchase Plan (the "ESPP") and reserved 1,000 shares of Class A Common Stock for issuance under the ESPP. The purchase price of the common stock issued pursuant to the exercise of an option under the ESPP will equal 85% of the fair market value of the common stock on (i) the first day of the offering period, or (ii) the last day of the offering period, whichever is less. Under the terms of the ESPP, employees can choose every six months to have a portion of their salary withheld to purchase the Company's Class A Common Stock. The number of shares of common stock a participant purchases in each offering period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that offering period by the purchase price. 89 and 75 shares of the Company's Class A Common Stock were issued under the ESPP at an average price of $6.63 and $15.43 per share in 2003 and 2004, respectively.

(13)    Stock Compensation Plans

        In May 1995, the holders of certain stock options with exercise prices above market value as of May 26, 1995 exchanged such options to purchase 1,976 shares of Class A Common Stock for 504 Performance Accelerated Restricted Stock Units ("PARS"), representing deferred shares of Class A Common Stock. At December 31, 2004, 192 PARS were outstanding and will become fully vested in 2005. The Company has issued restricted shares and deferred shares with a three-year vesting schedule to certain non-employee directors under the Company's equity incentive plans. A total of 31, 37 and 14 restricted shares at a fair market value of $8.75, $7.26 and $16.84 per share were granted in years 2002, 2003 and 2004, respectively. In addition, in June 2003, the Company granted 48 shares of restricted stock at a fair market value of $7.96 per share under the 2003 plan to the Chairman and Chief Executive Officer in connection with an extension of his employment agreement. The restrictions on the shares are scheduled to lapse on the third anniversary of the date of grant. The Company has recorded compensation expense of $341, $287 and $426 1in the years ended December 31, 2002, 2003 and 2004, respectively, as selling, general and administrative expenses in the consolidated statements of operations.

        The Company grants stock options to employees and directors under the Company's equity incentive plans at not less than the fair market value of the stock at the date of grant. Options are generally exercisable in four or five equal installments beginning on the first anniversary of the date of grant. The Board of Directors may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting period of any award under the plans.

        Information with respect to the Company's stock options is as follows:

Stock Options	Shares	Average Price (1)
Outstanding at December 31, 2001	9,527	$3.24

Granted	1,732	6.75
Canceled	250	3.83
Exercised	1,782	2.90

Outstanding at December 31, 2002	9,227	3.95

Granted	2,533	11.14
Canceled	452	7.47
Exercised	1,973	2.41

Outstanding at December 31, 2003	9,335	6.06

Granted	2,042	20.64
Canceled	63	9.70
Exercised	2,874	4.09

Outstanding at December 31, 2004	8,440	10.23

(1)
Weighted average exercise price

        Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

	Outstanding			Exercisable
Exercisable Price Range	Shares	Average Life(1)	Average Price(2)	Shares	Average Price(2)
$1.00 to 3.00	1,850	4.2	$2.53	1,613	$2.51
$3.01 to 7.00	2,231	5.9	5.51	1,454	5.17
$7.01 to 15.00	1,331	6.9	8.47	821	7.95
$15.01 to 20.00	1,855	9.0	16.68	206	15.95
over $20.00	1,173	9.9	23.13	—	NA

	8,440	6.9	10.23	4,094	5.23

(1)
Weighted average contractual life remaining in years.

(2)
Weighted average exercise price.

        The number of shares and weighted average exercise price per share of options exercisable at December 31, 2002 and 2003 were 4,912 shares at $2.96 and 5,296 shares at $3.96, respectively.

        At December 31, 2004, 3,037 shares, are available for future grants under the terms of the Company's stock option plans. Outstanding options expire prior to December 30, 2014.

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

(15)    Export Sales and Major Customers

        Sales to foreign customers amounted to $28,580, $28,555 and $40,690 in the years ended December 31, 2002, 2003 and 2004, respectively. No single customer represented more than 10% of revenues during the year ended December 31, 2004.

(16)    Pension Plans

        The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for U.K. based employees. Retirement benefits under the U.K. plan are based on an employee's average compensation over the two years preceding retirement. The Company's policy is to fund the minimum contribution permissible by the respective tax authorities. The Company estimates that the amount to be funded in year 2005 will approximate $2,500.

        The Company also has an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which is intended to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant's compensation and years of service with the Company. The projected benefit obligation and accumulated benefit obligation for this plan were $11,012 and $9,046 at December 31, 2003 and $12,429 and $9,519 at December 31, 2004.

        The Company consults with its independent actuaries when selecting the discount rate assumptions used to determine benefit obligations and net periodic cost. In selecting the discount rate for the U.S. Plan and the SERP Plan, the Company considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody's Investor Service. The discount rate assumptions for the benefit obligations for the plans were as follows: U.S. Plan—6.0% for 2003 and 5.75% for 2004; SERP—6.25% for 2003 and 5.75% for 2004; and U.K. Plan—5.5% for 2003 and 5.25% for 2004. The discount rate assumptions for the net periodic cost of the plans were as follows: U.S. Plan—6.5% for 2003 and 6.0%

for 2004; SERP—6.75% for 2003 and 6.25% for 2004; and U.K. Plan—5.75% for 2003 and 5.5% for 2004.

        The plan assets for the U.S. based plan are invested in Cigna General Account Fund (the "Fund"), which is guaranteed as to principal. In estimating the expected return on the U.S. Plan assets, the Company considers past performance and future expectations for the Fund. At December 31, 2004, the expected return on the U.S. Plan assets was 6.0% compared to 6.5% in the prior year. The SERP Plan has not been funded. The plan assets for the U.K. based plan are primarily invested in equity securities, and the expected return on plan assets was 8% for 2003 and 2004.

        The calculation of benefits under the U.K. Plan reflects compensation increases of 3.0% in 2003 and 2004. The calculation of benefits under the SERP reflects compensation increases of 4.0% in 2003 and 2004.

        The Company uses a measurement date of December 31 for its pension plans.

        The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at the December 31 measurement dates:

	December 31,
	2003	2004
Change in benefit obligation
Benefit obligation at beginning of year	$31,886	47,191
Service cost	2,275	2,955
Interest cost	2,048	2,788
Participant contributions	854	940
Amendments	1,759	—
Actuarial loss	6,835	4,953
Benefits paid	(574)	(760)
Settlement payments	—	(1,705)
Other, principally foreign exchange	2,108	2,689

Benefit obligation at end of year	$47,191	59,051

Change in plan assets
Fair value of plan assets at beginning of year	$16,202	23,029
Actual gain (loss) on plan assets	3,166	2,683
Employer contributions	2,087	2,796
Plan participant contributions	854	940
Benefits paid	(574)	(760)
Other, principally foreign exchange	1,294	1,614

Fair value of assets at end of year	$23,029	30,302

Funded status	$(24,162)	(28,749)
Unrecognized actuarial loss	15,986	19,932
Unrecognized prior service cost	5,627	4,833
Unrecognized net transition obligation	12	6

Net liability amount recognized	$(2,537)	(3,978)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(14,219)	(16,762)
Intangible asset	4,933	4,732
Accumulated other comprehensive income (pre-tax)	4,896	6,992
Prepaid pension cost	1,853	1,060

Net amount recognized	$(2,537)	(3,978)

	December 31,
	2002	2003	2004
Components of net periodic pension benefit cost:
Service cost	$1,523	2,275	2,955
Interest cost	1,536	2,048	2,788
Expected return on plan assets	(1,465)	(1,481)	(2,041)
Actuarial loss	129	738	1,314
Net amortization and deferral	45	54	64
Amortization of prior service costs	454	532	768

Net periodic cost	$2,222	4,166	5,848

        The accumulated benefit obligation for all defined benefit pension plans was $37,738 and $47,064 at December 31, 2003 and 2004, respectively. As required by SFAS 87, for pension plans for which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at December 31, 2003 and 2004 the additional minimum liability of the unfunded accumulated benefit obligation of $9,829 and 11,724, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

        In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $244, $240 and $225 during the years ended December 31, 2002, 2003 and 2004, respectively.

        The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company's Board of Directors. Contribution expense for the years ended December 31, 2002, 2003 and 2004 amounted to approximately $1,537, $3,456 and $4,470, respectively. The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

        The SERP is not a qualified plan. In 2003, to provide a source for the payment of certain benefits under the SERP, the Company made an initial $14,700 cash payment to a rabbi trust, which in turn made a $9,800 payment for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $10,118 at December 31, 2004.

        The asset allocation of the Scientific Games International Pension Plan ("UK Plan") as of December 31, 2003 and 2004, and the target allocation for 2005, by asset category, are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation 2005
		2004	2003
Equity securities	75%	78%	75%
Real Estate	5%	6%	5%
Bonds	20%	17%	20%

	100%	100%	100%

        The UK Plan investment policy is to maximize long term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

        The expected future cash flows for the UK Plan for 2005 is approximately $460.

(17)    Income Tax Expense

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable tax rates.

        The consolidated income (loss) before income tax expense, by domestic and foreign source, is as follows:

	Years Ended December 31,
	2002	2003	2004
Domestic	$(1,446)	61,550	76,103
Foreign	14,303	19,916	18,489

Consolidated income before income tax expense	$12,857	81,466	94,592

        Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year Ended December 31, 2002
Federal	$—	(29,909)	(29,909)
Foreign	5,069	(427)	4,642
State	775	(2,383)	(1,608)

Total	$5,844	(32,719)	(26,875)

Year Ended December 31, 2003
Federal	$8,045	12,217	20,262
Foreign	4,435	616	5,051
State	2,177	1,829	4,006

Total.	$14,657	14,662	29,319

Year Ended December 31, 2004
Federal	$1,477	15,882	17,359
Foreign	6,557	392	6,949
State	6,281	(1,739)	4,542

Total	$14,315	14,535	28,850

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax asset (liabilities) relate to the following:

	December 31,
	2003	2004
Deferred Tax Assets
Inventory	$2,369	2,432
Reserve for doubtful accounts	952	1,160
Accrued litigation expenses	422	341
Accrued vacation	754	540
Other accrued liabilities	14,277	7,350
Deferred compensation	3,052	3,802
Partnership investments	273	—
Accumulated other comprehensive income items	566	200
Net operating loss carryforward	50,716	32,632
Foreign tax credits	2,188	6,870
Alternative minimum tax credits	221	1,917
Research and experimentation credits	32	32
Valuation allowance	(8,992)	(5,664)

Total deferred tax assets	66,830	51,612

Deferred Tax Liabilities
Prepaid expense	(152)	(304)
Deferred costs	(2,588)	(1,941)
Intangible assets-difference in basis and amortization periods	(22,443)	(22,396)
Property and equipment-differences in basis and depreciation methods	(8,936)	(8,816)
Interest charge, Domestic International Sales Corp.	(7,064)	(7,043)

Total deferred tax liabilities	(41,183)	(40,500)

Net deferred tax assets on balance sheet	$25,647	11,112

Amounts recognized in the Consolidated Balance Sheet consist of:
Current deferred tax assets	$15,833	414
Non-current deferred tax assets	14,409	10,698
Non-current deferred tax liabilities	(4,595)	—

Net deferred tax assets on balance sheet	$25,647	11,112

        The aggregate deferred tax assets before valuation allowance at December 31, 2003 and 2004 were $75,822 and $57,276, respectively. The aggregate deferred tax liabilities at December 31, 2003 and 2004 were $41,183 and $40,500, respectively.

        The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate rate to income before income tax expense) as follows:

	Years Ended December 31,
	2002	2003	2004
Statutory U.S. federal income tax rate	35%	35%	35%
Computed "expected" tax expense	$4,500	28,513	33,107
Increase (reduction) in income taxes resulting from:
Change in valuation allowance	(31,582)	—	(2,240)
State income tax expense	1,381	2,604	2,952
Foreign tax differential	(1,928)	(2,903)	(797)
Other, net	754	1,105	(4,172)

	$(26,875)	29,319	28,850

        The Company has regular tax net operating loss carryforwards of approximately $1,401 that expire in 2010, $13,480 that expire in 2011, $9,151 that expire in 2012, $12 that expire in 2016, $2,108 that expire in 2017, $10,691 that expire in 2018, $6 that expire in 2019, $35,666 that expire in 2020 and $3,017 that expire in 2022. In connection with the fiscal 2000 acquisition of SGHC and the concurrent sale of Series A Preferred Stock, the Company incurred an ownership change pursuant to Section 382 of the Internal Revenue Code of 1986. As a result, the availability of tax net operating loss carryforwards realized by the Company prior to the change in ownership, totaling approximately $120,000, to offset post acquisition taxable income is limited to approximately $17,500 annually, except with respect to taxable income, if any, attributable to sales of pre-acquisition assets.

        The Company has foreign tax credits of approximately $6,870, of which $1,432 will expire in 2005, $1,974 will expire in 2006, $1,205 will expire in 2007, $983 will expire in 2008 and $1,276 will expire in 2009. The Company has minimum tax credit carryforwards (which can be carried forward indefinitely) of approximately $1,917 and research and experimentation credit carryforwards of approximately $32. The research and experimentation credits expire in 2020.

        U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

        On October 22, 2004, the American Jobs Creation Act ("the Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requires further guidance. As of December 31, 2004, the Company has not decided whether or to what extent it might repatriate any qualifying foreign earnings under the Act. Accordingly, no provision on unremitted foreign earnings has been recorded at December 31, 2004.

        The net change in the valuation allowance for deferred tax assets for the years ended December 31, 2002 and 2003 was a decrease of $31,582 and no change, respectively. There was $3,328 decrease in the valuation allowance for deferred tax assets for the year ended December 31, 2004, of which $2,240 is reported as a reduction in 2004 income tax expense and $1,088 is reflected as a reduction in the value of the deferred tax asset for state net operating loss carryforwards.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statements of operations	$680
Additional capital (benefit from exercise of stock options)	4,984

$5,664

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

        The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the years ended December 31, 2002, 2003 and 2004. Operating revenues are allocated among geographic segments based on where the customer is located. Gross profit excludes depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses, including depreciation and amortization, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended December 31, 2002
	Lottery Group	Pari-Mutuel	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$239,219	81,546	62,053	—	382,818
Sales revenues	20,721	5,692	—	46,022	72,435

Total revenues	259,940	87,238	62,053	46,022	455,253

Cost of service	131,602	46,677	42,759	—	221,038
Cost of sales	14,474	2,751	—	30,187	47,412
Amortization of service contract software	2,328	2,602	—	—	4,930

Total operating expenses	148,404	52,030	42,759	30,187	273,380

Gross profit	111,536	35,208	19,294	15,835	181,873
Selling, general and administrative expenses	26,900	10,675	2,821	4,520	44,916
Depreciation and amortization	21,646	11,679	1,789	2,241	37,355

Segment operating income	$62,990	12,854	14,684	9,074	99,602

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					18,766

Consolidated operating income					$80,836

Assets at December 31, 2002	$293,385	79,083	38,634	46,335	457,437

Unallocated assets at December 31, 2002					179,352

Consolidated assets at December 31, 2002					$636,789

Capital and wagering systems expenditures	$19,065	8,344	2,153	1,455	31,017

	Year Ended December 31, 2003
	Lottery Group	Pari-Mutuel	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347

Total revenues	362,505	86,197	63,946	48,263	560,911

Cost of service	159,447	43,476	44,807	—	247,730
Cost of sales	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312

Total operating expenses	203,278	48,631	44,807	32,408	329,124

Gross profit	159,227	37,566	19,139	15,855	231,787
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668

Segment operating income	$93,370	14,640	13,735	8,227	129,972

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					20,632

Consolidated operating income					$109,340

Assets at December 31, 2003	$566,790	83,064	35,283	43,347	728,484

Unallocated assets at December 31, 2003					234,505

Consolidated assets at December 31, 2003					$962,989

Capital and wagering systems expenditures	$26,663	6,639	830	1,476	35,608

	Year Ended December 31, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$451,056	78,397	61,531	—	590,984
Sales revenues	62,506	4,140	—	67,865	134,511

Total revenues	513,562	82,537	61,531	67,865	725,495

Cost of service	229,502	44,780	44,707	—	318,989
Cost of sales	40,041	2,381	—	49,809	92,231
Amortization of service contract software	3,338	2,461	—	—	5,799

Total operating expense	272,881	49,622	44,707	49,809	417,019

Gross profit	240,681	32,915	16,824	18,056	308,476
Selling, general and administrative expenses	58,630	9,495	4,084	6,313	78,522
Depreciation and amortization	38,470	10,808	1,951	3,305	54,534

Segment operating income	$143,581	12,612	10,789	8,438	175,420

Unallocated corporate selling, general and administrative costs, and depreciation and amortization					27,696

Consolidated operating income					$147,724

Assets at December 31, 2004	$654,676	78,263	34,228	55,694	822,861

Unallocated assets at December 31, 2004					269,162

Consolidated assets at December 31, 2004					$1,092,023

Capital and wagering systems expenditures	$64,435	14,949	389	660	80,433

        The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period:

	Years Ended December 31,
	2002	2003	2004
Reportable segment operating income	$99,602	129,972	175,420
Unallocated corporate expense	(18,766)	(20,632)	(27,696)
Interest expense	(44,842)	(26,397)	(30,952)
Other income (expense)	(636)	(1,184)	748
Equity in loss of joint venture	—	—	(6,060)
Early extinguishment of debt	(22,501)	(293)	(16,868)

Income before income tax expense	$12,857	81,466	94,592

	Years Ended December 31,
	2002	2003	2004
Geographic Segments
Service and Sales Revenue:
North America	$323,246	416,372	524,061
Europe, other than United Kingdom	88,340	98,429	124,033
United Kingdom	9,788	10,383	17,358
Other	33,879	35,727	60,043

	$455,253	560,911	725,495

Long-lived assets (excluding identifiable intangibles):
North America	$156,746	176,186	211,800
Europe, other than United Kingdom	7,947	7,619	8,927
United Kingdom	30,872	32,653	37,885
Other	5,301	12,272	12,814

	$200,866	228,730	271,426

(19)    Equity in Loss of Joint Venture

        We are a member of the consortium, Consorzio Lotterie Nazionali, consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under the contract, the Company will provide and support application software, will be the exclusive supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The contract was initially awarded in 2001, but the commencement of operations was delayed until mid-2004 by a series of protests by competing bidders. In 2004, the consortium incurred expenses in excess of revenues from the sale of instant tickets, reflecting higher than normal expenses for start-up and advertising costs incurred to re-launch the lottery. For the year ended December 31, 2004, the Company recorded an investment of approximately $2,900 and recorded a charge of $6,060, representing its share of the operating losses of the consortium for the year. All intercompany profits and expenses are eliminated.

(20)    Accumulated Other Comprehensive Income

        The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2001	$(1,611)	(955)	(569)	(7,249)	(10,384)
Change during period(1)	4,758	100	(2,261)	(1,193)	1,404
Reclassification adjustments for losses reclassified into operations	—	—	—	8,654	8,654

Balance at December 31, 2002	$3,147	(855)	(2,830)	212	(326)
Change during period(1)	7,181	891	(781)	(7,633)	(342)
Reclassification adjustments for losses reclassified into operations	—	—	—	6,314	6,314

Balance at December 31, 2003	$10,328	36	(3,611)	(1,107)	5,646

Change during period(1)	6,708	26	(1,531)	—	5,203
Reclassification adjustments for losses reclassified into operations	—	—	—	1,107	1,107

Balance at December 31, 2004	$17,036	62	(5,142)	—	11,956

(1)
Amounts originating in years 2002, 2003 and 2004 are net of income taxes.

(21)    Litigation

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

        In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss Etesa's pending lawsuit against SGI seeking the collection of amounts that Etesa claims are owed by SGI. By decision dated August 2003, of which SGI received notice in January 2004, such denial was upheld by the Council of State, the highest appellate court with jurisdiction over this matter. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia, the highest authority for these types of disputes.

        SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud's claims. The Company intends to vigorously pursue these defenses as appropriate. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although the Company believes that any potential losses arising from these claims will not result in a material adverse effect on its consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to the Company or result in material liability.

        In or about December 2003, a class action complaint (Jimmy Allard, on behalf of himself and all others similarly situated v. Autotote/Scientific Games Corporation, (Los Angeles Superior Court, Case No. BC286382)): was filed against the Company in Los Angeles Superior Court. The complaint alleged, among other things, negligence by the Company with respect to the Company's processing of horse racing betting transactions. In June 2004, after the Company filed various motions, plaintiff filed a Request for Dismissal. In September 2004, the Court dismissed the case with prejudice as against Jimmy Allard and without prejudice as against the unnamed class members. The Company incurred no material liability in connection with this suit.

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

        The Company is also aware that on December 30, 2004 Gtech filed a complaint against the Company and others in a state court in Texas (GTECH Holdings Corporations and GTECH Corporation v. Scientific Games International. Inc., et al. (Travis Country, Texas, 98th Judicial District Case No. GN 500002)) alleging among other things dissemination of false defamatory statements concerning Gtech and its business in Mexico and elsewhere, and that the Company was disqualified from Mexican bid procurements for online lottery services. The Company believes those claims lack merit and would contest them vigorously, but the Company has not been served or received any formal notice of that action and do not know whether it will be pursued.

(22)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The 2004 Notes, the Convertible Debentures and the 2004 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company's wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly-owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2003 and December 31, 2004 and for the years ended December 31, 2002, 2003 and 2004. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2004 Facility and the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$25,443	(4,473)	16,228	—	37,198
Short-term investments	42,175	—	—	—	42,175
Accounts receivable, net	—	77,670	22,008	(39)	99,639
Inventories	—	19,716	7,788	(608)	26,896
Other current assets	4,686	17,005	9,736	30	31,457
Property and equipment, net	3,135	171,692	54,534	(631)	228,730
Investment in subsidiaries	469,385	184,313	—	(653,698)	—
Goodwill	183	304,117	4,055	—	308,355
Intangible assets	—	86,982	4,466	—	91,448
Other assets	47,159	49,293	8,940	(8,301)	97,091

Total assets	$592,166	906,315	127,755	(663,247)	962,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$5,015	654	658	—	6,327
Current liabilities	15,615	110,158	25,370	953	152,096
Long-term debt, excluding current installments	525,664	—	172	—	525,836
Other non-current liabilities	(3,844)	31,633	13,689	100	41,578
Intercompany balances	(203,592)	189,865	15,524	(1,797)	—
Stockholders' equity	253,308	574,005	72,342	(662,503)	237,152

Total liabilities and stockholders' equity	$592,166	906,315	127,755	(663,247)	962,989

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$34,979	14,987	16,154	—	66,120
Short-term investments	52,525	—	—	—	52,525
Accounts receivable, net	—	73,236	32,592	(39)	105,789
Inventories	—	18,245	10,425	(608)	28,062
Other current assets	11,778	17,310	12,681	30	41,799
Property and equipment, net	5,093	206,331	60,633	(631)	271,426
Investment in subsidiaries	771,987	187,019	(36,563)	(922,443)	—
Goodwill	183	297,000	14,748	—	311,931
Intangible assets	—	79,303	14,899	—	94,202
Other assets	53,095	59,522	15,777	(8,225)	120,169

Total assets	$929,640	952,953	141,346	(931,916)	1,092,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current installments of long-term debt	$1,000	—	3,370	—	4,370
Current liabilities	8,672	91,503	37,426	1,200	138,801
Long-term debt, excluding current installments	603,645	—	2,863	—	606,508
Other non-current liabilities	(5,486)	30,503	16,699	64	41,780
Intercompany balances	(124,873)	108,969	17,948	(2,044)	—
Stockholders' equity	446,682	721,978	63,040	(931,136)	300,564

Total liabilities and stockholders' equity	$929,640	952,953	141,346	(931,136)	1,092,023

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	347,702	118,762	(11,211)	455,253
Operating expenses	—	199,209	80,265	(11,024)	268,450
Amortization of service contract software	—	4,530	400	—	4,930

Gross profit	—	143,963	38,097	(187)	181,873
Selling, general and administrative expenses	19,271	32,590	11,283	(12)	63,132
Depreciation and amortization	550	29,229	8,134	(8)	37,905

Operating income (loss)	(19,821)	82,144	18,680	(167)	80,836
Interest expense	44,112	776	1,291	(1,337)	44,842
Other (income) deductions	(302)	(2,124)	1,841	1,221	636
Early extinguishment of debt	22,501	—	—	—	22,501

Income (loss) before equity in income of subsidiaries, and income taxes	(86,132)	83,492	15,548	(51)	12,857
Equity in income of subsidiaries	95,434	—	—	(95,434)	—
Income tax expense (benefit)	(30,430)	(218)	3,773	—	(26,875)

Net income (loss)	$39,732	83,710	11,775	(95,485)	39,732

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	436,777	133,168	(9,034)	560,911
Operating expenses	—	244,255	88,560	(9,003)	323,812
Amortization of service contract software	—	4,913	399	—	5,312

Gross profit	—	187,609	44,209	(31)	231,787
Selling, general and administrative expenses	20,227	47,224	12,635	(12)	80,074
Depreciation and amortization	705	32,166	9,502	—	42,373

Operating income (loss)	(20,932)	108,219	22,072	(19)	109,340
Interest expense	25,629	804	4,085	(4,121)	26,397
Other (income) deductions	52	(5,548)	2,598	4,082	1,184
Early extinguishment of debt	293	—	—	—	293

Income (loss) before equity in income of subsidiaries, and income taxes	(46,906)	112,963	15,389	20	81,466
Equity in income of subsidiaries	123,369	—	—	(123,369)	—
Income tax expense (benefit)	24,316	917	4,086	—	29,319

Net income	$52,147	112,046	11,303	(123,349)	52,147

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	576,266	171,221	(21,992)	725,495
Operating expenses	—	314,895	118,383	(22,058)	411,220
Amortization of service contract software	—	5,525	274	—	5,799

Gross profit	—	255,846	52,564	66	308,476
Selling, general and administrative expenses	26,655	60,421	18,210	(12)	105,274
Depreciation and amortization	944	42,225	12,309	—	55,478

Operating income (loss)	(27,599)	153,200	22,045	78	147,724
Interest expense	29,679	1,077	3,702	(3,506)	30,952
Other (income) deductions	(3,944)	494	5,292	3,470	5,312
Early extinguishment of debt	16,868	—	—	—	16,868

Income (loss) before equity in income of subsidiaries, and income taxes	(70,202)	151,629	13,051	114	94,592
Equity in income of subsidiaries	152,944	—	—	(152,944)	—
Income tax expense	17,000	5,509	6,341	—	28,850

Net income	$65,742	146,120	6,710	(152,830)	65,742

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2002

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$39,732	83,710	11,775	(95,485)	39,732
Depreciation and amortization	550	33,759	8,534	(8)	42,835
Equity in income of subsidiaries	(95,434)	—	—	95,434	—
Early extinguishment of debt	22,501	—	—	—	22,501
Deferred income taxes	(32,021)	(1,472)	(491)	—	(33,984)
Non-cash interest expense	2,298	—	—	—	2,298
Other non-cash adjustments	1,541	516	118	—	2,175
Changes in working capital	(1,385)	(930)	(2,172)	(1,216)	(5,703)

Net cash provided by (used in) operating activities	(62,218)	115,583	17,764	(1,275)	69,854

Cash flows from investing activities:
Capital and wagering systems expenditures	(1,755)	(22,900)	(6,583)	221	(31,017)
Business acquisition, net of cash acquired	—	(4,150)	46	—	(4,104)
Other assets and investments	(3,983)	(2,913)	1,051	(8,286)	(14,131)

Net cash provided by (used in) investing activities	(5,738)	(29,963)	(5,486)	(8,065)	(49,252)

Cash flows from financing activities:
Net borrowing under lines of credit	(14,750)	—	—	—	(14,750)
Proceeds from issuance of long-term debt	291,335	—	—	—	291,335
Payments on long-term debt	(355,816)	(9)	(1,638)	—	(357,463)
Payment of financing fees	(17,531)	—	—	—	(17,531)
Net proceeds from stock issue	98,398	(11,453)	3,370	8,083	98,398
Other, principally intercompany balances	84,031	(74,255)	(11,033)	1,257	—

Net cash provided by (used in) financing activities	85,667	(85,717)	(9,301)	9,340	(11)

Effect of exchange rate changes on cash	—	692	997	—	1,689

Increase in cash and cash equivalents	17,711	595	3,974	—	22,280
Cash and cash equivalents, beginning of year	7,612	(415)	5,452	—	12,649

Cash and cash equivalents, end of year	$25,323	180	9,426	—	34,929

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$52,147	112,046	11,303	(123,349)	52,147
Depreciation and amortization	705	37,079	9,901	—	47,685
Equity in income of subsidiaries	(123,369)	—	—	123,369	—
Non-cash interest expense	2,415	—	—	—	2,415
Early extinguishment of debt	293	—	—	—	293
Other non-cash adjustments	16,998	(2,899)	(52)	—	14,047
Tax benefit from employee stock options	6,600	—	—	—	6,600
Short-term investments	(42,175)	—	—	—	(42,175)
Changes in working capital	(5,734)	(3,039)	(3,812)	4,399	(8,186)

Net cash provided by (used in) operating activities	(92,120)	143,187	17,340	4,419	72,826

Cash flows from investing activities:
Capital and wagering systems expenditures	(71)	(22,013)	(13,524)	—	(35,608)
Business acquisition, net of cash acquired	—	(167,889)	(16)	—	(167,905)
Other assets and investments	(22,678)	(24,089)	(298)	5,611	(41,454)

Net cash provided by (used in) investing activities	(22,749)	(213,991)	(13,838)	5,611	(244,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	463,548	—	—	—	463,548
Payments on long-term debt	(292,568)	(279)	(290)	—	(293,137)
Payment of financing fees	(237)	—	—	—	(237)
Net proceeds from stock issue	2,907	—	5,703	(5,703)	2,907
Other, principally intercompany balances	(58,661)	66,847	(3,859)	(4,327)	—

Net cash provided by (used in) financing activities	114,989	66,568	1,554	(10,030)	173,081

Effect of exchange rate changes on cash	—	(416)	1,745	—	1,329

Increase (decrease) in cash and cash equivalents	120	(4,652)	6,801	—	2,269
Cash and cash equivalents, beginning of year	25,323	180	9,426	—	34,929

Cash and cash equivalents, end of year	$25,443	(4,472)	16,227	—	37,198

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,742	146,120	6,710	(152,830)	65,742
Depreciation and amortization	944	47,750	12,583	—	61,277
Equity in income of subsidiaries	(152,944)	—	—	152,944	—
Non-cash interest expense	2,107	—	—	—	2,107
Early extinguishment of debt	16,868	—	—	—	16,868
Other non-cash adjustments	(6,477)	(1,510)	86	—	(7,901)
Undistributed earnings of affiliates	—	6,060	—	—	6,060
Tax benefit from employee stock options	14,606	—	—	—	14,606
Short-term investments	(10,350)	—	—	—	(10,350)
Changes in working capital	(10,978)	(12,584)	(1,510)	(214)	(25,286)

Net cash provided by (used in) operating activities	(80,482)	185,836	17,869	(100)	123,123

Cash flows from investing activities:
Capital and wagering systems expenditures	(2,481)	(70,168)	(6,991)	(793)	(80,433)
Investment in joint venture	—	(2,981)	—	—	(2,981)
Business acquisition, net of cash acquired	—	(1,709)	(21,661)	—	(23,370)
Other assets and investments	(31,019)	(11,491)	22,288	(17,480)	(37,702)

Net cash provided by (used in) investing activities	(33,500)	(86,349)	(6,364)	(18,273)	(144,486)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	597,000	—	5,418	—	602,418
Payments on long-term debt	(522,893)	(654)	(1,867)	—	(525,414)
Payment of financing fees	(7,376)	—	—	—	(7,376)
Net proceeds from stock issue	(23,718)	1,963	(19,828)	18,159	(23,424)
Other, principally intercompany balances	78,579	(81,219)	2,426	214	—

Net cash provided by (used in) financing activities	121,592	(79,910)	(13,851)	18,373	46,204

Effect of exchange rate changes on cash	1,926	(117)	2,272	—	4,081

Increase (decrease) in cash and cash equivalents	9,536	19,460	(74)	—	28,922
Cash and cash equivalents, beginning of year	25,443	(4,473)	16,228	—	37,198

Cash and cash equivalents, end of year	$34,979	14,987	16,154	—	66,120

(23) Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003
Total operating revenues	$123,218	128,849	132,063	176,781
Operating expenses	70,035	72,417	75,403	105,957
Amortization of service contract software	1,267	1,344	1,325	1,376

Gross profit	51,916	55,088	55,335	69,448
Net income (loss)	11,321	12,570	13,237	15,019
Convertible preferred stock paid-in-kind dividend	1,847	1,895	1,942	1,977

Net income (loss) available to common stockholders	$9,474	10,675	11,295	13,042

Basic and diluted earnings (loss) per share:
Basic net income (loss) available to common stockholders	$0.16	0.18	0.19	0.21

Diluted net income (loss) available to common stockholders	$0.13	0.14	0.15	0.17

Weighted average number of shares used in per share calculations:
Basic shares	59,450	59,868	60,123	60,756

Diluted shares	87,932	89,228	89,196	90,914

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004
Total operating revenues	$185,465	178,112	179,309	182,609
Operating expenses	106,541	98,399	102,489	103,791
Amortization of service contract software	1,434	1,597	553	2,215

Gross profit	77,490	78,116	76,267	76,603
Net income	20,421	19,508	21,461	4,352
Convertible preferred stock dividend	1,982	1,982	757	—

Net income available To common stockholders	$18,439	17,526	20,704	4,352

Basic and diluted earnings per share:
Basic net income available to common stockholders	$0.30	0.28	0.26	0.05

Diluted net income available to common stockholders	$0.22	0.21	0.24	0.05

Weighted average number of shares used in per share calculations:
Basic shares	61,942	63,153	78,661	88,071

Diluted shares	91,825	90,757	90,777	91,463

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2003 and 2004
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions(1)	Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	$3,889	1,704	—	1,821	3,772
Reserve for inventory obsolescence	$2,480	3,782	—	1,166	5,096
Year ended December 31, 2003
Allowance for doubtful accounts	$3,772	2,262	—	1,445	4,589
Reserve for inventory obsolescence	$5,096	2,057	—	3,789	3,364
Year ended December 31, 2004
Allowance for doubtful accounts	$4,589	3,938	944	4,653	4,818
Reserve for inventory obsolescence	$3,364	2,717	—	1,772	4,309

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

        KPMG's report on our financial statement for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG's audit report included in our Annual Report on Form 10-K filed on March 24, 2003 and in Amendment No. 3 thereto filed on August 14, 2003 contained a separate paragraph stating that we had adopted the provisions of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

        During the fiscal year ended December 31, 2002 and the interim period between December 31, 2002 and May 20, 2003, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to KPMG's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports for such years, nor did any of the reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occur during either of such fiscal years or during such interim period.

        During the year ended December 31, 2002 and the interim period between December 31, 2002 and May 20, 2003, neither we nor anyone acting on our behalf consulted D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC because we identified that we had a material weakness in the design of internal controls over financial reporting.

        During 2004, we held a minority equity interest in an incorporated Italian consortium (which was formed in 2003 and began operations in mid-2004) that was accounted for under the cost basis of accounting. Subsequent to year end, we determined that because we had a 20% equity interest in an entity of that type, our pro-rata share of losses of the consortium in 2004 should have been recognized using the equity method of accounting. An adjustment for this matter along with certain other adjustments related to non-routine or complex accounting matters, which in the aggregate were material to the financial statements, were necessary to fairly present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States. As a result, when we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2004, we identified that we had a material weakness in the design of internal controls because we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of the Italian consortium.

        We are in the process of remediating this weakness by adding additional personnel resources to our financial staff and expect to enter into arrangements with certain outside accounting firms to provide additional U.S. GAAP resources for non-routine or complex accounting matters that may arise in the future.

        Other than set forth above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

        The report called for by Item 308(a) of Regulation S-K is included herein as "Management's Report on Internal Control Over Financial Reporting," included in Item 8 in this Form 10-K

        The attestation report called for by Item 308(b) of Registration S-K is included herein as "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," included in Item 8 in the Form 10-K.

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

        Information relating to our executive officers is included in Part I of this From 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to security ownership of certain beneficial owners and management under the caption, "Security Ownership" in the Company's proxy statement in connection with the year 2004 Annual Meeting of Stockholders is incorporated herein by reference.

  Equity Compensation Plan Information

        The following table provides information about the shares of our Common Stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,651,918	$10.72	2,952,517
Equity compensation plans not approved by security holders	980,302	$4.37	84,245

Total	8,632,220	$10.00	3,036,762

        The equity compensation plans which were not submitted for stockholder approval consisted of stock options granted as inducement options in 2003, and our 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995. Such plans are described below.

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

        The 1995 Equity Incentive Plan.    Our 1995 Equity Incentive Plan, as amended (the "1995 Plan"), authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors of the Company. As of December 31, 2004, 849,052 shares were subject to outstanding awards under the 1995 Plan and 84,245 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee of our Board of Directors, which is authorized to select the participants, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Committee's practice has been to award stock options which vest in four annual installments (one-quarter of the total on each of the first, second, third and fourth anniversaries of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets. The Board may amend or terminate the 1995 Plan without stockholder approval, but no amendment or termination of the 1995 Plan may adversely affect any award previously granted under the 1995 Plan without the consent of the holders. Unless earlier terminated by the Board, the 1995 Plan will terminate at such time as no shares remain available for issuance under the 1995 Plan and we have no further rights or obligations with respect to outstanding awards under the 1995 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  1.
  Financial Statements. See Index to Consolidated Financial Statements attached hereto.

  2.
  Financial Statements Schedule. See Index to Consolidated Financial Statements attached hereto.

  3.
  Exhibits. The following is a list of exhibits:

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
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
4.4	Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes.(†)
4.5
Third Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 28, 2004).
4.6
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 6 1/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.7
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the .75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).

4.8
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company (the "JPMorgan Confirmation") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.9
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company (the "Bear Confirmation") (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.11	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.1
Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, the several lenders from time to time parties thereto, Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, Deutsche Bank Securities Inc. and Credit Suisse First Boston, as co-arrangers and co-documentation agents, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2003).
10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).
10.3
First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "June 2004 10-Q")).
10.4
Second Amendment and Consent, dated as of June 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, supplemented and as amended by that certain First Amendment, dated as of April 30, 2004, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.2 to the Company's June 2004 10-Q).
10.5
Credit Agreement, dated as of December 23, 2004, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bear Stearns & Co., Inc., as joint lead arrangers and joint bookrunners, and Bear Stearns Corporate Lending Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).

10.6
Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company's subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.7
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.8
Supplemental Stockholders' Agreement, dated June 26, 2002, by and among the Company and MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.9
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) and SGMS Acquisition Corporation on November 26, 2003 (the "MacAndrews 13D")).
10.10
Letter to the Company from MacAndrews, dated October 30, 2003, with respect to the temporary waiver by MacAndrews of one director designee to the Company's Board of Directors (incorporated by reference to Exhibit 4 to the MacAndrews 13D).
10.11
Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 1993).
10.12
Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.13
1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-46594), which became effective on March 20, 1992).*
10.14	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.15	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.16
1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*

10.17	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.18	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.19	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.20	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.21	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*
10.22	Employment Agreement dated November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's June 2004 10-Q).*
10.23
Employment Agreement, dated November 1, 2002, between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.24
Employment Agreement dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.25
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.26
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company's 2002 10-K).*
10.27
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
21.1	List of Subsidiaries.(†)
23.1	Consent of KPMG LLP.(†)
23.2	Consent of Deloitte & Touche LLP.(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.1
Agreement and Plan of Merger, dated as of May 18, 2000, among the Company, ATX Enterprises, Inc. and Scientific Games Holdings Corp. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed on May 26, 2000).
99.2
Stock Purchase Agreement, dated as of September 11, 2003, among the Company, Powerhouse Technologies, Inc. and IGT Online Entertainment Systems, Inc. and List of Omitted Schedules to the Stock Purchase Agreement (incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K filed on November 13, 2003).
99.3
Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. ("MDI") and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.4
Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.5
Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.6
Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).
99.7
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
Dated: March 16, 2005
	By:	/s/ A. LORNE WEIL A. Lorne Weil, Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title
/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board, President and Chief Executive Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ PETER A. COHEN Peter A. Cohen	Director
/s/ COLIN J. O BRIEN Colin J. O'Brien	Director
/s/ JOSEPH R. WRIGHT,JR. Joseph R. Wright,Jr.	Director
/s/ SIR BRIAN G. WOLFSON Sir Brian G. Wolfson	Director
/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ HOWARD GITTIS Howard Gittis	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 10-K")).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (the "2000 10-K")).
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
4.4
Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes. (†)
4.5
Third Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 28, 2004).
4.6
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 6 1/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.7
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the .75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.8
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company (the "JPMorgan Confirmation") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.9
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company (the "Bear Confirmation") (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.11	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 30, 2004).

10.1
Amended and Restated Credit Agreement, dated as of November 6, 2003, among the Company, the several lenders from time to time parties thereto, Bear, Stearns & Co., Inc., as sole lead arranger and sole book runner, Deutsche Bank Securities Inc. and Credit Suisse First Boston, as co-arrangers and co-documentation agents, Bear Stearns Corporate Lending Inc., as syndication agent, and The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 13, 2003).
10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of November 6, 2003, by the Company and each of the other subsidiaries thereto in favor of The Bank of New York, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 10-K")).
10.3
First Amendment, dated as of April 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the "June 2004 10-Q")).
10.4
Second Amendment and Consent, dated as of June 30, 2004, to the Amended and Restated Credit Agreement dated as of November 6, 2003, supplemented and as amended by that certain First Amendment, dated as of April 30, 2004, among the Company, the several banks and other financial institutions or entities from time to time parties thereto (incorporated by reference to Exhibit 10.2 to the Company's June 2004 10-Q).
10.5
Credit Agreement, dated as of December 23, 2004, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bear Stearns & Co., Inc., as joint lead arrangers and joint bookrunners, and Bear Stearns Corporate Lending Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.6
Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company's subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.7
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.8
Supplemental Stockholders' Agreement, dated June 26, 2002, by and among the Company and MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.9
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews & Forbes Holdings Inc. (formerly known as, Mafco Holdings Inc.) and SGMS Acquisition Corporation on November 26, 2003 (the "MacAndrews 13D")).
10.10
Letter to the Company from MacAndrews, dated October 30, 2003, with respect to the temporary waiver by MacAndrews of one director designee to the Company's Board of Directors (incorporated by reference to Exhibit 4 to the MacAndrews 13D).
10.11
Purchase Agreement among the Company, Autotote Enterprises, Inc., and the State of Connecticut, Division of Special Revenue, dated June 30, 1993 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 1993).

10.12
Agreement between the Company and Stichting Hippo Toto dated June 29, 1998 relating to purchase of Autotote Nederland B.V. (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998).
10.13
1984 Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33- 46594), which became effective on March 20, 1992).*
10.14	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.15	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.16
1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K")).*
10.17	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.18	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.19	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.20	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.21	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*
10.22	Employment Agreement dated November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's June 2004 10-Q).*
10.23
Employment Agreement, dated November 1, 2002, between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.24
Employment Agreement dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.25
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.26
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company's 2002 10-K).*
10.27
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
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
99.2
Stock Purchase Agreement, dated as of September 11, 2003, among the Company, Powerhouse Technologies, Inc. and IGT Online Entertainment Systems, Inc. and List of Omitted Schedules to the Stock Purchase Agreement (incorporated by reference to Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K filed on November 13, 2003).
99.3
Agreement and Plan of Merger, dated as of November 19, 2002, by and among Scientific Games International, Inc., MDI Entertainment, Inc. ("MDI") and Blue Suede Acquisition Corp. (incorporated by reference to Exhibit 99(d)(1) to the Company's Schedule TO-T, filed on November 26, 2002).
99.4
Stock Purchase Agreement, dated as of November 19, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and Steven M. Saferin (incorporated by reference to Exhibit 2.2 to MDI's Current Report on Form 8-K, filed on November 20, 2002).
99.5
Amendment No. 1 to Agreement and Plan of Merger, dated December 13, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-2 to the Company's Schedule TO-T/A-1, filed on December 13, 2002).
99.6
Amendment No. 2 to Agreement and Plan of Merger, dated December 20, 2002, by and among Scientific Games International, Inc., Blue Suede Acquisition Corp. and MDI (incorporated by reference to Exhibit 99(d)(1)-3 to the Company's Schedule TO-T/A-2, filed on December 20, 2002).
99.7
Stock Purchase Agreement, dated June 5, 2002, among the Company, Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 20, 2002).

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

QuickLinks

PART I FORWARD-LOOKING STATEMENTS
U.S. Instant Ticket and Online Lottery Sales
U.S. Thoroughbred Industry Pari-Mutuel Wagering: Remote and Live Handle
PART II
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (in thousands, except per share amounts)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Management's Report on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2004 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2002, 2003 and 2004 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 2002, 2003 and 2004 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2003 and 2004 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2002, 2003 and 2004 (in thousands) (Continued)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Year Ended December 31, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2002
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2003
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2004
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Years Ended December 31, 2002, 2003 and 2004 (in thousands)
PART III
SIGNATURES
EXHIBIT INDEX