Form 10-K/A
period 2004-12-31
SCIENTIFIC GAMES CORP
filed 2005-05-02
CIK 750004

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

        The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,134,905,171 based on the closing price of the common stock reported on the NASDAQ National Market on June 30, 2004, which was the last business day of the most recently completed second fiscal quarter. For purposes of this computation only, non-affiliates excludes directors and executive officers of the registrant.

        The number of shares of common stock outstanding as of March 14, 2005 was 88,924,002.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:

        The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is to provide the information required by Items 10-14 of Part III. In addition, in connection with the filing of this Amendment No. 1, we are including currently dated certifications as Exhibits 31.3 and 31.4.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

        We currently have nine directors on our Board. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal. MacAndrews & Forbes Holdings Inc., our largest stockholder, has the right to designate four of the directors (or a lesser number in the event that its ownership level declines) under a stockholders' agreement with us, as supplemented, and such holder has designated Ronald O. Perelman, Howard Gittis, Barry F. Schwartz and Peter A. Cohen to serve as directors.

        The name, age, business experience and certain other information regarding each of our directors are set forth below.

Name	Age	Position with the Company	Director Since
A. Lorne Weil	59	Chairman of the Board, President and Chief Executive Officer(1)	1989
Peter A. Cohen	58	Vice Chairman of the Board(1)	2000
Colin J. O'Brien	66	Director(2)(4)(5)	2000
Ronald O. Perelman	62	Director(1)	2003
Howard Gittis	71	Director(3)(4)	2003
Barry F. Schwartz	56	Director(2)(5)	2003
Eric M. Turner	49	Director(3)(5)	2002
Sir Brian G. Wolfson	69	Director (2)	1988
Joseph R. Wright, Jr.	66	Director(2)(3)(4)	2004

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

        Peter A. Cohen has been Vice Chairman of our Board since February 2003. Mr. Cohen is a founding partner and principal of Ramius Capital Group, LLC, a private investment management firm formed in 1994. From November 1992 to May 1994, Mr. Cohen was Vice Chairman and a director of Republic New York Corporation, as well as a member of its executive management committee. Mr. Cohen was also Chairman of Republic's subsidiary, Republic New York Securities Corporation. Mr. Cohen was Chairman of the Board and Chief Executive Officer of Shearson Lehman Brothers from 1983 to 1990. Mr. Cohen is a director of Portfolio Recovery Associates, Inc. and Titan Corporation.

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

        Ronald O. Perelman has been Chairman and Chief Executive Officer of MacAndrews & Forbes Holdings Inc., a diversified holding company, and various affiliates since 1980. Mr. Perelman is Chairman of the Board of Revlon Consumer Products Corporation and Revlon, Inc., Co-Chairman of the Board of Panavision Inc., and a director of REV Holdings LLC and M & F Worldwide Corp.

        Howard Gittis has been Vice Chairman & Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and various affiliates since 1985 and has been Chairman, President and Chief Executive Officer of M & F Worldwide Corp. since 2000. Prior to joining MacAndrews & Forbes, Mr. Gittis was a partner at the Philadelphia law firm of Wolf, Block, Schorr and Solis-Cohen where he had served as Chairman of the Executive Committee. Mr. Gittis is a director of Jones Apparel Group, Inc., M & F Worldwide Corp., Panavision Inc. and Revlon, Inc.

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

        Eric M. Turner served as Senior Vice President of State Street Corporation, a financial services company, from 1996 to 2003. Mr. Turner was the executive director of the Massachusetts State Lottery Commission from 1992 to 1995. During his time at the Lottery Commission, Mr. Turner was elected to positions of Treasurer and Secretary of the North American Association of State and Provincial Lotteries, a professional association of 46 North American lotteries. In 1991, Mr. Turner served as Deputy Treasurer of the Office of the State Treasurer of Massachusetts. Prior to that time, he was employed with Drexel Burnham Lambert for approximately seven years, last serving as Corporate Vice President, Municipal Finance Department, from 1989 to 1990.

        Sir Brian G. Wolfson served as Chairman of Wembley plc, a United Kingdom company involved in the sports and entertainment industries, from 1987 to May 1995, and as Deputy Chairman of Wembley from May 1995 to September 1995. Sir Brian is Chairman of the Board of Kepner-Tregoe Inc. and Natural Health Trends Corp.

        Joseph R. Wright, Jr.    has been President and Chief Executive Officer of PanAmSat Corporation, a provider of global video and data broadcast services via satellite, since August 2001. Mr. Wright was the President of Terremark Worldwide, Inc. from March 2000 to August 2001 and was the Chairman of GRC International, Inc. from 1996 to March 2000. He was Executive Vice President and Vice Chairman of W.R. Grace & Co. from 1989 to 1994. Mr. Wright was a member of President Reagan's

Cabinet as Director of the White House Office of Management and Budget (OMB) from 1988 to 1989 and was Deputy Director of OMB from 1982 to 1988. Mr. Wright is a director of PanAmSat Corporation and Terremark Worldwide, Inc.

Audit Committee Financial Expert

        The Board has determined that Mr. O'Brien qualifies as an audit committee financial expert and that he is an independent director under the listing standards of the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership on Form 3 and reports of changes in their ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Based solely on a review of the copies of the reports that our directors, officers and ten percent holders filed with the SEC and on the representations made by such persons, we believe all applicable filing requirements were met during fiscal 2004, except Mr. Weil filed a Form 4 two days late with respect to option exercises and stock sales which occurred on April 12, 2004, Mr. O'Brien filed a Form 4 two days late with respect to stock sales which occurred on September 14 and September 15, 2004 and Mr. Huntley filed a Form 4 two days late with respect to option exercises and stock sales which occurred on November 4, 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table shows the compensation awarded or paid by us and our subsidiaries to our Chief Executive Officer and the four other highest paid executive officers in fiscal 2004 (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended December 31, 2002, 2003 and 2004.

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Restricted Stock Awards(2) ($)		Securities Underlying Options (#)	All Other Compensation(3) ($)
A. Lorne Weil President and Chief Executive Officer	2004 2003 2002	816,000 790,958 767,176	1,000,000 1,000,000 767,176	— 378,692 98,142	(5) (7)	150,000 1,150,000 479,000	17,524 19,660 19,660	(4) (6) (8)
Martin E. Schloss Vice President, General Counsel and Secretary	2004 2003 2002	350,000 316,383 306,870	216,250 154,237 153,436	— — 12,911	(7)	26,000 51,000 24,000	10,878 10,855 10,828	(4) (6) (8)
DeWayne E. Laird Vice President and Chief Financial Officer	2004 2003 2002	316,667 261,105 253,500	204,375 124,025 126,750	— — —		26,000 48,000 20,000	38,163 10,705 10,685	(4) (6) (8)
William J. Huntley President, Systems Division of Scientific Games International, Inc.	2004 2003 2002	425,000 300,000 300,000	275,000 150,000 150,000	— — 4,967	(7)	34,000 78,000 23,000	7,262 6,810 62,802	(4) (6) (8)
Cliff O. Bickell President, Printed Products Division of Scientific Games International, Inc.	2004 2003 2002	375,000 300,000 287,500	234,379 150,000 143,751	— — —		28,000 78,000 23,000	7,173 6,810 6,276	(4) (6) (8)

(1)
The amounts indicated represent bonuses earned with respect to the fiscal year, which were paid or deferred (under our deferred compensation plan) in the following year.

(2)
The number and value of the aggregate restricted stock held by the Named Executive Officers as of December 31, 2004 were as follows: Mr. Weil, 179,092 shares with a value of $4,269,553; Mr. Schloss, 17,219 shares with a value of $410,501; and Mr. Huntley, 6,623 shares with a value of $157,892. The value was determined by multiplying the number of shares held on December 31, 2004 by $23.84, the closing price on that day.

(3)
In accordance with SEC rules, amounts related to personal benefits, including automobile allowances and use of Company plane for personal travel, have been omitted, since such amounts did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer.

(4)
The amounts indicated as All Other Compensation for 2004 consist of the following:

(i)
Employer contributions to defined contribution retirement plan: Mr. Weil, $10,250; Mr. Schloss, $10,250; Mr. Laird, $10,250; Mr. Huntley, $6,500; and Mr. Bickell, $6,500.

(ii)
Insurance premiums paid for individual life insurance coverage: Mr. Weil, $6,074.

(iii)
Insurance premiums paid for group term life insurance coverage: Mr. Weil, $1,200; Mr. Schloss, $628; Mr. Laird, $566; Mr. Huntley, $762; and Mr. Bickell, $673.

(iv)
Relocation amounts: Mr. Laird, $27,347, consisting of a payment of $15,000 and tax reimbursement of $12,347.

(5)
The amount indicated represents the grant date value of an award of 48,241 shares of restricted stock granted to Mr. Weil on June 23, 2003 in connection with his new employment agreement. The value was calculated by multiplying the number of shares by $7.85, the closing price on the grant date.

(6)
The amounts indicated as All Other Compensation for 2003 consist of the following:

(i)
Employer contributions to defined contribution retirement plan: Mr. Weil, $10,000; Mr. Schloss, $10,000; Mr. Laird, $10,000; Mr. Huntley, $6,000; and Mr. Bickell, $6,000.

(ii)
Insurance premiums paid for individual life insurance coverage: Mr. Weil, $8,400.

(iii)
Insurance premiums paid for group term life insurance coverage: Mr. Weil, $1,260; Mr. Schloss, $855; Mr. Laird, $705; Mr. Huntley, $810; and Mr. Bickell, $810.

(7)
The amounts indicated as restricted stock awards for 2002 represent the grant date value of the awards of "performance accelerated restricted stock" granted on May 24, 2002 to the named executives. The value of each award was calculated by multiplying the units subject to the award by $8.25, the closing price on the grant date.

(8)
The amounts indicated as All Other Compensation for 2002 consist of the following:

(i)
Employer contributions to defined contribution retirement plan: Mr. Weil, $10,000; Mr. Schloss, $10,000; Mr. Laird, $10,000; Mr. Huntley, $5,500; and Mr. Bickell, $5,500.

(ii)
Insurance premiums paid for individual life insurance coverage: Mr. Weil, $8,400.

(iii)
Insurance premiums paid for group term life insurance coverage: Mr. Weil, $1,260; Mr. Schloss, $828; Mr. Laird; $685; Mr. Huntley, $810; and Mr. Bickell, $776.

(iv)
Relocation amounts: Mr. Huntley, $56,492, consisting of payments of $31,786 and tax reimbursement of $24,706.

Option Grants in Fiscal 2004

        The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended December 31, 2004.

Individual Grants
		% of Total Options Granted to Employees In Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(3)
	Number of Securities Underlying Options Granted(1)
Name			Exercise Price(2) ($/Share)	Expiration Date
					5% ($)	10% ($)
A. Lorne Weil	150,000	7.35%	23.15	12-08-14	2,183,837	5,534,271
Martin E. Schloss	26,000	1.27%	23.15	12-08-14	378,532	959,274
DeWayne E. Laird	26,000	1.27%	23.15	12-08-14	378,532	959,274
William J. Huntley	34,000	1.66%	23.15	12-08-14	495,003	1,254,435
Cliff O. Bickell	28,000	1.37%	23.15	12-08-14	407,649	1,033,064

(1)
These options become exercisable in five equal installments, one-fifth of the total on each of the first, second, third, fourth and fifth anniversaries of the date of grant, or in full upon a change in control. In the event a holder's employment is terminated under certain circumstances, his option may become fully vested and exercisable pursuant to his employment agreement with us (see "Employment Agreements").

(2)
The exercise price of the options is equal to the fair market value of our common stock on the date of grant.

(3)
The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast possible future appreciation of our stock price.

Aggregated Option Exercises in Fiscal 2004 and Year-End Option Values

        The following table sets forth information for the Named Executive Officers with respect to the exercise of stock options during the fiscal year ended December 31, 2004 and the year-end value of unexercised options.

			Number of Securities Underlying Unexercised Options at Dec. 31, 2004 (#)		Value of Unexercised In-the-Money Options at Dec. 31, 2004(1) ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
A. Lorne Weil	601,000	$9,981,440	2,117,250	764,750	$39,409,033	$10,455,558
Martin E. Schloss	20,416	289,951	327,534	90,300	6,932,956	770,052
DeWayne E. Laird	144,250	2,494,775	99,350	84,400	1,985,138	686,520
William J. Huntley	271,500	4,264,290	39,600	131,900	530,093	1,144,115
Cliff O. Bickell	105,000	1,769,850	58,600	112,400	925,146	913,985

(1)
Amounts are based on the difference between the closing price of our common stock on December 31, 2004 ($23.84) and the exercise price.

Supplemental Executive Retirement Plan

        We have a Supplemental Executive Retirement Plan, or "SERP," which is intended to provide supplemental retirement benefits for certain of our senior executives. The SERP provides for retirement benefits according to a formula based on each participant's years of service and average rate of compensation. Payments under the SERP will commence upon a participant's termination of employment after reaching the age of at least 55 and having at least 10 years of full-time employment with us. The annual retirement benefit will be an amount equal to 3% of the participant's average compensation for the three highest consecutive calendar years in the last ten years before termination of employment, multiplied by the participant's years of full-time employment with us up to a maximum of 15 years. Accordingly, the maximum annual payment under the SERP would be 45% of a participant's highest average annual compensation. For example, a participant whose highest average annual compensation is $500,000 and who is credited with at least 15 years of full-time employment with us would receive 15 annual payments of $225,000 under the SERP. A participant may receive a total of 15 annual payments in that amount, or may elect to receive the discounted present value of those 15 annual payments in equal installments over a period of 5 or 10 years or in a single lump sum. The date for payment of benefits may be accelerated in the event of a participant's death or total permanent disability, and certain additional provisions will apply in the event of a change of control. If their highest average compensation were equivalent to their fiscal 2004 compensation, the Named Executive Officers who are participants in the SERP would be expected to receive annual retirement benefits for 15 years in the following estimated amounts, assuming their retirement after at least 15 years of service: Mr. Weil, $817,000; Mr. Schloss, $255,000; Mr. Laird, $234,000; and Mr. Huntley, $315,000. These amounts would be subject to an offset for Social Security benefits. Mr. Weil, Mr. Schloss, Mr. Laird and Mr. Huntley have 14, 12, 8 and 31 years of credited service, respectively, under the SERP. In addition, Mr. Weil, Mr. Schloss and Mr. Laird have provisions in their employment agreements with us concerning the calculation of their SERP benefits which in some respects supersede or supplement the terms of the SERP (see "Employment Agreements").

Deferred Compensation Plan

        We have a non-qualified deferred compensation plan that enables our executive officers and other eligible employees to defer receipt of up to 50% of their base salary and up to 100% of the cash bonus that may be awarded under our management incentive compensation program. The plan also enables our non-employee directors to defer receipt of up to 100% of the fees and other cash compensation payable for director services. Accounts are maintained for each of the participants, who elect to have their accounts mirror the performance of investment options that we may offer from time to time. It is intended that amounts deferred under the plan will not be subject to any federal and, in most cases, state and local income taxes until participants receive payment from the plan. Unless participants elect to extend a deferral period, deferrals and related earnings will be paid as soon as practicable following the end of the deferral period. Accounts may be distributed prior to that date if a participant leaves the Company, dies or becomes disabled, if there is a change in control, if we terminate the plan or, under extremely limited circumstances, in the event of an "unforeseeable emergency."

Employment Agreements

        A. Lorne Weil.    Mr. Weil serves as our Chairman, President and Chief Executive Officer pursuant to an amended and restated employment agreement dated as of February 28, 2003 with a term of employment ending December 31, 2007. The term extends automatically for an additional year on December 31, 2007 and on each succeeding December 31 thereafter unless written notice is given by us or by Mr. Weil prior to the June 30 preceding the date upon which such extension would become effective. Under the agreement, Mr. Weil currently receives a base salary of $1 million, which was increased to such rate on January 1, 2005 (subject to further increases on each January 1 thereafter to reflect increases, if any, during the preceding twelve months in the Consumer Price Index for the Greater New York area). Mr. Weil has the opportunity to earn up to $1 million as incentive compensation under our management incentive compensation program in each fiscal year through 2005 and thereafter by the amount equal to his base salary for the fiscal year. Under the agreement, Mr. Weil is entitled to participate in the SERP with an annual retirement benefit (notwithstanding the benefit otherwise calculated under the terms of the SERP) equal to approximately $807,000 in the case of a termination qualifying for benefits during 2005, which amount will be increased by $40,000 (plus an amount for inflation on the increased benefit) on each December 31 in the period 2005 to 2007, if he remains employed at that date. This benefit replaces the amount that would otherwise be calculated or payable under the SERP which is based on average highest compensation for three consecutive years.

        In the event Mr. Weil's employment is terminated by us without "cause" (which includes our election not to extend the term), or by Mr. Weil for "good reason" (which includes Mr. Weil's election not to extend the term and the failure to agree to the terms of his continued employment), or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Weil will be entitled to receive the following: (a) cash severance in a lump sum equal to three times a "severance base amount" of approximately $1,875,000, which will be adjusted for inflation on each January 1 in the period 2006 to 2007 based on the increase, if any, during the preceding twelve months in the Consumer Price Index for the Greater New York area; (b) his SERP benefit; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination, which will remain exercisable until the scheduled expiration dates of such options; (e) full vesting and settlement of all deferred stock and other equity-based awards held at termination; (f) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits; and (g) a payment to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any taxes payable with respect to such payment by us. If Mr. Weil's employment terminates due to retirement or death, Mr. Weil will be entitled to receive the following: (a) his SERP benefit; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, which will remain exercisable until the earlier of the third anniversary of the date of termination and the scheduled expiration dates of such options; and (d) full vesting and settlement of all deferred stock and other equity-based awards held at termination.

        Martin E. Schloss.    Mr. Schloss serves as our Vice President, General Counsel and Secretary pursuant to an employment agreement dated November 1, 2002 and currently receives a base salary of $363,000 (subject to increases on each January 1 to reflect increases, if any, in the Consumer Price Index for the Greater New York area). The agreement has a term of employment ending December 31, 2005, which extends automatically for an additional year on December 31, 2005 and on each succeeding December 31 thereafter unless written notice is given by us or by Mr. Schloss prior to the September 30 preceding the date upon which such extension would become effective. Under the agreement, Mr. Schloss has the opportunity annually to earn incentive compensation under our management incentive compensation program and to participate in the SERP with a retirement benefit that determines his "final average compensation" by the greater of (i) the amount calculated under the SERP which is based on average highest compensation for three consecutive years and (ii) the amount equal to his then-current base salary plus a bonus amount calculated by multiplying his then-current base salary by the average highest percentage of incentive compensation relative to base salary that he received for three consecutive years. In the event Mr. Schloss's employment is terminated by us without "cause" (which includes our election not to extend the term), or by Mr. Schloss for "good reason," or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Schloss will be entitled to receive the following: (a) cash severance in a lump sum equal to the sum of his then current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) the payments and benefits otherwise payable under the SERP computed as described above with credit for five additional years of service; (c) full vesting of stock options held at termination; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits.

        In the event Mr. Schloss's employment is terminated without "cause" or for "good reason" and the termination occurs at the time of, within two years after, or in anticipation of, a "change in control," he will be entitled to receive the following: (a) cash severance in a lump sum equal to the three times the sum of his then-current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) the payments and benefits otherwise payable under the SERP computed as described above with credit for five additional years of service; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination; and (e) full vesting and settlement of all deferred stock held at termination; and (f) a payment to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any taxes payable with respect to such payment by us. If Mr. Schloss's employment terminates due to retirement or death, he will be entitled to receive the following: (a) a pro rata annual incentive amount for the year of termination; (b) full vesting of stock options held at termination; and (c) any payments and benefits accrued under the SERP.

        DeWayne E. Laird.    Mr. Laird serves as our Vice President and Chief Financial Officer pursuant to an employment agreement dated November 1, 2002 and currently receives a base salary of approximately $353,000 (subject to increases on each January 1 to reflect increases, if any, in the Consumer Price Index for the Greater Philadelphia area). The agreement has a term of employment ending December 31, 2005, which extends automatically for an additional year on December 31, 2005 and on each succeeding December 31 thereafter unless written notice is given by us or by Mr. Laird prior to the September 30 preceding the date upon which such extension would become effective. Under the agreement, Mr. Laird has the opportunity annually to earn incentive compensation under our management incentive compensation program and to participate in the SERP with a retirement benefit that determines his "final average compensation" by the greater of (i) the amount calculated under the SERP which is based on average highest compensation for three consecutive years and (ii) the amount equal to his then-current base salary plus a bonus amount calculated by multiplying his then-current base salary by the average highest percentage of incentive compensation relative to base salary that he received for three consecutive years. In the event Mr. Laird's employment is terminated by us without "cause" (which includes our election not to extend the term), or by Mr. Laird for "good reason," or by reason of "total disability" (as such terms are defined in the employment agreement), Mr. Laird will be entitled to receive the following: (a) cash severance in a lump sum equal to the sum of his then current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) the payments and benefits otherwise payable under the SERP computed as described above with credit for five additional years of service; (c) full vesting of stock options held at termination; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans for a period of three years after termination other than due to "total disability," in which case the period shall be until age 65, or, if such plans do not allow continuation, a payment in lieu of such benefits.

        In the event Mr. Laird's employment is terminated without "cause" or for "good reason" and the termination occurs at the time of, within two years after, or in anticipation of, a "change in control," he will be entitled to receive the following: (a) cash severance in a lump sum equal to the three times the sum of his then-current base salary and an incentive amount equal to the higher of the average annual incentive compensation paid for the prior three years and the amount payable upon achievement of maximum performance targets for the year of termination; (b) the payments and benefits otherwise payable under the SERP computed as described above with credit for five additional years of service; (c) a pro rata annual incentive amount for the year of termination; (d) full vesting of stock options held at termination; and (e) full vesting and settlement of all deferred stock held at termination; and (f) a payment to fund any excise tax that may be imposed under Section 4999 of the Internal Revenue Code by reason of a change in control, as well as an amount to fund any taxes payable with respect to such payment by us. If Mr. Laird's employment terminates due to retirement or death, he will be entitled to receive the following: (a) a pro rata annual incentive amount for the year of termination; (b) full vesting of stock options held at termination; and (c) any payments and benefits accrued under the SERP.

        William J. Huntley.    Mr. Huntley serves as President of the Systems Division of Scientific Games International, Inc. pursuant to an Employment and Severance Benefits Agreement dated September 6, 2000 and currently receives a base salary of $450,000. The agreement has a term of employment ending September 5, 2005, which extends automatically for an additional year on September 5, 2005 and on each succeeding September 5 thereafter unless written notice is given by us or by Mr. Huntley at least 30 days prior to the date upon which such extension would become effective. Under the agreement, Mr. Huntley receives a transportation allowance of approximately $17,000 and has the opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to our executive officers. In the event Mr. Huntley's employment is terminated by us without cause or in the event of a constructive termination, Mr. Huntley will be entitled to receive the following: (a) a sum each month for a period of one year after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination; (b) a pro rata bonus for the year of termination; and (c) continued participation in certain employee benefit plans for a period of time not to exceed the period in which severance is being paid, and if such plans do not allow continuation and we are unable to obtain substantially similar benefits, payment in lieu of such benefits. If Mr. Huntley's employment is terminated due to disability, he will be entitled to receive a pro rata bonus for the year of termination and to continue to receive all disability, life and medical insurance benefits for a period of twelve months as well as his base salary for such period (to the extent payments under our disability plan do not cover 100% of base salary); and in the event of Mr. Huntley's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

        Cliff O. Bickell.    Mr. Bickell serves as President of the Printed Products Division of Scientific Games International, Inc. pursuant to an Employment and Severance Benefits Agreement dated September 6, 2000 and currently receives a base salary of $375,000. The agreement has a term of employment ending September 5, 2005, which extends automatically for an additional year on September 5, 2005 and on each succeeding September 5 thereafter unless written notice is given by us or by Mr. Bickell at least 30 days prior to the date upon which such extension would become effective. Under the agreement, Mr. Bickell receives a transportation allowance of approximately $17,000 and has the opportunity to receive an annual cash bonus and an annual grant of stock options in amounts commensurate with, and based on substantially the same criteria as, those awarded to our executive officers. In the event Mr. Bickell's employment is terminated by us without cause or in the event of a constructive termination, Mr. Bickell will be entitled to receive the following: (a) a sum each month for a period of one year after termination equal to one-twelfth of the highest annual rate of base salary plus bonus paid during the twenty-four month period preceding the date of termination; (b) a pro rata bonus for the year of termination; and (c) continued participation in certain employee benefit plans for a period of time not to exceed the period in which severance is being paid, and if such plans do not allow continuation and we are unable to obtain substantially similar benefits, payment in lieu of such benefits. If Mr. Bickell's employment is terminated due to disability, he will be entitled to receive a pro rata bonus for the year of termination and to continue to receive all disability, life and medical insurance benefits for a period of twelve months as well as his base salary for such period (to the extent payments under our disability plan do not cover 100% of base salary); and in the event of Mr. Bickell's death, his beneficiary will be paid a lump sum payment equal to six months of base salary and a pro rata bonus for the year of termination.

Change in Control Agreements

        We entered into a Change in Control Agreement dated November 1, 1997 with various executives including Mr. Schloss, Mr. Laird and Mr. Huntley, which in the cases of Mr. Schloss and Mr. Laird has been superseded by their current employment agreements. The Change in Control Agreement has a term ending on October 31, 2005, which extends automatically for an additional year on October 31, 2005 and on each succeeding October 31 thereafter unless written notice is given prior to the April 30 preceding the date upon which such extension would become effective. Pursuant to the agreement, if we terminate the employment of an executive without "cause" or the executive terminates his employment for "good reason," at the time of or within two years following a "change in control" (as such terms are defined in the agreements), such executive will be entitled to receive the following: (a) cash severance in a lump sum equal to two times the sum of his then current base salary and the higher of the average annual incentive compensation paid to him for the three prior years, and the amount payable to him upon achievement of the target level of performance for the year of termination; (b) a pro rata annual incentive amount for the year of termination; (c) full vesting of stock options held at termination, and any options which were granted on or after November 1, 1997 (the effective date of the agreement) or, if previously granted, were not "in the money" on such effective date, will remain exercisable until the earlier of 36 months after termination and the scheduled expiration date of such options; (d) full vesting and settlement of all deferred stock held at termination; and (e) continued participation in certain employee benefit plans until the earliest of 18 months, the date equivalent benefits are provided by a subsequent employer, and age 65, or, if such plans do not allow continuation, payment in lieu of such benefits. The agreements also provide that if the executive's employment is terminated without "cause" and he is not entitled to the severance described above, he will be entitled to receive a lump sum cash payment equal to his then current base salary.

Directors' Compensation

        Directors who are not employees of the Company receive the following compensation:

  (1)
  Cash Retainers:

  (a)
  an annual retainer of $30,000;

  (b)
  an additional annual retainer of $25,000 for Committee Chairs; and

  (c)
  an additional annual retainer of $75,000 for the Vice Chair of the Board.

    Prior to September 2004, directors were also paid an annual retainer of $15,000 for serving on the Executive Committee.

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

  (3)
  Stock Awards:

  (a)
  Restricted Stock—an annual grant of restricted stock at the beginning of each fiscal year having an aggregate fair market value of $30,000 (provided the director satisfied the attendance requirements described below); and

  (b)
  Stock Option—upon becoming a director, and at the end of every fifth year thereafter, a stock option to purchase 50,000 shares at a price equal to the fair market value of our common stock on the date of grant.

        The Board imposes a minimum meeting attendance requirement in connection with the annual awards of restricted stock such that only directors who have attended at least 75% of the total number of meetings held by the Board and Committees on which they served in the prior year are eligible to receive an award, except that a new director with less than six months of service in the prior year is not subject to such threshold with respect to the first grant made after becoming a director.

        The restricted stock granted to non-employee directors vests in three equal annual installments, one-third of the total on each of the first, second and third anniversaries of the date of grant, and the options granted to non-employee directors become exercisable in four equal annual installments, one-quarter of the total on each of the first, second, third and fourth anniversaries of the date of grant, and expire not later than the tenth anniversary of the date of grant. These awards vest in full if a director ceases to serve as a director due to death, disability, retirement or the failure to be re-elected to the Board.

        Mr. Weil, the only director who is employed by the Company, does not receive any additional compensation for his services as a director.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee currently consists of Howard Gittis (Chairman), Eric Turner and Joseph Wright, Jr. Also serving as members of the Committee during 2004 were Alan Zakon and Colin O'Brien. No member of the Committee is or has been an officer or employee of the Company or a subsidiary of the Company or had any relationship or transaction with the Company requiring disclosure under this item. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 31, 2005 as to the security ownership of each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, each of our directors, each of the Named Executive Officers listed in the Summary Compensation Table, and all of our directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table below have sole voting and investment power with respect to the shares indicated.

	Shares of Common Stock
Name
	Number(1)		Percent(1)
MacAndrews & Forbes Holdings Inc. 35 East 62nd Street New York, NY 10021	21,915,089	(2)	24.60%
RS Investment Management Co. LLC. 388 Market Street San Francisco, CA 94111	5,140,013	(3)	5.77%
A. Lorne Weil	4,398,582	(4)	4.81%
Peter A. Cohen	1,074,671	(5)	1.21%
Colin J. O'Brien	10,594		*
Ronald O. Perelman	21,930,621	(6)	24.62%
Howard Gittis	25,532	(7)	*
Barry F. Schwartz	20,532	(7)	*
Eric M. Turner	3,816		*
Brian G. Wolfson	8,938		*
Joseph R. Wright, Jr.	1,251		*
Martin E. Schloss	324,146	(8)	*
DeWayne E. Laird	70,350	(9)	*
William J. Huntley	57,883	(10)	*
Cliff O. Bickell	54,194	(11)	*
All directors and executive officers as a group (consisting of 15 persons)(4)(5)(6)(7)(8)(9)(10)(11)	28,099,512	(12)	30.57%

*
Represents less than 1% of the outstanding shares of common stock.

(1)
Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. A person who has the right to acquire securities within 60 days of March 31, 2005 through the exercise or conversion of an option, warrant or other security is deemed to be the beneficial owner of the securities which may be acquired. Such securities are deemed to be outstanding for the purpose of calculating the percentage of outstanding securities owned by such person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(2)
Consists of 21,915,089 shares held by SGMS Acquisition Corporation, a holding company owned by MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.), whose sole stockholder is Mr. Perelman. A Schedule 13D jointly filed with the SEC by SGMS Acquisition Corporation and MacAndrews & Forbes Holdings Inc. on November 26, 2003 sets forth information as of such date with respect to the board of directors and executive officers of such entities. As noted in Amendment No. 1 to such Schedule 13D filed on August 9, 2004, the 21,915,089 shares were issued upon conversion of all of the shares of our Series A Convertible Preferred Stock held by SGMS Acquisition Corporation.

(3)
Based on a Schedule 13G jointly filed with the SEC on February 14, 2005 by RS Investment Management, L.P., a registered investment adviser, RS Investment Co. LLC, the general partner of RS Investment Management, L.P., and George R. Hecht, a control person of each of RS Investment Management, L.P. and RS Investment Co. LLC. All such persons disclaim beneficial ownership of the reported securities.

(4)
Includes 2,187,000 shares issuable upon exercise of stock options and 130,851 shares issuable upon vesting of performance accelerated restricted stock units held by Mr. Weil. Also includes 214,505 shares held for Mr. Weil's deferred compensation account by a grantor trust established in connection with the Company's deferred compensation plan and 80,000 shares held by The Lorne Weil Charitable Foundation, with respect to which Mr. Weil serves as President. Excludes 216,644 shares held by The Lorne Weil 1989 Trust, John Novogrod, Trustee, as to which Mr. Weil disclaims beneficial ownership.

(5)
Includes 50,000 shares issuable upon exercise of a stock option held by Mr. Cohen and 6,400 shares held by members of Mr. Cohen's immediate family. Also includes 750,000 shares held by Ramius Securities, LLC and 158,500 shares held by third party accounts managed by Ramius Securities, LLC. Mr. Cohen is one of three managing members of C4S & Co., LLC, the sole managing member of Ramius Capital Group, LLC, which is the parent company of Ramius Securities, LLC. Accordingly, Mr. Cohen may be deemed to beneficially own all of the securities held by Ramius Securities, LLC and the third party accounts. Mr. Cohen disclaims beneficial ownership of such securities.

(6)
Includes the 21,915,089 shares reported in footnote 2 above which may be deemed to be beneficially owned by Mr. Perelman, the sole stockholder of MacAndrews & Forbes Holdings Inc. Also includes (a) 3,032 shares and (b) 12,500 shares issuable upon exercise of stock options held directly by Mr. Perelman. Mr. Perelman's address is c/o MacAndrews & Forbes Holdings Inc., 35 East 62nd Street, New York, NY 10021.

(7)
Includes 12,500 shares issuable upon exercise of stock options.

(8)
Includes 233,784 shares issuable upon exercise of stock options and 17,219 shares issuable upon vesting of performance accelerated restricted stock units.

(9)
Includes 24,600 shares issuable upon exercise of stock options.

(10)
Includes 15,600 shares issuable upon exercise of stock options and 6,623 shares issuable upon vesting of performance accelerated restricted stock units.

(11)
Includes 27,100 shares issuable upon exercise of stock options.

(12)
Includes 2,680,684 shares issuable upon exercise of stock options and 156,012 shares issuable upon vesting of performance accelerated restricted stock units.

  Equity Compensation Plan Information

        The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options and other stock rights under all of our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,651,918	$10.72	3,787,670
Equity compensation plans not approved by security holders(2)	980,302	$4.37	84,245

Total	8,632, 220	$10.00	3,871,915

(1)
The "Equity compensation plans approved by security holders" consist of the 1992 Equity Incentive Plan; the 1997 Incentive Compensation Plan; the 2002 Employee Stock Purchase Plan; and the 2003 Incentive Compensation Plan.

(2)
The "Equity compensation plans not approved by security holders" consist of employment inducement stock options awarded during 2003; and the 1995 Equity Incentive Plan.

        Inducement Stock Options.    During 2003, we granted stock options covering a total of 170,000 shares under employment inducement award agreements to four newly hired employees. These options, 129,750 of which remained outstanding at December 31, 2004, were granted at exercise prices ranging from $5.88 to $7.60 per share and each such option has a ten-year term and becomes exercisable in four equal annual installments, one-quarter of the total on each of the first four anniversaries of the date of grant.

        The 1995 Equity Incentive Plan.    The 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2004, 850,552 shares were subject to outstanding awards under the 1995 Plan and 84,245 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Committee's practice has been to award stock options which vest in four or five equal annual installments (with the first installment vesting on the first anniversary of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company's assets. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee's authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and the Company has no further obligation with respect to any outstanding award.

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

        In December 2004, we completed financing transactions which included issuing $200 million of 6.25% senior subordinated notes and $275 million of 0.75% convertible senior subordinated debentures in private offerings to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The initial purchasers of such securities included, among others, J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc. and Ramius. The aggregate discounts received by the initial purchasers in connection with the placements totaled $12,250,000, of which 5%, or $612,500, was received by Ramius.

        Richard Weil, the brother of A. Lorne Weil, had been employed as our Vice President of International Business Development under an employment agreement dated January 1, 2003. We entered into a severance agreement with Richard Weil in July 2004 pursuant to which he left our employment and received: (a) cash severance of $498,100; (b) a payment of $1,705,000 in lieu of any payments or benefits under the SERP; (c) vesting of stock options, which remained exercisable for a period of 90 days following employment; (d) vesting of deferred stock; and (e) medical, life insurance and disability benefits coverage for a period of three years. All previous arrangements between us and Mr. Weil were terminated upon execution of the severance agreement, including under his employment agreement, except for certain provisions relating to such matters as confidentiality and competition and rights to indemnification. The options and deferred stock accelerated in accordance with the foregoing had a total pre-tax value of approximately $918,000 and $385,000, respectively, as of the date of acceleration.

        Under a retainer agreement dated December 20, 2004, we continued our engagement of Business Strategies & Insight, L.L.C ("BSI"), a public affairs consulting firm that has assisted us since 2001 in strategic planning relating to our business with governmental customers, both domestically and overseas. BSI, which specializes in helping companies who have business with lotteries and other government agencies, has employed Luke Weil, the son of A. Lorne Weil, as a full-time consultant since November 2003. For the year ended December 31, 2004, we paid BSI an aggregate of $605,570 in respect of retainers and project fees and reimbursed them for approximately $156,000 of out-of-pocket expenses. Luke Weil is currently compensated by BSI at a rate of $5,000 per month and he devotes the majority of his time at BSI to the Scientific Games account.

        Eric Pullman, the brother-in-law of Martin E. Schloss, our General Counsel, has served as President of Autotote Enterprises, our Connecticut OTB business, since October 2004. Mr. Pullman, who previously served as Director of Business Development for Autotote Enterprises, has an employment letter agreement with us with respect to his new position under which he receives a base salary of $200,000 and a monthly allowance of $1,425 toward the rental of an apartment in New Haven, Connecticut and he has the opportunity to receive a year-end bonus of up to 50% of his base salary. Mr. Pullman was granted a stock option for 50,000 shares in connection with his promotion to President of Autotote Enterprises, which becomes exercisable in five equal annual installments beginning on the first anniversary of the grant date.

        Richard Balanetsky, the brother-in-law of DeWayne E. Laird, our Chief Financial Officer, has been employed as a technical administrator in our Information Technology department since September 2004 at an annual salary rate of $60,000. Prior to his employment, Mr. Balanetsky worked as a consultant to us for which he received approximately $75,000 during 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants

        Deloitte & Touche LLP billed the following fees for professional services rendered in respect of the Company's fiscal years ended December 31, 2003 and 2004:

	2003 Fees	2004 Fees
Audit Fees:	$845,000	$2,233,000
Audit Related Fees:	$545,000	$355,000
Tax Fees:	$277,000	$1,527,000
All Other Fees:	0	0

        The Audit Fees listed above were billed in connection with the audit of our consolidated financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Form 10-Q for the fiscal year and, for fiscal 2004, includes approximately $1,139,000 for services provided in connection with the requirements of the Sarbanes-Oxley Act of 2002. The Audit Related Fees listed above were billed for accounting consultations and audits in connection with acquisitions and in connection with filings with the Securities and Exchange Commission. The Tax Fees listed above were billed for tax compliance, planning and advice, including with respect to proposed and consummated acquisitions and the integration of recently acquired businesses and, for fiscal 2004, the majority of fees related to the reorganization of our international operations.

Pre-Approval Policy for Services Performed by Independent Accountant

        The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the independent accountant. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent accountant.

        The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Committee must give prior approval for any amount or type of service within four categories—audit, audit-related, tax services or, to the extent permitted by law, other services—that the independent accountant provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting.

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
4.4
Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")).
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

10.7
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.8
Supplemental Stockholders' Agreement, dated June 26, 2002, by and among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.9
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003 (the "MacAndrews 13D")).
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
10.17	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.18	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.19	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.20	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*

10.21	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*
10.22	Employment Agreement, dated November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's June 2004 10-Q).*
10.23
Employment Agreement, dated November 1, 2002, between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.24
Employment Agreement, dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.25
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.26
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company's 2002 10-K).*
10.27
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2004 10-K).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company's 2004 10-K).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Company's 2004 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company's 2004 10-K).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company's 2004 10-K).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's 2004 10-K).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's 2004 10-K).
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
Dated: May 2, 2005
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
4.4
Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")).
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
10.7
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's July 2000 10-Q).
10.8
Supplemental Stockholders' Agreement, dated June 26, 2002, by and among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.9
Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders' Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003 (the "MacAndrews 13D")).
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
10.17	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company's 2003 10-K).*
10.18	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's 2000 10-K).*
10.19	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's 2001 10-K).*
10.20	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.21	Amended and Restated Employment Agreement, dated as of February 28, 2003, by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company's 2003 10-K).*
10.22	Employment Agreement, dated November 1, 2002, between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's June 2004 10-Q).*
10.23
Employment Agreement, dated November 1, 2002, between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*

10.24
Employment Agreement, dated January 1, 2003 between the Company and Richard M. Weil (executed on November 12, 2003) (incorporated by reference to Exhibit 10.20 to Amendment No. 1 on Form 10-K/A to the Company's 2003 10-K).*
10.25
Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company's July 2000 10-Q).*
10.26
Form of Letter Agreement dated December 18, 2002 between Scientific Games International and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company's 2002 10-K).*
10.27
Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's 2004 10-K).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company's 2004 10-K).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to the Company's 2004 10-K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company's 2004 10-K).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company's 2004 10-K).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's 2004 10-K).
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's 2004 10-K).
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
  ITEM 10. DIRECTORS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURE
EXHIBIT INDEX