Form 10-Q
period 2005-03-31
SCIENTIFIC GAMES CORP
filed 2005-05-10
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2005:

Class A Common Stock:  89,097,968

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Balance Sheets as of December 31, 2004 and March 31, 2005

Statements of Income for the Three Months Ended March 31, 2004 and 2005

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2005

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,120	72,886
Short-term investments	52,525	17,050
Accounts receivable, net of allowance for doubtful accounts of $4,818 and $6,133 at December 31, 2004 and March 31, 2005, respectively	105,789	104,800
Inventories	28,062	32,793
Prepaid expenses, deposits and other current assets	41,799	47,583
Total current assets	294,295	275,112
Property and equipment, at cost	544,387	562,460
Less accumulated depreciation	272,961	279,117
Net property and equipment	271,426	283,343
Goodwill, net	311,931	317,622
Operating right, net	14,020	14,020
Other intangible assets, net	80,182	78,632
Other assets and investments	120,169	118,213
Total assets	$1,092,023	1,086,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,370	4,649
Accounts payable	41,802	38,477
Accrued liabilities	96,999	90,461
Total current liabilities	143,171	133,587
Other long-term liabilities	41,780	44,758
Long-term debt, excluding current installments	606,508	583,986
Total liabilities	791,459	762,331

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 88,414 and 89,076 shares outstanding at December 31, 2004 and March 31, 2005, respectively	884	891
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,755	412,181
Accumulated losses	(108,628)	(87,613)
Treasury stock, at cost	(9,403)	(9,403)
Accumulated other comprehensive income	11,956	8,555
Total stockholders’ equity	300,564	324,611
Total liabilities and stockholders’ equity	$1,092,023	1,086,942

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2004 and 2005

(Unaudited, in thousands, except per share amounts)

	2004	2005
Operating revenues:
Services	$141,633	155,754
Sales	43,832	28,802
	185,465	184,556
Operating expenses (exclusive of depreciation and amortization shown below):
Services	75,885	85,249
Sales	30,656	20,274
Amortization of service contract software	1,434	1,623
	107,975	107,146
Gross profit	77,490	77,410
Selling, general and administrative expenses	25,920	27,728
Depreciation and amortization	13,760	12,852
Operating income	37,810	36,830
Other deductions:
Interest expense	7,390	6,410
Other expense, net	608	399
	7,998	6,809
Income before income tax expense	29,812	30,021
Income tax expense	9,391	9,006
Net income	20,421	21,015
Convertible preferred stock dividend	1,982	—
Net income available to common stockholders	$18,439	21,015

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.30	0.24
Diluted net income available to common stockholders	$0.22	0.23

Weighted average number of shares used in per share calculations:
Basic shares	61,942	88,616
Diluted shares	91,825	91,968

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2005

(Unaudited, in thousands)

	2004	2005
Cash flows from operating activities:
Net income	$20,421	21,015

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,194	14,475
Change in deferred income taxes	5,999	5,322
Tax benefit from exercise of employee stock options	—	3,549
Changes in operating assets and liabilities, net of effects of acquisitions	9,810	16,312
Other	652	1,473
Total adjustments	31,655	41,131
Net cash provided by operating activities	52,076	62,146

Cash flows from investing activities:
Capital expenditures	(6,092)	(6,154)
Wagering systems expenditures	(13,196)	(17,134)
Change in other assets and liabilities, net	(5,733)	(7,792)
Business acquisitions, net of cash acquired	(1,709)	(2,927)
Net cash used in investing activities	(26,730)	(34,007)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(22,000)
Proceeds from issuance of long-term debt	1,377	—
Payments on long-term debt	(1,720)	(473)
Dividends paid	(1,982)	—
Net proceeds from issuance of common stock	3,184	2,778
Net cash provided by (used in) financing activities	859	(19,695)
Effect of exchange rate changes on cash and cash equivalents	1,570	(1,678)
Increase in cash and cash equivalents	27,775	6,766
Cash and cash equivalents, beginning of period	37,198	66,120
Cash and cash equivalents, end of period	$64,973	72,886

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,778	2,172
Income taxes	$4,503	1,709
Convertible preferred stock cash dividends	$1,982	—

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)           Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2005, the consolidated statements of income for the three months ended March 31, 2004 and 2005, and the consolidated condensed statements of cash flows for the three months ended March 31, 2004 and 2005, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2005 and the results of its operations for the three months ended March 31, 2004 and 2005 and its cash flows for the three months ended March 31, 2004 and 2005 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The Company has reclassified $27,600 of Auction Rate Securities from Cash and cash equivalents to Short-term investments at March 31, 2004.  The cash flows from these investments are presented as operating cash flows for all periods presented.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three months ended March 31, 2004 and 2005:

	Three months ended March 31,
	2004	2005
Income (numerator)
Net income available to common stockholders (basic)	$18,439	21,015
Add back preferred stock dividend	1,982	—
Income before preferred dividend available to common stockholders (diluted)	$20,421	21,015
Shares (denominator)
Basic weighted average common shares outstanding	61,942	88,616
Effect of dilutive securities-stock options, warrants, preferred shares and deferred shares	29,883	3,352
Diluted weighted average common shares outstanding	91,825	91,968

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.30	0.24
Diluted net income per share available to common stockholders	$0.22	0.23

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and the Company has purchased a bond hedge to mitigate the potential dilution from conversion. Such shares were excluded from the quarter ended March 31, 2005 calculation as they were anti-dilutive.  (See Note 9 the Consolidated Financial Statements for the year ended December 31, 2004 in the Company’s 2004 Annual Report on Form 10-K.)

Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, no stock compensation expense has been recognized for a substantial majority of its stock-based compensation plans.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three months ended March 31,
	2004	2005

Net income available to common stockholders as reported	$18,439	$21,015
Add: Stock-based compensation expense included in reported net income, net of related tax effects	47	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,128)	(1,871)
Pro forma net income available to common stockholders	$17,358	$19,195

Net income available to common stockholders per basic share:
As reported	$0.30	0.24
Pro forma	$0.29	0.22
Net income available to common stockholders per diluted share:
As reported	$0.22	0.23
Pro forma	$0.21	0.21

(2)           Acquisitions

On December 31, 2004, the Company acquired all of the outstanding shares of Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries.  The purchase price was approximately $21,000 in cash and additional amounts of up to approximately $10,500 in cash upon achievement of certain performance levels over the next five years. The operating results of Honsel have been included in the Company’s consolidated operating results since January 1, 2005.  Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company’s pro forma operating results for the quarter ended March 31, 2004 would not have been materially different from the actual reported results.  The preliminary estimate of goodwill of approximately $12,300 from the acquisition of Honsel is not deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities and debt were included in the preliminary purchase price allocation.

(3)           Business Segments

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three months ended March 31, 2004 and 2005, by business segment.  Corporate expenses, interest expense and other (income) deductions are not allocated to business segments.

	Three Months Ended March 31, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$107,294	19,043	15,296	—	141,633
Sales revenues	29,565	689	—	13,578	43,832
Total revenues	136,859	19,732	15,296	13,578	185,465

Cost of service	55,010	9,994	10,881	—	75,885
Cost of sales	20,247	409	—	10,000	30,656
Amortization of service contract software	793	641	—	—	1,434
	76,050	11,044	10,881	10,000	107,975
Gross profit	60,809	8,688	4,415	3,578	77,490
Selling, general and administrative expenses	16,562	1,839	1,004	1,482	20,887
Depreciation and amortization	9,507	2,820	490	733	13,550
Segment operating income	$34,740	4,029	2,921	1,363	43,053
Unallocated corporate expense					5,243
Consolidated operating income					$37,810

Assets at March 31, 2004	$568,101	84,670	35,894	45,552	734,217
Unallocated assets at March 31, 2004					238,557
Consolidated assets at March 31, 2004					$972,774

Capital and wagering systems expenditures	$14,461	4,333	336	158	19,288

	Three Months Ended March 31, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Service revenues	$123,391	18,031	14,332	—	155,754
Sales revenues	13,531	357	—	14,914	28,802
Total revenues	136,922	18,388	14,332	14,914	184,556

Cost of service	63,889	10,369	10,991	—	85,249
Cost of sales	9,329	415	—	10,530	20,274
Amortization of service contract software	973	650	—	—	1,623
	74,191	11,434	10,991	10,530	107,146
Gross profit	62,731	6,954	3,341	4,384	77,410
Selling, general and administrative expenses	15,614	3,041	874	1,504	21,033
Depreciation and amortization	8,922	2,204	484	967	12,577
Segment operating income	$38,195	1,709	1,983	1,913	43,800
Unallocated corporate expense					6,970
Consolidated operating income					$36,830

Assets at March 31, 2005	$686,728	78,083	33,610	68,155	866,576
Unallocated assets at March 31, 2005					220,366
Consolidated assets at March 31, 2005					$1,086,942

Capital and wagering systems expenditures	$20,295	2,077	280	636	23,288

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2004	2005
Reported consolidated operating income	$37,810	36,830
Interest expense	7,390	6,410
Other expense, net	608	399
Income before income tax expense	$29,812	30,021

(4)           Income Tax Expense

The effective income tax rate for the three months ended March 31, 2005 of 30.0% differed from the federal statutory rate of 35% due primarily to benefits from the tax restructuring plan implemented in 2004. The effective income tax rate for the three months ended March 31, 2004 was approximately 31.5%, which differed from the federal statutory rate of 35% due primarily to benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.

(5)           Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three-month periods ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Net income	$20,421	21,015
Other comprehensive income (loss):
Foreign currency translation	1,384	(3,390)
Unrealized gain (loss) on investments	12	(11)
Unrealized gain on Canadian dollar hedges	1,107	—
Other comprehensive income (loss)	2,503	(3,401)
Comprehensive income	22,924	17,614

(6)           Inventories

Inventories consist of the following:

	December 31, 2004	March 31, 2005
Parts and work-in-process	$18,655	22,649
Finished goods	9,407	10,144
	$28,062	32,793

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)           Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2004	March 31, 2005
Compensation and benefits	$26,135	20,544
Customer advances	4,579	5,324
Deferred revenue	3,192	7,673
Accrued contract costs	10,958	9,654
Other	52,135	47,266
	$96,999	90,461

(8)           Debt

At March 31, 2005, the Company had approximately $218,700 available for borrowing under the Company’s revolving credit facility, which was entered into in December 2004, as part of the Company’s senior secured credit facility (the “2004 Facility”).  There were no borrowings outstanding under the revolving credit facility, but approximately $31,300 in letters of credit were issued and outstanding at March 31, 2005.  At December 31, 2004, the Company’s available borrowing capacity under the revolving credit facility was $199,900.  At March 31, 2005, there was $99,750 in outstanding Term Loans under the 2004 Facility.

The Credit Agreement governing the 2004 Facility (the “Credit Agreement”) contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.  Additionally, the Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•      A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 3.50.  Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•      A minimum Consolidated Fixed Charge Coverage Ratio of 1.00 until December 2009.  Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) capital expenditures and (iv) all income taxes paid in cash.

•      A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75.  Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, less the amount of the Company’s 12 1/2% senior subordinated notes (the “2000 Notes”), the Company’s 6.25% senior subordinated notes due 2012 (the “2004 Notes”) and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provision for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for the Company and its subsidiaries in accordance with GAAP.

The Company was in compliance with its loan covenants as of March 31, 2005.

(9)           Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2004 and March 31, 2005.  Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2004
Amortizable intangible assets:
Patents	15	$4,221	477	3,744
Customer lists	14	20,175	7,597	12,578
Customer service contracts	15	3,781	1,331	2,450
Licenses	15	10,377	3,315	7,062
Lottery contracts	5	31,802	7,910	23,892
		70,356	20,630	49,726
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$125,269	31,067	94,202

Balance at March 31, 2005
Amortizable intangible assets:
Patents	15	$4,292	541	3,751
Customer lists	14	19,744	7,941	11,803
Customer service contracts	15	3,624	1,343	2,281
Licenses	15	11,629	4,207	7,422
Lottery contracts	5	32,200	9,281	22,919
		71,489	23,313	48,176
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$126,402	33,750	92,652

The aggregate intangible amortization expense for the three-month periods ended March 31, 2004 and 2005 was approximately $2,777 and $2,692, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as business segment, for the period from January 1, 2005 to March 31, 2005.  In 2005, the Company recorded (a) a $2,927 increase in goodwill in connection with the acquisition of certain assets and the assumption of certain liabilities from Promo-Travel International, Inc., in February 2005 and (b) a $2,764 increase in goodwill associated with the Honsel acquisition.

Goodwill	Lottery Group	Pari- mutuel Group	Venue Management Group	Telecom- munications Products Group	Totals
Balance at December 31, 2004	$311,444	487	—	—	311,931
Adjustments:	5,691	—	—	—	5,691
Balance at March 31, 2005	$317,135	487	—	—	317,622

(10)         Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service, up to a maximum of 30 years for the majority of the employees.  It also has a defined benefit plan for U.K. based employees.  Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement.  The Company’s policy is to fund the minimum contribution permissible by the respective regulatory authorities.  The Company estimates that the amount to be funded in year 2005 will approximate $2,500.

In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. The Company expects to make payments to the multi-employer plan of approximately $250 during the year ending December 31, 2005.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company’s Board of Directors.  The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

The Company has an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) and an unfunded nonqualified Deferred Compensation Plan. The SERP provides for retirement benefits for certain senior executives according to a formula based on each participant’s compensation and years of service with the Company and the Deferred Compensation Plan permits salary and bonus deferrals and does not provide for Company contributions.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three month periods ended March 31, 2004 and 2005:

	Three Months Ended March 31,
	2004	2005
Components of net periodic pension benefit cost:
Service cost	$676	814
Interest cost	641	788
Expected return on plan assets	(448)	(625)
Actuarial loss	295	419
Net amortization and deferral	13	16
Amortization of prior service costs	192	192
Net periodic cost	$1,369	1,604

(11)                          Stockholders’ Equity

At March 31, 2005, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

In August 2004, holders of all of the Company’s then outstanding Series A Convertible Preferred Stock and Series B Preferred Stock were issued an aggregate of 23,832 shares of the Company’s Class A Common Stock in connection with their conversion, representing a conversion price of $5.56 per share. Prior to conversion, the Series A Convertible Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock.  In March 2004 the Company paid a dividend in cash of $1,982.  Prior to 2005, the preferred stock dividend was deducted in determining the amount of the net income available to common stockholders in the consolidated statements of income.

(12)                          Litigation

On May 9, 2005, Scientific Games Royalty Corporation, a wholly-owned indirect subsidiary of Scientific Games Corporation, filed suit against GTECH Corporation in Federal District Court of Delaware alleging patent infringement of the Company’s group participation multiplier patents, U.S. Patent Nos. 6,648,753 and 6,692,354.  These patents apply to online lottery games that have an optional bonus wager as a feature of the game.  In the event that a player wins a prize in the base game and has chosen to make the bonus wager, all of the player’s prizes in the base game, with the exception of the jackpot amount, may be multiplied by a randomly selected multiplier.   The Company believes that GTECH currently provides such games that infringe the Company’s applicable patents in various jurisdictions in the United States.  The Company’s lawsuit seeks damages and other relief for such infringement.

On or about April 6, 2005, the Company was served with a complaint in the Texas state court action captioned GTECH Holdings Corporation and GTECH Corporation v. Scientific Games International, Inc. previously described in our Annual Report on Form 10-K for the year ended December 31, 2004.  The Company continues to believe that the plaintiffs’ claims lack merit and intends to contest them vigorously.

(13)                          Subsequent Events

In April 2005, the Company acquired the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America.  The Company originally acquired a 65% interest in SGLA in June 2002.  Pursuant to the April 2005 transactions, the Company paid approximately $19,600 for the purchase price of the minority interest and additional amounts of approximately $4,300 for the balance of the purchase price for the 2002 acquisition, repayment of a prior loan to the minority shareholders, and the minority shareholders’ pro-rata share of dividends.

The excess of the additional purchase price over the fair value of the net assets acquired will be recorded as goodwill. The operating results of SGLA have been included in the Company’s operating income since the initial acquisition of the 65% interest in 2002, with the minority portion of such earnings included as a deduction in “Other expense”. Beginning in the second quarter of 2005, this deduction will cease. Had this deduction not been made in the first quarter of 2005, the Company’s results of operations would not have been materially different from the actual reported results.

(14)                          Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The 2004 Notes, the Convertible Debentures and the 2004 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2004 and 2005.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the 2004 Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$34,979	14,987	16,154	—	66,120
Short-term investments	52,525	—	—	—	52,525
Accounts receivable, net	—	73,236	32,592	(39)	105,789
Inventories	—	18,245	10,425	(608)	28,062
Other current assets	11,778	17,310	12,681	30	41,799
Property and equipment, net	5,093	206,331	60,633	(631)	271,426
Investment in subsidiaries	771,987	187,019	(36,563)	(922,443)	—
Goodwill	183	297,000	14,748	—	311,931
Intangible assets	—	79,303	14,899	—	94,202
Other assets	53,095	59,522	15,777	(8,225)	120,169
Total assets	$929,640	952,953	141,346	(931,916)	1,092,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	3,370	—	4,370
Current liabilities	8,672	91,503	37,426	1,200	138,801
Long-term debt, excluding current installments	603,645	—	2,863	—	606,508
Other non-current liabilities	(5,486)	30,503	16,699	64	41,780
Intercompany balances	(124,873)	108,969	17,948	(2,044)	—
Stockholders’ equity	446,682	721,978	63,040	(931,136)	300,564
Total liabilities and stockholders’ equity	$929,640	952,953	141,346	(931,916)	1,092,023

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$27,010	818	45,058	—	72,886
Short-term investments	17,050	—	—	—	17,050
Accounts receivable, net	—	71,999	32,840	(39)	104,800
Inventories	—	19,801	13,417	(425)	32,793
Other current assets	10,962	18,991	17,600	30	47,583
Property and equipment, net	4,933	212,156	66,884	(630)	283,343
Investment in subsidiaries	768,826	187,263	(36,363)	(919,726)	—
Goodwill	183	299,927	17,512	—	317,622
Intangible assets	—	78,263	14,389	—	92,652
Other assets	48,936	58,182	17,131	(6,036)	118,213
Total assets	$877,900	947,400	188,468	(926,826)	1,086,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	3,649	—	4,649
Current liabilities	5,464	81,928	41,568	(22)	128,938
Long-term debt, excluding current installments	581,395	—	2,591	—	583,986
Other non-current liabilities	(3,503)	30,699	17,556	6	44,758
Intercompany balances	(135,335)	96,098	38,580	657	—
Stockholders’ equity	428,879	738,675	84,524	(927,467)	324,611
Total liabilities and stockholders’ equity	$877,900	947,400	188,468	(926,826)	1,086,942

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended March 31, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	141,942	45,104	(2,490)	184,556
Operating expenses	—	77,506	30,603	(2,586)	105,523
Amortization of service contract software	—	1,620	3	—	1,623

Gross profit	—	62,816	14,498	96	77,410
Selling, general and administrative expenses	6,639	16,248	4,861	(20)	27,728
Depreciation and amortization	275	9,272	3,305	—	12,852
Operating income (loss)	(6,914)	37,296	6,332	116	36,830
Interest expense	6,197	107	106	—	6,410
Other (income) expense	(277)	155	(127)	648	399
Income (loss) before equity in income of subsidiaries, and income taxes	(12,834)	37,034	6,353	(532)	30,021
Equity in income of subsidiaries	40,381	—	—	(40,381)	—
Income tax expense	6,532	1,237	1,237	—	9,006
Net income (loss)	$21,015	35,797	5,116	(40,913)	21,015

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$20,421	38,574	907	(39,481)	20,421
Depreciation and amortization	210	12,434	2,550	—	15,194
Deferred income taxes	6,221	(395)	173	—	5,999
Equity in income of subsidiaries	(39,501)	—	—	39,501	—
Changes in operating assets and liabilities, net of effects of acquisitions	8,590	6,188	(5,030)	62	9,810
Other non-cash adjustments	566	86	—	—	652

Net cash provided by (used in) operating activities	(3,493)	56,887	(1,400)	82	52,076

Cash flows from investing activities:
Capital and wagering systems expenditures	(18)	(16,072)	(3,198)	—	(19,288)
Business acquisitions, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(308)	(5,692)	(1,422)	1,689	(5,733)

Net cash provided by (used in) investing activities	(326)	(23,473)	(4,620)	1,689	(26,730)

Cash flows from financing activities:
Net payments on long-term debt	(1,259)	(293)	1,209	—	(343)
Net proceeds from issuance of common stock	3,184	1,709	—	(1,709)	3,184
Preferred stock dividends	(1,982)	—	—	—	(1,982)
Other, principally intercompany balances	28,461	(32,412)	4,013	(62)	—

Net cash provided by (used in) financing activities	28,404	(30,996)	5,222	(1,771)	859

Effect of exchange rate changes on cash	1,020	52	498	—	1,570

Increase (decrease) in cash and cash equivalents	25,605	2,470	(300)	—	27,775
Cash and cash equivalents, beginning of period	25,443	(4,473)	16,228	—	37,198
Cash and cash equivalents, end of period	$51,048	(2,003)	15,928	—	64,973

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$21,015	35,797	5,116	(40,913)	21,015
Depreciation and amortization	275	10,892	3,308	—	14,475
Deferred income taxes	4,357	(396)	1,361	—	5,322
Equity in income of subsidiaries	(40,381)	—	—	40,381	—
Changes in operating assets and liabilities, net of effects of acquisitions	36,738	(10,809)	(5,014)	(1,054)	19,861
Other	888	581	4	—	1,473

Net cash provided by (used in) operating activities	22,892	36,065	4,775	(1,586)	62,146

Cash flows from investing activities:
Capital and wagering systems expenditures	(8)	(12,467)	(10,813)	—	(23,288)
Business acquisitions, net of cash acquired	—	(2,927)	—	—	(2,927)
Other assets and investments	790	(4,783)	(4,427)	628	(7,792)

Net cash provided by (used in) investing activities	782	(20,177)	(15,240)	628	(34,007)

Cash flows from financing activities:
Net payments on long-term debt	(22,250)	—	(223)	—	(22,473)
Net proceeds from issuance of common stock	2,778	—	648	(648)	2,778
Preferred stock dividends	—	—	—	—	—
Other, principally intercompany balances	(11,878)	(21,463)	41,195	(7,854)	—

Net cash provided by (used in) financing activities	(31,350)	(21,463)	41,620	(8,502)	(19,695)

Effect of exchange rate changes on cash	(293)	(143)	(10,702)	9,460	(1,678)

Increase (decrease) in cash and cash equivalents	(7,969)	(5,718)	20,453	—	6,766
Cash and cash equivalents, beginning of period	34,979	6,536	24,605	—	66,120
Cash and cash equivalents, end of period	$27,010	818	45,058	—	72,886

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

The following discussion addresses our financial condition as of March 31, 2005 and the results of our operations for the three months ended March 31, 2005, compared to the corresponding period in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K.

We operate in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our Lottery Group provides instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette® and The World Series of Poker®.  This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

On December 31, 2004, we acquired Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant lottery tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries.  We expect that our acquisition of Honsel will enable us to further expand into the European lottery market.

Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel wagering services, simulcasting and communications services, and telephone and internet account wagering systems, as well as sales of pari-mutuel systems and equipment.

Our Venue Management Group is comprised of our Connecticut off-track betting operations, which include 11 off-track betting facilities and telephone account wagering for customers in 26 states, and our on-track and off-track betting operations in the Netherlands, which consist of four on-track and 28 off-track betting operations.

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

Results of Operations: See Note 3—Business Segments

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Revenue Analysis

For the quarter ended March 31, 2005, revenues of $184.6 million were down $0.9 million or 0.5% as compared to the prior year quarter, due to a $15.0 million or 34% decrease in sales revenue which was largely offset by a $14.1 million or 10% increase in service revenue.

The increase in service revenue in the quarter ended March 31, 2005 is primarily attributable to a $16.1 million or 15% increase in service revenues in the Lottery Group which results from to continued strong sales of instant lottery tickets and licensed game properties, partially offset by approximately $6.1 million of lower revenues on the Florida lottery contract which ended in January 2005. Pari-mutuel Group service revenues decreased $1.0 million, reflecting lower wagering, and the loss of the New York Racing Association contract. Venue Management Group service revenues decreased $1.0 million due to lower wagering, in part because of the smoking ban instituted in Connecticut in the second quarter of 2004.

The $15.0 million decrease in sales revenue in the quarter ended March 31, 2005 is primarily attributable to $16.0 million of non-recurring systems and equipment sales in the Lottery Group and a $0.3 million of non-recurring system and equipment sales in the Pari-mutuel Group, partially offset by a $1.3 million improvement in revenues in the Telecommunications Products Group, due primarily to higher sales volume and favorable foreign exchange rates, partially offset by lower prices.

Gross Profit Analysis

Gross profit of $77.4 million for the quarter ended March 31, 2005 decreased $0.1 million as compared to the corresponding period in 2004, due to a $4.6 million decrease in sales revenue margins which was mostly offset by a $4.5 million or 7% improvement in service revenue gross margins. Gross margins were 42% in 2005 and 2004. The $1.9 million increase in the Lottery Group gross profit related to higher service revenues. The $1.4 million or 17% decrease in services revenue margins in the Pari-mutuel Group reflects the result of lower service revenues and increases in operating costs. Venue Management Group gross profit decreased $1.1 million or 24% as a result of lower service revenues. Telecommunications Products Group gross profit increased $0.8 million or 23% from the prior year as a result of higher sales revenues, as described above.

Expense Analysis

Selling, general and administrative expenses of $27.7 million for the quarter ended March 31, 2005 were $1.8 million or 7% higher than in 2004.  This increase is primarily due to increased sales and marketing costs, compensation and professional service fees.

Depreciation and amortization expense, including amortization of service contract software, of $14.5 million for the quarter ended March 31, 2005 decreased $0.7 million or 5% from the corresponding period in 2004.  Interest expense of $6.4 million for the quarter ended March 31, 2005 decreased $1.0 million or 13% from 2004, primarily reflecting the benefits of the debt restructuring completed in December 2004, partially offset by additional borrowings outstanding during the quarter.

Income Tax Expense

Income tax expense of $9.0 million for the quarter ended March 31, 2005 decreased $0.4 million or 4% from 2004. The financial statement income tax provision was 30.0% in 2005 and 31.5% in 2004. The lower effective rate in 2005 primarily reflects the benefits from the tax restructuring plan implemented in 2004.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2004 Annual Report on Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

As of March 31, 2005, our senior secured credit facility (the “2004 Facility”) consists of a $250.0 million revolving credit facility due 2009 and a $99.8 million Term Loan B due 2009. The 2004 Facility contains certain financial covenants which are described below. At March 31, 2005, approximately 18% of our debt, representing approximately $105.7 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.1 million per year in our interest expense assuming no change in our outstanding borrowings.

Our financing arrangements as of March 31, 2005 impose certain limitations on our and our subsidiaries’ operations.

The credit agreement governing the 2004 Facility (the “2004 Credit Agreement”) contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets.  Additionally, the 2004 Credit Agreement contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

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

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at March 31, 2005 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

At March 31, 2005, we had outstanding letters of credit of $31.3 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $218.7 million as compared to $199.9 million at December 31, 2004. Our ability to borrow under the 2004 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

In August 2004, the holders of our Series A Convertible Preferred Stock converted all outstanding shares into shares of our Class A Common Stock and we redeemed their holdings of our Series B Preferred Stock for a nominal amount.  Prior to conversion, our Series A Convertible Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock.   From March 2004 until conversion in August 2004, we paid the dividend in cash.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses Services in the consolidated statements of income. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long term service contracts have been accretive to our operating cash flow. For fiscal 2005, we anticipate that capital expenditures and software expenditures will be approximately $90.0 million. However, the actual level of expenditures in fiscal year 2005 and beyond will ultimately largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations.

At March 31, 2005, our available cash, short-term investments and borrowing capacity totaled $308.6 million compared to $318.6 million at December 31, 2004. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase in our available cash from the December 31, 2004 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2005 of $62.1 million, partially offset by wagering and other capital expenditures of $31.1 million and acquisition related payments of $2.9 million.  The $62.1 million of net cash provided by operating activities is derived from net cash provided by operations of $45.8 million plus $16.3 million funded from changes in working capital. The working capital changes occurred principally from decreases in short-term investments, partially offset by increases in inventories and other current assets and decreases in accounts payable and accrued liabilities. Capital expenditures of $6.2 million in the first quarter of 2005 are comparable to similar expenditures totaling $6.1 million in the corresponding period in 2004. Wagering system expenditures, including software expenditures, totaled $21.2 million in the first quarter of 2005 compared to $13.9 million in the corresponding period in 2004. This increase is primarily due to the new lottery contract in Puerto Rico. Cash flow from financing activities principally reflects the repayments of borrowings under our 2004 Facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under the 2004 Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, we cannot assure you that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and we cannot assure you that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Further, the terms of the indenture governing our Convertible Debentures give holders the right to convert the Convertible Debenturess when the market price of our Class A Common Stock exceeds a defined target market price.  The terms of the indenture require us to pay cash for the face amount of the Convertible Debentures which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by our issuance of additional shares of our Class A Common Stock.  We cannot assure you that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we assure you that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment.   SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance requires measurement and recognition of compensation expense based on the grant-date fair value of the entity’s equity instruments (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  SFAS 123(R) allows for two different methods of transition, the modified prospective and modified retrospective.  We are currently evaluating consolidated financial statement impact of the two methods of transition, as well as, a valuation technique to adopt for estimating fair value. SFAS 123(R) is effective as of the first interim period or annual reporting period that begins after June 15, 2005.  In April 2005, the Securities and Exchange Commission (the “SEC”) amended the compliance date of SFAS 123(R), which will allow companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.   We intend to adopt SFAS 123(R) in the first quarter of 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

Recent Developments

On May 9, 2005, Scientific Games Royalty Corporation, a wholly-owned indirect subsidiary of Scientific Games Corporation, filed suit against GTECH Corporation in Federal District Court of Delaware alleging patent infringement of our group participation multiplier patents, U.S. Patent Nos. 6,648,753 and 6,692,354.  These patents apply to online lottery games that have an optional bonus wager as a feature of the game.  In the event that a player wins a prize in the base game and has chosen to make the bonus wager, all of the player’s prizes in the base game, with the exception of the jackpot amount, may be multiplied by a randomly selected multiplier.   We believe that GTECH currently provides such games that infringe our applicable patents in various jurisdictions in the United States.  Our lawsuit seeks damages and other relief for such infringement.

On April 28, 2005, we announced that Loto Catalunya awarded us and Indra, a leading Spanish Information Technologies and Defense Systems company, the contract to provide full lottery facilities management services for the autonomous region of Catalonia in Spain for both online and instant lottery products and services.  Our portion of the award is valued at $37.3 million over the initial term of eight years and commences on October 18, 2005.  The contract also contains an option for a two-year extension.

On April 5, 2005, we announced that we had acquired the remaining 35% minority interest of Scientific Games Latin America S.A. (“SGLA”). We originally acquired 65% of SGLA in June 2002.  Pursuant to the April 2005 transactions, we made total payments of approximately $23.9 million, including the purchase price of the minority interest, the balance of the purchase price for the 2002 acquisition, repayment of a prior loan to the minority shareholders, and the minority shareholders’ pro-rata share of dividends.

On April 4, 2005, we announced that we had been chosen as the vendor to provide a new monitor game to the Massachusetts State Lottery Commission. The award is worth an estimated $3.5 million over the initial term of three years and includes two one-year extension options.

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

For fiscal 2004 and the first quarter of 2005, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2005, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At March 31, 2005, approximately 82% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate

March 31, 2005

(dollars in thousands)

	Twelve Months Ended March 31,							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	value
Long-term debt:
Fixed interest rate	$9	10	10	11	7,657	475,263	482,960	471,960
Interest rate	6.20%	6.20%	6.20%	6.20%	12.49%	3.07%	3.22%
Variable interest rate	$4,649	1,844	1,674	1,561	95,947	—	105,675	106,423
Average interest rate	4.19%	4.68%	4.64%	4.60%	4.60%	—	4.58%

In 2003, we entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which had been designated as cash flow hedges, were all settled during the three months ended March 31, 2004 and we recorded a credit to other comprehensive income of $1.1 million for the change in the fair value of these foreign exchange instruments prior to settlement.

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

Our cash and cash equivalents and short-term investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

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

Item 4.  Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC because we identified that we had a material weakness in the design of internal controls over financial reporting because we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of our minority equity interest in an incorporated Italian consortium in 2004.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are still not effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC because, although we have implemented remediations designed to address the previously identified material weakness in the design of internal controls over financial reporting, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to identify that we had a material weakness in the design of internal controls over financial reporting.

Subsequent to December 31, 2004, we changed the design of internal controls over non-routine and complex accounting matters through the re-assignment of responsibilities for certain accounting personnel, the identification of outside resources that we can consult with on complex issues and the formation of two committees which are now responsible for reviewing all non-routine and complex accounting matters and preparing formal reports on their conclusions. We are continuing to evaluate additional controls and procedures which we can implement and may add additional accounting personnel.

Other than as set forth above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2005

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

On May 9, 2005, Scientific Games Royalty Corporation, a wholly-owned indirect subsidiary of Scientific Games Corporation, filed suit against GTECH Corporation in Federal District Court of Delaware alleging patent infringement of our group participation multiplier patents, U.S. Patent Nos. 6,648,753 and 6,692,354.  These patents apply to online lottery games that have an optional bonus wager as a feature of the game.  In the event that a player wins a prize in the base game and has chosen to make the bonus wager, all of the player’s prizes in the base game, with the exception of the jackpot amount, may be multiplied by a randomly selected multiplier.   We believe that GTECH currently provides such games that infringe our applicable patents in various jurisdictions in the United States.  Our lawsuit seeks damages and other relief for such infringement.

On or about April 6, 2005, we were served with a complaint in the Texas state court action captioned GTECH Holdings Corporation and GTECH Corporation v. Scientific Games International, Inc. previously described in our Annual Report on Form 10-K for the year ended December 31, 2004.  We continue to believe that the plaintiffs’ claims lack merit and intend to contest them vigorously.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: May 10, 2005

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