Form 10-K/A
period 2004-12-31
SCIENTIFIC GAMES CORP
filed 2005-07-20
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

None.

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 134

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A filed by Scientific Games Corporation (the "Company") amends the Company's Annual Report on Form 10-K for the annual period ended December 31, 2004.

        The purpose of this Amendment No. 2 is to include the conformed signature of Deloitte & Touche LLP, independent registered public accounting firm, in its report included in Item 8 of Part II, which was inadvertently omitted in the original filing, to expand the disclosure with respect to Item 9A of Part II, which has been amended and restated, and to provide revised certifications as Exhibits 31.1 and 31.2.

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

/s/ Deloitte & Touche LLP

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

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal controls over financial reporting: We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of our minority equity interest in Consorzio Lotterie Nazionali, an incorporated Italian consortium. This deficiency was identified during the year-end audit process. The incorrect accounting for the Italian consortium alone was sufficient to lead management to conclude that a material weakness in the design of internal controls over the accounting for non-routine and complex transactions existed at December 31, 2004.

        During 2004, our minority equity interest in the Italian consortium (which was formed in 2003 and began operations in mid-2004), was accounted for under the cost basis of accounting. Subsequent to year end, our registered independent public accountants called to our attention the correct application of generally accepted accounting principles for a 20% equity interest in an entity of that type. We then determined that our pro-rata share of losses of the consortium in 2004 should have been recognized using the equity method of accounting. Accordingly, we recorded a charge in the income statement for the year ended December 31, 2004 for our share of the losses of approximately $6.1 million, with a corresponding reduction of our investment in the Italian consortium from $2.9 million to zero and recording of a current liability of approximately $3.2 million (as we are required to fund our share of the Italian consortium losses). In addition, we had initially classified our November 2004 minority investment in the common stock of a publicly traded company, Electronic Game Card, Inc., a joint venture partner, as an available-for-sale equity security and recorded a $4.2 million increase in the fair value of its common stock at December 31, 2004. Subsequent to year end, it was determined that our investment in such stock should have been classified as a restricted security since the stock was subject to resale restrictions under the securities laws. Accordingly, in connection with the preparation of our December 31, 2004 financial statements, we reversed the previously recorded increase in the fair value of such common stock with a reduction to Other Comprehensive Income and our investment in the common stock. These adjustments for non-routine or complex accounting matters, were in the aggregate material to the financial statements for the quarter ended December 31, 2004, and were necessary to fairly present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States.

        We are in the process of remediating this weakness. Subsequent to December 31, 2004, we changed the design of internal controls over non-routine and complex accounting matters through the re-assignment of responsibilities for certain accounting personnel, the identification of an outside resource at a recognized professional services company that we can consult with on complex issues, the formation of two internal management accounting committees, comprised of financial managers from each division of certain of our significant subsidiaries and other senior corporate accounting staff, which are responsible for reviewing all non-routine and complex accounting matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine and complex accounting matters with our registered independent public accountants. We believe we have substantially addressed the identified weakness through the change in the design of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2005. We are continuing to evaluate additional controls and procedures which we can implement and may add additional accounting personnel during fiscal 2005 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.

        The above identified material weakness in internal control was determined by management during our year-end audit to be a material change in our internal control over financial reporting during the quarter ended December 31, 2004.

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
4.4
Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")
4.5
Third Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 28, 2004).
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
Dated: July 20, 2005
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
4.4
Second Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "2004 10-K")
4.5
Third Supplemental Indenture, dated as of December 22, 2004, among the Company, the Guarantors, the Additional Guarantors and The Bank of New York, as trustee, relating to the 12 1/2% Senior Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 28, 2004).
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

EXPLANATORY NOTE
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