Form 10-Q/A
period 2005-03-31
SCIENTIFIC GAMES CORP
filed 2005-07-20
CIK 750004

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A filed by Scientific Games Corporation (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

The purpose of the Amendment No. 1 is to expand the disclosure contained in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and to provide revised certifications as Exhibits 31.1 and 31.2.

The Company has not updated the information in this Form 10-Q/A to speak as of a date after the filing of the Company’s Quarterly Report, and this Form 10-Q/A does not amend or update the information in such Quarterly Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

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

Item 4.  Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004, we concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified that we had a material weakness in the design of internal controls over financial reporting because we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, such as the treatment of our minority equity interest in an incorporated Italian consortium in 2004.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are still not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because, although we have implemented remediations designed to address the previously identified material weakness in the design of internal controls over financial reporting, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to identify that we had a material weakness in the design of internal controls over financial reporting.

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

The change in the design of internal controls over non-routine and complex accounting matters, as discussed above, was determined by management to be a material change in our internal control over financial reporting during the quarter ended March 31, 2005.

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

Dated: July 20, 2005

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