Form 10-Q
period 2005-06-30
SCIENTIFIC GAMES CORP
filed 2005-08-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2005:

Class A Common Stock:  89,652,185

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

THREE MONTHS ENDED JUNE 30, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,120	52,646
Short-term investments	52,525	8,650
Accounts receivable, net of allowance for doubtful accounts of $4,818 and $5,328 at December 31, 2004 and June 30, 2005, respectively	105,789	119,771
Inventories	28,062	34,768
Prepaid expenses, deposits and other current assets	41,799	43,444
Total current assets	294,295	259,279
Property and equipment, at cost	544,387	578,825
Less accumulated depreciation	272,961	287,915
Net property and equipment	271,426	290,910
Goodwill, net	311,931	338,547
Operating right, net	14,020	14,020
Other intangible assets, net	80,182	76,190
Other assets and investments	120,169	121,825
Total assets	$1,092,023	1,100,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,370	5,468
Accounts payable	40,923	37,850
Accrued liabilities	96,999	76,836
Interest payable	879	1,161
Total current liabilities	143,171	121,315
Other long-term liabilities	41,780	46,246
Long-term debt, excluding current installments	606,508	583,478
Total liabilities	791,459	751,039

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 88,414 and 89,474 shares outstanding at December 31, 2004 and June 30, 2005, respectively	884	895
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,755	416,293
Accumulated losses	(108,628)	(62,849)
Treasury stock, at cost	(9,403)	(9,556)
Accumulated other comprehensive income	11,956	4,949
Total stockholders’ equity	300,564	349,732
Total liabilities and stockholders’ equity	$1,092,023	1,100,771

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended June 30, 2004 and 2005

(Unaudited, in thousands, except per share amounts)

	2004	2005
Operating revenues:
Services	$147,570	160,867
Sales	30,542	36,557
	178,112	197,424
Operating expenses (exclusive of depreciation and amortization shown below):
Services	77,644	87,432
Sales	20,755	25,503
Amortization of service contract software	1,597	1,898
	99,996	114,833
Gross profit	78,116	82,591
Selling, general and administrative expenses	28,427	25,725
Depreciation and amortization	13,806	15,221
Operating income	35,883	41,645
Other deductions:
Interest expense	7,807	6,812
Other (income) expense, net	(384)	377
	7,423	7,189
Income before income tax expense	28,460	34,456
Income tax expense	8,952	9,692
Net income	19,508	24,764
Convertible preferred stock dividend	1,982	—
Net income available to common stockholders	$17,526	24,764

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.28	0.28
Diluted net income available to common stockholders	$0.21	0.27

Weighted average number of shares used in per share calculations:
Basic shares	63,153	89,207
Diluted shares	90,757	92,142

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Six Months Ended June 30, 2004 and 2005

(Unaudited, in thousands, except per share amounts)

	2004	2005
Operating revenues:
Services	$289,203	316,621
Sales	74,374	65,359
	363,577	381,980
Operating expenses (exclusive of depreciation and amortization shown below):
Services	153,529	172,681
Sales	51,411	45,777
Amortization of service contract software	3,031	3,521
	207,971	221,979
Gross profit	155,606	160,001
Selling, general and administrative expenses	54,347	53,453
Depreciation and amortization	27,566	28,073
Operating income	73,693	78,475
Other deductions:
Interest expense	15,197	13,222
Other expense, net	224	776
	15,421	13,998
Income before income tax expense	58,272	64,477
Income tax expense	18,343	18,698
Net income	39,929	45,779
Convertible preferred stock dividend	3,964	—
Net income available to common stockholders	$35,965	45,779

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.58	0.51
Diluted net income available to common stockholders	$0.44	0.50

Weighted average number of shares used in per share calculations:
Basic shares	62,548	88,913
Diluted shares	90,384	92,047

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2005

(Unaudited, in thousands)

	2004	2005
Cash flows from operating activities:
Net income	$39,929	45,779

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,597	31,594
Change in deferred income taxes	5,205	9,604
Tax benefit from exercise of employee stock options	—	5,636
Changes in operating assets and liabilities, net of effects of acquisitions	(21,337)	(46,547)
Change in short-term investments	2,325	43,875
Other	1,052	4,980
Total adjustments	17,842	49,142
Net cash provided by operating activities	57,771	94,921

Cash flows from investing activities:
Capital expenditures	(10,573)	(11,878)
Wagering systems expenditures	(21,139)	(31,555)
Change in other assets and liabilities, net	(836)	(19,017)
Business acquisitions, net of cash acquired	(1,709)	(24,774)
Net cash used in investing activities	(34,257)	(87,224)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(22,500)
(Proceeds) payments on long-term debt, net	(1,231)	397
Dividends paid	(3,964)	—
Net proceeds from issuance of common stock	3,828	4,903
Net cash used in financing activities	(1,367)	(17,200)
Effect of exchange rate changes on cash and cash equivalents	1,611	(3,971)
Increase (decrease) in cash and cash equivalents	23,758	(13,474)
Cash and cash equivalents, beginning of period	37,198	66,120
Cash and cash equivalents, end of period	$60,956	52,646

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,153	10,786
Income taxes	$17,831	384

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)                                 Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the three and six months ended June 30, 2004 and 2005, and the consolidated condensed statements of cash flows for the six months ended June 30, 2004 and 2005, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2005 and the results of its operations for the three and six months ended June 30, 2004 and 2005 and its cash flows for the six months ended June 30, 2004 and 2005 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

The Company has reclassified $39,850 of Auction Rate Securities from Cash and cash equivalents to Short-term investments at June 30, 2004.  The cash flows from these investments are presented as operating cash flows for all periods presented.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Income (numerator)
Net income available to common stockholders (basic)	$17,526	24,764	35,965	45,779
Add back preferred stock dividend	1,982	—	3,964	—
Income before preferred dividend available to common stockholders (diluted)	$19,508	24,764	39,929	45,779
Shares (denominator)
Basic weighted average common shares outstanding	63,153	89,207	62,548	88,913
Effect of dilutive securities-stock options, warrants, preferred shares and deferred shares	27,604	2,935	27,836	3,134
Diluted weighted average common shares outstanding	90,757	92,142	90,384	92,047

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.28	0.28	0.58	0.51
Diluted net income per share available to common stockholders	$0.21	0.27	0.44	0.50

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise, and the Company has purchased a bond hedge to mitigate the potential dilution from conversion. Such shares were excluded from the three and six months ended June 30, 2005 calculations as they were anti-dilutive.  (See Note 9 to the Consolidated Financial Statements for the year ended December 31, 2004 in the Company’s 2004 Annual Report on Form 10-K.)

Stock-Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, no stock compensation expense has been recognized for a majority of its stock-based compensation plans.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No.148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net income available to common stockholders as reported	$17,526	$24,764	$35,965	$45,779
Add: Stock-based compensation expense included in reported net income, net of related tax effects	47	51	94	103
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,314)	(2,152)	(2,508)	(4,024)
Pro forma net income available to common stockholders	$16,259	$22,663	$33,551	$41,858

Net income available to common stockholders per basic share:
As reported	$0.28	0.28	$0.58	0.51
Pro forma	$0.26	0.26	$0.55	0.48
Net income available to common stockholders per diluted share:
As reported	$0.21	0.27	$0.43	0.50
Pro forma	$0.20	0.25	$0.42	0.46

(2)                                 Acquisitions

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

The excess of the additional purchase price over the fair value of the net assets acquired was recorded as goodwill. The operating results of SGLA have been included in the Company’s operating income since the initial acquisition of the 65% interest in 2002, with the minority portion of such earnings included as a deduction in “Other expense”. In the second quarter of 2005, this deduction ceased.

On December 31, 2004, the Company acquired all of the outstanding shares of Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries.  The purchase price was approximately $21,000 in cash and additional amounts of up to approximately $10,500 in cash upon achievement of certain performance levels over the next five years. The operating results of Honsel have been included in the Company’s consolidated operating results since January 1, 2005.  Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company’s pro forma operating results for the three and six months ended June 30, 2004 would not have been materially different from the actual reported results.  The preliminary estimate of goodwill of approximately $12,400 from the acquisition of Honsel is not deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities and debt were included in the preliminary purchase price allocation.

(3)                                 Business Segments

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and six months ended June 30, 2004 and 2005, and assets at June 30, 2004 and 2005, by business segment.  Corporate expenses, interest expense and other (income) expense are not allocated to business segments.

	Three Months Ended June 30, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$109,740	21,307	16,523	—	147,570
Sales revenues	15,797	1,778	—	12,967	30,542
Total revenues	125,537	23,085	16,523	12,967	178,112

Cost of service	54,745	10,871	12,028	—	77,644
Cost of sales	9,798	1,024	—	9,933	20,755
Amortization of service contract software	853	744	—	—	1,597
	65,396	12,639	12,028	9,933	99,996
Gross profit	60,141	10,446	4,495	3,034	78,116
Selling, general and administrative expenses	16,165	1,969	1,194	1,435	20,763
Depreciation and amortization	9,893	2,489	507	705	13,594
Segment operating income	$34,083	5,988	2,794	894	43,759
Unallocated corporate expense					7,876
Consolidated operating income					$35,883

Capital and wagering systems expenditures	$9,976	1,974	326	148	12,424

	Three Months Ended June 30, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$126,330	18,496	16,041	—	160,867
Sales revenues	19,563	3,519	—	13,475	36,557
Total revenues	145,893	22,015	16,041	13,475	197,424

Cost of service	63,181	11,972	12,279	—	87,432
Cost of sales	12,874	2,288	—	10,341	25,503
Amortization of service contract software	1,285	613	—	—	1,898
	77,340	14,873	12,279	10,341	114,833
Gross profit	68,553	7,142	3,762	3,134	82,591
Selling, general and administrative expenses	13,886	2,416	702	1,382	18,386
Depreciation and amortization	10,654	2,838	487	952	14,931
Segment operating income	$44,013	1,888	2,573	800	49,274
Unallocated corporate expense					7,629
Consolidated operating income					$41,645

Capital and wagering systems expenditures	$15,624	3,420	553	548	20,145

	Six Months Ended June 30, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$217,034	40,350	31,819	—	289,203
Sales revenues	45,362	2,467	—	26,545	74,374
Total revenues	262,396	42,817	31,819	26,545	363,577

Cost of service	109,755	20,865	22,909	—	153,529
Cost of sales	30,045	1,433	—	19,933	51,411
Amortization of service contract software	1,646	1,385	—	—	3,031
	141,446	23,683	22,909	19,933	207,971
Gross profit	120,950	19,134	8,910	6,612	155,606
Selling, general and administrative expenses	32,727	3,808	2,198	2,917	41,650
Depreciation and amortization	19,400	5,309	997	1,438	27,144
Segment operating income	$68,823	10,017	5,715	2,257	86,812
Unallocated corporate expense					13,119
Consolidated operating income					$73,693

Assets at June 30, 2004	$567,715	86,572	34,403	45,318	734,008
Unallocated assets at June 30, 2004					238,395
Consolidated assets at June 30, 2004					$972,403

Capital and wagering systems expenditures	$24,437	6,307	662	306	31,712

	Six Months Ended June 30, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$249,721	36,527	30,373	—	316,621
Sales revenues	33,094	3,876	—	28,389	65,359
Total revenues	282,815	40,403	30,373	28,389	381,980

Cost of service	127,070	22,341	23,270	—	172,681
Cost of sales	22,203	2,703	—	20,871	45,777
Amortization of service contract software	2,258	1,263	—	—	3,521
	151,531	26,307	23,270	20,871	221,979
Gross profit	131,284	14,096	7,103	7,518	160,001
Selling, general and administrative expenses	29,500	5,457	1,576	2,886	39,419
Depreciation and amortization	19,576	5,042	971	1,919	27,508
Segment operating income	$82,208	3,597	4,556	2,713	93,074
Unallocated corporate expense					14,599
Consolidated operating income					$78,475

Assets at June 30, 2005	$716,893	77,552	35,388	63,256	893,089
Unallocated assets at June 30, 2005					207,682
Consolidated assets at June 30, 2005					$1,100,771

Capital and wagering systems expenditures	$35,919	5,497	833	1,184	43,433

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Reported consolidated operating income	$35,883	41,645	$73,693	78,475
Interest expense	7,807	6,812	15,197	13,222
Other (income) expense, net	(384)	377	224	776
Income before income tax expense	$28,460	34,456	$58,272	64,477

(4)                                 Income Tax Expense

The effective income tax rate for the three and six months ended June 30, 2005 of approximately 28.1% and 29.0%, respectively, differed from the federal statutory rate of 35% due to benefits from expanded business outside the United States, the 2004 debt restructuring and increasing research and development activities. The effective income tax rate for the three and six months ended June 30, 2004 was approximately 31.5%, which differed from the federal statutory rate of 35% due primarily to benefits from the realization of foreign tax credits and the implementation of the extra-territorial income exclusion regime.  On October 22, 2004, the American Jobs Creation Act (“the Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations.  As of June 30, 2005 the Company has decided not to repatriate any qualifying earnings under the Act.

(5)                                 Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income	$19,508	24,764	$39,929	45,779
Other comprehensive income (loss):
Foreign currency translation	(617)	(5,262)	767	(8,652)
Unrealized gain on investments	715	1,656	727	1,645
Unrealized gain on Canadian dollar hedges	—	—	1,107	—
Other comprehensive income (loss)	98	(3,606)	2,601	(7,007)
Comprehensive income	19,606	21,158	42,530	38,772

(6)                                 Inventories

Inventories consist of the following:

	December 31, 2004	June 30, 2005
Parts and work-in-process	$18,655	22,487
Finished goods	9,407	12,281
	$28,062	34,768

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)                                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2004	June 30, 2005
Compensation and benefits	$26,135	16,738
Customer advances	4,579	2,245
Deferred revenue	3,192	8,345
Accrued contract costs	10,958	9,954
Other	52,135	39,554
	$96,999	76,836

(8)                                 Debt

At June 30, 2005, the Company had approximately $218,451 available for borrowing under the Company’s revolving credit facility, which was entered into in December 2004, as part of the Company’s senior secured credit facility (the “2004 Facility”).  There were no borrowings outstanding under the revolving credit facility, but approximately $31,549 in letters of credit were issued and outstanding at June 30, 2005.  At December 31, 2004, the Company’s available borrowing capacity under the revolving credit facility was $199,900.  At June 30, 2005, there was $99,500 in outstanding Term Loans under the 2004 Facility.

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

The Company was in compliance with its loan covenants as of June 30, 2005.

(9)                                 Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2004 and June 30, 2005.  Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2004
Amortizable intangible assets:
Patents	15	$4,221	477	3,744
Customer lists	14	20,175	7,597	12,578
Customer service contracts	15	3,781	1,331	2,450
Licenses	15	10,377	3,315	7,062
Lottery contracts	5	31,802	7,910	23,892
		70,356	20,630	49,726
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$125,269	31,067	94,202

Balance at June 30, 2005
Amortizable intangible assets:
Patents	15	$4,656	559	4,097
Customer lists	14	19,453	8,286	11,167
Customer service contracts	15	3,384	1,310	2,074
Licenses	15	11,955	5,137	6,818
Lottery contracts	5	32,200	10,622	21,578
		71,648	25,914	45,734
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$126,561	36,351	90,210

The aggregate intangible amortization expense for the six-month periods ended June 30, 2004 and 2005 was approximately $5,600 and $5,300, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as business segment, for the period from January 1, 2005 to June 30, 2005.  In 2005, the Company recorded (a) a $2,927 increase in goodwill in connection with the acquisition of certain assets and the assumption of certain liabilities from Promo-Travel International, Inc. in February 2005, (b) a $20,680 increase in goodwill related to the acquisition of the remaining 35% minority interest in SGLA in April 2005, (c) an $87 increase for the acquisition of an off-track betting operation in June 2005 and (d) a $2,922 increase in goodwill associated with the Honsel acquisition.

Goodwill	Lottery Group	Pari- mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Balance at December 31, 2004	$311,444	487	—	—	311,931
Additions:	26,529	—	87	—	26,616
Balance at June 30, 2005	$337,973	487	87	—	338,547

(10)                          Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service, up to a maximum of 30 years for the majority of the employees.  It also has a defined benefit plan for U.K. based employees.  Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement.  The Company’s policy is to fund the minimum contribution permitted by the respective regulatory authorities.  The Company estimates that the amount to be funded in year 2005 will be approximately $2,500.

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

The Company has an unfunded nonqualified Supplemental Executive Retirement Plan (the “SERP”) and an unfunded nonqualified Deferred Compensation Plan. The SERP provides for retirement benefits for certain senior executives according to a formula based on each participant’s compensation and years of service with the Company, and the Deferred Compensation Plan permits salary and bonus deferrals and does not provide for Company contributions.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six month periods ended June 30, 2004 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Components of net periodic pension benefit cost:
Service cost	$1,026	813	$1,701	1,627
Interest cost	641	787	1,282	1,575
Expected return on plan assets	(448)	(626)	(896)	(1,251)
Actuarial loss	295	420	590	839
Net amortization and deferral	13	16	27	32
Amortization of prior service costs	192	192	384	384
Net periodic cost	$1,719	1,602	$3,088	3,206

(11)                          Stockholders’ Equity

At June 30, 2005, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

In August 2004, holders of all of the Company’s then outstanding Series A Convertible Preferred Stock and Series B Preferred Stock were issued an aggregate of 23,832 shares of the Company’s Class A Common Stock in connection with their conversion, representing a conversion price of $5.56 per share. Prior to conversion, the Series A Convertible Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, we satisfied the dividend requirement using additional shares of convertible preferred stock.  In 2004 the Company paid the dividends in cash totaling $3,964.

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

(13)                          Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The 2004 Notes, the Convertible Debentures and the 2004 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the wholly owned foreign subsidiaries and the non-wholly owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2004 and June 30, 2005 and for the three and six months ended June 30, 2004 and 2005.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the 2004 Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$29,454	(4,986)	28,177	1	52,646
Short-term investments	8,650	—	—	—	8,650
Accounts receivable, net	—	94,304	25,506	(39)	119,771
Inventories	—	25,295	9,898	(425)	34,768
Other current assets	5,599	18,289	19,526	30	43,444
Property and equipment, net	4,816	216,822	69,902	(630)	290,910
Investment in subsidiaries	810,470	187,458	(35,913)	(962,015)	—
Goodwill	183	300,015	38,349	—	338,547
Intangible assets	—	75,935	14,275	—	90,210
Other assets	46,651	61,158	19,829	(5,813)	121,825
Total assets	$905,823	974,290	189,549	(968,891)	1,100,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	4,468	—	5,468
Current liabilities	3,107	78,498	34,159	83	115,847
Long-term debt, excluding current installments	581,145	—	2,333	—	583,478
Other non-current liabilities	144	29,881	16,215	6	46,246
Intercompany balances	(133,575)	84,527	48,363	685	—
Stockholders’ equity	454,002	781,384	84,011	(969,665)	349,732
Total liabilities and stockholders’ equity	$905,823	974,290	189,549	(968,891)	1,100,771

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended June 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	152,056	49,657	(4,289)	197,424
Operating expenses	—	81,653	35,471	(4,189)	112,935
Amortization of service contract software	—	1,868	30	—	1,898

Gross profit	—	68,535	14,156	(100)	82,591
Selling, general and administrative expenses	7,227	14,052	4,466	(20)	25,725
Depreciation and amortization	290	11,483	3,448	—	15,221
Operating income (loss)	(7,517)	43,000	6,242	(80)	41,645
Interest expense	6,357	154	301	—	6,812
Other (income) expense	(227)	472	99	33	377

Income (loss) before equity in income of subsidiaries, and income taxes	(13,647)	42,374	5,842	(113)	34,456
Equity in income of subsidiaries	45,322	—	—	(45,322)	—
Income tax expense	6,911	1,642	1,139	—	9,692
Net income (loss)	$24,764	40,732	4,703	(45,435)	24,764

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Six Months Ended June 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	293,998	94,761	(6,779)	381,980
Operating expenses	—	159,159	66,074	(6,775)	218,458
Amortization of service contract software	—	3,488	33	—	3,521

Gross profit	—	131,351	28,654	(4)	160,001
Selling, general and administrative expenses	13,866	30,300	9,327	(40)	53,453
Depreciation and amortization	565	20,755	6,753	—	28,073
Operating income (loss)	(14,431)	80,296	12,574	36	78,475
Interest expense	12,554	261	407	—	13,222
Other (income) expense	(504)	627	(28)	681	776
Income (loss) before equity in income of subsidiaries, and income taxes	(26,481)	79,408	12,195	(645)	64,477
Equity in income of subsidiaries	85,703	—	—	(85,703)	—
Income tax expense	13,443	2,879	2,376	—	18,698
Net income (loss)	$45,779	76,529	9,819	(86,348)	45,779

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$39,929	75,452	4,335	(79,787)	39,929
Depreciation and amortization	422	25,011	5,164	—	30,597
Deferred income taxes	6,221	(791)	(225)	—	5,205
Equity in income of subsidiaries	(79,825)	—	—	79,825	—
Changes in operating assets and liabilities, net of effects of acquisitions	(6,655)	(10,495)	(2,070)	208	(19,012)
Other non-cash adjustments	1,135	(106)	23	—	1,052

Net cash provided by (used in) operating activities	(38,773)	89,071	7,227	246	57,771

Cash flows from investing activities:
Capital and wagering systems expenditures	(53)	(26,152)	(5,507)	—	(31,712)
Business acquisitions, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(29)	(1,002)	(1,476)	1,671	(836)

Net cash provided by (used in) investing activities	(82)	(28,863)	(6,983)	1,671	(34,257)

Cash flows from financing activities:
Net payments on long-term debt	(2,519)	(654)	1,942	—	(1,231)
Net proceeds from issuance of common stock	3,828	1,709	—	(1,709)	3,828
Preferred stock dividends	(3,964)	—	—	—	(3,964)
Other, principally intercompany balances	53,485	(56,327)	3,050	(208)	—

Net cash provided by (used in) financing activities	50,830	(55,272)	4,992	(1,917)	(1,367)

Effect of exchange rate changes on cash	923	(22)	710	—	1,611

Increase (decrease) in cash and cash equivalents	12,898	4,914	5,946	—	23,758
Cash and cash equivalents, beginning of period	25,443	(4,473)	16,228	—	37,198
Cash and cash equivalents, end of period	$38,341	441	22,174	—	60,956

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$45,779	76,529	9,819	(86,348)	45,779
Depreciation and amortization	565	24,243	6,786	—	31,594
Deferred income taxes	9,240	(791)	1,155	—	9,604
Equity in income of subsidiaries	(85,703)	—	—	85,703	—
Changes in operating assets and liabilities, net of effects of acquisitions	49,982	(38,050)	(8,966)	(2)	2,964
Other non-cash adjustments	1,776	3,184	20	—	4,980

Net cash provided by (used in) operating activities	21,639	65,115	8,814	(647)	94,921

Cash flows from investing activities:
Capital and wagering systems expenditures	(45)	(29,186)	(14,202)	—	(43,433)
Business acquisitions, net of cash acquired	—	(4,094)	(20,680)	—	(24,774)
Other assets and investments	815	(11,238)	(9,643)	1,049	(19,017)

Net cash provided by (used in) investing activities	770	(44,518)	(44,525)	1,049	(87,224)

Cash flows from financing activities:
Net payments on long-term debt	(22,500)	—	397	—	(22,103)
Net proceeds from issuance of common stock	4,903	—	1,089	(1,089)	4,903
Preferred stock dividends	—	—	—	—	—
Other, principally intercompany balances	(10,116)	(32,434)	64,336	(21,786)	—

Net cash provided by (used in) financing activities	(27,713)	(32,434)	65,822	(22,875)	(17,200)

Effect of exchange rate changes on cash	(221)	315	(26,538)	22,473	(3,971)

Increase (decrease) in cash and cash equivalents	(5,525)	(11,522)	3,573	—	(13,474)
Cash and cash equivalents, beginning of period	34,979	6,536	24,604	1	66,120
Cash and cash equivalents, end of period	$29,454	(4,986)	28,177	1	52,646

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

The following discussion addresses our financial condition as of June 30, 2005 and the results of our operations for the three and six months ended June 30, 2005, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K.

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

In April 2005, we acquired the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America.  We originally acquired a 65% interest in SGLA in June 2002.

Our Pari-mutuel Group is comprised of our North American and international on-track, off-track and inter-track pari-mutuel wagering services, simulcasting and communications services, and telephone and internet account wagering systems, as well as sales of pari-mutuel systems and equipment.

Our Venue Management Group is comprised of our Connecticut off-track betting operations, which include 11 off-track betting facilities and telephone account wagering for customers in 26 states, our Maine off-track betting facility and our on-track and off-track betting operations in the Netherlands, which consist of four on-track and 28 off-track betting operations.

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

Results of Operations: See Note 3—Business Segments

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Revenue Analysis

For the quarter ended June 30, 2005, revenues of $197.4 million were up $19.3 million or 11% as compared to the prior year quarter, due to a $13.3 million or 9% increase in service revenue coupled with a $6.0 million or 20% increase in sales revenue.

The increase in service revenue in the quarter ended June 30, 2005 is primarily attributable to a $16.6 million or 15% increase in service revenues in the Lottery Group resulting from continued strong sales of instant lottery tickets and licensed game properties, partially offset by the loss of approximately $7.9 million of revenues on the Florida lottery contract which ended in January 2005. Pari-mutuel Group service revenues decreased $2.8 million, reflecting lower wagering and the loss of the New York Racing Association contract. Venue Management Group service revenues decreased $0.5 million due to lower wagering, in part because of the smoking ban instituted in Connecticut in the second quarter of 2004.

The $6.0 million increase in sales revenue in the quarter ended June 30, 2005 is primarily attributable to a $3.8 million increase in the Lottery Group mainly due to the addition of Honsel from the beginning of fiscal year 2005, a $1.7 million increase in system and equipment sales in the Pari-mutuel Group, and a $0.5 million improvement in revenues in the Telecommunications Products Group.

Gross Profit Analysis

Gross profit of $82.6 million for the quarter ended June 30, 2005 increased $4.5 million as compared to the corresponding period in 2004, due to a $3.2 million increase in service revenue margins coupled with a $1.3 million improvement in sales revenue gross margins. Gross margins were 42% in 2005 and 44% in 2004. The $8.4 million increase in the Lottery Group gross profit related mostly to higher service revenues. The $3.8 million decrease in services revenue margins in the Pari-mutuel Group reflects lower service revenues and increases in operating costs. Venue Management Group gross profit decreased $0.7 million as a result of lower service revenues and higher operating costs. Telecommunications Products Group gross profit increased $0.1 million from the prior year as a result of higher sales revenues.

Expense Analysis

Selling, general and administrative expenses of $25.7 million for the quarter ended June 30, 2005 were $2.7 million lower than in the corresponding period in 2004.  This decrease is primarily due to decreases in sales and marketing costs, compensation and professional service fees.

Depreciation and amortization expense, including amortization of service contract software, of $17.1 million for the quarter ended June 30, 2005 increased $1.7 million from the corresponding period in 2004.  Interest expense of $6.8 million for the quarter ended June 30, 2005 decreased $1.0 million from 2004, primarily reflecting the benefits of the debt restructuring completed in December 2004.

Income Tax Expense

Income tax expense of $9.7 million for the quarter ended June 30, 2005 increased $0.7 million from 2004. The financial statement income tax provision was 28.1% in 2005 and 31.5% in 2004. The lower effective rate in 2005 is due to benefits from expanded business outside the United States, the 2004 debt restructuring and increasing research and development activities.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Revenue Analysis

For the six months ended June 30, 2005, revenues of $382.0 million were up $18.4 million or 5% as compared to the comparable period in the prior year, due to a $27.4 million or 9% increase in service revenue partially offset by a $9.0 million or 12% decrease in sales revenue.

The increase in service revenue in the six months ended June 30, 2005 is primarily attributable to a $32.7 million or 15% increase in service revenues in the Lottery Group resulting from continued strong sales of instant lottery tickets and licensed game properties, partially offset by approximately $14.0 million of lower revenues on the Florida lottery contract which ended in January 2005. Pari-mutuel Group service revenues decreased $3.8 million, reflecting lower wagering and the loss of the New York Racing Association contract. Venue Management Group service revenues decreased $1.4 million due to lower wagering, in part because of the smoking ban instituted in Connecticut in the second quarter of 2004.

The $9.0 million decrease in sales revenue in the six months ended June 30, 2005 as compared to the corresponding period in the prior year is primarily attributable to a $12.3 million decrease in the Lottery Group relating to non-recurring systems and equipment sales in the first quarter of 2004 partially offset by the addition of Honsel from the beginning of fiscal year 2005, a $1.4 million increase in system and equipment sales in the Pari-mutuel Group, and a $1.8 million improvement in revenues in the Telecommunications Products Group, due primarily to higher sales volume, partially offset by lower prices.

Gross Profit Analysis

Gross profit of $160.0 million for the six months ended June 30, 2005 increased $4.4 million as compared to the corresponding period in the corresponding period in 2004, due to a $7.8 million increase in service revenue margins partially offset by a $3.4 million decrease in sales revenue gross margins. Gross margins were 42% in 2005 and 43% in 2004. The $10.3 million increase in the Lottery Group gross profit related mostly to higher service revenues. The $5.2 million decrease in services revenue margins in the Pari-mutuel Group reflects the result of lower service revenues and increases in operating costs. Venue Management Group gross profit decreased $1.8 million as a result of lower service revenues and higher operating costs. Telecommunications Products Group gross profit increased $0.9 million as a result of higher sales revenues.

Expense Analysis

Selling, general and administrative expenses of $53.5 million for the six months ended June 30, 2005 were $0.9 million lower than in 2004.  This decrease is primarily due to decreased compensation and professional service fees.

Depreciation and amortization expense, including amortization of service contract software, of $31.6 million for the six months ended June 30, 2005 increased $1.0 million from the corresponding period in 2004.  Interest expense of $13.2 million for the six months ended June 30, 2005 decreased $2.0 million from 2004, primarily reflecting the benefits of the debt restructuring completed in December 2004.

Income Tax Expense

Income tax expense of $18.7 million for the six months ended June 30, 2005 increased $0.4 million from 2004. The financial statement income tax provision was 29.0% in 2005 and 31.5% in 2004. The lower effective rate in 2005 is due to benefits from expanded business outside the United States, the 2004 debt restructuring and increasing research and development activities.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2004 Annual Report on Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition on percentage of completion contracts related to lottery development projects and pari-mutuel systems software development projects, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

As of June 30, 2005, our senior secured credit facility (the “2004 Facility”) consists of a $250.0 million revolving credit facility due 2009 and a $99.5 million Term Loan B due 2009. The 2004 Facility contains certain financial covenants which are described below. At June 30, 2005, approximately 18% of our debt, representing approximately $103.4 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our unhedged variable rate debt will result in a change of approximately $0.1 million per year in our interest expense, assuming no change in our outstanding borrowings.

Our financing arrangements as of June 30, 2005 impose certain limitations on our and our subsidiaries’ operations.

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

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at June 30, 2005 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

At June 30, 2005, we had outstanding letters of credit of $31.5 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $218.5 million as compared to $199.9 million at December 31, 2004. Our ability to borrow under the 2004 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. For fiscal 2005, we anticipate that capital expenditures and software expenditures could be approximately $95.0 million. However, the actual level of expenditures in fiscal year 2005 and beyond will ultimately largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

At June 30, 2005, our available cash, short-term investments and borrowing capacity totaled $279.8 million compared to $318.6 million at December 31, 2004. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The decrease in our available cash from the December 31, 2004 level principally reflects the net cash provided by operating activities for the six months ended June 30, 2005 of $94.9 million, offset by wagering and other capital expenditures of $62.5 million, acquisition related payments of $24.8 million and $22.5 million of payments on long-term debt.  The $94.9 million of net cash provided by operating activities is derived from $97.6 million of net cash provided by operations less $2.7 million used to fund changes in working capital, net of the change in short-term investments. The working capital changes occurred principally from decreases in short-term investments, offset by increases in accounts receivable, inventories and other current assets and decreases in accounts payable and accrued liabilities. Capital expenditures of $11.9 million in the first half of 2005 are slightly higher than similar expenditures totaling $10.6 million in the corresponding period in 2004. Wagering system expenditures, including software expenditures, totaled $38.4 million in the first half of 2005 compared to $27.2 million in the corresponding period in 2004. This increase is primarily due to the new lottery contracts in Puerto Rico and Colorado. Cash flow from financing activities principally reflects the repayments of borrowings under our 2004 Facility.

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

Further, the terms of the indenture governing our Convertible Debentures give holders the right to convert the Convertible Debentures when the market price of our Class A Common Stock exceeds a defined target market price.  The terms of the indenture require us to pay cash for the face amount of the Convertible Debentures which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by our issuance of additional shares of our Class A Common Stock.

We cannot assure you that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we assure you that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance requires measurement and recognition of compensation expense based on the grant-date fair value of the entity’s equity instruments (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  SFAS 123(R) allows for two different methods of transition, the modified prospective and modified retrospective.  We are currently evaluating consolidated financial statement impact of the two methods of transition, as well as a valuation technique to adopt for estimating fair value. SFAS 123(R) is effective as of the first interim period or annual reporting period that begins after June 15, 2005.  In April 2005, the Securities and Exchange Commission (the “SEC”) amended the compliance date of SFAS 123(R), which will allow companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  We intend to adopt SFAS 123(R) in the first quarter of 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. To enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our financial statements.

In July 2005, the FASB issued FASB Staff Position No. APB18-1, “Accounting by an Investor for Its Proportionate Share of Accumaulated Other Comprehensive Income of an Investee Accounted for under the Equity Method In Accordance with APB Opinion No. 18 upon loss of Significant Influence” (“APB 18”).  APB 18 requires that an investor’s proportionate share or an investee’s equity adjustments for other comprehensive income should be offset against the carrying value of the investment at the time significant influence is lost.  APB 18 is effective as of the first reporting period beginning after July 12, 2005.  We are currently evaluating the impact of APB 18 on our financial statements.

Recent Developments

On August 4, 2005 we announced that we had been awarded a four-year extension from the Kentucky Lottery Corporation worth $20 million.  The agreement commences on October 1, 2005 and includes a provision to convert to a cooperative services model wherein we are paid on a percent of sales basis.

On July 17, 2005 we announced that we had completed a five-year deal to supply simulcast services at Tote Investments Racing Service simulcast centers on the island of Barbados.  The estimated value is $5 million over the five-year term of the agreement.

On July 7, 2005 we announced that we had been awarded the instant lottery ticket and services contract for the California State Lottery.  The contract is valued at $33 million over an initial term of four years.

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

Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits, ongoing monitoring of customer account balances, and assessing of the customers’ financial strengths.

Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production, prepaid phone card production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate and prices may be affected by supply.

For fiscal 2004 and the first half of 2005, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2005, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2005, approximately 82% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate

June 30, 2005

(dollars in thousands)

	Twelve Months Ended June 30,							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	value
Long-term debt:
Fixed interest rate	$875	865	552	519	7,758	475,000	485,569	508,200
Interest rate	4.83%	4.82%	4.64%	4.66%	12.39%	3.07%	3.20%
Variable interest rate	$4,593	1,009	1,010	1,010	95,511	244	103,377	104,123
Average interest rate	5.30%	5.09%	5.09%	5.09%	5.08%	6.20%	5.09%

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

Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•                  economic, competitive, demographic, business and other conditions in our domestic and international markets;

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

Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. Federal Securities Laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.  Actual future results may be materially different from what we expect.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, we concluded that our disclosure controls and procedures are still not effective in alerting management prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because, although we have implemented remediations designed to address the previously identified material weakness in the design of internal controls over financial reporting, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to identify that we had a material weakness in the design of internal controls over financial reporting.

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

There was no material change in our internal control over financial reporting in the quarter ended June 30, 2005.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Six Months Ended June 30, 2005

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2005	—	—	—	N/A
May, 2005	14,798	$23.27	—	N/A
June, 2005	6,045	$25.20	—	N/A

(1)    Pursuant to elections made by employees under the Company's equity incentive programs during the second quarter of 2005, a total of 14,798 shares with a market value of $23.27 per share were withheld by the Company to satisfy the withholding taxes associated with the vesting of restricted stock awards and a total of 6,045 shares with a market value of $25.20 per share were surrendered to the Company in connection with an employee stock option exercise.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 14, 2005 to elect nine directors, to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants for the fiscal year ending December 31, 2005 and to approve an amendment and restatement of our 2003 Incentive Compensation Plan to, among other things, increase the number of shares available for awards by 2,000,000 shares.  All matters put before the stockholders were approved as follows:

		For	Withheld
Proposal 1	Election of Directors
	Peter A. Cohen	83,073,056	1,881,570
	Howard Gittis	69,158,654	15,795,972
	Colin J. O’Brien	83,890,387	1,064,239
	Ronald O. Perelman	82,373,836	2,580,790
	Barry F. Schwartz	82,918,435	2,036,191
	Eric M. Turner	84,008,455	946,171
	A. Lorne Weil	81,803,915	3,150,711
	Sir Brian G. Wolfson	82,499,375	2,455,251
	Joseph R. Wright, Jr.	83,358,317	1,596,309

		For	Against	Abstain	Broker Non-Votes
Proposal 2	Ratification of Appointment of Independent Registered Public Accountants	82,431,218	2,510,372	13,036	—

Proposal 3	Approval of Amendment and Restatement of the 2003 Incentive Compensation Plan	61,955,807	5,818,434	45,145	17,135,240

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits

10.1	Employment Agreement, dated as of July 1, 2005 by and between the Company and Michael Chambrello.

10.2	Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello.

10.3	Employment and Severance Benefits Agreement, dated as of November 19, 2002 by and between Scientific Games Inernational, Inc. and Steven M. Saferin (with an effective date of January 17, 2003).

10.4	2003 Incentive Compensation Plan, as amended and restated.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ DeWayne E. Laird
	Name:	DeWayne E. Laird
	Title:	Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated: August 9, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated as of July 1, 2005 by and between the Company and Michael Chambrello.

10.2	Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello.

10.3	Employment and Severance Benefits Agreement, dated as of November 19, 2002 by and between Scientific Games International, Inc. and Steven M. Saferin (with an effective date of January 17, 2003).

10.4	2003 Incentive Compensation Plan, as amended and restated.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.