Form 10-Q
period 2005-09-30
SCIENTIFIC GAMES CORP
filed 2005-11-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Act).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exhange Act).

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2005:

Class A Common Stock:  89,767,863

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2005

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Balance Sheets as of December 31, 2004 and September 30, 2005

Statements of Income for the Three Months Ended September 30, 2004 and 2005

Statements of Income for the Nine Months Ended September 30, 2004 and 2005

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005

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

PART I.          FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,120	50,431
Short-term investments	52,525	5,050
Accounts receivable, net of allowance for doubtful accounts of $4,818 and $5,094 at December 31, 2004 and September 30, 2005, respectively	106,991	118,879
Inventories	28,062	36,636
Prepaid expenses, deposits and other current assets	41,799	51,957
Total current assets	295,497	262,953
Property and equipment, at cost	544,387	618,647
Less accumulated depreciation	272,961	295,398
Net property and equipment	271,426	323,249
Goodwill, net	311,931	338,552
Operating right, net	14,020	14,020
Other intangible assets, net	80,182	73,962
Other assets and investments	120,169	136,520
Total assets	$1,093,225	1,149,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,370	6,289
Interest payable	879	4,428
Accounts payable	40,923	49,233
Accrued liabilities	97,070	85,189
Total current liabilities	143,242	145,139
Other long-term liabilities	42,911	52,952
Long-term debt, excluding current installments	606,508	575,866
Total liabilities	792,661	773,957

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 88,414 and 89,754 shares outstanding at December 31, 2004 and September 30, 2005, respectively	884	898
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,755	422,328
Accumulated losses	(108,628)	(43,664)
Treasury stock, at cost	(9,403)	(9,556)
Accumulated other comprehensive income	11,956	5,293
Total stockholders’ equity	300,564	375,299
Total liabilities and stockholders’ equity	$1,093,225	1,149,256

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2004 and 2005

(Unaudited, in thousands, except per share amounts)

	2004	2005
Operating revenues:
Services	$152,636	155,925
Sales	26,673	40,899
	179,309	196,824
Operating expenses (exclusive of depreciation and amortization shown below):
Services	84,039	86,956
Sales	18,450	30,064
Amortization of service contract software	553	1,696
	103,042	118,716
Gross profit	76,267	78,108
Selling, general and administrative expenses	23,273	31,489
Depreciation and amortization	14,528	15,434
Operating income	38,466	31,185
Other deductions:
Interest expense	7,692	7,139
Other income, net	(313)	(470)
	7,379	6,669
Income before income tax expense	31,087	24,516
Income tax expense	9,626	5,331
Net income	21,461	19,185
Convertible preferred stock dividend	757	—
Net income available to common stockholders	$20,704	19,185

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.26	0.21
Diluted net income available to common stockholders	$0.24	0.21

Weighted average number of shares used in per share calculations:
Basic shares	78,661	89,689
Diluted shares	90,777	92,890

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2004 and 2005

(Unaudited, in thousands, except per share amounts)

	2004	2005
Operating revenues:
Services	$441,839	472,546
Sales	101,047	106,258
	542,886	578,804
Operating expenses (exclusive of depreciation and amortization shown below):
Services	237,568	259,637
Sales	69,861	75,841
Amortization of service contract software	3,584	5,217
	311,013	340,695
Gross profit	231,873	238,109
Selling, general and administrative expenses	77,620	84,942
Depreciation and amortization	42,094	43,507
Operating income	112,159	109,660
Other deductions:
Interest expense	22,889	20,361
Other (income) expense, net	(89)	306
	22,800	20,667
Income before income tax expense	89,359	88,993
Income tax expense	27,969	24,029
Net income	61,390	64,964
Convertible preferred stock dividend	4,721	—
Net income available to common stockholders	$56,669	64,964

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.83	0.73
Diluted net income available to common stockholders	$0.68	0.70

Weighted average number of shares used in per share calculations:
Basic shares	67,958	89,118
Diluted shares	90,511	92,293

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2005

(Unaudited, in thousands)

	2004	2005
Cash flows from operating activities:
Net income	$61,390	64,964

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,678	48,724
Change in deferred income taxes	5,443	2,802
Tax benefit from exercise of employee stock options	—	7,295
Non-cash interest expense	1,576	2,664
Changes in operating assets and liabilities, net of effects of acquisitions	(31,825)	(31,927)
Change in short-term investments	2,025	47,475
Other	128	6,775
Total adjustments	23,025	83,808
Net cash provided by operating activities	84,415	148,772

Cash flows from investing activities:
Capital expenditures	(17,056)	(14,426)
Wagering systems expenditures	(35,735)	(72,391)
Change in other assets and liabilities, net	(11,900)	(26,080)
Business acquisitions, net of cash acquired	(1,709)	(24,774)
Net cash used in investing activities	(66,400)	(137,671)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(22,750)
Payments on other long-term debt, net	(1,529)	(6,377)
Dividends paid	(4,721)	—
Net proceeds from issuance of common stock	6,226	6,803
Net cash used in financing activities	(24)	(22,324)
Effect of exchange rate changes on cash and cash equivalents	1,290	(4,466)
Increase (decrease) in cash and cash equivalents	19,281	(15,689)
Cash and cash equivalents, beginning of period	37,198	66,120
Cash and cash equivalents, end of period	$56,479	50,431

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,400	13,579
Income taxes	$20,193	2,394

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)                   Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of September 30, 2005, the consolidated statements of income for the three and nine months ended September 30, 2004 and 2005, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2004 and 2005, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries,  the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2004 and 2005 and its cash flows for the nine months ended September 30, 2004 and 2005 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.  The results of operations for the periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

The Company has reclassified $40,150 of auction rate securities from Cash and cash equivalents to Short-term investments at September 30, 2004.  The cash flows from these investments are presented as operating cash flows for all periods presented.   Certain other reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Income (numerator)
Net income available to common stockholders (basic)	$20,704	19,185	56,669	64,964
Add back preferred stock dividend	757	—	4,721	—
Income before preferred dividend available to common stockholders (diluted)	$21,461	19,185	61,390	64,964
Shares (denominator)
Basic weighted average common shares outstanding	78,661	89,689	67,958	89,118
Effect of dilutive securities-stock options, warrants, preferred shares and deferred shares	12,116	3,201	22,553	3,175
Diluted weighted average common shares outstanding	90,777	92,890	90,511	92,293

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.26	0.21	0.83	0.73
Diluted net income per share available to common stockholders	$0.24	0.21	0.68	0.70

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000 principal amount of 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise, and the Company has purchased a bond hedge to mitigate the potential dilution from conversion. Such shares were excluded from the three and nine months ended September 30, 2005 calculations as they were anti-dilutive.  (See Note 9 to the Consolidated Financial Statements for the year ended December 31, 2004 in the Company’s 2004 Annual Report on Form 10-K.)

Stock-Based Compensation

The Company continues to account for stock-based compensation using the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Accordingly, no stock-based compensation expense has been recognized for a majority of its stock-based compensation plans.  Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per share would have changed to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income as reported	$21,461	19,185	61,390	64,964
Add: Stock-based compensation expense included in reported net income, net of related tax effects	46	52	140	155
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,287)	(2,811)	(3,981)	(6,588)
Pro forma net income	$20,220	16,426	57,549	58,531

Net income available to common stockholders per basic share:
As reported	$0.26	0.21	0.83	0.73
Pro forma	$0.25	0.19	0.79	0.67
Net income available to common stockholders per diluted share:
As reported	$0.24	0.21	0.68	0.70
Pro forma	$0.23	0.18	0.65	0.65

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

The excess of the additional purchase price over the fair value of the net assets acquired of approximately $20,700 was recorded as goodwill. The operating results of SGLA have been included in the Company’s operating income since the initial acquisition of the 65% interest in 2002, with the minority portion of such earnings included as a deduction in “Other expense”. In the second quarter of 2005, this deduction ceased.

On December 31, 2004, the Company acquired all of the outstanding shares of Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries.  The purchase price was approximately $21,000 in cash and additional amounts of up to approximately $10,500 in cash upon achievement of certain performance levels over the next five years. The operating results of Honsel have been included in the Company’s consolidated operating results since January 1, 2005.  Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company’s pro forma operating results for the three and nine months ended September 30, 2004 would not have been materially different from the actual reported results.  The preliminary estimate of goodwill of approximately $12,400 from the acquisition of Honsel is not deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities and debt were included in the preliminary purchase price allocation.

(3)                   Business Segments

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and nine months ended September 30, 2004 and 2005, and assets at September 30, 2004 and 2005, by business segment.  Corporate expenses, interest expense and other (income) expense are not allocated to business segments.

	Three Months Ended September 30, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$116,477	20,596	15,563	—	152,636
Sales revenues	9,042	381	—	17,250	26,673
Total revenues	125,519	20,977	15,563	17,250	179,309

Cost of service	61,285	11,459	11,295	—	84,039
Cost of sales	5,264	253	—	12,933	18,450
Amortization of service contract software	866	(313)	—	—	553
	67,415	11,399	11,295	12,933	103,042
Gross profit	58,104	9,578	4,268	4,317	76,267
Selling, general and administrative expenses	12,716	1,993	774	1,489	16,972
Depreciation and amortization	9,598	3,284	524	909	14,315
Segment operating income	$35,790	4,301	2,970	1,919	44,980
Unallocated corporate expense					6,514
Consolidated operating income					$38,466

Capital and wagering systems expenditures	$17,442	2,324	300	238	20,304

	Three Months Ended September 30, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$121,425	18,585	15,915	—	155,925
Sales revenues	25,044	2,285	—	13,570	40,899
Total revenues	146,469	20,870	15,915	13,570	196,824

Cost of service	62,369	12,051	12,536	—	86,956
Cost of sales	18,480	2,137	—	9,447	30,064
Amortization of service contract software	1,169	527	—	—	1,696
	82,018	14,715	12,536	9,447	118,716
Gross profit	64,451	6,155	3,379	4,123	78,108
Selling, general and administrative expenses	16,590	5,714	758	1,267	24,329
Depreciation and amortization	11,383	2,443	490	824	15,140
Segment operating income (loss)	$36,478	(2,002)	2,131	2,032	38,639
Unallocated corporate expense					7,454
Consolidated operating income					$31,185

Capital and wagering systems expenditures	$36,493	6,278	367	246	43,384

	Nine Months Ended September 30, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$333,511	60,946	47,382	—	441,839
Sales revenues	54,404	2,848	—	43,795	101,047
Total revenues	387,915	63,794	47,382	43,795	542,886

Cost of service	171,040	32,324	34,204	—	237,568
Cost of sales	35,309	1,686	—	32,866	69,861
Amortization of service contract software	2,512	1,072	—	—	3,584
	208,861	35,082	34,204	32,866	311,013
Gross profit	179,054	28,712	13,178	10,929	231,873
Selling, general and administrative expenses	45,443	5,801	2,972	4,406	58,622
Depreciation and amortization	28,998	8,593	1,521	2,347	41,459
Segment operating income	$104,613	14,318	8,685	4,176	131,792
Unallocated corporate expense					19,633
Consolidated operating income					$112,159

Assets at September 30, 2004	$606,148	85,120	34,129	46,076	771,473
Unallocated assets at September 30, 2004					229,263
Consolidated assets at September 30, 2004					$1,000,736

Capital and wagering systems expenditures	$42,924	8,414	909	544	52,791

	Nine Months Ended September 30, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$371,146	55,112	46,288	—	472,546
Sales revenues	58,138	6,161	—	41,959	106,258
Total revenues	429,284	61,273	46,288	41,959	578,804

Cost of service	189,439	34,392	35,806	—	259,637
Cost of sales	40,683	4,840	—	30,318	75,841
Amortization of service contract software	3,427	1,790	—	—	5,217
	233,549	41,022	35,806	30,318	340,695
Gross profit	195,735	20,251	10,482	11,641	238,109
Selling, general and administrative expenses	46,090	11,171	2,334	4,153	63,748
Depreciation and amortization	30,959	7,485	1,461	2,743	42,648
Segment operating income	$118,686	1,595	6,687	4,745	131,713
Unallocated corporate expense					22,053
Consolidated operating income					$109,660

Assets at September 30, 2005	$773,115	85,638	35,769	43,785	938,307
Unallocated assets at September 30, 2005					210,949
Consolidated assets at September 30, 2005					$1,149,256

Capital and wagering systems expenditures	$72,412	11,775	1,200	1,430	86,817

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Reported consolidated operating income	$38,466	31,185	$112,159	109,660
Interest expense	7,692	7,139	22,889	20,361
Other (income) expense	(313)	(470)	(89)	306
Income before income tax expense	$31,087	24,516	$89,359	88,993

(4)                   Income Tax Expense

The effective income tax rate for the three and nine months ended September 30, 2005 of  21.7% and 27.0%, respectively, was determined using an estimated annual effective tax rate, which was less than the United States statutory rate due to lower tax rates applicable to the Company’s operations outside the United States, additional research and development credit refunds and the tax benefit of the debt restructuring completed in 2004.  The effective income tax rate for the three and nine months ended September 30, 2004 was 31.0% and 31.3%, respectively, and included the benefits arising from the realization of foreign tax credit carryovers and the extra territorial income exclusion.

(5)                   Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$21,461	19,185	$61,390	64,694
Other comprehensive income (loss):
Foreign currency translation	129	213	896	(8,439)
Unrealized gain on investments	407	131	1,134	1,776
Unrealized gain on Canadian dollar hedges	—	—	1,107	—
Other comprehensive income (loss)	536	344	3,137	(6,663)
Comprehensive income	$21,997	19,529	$64,527	58,031

(6)                   Inventories

Inventories consist of the following:

	December 31, 2004	September 30, 2005
Parts and work-in-process	$18,655	22,475
Finished goods	9,407	14,161
	$28,062	36,636

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)                   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2004	September 30, 2005
Compensation and benefits	$26,135	17,170
Customer advances	4,579	6,601
Deferred revenue	3,263	6,714
Accrued income taxes	7,149	12,238
Taxes, other than income	6,806	6,191
Accrued contract costs	10,958	9,262
Other	38,180	27,013
	$97,070	85,189

(8)                   Debt

At September 30, 2005, the Company had approximately $218,885 available for borrowing under the Company’s revolving credit facility, which was entered into in December 2004, as part of the Company’s senior secured credit facility (the “2004 Facility”).  There were no borrowings outstanding under the revolving credit facility, but approximately $31,115 in letters of credit were issued and outstanding at September 30, 2005.  At December 31, 2004, the Company’s available borrowing capacity under the revolving credit facility was $199,900.  At September 30, 2005, there was $99,250 in outstanding Term Loans under the 2004 Facility.

The Credit Agreement governing the 2004 Facility (the “Credit Agreement”) contains certain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.  Additionally, the Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

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

In August 2005, the Company paid cash of $8,100, including a redemption premium of $500, to redeem all remaining 2000 Notes.

The Company was in compliance with its debt covenants as of September 30, 2005.

(9)                   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2004 and September 30, 2005.  Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2004
Amortizable intangible assets:
Patents	15	$4,221	477	3,744
Customer lists	14	20,175	7,597	12,578
Customer service contracts	15	3,781	1,331	2,450
Licenses	4	10,377	3,315	7,062
Lottery contracts	5	31,802	7,910	23,892
		70,356	20,630	49,726
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$125,269	31,067	94,202

Balance at September 30, 2005
Amortizable intangible assets:
Patents	15	$4,669	629	4,040
Customer lists	14	19,426	8,621	10,805
Customer service contracts	15	3,793	1,357	2,436
Licenses	4	12,210	6,136	6,074
Lottery contracts	5	32,200	12,049	20,151
		72,298	28,792	43,506
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$127,211	39,229	87,982

The aggregate intangible amortization expense for the nine-month periods ended September 30, 2004 and 2005 was approximately $8,400 and $8,200, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as business segment, for the period from January 1, 2005 to September 30, 2005.  In 2005, the Company has recorded (a) a $2,927 increase in goodwill in connection with the acquisition of certain assets and the assumption of certain liabilities from Promo-Travel International, Inc. in February 2005, (b) a $20,680 increase in goodwill related to the acquisition of the remaining 35% minority interest in SGLA in April 2005, (c) an $87 increase for the acquisition of an off-track betting operation in June 2005 and (d) a $2,927 increase in goodwill associated with the Honsel acquisition.  Although substantially complete the purchase price allocation for the recent acquisitions will be completed within one year of their respective acquisition dates.

Goodwill	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Balance at December 31, 2004	$311,444	487	—	—	311,931
Additions:	26,534	—	87	—	26,621
Balance at September 30, 2005	$337,978	487	87	—	338,552

(10)            Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service, up to a maximum of 30 years for the majority of the employees.  It also has a defined benefit plan for U.K. based employees.  Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement.  The Company’s policy is to fund the minimum contribution permitted by the respective regulatory authorities.  The Company estimates that the amount to be funded in year 2005 will be approximately $2,500, as of September 30, 2005 the Company has funded approximately $1,900.

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine month periods ended September 30, 2004 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Components of net periodic pension benefit cost:
Service cost	$676	814	$2,377	2,441
Interest cost	641	788	1,923	2,363
Expected return on plan assets	(448)	(625)	(1,344)	(1,876)
Actuarial loss	295	419	885	1,258
Net amortization and deferral	13	16	40	48
Amortization of prior service costs	192	192	576	576
Net periodic cost	$1,369	1,604	$4,457	4,810

(11)            Stockholders’ Equity

At September 30, 2005, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

In August 2004, holders of all of the Company’s then outstanding Series A Convertible Preferred Stock and Series B Preferred Stock were issued an aggregate of 23,832 shares of the Company’s Class A Common Stock in connection with their conversion, representing a conversion price of $5.56 per share. Prior to conversion, the Series A Convertible Preferred Stock required dividend payments at a rate of 6% per annum. Prior to 2004, the Company satisfied the dividend requirement using additional shares of convertible preferred stock.  In 2004, the Company paid the dividends in cash totaling $3,964.

(12)            Litigation

The Company has been advised that in early November 2005, the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by the Company’s subsidiary Scientific Games International, Inc. and one of its employees.  The Company is cooperating with the investigation and, while no assurance can be given, believes that the inquiry will conclude that the Company did not engage in any wrongdoing.

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

On or about April 6, 2005, the Company was served with a complaint in the Texas state court action captioned GTECH Holdings Corporation and GTECH Corporation v. Scientific Games International, Inc. previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The Company continues to believe that the plaintiffs’ claims lack merit and intends to contest them vigorously.

(13)            Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The 2004 Notes, the Convertible Debentures and the 2004 Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), which includes the activities of Scientific Games Management Corporation, (ii) the Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2004 and September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the 2004 Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$34,979	14,987	16,154	—	66,120
Short-term investments	52,525	—	—	—	52,525
Accounts receivable, net	—	74,438	32,592	(39)	106,991
Inventories	—	18,245	10,425	(608)	28,062
Other current assets	11,778	17,310	12,681	30	41,799
Property and equipment, net	5,093	206,331	60,633	(631)	271,426
Investment in subsidiaries	771,987	187,019	(36,563)	(922,443)	—
Goodwill	183	297,000	14,748	—	311,931
Intangible assets	—	79,303	14,899	—	94,202
Other assets	53,095	59,522	15,777	(8,225)	120,169
Total assets	$929,640	954,155	141,346	(931,916)	1,093,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current installments of long-term debt	$1,000	—	3,370	—	4,370
Current liabilities	8,672	91,574	37,426	1,200	138,872
Long-term debt, excluding current installments	603,645	—	2,863	—	606,508
Other non-current liabilities	(5,486)	31,634	16,699	64	42,911
Intercompany balances	(124,873)	108,969	17,948	(2,044)	—
Stockholders’ equity	446,682	721,978	63,040	(931,136)	300,564
Total liabilities and stockholders’ equity	$929,640	954,155	141,346	(931,916)	1,093,225

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$24,190	(2,966)	29,206	1	50,431
Short-term investments	5,050	—	—	—	5,050
Accounts receivable, net	—	87,841	31,077	(39)	118,879
Inventories	—	27,079	9,982	(425)	36,636
Other current assets	5,617	18,229	28,081	30	51,957
Property and equipment, net	4,677	235,700	85,128	(2,256)	323,249
Investment in subsidiaries	847,051	187,523	(35,236)	(999,338)	—
Goodwill	183	300,015	38,354	—	338,552
Intangible assets	—	74,064	13,918	—	87,982
Other assets	57,018	62,161	28,213	(10,872)	136,520
Total assets	$943,786	989,646	228,723	(1,012,899)	1,149,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	5,289	—	6,289
Current liabilities	11,616	76,886	50,461	(113)	138,850
Long-term debt, excluding current installments	573,250	—	2,616	—	575,866
Other non-current liabilities	5,625	28,826	18,495	6	52,952
Intercompany balances	(127,275)	64,091	69,007	(5,823)	—
Stockholders’ equity	479,570	819,843	82,855	(1,006,969)	375,299
Total liabilities and stockholders’ equity	$943,786	989,646	228,723	(1,012,899)	1,149,256

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended September 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	152,032	48,010	(3,218)	196,824
Operating expenses	—	85,843	34,395	(3,218)	117,020
Amortization of service contract software	—	1,659	37	—	1,696

Gross profit	—	64,530	13,578	—	78,108
Selling, general and administrative expenses	7,148	16,444	7,917	(20)	31,489
Depreciation and amortization	294	11,423	3,717	—	15,434
Operating income (loss)	(7,442)	36,663	1,944	20	31,185
Interest expense	6,881	118	140	—	7,139
Other (income) expense	(1,242)	(3,475)	4,246	1	(470)
Income (loss) before equity in income of subsidiaries, and income taxes	(13,081)	40,020	(2,442)	19	24,516
Equity in income of subsidiaries	35,180	—	—	(35,180)	—
Income tax expense	2,914	1,575	842	—	5,331
Net income (loss)	$19,185	38,445	(3,284)	(35,161)	19,185

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Nine Months Ended September 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	446,030	142,771	(9,997)	578,804
Operating expenses	—	245,002	100,469	(9,993)	335,478
Amortization of service contract software	—	5,147	70	—	5,217

Gross profit	—	195,881	42,232	(4)	238,109
Selling, general and administrative expenses	21,014	46,744	17,244	(60)	84,942
Depreciation and amortization	859	32,178	10,470	—	43,507
Operating income (loss)	(21,873)	116,959	14,518	56	109,660
Interest expense	19,435	379	547	—	20,361
Other (income) expense	(1,746)	(2,848)	4,218	682	306
Income (loss) before equity in income of subsidiaries, and income taxes	(39,562)	119,428	9,753	(626)	88,993
Equity in income of subsidiaries	120,883	—	—	(120,883)	—
Income tax expense	16,357	4,454	3,218	—	24,029
Net income	$64,964	114,974	6,535	(121,509)	64,964

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$61,390	113,588	7,677	(121,265)	61,390
Depreciation and amortization	635	36,389	8,654	—	45,678
Deferred income taxes	6,220	(1,187)	410	—	5,443
Equity in income of subsidiaries	(121,514)	—	—	121,514	—
Changes in operating assets and liabilities, net of effects of acquisitions	(1,885)	(23,886)	(4,168)	139	(29,800)
Other non-cash adjustments	1,711	(30)	23	—	1,704
Net cash provided by (used in) operating activities	(53,443)	124,874	12,596	388	84,415

Cash flows from investing activities:
Capital and wagering systems expenditures	85	(47,178)	(5,698)	—	(52,791)
Business acquisitions, net of cash acquired	—	(1,709)	—	—	(1,709)
Other assets and investments	(1,664)	(5,830)	(5,991)	1,585	(11,900)
Net cash provided by (used in) investing activities	(1,579)	(54,717)	(11,689)	1,585	(66,400)

Cash flows from financing activities:
Net payments on long-term debt	(3,776)	(642)	2,889	—	(1,529)
Net proceeds from issuance of common stock	6,226	1,707	2	(1,709)	6,226
Preferred stock dividends	(4,721)	—	—	—	(4,721)
Other, principally intercompany balances	59,317	(62,709)	3,656	(264)	—
Net cash provided by (used in) financing activities	57,046	(61,644)	6,547	(1,973)	(24)

Effect of exchange rate changes on cash	1,085	(37)	242	—	1,290

Increase (decrease) in cash and cash equivalents	3,109	8,476	7,696	—	19,281
Cash and cash equivalents, beginning of period	25,443	(4,473)	16,228	—	37,198
Cash and cash equivalents, end of period	$28,552	4,003	23,924	—	56,479

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2005

(unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$64,964	114,974	6,535	(121,509)	64,964
Depreciation and amortization	859	37,325	10,540	—	48,724
Deferred income taxes	3,392	(1,187)	597	—	2,802
Equity in income of subsidiaries	(120,883)	—	—	120,883	—
Changes in operating assets and liabilities, net of effects of acquisitions	63,663	(39,309)	(1,313)	(198)	22,843
Other non-cash adjustments	5,143	4,193	103	—	9,439
Net cash provided by (used in) operating activities	17,138	115,996	16,462	(824)	148,772

Cash flows from investing activities:
Capital and wagering systems expenditures	8	(51,808)	(36,643)	1,626	(86,817)
Business acquisitions, net of cash acquired	—	(4,094)	(20,680)	—	(24,774)
Other assets and investments	(294)	(16,924)	(16,756)	7,894	(26,080)
Net cash provided by (used in) investing activities	(286)	(72,826)	(74,079)	9,520	(137,671)

Cash flows from financing activities:
Net payments on long-term debt	(30,395)	—	1,268	—	(29,127)
Net proceeds from issuance of common stock	6,803	38	2,875	(2,913)	6,803
Preferred stock dividends	—	—	—	—	—
Other, principally intercompany balances	(3,815)	(53,049)	87,520	(30,656)	—
Net cash provided by (used in) financing activities	(27,407)	(53,011)	91,663	(33,569)	(22,324)

Effect of exchange rate changes on cash	(234)	339	(29,444)	24,873	(4,466)

Increase (decrease) in cash and cash equivalents	(10,789)	(9,502)	4,602	—	(15,689)
Cash and cash equivalents, beginning of period	34,979	6,536	24,604	1	66,120
Cash and cash equivalents, end of period	$24,190	(2,966)	29,206	1	50,431

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

To present a better understanding of the overall business of Scientific Games Corporation and its consolidated subsidiaries (together, “we”), we begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a section summarizing our business and major operating segments, including any significant events that have recently occurred to affect each operating segment.  We then discuss our Results of Operations, presenting first an overall view of the financial results of the business as a whole, followed by additional discussion of our operating segments.  We then provide any Critical Accounting Policies, discussing the use of estimates and assumptions throughout our financial results. We then disclose our financial condition, explaining changes in our balance sheet and cash flows, along with our outstanding debt, contractual obligations and commitments.  We then detail any Recently Issued Accounting Standards and clarify their impact on our financial statements.  Lastly, we present any recent developments that occurred since the end of the current financial reporting period.

The following discussion addresses our financial condition as of September 30, 2005 and the results of our operations for the three and nine months ended September 30, 2005, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2004, included in our 2004 Annual Report on Form 10-K.

Background

We operate primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.  Our revenues consist of two major components: services revenues and sales revenues.

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

Lottery Group

We provide instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette® and The World Series of Poker®.  This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of both instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

On December 31, 2004, we acquired Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant lottery tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries.  We believe that our acquisition of Honsel has enabled us to further expand into the European lottery market. For example, we recently announced that we had been awarded two contracts with Toto-Lotto Niedersachsen GmbH and one contract with Lotterie-Treuhandgesellschaft mbH Hessen, the state lottery of Hessen, Germany, to supply instant lottery tickets and the other lottery services.

In April 2005, we acquired the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America.  We originally acquired a 65% interest in SGLA in June 2002.

Pari-Mutuel Group

We are a worldwide provider of computerized wagering systems to the pari-mutuel wagering industry. We provide our systems and services to horse and greyhound racetracks, off-track betting (“OTB”) facilities, casinos, jai alai frontons, telephone and internet account wagering operators and other establishments where pari-mutuel wagering is permitted. In addition, we are a provider of ancillary services to the industry, such as race simulcasting and telecommunications services and telephone and internet account wagering.

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

Venue Management Group

We have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut (except for OTB operations at two greyhound racetracks), subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 26 states.

We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 2008.  We also have additional license approvals which will allow us to modernize and expand pari-mutuel wagering in the Netherlands.  We currently conduct operations in 28 OTB locations and four racetracks throughout the Netherlands.

We also operate one OTB location in Maine and provide facilities management services to four non-company owned OTBs.

Telecommunications Products Group

We are a worldwide manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.

Prepaid phone cards utilize the secure process that we employ in the production of instant lottery tickets. This helps to ensure integrity and reliability of the product, thus providing consumers in more than 50 countries with access to prepaid cellular phone service.

Results of Operations:

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Overview

Revenue Analysis

For the quarter ended September 30, 2005, operating revenues totaled $196.8 million compared to $179.3 million in the corresponding prior year quarter, an increase of $17.5 million, or 10%. In the third quarter of 2005, our service revenues were $155.9 million, after a reduction of $1.4 million for unusual charges, compared to $152.6 million from the corresponding prior year quarter, an increase of $3.3 million, or 2%.  Our sales revenues for the third quarter of 2005 were $40.9 million compared to $26.7 million in the corresponding prior year quarter, an increase of $14.2 million, or 53%.

Gross Profit Analysis

Gross profit of $78.1 million for the quarter ended September 30, 2005 increased $1.8 million as compared to the corresponding period in 2004, due to a $2.6 million increase in sales revenue margins offset by a $0.8 million decrease in service revenue gross margins. Gross margins were 40% in the third quarter of 2005 and 43% in in the third quarter of 2004.  Gross margins were adversely impacted in the quarter by $2.2 million of unusual charges in the Lottery Group and $0.8 million of unusual charges in the racing businesses. Excluding the unusual charges, total gross margins would have been 41%, with service margins remaining constant at 45% and sales margins decreasing from 31% in 2004 to 29% in 2005. This decrease in sales margins reflects a change in the mix of products sold.

Expense Analysis

Selling, general and administrative expenses of $31.5 million for the quarter ended September 30, 2005 were $8.2 million higher than in the corresponding period in 2004. This increase was due to $4.3 million of unusual charges in the Pari-mutuel Group and $3.9 million relating to increased compensation, professional fees and marketing costs in the Lottery Group and the addition of Honsel from the beginning of fiscal year 2005.

Depreciation and amortization expense, including amortization of service contract software, of $17.1 million for the quarter ended September 30, 2005 increased $2.0 million from the corresponding period in 2004.  The increase is attributable to the addition of new lottery contracts, including Colorado and Puerto Rico. Interest expense of $7.1 million for the quarter ended September 30, 2005, including a charge of $0.5 million for the premium paid in connection with the redemption of our remaining 12 ½% Senior Subordinated Notes, decreased $0.6 million from 2004, primarily reflecting the benefits of the debt restructuring that we completed in December 2004.

Income Tax Expense

Income tax expense of $5.3 million for the quarter ended September 30, 2005 decreased $4.3 million from the corresponding quarter in 2004, due to lower tax rates applicable to our operations outside of the United States, additional research and development credit refunds and the tax benefit of the debt restructuring completed in 2004. The effective tax rate for the quarters ended September 30, 2005 and 2004 was 21.7% and 31.0%, respectively.

Segment Overview

Lottery Group

For the quarter ended September 30, 2005, operating revenues for the Lottery Group were $146.5 million compared to $125.5 million in the corresponding prior year quarter, an increase of $21.0 million, or 17%. In the third quarter of 2005, Lottery Group service revenues were $121.4 million compared to $116.5 million in the corresponding prior year quarter, an increase of $4.9 million, or 4%. This increase results primarily from continued strong sales of instant lottery tickets, licensed game properties and the addition of the Colorado and Puerto Rico lotteries.  If we exclude Florida online revenues from the third quarter of 2004 and exclude the $1.4 million of unusual charges from the third quarter of 2005, the Lottery Group services revenues would have increased 12% for the three months ended September 30, 2005 as compared to the corresponding period in 2004.

The Lottery Group sales revenues for the quarter ended September 30, 2005 were $25.0 million compared to the corresponding prior year quarter of $9.0 million, an increase of $16.0 million, or 177%.  The increase was primarily due to the addition of Honsel from the beginning of fiscal year 2005 and the sale of lottery terminals to existing lottery customers.

Gross profit of $64.5 million for the quarter ended September 30, 2005 increased $6.3 million as compared to the corresponding period in 2004, reflecting a $3.5 million improvement in service margins and a $2.8 million improvement in sales margins. Excluding  $2.2 million of unusual charges relating to manufacturing defects in instant tickets shipped to customers during the third quarter of 2005, Lottery Group gross profit for the third quarter of 2005 would have increased $8.6 million as compared to the corresponding prior year period.  These increases were primarily due to continued strong sales of instant lottery tickets and licensed game properties during the third quarter of 2005 and to the addition of Honsel from the beginning of fiscal year 2005, coupled with higher terminal sales.

Selling, general and administrative expenses of $16.6 million for the quarter ended September 30, 2005 were $3.9 million higher than in the corresponding period in 2004. The increase was primarily due to increased compensation, professional fees, marketing costs and the addition of Honsel from the beginning of fiscal year 2005.

Pari-mutuel Group

For the quarter ended September 30, 2005, operating revenues for the Pari-mutuel Group were $20.9 million compared to $21.0 million in the corresponding prior year quarter, a decrease of $0.1 million. In the third quarter of 2005, Pari-mutuel Group service revenue was $18.6 million compared to $20.6 million in the corresponding period in the prior year, a decrease of $2.0 million, or 10%.  The decrease reflects continued lower wagering, which we expect may continue for the remainder of the year, and the loss of the New York Racing Association (“NYRA”) contract.

The Pari-mutuel Group sales revenues for the third quarter of 2005 were $2.3 million compared to the corresponding prior year quarter of $0.4 million, an increase of $1.9 million. The increase was primarily due to a higher level of system sales in Europe in 2005.

Gross profit of $6.2 million for the quarter ended September 30, 2005 decreased $3.4 million as compared to the corresponding period in 2004. Approximately $0.4 million of this decrease relates to the consolidation of 17 North American computer operations into two state-of-the art data centers and the integration of four European racing operations into our headquarters in Essen, Germany. The balance of the decrease is attributable to the effects of lower wagering and the loss of the NYRA contract.

Selling, general and administrative expenses of $5.7 million for the quarter ended September 30, 2005 were $3.7 million higher than in the corresponding period in 2004. This increase is attributable to a 4.3 million charge in the quarter for restructuring costs and to discontinue certain unprofitable racing-related business in Latin America, Eastern Europe and Africa.

Venue Management Group

For the quarter ended September 30, 2005, operating revenues for the Venue Management Group were $15.9 million compared to $15.6 million in the corresponding prior year quarter, an increase of $0.3 million, or 2%.   The increase was primarily due to non-wagering service revenues, as the addition of wagering in Maine offset lower wagering in Connecticut and the Netherlands. We expect the trend toward reduced wagering may continue for the balance of the year.

Gross profit of $3.4 million for the quarter ended September 30, 2005 decreased $0.9 million as compared to the corresponding period in 2004, due primarily to a $0.4 million restructuring charge for the Netherlands operations combined with higher communication and other operating costs.

Selling, general and administrative expenses of $0.8 million for the quarter ended September 30, 2005 were unchanged from the corresponding period in 2004.

Telecommunications Products Group

For the quarter ended September 30, 2005, operating revenues for the Telecommunications Products Group were $13.6 million compared to $17.3 million in the corresponding prior year quarter, a decrease of $3.7 million, or 21%.   The decrease was primarily due to lower sales volume.

Gross profit of $4.1 million for the quarter ended September 30, 2005 decreased $0.2 million as compared to the corresponding period in 2004, due to lower sales volume offset by lower production costs. As a result of the lower production costs, gross margins improved from 25% in 2004 to 30% in 2005.

Selling, general and administrative expenses of $1.3 million for the quarter ended September 30, 2005 were down $0.2 million from $1.5 million in the corresponding period in 2004.

Results of Operations:

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Overview

Revenue Analysis

For the nine months ended September 30, 2005, total revenue was $578.8 million compared to $542.9 million in the corresponding prior year period, an increase of $35.9 million, or 7%.  In the first nine months of 2005, our services revenue was $472.5 million, after a reduction of $1.4 million for unusual charges, compared to $441.8 million from the corresponding prior year period, an increase of $30.7 million, or 7%.  Our sales revenue for the first nine months of 2005 was $106.3 million compared to the corresponding prior year period of $101.1 million, an increase of $5.2 million, or 5%.

Gross Profit Analysis

Gross profit of $238.1 million for the nine months ended September 30, 2005 increased $6.2 million as compared to the corresponding period in 2004, due to a $7.0 million increase in service revenue margins offset by a $0.8 million decrease in sales revenue gross margins. Gross margins were 41% in the first nine months of 2005 and 43% in the first nine months of 2004. Gross margins were adversely impacted in the third quarter of 2005 by $2.2 million of unusual charges in the Lottery Group and $0.8 million of unusual charges in the racing businesses. Excluding these charges, total gross margins in the first nine months of 2005 would have been 42%, with service margins decreasing from 45% in the first nine months of 2004 to 44% in the first nine months of 2005 and sales margins decreasing from 31% in the first nine months of 2004 to 29% in the first nine months of 2005. This decrease in sales margins reflects a change in the mix of products sold.

Expense Analysis

Selling, general and administrative expenses of $84.9 million for the nine months ended September 30, 2005 were $7.3 million higher than in the corresponding period in 2004.  This increase was due to $4.3 million of unusual charges in the Pari-mutuel Group and $3.0 million relating to increased compensation, professional fees and marketing costs and the addition of Honsel from the beginning of fiscal year 2005.

Depreciation and amortization expense, including amortization of service contract software, of $48.7 million for the nine months ended September 30, 2005 increased $3.0 million from the corresponding period in 2004.  The increase is attributable to the addition of new lottery contracts, including Colorado and Puerto Rico. Interest expense of $20.4 million for the nine months ended September 30, 2005 decreased $2.5 million from the corresponding period in 2004, primarily reflecting the benefits of the debt restructuring completed in December 2004.  Included in interest expense in the nine months ended September 30, 2005 is a $0.5 million premium paid in connection with the redemption in the third quarter of 2005 of our remaining 12 ½% Senior Subordinated Notes.

Income Tax Expense

Income tax expense of $24.0 million for the nine months ended September 30, 2005 decreased $3.9 million from the corresponding period in 2004. The effective tax rate for the nine months ended September 30, 2005 decreased to 27.0% from 31.3% for the corresponding period in 2004.  The tax provision for the nine months ended September 30, 2005 was determined using our estimated annual effective tax rate, which was less than the United States statutory rate due to lower tax rates applicable to our operations outside of the United States, additional research and development credit refunds and the tax benefit of the debt restructuring completed in 2004.

Segment Overview

Lottery Group

For the nine months ended September 30, 2005, total revenue for the Lottery Group was $429.3 million compared to $387.9 million in the corresponding period in the prior year, an increase of $41.4 million, or 11%. In the nine months ended September 30, 2005, the Lottery Group service revenue was $371.1 million compared to $333.5 million in the corresponding period in the prior year, an increase of $37.6 million, or 11%.  The increase was due primarily to continued strong sales of instant lottery tickets, licensed game properties and the addition of the Colorado lottery contract, which began in May 2005, partially offset by the $1.4 million defective ticket charge in the third quarter of 2005 and the loss of approximately $21.2 million of revenues on the Florida lottery contract, which ended in January 2005.

The Lottery Group sales revenue for the nine months ended September 30, 2005, was $58.1 million compared to $54.4 million in the corresponding period in the prior year, an increase of $3.7 million, or 7%.  The increase was primarily due to the addition of Honsel from the beginning of fiscal year 2005 offset by lower sales of lottery terminals and systems.

Gross profit for the Lottery Group of $195.7 million for the nine months ended September 30, 2005 increased $16.7 million as compared to the corresponding period in 2004, reflecting a $18.3 million improvement in service margins and a $1.6 million decrease in sales margins. Excluding the $2.2 million of unusual charges relating to manufacturing defects in instant tickets shipped to customers during the third quarter of 2005, service margins would have increased $20.5 million as a result of continued strong sales of instant lottery tickets and licensed game properties. The decrease in sales gross profits in 2005 was primarily attributable to the mix of products sold, partially offset by the addition of Honsel from the beginning of fiscal 2005.

Selling, general and administrative expenses of $46.1 million for the nine months ended September 30, 2005 were $0.6 million higher than in the corresponding period in 2004. The increase was primarily due to the addition of Honsel from the beginning of fiscal year 2005, partially offset by decreased compensation, professional fees, and marketing costs.

Pari-Mutuel Group

For the nine months ended September 30, 2005, total revenue for the Pari-mutuel Group was $61.3 million compared to $63.8 million in the corresponding period in the prior year, a decrease of $2.5 million, or 4%. Pari-mutuel Group service revenue for the first nine months of 2005 was $55.1 million compared to $60.9 million from the corresponding period in the prior year, a decrease of $5.8 million, or 10%.  The decrease reflects lower wagering and the loss of the NYRA contract. We expect the trend toward reduced wagering may continue through the end of the year.

The Pari-mutuel Group sales revenue for the nine months ended September 30, 2005 was $6.2 million compared to the corresponding period in the prior year an increase of $3.3 million, or 116%.  The increase was due to a higher number of system sales in Europe in 2005.

Gross profit of $20.3 million for the nine months ended September 30, 2005 decreased $8.5 million as compared to the corresponding period in 2004. Of this decrease, $0.4 million relates to the consolidation of 17 North American computer operations into two state-of-the art data centers and the integration of four European racing operations into our headquarters in Essen, Germany.

The balance of the decrease is primarily attributable to the effects of lower wagering, the loss of the NYRA contract, and higher operating costs.

Selling, general and administrative expenses of $11.2 million for the nine months ended September 30, 2005 were $5.4 million higher than in the corresponding period in 2004.  Of this increase, $4.3 million is attributable to the unusual charge in the third quarter of 2005 related to restructuring costs and the discontinuance of certain unprofitable racing-related business in Latin America, Eastern Europe and Africa. The balance of the increase is attributable to higher compensation, professional fees and marketing costs.

Venue Management Group

For the nine months ended September 30, 2005, total revenue for the Venue Management Group was $46.3 million compared to $47.4 million in the corresponding period in the prior year, a decrease of $1.1 million, or 2%.   The decrease was primarily due to lower Handle in the Netherlands and in Connecticut, in part due to a smoking ban instituted in the state of Connecticut in the second quarter of 2004, offset slightly by the addition of the Maine OTB operation and higher non-wagering services. We believe the trend toward reduced wagering may continue through the balance of the 2005.

Gross profit of $10.5 million for the nine months ended September 30, 2005 decreased $2.7 million as compared to the corresponding period in 2004, due to a $0.4 million restructuring charge for the Netherlands in the third quarter, combined with increased communication and operating costs.

Selling, general and administrative expenses of $2.3 million for the nine months ended September 30, 2005 decreased $0.6 million as compared to the corresponding period in 2004 as the result of cost reduction measures taken in 2005.

Telecommunications Products Group

For the nine months ended September 30, 2005, total revenue for the Telecommunications Products Group was $42.0 million compared to $43.8 million in the corresponding period in the prior year, a decrease of $1.8 million, or 4%.   The decrease was primarily due to lower sales volume.

Gross profit of $11.6 million for the nine months ended September 30, 2005 increased $0.7 million as compared to the corresponding period in 2004, due primarily to cost reductions in production being partially offset by lower sales volume.

Selling, general and administrative expenses of $4.2 million for the nine months ended September 30, 2005 decreased $0.2 million from $4.4 million in the corresponding period in 2004, due to cost reduction measures taken in 2005.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our 2004 Annual Report on Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective, or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include revenue recognition, including revenue from lottery and pari-mutuel software and/or system sales contracts, which is recognized on the percentage of completion method of accounting, capitalization of software development costs, evaluation of the recoverability of assets, the assessment of litigation and contingencies, accounting for stock-based compensation, accounting for derivative instruments and hedging activities, and accounting for income and other taxes. Actual results could differ from estimates.

Liquidity, Capital Resources and Working Capital

As of September 30, 2005, our senior secured credit facility (the “2004 Facility”) consisted of a $250.0 million revolving credit facility due 2009 and a $99.3 million Term Loan B due 2009. The 2004 Facility contains certain financial covenants, which are described below. At September 30, 2005, approximately 18% of our debt, representing approximately $103.7 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our unhedged variable rate debt would result in a change of approximately $0.1 million per year in our interest expense assuming no change in our outstanding borrowings.

Our financing arrangements as of September 30, 2005 impose certain limitations on our and our subsidiaries’ operations.

The credit agreement governing the 2004 Facility (the “2004 Credit Agreement”) contains certain covenants that, among other things, limit our ability, and the ability of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, and create certain liens and other encumbrances on assets.  Additionally, the 2004 Credit Agreement contains the following financial covenants, which are computed quarterly on a rolling four-quarter basis as applicable:

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

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain adjustments, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for us and our subsidiaries in accordance with GAAP. Although we were in compliance with our loan covenants at September 30, 2005 and expect to continue to remain in compliance over the next 12 months, no assurances can be provided that we will be able to do so or that we will be able to continue to meet the covenant requirements beyond 12 months.

At September 30, 2005, we had outstanding letters of credit of $31.1 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $218.9 million as compared to $199.9 million at December 31, 2004. Our ability to borrow under the 2004 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants. Presently we have not sought and, therefore, do not have any other financing commitments.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations.

In August 2005, we paid cash of $8.1 million, including a $0.5 million redemption premium, to redeem all of the remaining 12 ½% Senior Subordinated Notes due 2010.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. Once operational, long-term service contracts have been accretive to our operating cash flow.  The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

At September 30, 2005, our available cash, short-term investments and borrowing capacity totaled $274.4 million compared to $318.6 million at December 31, 2004. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The decrease in our available cash from the December 31, 2004 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2005 of $148.8 million, offset by wagering and other capital expenditures and other investing activities totaling $112.9 million, acquisition related payments of $24.8 million and $29.1 million of payments on long-term debt.  The $148.8 million of net cash provided by operating activities is derived from $133.2 million of net cash provided by operations coupled with $15.6 million provided by changes in working capital. The working capital changes occurred principally from decreases in short-term investments, along with increases in accounts payable, offset by increases in accounts receivable, inventories, other current assets and decreases in accrued liabilities. Capital expenditures of $14.4 million in the nine months ended September 30, 2005 are lower than similar expenditures totaling $17.1 million in the corresponding period in 2004. Wagering system expenditures, including software expenditures, totaled $83.7 million in the nine months ended September 30, 2005, compared to $45.9 million in the corresponding period in 2004. This increase is primarily due to the new lottery contracts in Puerto Rico, Spain, Oklahoma and Colorado. Cash flow from financing activities principally reflects the repayments of borrowings under the 2004 Facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under the 2004 Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Further, the terms of the indenture governing the Convertible Debentures give holders the right to convert the Convertible Debentures when the market price of our Class A Common Stock exceeds a defined target market price.  The terms of such indenture require us to pay cash for the face amount of the Convertible Debentures which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by our issuance of additional shares of our Class A Common Stock.  We cannot offer any assurance that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we offer any assurance that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).   SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance requires measurement and recognition of compensation expense based on the grant-date fair value of the entity’s equity instruments (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  SFAS 123(R) allows for two different methods of transition, the modified prospective and modified retrospective.  We are currently evaluating consolidated financial statement impact of the two methods of transition, as well as a valuation technique to adopt for estimating fair value. SFAS 123(R) is effective as of the first interim period or annual reporting period that begins after June 15, 2005.  In April 2005, the Securities and Exchange Commission (the “SEC”) amended the compliance date of SFAS 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of their next reporting period, that begins after June 15, 2005.   We intend to adopt SFAS 123(R) in the first quarter of 2006.

In March 2005, the United States Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”).  SAB 107 provides for the SEC staff’s position regarding the implementation of SFAS 123(R).  SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s view regarding the valuation of share-based payment transactions.  We will evaluate the provisions of SAB 107 and incorporate the guidance in association with our adoption of SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. To enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We currently believe that adoption of the provisions of SFAS No. 154 will not have a material impact on our financial statements.

In July 2005, the FASB issued FASB Staff Position No. APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method In Accordance with APB Opinion No. 18 upon loss of Significant Influence” (“APB 18”).  APB 18 requires that an investor’s proportionate share or an investee’s equity adjustments for other comprehensive income should be offset against the carrying value of the investment at the time significant influence is lost.  APB 18 is effective as of the first reporting period beginning after July 12, 2005.  We are currently evaluating the impact of APB 18 on our financial statements.

Recent Developments

On October 21, 2005, we announced that we had been awarded a contract with Lotterie-Treuhandgesellschaft mbH Hessen, the state lottery of Hessen, Germany, to supply instant lottery tickets and other lottery services.  The contract begins February 1, 2006, and will run for five years, with options to extend for additional two-year increments.  We will handle the manufacturing and distribution of instant tickets throughout Hessen, including shipping, warehousing, telemarketing, retailer recruitment and will advise on game design and marketing issues.

On October 20, 2005, we announced that we had been awarded the online lottery contract to supply a new range of lottery management services and equipment to the Maryland Lottery.  The contract has an initial term of five years, expiring in June of 2011, and provides for a single five-year extension. The contract was awarded after a competitive request for proposal process, and is valued at approximately $81 million over its initial five-year term.

On October 10, 2005, we announced that we had been awarded two contracts with Toto-Lotto Niedersachsen GmbH, one to supply instant lottery tickets and the other for distribution and consulting services.   The two contracts begin March 1, 2006 and will run for five years with options to extend for additional two-year increments.

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

Additionally, as a result of the diversity of our customer base, we do not consider ourselves exposed to concentration of credit risks. These risks are further minimized by setting credit limits, ongoing monitoring of customer account balances, and assessing customers’ financial strengths.

Inflation has not had an abnormal or unanticipated effect on our operations. Inflationary pressures would be significant to our business if raw materials used for instant lottery ticket production, prepaid phone card production or terminal manufacturing are significantly affected. Available supply from the paper and electronics industries tends to fluctuate, and prices may be affected by supply.

For fiscal 2004 and the first nine months of 2005, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2005, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2005, approximately 82% of our debt was in fixed rate instruments. We consider the fair value of all financial instruments to be not materially different from their carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate

September 30, 2005

(dollars in thousands)

	Twelve Months Ended September 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Long-term debt:
Fixed interest rate	$1,025	954	632	488	113	475,237	478,449	524,453
Interest rate	4.99%	5.00%	5.00%	4.71%	4.98%	3.07%	3.08%
Variable interest rate	$5,266	1,190	1,000	1,000	95,250	—	103,706	104,450
Average interest rate	5.98%	5.63%	5.60%	5.60%	5.60%	—	5.62%

In 2003, we entered into derivative contracts to hedge part of our foreign currency exposure with respect to future cash receipts under our contract with the Ontario Lottery Commission. These instruments, which had been designated as cash flow hedges, were all settled during the three months ended March 31, 2004, and we recorded a credit to other comprehensive income of $1.1 million for the change in the fair value of these foreign exchange instruments prior to settlement.

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Ireland, France, Austria and Chile. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in foreign currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Although we believe we have substaintially addressed the previously identified material weakness through the change in the design of our internal controls over financial reporting, such changes have not been in effect for a sufficient period of time to allow for testing and validation. Therefore, we continue to identify that we had a material weakness in the design of internal controls over financial reporting.

We are in the process of remediating this weakness. Subsequent to December 31, 2004, we changed the design of internal controls over non-routine and complex accounting matters through the re-assignment of responsibilities for certain accounting personnel, the identification of an outside resource at a recognized professional services company that we can consult with on complex issues, the formation of two internal management accounting committees, comprised of financial managers from each division of certain of our significant subsidiaries and other senior corporate accounting staff, which are responsible for reviewing all non-routine and complex accounting matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine and complex accounting matters with our registered independent public accountants. We believe we have substantially addressed the identified weakness through the change in the design of our internal controls and, subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2005.  We are continuing to evaluate additional controls and procedures which we can implement and may add additional accounting personnel during fiscal 2005 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.

There was no material change in our internal control over financial reporting in the quarter ended September 30, 2005.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Nine Months Ended September 30, 2005

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings

We have been advised that in early November 2005, the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by our subsidiary Scientific Games International, Inc. and one of its employees.  We are cooperating with the investigation and, while no assurance can be given, believe that the inquiry will conclude that we did not engage in any wrongdoing.

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

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibits

10.1	Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ DeWayne E. Laird
	Name:	DeWayne E. Laird
	Title:	Vice President and Chief Financial Officer
(principal financial and accounting officer)

Dated:	November 9, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.