Form 10-K
period 2005-12-31
SCIENTIFIC GAMES CORP
filed 2006-03-17
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.  Yes☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2005 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,726,074,930.(1)

Common shares outstanding as of March 15, 2006 were 90,668,961

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders	Part III

(1)           For this purpose only, “non-affiliates” excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 135

PART I
FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Form 10-K are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

•       an inability to complete the EssNet AB or Global Draw LTD acquisitions or to engage in future acquisitions;

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

ITEM 1.                BUSINESS

Unless the context indicates otherwise, all references to the words “Scientific Games,” “we,” “our,” “ours,” “us” and the “Company” refer to Scientific Games Corporation and its consolidated subsidiaries. “International” refers to non-United States jurisdictions. “Online” lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. “OTB” refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut) and Autotote Nederland B.V. (in the Netherlands). “Handle” is an industry term for dollars wagered.

Overview

Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading worldwide provider of services, systems and products to both the lottery and pari-mutuel wagering industries based on revenues. We believe we offer our customers the widest array of some of the most technologically advanced products and services in each of these industries. We also believe that we are the world’s only fully integrated lottery service provider, offering lottery authorities online lottery systems, instant tickets and related facilities management, or cooperative services, programs, which effectively enable such authorities to outsource all of their instant ticket lottery operations to us. We report our operations in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

Lottery Group (75% of 2005 revenue)

We are a global marketing and technology leader in the lottery industry with over 120 national and international customers, including many of the world’s highest revenue-producing lotteries. We offer online, instant and video lottery products, integrated systems and services including instant tickets, licensed brand games, entertainment-based promotions, online and instant ticket validation systems and terminals, cooperative services and innovative ticket vending systems.

Our instant ticket and related services business is the industry leader in the United States. Our instant ticket customers include 31 of the 42 U.S. jurisdictions (including the District of Columbia) that currently sell instant lottery tickets, and we have sold instant tickets and related services to lotteries in over 50 other countries. Instant ticket and related services includes ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, inventory management and warehousing and fulfillment services. In 2004, we expanded our cooperative services program to include the provision of such services to Consorzio Lotterie Nazionali, in Italy, which began operations in 2004. In 2005, we increased our international presence following our December 2004 acquisition of Printpool Honsel GmbH (“Honsel”) by expanding our operations in Germany with the addition of new contracts for Toto-Lotto Niedersachsen GmbH and Lotterie-Treuhandgesellschaft mbH. We also provide lotteries with over 100 different game brands, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour ® and The World Series of Poker®. We believe that our innovative products will allow lotteries to increase retail sales of instant tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Instant tickets and related services accounted for approximately 48% of the revenue of our Lottery Group for the 2005 fiscal year.

Our lottery systems business primarily includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance for these products. In the United States, we typically provide the necessary equipment, software and maintenance services pursuant to long-term contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of all dollars wagered on lottery tickets. Our U.S. systems contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell terminals and systems to lottery authorities and provide ongoing fee-based support under long-term contracts. We have contracts to operate online lottery systems for 17 of the 44 U.S. jurisdictions (including the District of Columbia and Puerto Rico) that operate online lotteries and we believe we are the second largest online lottery provider in Europe.

Pari-mutuel Group (10% of 2005 revenue)

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

We believe our systems processed 50% of the estimated $19 billion in pari-mutuel wagering conducted on racing in North America in 2005. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a percentage of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group (8% of 2005 revenue)

We have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut (with the exception of OTB operations at two greyhound racetracks and the Mohegan Sun and Foxwoods casinos), subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at six locations, and telephone account wagering for customers in 25 states. Our weighted average commission, based on dollars wagered, for our Connecticut OTB operations is approximately 21%. We have recently expanded our off-track pari-mutuel wagering group outside of Connecticut by acquiring a simulcast OTB facility located in Waterville, Maine. We also provide facilities management services to five licensed wagering operators.

We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 2008. We currently conduct operations in 28 OTB locations and four racetracks throughout the Netherlands. Our weighted average commission, based on dollars wagered, for our Dutch operations is approximately 30%.

Telecommunications Products Group (7% of 2005 revenue)

We are a worldwide leading manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

Prepaid phone cards utilize the secure process employed by us in the production of instant lottery tickets which helps ensure the integrity and reliability of the product. We believe we are the largest supplier of paper-based prepaid phone cards in the world. Our office locations now include United Kingdom, Malaysia, Hong Kong, India, Ivory Coast, Turkey, Egypt and the Ukraine.

Recent Developments

On January 23, 2006 we announced that we had signed a non-binding letter of intent to purchase The Global Draw LTD (“Global Draw”) and certain related companies. In the United Kingdom, Global Draw is a leading supplier of fixed odds betting terminals and systems, and interactive sports betting systems. Global Draw is beginning to extend its central determination, fixed odds system to meet the needs of European video lottery markets. The nonbinding letter of intent specifies an upfront purchase price of approximately $183 million, plus an earn-out which will be paid to the selling shareholder and existing management team depending on the future financial performance of the business. The acquisition is expected to close within the first six months of 2006. We expect to finance the acquisition through a combination of borrowings under our existing revolving credit facility and new debt. The potential transaction is subject to the execution of a binding definitive agreement, and other conditions.

On January 20, 2006, we signed an agreement to acquire substantially all of the online lottery assets and all technology and intellectual property pertaining to the online lottery business of the Swedish firm EssNet AB (“EssNet”) for $60 million. EssNet specializes in online lottery systems and terminals to run numbers games, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lotteries of Hungary and Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries. The sale is subject to certain closing conditions including regulatory and customer approvals, purchase price adjustments, and other specified conditions. We will finance the purchase under our existing $250 million revolving credit facility.

Industry Overview

Lottery Market

Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 44 U.S. jurisdictions (including the District of Columbia and Puerto Rico) sell instant and/or online lottery tickets. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant ticket, online and traditional draw-type lotteries. An instant ticket lottery is typically played by removing a coating from a preprinted ticket to determine whether it is a winner. Online lotteries, such as Powerball®, are based on a random selection of a series of numbers. Online lottery prizes are generally based on the number of winners who share the prize pool, although fixed prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. Internationally, the older form of traditional draw-type lottery games, in which players purchase tickets which are manually processed for a future drawing for prizes of a fixed amount, is a popular form of play. In addition, lotteries may offer keno, video lottery, sports and other lottery games. Quick draw keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of online lottery systems. There are video lotteries played on video lottery terminals (“VLTs”), featuring “line-up” and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a system different from an online system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

Based on industry information, through December 31, 2005, U.S. online lottery retail sales totaled approximately $21.3 billion, and 2005 U.S. instant ticket lottery sales totaled approximately $27.6 billion. The U.S. instant ticket market grew at a compound annual growth rate of 8% from 1995 to 2005. Based on industry information, we estimate that 2005 international online lottery retail sales totaled approximately $99.3 billion and that 2005 international instant ticket lottery sales totaled approximately $37.8 billion. Industry data indicates that in the U.S. instant ticket retail sales have been growing faster than online games because of “instant” rewards rather than the delayed rewards of online games with periodic or weekly drawings.

U.S. Instant Ticket and Online Lottery Sales

Source: LaFleur’s World Lottery Almanac

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

Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering was approximately $19 billion in 2005, down from approximately $20 billion in 2000. We believe the decline in North American pari-mutuel Handle during this period is primarily due to competition from other gaming activities such as casinos, lotteries and on-line gambling and competition from other forms of individual and family entertainment such as movies, restaurants and the internet.

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

In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events, facilitating virtually around the clock wagering, year-round. Increases in remote Handle have helped to offset the decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 88% in 2005.

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

Operational Overview

Lottery Group

Our Lottery Group provides instant lottery tickets and related services and lottery systems.

Instant Ticket and Related Services.   In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic and foreign lottery jurisdictions and commercial customers. We presently have contracts with 31 of the 42 U.S. jurisdictions, including the District of Columbia, that currently sell instant lottery tickets. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In addition, we have sold instant lottery tickets to customers in over 50 countries internationally. In 2004 and 2005, we sold approximately 15.9 billion and 18.4 billion, respectively, 2 x 4 inch equivalent instant tickets, of which approximately 18% and 21%, respectively, were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

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

We offer licensed properties and products to generate interest in lottery games as a means of increasing sales. Our product offerings include themed instant games such as Betty Boop™, The Pink Panther™, I Love Lucy®, Harley-Davidson®, Hasbro® and Wheel of Fortune® to name a few.  Also, associated with licensed properties is the service of supplying lotteries with branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. Popular brands offered as non-cash prizes for lottery players are Corvette®, Ford Mustang and F-150 Trucks. Our licensed properties encompass classic brands such as, Jeopardy!®, Popeye™ and Dick Tracy™ as well as capitalizing on the latest opportunities such as, World Poker Tour®, World Series of Poker® and The Apprentice™. Lastly, our licensed properties include popular professional sports such as National Basketball Association® and NASCAR®.

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

We have contracts for cooperative services with the U.S. jurisdictions of Arizona, Delaware, District of Columbia, Florida, Georgia, Ohio, Maine, Oklahoma, Pennsylvania, South Carolina and Tennessee. Under such contracts, we are typically paid a percentage of the lottery authority’s total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered.

Through the acquisition of Honsel in December 2004, we have been able to expand our cooperative service style service offering to Europe. In 2005 we were awarded two contracts with Toto-Lotto Niedersachsen GmbH and one contract with Lotterie-Treuhandgesellschaft mbH Hessen, the state lottery of Hessen, Germany, to supply instant lottery tickets and the other lottery services.

We also applied our cooperative service programs in Italy as a member of  Consorzio Lotterie Nazionali, a consortium consisting principally of ourselves, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, we will be the exclusive supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The consortium’s contract commenced in mid-2004 and sales have continued to improve from approximately 4 million tickets per week at the start to approximately 60 million per week currently, an overall improvement of 1,400%.

Lottery Systems.   We are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately-operated lotteries in the U.S. and internationally. This business includes the sale of online systems, instant ticket validation systems and terminals. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales, often from different vendors. We have contracts to operate online lottery systems for 17 of the 44 U.S. jurisdictions (including the District of Columbia and Puerto Rico) that operate online lotteries and we believe we are the second largest online lottery provider in Europe.

Our lottery systems utilize proprietary technology that facilitates high speed processing of online wagers as well as validation of winning online and instant play tickets. Our lottery business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation and online lottery games, point-of-sale terminal hardware which connects to these systems, central site computers and communication hardware which run these systems, and on-going operation support and maintenance services. We also provide software, hardware and support for sports betting systems, video lottery systems and operation of credit card processing systems for non-lottery customers.

Internationally, we have lottery systems operating in Australia, Austria, Canada, China, Dominican Republic, France, Germany, Iceland, Italy, the Netherlands, Peru, Philippines, Puerto Rico, South Korea, and Switzerland.

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

United States Lottery Contracts

The table below lists the U.S. lottery contracts for which we had executed agreements as of March 1, 2006 and certain information with respect thereto. We are the exclusive provider of systems in all contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2005* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$219.7	ITRS	January 2003	January 2008	2 one-year
California	1,719.6	ITRS	July 2005	June 2009	4 one-year
Colorado	282.7	ITRS	December 2005	November. 2007	3 one-year
Colorado	134.3	Online	April 2005	October 2012	1 two-year
Connecticut	592.3	ITRS	August 2002	August 2006	1 one-year
Connecticut	340.6	Online	May 1998	May 2008	None
Delaware	28.7	ITRS	November 2005	November 2008	3 one-year
Delaware	85.4	Online & Video	September 2001	February 2010	5 one-year
District of Columbia	36.4	ITRS	August 2005	August 2010	2 one-year
Florida	1,911.7	ITRS	April 1997	September 2008	None
Georgia	1,841.1	ITRS	September 2003	September 2010	None
Illinois	907.1	ITRS	December 2005	December 2008	2 one-year
Indiana (2)	490.2	ITRS	January 2002	January 2009	None
Indiana	250.0	Online	January 1999	August 2009	None
Iowa	78.6	Online	July 2001	June 2010	1 one-year
Iowa (2)	126.6	ITRS	January 2005	December 2006	3 one-year
Kentucky (2)	409.3	ITRS	September 2002	September 2009	None
Louisiana	104.1	ITRS	February 2005	October 2007	3 one-year
Maine	57.4	Online	July 2001	June 2011	None
Maine	151.9	ITRS	July 2001	June 2011	None
Maine	N/A	Video	February 2005	February 2010	1 five-year
Maryland (4)	1,101.4	Online	December 2005	July 2011	1 five-year
Massachusetts (2)	3,142.3	ITRS	August 2004	August 2006	3 one-year
Minnesota (1)	253.4	ITRS	March 2005	February 2007	3 one-year
Missouri (2)	488.4	ITRS	April 2001	June 2007	None
Montana	22.8	Online	March 1999	March 2006	None
New Hampshire	66.6	Online	July 2000	June 2010	None
New Jersey (1)	1,066.1	ITRS	November 2001	October 2006	2 one-year
New Mexico	90.8	ITRS	March 2003	March 2007	3 one-year
New Mexico	NA	Video	December 2005	December 2013	None
New York (1)	3,025.0	ITRS	November 2001	November 2006	None
North Dakota	15.2	Online	March 2004	March 2012	2 one-year

Ohio	1,216.3	ITRS	July 2001	June 2007	None
Oklahoma (3).	N/A	ITRS	August 2005	August 2006	6 one-year
Oklahoma (3)	N/A	Online	August 2005	August 2006	6 one-year
Oregon (1) (2)	135.4	ITRS	May 2005	May 2008	3 one-year
Pennsylvania	1,317.0	ITRS	April 1997	April 2007	None
Pennsylvania	1,314.3	Online	February 1998	December 2008	None
South Carolina	578.8	ITRS	October 2001	October 2006	None
South Carolina	378.2	Online	January 2002	December 2008	None
South Dakota	16.5	ITRS	August 2005	August 2007	3 one-year
South Dakota	16.4	Online & Video	March 1999	August 2009	None
Tennessee	599.0	ITRS	January 2004	April 2011	None
Texas	2,268.5	ITRS	September 2004	August 2007	5 one-year
Vermont	21.4	Online	July 2000	June 2010	None
Vermont (5)	71.4	ITRS	February 2006	January 2008	2 one-year
Washington	294.7	ITRS	March 2000	March 2006	None
West Virginia	111.9	ITRS	February 2006	January 2009	2 one-year
West Virginia	140.9	Online	November 1999	July 2007	None
Wisconsin (2)	269.9	ITRS	July 2004	June 2006	3 one-year

(1)          Secondary instant ticket supplier in 2005. Recently awarded the primary contract in New York, expected to start May 2006, with an initial term of three years and two potential one-year extensions.

(2)          Pull-tab sales are included within instant ticket sales.

(3)          New lottery that began operations in 2005, sales commenced in October 2005 and November 2005 for instant and online tickets, respectively.

(4)          A new contract commences July 2006 and continues through July 2011, with an available five year extension.

(5)          New contract commencing in 2006.

*                    Fiscal 2005 is the year ended June 30, 2005, except for New York which is March 31, 2005; Texas which is August 31, 2005 and Michigan which is September 30, 2005.

**             ITRS= Instant ticket and related services.

**             Video = Video lottery service contract.

Pari-mutuel Group

We are a leading worldwide supplier of technologically advanced computerized wagering systems and related equipment. We also provide simulcasting and telecommunications services and telephone and internet account wagering.

North American Pari-mutuel Operations.   In 2005, we believe that our systems processed 50% of the estimated $19 billion in pari-mutuel wagering conducted on racing in North America. We typically provide, install and maintain the necessary pari-mutuel wagering systems and equipment for our North American pari-mutuel customers, and we also provide race simulcasting and telecommunications services, video gaming terminals, and telephone and internet account wagering systems.

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

Our pari-mutuel wagering system contracts typically have an initial term of five years. Our contracts contain certain warranties regarding implementation, operation, performance and reliability of our wagering systems relating to, among other things, data accuracy, repairs and validation procedures. The terms of our warranties vary from contract to contract. We also provide the operations, maintenance and supervisory personnel necessary to operate the pari-mutuel wagering system. We maintain ownership of the pari-mutuel wagering systems, which enables us to employ such equipment in more than one racetrack at different times during the year as most customers do not operate live wagering all year long.

We typically receive revenue for our services in North America as a varying percentage of Handle, generally ranging up to approximately 0.65% of the Handle on a particular event (with a weighted average of approximately 0.31% of the Handle), subject, in many instances, to minimum fees which are usually exceeded under normal operating conditions. Minimum fees under our service contracts are generally based on the number of days the facility operates, as well as other factors, including the type of system and number of terminals installed at the facility. In addition to the Handle-based fees and minimums, fees for extra equipment and services may be charged, particularly for new terminal models and equipment levels which exceed those originally contracted.

In addition, we may also receive an “interface fee” of 0.125% or 0.15% of Handle for combining wagers into the combined pools of host tracks whose systems we operate, depending on whether we or another vendor provides such wagering services.

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

Simulcasting.   We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai matches to racetracks, OTBs, jai alai frontons and casinos in North America and Europe. We simulcast racing events from over 60 racetracks and jai alai frontons to more than 185 racetracks and almost 1,100 OTBs throughout North America. We provide similar services in Europe, particularly in the Netherlands and Germany, where we service all 30 racetracks and more than 200 OTBs and bookmaker shops.

Simulcasting of races entails the encryption and transmission of an audio/video signal from one of our uplink trucks located at a racetrack to one of three satellite transponders we lease pursuant to long-term contracts, and the retransmission of this signal to other racetracks, OTBs and casinos, where the race signal is received and decoded for viewing. In general, we receive a daily event fee from the racetracks for up-linking the video and audio signals and a monthly fee from racetracks, OTBs and casinos for the signal sent to our decoders.

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

NASRIN®.   In conjunction with our 70% interest in a joint venture with Churchill Downs, Inc., we operate a national voice/data telecommunications network, known as the North American Simulcast Racing Information Network, or NASRIN®, that serves almost 225 racetracks and OTBs. NASRIN® securely transmits betting data at a fraction of the cost previously paid by the racetracks and other facilities, allowing racetracks and OTBs to expand their simulcast wagering opportunities. The system is designed to link all wagering locations in North America and to serve as a platform for future technology developments. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

Venue Management Group

We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 25 states. We also now hold one of five OTB licenses within the state of Maine. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, with four racetracks and 28 OTBs under a contract continuing through June 2008. Our revenues are based on a weighted average percentage of the Handle wagered at our OTB venues, which ranges from 21% to 32%. We also provide facilities management services to the five licensed wagering operators under five year contracts.

In Connecticut, approximately $200 million was wagered in fiscal 2005 on more than 80 U.S.-based thoroughbred, harness and greyhound racetracks and jai alai frontons at or through our facilities. Since we commenced operations in 1993, we have implemented product and service enhancements, including expanded simulcasting from across the country, common-pool wagering, seven day per week operations at nine locations and expanded telephone wagering. Our revenues are based on an allowed percentage of Handle wagered through the Connecticut OTB. The percentage of the total Handle, or commission, which we may receive, is determined by the track and or the state where the event is held and varies by type of wager. Our weighted average commission, based on Handle, for our Connecticut operations is approximately 21%. During the seven months we have operated the OTB located in Waterville Maine approximately $3.6 million has been wagered. We have implemented the same product and service enhancements to the Maine operation that we have had success with in Connecticut. We also provide an extension of our OTB services, including pari-mutuel wagering and simulcasting services, to the Mohegan Tribal Gaming Authority for its racebook located at the Mohegan Sun Casino in Uncasville, Connecticut which has just signed a new five year contract extension. We believe this racebook is a state-of-the-art facility which incorporates the latest wagering technology and the most advanced audio and video simulcasting signals. We have also entered into several similar agreements to provide the same simulcasting and pari-mutuel services with four other licensed wagering operators.

We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 30, 2008. We currently operate 28 OTBs throughout the Netherlands, four on-track OTBs, as well as at four tracks. Our weighted average commission, based on Handle, for our Dutch operations is approximately 30%.

Telecommunications Products Group

We are a leading manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. We believe that we provide approximately 25% of the fragmented European market for prepaid cellular phone cards and we believe we are the largest supplier of paper-based prepaid phone cards in the world. To deter fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We expect to participate in the anticipated continued growth in the cellular market. We sell our prepaid phone cards to phone companies for a per unit price.

For additional information concerning our business and geographic segments, see Note 18 to the Consolidated Financial Statements.

Contract Procurement

Lottery Group

Government operated lotteries in the U.S. typically operate under state-mandated public procurement regulations. See “Government Regulation”. Lotteries select an instant ticket or online supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, the quality of our personnel, our technical expertise and our manufacturing efficiency may give us many advantages relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

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

Venue Management Group

Our license to provide on-track and off-track services in the Netherlands extends through June 2008. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and the Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operations, as with our 2005 acquisition of the OTB in Maine, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

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

Intellectual Property

We have a number of U.S. and foreign patents that we consider, in the aggregate, to be of material importance to our business. Patents extend for varying periods of time according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. In the U.S., the term of a patent generally expires 20 years from the date of filing. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued, and patent applications currently pending, in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In our pari-mutuel business, our patent-pending systems and methods provide racing and wagering data and related information. Most of our material patents are not scheduled to expire until 2013 or later. Two of our early patents for scratch ticket construction are set to expire later this year, which will not have a material effect as later patents that we own encompass the technology that we currently use as a part of our scratch ticket manufacturing processes.

We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products, including Winner’s Choice™, Play Central™, Terra 2000®, SciScan Technology®, Aegis™, PROBE®, EXTREMA®, SGI-NET™, ECLIPSE™, NASRIN®, QUANTUM™, SAM®, STAN™, MAX®, TINY TIM®, On the Wire®, Autotote.com™ and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

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

From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard. Accordingly, we have filed a lawsuit against a competitor of ours alleging that it has infringed two of our patents. Otherwise we are not aware of any pending claims of infringement regarding our patents, trademarks or other intellectual property in any of our current businesses. We are also aware of pending claims against us in two separate matters alleging the infringement of a total of four third party patents as set forth in the Legal Proceedings discussion below.

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

Production Processes; Sources and Availability of Components

Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions which are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and therefore, should not be dependent on any particular supplier.

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

We normally have sufficient lead time between reaching an agreement to provide a lottery or pari-mutuel wagering system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet its requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors’ lead times and is also consistent with the needs of our customers.

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

We currently have three instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, or Pollard, Oberthur Gaming Technologies, or OGT, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., or Creative Games, a subsidiary of Canadian Bank Note Company, Ltd. We estimate that the retail sales value of our U.S. customer base was approximately 67% of total U.S. instant ticket retail sales in 2005. Except as permitted by the applicable provisions of the North American Free Trade Act with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, there are many lottery instant ticket vendors which compete with us including, among others, Pollard, OGT and Creative Games.

Our principal competitors in the U.S. online lottery systems business are Gtech Corporation (with approximately 72% of the U.S. market based on retail sales) and Intralot Technologies, Inc. or Intralot. Gtech Corporation is also our major competitor in the international online market along with Intralot, International Lottery and Totalizator Systems, Inc. and a few other companies.

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

Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc. and United Tote Company, a subsidiary of Youbet.com, Inc. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services to the racing industry. Current and future competitors in internet-based wagering include Youbet.com, Inc. and TVG.

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

Security

Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. We constantly assess the adequacy of our security systems to protect against any material loss to any of our customers. During 2004, we created the office of Vice President, Security and Compliance with responsibilities for overseeing our security systems and procedures.

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

Employees

As of December 31, 2005, we employed approximately 4,000 persons. Most of our U.S. pari-mutuel employees involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2009. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union. Our lottery employee groups are represented by two labor unions: our employees in Austria are represented by a Worker’s Council, which is typical of many European companies; and at the United Kingdom facility, approximately 250 employees are members of the Graphic Paper and Media Union.

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

We have developed and implemented an extensive internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is managed on a day-to-day basis by two full time compliance officers and is overseen by the Compliance Committee authorized by our Board of Directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

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

From time to time we retain governmental affairs representatives in various states of the U.S. to advise legislators and the public concerning our views on lottery legislation, to monitor such legislation and to advise us in our relations with lottery authorities. We also make campaign contributions to various state political parties and state political candidates. In connection with our efforts in North Carolina, in early November 2005, we were advised that the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by our subsidiary Scientific Games International, Inc. and one of its now former employees for alleged failure to timely register as a lobbyist. We are cooperating with the investigation and while no assurance can be given, we believe that the inquiry will conclude that we did not engage in any wrongdoing.

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

In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to casinos in Atlantic City, New Jersey, the subsidiary must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission has traditionally waived the qualification requirement for holders if their positions are not more than 20% of the issuer’s overall debt and not more than 50% of the specific debt issue.  There can be no assurance, however, that the Casino Commission will waive any qualification requirement for any holder.

The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our Class A common stock or instruments convertible into Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation’s equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10%, and upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division’s regulation. We have expanded the market for our “business-to-consumer” On the Wire® account wagering business through our Connecticut OTB to 25 states.

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

Video Gaming

Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games are known as video gaming machines (“VGMs”) or video lottery terminals (“VLTs”), depending on the jurisdiction.

Fifteen, U.S. states authorize wagering on VGMs or VLTs at state regulated and licensed facilities. Although some states currently restrict VGMs and VLTs to already existing wagering facilities, others permit these devices to be placed at bars, restaurants, and specific licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized their use. The expansion of video gaming represents a growing area in the entertainment industry.

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

We have entered into contracts in certain jurisdictions to provide services and equipment for the monitor and control of video gaming and may apply for all potential contracts in jurisdictions that may now or in the future require services that our resources provide. We cannot predict the nature of the regulatory schemes or the requirements that will be adopted in any of these jurisdictions, nor whether we or any of our subsidiaries will be selected as a service provider for the jurisdiction.

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

Nevada Regulatory Matters

We and certain of our 100%-owned subsidiaries are applicants or will be applicants for certain registrations, approvals, findings of suitability and licenses in the State of Nevada. Accordingly, set forth below is certain information required by Nevada law to be included herein.

The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada, the manufacture and distribution of associated equipment for use in Nevada, the operation of an off-track pari-mutuel wagering system in Nevada, the operation of an off-track pari-mutuel sports wagering system in Nevada and the operation of slot machine routes in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder, or the Nevada Act; and (ii) various local ordinances and regulations  (collectively Nevada gaming laws). Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various local, city and county regulatory agencies, collectively the Nevada gaming authorities.

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

We are an applicant for registration by the Nevada Gaming Commission as a publicly traded corporation and are or will be an applicant to be found suitable to own the stock, both directly and indirectly of various 100%-owned subsidiaries which are or will be applicants for approvals and licensing as a manufacturer, distributor and operator of a slot machine route, an operator of an off-track pari-mutuel wagering system and an operator of an off-track pari-mutuel sports wagering system. Our officers, directors and key employees who are actively and directly involved in the licensed activities of our subsidiaries operating in Nevada may be required to be licensed or found suitable by the Nevada gaming authorities. In addition, certain of our shareholders may have to be found suitable. Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of our voting securities if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation. The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a registered corporation’s voting securities to report the acquisition to the Nevada Gaming Commission. The Nevada Act requires that beneficial owners of more than 10% of a registered corporation’s voting securities apply to the Nevada Gaming Commission for a finding of suitability within thirty days after the Chairman of the Nevada Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the registered corporation’s voting securities may apply to the Nevada Gaming Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the registered corporation, any change in the registered corporation’s corporate charter, bylaws, management, policies or operations of the registered corporation, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent.

We and our subsidiaries operating in Nevada will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

If the beneficial holder of voting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Also under the Nevada Act and under certain circumstances, an “institutional investor” as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Gaming Commission for a waiver of the usual prior licensing or finding of suitability requirements if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Gaming Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity’s board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity’s management, policies or operations; and (iii) such other activities as the Nevada Gaming Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be licensed or found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, our subsidiaries operating in Nevada or we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a registered corporation to file applications, be investigated and be found suitable to own the debt security of a registered corporation if the Nevada Gaming Commission has reason to believe that his acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Nevada gaming authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant or the entity with which the applicant is employed or for which the applicant serves must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada gaming authorities have jurisdiction to disapprove a change in a corporate position.

As a registered corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, our subsidiaries operating in Nevada without first obtaining licenses and approvals from the Nevada gaming authorities. We and our subsidiaries operating in Nevada have or will apply to the Nevada gaming authorities for the various registrations, approvals, permits, findings of suitability and licenses to engage in manufacturing, distribution, slot route activities, and off-track pari-mutuel wagering systems operations in Nevada.

The following regulatory requirements may apply to us and our subsidiaries operating in Nevada if we and our subsidiaries are approved and licensed. All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. The Nevada Gaming Commission must approve all gaming devices manufactured for use or play in Nevada before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Gaming Control Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Gaming Control Board before distribution or use in Nevada.

The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, us or our subsidiaries operating in Nevada to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of our subsidiaries operating in Nevada must file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by the Nevada gaming authorities.

If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or our subsidiaries operating in Nevada, the companies involved would have to sever all relationships with such person. In addition, the Nevada Gaming Commission may require us and our subsidiaries operating in Nevada to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We and our subsidiaries operating in Nevada will be required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our subsidiaries operating in Nevada will be required to be reported to or approved by the Nevada Gaming Commission. If we are licensed by the Nevada gaming authorities, any (i) guarantees issued by our subsidiaries operating in Nevada in connection with any public financing; (ii) hypothecation of the assets of our subsidiaries operating in Nevada as security in connection with any public financing; and/or (iii) pledges of the equity securities of our subsidiaries operating in Nevada as security in connection with any financing will require the approval of the Nevada Gaming Commission to remain effective. If it were determined that the Nevada Act was violated by us or any of our subsidiaries operating in Nevada, the licenses we or they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, any of our subsidiaries operating in Nevada, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Commission. Limitation, conditioning or suspension of the licenses held by us and our subsidiaries operating in Nevada could (and revocation of any license would) materially adversely affect our manufacturing, distribution and system operations in Nevada.

After becoming a registered corporation, we may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or proceeds from that sale are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Commission or the Nevada Gaming Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. While we are not yet subject to the provisions of the Nevada Act or the regulations of the Nevada Gaming Commission, such regulations also provide that any entity that is not an “affiliated company,” as such term is defined in the Nevada Act, or which is not otherwise subject to the Nevada Act or such regulations, which plans to make a public offering of securities intending to use such securities, or the proceeds from the sale thereof, for the construction or operation of gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes, may apply to the Nevada Gaming Commission for prior approval of such offering. The Nevada Gaming Commission may find an applicant unsuitable based solely on the fact that it did not submit such an application, unless upon a written request for a ruling, the Nevada Gaming Control Board Chairman has ruled that it is not necessary to submit an application.

Changes in control of a registered corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Gaming Commission. Entities seeking to acquire control of a registered corporation must satisfy the Nevada Gaming Control Board and the Nevada Gaming Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada Legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Gaming Commission before the registered corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered corporation’s Board of Directors in response to a tender offer made directly to the registered corporation’s stockholders for the purposes of acquiring control of the registered corporation.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons, collectively licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Gaming Control Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	60	Chairman of the Board and Chief Executive Officer
Michael R. Chambrello	48	President and Chief Operating Officer
Martin E. Schloss	59	Senior Vice President and Secretary
DeWayne E. Laird	58	Vice President, Chief Financial Officer and Controller
Ira H. Raphaelson	52	Vice President and General Counsel
William J. Huntley	56	Vice President of Lottery Systems and President, SGI Systems
Cliff O. Bickell	63	Vice President of Printed Products and President, SGI Printed Products
Steven M. Saferin	57	Vice President of Ventures and President, SG Ventures
Robert C. Becker	47	Vice President and Treasurer
Sally L. Conkright	53	Vice President of Administration

A. Lorne Weil has been Chairman of the Board of Directors since October 1991 and Chief Executive Officer since April 1992. Mr. Weil also served as President of the Company from August 1997 to June 2005. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Previously, Mr. Weil was Vice President of Corporate Development at General Instrument Corporation, working with wagering and cable systems.

Michael R. Chambrello has served as President and Chief Operating Officer since July 2005. From November 2000 to June 2005, Mr. Chambrello was President and CEO of Environmental Systems Products Holdings, Inc. (“ESP”), which provides vehicle emissions testing systems and services to government agencies and prior to ESP he was CEO of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has approximately 20 years of lottery industry experience, having served as President of Gtech Corporation and Executive Vice President of Gtech Holdings Corporation.

Martin E. Schloss has served as Senior Vice President since February 2006 and is responsible for the Company’s mergers and acquisitions activity. Mr. Schloss has also served as Secretary since May 1995. Mr. Schloss previously served as the Company’s General Counsel for approximately 13 years. Prior to joining the Company, Mr. Schloss served in various positions in the legal department of General Instrument Corporation for approximately 15 years.

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

Ira H. Raphaelson has served as Vice President and General Counsel since February 2006. Mr. Raphaelson is the chief legal officer of the Company and, among other responsibilities, provides legal advice to the compliance function. Prior to joining the Company, Mr. Raphaelson was a partner in the Washington D.C. office of the law firm of O’Melveny & Myers LLP where he was a member of the firm’s global enforcement defense practice and litigator for 10 years. He is a nationally recognized author and lecturer on corporate governance and the Foreign Corrupt Practices Act. He was also a litigator at Shaw Pittman LLP, served as Special Counsel for Financial Institutions, a position with respect to which he was appointed by the first President Bush and confirmed by the Senate in 1991, and he served as a state and federal prosecutor in Chicago for 13 years where he was also U.S. Attorney.

William J. Huntley has served as Vice President of Lottery Systems since October 2002 and as President of the Systems Division of Scientific Games International, Inc. since September 2000. He has also served as President of Scientific Games Racing, LLC since January 1, 2005. Previously, Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. following the Company’s acquisition of Scientific Games Holdings Corp. in September 2000. He served as Vice President of Autotote Systems, Inc. (now known as Scientific Games Racing, LLC) from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

Cliff O. Bickell has served as Vice President of Printed Products since October 2002 and as President of the Printed Products Division of Scientific Games International, Inc. since September 2000. Mr. Bickell previously served as Vice President, Treasurer and Chief Financial Officer for Scientific Games Holdings Corp. from 1995 until its acquisition by the Company in September 2000. Prior to joining Scientific Games, Mr. Bickell was Vice President, Chief Financial Officer and Treasurer of Paragon Trade Brands, a multi-national consumer products manufacturer. In addition, Mr. Bickell has held positions as Senior Vice President, Corporate Administration-Chief Financial Officer of W.A. Krueger Co., a commercial printing company, and Treasurer of Dataproducts Corporation, a multinational electronics manufacturer.

Steven M. Saferin has served as Vice President of Ventures since June 2005 and as President of the Ventures Division of Scientific Games International, Inc. since September 2003. Mr. Saferin has been with the Company since the acquisition of MDI Entertainment, Inc. in January 2003. Mr. Saferin founded MDI in 1986, an industry leader in licensed lottery games and promotions, where Mr. Saferin served as President and Chief Executive Officer. Prior to founding MDI, Mr. Saferin was the Director of Program Acquisitions at ESPN. In addition, Mr. Saferin held the positions of Vice President with Viacom Communications and Warner Amex Cable and was an Attorney-Advisor to the Cable Television Bureau of the Federal Communications Commission.

Robert C. Becker has served as Treasurer since October 1996 and as Vice President since April 2001. Prior to joining the Company, Mr. Becker served as Assistant Treasurer for the Fuller Company from 1990 to 1994.

Sally L. Conkright has served as Vice President of Administration since 2005 and is the chief human resources officer for the Company. Ms Conkright previously served as Vice President of Organizational Development for the Company. Prior to joining the Company in 2002, Ms. Conkright served as Director of Compensation and Benefits for Xerox Corporation from 1999 to 2000 and as Vice President of Human Resources and Public Relations for Xerox New Enterprises from 1997 to 1999.

Access to Public Filings

We file annual, quarterly, current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We make the following information available free of charge through the Investor Relations link on our website at www.scientificgames.com:

•       Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC;

•       The Section 16 ownership reports filed by our officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

•       Our code of business conduct and ethics, which applies to all of our officers, directors and employees.

Item 1A.                RISK FACTORS

You should carefully consider the following information with the other information contained or incorporated by reference in this annual report on Form 10-K.

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign lottery and pari-mutuel businesses.

The instant ticket and online lottery businesses are highly competitive. We face competition from a number of domestic and foreign instant ticket manufacturers, online lottery system providers and other competitors, some of which have substantially greater financial resources than we do. We continue to operate in a period of intense price-based competition. The award of contracts by state officials is influenced by factors including price, the ability to optimize lottery revenues through game design, technical capability, marketing capability and applications, the quality, dependability and upgrade capability of the network, production capacity, the security and integrity of a vendor’s production operations, the experience, financial condition and reputation of a vendor and the satisfaction of other requirements and qualifications that lottery authorities may impose. Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players’ entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce revenues from our lottery operations.

The market for pari-mutuel wagering services is also highly competitive. We compete primarily on the basis of the design, performance, reliability and pricing of our products, as well as customer service. Our pari-mutuel customers face significant competition from other operators in the pari-mutuel business, other gaming venues such as casinos and state-sponsored lotteries and other forms of legal and illegal gaming. The continuing popularity of horse racing is important to the operating results of our pari-mutuel business. Competition from sporting events and other forms of entertainment, and casinos, sports wagering services and other non-racetrack gaming operators, may reduce the attendance and amounts wagered at our customers’ horse racing events, which could reduce our revenues.

While we have exclusive licenses for our OTB operations in the Netherlands and, subject to our compliance with certain licensing requirements, the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, our revenues may be adversely affected by competition for the consumer’s wagering and entertainment dollar. Our venue management business competes with other pari-mutuel operations as well as other forms of gaming and other entertainment. Competition for wagers comes from casinos, racetracks, lotteries and other forms of legal and illegal gambling. Other gaming competitors operate in our licensed markets and in surrounding areas and compete for our customers, and additional competitors could be licensed, or existing regulations could be changed, so as to divert wagering activity from our OTB operations.

The market for prepaid phone cards is highly fragmented. Competition comes from other instant lottery ticket printers utilizing similar lottery security and printing technologies, as well as alternative printing and non-printing technologies. Our telecommunications products operations compete with other printing companies on the basis of price, availability, product features and product security. There is competition within our class of products and other technologies to provide the desired functionality. There are alternative technologies, such as smart cards, with which our products compete. Moreover, the cellular telephone industry is undergoing significant growth and rapid technology changes such that other technologies, including electronic commerce, could impact our growth opportunities and our customer relationships. Further, increasing price competition in the prepaid phone card business may continue to negatively affect our operating margins.

Our business is subject to evolving technology.

The markets for all of our products and services are affected by changing technology, new legislation and evolving industry standards. Our ability to anticipate or respond to such changes and to develop and introduce new and enhanced products and services on a timely basis will be a significant factor in our ability to expand, remain competitive, attract new customers and retain existing contracts.

We can give you no assurance that we will achieve the necessary technological advances, have the financial resources, introduce new products or services on a timely basis or otherwise have the ability to compete effectively in the markets we serve.

We are heavily dependent on our ability to renew our long-term contracts with our customers in the lottery and pari-mutuel businesses, and we could lose substantial revenue if we are unable to renew certain of our contracts.

Generally, our lottery contracts are for initial terms of one to seven years, with optional renewal periods. Upon the expiration of a lottery contract, including any extensions thereof, lottery authorities may award new contracts through a competitive bidding process. Contracts representing a substantial majority of our annual revenues from lottery contracts are scheduled to expire or reach optional extension dates during the next three years.

Our lottery contracts typically permit a lottery authority to terminate the contract at any time for material failure to perform, other specified reasons and, in many cases, for no reason at all, without penalty. In addition, lottery contracts to which we are a party frequently contain exacting implementation schedules and performance requirements. Failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. We are also required by certain of our lottery customers to provide surety, or performance, bonds. We cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.

Our contracts for the provision of pari-mutuel wagering services are typically for initial terms of five years. Contracts accounting for a majority of our current annual pari-mutuel revenues are scheduled to expire during the next three years.

There can be no assurance that our current lottery or pari-mutuel contracts will be extended or that we will be awarded new lottery or pari-mutuel contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Our ability to bid on new online lottery and pari-mutuel contracts is dependent upon our ability to fund required up-front capital expenditures through our cash from operations or through financings.

Our online lottery and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our future profitability.

Our business depends on the protection of our intellectual property and proprietary information.

We believe that our success depends, in part, on protecting our intellectual property in the United States and in foreign countries. Our intellectual property includes certain patents and trademarks relating to our instant ticket games and wagering systems, as well as proprietary or confidential information that is not subject to patent or similar protection. Our intellectual property protects the integrity of our games, systems, products and services, which is a core value of the industries in which we operate. For example, our intellectual property is designed to ensure the security of the printing of our instant lottery tickets and prepaid phone cards and provide simple and secure validation of our lottery tickets. Competitors may independently develop similar or superior products, software, systems or business models. In cases where our intellectual property is not protected by an enforceable patent, such independent development may result in a significant diminution in the value of our intellectual property.

We cannot assure you that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants, and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

We cannot assure you that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

We rely on products and technologies that we license from third parties. We cannot assure you that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms.

Our business competes on the basis of the security of our systems and products.

We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. We constantly assess the adequacy of our security systems to protect against any material loss to any of our customers.

In our lottery business, we employ numerous security safeguards, including bar coding and providing additional layers of protection in our instant tickets. We also incorporate this security technology in our prepaid phone cards. We have effected security measures in the areas of ticket specifications, production, packaging, delivery, distribution and accounting. We also incorporate computer function safeguards, including secure ticket data, control number encryption, winner file data, and ticket stock control, in our data processing and in the computer operations phase. In addition, we also retain a major independent registered public accounting firm to perform agreed upon security procedures for each game produced before it is sent to the customer.

As the incidence and severity of publicly reported cases of physical and computer crime continue, major lotteries periodically reassess key security questions concerning the vulnerability of lottery games. Although we have not uncovered any practical, economically feasible way to breach the security of our instant tickets or online lottery games that could result in a material loss to any of our customers, we cannot assure you that security breaches will not occur.

In our pari-mutuel business, we and the other pari-mutuel industry totalizator companies agreed to industry-wide security improvements, including the installation of software necessary to scan all wagering pools in connection with multi-race wagers after each race of a multi-race wager. We also engaged Kroll Inc., a leading worldwide risk mitigation and security company, to conduct a separate review of our physical security, operational controls, hiring practices and internal compliance. Kroll made recommendations to further enhance our security and we have implemented those recommendations. In addition, we have begun the deployment of a new control system to operate every one of our totalizator systems. This independent system runs in parallel with our computers, records data in real time and allows for a review by a third party of all data against the live system.

Although we believe that the foregoing actions will provide sufficient security for our wagering systems, there can be no assurance that our business might not be affected by a security breach. Any such security breach could have a material adverse impact on our business.

The lottery and pari-mutuel industries are subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow.

In the United States and many other countries, lotteries, pari-mutuel wagering and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction. Furthermore, most jurisdictions have ongoing reporting requirements for certain transactions and are concerned with our accounting practices, internal controls, business relationships, and the fair operation of our products.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations. Moreover, we can give you no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these lottery and wagering activities are currently permitted will continue to permit such activities.

We are required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of our pari-mutuel business and we are subject to extensive background investigations and suitability standards in our lottery business. We also will become subject to regulation in any other jurisdiction where our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our licenses, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. These licensing procedures and background investigations also may inhibit potential investors from becoming significant shareholders. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions. Similar restrictions and considerations are also applicable to our pari-mutuel business.

There also have been and may continue to be investigations of various types conducted by governmental authorities into possible improprieties and wrong-doing in connection with efforts to obtain and/or the awarding of lottery contracts and related matters. In early November 2005, we were advised that the North Carolina Secretary of State had referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by one of our subsidiaries and one of its now former employees for alleged failure to timely register as a lobbyist. We are cooperating with the investigation and while no assurance can be given, we believe that the inquiry will conclude that we did not engage in any wrongdoing. Because our reputation for integrity is an important factor in our business dealings with lottery and other governmental agencies, a governmental allegation or a finding of improper conduct on our part or attributable to us in any manner could have a material adverse effect on our business, including our ability to retain existing contracts or to obtain new or renewal contracts. In addition, any adverse publicity resulting from such an investigation could have a material adverse effect on our reputation and business.

Currently, account wagering operations, through which pari-mutuel customers place wagers by phone or via the Internet on thoroughbred, harness or greyhound racing, may be conducted only from certain jurisdictions and only through licensed wagering operators in certain jurisdictions. While we believe that the activities of our pari-mutuel businesses comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet and state regulators have expressed concerns to us regarding such wagering by their citizens through our account wagering systems and the racetracks serviced by our pari-mutuel wagering systems. We cannot assure you that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis with two full-time compliance officers and is overseen by the Compliance Committee authorized by our board of directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit our existing operations.

Legalized gaming is subject to opposition from gaming opponents. We can give you no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

Our ability to complete future acquisitions of gaming and related businesses successfully could limit our future growth.

Part of our corporate strategy is to continue to pursue expansion and acquisition opportunities in gaming and related businesses, such as EssNet AB or The Global Draw LTD, and we could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. We cannot assure you that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete such potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock have the potential of dilution to our existing shareholders and earnings per share.

Our revenues fluctuate due to seasonal, weather and other variations and you should not rely upon our periodic operating results as indications of future performance.

Our pari-mutuel service revenues are subject to seasonal and weather variations. The first and fourth quarters of the calendar year traditionally comprise the weakest period for our pari-mutuel wagering service revenue. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software license revenue. In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

We are dependent on suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

Our production of instant lottery tickets and prepaid phone cards, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items.

We simulcast live racing events by transmitting audio and/or video signals from one facility to a satellite for reception by wagering locations across the country. Our access to satellite service is provided pursuant to long-term contracts. The technical failure of the satellite through which we transmit substantially all of our racing events would require us to obtain other satellite access. We have no assurance of access to such other satellites, or, if available, whether the use of such other satellites could be obtained on favorable terms or in a timely manner. While satellite failures are infrequent, the operation of the satellite is outside of our control.

We have foreign operations, which subjects us to additional risks.

Our business in foreign markets subjects us to risks customarily associated with such operations, including:

•       foreign withholding taxes on our subsidiaries’ earnings that could reduce cash flow available to meet our required debt service and our other obligations;

•       the complexity of foreign laws, regulations and markets;

•       the impact of foreign labor laws and disputes;

•       other economic, tax and regulatory policies of local governments; and

•       the ability to attract and retain key personnel in foreign jurisdictions.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenues is denominated in currencies other than the U.S. dollar, particularly the British pound sterling and the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may continue to adversely affect our results of operations and cash flows and the value of our assets outside the United States.

We cannot assure you that we will be able to operate successfully in any foreign market.

Certain holders of our common stock exert significant influence over the Company and make decisions with which other stockholders may disagree.

In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. Such holder is entitled to appoint up to four of the ten members of our board of directors under a stockholders’ agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, to delay, discourage or prevent a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

If certain of our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of A. Lorne Weil, our Chairman and Chief Executive Officer, and the members of our senior management team. Mr. Weil has extensive experience in the lottery and pari-mutuel businesses and has contributed significantly to the growth of our business. If we lose the services of Mr. Weil or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

We could incur costs in the event of violations of or liabilities under environmental laws.

Our operations and real properties are subject to U.S. and foreign environmental laws and regulations, including those relating to air emissions, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur costs, including cleanup costs, fines or penalties, and third-party claims as a result of violations of or liabilities under environmental laws. Some of our operations require environmental permits and controls to prevent or reduce environmental pollution, and these permits are subject to review, renewal and modification by issuing authorities. We believe that our operations are currently in substantial compliance with all environmental laws, regulations and permits and have not historically incurred material costs for noncompliance with, or liabilities under, these requirements.

Failure to perform under our lottery contracts may result in substantial monetary liquidated damages, as well as contract termination.

Our business subjects us to certain risks of litigation, including potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including our subsidiary Scientific Games International, Inc., or SGI, which owned a minority interest in the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. SGI has been advised by Colombian counsel that it has various defenses on the merits as well as procedural defenses. See “Legal Proceedings” for additional information regarding this litigation. Although we believe that any potential losses arising from this litigation will not result in a material adverse effect on our consolidated financial position or results of operations, we cannot predict the final outcome, and there can be no assurance that this litigation might not be finally resolved adversely to us or result in material liability.

Failure to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our business, financial condition and the market value of our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results may be harmed. We identified that a material weakness in the design of internal controls over financial reporting existed at December 31, 2004 because we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve certain non-routine or complex accounting matters, such as the treatment of our 20% minority equity interest in an Italian consortium.

In 2004, we had incorrectly accounted for our interest in that Italian consortium (which was formed in 2003 and began operations in mid- 2004). An adjustment for this matter along with certain other adjustments related to non-routine or complex accounting matters, which in the aggregate were material to the financial statements, were necessary to fairly present the financial statements for the year ended December 31, 2004 in accordance with generally accepted accounting principles in the United States. This deficiency was identified during the year end audit process and represented a material weakness in the design of our internal controls.

We have since remediated this weakness. We changed the design of internal controls over non-routine and complex accounting matters through the re-assignment of responsibilities for certain accounting personnel, and the formation of a committee which is now responsible for reviewing all non-routine and complex accounting matters and preparing formal reports on their conclusions. We also added additional accounting personnel during 2005 and are continuing to evaluate additional controls and procedures which we can implement. The cost of this remediation effort was not material to our financial statements.

We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results or cause us to not to meet our reporting obligations.

or materially and adversely impact our business, our financial condition and the market value of our securities.

Labor disputes may have an adverse effect on our pari-mutuel operations.

As of December 31, 2005, we had approximately 340 union employees in our pari-mutuel operations. We collectively bargain with the labor unions that represent these employees. The current collective bargaining agreement representing approximately 85% of our union employees expires October 20, 2009. Another collective bargaining agreement relating to our Canadian racing operations is currently under negotiations, having expired October 20, 2005. Failure to reach an agreement with any of the unions could result in strike or labor actions that could disrupt our and our customers operations. If we were to experience a strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. We cannot assure that we will reach a collective bargaining agreement or that we will not encounter any conflicts or strikes with the labor union. A labor dispute could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers’ operations to be affected and might have permanent effects on our business.

We have a significant amount of indebtedness and failure to generate sufficient cash as our debt comes due or to renew credit lines prior to expiration may adversely affect our business.

As of December 31, 2005, we had approximately $580 million of debt outstanding, consisting of convertible senior subordinated debentures, senior subordinated notes and a senior secured credit facility. We expect that existing cash, cash equivalents, short term investments, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate adequate cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business.

The price of our common stock may be volatile.

Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, market perceptions of our financial reporting, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

No disclosure required pursuant to this Item.

ITEM 2.                PROPERTIES

The following is a list of facilities that we use in the operation of our business.

Business	Location	Square Feet	Owned/leased	Purposes
Corporate	New York, NY	21,700	Leased	Corporate Headquarters
	Newark, DE	8,159	Leased	Administration
Pari-Mutuel	Essen, Germany	15,236	Leased	Administration and operations
	Alpharetta, GA	44,800	Leased	Warehouse and office space
	Ballymahon, Ireland	14,500	Leased	Manufacturing and warehouse
	Various cities, Germany	9,063	Leased	Warehouse and office space
Venue Management	Various cities, CT	54,242	Leased	OTB facilities
	New Haven, CT	1,667	Leased	Administration
	Windsor Locks, CT	39,000	Owned	OTB facility
	New Haven, CT	55,000	Owned	OTB facility, administration and operations
	Waterville, ME	30,098	Owned	OTB facility
	Den Haag, Netherlands	5,000	Leased	Administration and operations
	Various cities, The Netherlands	34,000	Leased	OTB facilities
Lottery	Rocky Hill, CT	17,350	Leased	Administration and operations
	Barre, VT	3,100	Leased	Administration
	Concord, NH	5,400	Leased	Administration and operations
	Helena, MT	3,900	Leased	Administration and operations
	Urbandale, IA	7,314	Leased	Administration and operations
	Gardner, ME	10,000	Leased	Administration and operations
	Orlando, FL	50,018	Leased	Administration and operations
	Blythewood, SC	20,000	Leased	Administration and operations
	Vienna, Austria	47,362	Leased	Administration and operations
	Various U.S. Cities	52,139	Leased	Warehouse space and operations
	Santiago, Chile	75,854	Leased	Administration, operations, warehousing and manufacturing
	Bielefild,Germany (Honsel)	177,067	Owned	Administration, operations, warehousing and manufacturing
	Santa Catarina, Mexico	33,465	Leased	Warehouse space
	Barcelona, Spain	16,146	Leased	Administration and operations
	Alpharetta, GA	350,035	Owned	Manufacturing and administration
	Duluth, GA	48,283	Leased	Warehouse space
	Phoenix, AZ	22,688	Leased	Administration and warehouse
	La Vergne, TN	23,600	Leased	Administration and warehouse
	Baltimore, MD	27,600	Leased	Administration and operations
	Harrisburg, PA	24,700	Leased	Administration and operations
	Harrisburg, PA	20,000	Leased	Warehouse space
	Dover, DE	23,650	Leased	Administration and operations
	Twinsburg, OH	41,066	Leased	Administration and operations
	Indianapolis, IN	20,000	Leased	Administration and operations
	Oklahoma City, OK	32,513	Leased	Administration and operations
	Sharon Hills, PA	12,000	Leased	Operations
	Hato Rey, PR	34,717	Leased	Administration and operations
	Various cities, FL	21,417	Leased	Administration and operations
Telecommunication Products	Leeds, England	150,000	Owned	Manufacturing

ITEM 3.                LEGAL PROCEEDINGS

Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

Our subsidiary, Scientific Games International, Inc. (“SGI”), owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (“Ecosalud”), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado (“Seguros”). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which we believe was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud’s claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002 the Colombian Government enacted new gaming and lottery legislation which included the dissolution of Ecosalud. A new company, Empresa Territorial para la Salud (“Etesa”), was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud’s demand on the bond was at the surety’s risk. In a case brought in U.S. District Court for the Northern District of  Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI’s view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7 million (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2.4 million, but vacated that part of the judgment awarding approximately $4.6 million based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3.7 million to the Colombian surety. On February 26, 2002, SGI drew upon a $1.5 million letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Colombia remain unresolved.

On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Third Section of the Tribunal Contencioso of Cundinamarca in Colombia, which served notice on SGI in May 2002. In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI’s preliminary motion to dismiss the lawsuit and the decision was upheld by the Council of State, the highest appellate court with jurisdiction over this matter, in August 2003, of which SGI received notice in January 2004. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia.

SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud’s claims. We intend to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca, while the appeal motion before the Council of State remains pending. Following final decision of the procedural motions, defenses on the merits will be heard. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

On March 4, 2004, Gtech Corporation filed a lawsuit against us and several of our subsidiaries, Scientific Games International, Inc., Scientific Games Holdings Corporation,  and Scientific Games Finance Corporation, in the U.S. District Court for the District of Delaware. The lawsuit alleges that we have infringed upon two patents owned by Gtech concerning instant lottery ticket vending and dispensing machines and methods. A judgment of non-infringement was entered in our favor by the court on March 8, 2006. Gtech indicated that it intends to appeal, this judgment. If such consent order is entered and such an appeal is filed, we expect to vigorously contest the matter.

On May 9, 2005, our subsidiary, Scientific Games Royalty Corporation, filed suit against Gtech Corporation in U.S. District Court for the District of Delaware alleging patent infringement of our group participation multiplier patents, U.S. Patent Nos. 6,648,753 and 6,692,354. These patents apply to online lottery games that have an optional bonus wager as a feature of the game. In the event that a player wins a prize in the base game and has chosen to make the bonus wager, all of the player’s prizes in the base game, with the exception of the jackpot amount, may be multiplied by a randomly selected multiplier.  We believe that Gtech Corporation currently provides such games that infringe on our applicable patents in various jurisdictions in the United States. The lawsuit seeks damages and other relief for such infringement. Discovery is pending.

On December 30, 2004, Gtech Corporation and Gtech Holdings Corporation filed a complaint against us and others in a state court in Texas (Travis County, Texas, 98th Judicial District) alleging among other things dissemination of false and defamatory statements concerning Gtech and its business in Mexico and elsewhere, and that we were disqualified from Mexican bid procurements for online lottery services. We were served with the complaint in this matter on or about April 6, 2005, and the suit is in the early stages of discovery. We believe the claims in this suit lack merit and will contest them vigorously.

In early November 2005, we were advised that the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by our subsidiary Scientific Games International, Inc. and one of its now former employees for alleged failure to timely register as a lobbyist. We are cooperating with the investigation and, while no assurance can be given, we believe that the inquiry will conclude that we did not engage in any wrongdoing.

On November 27, 2002, our subsidiary, Scientific Games International, Inc., filed a lawsuit against Oberthur Gaming Technologies Corp. in the U.S. District Court for the Northern District of Georgia seeking a declaratory judgment that the defendant’s U.S. Patent Nos. 5,704,647 and 5,803,504, are invalid and unenforceable. The patents apply to “Multi-Color Overprinting of Scratch-Off Lottery Tickets” using “screened half tone images” of two, four, six or seven different colors, are invalid and unenforceable. The defendant filed a counterclaim seeking damages and injunctive relief for the Company’s alleged infringement of certain of the claims of these patents. Following a hearing by the court on claim construction, the court issued a ruling on December 5, 2005 with respect to the scope of the patent claims asserted by the defendant against us. The court’s ruling served to broaden the scope of relevant prior art in the matter. Although we believe that the prior art possessed by the Company should invalidate the patents asserted against us, there can be no assurance that the court will accept our position. Failure to invalidate the patents could have a material effect on our ability to utilize the claimed technology, including four-color process overprinting, absent a license agreement from the defendant.  Discovery in support of a planned motion for summary judgment is pending.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock has been listed for trading on the Nasdaq National Market under the symbol “SGMS”. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2004 (January 1, 2004-December 31, 2004)
First Quarter	19.04	14.98
Second Quarter	21.48	17.15
Third Quarter	19.66	16.01
Fourth Quarter	24.55	18.66
Fiscal 2005 (January 1, 2005-December 31, 2005)
First Quarter	26.48	21.72
Second Quarter	27.49	21.34
Third Quarter	31.54	27.00
Fourth Quarter	31.38	26.51
Fiscal 2006
First Quarter through March 15, 2006	33.27	27.45

On March 15, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $33.27 per share. There were approximately 1,314 holders of record of our common stock as of March 15, 2006.

We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of the Indenture governing our 6 ¼% Senior Subordinated Notes, we and our Restricted Subsidiaries (as defined) are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

ITEM 6.                SELECTED FINANCIAL DATA

Selected historical financial data presented below as of and for the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements which have been audited by KPMG LLP, independent registered public accounting firm. Selected financial data presented below as of and for the years ended December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements which have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The following financial information reflects the acquisitions of certain businesses during the period 2001 through 2005, including the acquisition of 65% of the equity of Serigrafica Chilena S.A. (“SERCHI”) since June 5, 2002 and the acquisition of  the remaining 35% minority interest of SERCHI since April 2005, the acquisition of MDI Entertainment, Inc. since January 10, 2003, the acquisition of IGT OnLine Entertainment Systems, Inc. (“OES”) since November 6, 2003, and the acquisition of Honsel on December 31, 2004. The following summary presents selected financial data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. These data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended December 31,
	2001	2002		2003	2004(d)		2005(h)
Selected Statement of Operations Data:
Operating Revenues:
Services	$364,567	382,818		452,564	590,984		639,327
Sales	75,674	72,435		108,347	134,511		142,356
	440,241	455,253		560,911	725,495		781,683
Costs and Expenses:
Cost of services (exclusive of depreciation and amortization)	231,285	221,038		247,730	318,989		351,430
Cost of sales (exclusive of depreciation and amortization)	47,158	47,412		76,082	92,231		100,621
Amortization of service contract software	4,366	4,930		5,312	5,799		7,007
Selling, general and administrative	56,695	63,132		80,074	105,274		131,844
Depreciation and amortization (g)	49,132	37,905		42,373	55,478		59,787
Interest expense	50,363	44,842	(a)	26,397	30,952		26,548
Other (income) expense	37	636		1,184	(748)		(1,700)
Equity in loss of joint ventures (e)	—	—		—	6,060		2,064
Early extinguishment of debt	—	22,501	(b)	293	16,868	(f)	478
Total costs and expenses	439,036	442,396		479,445	630,903		678,079
Income (loss) before income tax expense (benefit)	1,205	12,857		81,466	94,592		103,604
Income tax expense (benefit)	6,067	(26,875	)(c)	29,319	28,850		28,285
Net income (loss)	(4,862)	39,732		52,147	65,742		75,319
Convertible preferred stock dividend	7,051	7,484		7,661	4,721		—
Net income (loss) available to common stockholders	$(11,913)	32,248		44,486	61,021		75,319
Basic and diluted income (loss) per share:
Basic net income (loss) available to common stockholders (g)	$(0.30)	0.64		0.74	0.84		0.84
Diluted net income (loss) available to common stockholders (g)	$(0.30)	0.50		0.59	0.72		0.81
Weighted average number of shares used in per share calculation:
Basic shares	40,340	50,221		60,010	73,014		89,327
Diluted shares	40,340	80,151		88,143	90,710		92,484
Selected Balance Sheet Data (End of Period):
Total assets	$585,796	636,789		962,989	1,093,225		1,172,513
Total long-term debt, including current installments	$439,735	360,529		532,163	610,878		580,735
Stockholders’ equity	$20,240	168,770		237,152	300,564		386,833
Ratio of earnings to fixed charges	1.0x	1.3x		3.6x	3.8x		4.4x

The following notes are an integral part of these selected historical consolidated financial data.

(a)           Includes $3,300 in debt restructuring charges related to interest rate swaps that were settled in connection with the refinancing of our 2000 senior secured credit facility (the “2000 Facility”).

(b)          Reflects early extinguishment of debt costs of $10,226 incurred in connection with the write-off of deferred financing fees related to our refinancing of the 2000 Facility, the payment of $11,172 of redemption premium from the repurchase of a portion of our 12 1/2% Senior Subordinated Notes and the payment of $1,103 in bank fees to permit us to use a majority of the net proceeds from the July 2002 public offering and sale of 14,375 shares of our Class A Common Stock at a price of $7.25 per share to redeem subordinated debt.

(c)           Includes an income tax benefit of $32,900 from the recognition of net operating loss carryforwards (“NOL”) at December 31, 2002.

(d)          Includes approximately $3,100 of unusual charges in the pari-mutuel segment.

(e)           Reflects a $6,060 and $2,064 charge in 2004 and 2005, respectively, for our share of the losses of the Italian joint venture that began selling instant tickets in 2004 and our share of losses in the EGC joint venture.

(f)             Includes early extinguishment of debt costs of $16,868 incurred in connection with the write-off deferred financing fees related to our refinancing of the 2003 Facility and the payment of $6,862 of redemption premium for the purchase of most of our 12 1/2% Senior Subordinated Notes.

(g)           On January 1, 2002, we adopted Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142.

(h)          Includes a charge of $12,363 related to the curtailment of the Supplemental Executive Retirement Plan, a non-tax deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition, $2,230 unusual charge in the Lottery segment for defective tickets and $5,291 for unusual and restructuring charges relating to the pari-mutuel segment.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

To present a better understanding of the overall business of Scientific Games Corporation and its consolidated subsidiaries (together, “we”), we begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of our business and major operating segments, including any significant events that have occurred in the periods presented. We then provide a discussion of our Critical Accounting Policies, including our revenue recognition policy, our valuation of long-lived intangible assets and goodwill, our income tax methodology and the use of estimates and assumptions throughout our financial results. We then present an evaluation of our Internal Control over Financial Reporting and any Related Party Transactions. We then discuss our Results of Operations, presenting first an overall view of the financial results of the business as a whole, followed by additional discussion of our operating segments. We then review our financial condition, explaining changes in our balance sheet and cash flows, along with our outstanding debt, contractual obligations and commitments. We then detail any New Accounting Pronouncements and clarify their impact on our financial statements.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our pari-mutuel wagering business. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Pari-mutuel and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions. In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.

Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of MDI Entertainment, Inc. (“MDI”) in January 2003, the acquisition of OES in November 2003, the acquisition of Honsel in December 2004 and the acquisition of the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), all of which were accounted for as purchases, affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements).

The following discussion addresses our financial condition as of December 31, 2005 and the results of our operations for the twelve months ended December 31, 2005 compared to the corresponding periods in the prior fiscal year of 2004 and our financial condition as of December 31, 2004 and the results of our operations for the twelve months ended December 31, 2004 compared to the corresponding period in the fiscal year of 2003.

Background

We operate primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group. Our revenues consist of two major components: services revenues and sales revenues.

Lottery Group

We provide instant tickets and related services and lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. Our lottery systems business includes the supply of transaction processing software for the accounting and validation of instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

In April 2005, we acquired the remaining 35% minority interest in SGLA, a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America. We originally acquired a 65% interest in SGLA in June 2002.

On December 31, 2004, we acquired Honsel, a German company which is the supplier of instant lottery tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries. We believe that our acquisition of Honsel has enabled us to further expand into the European lottery market. For example, we recently announced that we have been awarded two contracts with Toto-Lotto Niedersachsen GmbH and one contract with Lotterie-Treuhandgesellschaft mbH Hessen, the state lottery of Hessen, Germany, to supply instant lottery tickets and the other lottery services.

On November 6, 2003, we acquired OES from International Game Technology. OES operated online lottery systems in seven states and supports systems sold to customers in Korea, Norway, Switzerland and Shanghai. The acquisition also included OES’s Advanced Games System (AGS) video system contracts in six jurisdictions, certain intellectual property and an exclusive license to specific IGT slot brands for both instant and online games. The excess of the $143.0 million purchase price, plus expenses and a working capital payment of approximately $7.0 million, over the fair values of the net assets acquired is approximately $95.1 million and has been recorded as goodwill. The operating results of OES have been included in the Company’s consolidated operating results since the date of acquisition. Had the operating results of OES been included as if the transaction had been consummated on January 1, 2003, the Company’s pro forma revenue and net income available to common shareholders for the twelve months ended December 31, 2003 would have been $688.0 million and $49.3 million, respectively.

On January 17, 2003, we completed the acquisition of MDI and significantly expanded our offerings of licensed branded products and prize fulfillment and related services. The MDI acquisition was recorded using the purchase method of accounting and the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the approximately $23.0 million purchase price over the fair values of the net assets acquired is approximately $22.2 million and has been recorded as goodwill. The operating results of MDI have been included in our consolidated operating results since January 10, 2003. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, our pro forma operating results for the year ended December 31, 2003 would not have been materially different from the actual reported results.

Pari-Mutuel Group

We are a worldwide provider of computerized wagering systems to the pari-mutuel wagering industry. We provide our systems and services to horse and greyhound racetracks, OTB facilities, casinos, jai alai frontons, telephone and internet account wagering operators and other establishments where pari-mutuel wagering is permitted. In addition, we are a provider of ancillary services to the industry, such as race simulcasting and telecommunications services and telephone and internet account wagering.

We believe our systems processed more than 50% of the estimated $19 billion in pari-mutuel wagering conducted on racing in North America in 2005. In our North American pari-mutuel business, we enter into service contracts, typically with an initial term of five years, pursuant to which we are paid a percentage of all wagers processed by our wagering systems, and we receive additional fees for our ancillary services, on either a per event or a monthly subscription basis. In most international markets, we sell our pari-mutuel wagering systems and terminals to pari-mutuel operators.

Venue Management Group

We have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut (with the exception of OTB operations at two greyhound racetracks), subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 25 states. We also, now hold one of five OTB licenses within the state of Maine.

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

Critical Accounting Policies

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

We have identified the following as accounting policies critical to our revenue recognition, valuation of long-lived and intangible assets and goodwill, income taxes and management estimates.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectibility is probable or reasonably assured depending on the applicable revenue recognition guidance followed. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our operating segments:

Lottery Group

Revenue from the sale of instant tickets that are sold on a per unit price basis is recognized when the customer accepts the product pursuant to the terms of the contract.

Revenue from the sale of instant tickets that are sold on a variable price basis is recognized when the percentage of the amount of retail sales is determined.

Revenue from cooperative service contracts is recognized based upon a percentage of the amount of the retail value of lottery tickets pursuant to the terms of the contract.

Revenue from licensing branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of the lottery authorities to identified winners is recognized on a performance based measure pursuant to the terms of the contract.

Revenue from licensing of branded property with no service component is recognized when the licensed property branded game goes on sale by the lottery.

Revenue from online lottery services is recognized as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract.

Revenue from the sale of a lottery system, which includes the customization of software,  is recognized on the percentage of completion method of accounting.

Revenue from the perpetual licensing of customized lottery software is recognized on the percentage of completion method of accounting.

Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

Revenue derived from enhancements to lottery software is recognized at the time we provide such enhancements.

Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Pari-mutuel Group

Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by our customers’ patrons at the time of the wager pursuant to the terms of the contract.

Revenue from the provision of simulcasting and telecommunications services is recognized as the services are performed pursuant to the terms of the contract.

Revenue from the sale of a pari-mutuel wagering system, which includes the customization of software, is recognized on the percentage of completion method of accounting.

Revenue from the sale of pari-mutuel wagering terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Revenue from the perpetual licensing of customized pari-mutuel software is recognized on the percentage of completion method of accounting.

Venue Management Group

Revenue from wagering at Company owned or operated sites is recognized as a percentage of the amount wagered by our customers at the time of the wager.

Revenue from the provision of facilities management services to non-Company owned wagering sites is recognized as a percentage of the amount wagered by our customers’ patrons at the time of the wager pursuant to the terms of the contract.

Telecommunications Products Group

Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.

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

•       significant adverse change in the legality of our business ventures or the business climate in which we operate; and

•       loss of a significant customer.

When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of capital, or by a comparison to third party indications of fair market value. At December 31, 2005, the net carrying value of our long-lived assets, intangible assets and goodwill amounted to approximately $839 million.

We performed an annual impairment test for fiscal 2004 and 2005 in accordance with SFAS 142 and no adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2004 or 2005.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is unlikely.

The Company accounts for income tax contingencies in accordance with the Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

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

We record a liability pertaining to pending litigation based on our best estimate of a probable loss, if any, or at the minimum end of the range of loss in circumstances where the range of loss can be reasonably estimated. Because of uncertainties surrounding the nature of litigation and the ultimate liability to us, if any, we continually revise our estimated losses as additional facts become known.

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

In 2005, we remediated our material weakness in the design of internal controls over financial reporting. We added additional personnel resources to our financial staff and established a review process that addresses current and future complex and standard accounting issues that affect our business. We also improved our accounting research abilities by subscribing to multiple accounting resources and publications. As of December 31, 2005, we believe our internal controls over financial reporting are effective.

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

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following analysis compares our results of operations for the year ended December 31, 2005 to the results for the year ended December 31, 2004.

Overview

Revenue Analysis

For the year ended December 31, 2005, total revenue was $781.7 million compared to $725.5 million, an improvement of $56.2 million or 8% overall as compared to the prior year. Our service revenue was $639.3 million compared to $591.0 million in fiscal year 2004, an increase of $48.3 million, or 8%. Our sales revenue was $142.4 million compared to $134.5 million in the prior year, an increase of an $7.9 million, or 6%.

Expense Analysis

Cost of services of $351.4 million for the year ended December 31, 2005 were $32.4 million or 10% higher than in 2004. This increase is due to higher operating costs in each segment. Cost of sales of $100.6 million for the year ended December 31, 2005 were $8.4 million or 9% higher than in 2004 due to higher sales revenues in the Lottery Group and the Pari-Mutuel Group. Amortization of service contract software of $7.0 million for the year ended December 31, 2005 was $1.2 million higher than in 2004 because of the addition of new customers.

Selling, general and administrative expenses of $131.8 million for the year ended December 31, 2005 were $26.6 million or 25% higher than for 2004. This increase is due to a charge relating to the curtailment of our Supplemental Executive Retirement Plan (the “SERP”) for approximately $12.4 million (see Note 16 to the Consolidated Financial Statements). Also contributing to the increase is a non tax-deductible charge of $1.7 million in connection with the earn-out on the Honsel acquisition, $3.0 million of unanticipated legal and related consulting and severance expenses in connection with unusual matters in North Carolina, Chile, New Jersey and elsewhere, incurred charges of $2.4 million for restructuring costs and to discontinue certain unprofitable racing-related businesses and the compensation and recruitment expenses of newly appointed key personnel such as the Chief Operating Officer.

Depreciation and amortization expense, including amortization of service contract software, of $66.8 million for the year ended December 31, 2005 increased $5.5 million or 9% from 2004, primarily due to the addition of new lottery contracts, including Colorado, Puerto Rico and Oklahoma.

Interest expense of $26.5 million for the year ended December 31, 2005 decreased $4.4 million or 14% from 2004, primarily as a result of the lower interest rates associated with our December 2004 debt structure. (See “Liquidity, Capital Resources and Working Capital.”)

Equity in loss of joint ventures reflects our share of the losses of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. In 2005, our share of the consortium’s losses totaled $1.7 million compared to $6.1 million in 2004. In 2004 the joint venture experienced costs in excess of revenues relating to the re-launch of the lottery. The loss in 2005 was less than in 2004 because of increased sales of instant tickets. Also included in equity loss in joint ventures is our 50% share of the losses of our joint venture with Electronic Game Card, Inc. (“EGC”) in connection with our efforts to jointly market and promote electronic lottery game cards. In 2005, our share of the EGC joint venture’s losses totaled approximately $0.4 million compared to $0 in 2004.

The effective tax rate decreased to 27.3% in 2005 from 30.5% in 2004. In 2005, the Company recorded a federal tax benefit of 5.8% related to the realization of research and development credits, of which 4.5% will not recur. In 2005, the Company also recorded a federal benefit of 3.7% from the amortization of original issue discount related to the issuance of long term debt in 2004. The Company’s tax rate will continue to reflect a benefit from this amortization through 2010. The effect of these tax benefits were partially offset by a 4.2% reduction in the federal tax benefit for extraterritorial income exclusion and a smaller release of the valuation allowance in 2005 of 1.7%.

Segment Overview

	Year Ended December 31, 2005
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
	(in thousands)
Service revenues	$506,930	71,545	60,852	—	639,327
Sales revenues	75,430	10,313	—	56,613	142,356
Total revenues	582,360	81,858	60,852	56,613	781,683
Cost of services (exclusive of depreciation and amortization)	257,387	47,255	46,788	—	351,430
Cost of sales (exclusive of depreciation and amortization)	53,300	7,041	—	40,280	100,621
Amortization of service contract software	4,778	2,229	—	—	7,007
Selling, general and administrative expenses	68,053	12,265	3,263	5,600	89,181
Depreciation and amortization	43,438	9,654	1,960	3,556	58,608
Segment operating income	$155,404	3,414	8,841	7,177	174,836
Unallocated corporate selling, general and administrative costs and depreciation and amortization					43,842
Consolidated operating income					$130,994
Interest expense					$26,548

	Year Ended December 31, 2004
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
	(in thousands)
Service revenues	$451,056	78,397	61,531	—	590,984
Sales revenues	62,506	4,140	—	67,865	134,511
Total revenues	513,562	82,537	61,531	67,865	725,495
Cost of services (exclusive of depreciation and amortization)	229,502	44,780	44,707	—	318,989
Cost of sales (exclusive of depreciation and amortization)	40,041	2,381	—	49,809	92,231
Amortization of service contract Software	3,338	2,461	—	—	5,799
Selling, general and administrative expenses	58,630	9,495	4,084	6,313	78,522
Depreciation and amortization	38,470	10,808	1,951	3,305	54,534
Segment operating income	$143,581	12,612	10,789	8,438	175,420
Unallocated corporate selling, general and administrative costs and depreciation and amortization					27,696
Consolidated operating income					$147,724
Interest expense					$30,952

Lottery Group

For the year ended December 31, 2005, total revenue for the Lottery Group was $582.4 million compared to $513.6 million in the corresponding period in the prior year, an increase of $68.8 million, or 13%. In the year ended December 31, 2005, the Lottery Group service revenue was $506.9 million compared to $451.1 million for the year ended December 31, 2004, an increase of $55.8 million, or 12%. The increase was attributable to the strong demand for our branded and licensed property lottery products and strong sales of instant lottery tickets. The increase was also due to the addition of new lottery contracts such as Colorado, Puerto Rico, Oklahoma and Spain, which all began in 2005, partially offset by a $1.4 million defective ticket charge and the loss of approximately $30.0 million of revenues on the Florida online lottery contract, which ended in January 2005.

The Lottery Group sales revenue for the year ended December 31, 2005, was $75.4 million compared to $62.5 million for the year ended December 31, 2004, an increase of $12.9 million, or 21%. The increase was due to the addition of Honsel from the beginning of fiscal year 2005, offset by lower sales of lottery systems and terminals.

Cost of services of $257.4 million for the year ended December 31, 2005 were $27.9 million or 12% higher than in 2004. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the year. Cost of sales of $53.3 million for the year ended December 31, 2005 were $13.3 million or 33% higher than in 2004 due to a 21% increase in sales revenues and the addition of Honsel for 2005. Amortization of service contract software of $4.8 million for the year ended December 31, 2005 was $1.4 million higher than in 2004 because of the addition of new customers.

Selling, general and administrative expenses of $68.1 million for the year ended December 31, 2005 were $9.4 million higher than in the year ended December 31, 2004. This increase is primarily due to incremental selling, general and administrative expenses from the addition of Honsel for the full year, a non tax-deductible charge of $1.7 million in connection with the earn-out on the Honsel acquisition and unanticipated legal and related consulting and severance expenses of $3.0 million in connection with unusual matters in North Carolina, Chile and New Jersey.

Depreciation and amortization expense, including amortization of service contract software, of $48.2 million for the year ended December 31, 2005 increased $6.4 million, as compared to the year ended December 31, 2004, primarily due to the  amortization of deferred installation costs of new lottery contracts such as Colorado, Puerto Rico and Oklahoma, as well as a full year on Honsel. Amortization costs increased because of the addition of new properties for our licensed product offerings.

Pari-Mutuel Group

For the year ended December 31, 2005, total revenue for the Pari-mutuel Group was $81.9 million compared to $82.5 million in the year ended December 31, 2004, a decrease of $0.6 million, or 1%. Pari-mutuel Group service revenue for the year ended 2005 was $71.5 million compared to $ 78.4 million from the year ended 2004, a decrease of $6.9 million, or 9%. The decrease in service revenues reflects lower Handle in the domestic and foreign pari-mutuel business and the loss of the New York Racing Association (“NYRA”) contract. We believe the trend in reduced wagering will continue in the future.

The Pari-mutuel Group sales revenue for the year ended December 31, 2005 was $ 10.3 million compared to $4.1 million in the prior fiscal year an increase of $6.2 million, or 149%. The increase was due to increased system sales in Europe in 2005. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on an annual basis.

Cost of services of $47.3 million for the year ended December 31, 2005 were $2.5 million or 6% higher than in 2004. This increase is due to higher operating costs as a result of weather related losses due to hurricanes, the integration of four European racing operations into our European racing center in Essen, Germany and costs associated with the termination of certain unprofitable racing contracts. Cost of sales of $7.0 million for the year ended December 31, 2005 were $4.6 million higher than in 2004 due to a 149% increase in sales revenues. Amortization of service contract software of $2.2 million for the year ended December 31, 2005 was $0.2 million less than in 2004 because certain contract software costs have been fully amortized.

Selling, general and administrative expenses of $12.3 million for the year ended December 31, 2005 were $2.8 million higher than in the year ended December 31, 2004. This increase is primarily due to charges of $2.4 million relating to restructuring costs in Europe and the discontinuance of certain unprofitable racing related businesses along with higher compensation, professional fees and marketing costs.

Venue Management Group

For the year ended December 31, 2005, total revenue for the Venue Management Group was $60.9 million compared to $61.5 million in the year ended December 31, 2004, a decrease of $0.6 million, or 1%. The decrease is attributable to reduced Handle, coupled with a smoking ban in Connecticut that became effective at the beginning of the second quarter of 2004, offset slightly by the addition of the Maine OTB operation and higher non-wagering services. We believe the trend in reduced wagering may continue in  the near future.

Cost of services of $46.8 million for the year ended December 31, 2005 were $2.1 million or 5% higher than in 2004. This increase is due to increased communication and operating costs and $0.4 million of restructuring costs in the Netherlands.

Selling, general and administrative expenses of $3.3 million for the year ended December 31, 2005 were $0.8 million lower than in the year ended December 31, 2004 as the result of cost reduction measures taken in 2005.

Telecommunications Products Group

For the year ended December 31, 2005, total revenue for the Telecommunications Products Group was $56.6 million compared to $67.9 million in the year ended December 31, 2004, a decrease of $11.3 million, or 17%.   The decrease is primarily due to a large sale in 2004 to a customer in Africa that did not recur in 2005 and to a lesser extent the change in the mix of sheet and web based products and continued industry pricing pressures.

Cost of sales of $40.3 million for the year ended December 31, 2005 were $9.5 million or 19% less than in 2004 due to a 17% decrease in sales revenues primarily because of a significant sale in 2004 to a customer in Africa that did not recur.

Selling, general and administrative expenses of $5.6 million for the year ended December 31, 2005 were $0.7 million lower than in the year ended December 31, 2004. This decrease is associated with cost reductions taken in 2005 and a favorable foreign exchange rate.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following analysis compares our results of operations for the year ended December 31, 2004 to the results for the year ended December 31, 2003.

Overview

Revenue Analysis

For the year ended December 31, 2004, total revenue was $725.5 million compared to $560.9 million an improvement of $164.6 million or 29% overall as compared to the prior year. Our service revenue was $591.0 million compared to $452.6 million in fiscal year 2003, an increase of $138.4 million, or 31%. Our sales revenue was $134.5 million compared to $108.3 million in the prior year, an increase of a $26.2 million, or 24%.

Expense Analysis

Cost of services of $319.0 million for the year ended December 31, 2004 were $71.3 million or 29% higher than in 2003. This increase is primarily due to higher operating costs the Lottery Group as a result of the purchase of the OES business in the fall of 2003. Cost of sales of $92.2 million for the year ended December 31, 2004 were $16.1 million or 21% higher than in 2003 due to a 24% increase in sales revenues in 2004. Amortization of service contract software of $5.8 million for the year ended December 31, 2004 was $0.5 million higher than in 2003 because of the addition of new customers in the Lottery Group.

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

Interest expense of $31.0 million for the year ended December 31, 2004 increased $4.6 million or 17% from 2003, primarily as a result of the increased debt in November 2003. (See “Liquidity, Capital Resources and Working Capital.”)

Equity in loss of joint venture of $6.1 million was the result of the launch of the Italian Gratta e Vinci instant lottery during 2004. Such charge represents our share of the losses of the consortium in 2004.

The effective tax rate decreased to 30.5% in 2004 from 36.0% in 2003. The decrease in effective tax rate is attributable to the federal benefit of the extraterritorial income exclusion and a decrease in the valuation allowance for certain deferred tax assets.

Segment Overview

	Year Ended December 31, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
	(in thousands)
Service revenues	$451,056	78,397	61,531	—	590,984
Sales revenues	62,506	4,140	—	67,865	134,511
Total revenues	513,562	82,537	61,531	67,865	725,495
Cost of services (exclusive of depreciation and amortization)	229,502	44,780	44,707	—	318,989
Cost of sales (exclusive of depreciation and amortization)	40,041	2,381	—	49,809	92,231
Amortization of service contract software	3,338	2,461	—	—	5,799
Selling, general and administrative expenses	58,630	9,495	4,084	6,313	78,522
Depreciation and amortization	38,470	10,808	1,951	3,305	54,534
Segment operating income	143,581	12,612	10,789	8,438	175,420
Unallocated corporate selling, general and administrative costs and depreciation and amortization					27,696
Consolidated operating income					$147,724
Interest expense					$30,952

	Year Ended December 31, 2003
	Lottery Group	Pari- Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
	(in thousands)
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347
Total revenues	362,505	86,197	63,946	48,263	560,911
Cost of services (exclusive of depreciation and amortization)	159,447	43,476	44,807	—	247,730
Cost of sales (exclusive of depreciation and amortization)	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668
Segment operating income	93,370	14,640	13,735	8,227	129,972
Unallocated corporate selling, general and administrative costs and depreciation and amortization					20,632
Consolidated operating income					$109,340
Interest expense					$26,397

Lottery Group

For the year ended December 31, 2004, total revenue for the Lottery Group was $513.6 million compared to $362.5 million in the corresponding period in the prior year, an increase of $151.1 million, or 42%. In the year ended December 31, 2004, the Lottery Group service revenue was $451.1 million compared to $307.8 million for the year ended December 31, 2003, an increase of $143.2 million, or 47%. The increase was attributable to a full year of operations of OES, representing approximately $112 million year over year increase. The balance of the increase reflects continued strong demand for instant tickets and branded lottery products in the U.S. markets. Approximately $31 million is attributable to improvements in lottery sales, reflecting governments’ continuing confidence in lotteries to support government sponsored programs.

The Lottery Group sales revenue for the year ended December 31, 2004, was $62.5 million compared to $54.7 million for the year ended December 31, 2003, an increase of $7.8 million, or 14%. The increase was due to a full year of operations of OES coupled with an increase in international sales offset by reduced sales in the non-OES U.S. lottery operations.

Cost of services of $229.5 million for the year ended December 31, 2004 were $70.1 million or 44% higher than in 2003. This increase is due to higher operating costs as a result of the addition of the OES business in the fall of 2003 and higher revenues during the year. Cost of sales of $40.0 million for the year ended December 31, 2004 were $0.9 million lower than in 2003 due to a change in the mix of products sold. Amortization of service contract software of $3.3 million for the year ended December 31, 2004 was $0.4 million higher than in 2003 because of the addition of new customers.

Selling, general and administrative expenses of $58.6 million for the year ended December 31, 2004 were $18.1 million higher than in the year ended December 31, 2003. This increase is primarily due to incremental selling, general and administrative expenses from the addition of OES for the full year.

Depreciation and amortization expense, including amortization of service contract software, of $41.8 million for the year ended December 31, 2004 increased $13.5 million, primarily due to the acquisition of OES and the amortization of deferred installation costs of new lottery contracts.

Pari-Mutuel Group

For the year ended December 31, 2004, total revenue for the Pari-mutuel Group was $82.5 million compared to $86.2 million in the year ended December 31, 2003, a decrease of $3.7 million, or 4%. Pari-mutuel Group service revenue for the year ended 2004 was $78.4 million compared to $ 80.8 million from the year ended 2003, a decrease of $2.4 million, or 3%. The decrease reflects a $1.0 million one-time adjustment, lower Handle in the domestic and foreign pari-mutuel operations and a decrease in transponder lease revenue of approximately $0.7 million as a result of the elimination of an extra transponder at the end of 2003.

The Pari-mutuel Group sales revenue for the year ended December 31, 2004 was $ 4.1 million compared to $5.4 million in the prior fiscal year a decrease of $1.3 million, or 24%. The decline is a result of lower sales volume for 2004 fiscal year.

Cost of services of $44.8 million for the year ended December 31, 2004 were $1.3 million or 3% higher than in 2003. This increase is primarily due to a charge of approximately $3.1 million for unusual charges. Cost of sales of $2.5 million for the year ended December 31, 2004 were $0.4 million lower than in 2003 due to 24% decrease in sales revenues. Amortization of service contract software of $2.5 million for the year ended December 31, 2004 was $0.1 million higher than in 2003 because higher customer software customization work was mostly offset by certain contract software costs that have been fully amortized.

Selling, general and administrative expenses of $9.5 million for the year ended December 31, 2004 were $1.7 million lower than in the year ended December 31, 2003. This decrease is primarily due to $3.0 million in costs in the year ended December 31, 2003, associated with the relocation of our pari-mutuel operations from Delaware to Georgia, partially offset by higher costs in the international pari-mutuel operations and higher professional fees in the U.S. operations.

Venue Management Group

For the year ended December 31, 2004, total revenue for the Venue Management Group was $61.5 million compared to $63.9 million in the year ended December 31, 2003, a decrease of $2.4 million, or 4%.   The decrease is largely attributable to a smoking ban in Connecticut that became effective at the beginning of the second quarter of 2004.

Cost of services of $44.7 million for the year ended December 31, 2004 were $0.1 million less than in 2003. This decrease is due to cost reduction efforts throughout the year.

Selling, general and administrative expenses of $4.1 million for the year ended December 31, 2004 were $0.7 million higher than in the year ended December 31, 2003. This increase is associated with increased costs in the international operations.

Telecommunications Products Group

For the year ended December 31, 2004, total revenue for the Telecommunications Products Group was $67.9 million compared to $48.3 million in the year ended December 31, 2003, an increase of $19.6 million, or 41%.   The increase reflects increased sales to emerging markets such as Africa, combined with favorable foreign exchange rates.

Cost of sales of $49.8 million for the year ended December 31, 2004 were $17.4 million or 54% higher than in 2003 due to a 41% increase in sales to emerging markets such as Africa.

Selling, general and administrative expenses of $6.3 million for the year ended December 31, 2004 were $1.3 million higher than in the year ended December 31, 2003. This increase is associated with increased compensation costs coupled with negative foreign exchange impact.

Liquidity, Capital Resources and Working Capital

In December 2004, we entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of our debt, lower our average cost of borrowing, and reduce our exposure to rising interest rates. We sold $275 million of 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), sold $200 million of 6.25% senior subordinated notes due 2012 (the “2004 Notes”), and entered into a new senior secured credit facility (the “2004 Facility”) which consists of a $250 million revolving credit facility due December 2009 and a $100 million Term Loan B due December 2009, (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the “2004 Securities”).  The proceeds of the 2004 Securities, net of fees and expenses, were used to redeem approximately $57.9 million of the 2000 Notes (the remainder of which were redeemed in August 2005), to pay the related $6.9 million redemption premium and consent fee related to these redemptions, and to replace our existing senior secured credit facility (the “2003 Facility”).

On December 23, 2004, the Company entered into the 2004 Facility which consists of a $250 million revolving credit facility, of which $22 million was borrowed at closing, and a $100 million Term B Loan. The initial drawings under the 2004 Facility were used to repay a portion of existing senior indebtedness in conjunction with the refinancings completed in December 2004. Loans under the 2004 Facility carry interest at the Base Rate plus a margin of 0.75% per annum, or at the rate of LIBOR plus a margin of 1.75% per annum, subject to quarterly adjustment of the margin, after June 23, 2005, based on the Company’s prevailing Consolidated Leverage Ratio. Margins on Base Rate and LIBOR loans range from 1.00% to 0.25% and from 2.00% to 1.25%, respectively, with the lowest levels achieved when the Company’s Consolidated Leverage Ratio is less than 2.00 to 1.00. The Term B Loan matures in December 2009 and requires quarterly principal payments of $0.25 million through December 31, 2008 plus four quarterly principal payments of $24 million in 2009. The 2004 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect owned domestic subsidiaries and 65% of the capital stock of all of the 100%-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its 100%-owned domestic subsidiaries. The 2004 Facility is supported by guarantees provided by all of the Company’s direct and indirect 100%-owned domestic subsidiaries.

In addition, the 2004 Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i)  50% of the net cash proceeds from the sale or issuance of equity if the Company’s Consolidated Leverage ratio exceeds 3.00 to 1.00; (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; and (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80 million per annum.

The Credit Agreement governing the 2004 Facility contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

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

•       A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

The Company was in compliance with its covenants as of December 31, 2005 and for all of the quarters included in the fiscal year 2005.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Long-term debt, 6 1/4% notes	200,000	—	—	—	200,000
Long-term debt, 0.75% notes (1)	275,000	—	—	—	275,000
Long-term debt, Term B Loan	99,000	1,000	2,000	96,000	—
Other long term debt	6,735	5,055	993	237	450
Interest expense (2)	150,988	20,878	41,175	35,057	53,878
Operating leases	51,478	11,483	19,832	10,876	9,287
Other long-term liabilities (3)	5,607	191	4,458	206	752
Total contractual cash obligations	$788,808	38,607	68,458	142,376	539,367

(1)          The 0.75% Convertible Debentures are due 2024. However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures when the market price of our common stock equals or exceeds $34.92, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(2)          Based on rates in effect at December 31, 2005.

(3)          Because of the uncertainty as to the timing of such payments, we have excluded cash payments related to our contractual obligations for our pension plans and deferred compensation plans of approximately $38.0 million at December 31, 2006.

At December 31, 2005, we had outstanding letters of credit of $30.3 million, but no outstanding borrowings under the revolving credit facility, leaving us with a total availability of $219.7 million as compared to $199.9 million at December 31, 2004. Our ability to borrow under the 2004 Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

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

At December 31, 2005, our available cash, short-term investments and borrowing capacity totaled $258.6 million compared to $318.6 million at December 31, 2004. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The decrease in our available cash from the December 31, 2004 level principally reflects the net cash provided by operating activities for the year ended December 31, 2005 of $200.9 million, offset by wagering and other capital expenditures and other investing activities totaling $174.5 million, acquisition related payments of $24.8 million and $35.3 million of payments on long-term debt. The $200.9 million of net cash provided by operating activities is derived from $188.6 million of net cash provided by operations coupled with $12.3 million provided by changes in working capital. The working capital changes occurred principally from decreases in short-term investments, along with increases in accounts payable, offset by increases in accounts receivable, inventories, other current assets and decreases in accrued liabilities. Capital expenditures of $32.4 million in the year ended December 31, 2005 are greater than similar expenditures totaling $27.3 million in the corresponding period in 2004. Wagering system expenditures, including software expenditures, totaled $127.8 million in the year ended December 31, 2005, compared to $67.2 million in 2004. This increase is primarily due to the new lottery contracts in Puerto Rico, Spain, Mexico, Oklahoma and Colorado. Cash flow from financing activities principally reflects the repayments of borrowings under the 2004 Facility.

At December 31, 2004, our available cash, short-term investments and borrowing capacity totaled $318.6 million compared to $106.5 million at December 31, 2003. Our available cash, short-term investments and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. For the year ended December 31, 2004, net cash provided by operating activities of $123.1 million exceeded cash used in investing activities of $144.5 million, excluding funds used for acquisitions and debt financing fees. The $123.1 million of net cash provided by operating activities is derived from net cash provided by operations of $159.7 million less $36.6 million that was used to fund changes in working capital. The working capital changes occurred principally from decreases in accrued liabilities and increases in short-term investments, partially offset by increases in accounts payable. Capital expenditures of $27.3 million in 2004 increased $12.7 million from the prior year primarily due to the build out of the Alpharetta, Georgia facility and the purchase of a short-run printing press. Wagering systems expenditures of $53.2 million in 2004, increased $32.1 million from the prior year primarily due to new online lottery contracts in Colorado and Puerto Rico. Cash flow from financing activities of $46.2 million reflects the December 2004 financing transactions discussed above, plus $22.0 million of borrowings under our 2004 Facility less a net payment of $29.3 million for the bond hedge transaction.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) would require the measurement of all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements.  SFAS No. 123(R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. We will adopt SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under modified prospective application, FAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.

Based on the grants issued prior to January 1, 2006 and are unvested at January 1, 2006, We anticipate recognizing share-based compensation expense in 2006 of approximately $16.2 million.

The total share based compensation expense in the 2006 financial statements cannot be predicted at this time because we expect to continue our policy of granting share-based payment awards in the future. Based on this policy, the 2006 approximated value should increase throughout the year based on the number of shares awarded. SFAS 123(R) also requires that the classification of tax benefits associated with exercising stock options will change from an operating cash flow activity to a financing cash flow activity. This will reduce our net operating cash flows and increase the net financing cash flows in 2006. We cannot estimate the impact on the cash flow statement as it is dependent on the amount and timing of employee stock option exercises.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We have applied the guidance of FIN 47, which did not have a material impact on our financial statements.

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

For fiscal 2005, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2006, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2005, approximately 82% of our debt was in fixed rate instruments. The fair value of all financial instruments is approximately $19.4 million higher than the carrying value at year-end. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See “Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity-Average Interest Rate
December 31, 2005

	2006	2007	2008	2009	2010	There after	Total	Fair value
	(dollars in thousands)
Long-term debt:
Fixed interest rate	$1,122	637	356	226	11	475,451	477,803	497,235
Interest rate	5.33%	5.24%	5.21%	4.76%	6.20%	3.05%	3.06%
Variable interest rate	$4,932	1,000	1,000	96,000	—	—	102,932	104,170
Average interest rate	6.38%	6.14%	6.14%	6.14%	—%	—%	6.15%

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, Ireland, France, Austria, Luxembourg, Bermuda, Peru, Spain and Chile. Our investment in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

Management’s Report on Internal Control
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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that and that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. That report appears in our Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ A. Lorne Weil	/s/ DeWayne Laird
A. Lorne Weil	DeWayne Laird
Chairman and	Vice President and
Chief Executive Officer	Chief Financial Officer

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Scientific Games Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Scientific Games Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 16, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, GA
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005
(in thousands, except per share amounts)

	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$66,120	38,942
Short-term investments	52,525	—
Accounts receivable, net of allowance for doubtful accounts of $4,818 and $6,149 in 2004 and 2005, respectively	106,991	129,250
Inventories	28,062	40,148
Deferred income taxes	414	14,242
Prepaid expenses, deposits and other current assets	41,385	31,971
Total current assets	295,497	254,553
Property and equipment, at cost	544,387	666,469
Less accumulated depreciation	272,961	300,250
Net property and equipment	271,426	366,219
Goodwill	311,931	339,169
Operating right, net	14,020	14,020
Other intangible assets, net	80,182	73,269
Other assets and investments	120,169	125,283
Total assets	$1,093,225	1,172,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,370	6,055
Accounts payable	40,923	54,223
Accrued liabilities	97,070	80,305
Interest payable	879	779
Total current liabilities	143,242	141,362
Deferred income taxes	—	9,759
Other long-term liabilities	42,911	59,879
Long-term debt, excluding current installments	606,508	574,680
Total liabilities	792,661	785,680
Commitments and contingencies (Notes 10 and 21)
Stockholders’ equity:
Series A preferred stock, par value $1.00 per share, 229 shares authorized and none outstanding at December 31, 2004 and 229 shares authorized and none outstanding at December 31, 2005	—	—
Series B preferred stock, par value $1.00 per share, 1 share authorized and none outstanding at December 31, 2004 and 1 share authorized and none outstanding December 31, 2005	—	—
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 88,414 and 89,869 shares outstanding at December 31, 2004 and 2005, respectively	884	899
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	405,755	425,750
Accumulated losses	(108,628)	(33,309)
Treasury stock, at cost	(9,403)	(9,556)
Accumulated other comprehensive income	11,956	3,049
Total stockholders’ equity	300,564	386,833
Total liabilities and stockholders’ equity	$1,093,225	1,172,513

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2004 and 2005
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
Operating revenues:
Services	$452,564	590,984	639,327
Sales	108,347	134,511	142,356
	560,911	725,495	781,683
Operating expenses
Cost of services (exclusive of depreciation and amortization)	247,730	318,989	351,430
Cost of sales (exclusive of depreciation and amortization)	76,082	92,231	100,621
Amortization of service contract software	5,312	5,799	7,007
Selling, general and administrative expenses	80,074	105,274	131,844
Depreciation and amortization	42,373	55,478	59,787
Operating income	109,340	147,724	130,994
Other (income) deductions:
Interest expense	26,397	30,952	26,548
Other (income) expense, net	1,184	(748)	(1,700)
Equity in loss of joint ventures	—	6,060	2,064
Early extinguishment of debt	293	16,868	478
	27,874	53,132	27,390
Income before income tax expense	81,466	94,592	103,604
Income tax expense	29,319	28,850	28,285
Net income	52,147	65,742	75,319
Convertible preferred stock dividend	7,661	4,721	—
Net income available to common stockholders	$44,486	61,021	75,319
Basic and diluted net income per share:
Basic net income available to common stockholders	$0.74	0.84	0.84
Diluted net income available to common stockholders	$0.59	0.72	0.81
Weighted average number of shares used in per share calculations:
Basic shares	60,010	73,014	89,327
Diluted shares	88,143	90,710	92,484

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	Years Ended December 31,
	2003	2004	2005
Common stock:
Beginning balance	$594	615	884
Issuance of Class A common stock, net of issuance expenses	—	—	—
Issuance of Class A common stock, in connection with employee stock purchase plan	—	1	1
Issuance of Class A common stock in stock option and warrant exercises	21	29	14
Issuance of Class A common stock on conversion of Series A and B preferred stock	—	239	—
Ending balance	615	884	899
Series A Preferred and Series B Preferred Stock:
Beginning balance	1,249	1,326	—
Issuance of Series A preferred stock as paid-in-kind dividend	77	—	—
Issuance of Series B preferred stock	—	—	—
Conversion of Series A and B preferred stock to Class A common stock	—	(1,326)	—
Ending balance	1,326	—	—
Additional paid-in capital:
Beginning balance	384,927	405,957	405,755
Issuance of Class A common stock, net of issuance expenses	471	—	—
Issuance of Class A common stock, in connection with employee stock purchase plan	592	1,159	1,189
Issuance of Series B preferred stock	—	—	—
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	—	1,087	—
Issuance of Series A preferred stock as paid-in-kind dividend	7,584	—	—
Issuance and exercise of stock options and warrants	5,496	12,035	7,234
Purchase of bond hedge	—	(67,198)	—
Issuance of warrants	—	37,930	—
Tax benefit from employee stock options	6,600	14,606	11,394
Deferred compensation	287	179	178
Ending balance	405,957	405,755	425,750
Accumulated losses:
Beginning balance	(214,135)	(169,649)	(108,628)
Net income	52,147	65,742	75,319
Convertible preferred stock dividend	(7,661)	(4,721)	—
Ending balance	(169,649)	(108,628)	(33,309)
Treasury stock:
Beginning balance	(3,539)	(6,743)	(9,403)
Purchases of Class A common stock	(3,204)	(2,660)	(153)
Ending balance	(6,743)	(9,403)	(9,556)
Accumulated other comprehensive income (loss):
Beginning balance	(326)	5,646	11,956
Other comprehensive income (loss)	5,972	6,310	(8,907)
Ending balance	5,646	11,956	3,049
Total stockholders’ equity	$237,152	300,564	386,833
Comprehensive income (loss):
Net income	$52,147	65,742	75,319
Other comprehensive income (loss):
Minimum pension liability adjustment (net of tax)	(781)	(1,531)	1,011
Foreign currency translation adjustment	7,181	6,708	(9,959)
Cash flow hedges	(7,633)	—	—
Reclassification adjustments for losses reclassified into operations	6,314	1,107	—
Unrealized gain on investments	891	26	41
Other comprehensive income (loss)	5,972	6,310	(8,907)
Comprehensive income	$58,119	72,052	66,412

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$52,147	65,742	75,319
Adjustments to reconcile net income to cash provided by Operating activities:
Depreciation and amortization	47,685	61,277	66,794
Change in deferred income taxes, net of effects of businesses acquired	13,354	(6,947)	16,448
Tax benefit from exercise of employee stock options	6,600	14,606	11,394
Non-cash interest expense	2,415	2,107	3,733
Equity in loss of joint ventures	—	6,060	2,064
Supplemental executive retirement plan curtailment	—	—	12,363
Deferred finance fees-early extinguishment of debt	293	16,868	478
Changes in operating assets and liabilities, net of effects of acquisitions:
Short-term investments	(42,175)	(10,350)	52,525
Accounts receivable	(27,802)	(2,257)	(25,011)
Inventories	(3,969)	465	(11,845)
Accounts payable	6,911	5,166	14,597
Accrued liabilities	22,159	(21,020)	(17,694)
Other	(4,792)	(8,594)	(310)
Net cash provided by operating activities	72,826	123,123	200,855
Cash flows from investing activities:
Capital expenditures	(14,599)	(27,279)	(32,357)
Wagering systems expenditures	(21,009)	(53,154)	(110,817)
Change in other assets and liabilities	(41,454)	(37,702)	(31,335)
Investment in joint venture	—	(2,981)	—
Business acquisitions, net of cash acquired	(167,905)	(23,370)	(24,815)
Net cash used in investing activities	(244,967)	(144,486)	(199,324)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	—	22,000	(22,000)
Proceeds from issuance of long-term debt	463,548	580,418	4,378
Payments on long-term debt	(293,137)	(525,414)	(12,786)
Payment of financing fees	(237)	(7,376)	(478)
Dividends paid	—	(4,721)	—
Payment for purchase of bond hedge	—	(67,198)	—
Proceeds from issuance of warrants	—	37,930	—
Net proceeds from issuance of common stock	2,907	10,565	8,348
Net cash provided by (used in) financing activities	173,081	46,204	(22,538)
Effect of exchange rate changes on cash and cash equivalents	1,329	4,081	(6,171)
Increase (decrease) in cash and cash equivalents	2,269	28,922	(27,178)
Cash and cash equivalents, beginning of period	34,929	37,198	66,120
Cash and cash equivalents, end of period	$37,198	66,120	38,942

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004
(in thousands) (Continued)

Non-cash investing and financing activities

For the years ended December 31, 2003, 2004 and 2005

See Notes 9 and 10 for a description of the write-off of deferred financing fees and capital lease transactions.

Supplemental cash flow information

Cash paid during the period for:

	Years Ended December 31,
	2003	2004	2005
Interest	$23,347	31,971	22,823
Income taxes, net of refunds	$7,693	18,079	7,075
Non-cash financing activity during the period:
Convertible preferred stock paid-in-kind dividends	$7,661	—	—

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies

(a) Description of the Business

Scientific Games Corporation (the “Company”) reports its operatations primarily in four business segments: Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group.

The Lottery Group provides a full range of products and services for the lottery industry, such as instant tickets and related services and integrated lottery systems. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. The Company also provides integrated lottery systems including the supply of transaction processing software for the accounting and validation of instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems. The Company’s lottery products and services are provided primarily to governmentally sanctioned lotteries worldwide.

The Pari-mutuel Group provides a broad range of products and services to pari-mutuel wagering operators such as horse and greyhound racetracks, off-track betting (“OTB”) facilities, casinos, jai alai frontons, telephone and internet account wagering operators and other establishments. A key offering of the group is totalisator systems—the complex hardware and software systems that accept wagers, calculate odds and payouts, and process wagering pools,  other  offerings include simulcasting services, high-speed data communications systems, Internet-based wagering systems, player tracking, combination racing/video lottery gaming terminals, and data management tools. The Pari-mutuel group operate on a worldwide basis with customers in North America, Central and South America, Asia, Europe, and the Middle East.

The Venue Management Group owns and operates licensed pari-mutuel wagering facilities, OTB’s, in Connecticut and Maine and is the exclusive licensed operator of all on-track and off-track pari-mutuel wagering operations in the Netherlands.

The Telecommunications Products Group provides highly secure, paper-based, prepaid phone cards for the international cellular telephone markets, utilizing the Company’s secure instant ticket production process to ensure the integrity and reliability of the phone cards. The division’s base of operations is in United Kingdom.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company’s ownership is greater than 50%. Investments in other entities in which the Company has the ability to exercise significant influence over the investee are also accounted for in the consolidated financial statements. All inter-company balances and transactions have been eliminated in consolidation.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

(c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents.

(d) Short-term Investments

The Company has certain investments in Auction Rate Securities totaling $52.5 million and none at December 31, 2004 and 2005, respectively. These securities are debt securities classified as trading securities in accordance with Statement of Financial Accounting Standard 115, “Accounting for Investments in Debt and Equity Securities.” Trading securities are recorded at fair value with changes in fair value recorded in earnings. These securities are issued by political subdivisions within the United States. At December 31, 2004, the remaining auction days for these securities were between 7-35 days.

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

(f) Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3-12
Transportation equipment	3-7
Furniture and fixtures	5-10
Buildings and leasehold improvements	5-40

(g) Deferred Installation Costs

Certain of our lottery and pari-mutuel systems contracts require us to perform installation activities. Our direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after we enter into a contract and end

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

when the setup activities are substantially complete. Such activities do not represent a separate earnings process and are deferred and amortized over the expected life of the contract. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $18,700 and $44,700 at December 31, 2004 and 2005, respectively.

(h) Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations (“SFAS 141”), and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS 142 requires, commencing January 1, 2002, that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired. SFAS 144 requires that intangible assets with finite useful lives continue to be amortized over their useful lives, but be tested for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable.

(i) Other Assets and Investments

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems for use in its lottery and wagering service contracts. Capitalized costs are amortized on a straight-line basis over the expected useful lives. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, patents, trademarks, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets. See Note 6 for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

(k) Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectibility is probable or reasonably assured depending on the applicable revenue recognition guidance followed. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our operating segments:

Lottery Group

Revenue from the sale of instant tickets that are sold on a per unit price basis is recognized when the customer accepts the product pursuant to the terms of the contract.

Revenue from the sale of instant tickets that are sold on a variable price basis is recognized when the percentage of the amount of retail sales is determined.

Revenue from cooperative service contracts is recognized based upon a percentage of the amount of the retail value of lottery tickets pursuant to the terms of the contract.

Revenue from licensing branded property coupled with a service component whereby the Company purchases and distributes merchandise prizes on behalf of the lottery authorities to identified winners is recognized on a performance based measure pursuant to the terms of the contract.

Revenue from licensing of branded property with no service component is recognized when the licensed property branded game goes on sale by the lottery.

Revenue from online lottery services is recognized as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract.

Revenue from the sale of a lottery system, which includes the customization of software,  is recognized on the percentage of completion method of accounting.

Revenue from the perpetual licensing of customized lottery software is recognized on the percentage of completion method of accounting.

Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

Revenue derived from enhancements to lottery software is recognized at the time we provide such enhancements.

Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

Pari-mutuel Group

Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by the customers’ patrons at the time of the wager pursuant to the terms of the contract.

Revenue from the provision of simulcasting and telecommunications services is recognized as the services are performed pursuant to the terms of the contract.

Revenue from the sale of a pari-mutuel wagering system, which includes the customization of software, is recognized on the percentage of completion method of accounting.

Revenue from the sale of pari-mutuel wagering terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Revenue from the perpetual licensing of customized pari-mutuel software is recognized on the percentage of completion method of accounting.

Venue Management Group

Revenue from wagering at Company owned or operated sites is recognized as a percentage of the amount wagered by our customers at the time of the wager.

Revenue from the provision of facilities management services to non-Company owned wagering sites is recognized as a percentage of the amount wagered by our customers’ patrons at the time of the wager pursuant to the terms of the contract.

Telecommunications Products Group

Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.

(l) Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is unlikely.

(m) Foreign Currency Translation

The U.S. dollar is the functional currency for most of our businesses. Significant operations with local currency as functional currency include operations in the United Kingdom and the European Union. Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and  have not been material to the financials statements.

(n) Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided it discloses the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value-based method. Accordingly, no stock option related compensation expense has been recognized for a substantial majority of its stock-based compensation plans. The Company was required to adopt SFAS 148 for the year ended December 31, 2002.

Had the Company, however, elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net income and net income per share would have changed to the pro forma amounts indicated in the table below.

Pro forma net income and income per basic and diluted share were:

	Year Ended December 31,
	2003	2004	2005
Net income available to common stockholders, as reported	$44,486	61,021	75,319
Add: Stock-based compensation expense included in reported net income, net of related tax effects	187	297	313
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,850)	(6,498)	(9,512)
Pro forma net income available to common Stockholders	$40,823	54,820	66,120
Net income available to common stockholders per basic share:
As reported	$0.74	0.84	0.84
Pro forma	$0.72	0.75	0.74
Net income available to common stockholders per diluted share:
As reported	$0.59	0.72	0.81
Pro forma	$0.57	0.65	0.73

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

The fair value of the options granted was estimated using the Black-Scholes option-pricing model based on the weighted average market price at date of grant of  $11.21 in fiscal 2003, $20.64 in 2004, and $27.13 in 2005 and the following assumptions: risk-free interest rate of 3.3% for fiscal 2003, 3.8% for fiscal 2004 and 4.1% for fiscal 2005; expected option life of seven years for fiscal 2003 and approximately five years for 2004 and 2005; expected volatility of 72% for fiscal 2003 and 34% for fiscal 2004 and 2005; and no dividend yield in any year. The average fair values of options granted during fiscal years 2003, 2004, and 2005 were $7.68, $9.23 and $10.26, respectively. Compensation cost is also measured for the fair value of the Employee Stock Purchase Plan using the Black-Scholes option pricing model and based on the following assumptions: risk-free interest rate of 1.2%, 1.7% and 3.2% for 2003, 2004 and 2005, respectively; the expected life of six months for 2003, 2004 and 2005; expected volatility of 34.5%, 33.69% and 28.89% for 2003, 2004 and 2005, respectively. The weighted average fair values for 2003, 2004 and 2005 were $0.66, $1.52 and $1.98, respectively.

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

(p) Comprehensive Income

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that unrealized gains and losses from the Company’s foreign currency translation adjustments, interest rate derivatives designated as cash flow hedges, unrecognized minimum pension liability and unrealized gains and losses on investments be included in other comprehensive income.

(q) Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), require that all derivative instruments be recorded on the balance sheet at their respective fair values.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid or received related to its long-term debt obligation or customer contract, respectively (“cash

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

flow”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific components of its long-term obligations and contract cash receipts. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedge item.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer highly effective in offsetting changes in cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheet, and recognizes any changes in its fair value in operations.

In 2003 and 2004 the Company had several derivative contracts to hedge part of the Company’s foreign currency exposure with respect to cash receipts under a contract with the Ontario Lottery Commission. These derivative instruments were designated as cash flow hedges and recorded on the balance sheet at December 31, 2003, at their respective fair values as prescribed by SFAS 133, SFAS 138 and SFAS 149.

(r) Reclassification to Prior Years’ Consolidated Financial Statements

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current presentation.

(s) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements.  SFAS No. 123(R) was originally effective for periods beginning after June 15, 2005; however, in April 2005, the Securities and Exchange Commission (“SEC”) changed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 for non-small business issuers. SFAS No. 123(R) provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Company will adopt SFAS 123(R) on January 1, 2006 using the modified prospective transition method. Under modified prospective application, FAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

Based on the grants issued prior to January 1, 2006 and are unvested at January 1, 2006, the Company anticipates recognizing share-based compensation expense in 2006 of approximately $16,200.

The total share based compensation expense in the 2006 financial statements cannot be predicted at this time because the Company expects to continue its policy of granting share-based payment awards in the future. Based on this policy, the 2006 approximated value should increase throughout the year based on the number of shares awarded. SFAS 123(R) also requires that the classification of tax benefits associated with exercising stock options will change from an operating cash flow activity to a financing cash flow activity. This will reduce the net operating cash flows and increase the net financing cash flows of the Company in 2006. The Company’s cannot estimate the impact on the cash flow statement as it is dependent on the amount and timing of employee stock option exercises.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“SFAS 143”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company has applied the guidance of FIN 47, which did not have a material impact on our financial statements.

(2)   Basic Income Per Common Share and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2005, the Company had outstanding stock options, warrants, restricted stock units and convertible debentures which could potentially dilute basic earnings per share in the future (see Notes 12 and 13).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2)   Basic Income Per Common Share and Diluted Income Per Common Share (Continued)

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2003, 2004 and 2005:

	Years Ended December 31,
	2003	2004	2005
Income (numerator)
Net income available to common Stockholders	$44,486	61,021	75,319
Add back preferred stock dividend	7,661	4,721	——
Income before preferred stock dividend available to common stockholders (diluted)	$52,147	65,742	75,319
Shares (denominator)
Basic weighted average common shares outstanding	60,010	73,014	89,327
Effect of diluted securities—stock options and preferred shares	28,133	17,696	3,157
Diluted weighted average common shares outstanding	88,143	90,710	92,484
Basic and Diluted per share amounts
Basic net income available to common stockholders	$0.74	0.84	0.84
Diluted net income available to common stockholders	$0.59	0.72	0.81

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000 Convertible Debentures is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise. Such shares were excluded from the year ended December 31, 2004 and 2005 calculations, as they were anti-dilutive. The preferred stock was converted to common stock in 2004.

(3)   Acquisitions

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

The excess of the additional purchase price over the fair value of the net assets acquired of approximately $20,700 was recorded as goodwill. The operating results of SGLA have been included in the Company’s operating income since the initial acquisition of the 65% interest in 2002, with the minority portion of such earnings included as a deduction in “Other expense”. In the second quarter of 2005, this deduction ceased. The goodwill of approximately $20,700 from the acquisition of SGLA is not deductible for tax purposes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3)   Acquisitions (Continued)

On December 31, 2004, the Company acquired all of the outstanding shares of Printpool Honsel GmbH (“Honsel”), a German company which is the supplier of instant tickets to all of the 16 state operated lotteries in Germany and sells other lottery products, such as bet slips and paper rolls, to customers in approximately 25 countries. The purchase price was approximately $21,000 in cash and additional amounts of up to approximately $10,500 in cash upon achievement of certain performance levels over the next five years. The performance target for December 31, 2005 was achieved and the Company recorded an income charge of approximately $1,700. The operating results of Honsel have been included in the Company’s consolidated operating results since January 1, 2005. Had the operating results of Honsel been included as if the transaction had been consummated on January 1, 2004, the Company’s pro forma operating results for the year ended December 31, 2004 would not have been materially different from the actual reported results. The goodwill of approximately $13,000 from the acquisition of Honsel is not deductible for tax purposes.

On November 6, 2003, the Company acquired IGT OnLine Entertainment Systems, Inc. (“OES”) from International Game Technology (NYSE: IGT) for $143,000 in cash plus expenses and an $7,000 working capital payment, subject to closing adjustments. Upon consummation of the acquisition, the Company changed the name of IGT OnLine Entertainment Systems, Inc. to Scientific Games Online Entertainment Systems, Inc.

The following table presents unaudited pro forma results of operations as if the acquisition of OES had occurred on January 1, 2003. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003.

Year Ended December 31, 2003 (1)
(unaudited)
Operating revenues	$687,961
Operating income	127,980
Income before income tax expense	92,351
Net income	56,986
Convertible preferred stock dividend	7,661
Net income available to common stockholders	$49,325
Basic net income per share available to common stockholders	$0.82
Diluted net income per share available to common stockholders	$0.65

1)               The amounts in this column represent the pro forma results of operations of Scientific Games without OES for the year ended December 31, 2003 and OES for the twelve months ended September 27, 2003.

On January 17, 2003, the Company completed the acquisition of MDI Entertainment, Inc. (“MDI”). The acquisition was recorded using the purchase method of accounting. The excess of the $22,958 purchase price over the fair values of the net assets acquired is approximately $22,213 and has been

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3)   Acquisitions (Continued)

recorded as goodwill. The operating results of MDI have been included in the Company’s consolidated operating results since the date of acquisition. Had the operating results of MDI been included as if the transaction had been consummated on January 1, 2003, the Company’s pro forma operating results for the year ended December 31, 2003 would not have been materially different from the actual reported results. Goodwill from the acquisition of MDI is not deductible for tax purposes.

(4)   Inventories

Inventories consist of the following:

	December 31,
	2004	2005
Parts and work-in-process	$18,655	20,694
Finished goods	9,407	19,454
	$28,062	40,148

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

(5)   Property and Equipment

Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2004	2005
Machinery, equipment and deferred installation costs	$387,518	501,700
Land and buildings	54,913	65,195
Transportation equipment	6,789	6,795
Furniture and fixtures	14,273	16,107
Leasehold improvements	19,738	19,992
Construction in progress	61,156	56,680
Property and equipment, at cost	544,387	666,469
Less: Accumulated depreciation	(272,961)	(300,250)
Net property and equipment	$271,426	366,219

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 amounted to approximately $36,800, $41,500 and $43,300 respectively.

Cost for equipment associated with specific wagering systems contracts not yet placed in service are recorded as construction in progress. When the equipment is placed in service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(6)   Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The following disclosure presents certain information on the Company’s acquired intangible assets as of December 31, 2004 and 2005. Amortized intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2004
Amortizable intangible assets:
Patents	15	$4,221	477	3,744
Customer lists	14	20,175	7,597	12,578
Customer service contracts	15	3,781	1,331	2,450
Licenses	4	10,377	3,315	7,062
Lottery contracts	5	31,802	7,910	23,892
		70,356	20,630	49,726
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$125,269	31,067	94,202
Balance at December 31, 2005
Amortizable intangible assets:
Patents	15	$5,201	811	4,390
Customer lists	14	18,813	8,804	10,009
Customer service contracts	15	3,793	1,392	2,401
Licenses	4	14,458	6,906	7,552
Lottery contracts	5	31,902	13,441	18,461
		74,167	31,354	42,813
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$129,080	41,791	87,289

The aggregate intangible amortization expense for the years ended December 31, 2003, 2004 and 2005 was approximately $4,600, $10,800 and $10,700, respectively. The estimated intangible asset amortization expenses for the year ending December 31, 2006 and for each of the subsequent four years, ending December 31, 2010 are approximately $11,400, $9,800, $8,400, $1,700 and $1,600 respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(6)   Goodwill and Intangible Assets, Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (Continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as our operating segments, for the period from December 31, 2003 to December 31, 2005. In 2005, the Company has recorded (a) a $2,928 increase in goodwill in connection with the acquisition of certain assets and the assumption of certain liabilities from Promo-Travel International, Inc. in February 2005, (b) a $20,680 increase in goodwill related to the acquisition of the remaining 35% minority interest in SGLA in April 2005, (c) an $128 increase for the acquisition of off-track betting operations in June 2005 and November 2005 and (d) a $3,502 increase in goodwill associated with the final purchase price valuation and allocation adjustments of the Honsel acquisition. Although substantially complete the purchase price allocation for the recent acquisitions will be completed within one year of their respective acquisition dates.

The Company recorded a $1,190 increase in goodwill in 2004 in connection with an earnout payment pursuant to the SGLA purchase agreement. Goodwill relating to the OES acquisition decreased mainly due to a contract termination payment of $5,759 received by the Company from a third party. The remainder of the decrease is related to the final purchase price valuation and allocation adjustments.  As noted above the Company recorded goodwill for Honsel in 2004 of $9,503 related to preliminary purchase price allocation which has been finalized as of December 31, 2005.

Goodwill	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Balance at December 31, 2003	$307,868	487	—	—	308,355
SGLA earnout payment	1,190	—	—	—	1,190
Acquisition of OES	(7,117)	—	—	—	(7,117)
Acquisition of PrintPool Honsel GmbH	9,503	—	—	—	9,503
Balance at December 31, 2004	311,444	487	—	—	311,931
Acquisition of 35% minority interest in SGLA	20,680	—	—	—	20,680
Acquisition of Promo-Travel International	2,928	—	—	—	2,928
Acquisition of PrintPool Honsel GmbH	3,502	—	—	—	3,502
Other acquisitions	—	—	128	—	128
Balance at December 31, 2005	$338,554	487	128	—	339,169

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(7)   Other Assets and Investments

Other assets and investments, (net) consist of the following:

	December 31,
	2004	2005
Software systems development costs	$40,388	46,536
Deferred financing costs	20,307	17,650
Deferred tax asset	10,698	5,341
SERP trust	15,097	15,355
Other assets	33,679	40,401
	$120,169	125,283

In the years ended December 31, 2004 and 2005, the Company capitalized $13,385 and $16,980, respectively, of software systems development costs related primarily to lottery and pari-mutuel wagering systems and video gaming. Capitalized costs are amortized on a straight-line basis over a period of five to ten years.

Deferred financing costs arise in connection with the procurement of long-term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2004, the Company entered into a series of transactions, including the issuance of the 2004 Notes, the Convertible Debentures and the 2004 Facility. The proceeds from these transactions were used to repay outstanding borrowings under the 2003 Facility and the majority of the outstanding borrowings under the 2000 Notes. The Company capitalized approximately $21,400 in connection with these transactions and wrote-off, as early extinguishment of debt, approximately $9,500 of previously deferred financing costs.                Amortization of deferred financing costs amounted to approximately $2,400, $2,100 and $3,700 for the years ended December 31, 2003, 2004 and 2005, respectively.

In 2003, the Company made an initial $14,700 cash payment to a rabbi trust, to provide for the payment of certain benefits under the Company’s Supplemental Executive Retirement Plan (the “SERP”). The rabbi trust then made payments totaling $14,700 for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $15,168 at December 31, 2005.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(8)   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2004	2005
Compensation and benefits	$26,135	21,992
Customer advances	4,579	6,667
Deferred revenue	3,263	8,873
Accrued income taxes	7,149	—
Taxes, other than income	6,806	4,489
Accrued licenses	5,383	5,396
Accrued contract costs	10,958	9,461
Other	32,797	23,427
	$97,070	80,305

(9)   Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2005
12 1/2% Series B Senior Subordinated Notes due 2010	$7,645	—
2004 Revolving Credit Facility due 2009	22,000	—
2004 Term B loan with varying interest rate due 2009	100,000	99,000
2004 6 1/4% Senior Subordinated Notes due 2012	200,000	200,000
2004 0.75% Convertible Senior Subordinated Debentures due 2024	275,000	275,000
Capital lease obligations, payable monthly through September 2009, interest as of 12/31/05 from 4.6% to 7.4%	2,072	1,853
Various loans and bank facilities, interest as of 12/31/05 from 5.5% to 7.6%.	4,161	4,882
Total long-term debt	610,878	580,735
Less current installments	4,370	6,055
Long-term debt, excluding current installments	$606,508	574,680

	Debt and Capital Lease Payments Due by Period
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Long—term debt, 6 1/4% Notes	200,000	—	—	—	—	—	200,000
Long—term debt, 0.75% Notes	275,000	—	—	—	—	—	275,000
Long-term debt, 2004 Facility	—	—	—	—	—	—	—
Long-term debt, Term B loan	99,000	1,000	1,000	1,000	96,000	—	—
Other long-term debt	6,735	5,055	637	356	226	11	450
Total	$580,735	6,055	1, 637	1,356	96,226	11	475,450

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

In December 2004, we entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of our debt, lower our average cost of borrowing, and reduce our exposure to rising interest rates. We sold $275,000 of 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), sold $200,000 of 6.25% senior subordinated notes due 2012 (the “2004 Notes”), and entered into a new senior secured credit facility (the “2004 Facility”) which consists of a $250,000 revolving credit facility due December 2009 and a $100,000 Term Loan B due December 2009, (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the “2004 Securities”).  The proceeds of the 2004 Securities, net of fees and expenses, were used to redeem approximately $57,900 of the 2000 Notes, to pay the related $6,900 redemption premium and consent fee related to these redemptions, and to replace our existing senior secured credit facility (the “2003 Facility”).

On December 23, 2004, the Company entered into the 2004 Facility which consists of a $250,000 revolving credit facility, of which $22,000 was borrowed at closing, and a $100,000 Term B Loan. The initial drawings under the 2004 Facility were used to repay a portion of existing senior indebtedness in conjunction with the refinancings completed in December 2004. Loans under the 2004 Facility carry interest at the Base Rate plus a margin of 0.75% per annum, or at the rate of LIBOR plus a margin of 1.75% per annum, subject to quarterly adjustment of the margin, after June 23, 2005, based on the Company’s prevailing Consolidated Leverage Ratio. Margins on Base Rate and LIBOR loans range from 1.00% to 0.25% and from 2.00% to 1.25%, respectively, with the lowest levels achieved when the Company’s Consolidated Leverage Ratio is less than 2.00 to 1.00. The Term B Loan matures in December 2009 and requires quarterly principal payments of $250 through December 31, 2008 plus four quarterly principal payments of $24,000 in 2009. The 2004 Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock of all of the 100%-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its 100%-owned domestic subsidiaries. The 2004 Facility is supported by guarantees provided by all of the Company’s direct and indirect 100%-owned domestic subsidiaries.

In addition, the 2004 Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i)  50% of the net cash proceeds from the sale or issuance of equity if the Company’s Consolidated Leverage ratio exceeds 3.00 to 1.00; (ii) 100% of the net cash proceeds from the sale or issuance of debt securities; and (iii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80,000 per annum.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

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

•       A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the 2004 Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

The Company was in compliance with its covenants as of December 31, 2005 and for all of the quarters included in the fiscal year 2005.

At December 31, 2005, the Company had no borrowings outstanding and approximately $30,301 in letters of credit issued under the revolving credit portion of the 2004 Facility, leaving approximately $219,699 available for additional borrowing or letter of credit issuance. The revolver is available for

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

general corporate purposes, including capital expenditures and acquisitions. The average interest rate on the revolver and Term B Loan borrowings at December 31, 2005 was 6.14%.

The net cash proceeds of the 2004 Notes were used to repay a portion of existing senior indebtedness and to redeem the approximately $57,939 of the 2000 Notes which were tendered in conjunction with the refinancings completed by the Company in December 2004. The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The 2004 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s 100%-owned U.S. subsidiaries (see Note 23). The 2004 Notes will be redeemable, at the option of the Company, at any time on or after December 15, 2008, in whole or in part, at redemption prices equal to 103.125%, 101.563%,  and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively. The 2004 Notes mature December 15, 2012. The indenture governing the 2004 Notes contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

The net cash proceeds of the Convertible Debentures were used to repay a portion of existing senior indebtedness in conjunction with the refinancings completed by the Company in December 2004. The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% thereafter. Interest on the Convertible Debentures is payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of the Company’s Class A Common Stock at a rate of 34.3643 shares per $1,000 principal amount of Convertible Debentures, which equates to a conversion price of $29.10 per share of Common Stock. The Company has elected to deliver, upon conversion, cash equal to the lesser of the aggregate principal amount of Convertible Debentures to be converted and our total conversion obligation, and shares in the event our conversion obligation exceeds the aggregate principal amount of Convertible Debentures to be converted. Holders of the Convertible Debentures may convert the Convertible Debentures when the market price of the Company’s Common Stock equals or exceeds $34.92, subject to certain conditions, if the Company calls the Convertible Debentures for redemption, or upon certain corporate transactions. The Convertible Debentures are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s 100%-owned U.S. subsidiaries (see Note 22). The Convertible Debentures will be redeemable, at the option of the Company, at any time on or after June 1, 2010, in whole or in part, at a redemption price equal to 100.000% of the principal amount. Holders of the Convertible Debentures have the right to require the Company to repurchase the Convertible Debentures, in whole or in part, at a redemption price equal to 100.000% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indentures governing the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

Convertible Debentures. The Convertible Debentures mature on December 1, 2024. The indenture governing the Convertible Debentures contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

Concurrently with the sale of the Convertible Debentures, the Company purchased a bond hedge designed to mitigate the potential dilution from the conversion of the Convertible Debentures. Under the five year term of the bond hedge, the sellers of the option (the “counterparties”) will deliver to the Company upon the Company’s exercise of such options after a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of the Company’s Class A Common Stock exceeds $29.10 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Debentures is approximately 9,450 shares. The bond hedge provides for net share settlement upon exercise.

The cost of the purchased bond hedge of approximately $67,200 was partially offset by the sale of warrants (the “warrants”) for approximately $37,900 to acquire up to approximately 9,450 shares of the Company’s Class A Common Stock to the counterparties with whom the Company entered into the bond hedge. The warrants are exercisable in year five at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company’s Class A Common Stock at exercise exceeds the underlying strike price per share. The price of the bond hedge and premium from the sale of the warrants resulted in a net charge to Stockholders’ equity in the amount of approximately $29,300.

The net effect of the purchased bond hedge and the warrants is to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion. According to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the convertible debentures are accounted for as convertible debt. The options and warrants underlying the bond hedge are accounted for according to EITF 00-19 as equity securities.

On November 6, 2003, the Company entered into the 2003 Facility by amending and restating the 2002 Facility to (a) permit the OES acquisition and related incurrence of indebtedness, (b) increase the revolving credit facility by $25,000 to $75,000, (c) enter into a $462,825 Term C Loan of which $287,825 was used to repay in full the existing Term B Loan, $143,000 was used to pay the purchase price for the OES acquisition and the balance is available for general corporate purposes, and (d) make certain other changes to the Credit Agreement.   In August 2005, the Company redeemed the remaining $7,645 of the 2000 Notes and paid a redemption premium of $478.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(10)   Leases

At December 31, 2005, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2010. Future minimum lease payments required under these leasing arrangements at December 31, 2005 are as follows: $11,500 in 2006; $10,500 in 2007; $9,400 in 2008; $7,500 in 2009; $3,400 in 2010 and $9,300 thereafter. Total rental expense under these operating leases was approximately $12,200, $15,300 and $12,600 in the years ended December 31, 2003, 2004 and 2005, respectively.

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

The Company believes that the fair value of its fixed interest rate debt approximated $498,043 and $497,235 at December 31, 2004 and 2005, respectively, based on reference to dealer markets. The Company believes that the fair value of its variable interest rate debt approximated $128,173 and $104,170 at December 31, 2004 and 2005, respectively, based on reference to dealer markets (see Note 9).

(12)   Stockholders’ Equity

Preferred Stock

The Company has a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, none of which is currently outstanding.

In August 2004, the holders of our then outstanding shares of preferred stock known as Series A Convertible Preferred Stock converted their stock into an aggregate 23,832 shares of Class A Common Stock at a conversion price of $5.56 per share. The Preferred Stock had originally been issued in September 2000 for gross proceeds of $110 million and required dividend payments at a rate of 6% per annum. We satisfied the dividend requirement using additional shares of preferred stock through December 2003 and thereafter in cash. For the years ended December 31, 2002 and 2003, we issued approximately 74 and 77 shares of Series A Preferred Stock, respectively, as paid-in-kind dividends and recorded dividends of $7,484 and $7,661, respectively. For the period of January 2004 through conversion in August 2004, we paid the dividends on the Preferred Stock in cash totaling $4,721. Preferred stock dividends have been deducted in determining the amount of the net income available to common stockholders in the consolidated statements of operations.

Prior to conversion, the majority of the shares of Series A Convertible Preferred Stock were held by a subsidiary of MacAndrews & Forbes Holdings Inc. (“MacAndrews”), a privately held diversified holding company whose sole stockholder is Ronald O. Perelman. Upon conversion, MacAndrews was issued approximately 21.9 million shares of Common Stock which currently represents approximately 24.4% of our outstanding Common Stock. Based on its level of share ownership, MacAndrews has the right to designate up to four members of our Board of Directors pursuant to the provisions under a Stockholders’ Agreement with the Company dated September 6, 2000, as supplemented by an agreement dated June 26, 2002 and by an agreement dated October 10, 2003. The Stockholders’ Agreement was originally entered

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(12)   Stockholders’ Equity (Continued)

into with holders of the Series A Convertible Preferred Stock in connection with the initial issuance of the Preferred Stock and provides for, among other things, the right of the holders to designate up to four members of the Board based on their ownership of Preferred Stock or the common stock issued upon conversion thereof. The percentages that must be maintained in order to designate directors are as follows: (a) 20% to designate four directors; (b) 16% to designate three directors; (c) 9% to designate two directors; and (d) 4.6% to designate one director. Such percentages, in each case, are to be determined based on our fully diluted common stock subject to certain exclusions of up to 10 million shares of common stock that may be issued in the future under the Company’s “shelf” registration statement on Form S-3 (Registration No. 333-110477), which was filed with the SEC on November 13, 2003, amended on February 3, 2004 and declared effective on February 12, 2004 or in connection with the Convertible Notes and warrants sold in December 2004. In addition, if the Company fails to comply with certain of its obligations under the Stockholders’ Agreement, then, as long as such failure continues, the Board of Directors would be increased by 3 members, and the holders would have a right to designate 3 additional directors to serve on the Board.

Common Stock

The Company has two classes of common stock, consisting of Class A Common Stock and Class B Non-voting Common Stock (the “Class B Common Stock”). All shares of Class A Common Stock and Class B Common Stock entitle holders to the same rights and privileges except that the Class B Common Stock is non-voting. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

Warrants

During 2003, the Company issued 18 shares of Class A Common Stock upon the exercise of 43 warrants at a price of $3.32 per share. These warrants were exercised pursuant to a “cashless” exercise provision that permitted the payment of the exercise price to be satisfied by having the Company withhold a number of shares having a market value equal to the purchase price. The Company also issued 147 shares of Class A Common Stock in connection with the exercise of certain warrants to purchase Class B Common Stock at a price of $3.833 per share which were converted into Class A Common Shares in accordance with provisions contained in the warrant agreement.

During 2004, the Company issued 203 shares of Class A Common Stock upon the exercise of 250 warrants at a price of $3.58 per share. The warrants were exercised pursuant to a “cashless” exercise provision that permitted the payment of the exercise price to be satisfied by having the Company withhold a number of shares having a market value equal to the purchase price.

During 2004, the Company sold warrants to acquire up to approximately 9,450 shares of the Company’s Class A Common Stock for approximately $37,900 to the parties with whom the Company entered into a bond hedge in connection with the Convertible Debentures. The warrants are exercisable in year five at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company’s Class A Common Stock at conversion exceeds the underlying strike price per share. The effect of the bond hedge and warrants sale was to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(12)   Stockholders’ Equity (Continued)

the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion. (see Note 9).

Employee Stock Purchase Plan

In 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”) under which a total of up to 1,000 shares of Class A Common Stock may be purchased by eligible employees under offerings made by the Company each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock’s market value. Under an amendment to the ESPP adopted in 2005, the purchase price for offering periods beginning in 2006 will represent a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2003, 2004 and 2005, the Company issued a total of 89, 75 and 55 shares, respectively, of common stock at an average price of $6.63, $15.43, and $21.56 per share, respectively.

(13)   Stock Compensation Plans

In May 1995, the holders of certain stock options with exercise prices above market value as of May 26, 1995 exchanged such options to purchase 1,976 shares of Class A Common Stock for 504 Performance Accelerated Restricted Stock Units (“PARS”), representing deferred shares of Class A Common Stock, which vested between May 2001 and May 2005. As of December 31, 2005, no PARS remain outstanding. The Company has issued restricted shares and deferred shares with a three-year vesting schedule to certain non-employee directors under the Company’s equity incentive plans. A total of 37, 14 and 10 restricted shares at a fair market value of $7.26, $16.84, and $23.99 per share were granted in years 2003, 2004 and 2005, respectively. In addition, in June 2003, the Company granted 48 shares of restricted stock at a fair market value of $7.96 per share under the 2003 plan to the Chairman and Chief Executive Officer in connection with an extension of his employment agreement. The restrictions on the shares are scheduled to lapse on the third anniversary of the date of grant. The Company has recorded compensation expense of $287, $426, and $480 in the years ended December 31, 2003, 2004, and 2005, respectively, as selling, general and administrative expenses in the consolidated statements of operations.

The Company grants stock options to employees and directors under the Company’s equity incentive plans at not less than the fair market value of the stock at the date of grant. Options granted over the last several years have been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years.

Beginning in December 2005, the Company began shifting its equity compensation program for employees from awards that consisted primarily of stock options to a combination of stock options and restricted stock units, representing shares of deferred stock. Both types of equity awards will generally vest in five equal annual installments beginning on the first anniversary of the date of the award.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13)   Stock Compensation Plans (Continued)

Information with respect to the Company’s stock options is as follows:

Stock Options	Shares	Average Price (1)
Outstanding at December 31, 2002	9,227	$3.95
Granted	2,533	11.14
Canceled	452	7.47
Exercised	1,973	2.41
Outstanding at December 31, 2003	9,335	6.06
Granted	2,042	20.64
Canceled	63	9.70
Exercised	2,874	4.09
Outstanding at December 31, 2004	8,440	10.23
Granted	2,891	27.07
Canceled	411	15.24
Exercised	1,219	5.95
Outstanding at December 31, 2005	9,701	15.52

(1)          Weighted average exercise price

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding			Exercisable
Exercisable Price Range	Shares	Average Life(1)	Average Price(2)	Shares	Average Price(2)
$1.00 to 6.00	2,177	3.7	$3.38	2,013	$3.42
$6.01 to 15.00	2,089	5.5	7.56	1,563	7.42
$15.01 to 23.00	1,793	8.3	17.51	413	16.25
$23.01 to 27.00	1,120	9.0	23.25	209	23.18
over $27.00	2,522	9.7	27.73	—	NA
	9,701	7.1	15.52	4,198	7.16

(1)          Weighted average contractual life remaining in years.

(2)          Weighted average exercise price.

The number of shares and weighted average exercise price per share of options exercisable at December 31, 2003 and 2004 were 5,296 shares at $3.96 and 4,094 shares at $5.23, respectively.

At December 31, 2005, 3,446 shares are available for future grants under the terms of the Company’s stock option plans. Outstanding options expire prior to December 30, 2015.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

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

(15)   Export Sales and Major Customers

Sales to foreign customers amounted to $28,555, $40,690 and $48,935 in the years ended December 31, 2003, 2004 and 2005, respectively. For the year ended December 31, 2005 the Commonwealth of Pennsylvania represented more than 10% of the Company’s total revenues. The revenue recognized on the Commonwealth of Pennsylvania contracts should continue to be substantial in coming years as the current contract expiration dates are 2007 and 2008.

(16)   Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for U.K. based employees. Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement. The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities. The Company estimates that the amount to be funded in year 2006 will approximate $2,500.

The Company also has an unfunded, nonqualified Supplemental Executive Retirement Plan (the “SERP”), which is intended to provide supplemental retirement benefits for certain senior executives of the Company. The SERP provides for retirement benefits according to a formula based on each participant’s compensation and years of service with the Company. The projected benefit obligation and accumulated benefit obligation for this plan were $12,429 and $9,519 at December 31, 2004 and $15,500 and $13,035 at December 31, 2005.

In December 2005, the Company curtailed the SERP, participation and benefit accruals under the plan have ceased, however no benefits have been paid out to any participants. The Company recorded a charge of $12,363 in the December 31, 2005 income statement for the termination of the SERP. The benefit distribution amounts were agreed upon for each participant and will continue to grow at a rate of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Pension Plans (Continued)

4% annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, the Company made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies have been placed in the rabbi trust, which will hold the policies and death benefits as they are received. The cash value of these policies was approximately $15,168 at December 31, 2005.

The Company consults with its independent actuaries when selecting the discount rate assumptions used to determine benefit obligations and net periodic cost. In selecting the discount rate for the U.S. Plan and the SERP Plan, the Company considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody’s Investor Service. The discount rate assumptions for the benefit obligations for the plans were as follows: U.S. Plan - 5.75% for 2004 and 5.5% for 2005; SERP - 5.75% for 2004 and 5.5% for 2005; and U.K. Plan - 5.25% for 2004 and 4.75% for 2005. The discount rate assumptions for the net periodic cost of the plans were as follows:  U.S. Plan—6.0% for 2004 and 5.75% for 2005; SERP—6.25% for 2004 and 5.75% for 2005; and U.K. Plan—5.5% for 2004 and 5.25% for 2005. The rate of compensation increase for the benefit obligations for the plans were as follows: U.S. Plan—0.0% for 2004 and 2005; SERP—4.0% for 2004 and 2005; and U.K. Plan 2.5% for 2004 and 2.75% for 2005.

The plan assets for the U.S. based plan are invested in Cigna General Account Fund (the “Fund”), which is guaranteed as to principal. In estimating the expected return on the U.S. Plan assets, the Company considers past performance and future expectations for the Fund. At December 31, 2005, the expected return on the U.S. Plan assets was 6.0% compared to 6.5% in the prior year. The SERP Plan has not been funded. The plan assets for the U.K. based plan are primarily invested in equity securities, and the expected return on plan assets was 8% for 2004 and 7.5% for 2005.

The calculation of benefits under the U.K. Plan reflects compensation increases of 3.0% in 2004 and 2005. The calculation of benefits under the SERP reflects compensation increases of 4.0% in 2004 and 2005.

The Company uses a measurement date of December 31 for its pension plans.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Pension Plans (Continued)

The following table sets forth the combined funded status of the plans and their reconciliation with the related amounts recognized in our consolidated financial statements at the December 31 measurement dates:

	December 31,
	2004	2005
Change in benefit obligation
Benefit obligation at beginning of year	$47,191	59,051
Service cost	2,955	2,660
Interest cost	2,788	2,919
Participant contributions	940	843
SERP curtailment	—	4,289
Actuarial loss	4,953	6,521
Benefits paid	(760)	(707)
Settlement payments	(1,705)	—
Other, principally foreign exchange	2,689	(4,484)
Benefit obligation at end of year	$59,051	71,092
Change in plan assets
Fair value of plan assets at beginning of year	$23,029	30,302
Actual gain (loss) on plan assets	2,683	5,394
Employer contributions	2,796	2,267
Plan participant contributions	940	843
Benefits paid	(760)	(707)
Other, principally foreign exchange	1,614	(2,871)
Fair value of assets at end of year	$30,302	35,228
Funded status	$(28,749)	(35,864)
Unrecognized actuarial loss	19,932	15,806
Unrecognized prior service cost	4,833	226
Unrecognized net transition obligation	6	1
Net liability amount recognized	$(3,978)	(19,831)
Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(16,762)	(26,059)
Intangible asset	4,732	226
Accumulated other comprehensive income (pre-tax)	6,992	6,043
Prepaid pension cost	1,060	(41)
Net amount recognized	$(3,978)	(19,831)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Pension Plans (Continued)

	December 31,
	2003	2004	2005
Components of net periodic pension benefit cost:
Service cost	$2,275	2,955	2,660
Interest cost	2,048	2,788	2,919
Expected return on plan assets	(1,481)	(2,041)	(2,246)
Actuarial loss	738	1,314	1,550
Net amortization and deferral	54	64	79
SERP curtailment	—	—	12,363
Amortization of prior service costs	532	768	768
Net periodic cost	$4,166	5,848	18,093

The accumulated benefit obligation for all defined benefit pension plans was $47,064 and $54,037 at December 31, 2004 and 2005, respectively. As required by SFAS 87, for pension plans for which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the consolidated balance sheet at December 31, 2004 and 2005 the additional minimum liability of the unfunded accumulated benefit obligation of $11,724 and $26,059, respectively, as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $240, $225 and $288 during the years ended December 31, 2003, 2004 and 2005, respectively.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company’s Board of Directors. Contribution expense for the years ended December 31, 2003, 2004 and 2005 amounted to approximately $3,456, $4,470 and $2,405, respectively. The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

The asset allocation of the Scientific Games International Pension Plan (“UK Plan”) as of December 31, 2004 and 2005, and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2006	2005	2004
Equity securities	75%	77%	78%
Real Estate	5%	5%	5%
Bonds	20%	16%	17%
Cash	—	2%	—
	100%	100%	100%

The UK Plan investment policy is to maximize long term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

The asset allocation of the U.S. Plan as of December 31, 2004 and 2005, and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
	2006	2005	2004
General Insurance Contracts	100%	100%	100%
	100%	100%	100%

The U.S. Plan investment policy is to maximize long term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.K. Plan	U.S. Plan
2006	379	39
2007	396	48
2008	413	58
2009	430	66
2010	447	84
2011	2,495	926

(17)   Income Tax Expense

	Years Ended December 31,
	2003	2004	2005
The components of income before income taxes are as follows:
United States (“U.S.”)	$61,550	76,103	95,888
Foreign	19,916	18,489	7,716
Consolidated income before income tax expense	$81,466	94,592	103,604

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17)   Income Tax Expense (Continued)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2003	2004	2005
Current
U.S. Federal	$8,045	1,477	18,232
U.S. State	2,177	6,281	2,812
Foreign	4,435	6,557	5,953
Total	$14,657	14,315	26,997
Deferred
U.S. Federal	$12,217	15,882	4,182
U.S. State	1,829	(1,739)	1,341
Foreign	616	392	(4,235)
Total	$14,662	14,535	1,288
Total income tax expense	$29,319	28,850	28,285

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	3.20	3.12	2.61
Federal benefit of R&D credits, net	0.00	0.00	(5.76)
Foreign earnings at lower rates than U.S. federal rate	(3.56)	(.84)	(.64)
Federal benefit of extraterritorial income exclusion	0.00	(4.97)	(.71)
Federal expense (benefit) of U.S. permanent differences	.44	.60	.90
Federal benefit of original issue discount amortization	—	(.23)	(3.72)
Change in U.S. valuation allowance	0.00	(2.37)	(.67)
Other	.91	.19	.29
Effective income tax rate	35.99%	30.50%	27.30%

The effective tax rate decreased to 27.3% in 2005 from 30.5% in 2004. In 2005, the Company recorded a federal tax benefit of 5.8% related to the realization of research and development credits, of which 4.5% will not recur. In 2005, the company also recorded a federal benefit of 3.7% from the amortization of original issue discount related to the issuance of long term debt in 2004. The Company’s tax rate will continue to reflect a benefit from this amortization through 2010. The effect of these tax benefits were partially offset by a 4.2% reduction in the federal tax benefit for extraterritorial income exclusion and a smaller release of the valuation allowance in 2005 of 1.7%.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(17)   Income Tax Expense (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2004	2005
Deferred tax assets
Inventory valuation	$2,432	2,311
Reserves and other accrued expenses	9,391	3,024
Compensation not currently deductible	3,802	7,698
Employee pension benefit included in other comprehensive income	2,187	1,671
Unrealized losses included in other comprehensive income	—	364
Net operating loss carry forwards	32,632	23,791
Tax credit carry forwards	8,819	12,145
Valuation allowance	(5,664)	(6,016)
Realizable deferred tax assets	53,599	44,988
Deferred tax liabilities
Deferred costs and prepaid expenses	(2,245)	(1,693)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(22,396)	(24,185)
Property, plant and equipment	(10,778)	(9,286)
Accumulated DISC income	(7,043)	—
Unrealized gains included in other comprehensive income	(25)	—
Total deferred tax liabilities	(42,487)	(35,164)
Net deferred tax assets on balance sheet	$11,112	9,824
Reported as:
Current deferred tax assets	$414	14,242
Non-current deferred tax assets	10,698	5,341
Non-current deferred tax liabilities	—	(9,759)
Net deferred tax assets on the balance sheet	$11,112	9,824

At December 31, 2005, the Company had net operating loss carry forwards (tax-effected) for federal, state and foreign income tax purposes of $12,607, $718 and $10,467, respectively. If not utilized, the federal tax loss carry forward will expire through 2022. The use of our federal net operating loss carry forwards in any one year is limited due to prior year changes in ownership. The foreign tax losses can be carried forward indefinitely.

The Company has foreign tax credit carry forwards of approximately $6,123 (which if unutilized will expire through 2015), Research & Development credit carry forwards of $3,717 (which if unutilized will

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

expire through 2020), minimum tax credit carry forwards of $2,079 (which can be carried forward indefinitely), and state tax credits of $225 (which if unutilized will expire through 2009.

At December 31, 2005, the Company has established a valuation allowance of $6,016 against the deferred tax assets related to the foreign tax loss carry forwards, where based on available evidence, it is more likely than not that such assets will not be realized. The net change in the valuation allowance for 2004 and 2005 was a decrease of $3,328 and an increase of $352, respectively.

U.S. income taxes have not been provided on the cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. The Company’s intention is to reinvest these earnings permanently. It is not practical to estimate the amount of tax that might be payable on these permanently reinvested earnings, but the Company believes that any additional US tax would be substantially offset by foreign tax credits.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500,000 of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company did not elect the benefit of this provision in 2004 or 2005.

(18)   Business and Geographic Segments

Business segments are defined by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker assessing performance and making operating and capital decisions.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18)   Business and Geographic Segments (Continued)

The following tables represent revenues, profits, depreciation and amortization and assets by business and geographic segments for the years ended December 31, 2003, 2004 and 2005. Operating revenues are allocated among geographic segments based on where the customer is located. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Corporate expenses, including depreciation and amortization, interest expenses and other income or expenses are not allocated among business and geographic segments.

	Year Ended December 31, 2003
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$307,820	80,798	63,946	—	452,564
Sales revenues	54,685	5,399	—	48,263	108,347
Total revenues	362,505	86,197	63,946	48,263	560,911
Cost of services (exclusive of depreciation and amortization)	159,447	43,476	44,807	—	247,730
Cost of sales (exclusive of depreciation and amortization)	40,884	2,790	—	32,408	76,082
Amortization of service contract software	2,947	2,365	—	—	5,312
Selling, general and administrative expenses	40,538	11,208	3,403	4,998	60,147
Depreciation and amortization	25,319	11,718	2,001	2,630	41,668
Segment operating income	$93,370	14,640	13,735	8,227	129,972
Unallocated corporate selling, general and administrative costs, and depreciation and amortization					20,632
Consolidated operating income					$109,340
Assets at December 31, 2003	$566,790	83,064	35,283	43,347	728,484
Unallocated assets at December 31, 2003					234,505
Consolidated assets at December 31, 2003					$962,989
Capital and wagering systems expenditures	$26,663	6,639	830	1,476	35,608

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18)   Business and Geographic Segments (Continued)

	Year Ended December 31, 2004
	Lottery Group	Pari-Mutuel Group	Venue Management Group	Telecommunications Products Group	Totals
Service revenues	$451,056	78,397	61,531	—	590,984
Sales revenues	62,506	4,140	—	67,865	134,511
Total revenues	513,562	82,537	61,531	67,865	725,495
Cost of services (exclusive of depreciation and amortization)	229,502	44,780	44,707	—	318,989
Cost of sales (exclusive of depreciation and amortization)	40,041	2,381	—	49,809	92,231
Amortization of service contract software	3,338	2,461	—	—	5,799
Selling, general and administrative expenses	58,630	9,495	4,084	6,313	78,522
Depreciation and amortization	38,470	10,808	1,951	3,305	54,534
Segment operating income	$143,581	12,612	10,789	8,438	175,420
Unallocated corporate selling, general and administrative costs, and depreciation and amortization					27,696
Consolidated operating income					$147,724
Assets at December 31, 2004	$655,878	78,263	34,228	55,694	824,063
Unallocated assets at December 31, 2004					269,162
Consolidated assets at December 31, 2004					$1,093,225
Capital and wagering systems expenditures	$64,435	14,949	389	660	80,433

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18)   Business and Geographic Segments (Continued)

	Year Ended December 31, 2005
	Lottery	Pari- Mutuel	Venue Management	Telecommunications Products
	Group	Group	Group	Group	Totals
Service revenues	$506,930	71,545	60,852	—	639,327
Sales revenues	75,430	10,313	—	56,613	142,356
Total revenues	582,360	81,858	60,852	56,613	781,683
Cost of services (exclusive of depreciation and amortization)	257,387	47,255	46,788	—	351,430
Cost of sales (exclusive of depreciation and amortization)	53,300	7,041	—	40,280	100,621
Amortization of service contract software	4,778	2,229	—	—	7,007
Selling, general and administrative expenses	68,053	12,265	3,263	5,600	89,181
Depreciation and amortization	43,438	9,654	1,960	3,556	58,608
Segment operating income	$155,404	3,414	8,841	7,177	174,836
Unallocated corporate selling, general and administrative costs, and depreciation and amortization					43,842
Consolidated operating income					$130,994
Assets at December 31, 2005	$813,083	95,377	36,382	43,794	988,636
Unallocated assets at December 31, 2005					183,877
Consolidated assets at December 31, 2005					$1,172,513
Capital and wagering systems expenditures	$109,474	18,512	1,676	13,512	143,174

The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period:

	Years Ended December 31,
	2003	2004	2005
Reportable segment operating income	$129,972	175,420	174,836
Unallocated corporate expense	(20,632)	(27,696)	(43,842)
Interest expense	(26,397)	(30,952)	(26,548)
Other income (expense)	(1,184)	748	1,700
Equity in loss of joint venture	—	(6,060)	(2,064)
Early extinguishment of debt	(293)	(16,868)	(478)
Income before income tax expense	$81,466	94,592	103,604

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18)   Business and Geographic Segments (Continued)

	Years Ended December 31,
	2003	2004	2005
Geographic Segments
Service and Sales Revenue:
North America	$416,372	524,061	569,720
Europe, other than United Kingdom	98,429	124,033	140,195
United Kingdom	10,383	17,358	12,707
Other	35,727	60,043	59,061
	$560,911	725,495	781,683
Long-lived assets (excluding identifiable intangibles):
North America	$176,186	211,800	278,788
Europe, other than United Kingdom	7,619	8,927	29,384
United Kingdom	32,653	37,885	36,432
Other	12,272	12,814	21,615
	$228,730	271,426	366,219

(19)   Equity in Loss of Joint Ventures

The Company is a member of Consorzio Lotterie Nazionali, a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, the Company will be the exclusive supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The consortium commenced operations in mid-2004 and incurred losses in excess of revenues from the sale of instant tickets, reflecting higher than normal expenses for start-up and advertising costs incurred to re-launch the lottery. For the year ended December 31, 2004, the Company recorded an investment of approximately $2,900 and recorded a charge of $6,060, representing its share of the operating losses of the consortium for 2004. For the year ended December 31, 2005 the consortium continued to operate at a loss incurring fewer related costs and increased ticket sales. The Company recorded a charge of $1,713 for its share of the operating losses for 2005.

The Company is a 50% owner of a joint venture with Electronic Game Card, Inc. (“EGC”). EGC is a business to business company whose purpose is to distribute EGC’s reward based digital games to consumers by use of various electronic platforms. These include television, the internet, cell phones, pocket Game Cards and other forms of distribution. In 2005, the Company’s share of the EGC joint venture’s losses totaled approximately $400 compared to $0 in 2004.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Accumulated Other Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability	Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at December 31, 2002	$3,147	(855)	(2,830)	212	(326)
Change during period (1)	7,181	891	(781)	(7,633)	(342)
Reclassification adjustments for Losses reclassified into operations	—	—	—	6,314	6,314
Balance at December 31, 2003	$10,328	36	(3,611)	(1,107)	5,646
Change during period (1)	6,708	26	(1,531)	—	5,203
Reclassification adjustments for Losses reclassified into operations	—	—	—	1,107	1,107
Balance at December 31, 2004	$17,036	62	(5,142)	—	11,956
Change during period (1)	(9,959)	41	1,011	—	(8,907)
Balance at December 31, 2005	$7,077	103	(4,131)	—	3,049

(1)          Amounts are net of income taxes, excluding foreign currency items.

(21)   Litigation

Although the Company  is a party to various claims and legal actions arising in the ordinary course of business, the Company  believes, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on its consolidated financial position or results of operations.

The Company’s subsidiary, Scientific Games International, Inc. (“SGI”), owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (“Ecosalud”), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado (“Seguros”). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which the Company believes was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud’s claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002 the Colombian Government enacted new gaming and lottery legislation which included the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21)   Litigation (Continued)

dissolution of Ecosalud. A new company, Empresa Territorial para la Salud (“Etesa”), was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

The Colombian surety, Seguros, paid $2.4 million to Ecosalud under its $4.0 million bond, and made demand upon SGI for that amount under the indemnity agreement between the surety and SGI. SGI declined to make or authorize any such payment and notified the surety that any payment in response to Ecosalud’s demand on the bond was at the surety’s risk. In a case brought in U.S. District Court for the Northern District of  Georgia, the Colombian surety sought to recover from SGI sums paid (in SGI’s view, improperly) under its surety bond, plus interest. In September 1999, the District Court granted summary judgment for the surety in the amount of approximately $7 million (which included pre-judgment interest at a rate of 38.76% per annum). On appeal, the United States Court of Appeals for the Eleventh Circuit, on August 20, 2001, affirmed the judgment for the principal amount of $2.4 million, but vacated that part of the judgment awarding approximately $4.6 million based on a pre-judgment interest rate of 38.76% with instructions to the District Court to recalculate pre-judgment interest. On February 22, 2002, SGI agreed to settle this matter upon payment of $3.7 million to the Colombian surety. On February 26, 2002, SGI drew upon a $1.5 million letter of credit posted by a former Colombian partner in order to partially fund this payment. This settlement resolves the U.S. litigation with the surety, but the claims in Colombia remain unresolved.

On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Third Section of the Tribunal Contencioso of Cundinamarca in Colombia, which served notice on SGI in May 2002. In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI’s preliminary motion to dismiss the lawsuit and the decision was upheld by the Council of State, the highest appellate court with jurisdiction over this matter, in August 2003, of which SGI received notice in January 2004. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia, the highest authority for these types of disputes.

SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud’s claims. The Company intends to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca, while the appeal motion before the Council of State remains pending. Following final decision of the procedural motions, defenses on the merits will be heard. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although the Company believes that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

On March 4, 2004, Gtech Corporation filed a lawsuit against the Company and several of its subsidiaries, Scientific Games International, Inc., Scientific Games Holdings Corporation and Scientific Games Finance Corporation, in the U.S. District Court for the District of Delaware. The lawsuit alleges

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21)   Litigation (Continued)

that the Company has infringed upon two patents owned by Gtech concerning instant lottery ticket vending and dispensing machines and methods. A judgment of non-infringement was entered in the Company’s favor by the court on March 8, 2006. Gtech indicated intends to appeal, this judgment. If such consent order is entered and such an appeal is filed, the Company expects to vigorously contest the matter.

On May 9, 2005, the Company’s subsidiary, Scientific Games Royalty Corporation, filed suit against Gtech Corporation in U.S. District Court for the District of Delaware alleging patent infringement of the Company’s group participation multiplier patents, U.S. Patent Nos. 6,648,753 and 6,692,354. These patents apply to online lottery games that have an optional bonus wager as a feature of the game. In the event that a player wins a prize in the base game and has chosen to make the bonus wager, all of the player’s prizes in the base game, with the exception of the jackpot amount, may be multiplied by a randomly selected multiplier.  The Company believes that Gtech currently provides such games that infringe the Company’s applicable patents in various jurisdictions in the United States. The lawsuit seeks damages and other relief for such infringement. Discovery is pending.

On December 30, 2004, Gtech Corporation and Gtech Holdings Corporation filed a complaint against the Company and others in a state court in Texas (Travis County, Texas, 98th Judicial District) alleging among other things dissemination of false and defamatory statements concerning Gtech and its business in Mexico and elsewhere, and that the Company was disqualified from Mexican bid procurements for online lottery services. The Company was served with the complaint in this matter on or about April 6, 2005, and the suit is in the early stages of discovery. The Company believes the claims in this suit lack merit and will contest them vigorously.

In early November 2005, the Company was advised that the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by the Company’s subsidiary Scientific Games International, Inc. and one of its now former employees for alleged failure to timely register as a lobbyist. The Company is cooperating with the investigation and, while no assurance can be given, the Company believes that the inquiry will conclude that the Company did not engage in any wrongdoing.

On November 27, 2002, the Company’s subsidiary, Scientific Games International, Inc. filed a lawsuit against Oberthur Gaming Technologies Corp., in the District Court for the Northern District of Georgia. The Company seeks a declaratory judgment that the defendant’s U.S. Patent Nos. 5,704,647 and 5,803,504, are invalid and unenforceable. The patents apply to “Multi-Color Overprinting of Scratch-Off Lottery Tickets” using “screened half tone images” of two, four, six or seven different colors, are invalid and unenforceable. The defendant filed a counterclaim seeking damages and injunctive relief for the Company’s alleged infringement of certain of the claims of these patents. Following a hearing by the court on claim construction, the court issued a ruling on December 5, 2005 with respect to the scope of the patent claims asserted by the defendant against the Company. The court’s ruling served to broaden the scope of relevant prior art in the matter. Although the Company believes that the prior art possessed by the Company should invalidate the patents asserted against us, there can be no assurance that the court will accept the Company’s position. Failure to invalidate the patents could have a material effect on the Company’s ability to utilize the claimed technology, including four-color process overprinting, absent a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21)   Litigation (Continued)

license agreement from the defendant. Discovery in support of a planned motion for summary judgment is pending.

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The 2004 Notes, the Convertible Debentures and the 2004 Facility, are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100%-owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100% owned Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2004 and December 31, 2005 and for the years ended December 31, 2003, 2004 and 2005. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2004 Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

Scientific Games Management Corporation has been reclassified from the Parent Company to the Guarantor Subsidiaries for 2004 and 2003.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$—	49,966	16,154	—	66,120
Short-term investments	—	52,525	—	—	52,525
Accounts receivable, net	—	74,438	32,592	(39)	106,991
Inventories	—	18,245	10,425	(608)	28,062
Other current assets	7,501	21,587	12,681	30	41,799
Property and equipment, net	—	211,424	60,633	(631)	271,426
Investment in subsidiaries	771,987	187,019	(36,563)	(922,443)	—
Goodwill	183	297,000	14,748	—	311,931
Intangible assets	—	79,303	14,899	—	94,202
Other assets	24,499	88,118	15,777	(8,225)	120,169
Total assets	$804,170	1,079,625	141,346	(931,916)	1,093,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	3,370	—	4,370
Current liabilities	1,747	98,499	37,426	1,200	138,872
Long-term debt, excluding current installments	603,645	—	2,863	—	606,508
Other non-current liabilities	(22,681)	48,829	16,699	64	42,911
Intercompany balances	(390,560)	374,656	17,948	(2,044)	—
Stockholders’ equity	611,019	557,641	63,040	(931,136)	300,564
Total liabilities and stockholders’ equity	$804,170	1,079,625	141,346	(931,916)	1,093,225

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$—	15,575	23,367	—	38,942
Short-term investments	—	—	—	—	—
Accounts receivable, net	—	98,704	30,585	(39)	129,250
Inventories	—	29,653	10,920	(425)	40,148
Other current assets	4,938	22,102	19,173	—	46,213
Property and equipment, net	—	261,027	105,759	(567)	366,219
Investment in subsidiaries	417,182	187,577	(26,482)	(578,277)	—
Goodwill	183	300,015	38,971	—	339,169
Intangible assets	—	74,638	12,651	—	87,289
Other assets	11,446	91,140	28,798	(6,101)	125,283
Total assets	$433,749	1,080,431	243,742	(585,409)	1,172,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	5,055	—	6,055
Current liabilities	(7,465)	96,259	46,398	115	135,307
Long-term debt, excluding current installments	573,000	—	1,680	—	574,680
Other non-current liabilities	(13,673)	61,143	22,162	6	69,638
Intercompany balances	(698,987)	658,194	40,793	—	—
Stockholders’ equity	579,874	264,835	127,654	(585,530)	386,833
Total liabilities and stockholders’ equity	$433,749	1,080,431	243,742	(585,409)	1,172,513

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	436,777	133,168	(9,034)	560,911
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	244,255	88,560	(9,003)	323,812
Amortization of service contract software	—	4,913	399	—	5,312
Selling, general and administrative expenses	8,718	58,733	12,635	(12)	80,074
Depreciation and amortization	(2)	32,873	9,502	—	42,373
Operating income (loss)	(8,716)	96,003	22,072	(19)	109,340
Interest expense	25,553	880	4,085	(4,121)	26,397
Other (income) deductions	658	(6,154)	2,598	4,082	1,184
Early extinguishment of debt	293	—	—	—	293
Income (loss) before equity in income of subsidiaries, and income taxes	(35,220)	101,277	15,389	20	81,466
Equity in income of subsidiaries	111,683	—	—	(111,683)	—
Income tax expense	24,316	917	4,086	—	29,319
Net income	$52,147	100,360	11,303	(111,663)	52,147

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	576,266	171,221	(21,992)	725,495
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	314,895	118,383	(22,058)	411,220
Amortization of service contract software	—	5,525	274	—	5,799
Selling, general and administrative expenses	1,189	85,887	18,210	(12)	105,274
Depreciation and amortization	1	43,168	12,309	—	55,478
Operating income (loss)	(1,190)	126,791	22,045	78	147,724
Interest expense	29,604	1,152	3,702	(3,506)	30,952
Other (income) deductions	(2,916)	(534)	5,292	3,470	5,312
Early extinguishment of debt	16,868	—	—	—	16,868
Income (loss) before equity in income of subsidiaries, and income taxes	(44,746)	126,173	13,051	114	94,592
Equity in income of subsidiaries	127,488	—	—	(127,488)	—
Income tax expense	17,000	5,509	6,341	—	28,850
Net income	$65,742	120,664	6,710	(127,374)	65,742

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	602,820	204,251	(25,388)	781,683
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	327,927	149,508	(25,384)	452,051
Amortization of service contract software	—	6,894	113	—	7,007
Selling, general and administrative expenses	2,592	106,455	22,792	5	131,844
Depreciation and amortization	109	44,930	14,748	—	59,787
Operating income (loss)	(2,701)	116,614	17,090	(9)	130,994
Interest expense	25,337	498	713	—	26,548
Other (income) deductions	(28,315)	21,452	7,232	(5)	364
Early extinguishment of debt	478	—	—	—	478
Income (loss) before equity in income of subsidiaries, and income taxes	(201)	94,664	9,145	(4)	103,604
Equity in income of subsidiaries	98,296	—	—	(98,296)	—
Income tax expense	22,776	5,044	465	—	28,285
Net income	$75,319	89,620	8,680	(98,300)	75,319

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$52,147	100,360	11,303	(111,663)	52,147
Depreciation and amortization	(2)	37,786	9,901	—	47,685
Equity in income of subsidiaries	(111,683)	—	—	111,683	—
Non-cash interest expense	2,415	—	—	—	2,415
Early extinguishment of debt	293	—	—	—	293
Other non-cash adjustments	18,840	(4,741)	(52)	—	14,047
Tax benefit from employee stock options	6,600	—	—	—	6,600
Short-term investments	(42,175)	—	—	—	(42,175)
Changes in working capital	(7,672)	(1,101)	(3,812)	4,399	(8,186)
Net cash provided by (used in) operating activities	(81,237)	132,304	17,340	4,419	72,826
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(22,084)	(13,524)	—	(35,608)
Business acquisition, net of cash acquired	—	(167,889)	(16)	—	(167,905)
Other assets and investments	(7,500)	(39,267)	(298)	5,611	(41,454)
Net cash provided by (used in) investing activities	(7,500)	(229,240)	(13,838)	5,611	(244,967)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	462,641	907	—	—	463,548
Payments on long-term debt	(292,568)	(279)	(290)	—	(293,137)
Payment of financing fees	(237)	—	—	—	(237)
Net proceeds from stock issue	2,907	—	5,703	(5,703)	2,907
Other, principally intercompany balances	(101,338)	109,524	(3,859)	(4,327)	—
Net cash provided by (used in) financing activities	71,405	110,152	1,554	(10,030)	173,081
Effect of exchange rate changes on cash	—	(416)	1,745	—	1,329
Increase (decrease) in cash and cash equivalents	(17,332)	12,800	6,801	—	2,269
Cash and cash equivalents, beginning of year	20,095	5,408	9,426	—	34,929
Cash and cash equivalents, end of year	$2,763	18,208	16,227	—	37,198

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries—(Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,742	120,664	6,710	(127,374)	65,742
Depreciation and amortization	1	48,693	12,583	—	61,277
Equity in income of subsidiaries	(127,488)	—	—	127,488	—
Non-cash interest expense	2,107	—	—	—	2,107
Early extinguishment of debt	16,868	—	—	—	16,868
Other non-cash adjustments	(8,353)	366	86	—	(7,901)
Equity loss of joint ventures	—	6,060	—	—	6,060
Tax benefit from employee stock options	14,606	—	—	—	14,606
Short-term investments	42,175	(52,525)	—	—	(10,350)
Changes in working capital	(5,005)	(18,557)	(1,510)	(214)	(25,286)
Net cash provided by (used in) operating activities	653	104,701	17,869	(100)	123,123
Cash flows from investing activities:
Capital and wagering systems expenditures	(952)	(71,697)	(6,991)	(793)	(80,433)
Investment in joint venture	—	(2,981)	—	—	(2,981)
Business acquisition, net of cash acquired	—	(1,709)	(21,661)	—	(23,370)
Other assets and investments	(34,299)	(8,211)	22,288	(17,480)	(37,702)
Net cash provided by (used in) investing activities	(35,251)	(84,598)	(6,364)	(18,273)	(144,486)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	597,000	—	5,418	—	602,418
Payments on long-term debt	(520,624)	(2,923)	(1,867)	—	(525,414)
Payment of financing fees	(7,376)	—	—	—	(7,376)
Net proceeds from stock issue	(23,718)	1,963	(19,828)	18,159	(23,424)
Other, principally intercompany balances	(15,722)	13,082	2,426	214	—
Net cash provided by (used in) financing activities	29,560	12,122	(13,851)	18,373	46,204
Effect of exchange rate changes on cash	2,275	(466)	2,272	—	4,081
Increase (decrease) in cash and cash equivalents	(2,763)	31,759	(74)	—	28,922
Cash and cash equivalents, beginning of year	2,763	18,207	16,228	—	37,198
Cash and cash equivalents, end of year	$—	49,966	16,154	—	66,120

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(22)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$75,319	89,620	8,680	(98,300)	75,319
Depreciation and amortization	109	51,824	14,861	—	66,794
Equity in income of subsidiaries	(98,296)	—	—	98,296	—
Non-cash interest expense	3,733	—	—	—	3,733
Early extinguishment of debt	478	—	—	—	478
Other non-cash adjustments	33,973	(1,773)	2,608	—	34,808
Equity loss of joint ventures	—	2,064	—	—	2,064
Tax benefit from employee stock options	11,394	—	—	—	11,394
Short-term investments	—	52,525	—	—	52,525
Changes in working capital	(6,792)	(40,837)	1,269	100	(46,260)
Net cash provided by (used in) operating activities	19,918	153,423	27,418	96	200,855
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(78,954)	(64,220)	—	(143,174)
Investment in joint venture	—	—	—	—	—
Business acquisition, net of cash acquired	—	(4,094)	(20,721)	—	(24,815)
Other assets and investments	(16,100)	(9,009)	(17,876)	11,650	(31,335)
Net cash provided by (used in) investing activities	(16,100)	(92,057)	(102,817)	11,650	(199,324)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	4,378	—	4,378
Payments on long-term debt	(30,645)	—	(4,141)	—	(34,786)
Payment of financing fees	(478)	—	—	—	(478)
Net proceeds from stock issue	8,348	38	11,683	(11,721)	8,348
Other, principally intercompany balances	19,250	(87,748)	100,106	(31,608)	—
Net cash provided by (used in) financing activities	(3,525)	(87,710)	112,026	(43,329)	(22,538)
Effect of exchange rate changes on cash	(293)	404	(37,865)	31,583	(6,171)
Increase (decrease) in cash and cash equivalents	—	(25,940)	(1,238)	—	(27,178)
Cash and cash equivalents, beginning of year	—	41,515	24,605	—	66,120
Cash and cash equivalents, end of year	$—	15,575	23,367	—	38,942

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(23)   Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004 (a)
Total operating revenues	$185,465	178,112	179,309	182,609
Operating income	37,810	35,883	38,466	35,565
Net income	20,421	19,508	21,461	4,352
Convertible preferred stock paid-in-kind dividend	1,982	1,982	757	—
Net income available to Common stockholders	$18,439	17,526	20,704	4,352
Basic and diluted earnings per share:
Basic net income available to Common stockholders	$0.30	0.28	0.26	0.05
Diluted net income available to Common stockholders	$0.22	0.21	0.24	0.05
Weighted average number of shares used in per share calculations:
Basic shares	61,942	63,153	78,661	88,071
Diluted shares	91,825	90,757	90,777	91,463

(a)           In the fourth quarter the following charges to income, $3,100 of unusual charges in the pari-mutuel segment, a $6,060 charge for our share of the startup costs for the Italian joint venture that began selling tickets and a $16,868 charge for the early extinguishment of debt cost incurred in connection with the write-off of deferred financing fees related to our refinancing of the 2003 Facility and the payment of $6,862 of redemption premium for the purchase of most of our 12 ½% Senior Subordinated Notes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(23)   Selected Quarterly Financial Data (Unaudited) (Continued)

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005 (a)
Total operating revenues	$184,556	197,424	196,824	202,879
Operating income	36,830	41,645	31,185	21,334
Net income available to Common stockholders	$21,015	24,764	19,185	10,355
Basic and diluted earnings per share:
Basic net income available to Common stockholders	$0.24	0.28	0.21	0.12
Diluted net income available to Common stockholders	$0.23	0.27	0.21	0.11
Weighted average number of shares used in per share calculations:
Basic shares	88,616	89,207	89,689	89,780
Diluted shares	91,968	92,141	92,890	92,869

(a)           In the fourth quarter the Company incurred charges for the curtailment of the SERP for $12,363, a non tax-deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition and unanticipated legal and related consulting and severance expenses of $3,001 in connection with unusual matters in North Carolina, Chile, New Jersey and Louisiana.

(24)   Subsequent Event

On January 23, 2006 the Company announced that it had signed a non-binding letter of intent to purchase The Global Draw LTD and certain related companies (“Global Draw”).  In the United Kingdom, Global Draw is a leading supplier of fixed odds betting terminals and systems, and interactive sports betting systems. Global Draw is beginning to extend its central determination, fixed odds system to meet the needs of European video lottery markets. The nonbinding letter of intent specifies an upfront purchase price of approximately $183 million, plus an earn-out which will be paid to the selling shareholder and existing management team depending on the future financial performance of the business. The acquisition is expected to close within the first six months of 2006. The Company expects to finance the acquisition through a combination of borrowings under its existing revolving credit facility and new debt. The potential transaction is subject to the execution of a binding definitive agreement, and other conditions.

On January 20, 2006, the Company signed an agreement to acquire substantially all of the online lottery assets and all technology and intellectual property pertaining to the online lottery business of the Swedish firm EssNet AB (“EssNet”) for $60 million. EssNet specializes in online lottery systems and terminals to run numbers games, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lotteries of Hungary and Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries. The sale is subject to certain closing conditions including regulatory and customer approvals, purchase price adjustments, and other specified conditions. The Company will finance the purchase under its existing $250 million revolving credit facility.

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2004 and 2005
(in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions(1)	Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$3,772	2,262	—	1,445	4,589
Year ended December 31, 2004
Allowance for doubtful accounts	$4,589	3,938	944	4,653	4,818
Year ended December 31, 2005
Allowance for doubtful accounts	$4,818	5,948	—	4,617	6,149

(1)          Amounts written off.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required pursuant to this Item.

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

There were no changes in our internal control over financial reporting  during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially  affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting,” included in Item 8 in this Form 10-K.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” included in Item 8 in the Form 10-K.

ITEM 9B.       OTHER INFORMATION.

No disclosure required pursuant to this Item.

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

Information relating to our executive officers is included in Part I of this From 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

Equity Compensation Plan Information

The following table provides information about the shares of our Common Stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstandin options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,279,606	$13.51	3,376,266
Equity compensation plans not approved by security holders (2)	1,719,600	$21.60	70,107
Total	9,999,206	$14.90	3,446,373

(1)          The “Equity compensation plans approved by security holders” consist of the 1992 Equity Incentive Plan; the 1997 Incentive Compensation Plan; the 2002 Employee Stock Purchase Plan; and the 2003 Incentive Compensation Plan.

(2)          The “Equity compensation plans not approved by security holders” consist of employment inducement stock options awarded during 2002, 2003 and 2005; and the 1995 Equity Incentive Plan.

Inducement Stock Options.   During 2002 and 2003, we granted stock options covering a total of 170,000 shares under employment inducement award agreements to four newly hired employees. These options, 93,800 of which remained outstanding at December 31, 2005, were granted at exercise prices ranging from $5.88 to $7.60 per share and each such option has a ten-year term and becomes exercisable in four equal annual installments, one-quarter of the total on each of the first four anniversaries of the date of grant.  During 2005, we granted stock options covering a total of 1,275,000 shares under employment inducement award agreements to two newly hired employees, including a grant to Michael R. Chambrello, our President and Chief Operating Officer. Subsequent to December 31, 2005, the options, which have exercise prices ranging from $27.01 to $29.18, were partially cancelled such that one-half of shares subject to the options were cancelled. Each recipient received an award of restricted stock units under the Company’s shareholder approved 2003 Incentive Compensation Plan based on a three-to-one formula (one restricted stock unit was issued for every three surrendered options). The options, 637,500 of which are currently outstanding, become exercisable in five equal annual installments, one-fifth of the total on each of the first five anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.

The 1995 Equity Incentive Plan.   The 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2005, 350,800 shares were subject to outstanding awards under the 1995 Plan and 70,107 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Committee’s practice has been to award stock options which vest in four or five equal annual installments (with the first installment vesting on the first anniversary of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company’s assets. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee’s authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and the Company has no further obligation with respect to any outstanding award.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1) and (2). Financial Statements and Financial Statements Schedule.

See Index to Consolidated Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a)  (3). Exhibits.

The following is a list of exhibits:

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
4.1

Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 61/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.2

Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 61/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the “2005 S-4”)).

4.3	Form of 61/4% Senior Subordinated Note (incorporated by reference to Exhibits 4.3.(a) and 4.3(b) to the 2005 S-4).
4.4

Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.5

Registration Rights Agreement, dated December 23, 2004 by and among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers and Jefferies & Company, Inc., Ramius Securities, LLC, BNY Capital Markets, Inc., Commerzbank Capital Markets Corp. and LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc. relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-124107) filed on April 15, 2005 (the “2005 S-3”)).

4.6	Form of 0.75% Convertible Senior Subordinated Debenture (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-3).
4.7

International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company with respect to Warrants (the “JPMorgan Confirmation”) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.8

International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company with respect to Warrants (the “Bear Confirmation”) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.9	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 30, 2004).
10.1

Credit Agreement, dated as of December 23, 2004, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bear Stearns & Co., Inc., as joint lead arrangers and joint bookrunners, and Bear Stearns Corporate Lending Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

10.2

Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company’s subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

10.3

Stockholders’ Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.4

Supplemental Stockholders’ Agreement, dated June 26, 2002, by and among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5

Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.6

Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.7	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.8	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.9	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10.10	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.11	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*
10.12	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.14	2002 Employee Stock Purchase Plan, as amended and restated. (†)*
10.15

Amended and Restated Employment Agreement dated as of February 28, 2003 by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

10.16

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.17

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.18

Employment Agreement dated November 1, 2002 between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

10.19

Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).*

10.20

Form of Letter Agreement dated December 18, 2002 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).*

10.21

Employment and Severance Benefits Agreement dated November 19, 2002 by and between Scientific Games International, Inc. and Steven M. Saferin (with an effective date of January 17, 2003) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.22	Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson. (†)*
10.23

Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*

10.24

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.25

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges (†)
21.1	List of Subsidiaries. (†)
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

*                    Management contracts and compensation plans and arrangements.

(†)          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: March 16, 2006
	By:	/s/ A. LORNE WEIL
A. Lorne Weil, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title
/s/ A. LORNE WEIL	Chairman of the Board and Chief Executive
A. Lorne Weil	Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD	Vice President and Chief Financial Officer (principal
DeWayne E. Laird	financial and accounting officer)
/s/ PETER A. COHEN	Director
Peter A. Cohen
/s/ GERALD J. FORD	Director
Gerald J. Ford
/s/ JOSEPH R. WRIGHT,JR.	Director
Joseph R. Wright,Jr.
/s/ SIR BRIAN G. WOLFSON	Director
Sir Brian G. Wolfson
/s/ ERIC M. TURNER	Director
Eric M. Turner
/s/ RONALD O. PERELMAN	Director
Ronald O. Perelman
/s/ HOWARD GITTIS	Director
Howard Gittis
/s/ BARRY F. SCHWARTZ	Director
Barry F. Schwartz
/s/ MICHAEL J. REGAN	Director
Michael J. Regan

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).
4.1

Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 61/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.2

Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 61/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the “2005 S-4”)).

4.3	Form of 61/4% Senior Subordinated Note (incorporated by reference to Exhibits 4.3.(a) and 4.3(b) to the 2005 S-4).
4.4

Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.5

Registration Rights Agreement, dated December 23, 2004 by and among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers and Jefferies & Company, Inc., Ramius Securities, LLC, BNY Capital Markets, Inc., Commerzbank Capital Markets Corp. and LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc. relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-124107) filed on April 15, 2005 (the “2005 S-3”)).

4.6	Form of 0.75% Convertible Senior Subordinated Debenture (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-3).
4.7

International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company with respect to Warrants (the “JPMorgan Confirmation”) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.8

International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company with respect to Warrants (the “Bear Confirmation”) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

4.9	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on December 30, 2004).
10.1

Credit Agreement, dated as of December 23, 2004, among the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Bear Stearns & Co., Inc., as joint lead arrangers and joint bookrunners, and Bear Stearns Corporate Lending Inc., as syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

10.2

Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company’s subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2004).

10.3

Stockholders’ Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) (“MacAndrews”) (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

10.4

Supplemental Stockholders’ Agreement, dated June 26, 2002, by and among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.5

Letter Agreement, dated as of October 10, 2003, by and between the Company and MacAndrews further supplementing the Stockholders’ Agreement (incorporated by reference to Exhibit 3 to the Schedule 13D jointly filed by MacAndrews and SGMS Acquisition Corporation on November 26, 2003).

10.6

Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.7	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.8	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.9	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.10	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.11	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*

10.12	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).*
10.14	2002 Employee Stock Purchase Plan, as amended and restated. (†)*
10.15

Amended and Restated Employment Agreement dated as of February 28, 2003 by and between the Company and A. Lorne Weil (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).*

10.16

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.17

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.18

Employment Agreement dated November 1, 2002 between the Company and Martin E. Schloss (executed on November 12, 2003) (incorporated by reference to Exhibit 10.19 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2003).*

10.19

Form of Employment and Severance Benefits Agreement effective September 6, 2000 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell) (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).*

10.20

Form of Letter Agreement dated December 18, 2002 between Scientific Games International, Inc. and certain executives (including William J. Huntley and Cliff O. Bickell), which amended their respective Employment and Severance Benefits Agreements (incorporated by reference to Exhibit 10.25 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).*

10.21

Employment and Severance Benefits Agreement dated November 19, 2002 by and between Scientific Games International, Inc. and Steven M. Saferin (with an effective date of January 17, 2003) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.22	Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson. (†)*
10.23

Form of Change in Control Agreement effective November 1, 1997 between the Company and certain executives (including DeWayne E. Laird, Martin E. Schloss, William J. Huntley and Robert C. Becker) (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1998).*

10.24

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.25

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges
21	List of Subsidiaries. (†)
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

*                    Management contracts and compensation plans and arrangements.

(†)          Filed herewith.