Form 10-Q
period 2006-03-31
SCIENTIFIC GAMES CORP
filed 2006-05-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2006:

Class A Common Stock:  91,142,751

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Balance Sheets as of December 31, 2005 and March 31, 2006

Statements of Income for the Three Months Ended March 31, 2005 and 2006

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2006

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,942	37,205
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $6,186 at December 31, 2005 and March 31, 2006, respectively	129,250	141,060
Inventories	40,148	43,200
Deferred income taxes	14,242	17,486
Prepaid expenses, deposits and other current assets	31,971	35,886
Total current assets	254,553	274,837
Property and equipment, at cost	666,469	701,747
Less accumulated depreciation	300,250	313,129
Net property and equipment	366,219	388,618
Goodwill, net	339,169	414,872
Operating rights, net	14,020	14,321
Other intangible assets, net	73,269	91,898
Other assets and investments	125,283	143,279
Total assets	$1,172,513	1,327,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,055	5,798
Accounts payable	54,223	45,982
Accrued liabilities	80,305	122,148
Interest payable	779	4,430
Total current liabilities	141,362	178,358
Deferred income taxes	9,759	9,344
Other long-term liabilities	59,879	74,382
Long-term debt, excluding current installments	574,680	640,387
Total liabilities	785,680	902,471

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 89,869 and 91,110 shares outstanding at December 31, 2005 and March 31, 2006, respectively	899	911
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	425,750	441,924
Accumulated losses	(33,309)	(10,939)
Treasury stock, at cost	(9,556)	(9,556)
Accumulated other comprehensive income	3,049	3,014
Total stockholders’ equity	386,833	425,354
Total liabilities and stockholders’ equity	$1,172,513	1,327,825

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2005 and 2006

 (Unaudited, in thousands, except per share amounts)

	2005	2006
Operating revenues:
Services	$155,754	176,960
Sales	28,802	31,169
	184,556	208,129
Operating expenses
Cost of services (exclusive of depreciation and amortization)	85,249	94,948
Cost of sales (exclusive of depreciation and amortization)	20,274	24,544
Selling, general and administrative expenses	27,728	32,392
Depreciation and amortization	14,475	19,292
Operating income	36,830	36,953
Other deductions:
Interest expense	6,410	7,202
Equity in net (income) loss in joint ventures	543	(1,576)
Other income, net	(144)	(643)
	6,809	4,983
Income before income tax expense	30,021	31,970
Income tax expense	9,006	9,600
Net income	$21,015	22,370

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.24	0.25
Diluted net income available to common stockholders	$0.23	0.24

Weighted average number of shares used in per share calculations:
Basic shares	88,616	90,166
Diluted shares	91,968	93,172

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2006

(Unaudited, in thousands)

	2005	2006
Cash flows from operating activities:
Net income	$21,015	22,370

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,475	19,292
Change in deferred income taxes	5,322	(2,878)
Share-based compensation	—	4,495
Changes in operating assets and liabilities, net of effects of acquisitions	19,861	(8,402)
Other	1,473	(713)
Net cash provided by operating activities	62,146	34,164

Cash flows from investing activities:
Capital expenditures	(6,154)	(4,239)
Wagering systems expenditures	(17,134)	(31,248)
Other intangible assets and software expenditures	(5,351)	(17,320)
Change in other assets and liabilities, net	(2,441)	(2,888)
Business acquisitions, net of cash acquired	(2,927)	(57,564)
Net cash used in investing activities	(34,007)	(113,259)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(22,000)	66,000
Long-term debt, net	(473)	(564)
Excess tax benefit from equity-based compensation plan	—	2,814
Net proceeds from issuance of common stock	2,778	8,602
Net cash provided by (used in) financing activities	(19,695)	76,852
Effect of exchange rate changes on cash and cash equivalents	(1,678)	506
Increase (decrease) in cash and cash equivalents	6,766	(1,737)
Cash and cash equivalents, beginning of period	66,120	38,942
Cash and cash equivalents, end of period	$72,886	37,205

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,172	2,490
Income taxes, net of refunds	$1,709	396
Liabilities assumed in a business combination	$—	34,073

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)  Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2006, the consolidated statements of income for the three months ended March 31, 2005 and 2006, and the consolidated condensed statements of cash flows for the three months ended March 31, 2005 and 2006, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”) without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2006 and the results of its operations for the three months ended March 31, 2005 and 2006 and its cash flows for the three months ended March 31, 2005 and 2006 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three months ended March 31, 2005 and 2006:

	Three months ended March 31,
	2005	2006
Income (numerator)
Net income (basic)	$21,015	22,370
Shares (denominator)
Basic weighted average common shares outstanding	88,616	90,166
Effect of dilutive securities-stock options, warrants and deferred shares	3,352	3,006
Diluted weighted average common shares outstanding	$91,968	93,172

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.24	0.25
Diluted net income per share available to common stockholders	$0.23	0.24

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000, 0.75% convertible subordinated notes due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and the Company has purchased a bond hedge to mitigate the potential dilution from conversion. Such shares were excluded from the quarter ended March 31, 2006 and 2005 calculation, as they were anti-dilutive.

(2)            Acquisitions

On March 22, 2006, the Company acquired the online lottery assets of Swedish firm EssNet AB (“EssNet”) which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lotteries of Hungary and Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries.  The Company expects that its acquisition of EssNet will enable it to further expand into the European lottery market.  The purchase price was approximately $60 million in cash.  The acquisition was recorded using the purchase method of accounting.  The operating results of EssNet are included in the Lottery Systems segment and have been included in the Company’s statements of operations since the date of acquisition.  The majority of the preliminary estimate of goodwill of approximately $75 million from the acquisition of EssNet is deductible for tax purposes.  Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities were included in the preliminary purchase price allocation. The acquisition of EssNet was not material to the Company’s operations.

In conjunction with the purchase of EssNet, the Company has a plan to close certain operating locations as part of the integration of EssNet.  The Company has recorded approximately $34 million in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration.

(3)            Operating Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that segment information be presented consistently with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

In late 2005, we determined that our previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way we manage the business. Beginning this quarter, we are reporting our business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes our online lottery business. The Diversified Gaming segment includes the racing systems business (formerly the Pari-mutuel Group) and the off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the new structure.

The Printed Products Group provides instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. It also provides lotteries with over 80 licensed brand products. Its printed products include prepaid phone cards for cellular phone service providers. The Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance for these products. The Diversified Gaming Group provides computerized wagering systems and services such as race simulcasting and communications services and telephone and internet account wagering to the pari-mutuel wagering industry. It owns and operates licensed pari-mutuel wagering facilities in Connecticut, Maine and the Netherlands.

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three months ended March 31, 2005 and 2006, by current reportable segments. Corporate expenses, interest expense and other (income) deductions are not allocated to the reportable segments. All prior period amounts have been restated to reflect the current reportable segments.

	Three Months Ended March 31, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$83,517	39,874	32,363	155,754
Sales revenues	18,629	9,816	357	28,802
Total revenues	102,146	49,690	32,720	184,556

Cost of services (exclusive of depreciation and amortization)	43,159	20,730	21,360	85,249
Cost of sales (exclusive of depreciation and amortization)	13,508	6,351	415	20,274
Selling, general and administrative expenses	10,405	6,713	3,915	21,033
Depreciation and amortization	4,349	6,513	3,338	14,200
Segment operating income	$30,725	9,383	3,692	43,800
Unallocated corporate expense				6,970
Consolidated operating income				$36,830

Assets at March 31, 2005	$425,034	329,849	111,693	866,576
Unallocated assets at March 31, 2005				220,366
Consolidated assets at March 31, 2005				$1,086,942

Capital and wagering systems expenditures	$1,346	19,585	2,357	23,288

	Three Months Ended March 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$93,579	52,717	30,664	176,960
Sales revenues	14,121	14,699	2,349	31,169
Total revenues	107,700	67,416	33,013	208,129

Cost of services (exclusive of depreciation and amortization)	46,291	27,673	20,984	94,948
Cost of sales (exclusive of depreciation and amortization)	10,773	11,592	2,179	24,544
Selling, general and administrative expenses	11,356	7,449	2,441	21,246
Depreciation and amortization	5,185	10,493	3,396	19,074
Segment operating income	$34,095	10,209	4,013	48,317
Unallocated corporate expense				11,364
Consolidated operating income				$36,953

Assets at March 31, 2006	$478,491	526,284	133,491	1,138,266
Unallocated assets at March 31, 2006				189,559
Consolidated assets at March 31, 2006				$1,327,825

Capital and wagering systems expenditures	$5,658	22,898	6,725	35,281

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2005	2006
Reported consolidated operating income	$36,830	36,953
Interest expense	6,410	7,202
Equity in net (income) loss of joint ventures	543	(1,576)
Other income, net	(144)	(643)
Income before income tax expense	$30,021	31,970

The following table provides information on our geographic regions for the periods indicated:

	Three Months Ended March 31,
	2005	2006
Geographic Segments
Service and Sales Revenue:
North America	$132,514	145,806
Europe, other than United Kingdom	31,380	44,574
United Kingdom	4,191	4,390
Other	16,471	13,359
	$184,556	208,129
Long-lived assets (excluding identifiable intangibles):
North America	$226,688	298,416
Europe, other than United Kingdom	13,426	41,857
United Kingdom	30,820	27,444
Other	12,409	20,901
	$283,343	388,618

(4)            Income Tax Expense

The effective tax rate for the three month period ended March 31, 2006 of 30% was determined using an estimated annual effective tax rate, which was less than the United States statutory rate due to lower tax rates applicable to our operations outside the United States and the tax benefit of the 2004 debt restructuring.  The effective income tax rate for the three months ended March 31, 2005 was approximately 30%, which differed from the federal statutory rate of 35% due primarily to benefits from the tax restructuring plan implemented in 2004.

(5)            Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three-month periods ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Net income	$21,015	22,370
Other comprehensive income (loss):
Foreign currency translation	(3,390)	740
Unrealized loss on investments	(11)	(775)
Other comprehensive loss	(3,401)	(35)
Comprehensive income	$17,614	22,335

(6)            Inventories

Inventories consist of the following:

	December 31, 2005	March 31, 2006
Parts and work-in-process	$20,694	25,345
Finished goods	19,454	17,855
	$40,148	43,200

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)            Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2005	March 31, 2006
Compensation and benefits	$21,992	14,219
Customer advances	6,667	1,277
Deferred revenue	8,873	11,133
Accrued income taxes	—	10,891
Taxes, other than income	4,489	10,176
Accrued licenses	5,396	4,218
Liabilites assumed in a business combination	—	34,073
Accrued contract costs	9,461	10,207
Other	23,427	25,954
	$80,305	122,148

(8)            Long-Term Debt

On March 31, 2006, the Company amended (the “Amendment”) its existing credit agreement dated as of December 23, 2004, as amended (the “2004 Credit Agreement”) to provide for an additional $100 million senior secured term loan (the “Term Loan C), to increase our existing revolving credit facility by $50 million, and to make certain other changes to the 2004 Credit Agreement (the 2004 Credit Agreement and the Amendment are collectively referred to as the “Amended and Restated Credit Agreement”). This Amendment became effective on April 3, 2006. The proceeds from the Term Loan C were used to finance the acquisition of The Global Draw, Limited, a supplier of fixed odds betting terminals and systems and interactive betting systems, and certain related companies. The interest rate with respect to the Term Loan C will vary, depending upon our consolidated leverage ratio, from 75 basis points to 150 basis points above LIBOR for eurocurrency loans and from zero basis points to 50 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. We paid a commitment fee with respect to the Term Loan C commitment from the effective date of the Amended and Restated Credit Agreement until the date of funding or termination of such commitment at the rate of 0.25% per annum on the Term Loan C commitment. The Company paid $0.4 million to certain financial institutions for the Amendment plus legal fees. The Amended and Restated Credit Agreement will terminate on December 23, 2009.

Effective April 3, 2006, the Company had approximately $177,123 available for borrowing under the Company’s revolving credit facility and $100,000 available under the new Term Loan C, both of which are under the Amended and Restated Credit Agreement.   There were $66,000 of borrowings and $56,877 in letters of credit outstanding under the revolving credit facility at March 31, 2006. At December 31, 2005, the Company’s available borrowing capacity under the revolving credit facility was $219,699.

The Amended and Restated Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•       A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the Amended and Restated Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 3.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles (“GAAP”) as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A minimum Consolidated Fixed Charge Coverage Ratio of 1.00 until December 2009. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) capital expenditures and (iv) all income taxes paid in cash. In certain cases, we have a limited ability to reduce the amount of Consolidated Fixed Charges used in the calculation.

•       A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the Amended and Restated Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A minimum Consolidated Interest Coverage Ratio of 3.50 until December 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

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

The Company was in compliance with its covenants as of March 31, 2006.

(9)            Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2005 and March 31, 2006. Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2005
Amortizable intangible assets:
Patents	15	$5,201	811	4,390
Customer lists	14	18,813	8,804	10,009
Customer service contracts	15	3,793	1,392	2,401
Licenses	4	14,458	6,906	7,552
Lottery contracts	5	31,902	13,441	18,461
		74,167	31,354	42,813
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$129,080	41,791	87,289

Balance at March 31, 2006
Amortizable intangible assets:
Patents	15	$5,068	816	4,252
Customer lists	14	18,873	9,045	9,828
Customer service contracts	15	3,793	1,566	2,227
Licenses	4	25,286	7,693	17,593
Intellectual property	5	2,904	169	2,735
Lottery contracts	5	39,606	14,799	24,807
		95,530	34,088	61,442
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,640	8,319	14,321
		55,214	10,437	44,777
Total intangible assets		$150,744	44,525	106,219

The aggregate intangible amortization expense for the three-month periods ended March 31, 2005 and 2006 was approximately $2,700.

The table below reconciles the change in the carrying amount of goodwill, by reporting unit, which is the same as reportable segment, for the period from January 1, 2006 to March 31, 2006. In 2006, the Company recorded (a) a $489 increase in goodwill associated with the final purchase price valuation and allocation adjustments of  Promo-Travel International, Inc.,  (b) a $314 decrease in goodwill associated with the acquisition of the remaining 35% minority interest in SGLA, (c) a $75,485 increase in goodwill in connection with the acquisition of the online assets of EssNet and (d) a $43 increase in goodwill for the acquisition of an off-track betting operation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2005	$243,439	95,115	615	339,169
Adjustments:	175	75,485	43	75,703
Balance at March 31, 2006	$243,614	170,600	658	414,872

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three month periods ended March 31, 2005 and 2006:

	Three Months Ended March 31,
	2005	2006
Components of net periodic pension benefit cost:
Service cost	$814	547
Interest cost	788	551
Expected return on plan assets	(625)	(562)
Actuarial loss	419	275
Net amortization and deferral	16	20
Amortization of prior service costs	192	—
Net periodic cost	$1,604	831

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2,500 to its defined benefit pension plans in 2006. As of March 31, 2006, approximately $500 and $10 of contributions to the U.K. Plan and U.S. Plan, respectively, have been made. The Company presently anticipates contributing an additional $1,990 of contributions to its defined benefit pension plans, in 2006, for a total of $2,500.

(11)     Stockholders’ Equity

At March 31, 2006, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

(12)     Stock-Based Compensation

On January 1, 2006, we adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  Under the modified prospective method our prior interim period and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all stock options granted, modified or cancelled after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants.

Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended March 31, 2006, is as follows (in thousands, except per share data):

Three Months Ended Mar 31, 2006
Income from operations, as reported	$36,953
Effect of adopting SFAS 123(R) on income from operations	3,691
Income from operations	$40,644

Income before income taxes, as reported	$31,970
Effect of adopting SFAS 123(R) on income before income taxes	3,691
Income before income taxes	$35,661

Net income, as reported	$22,370
Effect of adopting SFAS 123(R) on net income	2,326
Net income	$24,696

Net cash provided by operating activities, as reported	$34,164
Effect of adopting SFAS 123(R) on net cash provided by operating activities	2,326
Net cash provided by operating activities	$36,490

Net cash provided by financing activities, as reported	$76,852
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(2,326)
Net cash provided by financing activities	$74,526

Net income per share, as reported:
Basic	$0.25
Diluted	$0.24

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.03

Net income per share:
Basic	$0.28
Diluted	$0.27

Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, we were not required to record compensation expense when we issued common stock under our Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of our common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed us to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. We continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three-month period ended March 31, 2005, would have been as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$21,015
Equity-based compensation included in net income, as reported	51
Equity-based compensation under SFAS 123	(1,871)
Pro forma net income	$19,195

Reported net income per share:
Basic	$0.24
Diluted	$0.23

Pro forma net income per share:
Basic	$0.22
Diluted	$0.21

The Company grants stock options to employees and directors under the Company’s equity incentive plans at not less than the fair market value of the stock at the date of grant. Options granted over the last several years have been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the quarter ended March 31, 2006 is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
	(In thousand except share price and year)

Options outstanding at December 31, 2005	9,701		$15.52	$—
Granted	405		31.76	—
Exercised	(1,241)		7.27	31,523
Canceled	(772)		26.79	—
Options outstanding at March 31, 2006	8,093	7.1	$16.54	$149,610

Options excercisable at March 31, 2006	3,001	4.8	$7.49	$82,659

Weighted average per-share fair value of options granted during the period	$13.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s stock options have characteristics significantly different from those of publicly traded options. The weighted average assumptions used in the model are outlined in the following table:

Three Months Ended March 31, 2006

Weighted-average exercise price	$17.16
Weighted-average grant date fair-value	$7.98

Assumptions:
Expected volatility	33.5%
Risk-free interest rate	4.4% - 4.7%
Dividend yield	0%
Expected life (in years)	6

The computation of the expected volatility is based on historical daily stock price over a term less than the expected term. A timeframe was used that provided a better representation of the current and future expected volatility. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-fee interest rate is based on the yield of zero-coupon U.S. Treasury securities. There are no dividends to be paid.

In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $3,700 related to the vesting of stock options and the related tax benefit of approximately $1,700. At March 31, 2006, the Company had 2,600 options and restricted stock units available to be granted under its equity-based compensation plans.

Restricted Stock Unit

A summary of the changes in restricted stock unit outstanding under the Company’s equity compensation plans during the quarter ended March 31, 2006 is presented below:

	Number of Restricted Stock	Weighed Average Grant Date Fair Value
	(In thousands except share price)

Non-vested share at December 31, 2005	363	$27.57
Granted	541	30.84
Vested	—	—
Canceled	(2)	28.11
Non-vested share at March 31, 2006	902	$29.53

In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $700 related to the vesting of restricted stock unit and the related tax benefit of approximately $300.

Employee Stock Purchase Plan

In 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”) under which a total of up to 1,000 shares of Class A Common Stock may be purchased by eligible employees under offerings made by the Company each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock’s market value. Under an amendment to the ESPP adopted in 2005, the purchase price for offering periods beginning in 2006 will represent a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). No shares were issued under the ESPP during the quarter ended March 31, 2006.

(13)  Litigation

On March 9, 2006, we received a request for information relating to the licensing of our operation of several earth stations in our racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”).  We conducted an internal review which determined that our racing subsidiary was not in full compliance with FCC licensing requirements.  We engaged special FCC counsel to assist us in ensuring that we are in compliance with all applicable licensing requirements and responding to the FCC’s inquiry.   It is not possible to predict the outcome of this inquiry at this time.

On April 28, 2006, we agreed to settle the previously reported patent litigation with Oberthur Gaming Technologies Corporation (“OGT”). As part of the settlement, the parties dismissed litigation in Georgia federal court and Munich, Germany. In addition, on April 28, 2006 we obtained a non-exclusive, pre-paid license to the patents of OGT for a one-time payment of $1,750.

(14)  Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The 2004 Notes, the Convertible Debentures and the 2004 Credit Agreement and the Amendment are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100% owned Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2005 and March 31, 2006 and for the three months ended

March 31, 2005 and 2006. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the 2004 Credit Agreement and the Amendment, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

Scientific Games Management Corporation has been reclassified from the Parent Company to the Guarantor Subsidiaries for the three months ended March 31, 2005.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$—	6,738	30,467	—	37,205
Accounts receivable, net	—	101,342	39,718	—	141,060
Inventories	—	34,567	9,058	(425)	43,200
Other current assets	6,610	23,952	22,810	—	53,372
Property and equipment, net	—	281,477	107,678	(537)	388,618
Investment in subsidiaries	442,935	187,577	(33,804)	(596,708)	—
Goodwill	183	300,504	114,185	—	414,872
Intangible assets	—	86,631	19,588	—	106,219
Other assets	12,004	97,185	40,163	(6,073)	143,279
Total assets	$461,732	1,119,973	349,863	(603,743)	1,327,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$1,000	—	4,798	—	5,798
Current liabilities	6,369	79,790	86,322	79	172,560
Long-term debt, excluding current installments	638,750	—	1,637	—	640,387
Other non-current liabilities	(13,674)	73,973	23,421	6	83,726
Intercompany balances	(700,338)	661,630	38,708	—	—
Stockholders’ equity	529,625	304,580	194,977	(603,828)	425,354
Total liabilities and stockholders’ equity	$461,732	1,119,973	349,863	(603,743)	1,327,825

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended March 31, 2005

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	141,942	45,104	(2,490)	184,556
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	77,506	30,603	(2,586)	105,523
Selling, general and administrative expenses	683	22,204	4,861	(20)	27,728
Depreciation and amortization	(1)	11,168	3,308	—	14,475
Operating income (loss)	(682)	31,064	6,332	116	36,830
Interest expense	6,196	108	106	—	6,410
Other (income) expense, net	—	(122)	(127)	648	399
Income (loss) before equity in income of subsidiaries, and income taxes	(6,878)	31,078	6,353	(532)	30,021
Equity in income of subsidiaries	46,337	—	—	(46,337)	—
Income tax expense	6,532	1,237	1,237	—	9,006
Net income	$32,927	29,841	5,116	(46,869)	21,015

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF INCOME

Three Months Ended March 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	154,406	59,570	(5,847)	208,129
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	79,296	46,043	(5,847)	119,492
Selling, general and administrative expenses	5,051	22,176	5,223	(58)	32,392
Depreciation and amortization	—	14,580	4,712	—	19,292
Operating income (loss)	(5,051)	38,354	3,592	58	36,953
Interest expense	6,797	256	149	—	7,202
Other (income) expense, net	—	(2,207)	55	(67)	(2,219)
Income (loss) before equity in income of subsidiaries, and income taxes	(11,848)	40,305	3,388	125	31,970
Equity in income of subsidiaries	44,031	—	—	(44,031)	—
Income tax expense	9,813	90	(303)	—	9,600
Net income	$22,370	40,215	3,691	(43,906)	22,370

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$32,927	29,841	5,116	(46,869)	21,015
Depreciation and amortization	(1)	11,168	3,308	—	14,475
Deferred income taxes	4,357	(396)	1,361	—	5,322
Equity in income of subsidiaries	(46,337)	—	—	46,337	—
Changes in operating assets and liabilities, net of effects of acquisitions	(451)	22,831	(5,014)	(1,054)	16,312
Other non-cash adjustments	4,437	581	4	—	5,022

Net cash provided by (used in) operating activities	(5,068)	64,025	4,775	(1,586)	62,146

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(12,475)	(10,813)	—	(23,288)
Business acquisitions, net of cash acquired	—	(2,927)	—	—	(2,927)
Other assets and investments	406	(4,399)	(4,427)	628	(7,792)

Net cash provided by (used in) investing activities	406	(19,801)	(15,240)	628	(34,007)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	(22,250)	—	(223)	—	(22,473)
Net proceeds from issuance of common stock	2,778	—	648	(648)	2,778
Other, principally intercompany balances	24,426	(57,767)	41,195	(7,854)	—

Net cash provided by (used in) financing activities	4,954	(57,767)	41,620	(8,502)	(19,695)

Effect of exchange rate changes on cash	(292)	(144)	(10,702)	9,460	(1,678)

Increase (decrease) in cash and cash equivalents	—	(13,687)	20,453	—	6,766
Cash and cash equivalents, beginning of period	—	41,515	24,605	—	66,120
Cash and cash equivalents, end of period	$—	27,828	45,058	—	72,886

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$22,370	40,215	3,691	(43,906)	22,370
Depreciation and amortization	—	14,580	4,712	—	19,292
Deferred income taxes	(1,434)	(131)	(1,313)	—	(2,878)
Equity in income of subsidiaries	(44,031)	—	—	44,031	—
Changes in operating assets and liabilities, net of effects of acquisitions	12,162	(13,949)	(6,398)	(217)	(8,402)
Other	5,705	(2,005)	82	—	3,782
					—
Net cash provided by (used in) operating activities	(5,228)	38,710	774	(92)	34,164

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(30,908)	(4,579)	—	(35,487)
Business acquisitions, net of cash acquired	—	—	(57,564)	—	(57,564)
Other assets and investments	(70,275)	(20,448)	7,680	62,835	(20,208)

Net cash used in investing activities	(70,275)	(51,356)	(54,463)	62,835	(113,259)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	65,750	—	(314)	—	65,436
Net proceeds from issuance of common stock	8,602	—	62,885	(62,885)	8,602
Excess tax benefit from equity-based compensation plan	2,814	—	—	—	2,814
Other, principally intercompany balances	(1,663)	3,909	(4,284)	2,038	—

Net cash provided by (used in) financing activities	75,503	3,909	58,287	(60,847)	76,852

Effect of exchange rate changes on cash	—	(100)	2,502	(1,896)	506

Increase (decrease) in cash and cash equivalents	—	(8,837)	7,100	—	(1,737)
Cash and cash equivalents, beginning of period	—	15,575	23,367		38,942
Cash and cash equivalents, end of period	$—	6,738	30,467	—	37,205

(15)  Subsequent Events

On April 5, 2006, the Company acquired certain assets of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) located in Bridgeport, Connecticut. The purchase price was approximately $12,000 plus certain future contingent payments and will be financed under the Company’s existing credit facility.  The Company expects that the acquisition of Shoreline will allow it to maximize the potential of its Connecticut operations. Additionally, the deal eliminates existing restrictions on the Company’s ability to simulcast live racing in certain portions of the state.

On April 20, 2006, the Company acquired The Global Draw Limited and certain related companies (“Global Draw”). Global Draw is a leading United Kingdom supplier of fixed odds betting terminals and systems, and interactive sports betting systems. The purchase price was approximately $183,000 (subject to adjustment), and it may pay an earn-out to the principal selling shareholder, as well as contingent bonuses to certain members of the management team, based on the financial performance of the business.  The aggregate amount of such payments will total one-third of an amount equal to Global Draw’s EBITDA for the year ended December 31, 2008 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, such payments made to selling shareholders will be capitalized as additional purchase price and such payments made to management will be expensed. The Company expects that the acquisition of Global Draw will strengthen its role in the worldwide sports betting and video lottery business. The acquisition will be recorded using the purchase method of accounting. The Company has financed the acquisition through a combination of borrowings under its existing revolving credit facility and $100,000 from the new term loan. Global Draw will be included in the Diversified Gaming segment beginning in the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of March 31, 2006 and the results of our operations for the three months ended March 31, 2006, compared to the corresponding period in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K.

In late 2005, we determined that our previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way we manage the business. Beginning this quarter, we will report our business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes our online lottery business. The Diversified Gaming segment includes the racing systems business (formerly the Pari-mutuel Group) and the off-track wagering business (formerly the Venue Management Group). The discussion below and the results of operations for our business units in this Management’s Discussion and Analysis are presented under the new organizational structure. All prior period amounts have been restated to conform to the new structure.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.

Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period.

Printed Products Group

We provide instant tickets, related services and prepaid phone cards. Instant tickets and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this segment provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This segment also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

Lottery Systems Group

We are a global marketing and technology leader in the lottery industry. We offer online, instant and video lottery products and online and instant ticket validation systems.

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

Diversified Gaming Group

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

We have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut (with the exception of OTB operations at two greyhound racetracks), subject to our compliance with certain licensing requirements. Our Connecticut operations consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 25 states. We are also a licensed operator of one OTB location in the state of Maine and provide facilities management services to four non-company owned OTBs.

We have the right to operate all on-track and off-track pari-mutuel wagering in the Netherlands under a license granted by the Dutch Ministry of Agriculture which extends through June 2008. We currently conduct operations in 28 OTB locations and four racetracks throughout the Netherlands.

Beginning in the second quarter of 2006, Global Draw will be included in the Diversified Gaming Group.

 Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following analysis compares our results of operations for the quarter ended March 31, 2006 to the results for the quarter ended March 31, 2005.

Overview

Revenue Analysis

For the quarter ended March 31, 2006, total revenue was $208.1 million compared to $184.6 million, an improvement of $23.5 million or 13% as compared to the prior quarter. Our service revenue was $177.0 million compared to $155.8 million in 2005, an increase of $21.2 million, or 14%. The increase was attributable to strong sales of instant lottery tickets as well as the addition of new Lottery Systems and Printed Products contracts, partially offset by the loss of approximately $2.5 million of revenues from the Florida online lottery contract, which ended in January 2005 and a decrease in Diversified Gaming Handle in the first quarter of 2006. Our sales revenue was $31.2 million compared to $28.8 million in the prior year quarter, an increase of $2.4 million, or 8%. This increase was primarily due to increased system sales in Europe in the first quarter of 2006 versus the first quarter of 2005.

Expense Analysis

Cost of services of $94.9 million for the quarter ended March 31, 2006 were $9.7 million or 11% higher than in 2005. This increase is primarily related to the addition of new Lottery Systems and Printed Products contracts. Cost of sales of $24.5 million for the quarter ended March 31, 2006 were $4.3 million or 21% higher than in 2005 due to higher sales revenues in Lottery Systems and Diversified Gaming.

Selling, general and administrative expenses of $32.4 million for the quarter ended March 31, 2006 were $4.7 million or 17% higher than for 2005. This increase was primarily related to a $4.5 million non-cash charge for stock based compensation expense in 2006 associated with the adoption of SFAS 123(R) and our restricted stock units. Excluding the non-cash charge taken for stock compensation expense, our selling, general and administrative expenses in the first quarter of 2006 remained flat over the same period in the prior year primarily as a result of cost cutting measures initiated in the second half of 2005, offset by $0.9 million in severance costs paid in the first quarter of 2006 in conjunction with our reduction in force.

Depreciation and amortization expense of $19.3 million for the quarter ended March 31, 2006 increased $4.8 million or 33% from 2005, primarily due to the addition of new Lottery Systems and Printed Products contracts.

Interest expense of $7.2 million for the quarter ended March 31, 2006 increased $0.8 million or 12% from 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowing for our purchase of EssNet.

Equity in net income and losses of joint ventures reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. In the first quarter of 2006, our share of the Italian consortium’s net income totaled $1.7 million compared to a loss of $0.5 million in the first quarter of 2005. The income in the first quarter of 2006 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $9.6 million for the quarter ended March 31, 2006 and $9.0 million for the quarter ended March 31, 2005.  The effective income tax rate for the three months ended March 31, 2006 and March 31, 2005 was 30.0% for each period.

Segment Overview

Printed Products

For the quarter ended March 31, 2006, total revenue for Printed Products was $107.7 million compared to $102.1 million in the quarter ended March 31, 2005, an increase of $5.6 million, or 5%. For the quarter ended March 31, 2006, service revenue for Printed Products was $93.6 million compared to $83.5 million in the corresponding period in the prior year quarter, an increase of $10.1 million, or 12%. The increase was attributable to strong sales of instant lottery tickets, partially offset by a $3.1 million decrease in licensed games as a result of the change in the mix of games in process during the first quarter of 2006.

Printed Products sales revenue for the quarter ended March 31, 2006, was $14.1 million compared to $18.6 million for the quarter ended March 31, 2005, a decrease of $4.5 million, or 24%. The decrease was the result of a $2.2 million decline in phone card sales due to a change in product mix and $1.7 million of German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets

Cost of services of $46.3 million for the quarter ended March 31, 2006 were $3.1 million or 7% higher than in 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the quarter and $0.4 million in severance costs paid in the first quarter of 2006 in conjunction with our reduction in force in the U.K. These increases were partially offset by lower costs because of the mix of licensed games in process during the first quarter of 2006. Cost of sales of $10.8 million for the quarter ended March 31, 2006 were $2.7 million or 20% lower than in 2005 due to a 24% decrease in sales revenues.

Selling, general and administrative expenses of $11.4 million for the quarter ended March 31, 2006 were $1.0 million or 9% higher than in the quarter ended March 31, 2005. This increase is primarily the result of start-up costs for the German cooperative services business and increased headcount in Printed Products related to new games, such as Major League Baseball, launching in 2006.

Depreciation and amortization expense of $5.2 million for the quarter ended March 31, 2006 increased $0.8 million or 19%, as compared to the quarter ended March 31, 2005, primarily due to the amortization of deferred installation costs of new Printed Products contracts.

Lottery Systems

For the quarter ended March 31, 2006, total revenue for Lottery Systems was $67.4 million compared to $49.7 million in the quarter ended March 31, 2005, an increase of $17.7 million, or 36%. Lottery Systems service revenue for the quarter ended March 31, 2006 was $52.7 million compared to $39.9 million for the quarter ended March 31, 2005, an increase of $12.8 million, or 32%. The increase was primarily due to a strong demand for online lottery tickets, the addition of new Lottery Systems contracts, partially offset by the loss of approximately $2.5 million of revenues on the Florida online lottery contract, which ended in January 2005.

Lottery Systems sales revenue for the quarter ended March 31, 2006, was $14.7 million compared to $9.8 million for the quarter ended March 31, 2005, an increase of $4.9 million, or 50%. The increase was due to higher sales of lottery systems and terminals in Europe in the first quarter of 2006.

Cost of services of $27.7 million for the quarter ended March 31, 2006 was $6.9 million or 34% higher than in 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the quarter, partially offset by reduced operating costs on the Florida online lottery contract. Cost of sales of $11.6 million for the quarter ended March 31, 2006 were $5.2 million or 83% higher than in 2005 due to a 50% increase in sales revenues in the first quarter of 2006.

Selling, general and administrative expenses of $7.4 million for the quarter ended March 31, 2006 were $0.7 million or 11% higher than in the quarter ended March 31, 2005. This increase is primarily the result of $0.9 million in severance costs paid in the first quarter of 2006 in conjunction with our reduction in force, partially offset by cost cutting measures initiated in the second half of 2005.

Depreciation and amortization expense of $10.5 million for the quarter ended March 31, 2006 increased $4.0 million or 63%, as compared to the quarter ended March 31, 2005, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts.

Diversified Gaming

For the quarter ended March 31, 2006, total revenue for Diversified Gaming was $33.0 million compared to $32.7 million in the quarter ended March 31, 2006, an increase of $0.3 million, or 1%. Diversified Gaming service revenue for the quarter ended 2006 was $30.7 million compared to $ 32.4 million from the quarter ended 2005, a decrease of $1.7 million, or 5%. The decrease in service revenues reflects lower Handle in the domestic and foreign pari-mutuel business, partially offset by the addition of the Maine OTB operation and higher non-wagering services. We believe the trend in reduced wagering will continue in the future.

The Diversified Gaming sales revenue for the quarter ended March 31, 2006 was $ 2.3 million compared to $0.4 million in the prior fiscal quarter an increase of $1.9 million. The increase was due to increased system sales in Europe in the first quarter of 2006. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on an annual basis.

Cost of services of $21.0 million for the quarter ended March 31, 2006 were $0.4 million or 2% lower than in 2005. This decrease is due to lower Handle and lower operating costs as a result of the integration of four European racing operations into our European racing center in Essen, Germany and , partially offset by the addition of the Maine OTB and additional costs for non-wagering services. Cost of sales of $2.2 million for the quarter ended March 31, 2006 were $1.8 million higher than in 2005 due to increased sales revenues.

Selling, general and administrative expenses of $2.4 million for the quarter ended March 31, 2006 were $1.5 million or 38% lower than in the quarter ended March 31, 2005. This decrease is primarily due to cost cutting measures initiated in the second half of 2005.

Depreciation and amortization expense of $3.4 million for the quarter ended March 31, 2006 increased $0.1 million or 2%, as compared to the quarter ended March 31, 2005, primarily due to the increased depreciation resulting from the Quantum Data Centers.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Liquidity, Capital Resources and Working Capital

On March 31, 2006, we amended (the “Amendment”) our existing credit agreement dated as of December 23, 2004, as amended (the “2004 Credit Agreement”) to provide for an additional $100 million senior secured term loan (the “Term Loan C), to increase our existing revolving credit facility by $50 million, and to make certain other changes to the 2004 Credit Agreement (the 2004 Credit Agreement and the Amendment are collectively referred to as the “Amended and Restated Credit Agreement”). This Amendment became effective on April 3, 2006. The proceeds from the Term Loan C were used to finance acquisition of The Global Draw, Ltd., a supplier of fixed odds betting terminals and systems and interactive betting systems, and certain related companies. The interest rate with respect to the Term Loan C will vary, depending upon our consolidated leverage ratio, from 75 basis points to 150 basis points above LIBOR for eurocurrency loans and from zero basis points to 50 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. We pay a commitment fee with respect to the Term Loan C commitment from the effective date of the Amended and Restated Credit Agreement until the date of funding or termination of such commitment at the rate of 0.25% per annum on the Term Loan C commitment. We paid $0.4 million to certain financial institutions for the Amendment plus legal fees.

Effective April 3, 2006, the Amended and Restated Credit Agreement consisted of a $300.0 million revolving credit facility due 2009, a $98.8 million Term Loan B due 2009, and an undrawn $100.0 million Term Loan C due 2009. The Amended and Restated Credit Agreement contains certain financial covenants, which are described below. At March 31, 2006, approximately 26% of our debt, representing approximately $168.4 million of indebtedness, was in variable rate instruments. Consequently, we are exposed to fluctuations in interest rates. The effect of a 0.125% change in interest rates associated with our unhedged variable rate debt would result in a change of approximately $0.2 million per year in our interest expense assuming no change in our outstanding borrowings.  Amounts borrowed under the revolving credit facility may be borrowed, repaid and reborrowed by the Company from time to time until maturity. The Amended and Restated Credit Agreement will terminate on December 23, 2009. Voluntary prepayments and commitment reductions under the Amended and Restated Credit Agreement are permitted at any time without fee upon proper notice and subject to minimum dollar requirements.

Interest rates with respect to borrowings under the revolving credit facility and the Term Loan B under the Amended and Restated Credit Agreement will vary, depending upon our consolidated leverage ratio, from 125 basis points to 200 basis points above LIBOR for eurocurrency loans and from 25 basis points to 100 basis points above the higher of (i) the prime rate of J.P. Morgan Chase Bank, N.A. or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. During the term of the Amended and Restated Credit Agreement, we pay our lenders a fee equal to the product of 0.50% per annum and the available portion of the revolving credit facility.

Our financing arrangements as of March 31, 2006 impose certain limitations on our and our subsidiaries’ operations.

The Amended and Restated Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•  A maximum Consolidated Leverage Ratio of 3.75, which will be reduced according to the terms of the Amended and Restated Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 3.50. Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•  A minimum Consolidated Fixed Charge Coverage Ratio of 1.00 until December 2009. Consolidated Fixed Charge Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the sum of (i) total interest expense less non-cash amortization costs included in interest expense, (ii) scheduled payments of principal on indebtedness, (iii) capital expenditures and (iv) all income taxes paid in cash. In certain cases, we have a limited ability to reduce the amount of Consolidated Fixed Charges used in the calculation.

•  A maximum Consolidated Senior Debt Ratio of 2.00, which will be reduced according to the terms of the Amended and Restated Credit Agreement on July 1, 2006, from which date until December 2009 the ratio shall be 1.75. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•  A minimum Consolidated Interest Coverage Ratio of 3.50 until December 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

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

The Company was in compliance with its covenants as of March 31, 2006.

Effective April 3, 2006, we had $66.0 million of borrowings under the revolving credit facility and $56.9 million of outstanding letters of credit, leaving us with a total availability of $177.1 million as compared to $219.7 million at December 31, 2005. We also had $100.0 million available under our undrawn Term Loan C. Our ability to borrow under the Amended and Restated Credit Agreement will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

In August 2005, we paid cash of $8.1 million, including a $0.5 million redemption premium, to redeem all of the remaining 12 ½% Senior Subordinated Notes due 2010.

Our online lottery systems service and pari-mutuel wagering contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses – Cost of Services in the consolidated statements of income. Historically, the revenues we derive from our online lottery systems service and pari-mutuel wagering contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new online lottery systems service and pari-mutuel wagering contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing terminal base, and our obligation to upgrade the terminals is discretionary. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

At March 31, 2006, our available cash and borrowing capacity totaled $164.3 million compared to $258.6 million at December 31, 2005. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The decrease in our available cash from the December 31, 2005 level principally reflects the net cash provided by operating activities for the quarter ended March 31, 2006 of $34.2 million along with $66.0 million of additional borrowings, offset by wagering and other capital expenditures and other investing activities totaling $55.7 million and acquisition related payments of $57.6 million. The $34.1 million of net cash provided by operating activities is derived from $42.6 million of net cash provided by operations offset by $8.4 million from changes in working capital. The working capital changes occurred principally from an increase in accounts receivable, inventory and other current assets plus a decrease in accounts payable, partially offset by an increase in accrued income taxes and other current liabilities. Capital expenditures of $4.2 million in the quarter ended March 31, 2006 are less than similar expenditures totaling $6.2 million in the corresponding period in 2005. Wagering system expenditures totaled $31.2 million in the quarter ended March 31, 2006, compared to $17.1 million in 2005. This increase is primarily due to the new lottery contracts in Mexico, Oklahoma and Maryland. Other intangible assets and software increased primarily due to licensing arrangement with Major League Baseball entered into during the first quarter of fiscal year 2006. Cash flow from financing activities principally reflects the borrowings under the 2004 Facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under the Amended and restated Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, we cannot assure you that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, we cannot assure you that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

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

Recent Developments

On April 5, 2006, the Company acquired certain assets of The Shoreline Star Greyhound Park & Simulcast Facility (“Shoreline”) located in Bridgeport, Connecticut. The purchase price was approximately $12.0 million plus certain future contingent payments and will be financed under the Company’s existing credit facility.  The Company expects that the acquisition of Shoreline will allow it to maximize the potential of its Connecticut operations. Additionally, the deal also eliminates existing restrictions on the Company’s ability to simulcast live racing in certain portions of the state.

On April 20, 2006, the Company acquired The Global Draw Limited and certain related companies (“Global Draw”). Global Draw is a leading United Kingdom supplier of fixed odds betting terminals and systems, and interactive sports betting systems. The purchase price was approximately $183.0 million (subject to adjustment), and it may pay an earn-out to the principal selling shareholder, as well as contingent bonuses to certain members of the management team, based on the financial performance of the business.  The aggregate amount of such payments will total one-third of an amount equal to Global Draw’s EBITDA for the year ended December 31, 2008 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, such payments made to selling shareholders will be capitalized as additional purchase price and such payments made to management will be expensed. The Company expects that the acquisition of Global Draw will strengthen its role in the worldwide sports betting and video lottery business. The acquisition will be recorded using the purchase method of accounting. The Company has financed the acquisition through a combination of borrowings under its existing revolving credit facility and $100.0 million from the new term loan. Global Draw will be included in the Diversified Gaming segment beginning in the second quarter of 2006.

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

For fiscal 2005 and the first quarter of 2006, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2006, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At March 31, 2006, approximately 74% of our debt was in fixed rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate

March 31, 2006

(Dollars in thousands)

	Twelve Months Ended March 31,
Long-term debt:	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed interest rate	$1,163	$591	$418	$157	$12	$475,459	$477,800	$550,839
Interest rate	4.9%	5.4%	5.4%	4.8%	6.2%	3.1%	3.1%
Variable interest rate	$4,635	$1,000	$1,000	$161,750	$—	$—	$168,385	$169,399
Average interest rate	5.2%	6.6%	6.6%	6.6%	0.0%	0.0%	6.5%

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Austria, Chile and Ireland. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Translation gains and losses historically have not been material. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) utilizing borrowings denominated in foreign currency, and (iii) entering into foreign currency exchange contracts. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We believe that a 10% adverse change in foreign currency exchange rates would not have a significant adverse effect on our net earnings or cash flows. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q.  The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the SEC.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On March 9, 2006, we received a request for information relating to the licensing of our operation of several earth stations in our racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”).  We conducted an internal review which determined that our racing subsidiary was not in full compliance with FCC licensing requirements.  We engaged special FCC counsel to assist us in ensuring that we are in compliance with all applicable licensing requirements and responding to the FCC’s inquiry.   It is not possible to predict the outcome of this inquiry at this time.

On April 28, 2006, we agreed to settle the previously reported patent litigation with Oberthur Gaming Technologies Corporation (“OGT”). As part of the settlement, the parties dismissed litigation in Georgia federal court and Munich, Germany. In addition, on April 28, 2006 we obtained a non-exclusive, pre-paid license to the patents of OGT for a one-time payment of $1.75 million.

Item 6.            Exhibits

Exhibits
10.1

Amendment and Restatement Agreement, dated as of March 31, 2006, including Exhibit A, which is the Amended and Restated Credit Agreement, dated as of March 31, 2006, among the Company, as Borrower, JPMorgan Chase Bank N.A., as administrative agent and collateral agent, J.P. Morgan Securities Inc. as lead arranger and bookrunner, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2006).

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
(principal financial officer)

Dated:    May 9, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Amendment and Restatement Agreement dated as of March 31, 2006, including Exhibit A, which is the Amended and Restated Credit Agreement, dated as of March 31, 2006, among the Company, as Borrower, JPMorgan Chase Bank N.A., as administrative agent and collateral agent, J.P. Morgan Securities Inc. as lead arranger and bookrunner, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2006).

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