Form 10-Q
period 2006-06-30
SCIENTIFIC GAMES CORP
filed 2006-08-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ ¨    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2006:

Class A Common Stock:  91,306,716

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED JUNE 30, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,942	34,155
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $6,288 at December 31, 2005 and June 30, 2006, respectively	129,250	158,739
Inventories	40,148	50,993
Deferred income taxes	14,242	31,948
Prepaid expenses, deposits and other current assets	31,971	39,907
Total current assets	254,553	315,742
Property and equipment, at cost	666,469	755,490
Less accumulated depreciation	300,250	327,797
Net property and equipment	366,219	427,693
Goodwill, net	339,169	570,663
Operating rights, net	14,020	26,000
Other intangible assets, net	73,269	116,028
Other assets and investments	125,283	140,442
Total assets	$1,172,513	1,596,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,055	2,818
Accounts payable	54,223	54,107
Accrued liabilities	80,305	123,459
Interest payable	779	1,597
Total current liabilities	141,362	181,981
Deferred income taxes	9,759	10,507
Other long-term liabilities	59,879	71,060
Long-term debt, excluding current installments	574,680	855,229
Total liabilities	785,680	1,118,777
Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 89,869 and 91,305 shares outstanding at December 31, 2005 and June 30, 2006, respectively	899	913
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	425,750	451,142
Accumulated earnings (losses)	(33,309)	14,038
Treasury stock, at cost	(9,556)	(9,556)
Accumulated other comprehensive income	3,049	21,254
Total stockholders’ equity	386,833	477,791
Total liabilities and stockholders’ equity	$1,172,513	1,596,568

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2005 and 2006
(Unaudited, in thousands, except per share amounts)

	2005	2006
Operating revenues:
Services	$160,867	214,232
Sales	36,557	25,405
	197,424	239,637
Operating expenses
Cost of services (exclusive of depreciation and amortization)	87,432	118,595
Cost of sales (exclusive of depreciation and amortization)	25,503	19,248
Selling, general and administrative expenses	25,725	35,346
Depreciation and amortization	17,119	23,525
Operating income	41,645	42,923
Other deductions:
Interest expense	6,812	11,115
Equity in net (income) loss in joint ventures	955	(3,157)
Other income, net	(578)	(226)
	7,189	7,732
Income before income tax expense	34,456	35,191
Income tax expense	9,692	10,214
Net income	$24,764	24,977

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.28	0.27
Diluted net income available to common stockholders	$0.27	0.26

Weighted average number of shares used in per share calculations:
Basic shares	89,207	91,202
Diluted shares	92,142	95,989

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2005 and 2006
(Unaudited, in thousands, except per share amounts)

	2005	2006
Operating revenues:
Services	$316,621	391,192
Sales	65,359	56,574
	381,980	447,766
Operating expenses
Cost of services (exclusive of depreciation and amortization)	172,681	213,543
Cost of sales (exclusive of depreciation and amortization)	45,777	43,792
Selling, general and administrative expenses	53,453	67,738
Depreciation and amortization	31,594	42,817
Operating income	78,475	79,876
Other deductions:
Interest expense	13,222	18,317
Equity in net (income) loss in joint ventures	1,498	(4,733)
Other income, net	(722)	(869)
	13,998	12,715
Income before income tax expense	64,477	67,161
Income tax expense	18,698	19,814
Net income	$45,779	47,347

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.51	0.52
Diluted net income available to common stockholders	$0.50	0.50

Weighted average number of shares used in per share calculations:
Basic shares	88,913	90,687
Diluted shares	92,047	94,992

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2006
(Unaudited, in thousands)

	2005	2006
Cash flows from operating activities:
Net income	$45,779	47,347

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,594	42,817
Change in deferred income taxes	9,604	(3,212)
Share-based compensation	—	9,444
Tax benefit from exercise of employee stock options	5,636	—
Changes in operating assets and liabilities, net of effects of acquisitions	(46,547)	(3,626)
Change in short-term investments	43,875	—
Other	4,980	(2,571)
Net cash provided by operating activities	94,921	90,199

Cash flows from investing activities:
Capital expenditures	(11,878)	(8,516)
Wagering systems expenditures	(31,555)	(71,954)
Other intangible assets and software expenditures	(8,786)	(24,502)
Change in other assets and liabilities, net	(10,231)	(9,696)
Business acquisitions, net of cash acquired	(24,774)	(267,010)
Net cash used in investing activities	(87,224)	(381,678)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	600,482	1,791,269
Payments on long-term debt	(622,585)	(1,514,089)
Excess tax benefit from equity-based compensation plan	—	4,082
Net proceeds from issuance of common stock	4,903	11,540
Net cash provided by (used in) financing activities	(17,200)	292,802
Effect of exchange rate changes on cash and cash equivalents	(3,971)	(6,110)
Decrease in cash and cash equivalents	(13,474)	(4,787)
Cash and cash equivalents, beginning of period	66,120	38,942
Cash and cash equivalents, end of period	$52,646	34,155

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,786	15,358
Income taxes, net of refunds	$384	16,480

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)            Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of June 30, 2006, the consolidated statements of income for the three and six months ended June 30, 2005 and 2006, and the consolidated condensed statements of cash flows for the six months ended June 30, 2005 and 2006, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at June 30, 2006 and the results of its operations for the three and six months ended June 30, 2005 and 2006 and its cash flows for the six months ended June 30, 2005 and 2006 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2005 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Income (numerator)
Net income (basic)	$24,764	24,977	$45,779	47,347
Shares (denominator)
Basic weighted average common shares outstanding	89,207	91,202	88,913	90,687
Effect of dilutive securities-stock options, warrants and deferred shares	2,935	2,793	3,134	2,889
Effect of dilutive shares related to convertible debentures	—	1,994	—	1,416
Diluted weighted average common shares outstanding	$92,142	95,989	92,047	94,992

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.28	0.27	$0.51	0.52
Diluted net income per share available to common stockholders	$0.27	0.26	$0.50	0.50

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000, 0.75% convertible subordinated notes due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and the Company has purchased a bond hedge to mitigate the potential economic dilution from conversion. During the second quarter of 2006, the average price of the Company’s common stock exceeded the specified conversion price. For the three and six months ended June 30, 2006, the Company has included 1,994 and 1,416 shares, respectively, related to its Convertible Debentures in its diluted weighted average common shares outstanding.  Such shares were excluded from the three and six months ended June 30, 2005 calculation, as they were anti-dilutive.  The Company has not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debenture matures, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

(2)    Acquisitions

On April 20, 2006, the Company acquired The Global Draw Limited and certain related companies (“Global Draw”). In such transaction, Scientific Games International Holdings acquired the entire share capital of Neomi Associates Inc, of which The Global Draw Limited is a 100% owned subsidiary, and Scientific Games Beteiligungsgesellschaft mbH acquired the entire share capital of Research and Development GmbH.  Global Draw is a leading United Kingdom supplier of fixed odds betting terminals and systems, and interactive sports betting systems. The Company expects that the acquisition of Global Draw will strengthen its role in the worldwide sports betting and video lottery business. The purchase price was approximately $183 million (subject to adjustment), plus an earn-out to the selling shareholders, as well as contingent bonuses to certain members of the management team, based on the future financial performance of the business.  The aggregate amount of such payments would total one-third of an amount equal to Global Draw’s EBITDA (EBITDA, for such purposes, is defined as the consolidated earnings before interest, tax, depreciation and amortization) for the year ended December 31, 2008 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, such payments made to selling shareholders will be capitalized as additional purchase price and any such payments made to management will be expensed. The acquisition was recorded using the purchase method of accounting.  Approximately $2 million of the preliminary estimate of goodwill of approximately $152 million from the acquisition of Global Draw is deductible for tax purposes.  All other assets and liabilities acquired in the transaction were included in the preliminary purchase price allocation.  The Company financed the acquisition through a combination of borrowings under its existing revolving credit facility and a new $100,000 term loan. The operating results of Global Draw have been included in the Diversified Gaming segment since the beginning of the second quarter of 2006.  The following table represents the unaudited pro forma results of operations for the three and six months ended June 30, 2005 and 2006 as if the transaction had occurred at the beginning of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Operating revenues	$219,327	239,637	$427,431	471,314
Operating income	$50,818	42,923	$99,119	91,347
Net income	$29,581	24,977	$57,038	53,789
Basic net income per share	$0.33	0.27	$0.64	0.59
Diluded net income per share	$0.32	0.26	$0.62	0.57

These pro forma results have been prepared for comparative purpose and do not purport to be indicative of what would have occurred had the acquisition been consummated on January 1, 2005, or the results that may occur in the future.

On April 5, 2006, the Company acquired certain assets of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) located in Bridgeport, Connecticut. The Company expects that the acquisition of Shoreline will allow it to maximize the potential of its Connecticut operations. Additionally, the deal eliminates existing restrictions on the Company’s ability to simulcast live racing in certain portions of the state.  The purchase price was approximately $12 million (subject to adjustment) plus an earn-out, based on the future financial performance of the business.  The Company paid cash for the acquisition which will be recorded using the purchase method of accounting.  The acquisition of Shoreline was not material to the Company’s operations.

On March 22, 2006, the Company acquired substantially all of the online lottery assets of Swedish firm EssNet AB (“EssNet”) which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lotteries of Hungary and Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries.  The Company expects that its acquisition of EssNet will enable it to further expand into the European lottery market.  The purchase price was approximately $60 million in cash.  The acquisition was recorded using the purchase method of accounting.  The operating results of EssNet are included in the Lottery

Systems segment and have been included in the Company’s statements of operations since the date of acquisition.  Approximately $55 million of the preliminary estimate of goodwill of approximately $75 million from the acquisition of EssNet is deductible for tax purposes.  Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities were included in the preliminary purchase price allocation.  The acquisition of EssNet was not material to the Company’s operations.

In conjunction with the purchase of EssNet, the Company has a plan to integrate certain operating locations as part of the integration of EssNet.  The Company has recorded approximately $27 million in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration.

(3)    Operating Segment Information

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

As previously reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Company determined that its previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way the Company managed the business. Beginning in the first quarter of 2006, the Company reported its business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes the Company’s online lottery business. The Diversified Gaming segment includes the Company’s pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the Company’s off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.

The Printed Products Group provides instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally this division provides lotteries with over 80 licensed brand products and includes prepaid phone cards for cellular phone service providers. The Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance for these products.  The Diversified Gaming Group provides computerized wagering systems and services such as race simulcasting and communications services and telephone and internet account wagering to the pari-mutuel wagering industry. It owns and operates licensed pari-mutuel wagering facilities in Connecticut, Maine and the Netherlands.  Additionally, with the acquisition of Global Draw, this division is a supplier of fixed odd betting terminals and systems, and interactive sports betting terminals and systems throughout Europe.

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three months and six ended June 30, 2005 and 2006, by current reportable segments.  Corporate expenses, interest expense and other (income) deductions are not allocated to the reportable segments. All prior period amounts have been restated to reflect the current reportable segments.

	Three Months Ended June 30, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$83,426	42,904	34,537	160,867
Sales revenues	18,035	15,003	3,519	36,557
Total revenues	101,461	57,907	38,056	197,424

Cost of services (exclusive of depreciation and amortization)	42,472	20,709	24,251	87,432
Cost of sales (exclusive of depreciation and amortization)	13,380	9,835	2,288	25,503
Selling, general and administrative expenses	9,103	6,165	3,118	18,386
Depreciation and amortization	4,469	8,422	3,938	16,829
Segment operating income	$32,037	12,776	4,461	49,274
Unallocated corporate expense				7,629
Consolidated operating income				$41,645

Capital and wagering systems expenditures	$2,654	13,518	3,973	20,145

	Three Months Ended June 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$100,615	56,659	56,958	214,232
Sales revenues	11,818	12,409	1,178	25,405
Total revenues	112,433	69,068	58,136	239,637

Cost of services (exclusive of depreciation and amortization)	52,695	33,694	32,206	118,595
Cost of sales (exclusive of depreciation and amortization)	9,206	8,861	1,181	19,248
Selling, general and administrative expenses	10,849	8,079	4,534	23,462
Depreciation and amortization	6,141	11,041	6,099	23,281
Segment operating income	$33,542	7,393	14,116	55,051
Unallocated corporate expense				12,128
Consolidated operating income				$42,923

Capital and wagering systems expenditures	$5,201	28,890	10,892	44,983

	Six Months Ended June 30, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$166,943	82,778	66,900	316,621
Sales revenues	36,664	24,819	3,876	65,359
Total revenues	203,607	107,597	70,776	381,980

Cost of services (exclusive of depreciation and amortization)	85,631	41,439	45,611	172,681
Cost of sales (exclusive of depreciation and amortization)	26,888	16,186	2,703	45,777
Selling, general and administrative expenses	19,508	12,878	7,033	39,419
Depreciation and amortization	8,818	14,935	7,276	31,029
Segment operating income	$62,762	22,159	8,153	93,074
Unallocated corporate expense				14,599
Consolidated operating income				$78,475

Assets at June 30, 2005	$432,162	347,987	112,940	893,089
Unallocated assets at June 30, 2005				207,682
Consolidated assets at June 30, 2005				$1,100,771

Capital and wagering systems expenditures	$4,000	33,103	6,330	43,433

	Six Months Ended June 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$194,194	109,376	87,622	391,192
Sales revenues	25,939	27,108	3,527	56,574
Total revenues	220,133	136,484	91,149	447,766

Cost of services (exclusive of depreciation and amortization)	98,986	61,367	53,190	213,543
Cost of sales (exclusive of depreciation and amortization)	19,979	20,453	3,360	43,792
Selling, general and administrative expenses	22,205	15,528	6,975	44,708
Depreciation and amortization	11,326	21,534	9,495	42,355
Segment operating income	$67,637	17,602	18,129	103,368
Unallocated corporate expense				23,492
Consolidated operating income				$79,876

Assets at June 30, 2006	$503,435	549,563	361,878	1,414,876
Unallocated assets at June 30, 2006				181,692
Consolidated assets at June 30, 2006				$1,596,568

Capital and wagering systems expenditures	$10,859	51,788	17,823	80,470

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Reported consolidated operating income	$41,645	42,923	$78,475	79,876
Interest expense	6,812	11,115	13,222	18,317
Equity in net (income) loss of joint ventures	955	(3,157)	1,498	(4,733)
Other income, net	(578)	(226)	(722)	(869)
Income before income tax expense	$34,456	35,191	$64,477	67,161

In evaluating financial performance, the Company focuses on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, equity in net (income) loss in joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Annual Report on Form 10-K).

(4)            Income Tax Expense

The effective tax rates for the three and six months ended June 30, 2006 of 29.0% and 29.5%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the Company’s operations outside the United States and the tax benefit of the 2004 debt restructuring.  The effective income tax rates for the three and six months ended June 30, 2005 of approximately 28.1% and 29.0%, respectively, differed from the federal statutory rate due to benefits from expanded business outside the United States, the 2004 debt restructuring and increased research and development activities.

(5)            Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2005 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income	$24,764	24,977	$45,779	47,347
Other comprehensive income (loss):
Foreign currency translation	(5,262)	17,976	(8,652)	18,716
Unrealized loss (gain) on investments	1,656	264	1,645	(511)
Other comprehensive income (loss)	(3,606)	18,240	(7,007)	18,205
Comprehensive income	$21,158	43,217	$38,772	65,552

(6)            Inventories

Inventories consist of the following:

	December 31,	June 30,
	2005	2006
Parts and work-in-process	$20,694	27,346
Finished goods	19,454	23,647
	$40,148	50,993

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)            Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2005	2006
Compensation and benefits	$21,992	21,349
Customer advances	6,667	1,847
Deferred revenue	8,873	13,004
Taxes, other than income	4,489	7,002
Accrued licenses	5,396	1,464
Liabilites assumed in business combinations	—	25,589
Accrued contract costs	9,461	11,439
Other	23,427	41,765
	$80,305	123,459

(8)   Long-Term Debt

On July 7, 2006, the Company amended (the “Amendment”) its existing Credit Agreement dated as of December 31, 2004, as amended and restated as of March 31, 2006 (the “March 2006 Amended and Restated Credit Agreement”), to provide for a new $150 million senior secured term loan (the “Term Loan D”) and to make certain other changes to the March 2006 Amended and Restated Credit Agreement (the March 2006 Amended and Restated Credit Agreement and the Amendment are collectively referred to as the “July 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan D were used to repay, in full, the remaining $98.5 million of existing Term Loan B and to pay down approximately $51 million of borrowings under the Company’s existing revolving credit facility  The interest rate with respect to the Term Loan D will vary, depending upon the Company’s consolidated leverage ratio, from 75 basis points to 150 basis points above LIBOR for eurocurrency loans and from zero basis points to 50 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans.  The Company paid approximately $0.5 million in banking, legal and other fees in connection with the Amendment.  The July 2006 Amended and Restated Credit Agreement will terminate on December 23, 2009.

Effective July 7, 2006, the Company had approximately $113,754 available for borrowing under the Company’s revolving credit facility under the July 2006 Amended and Restated Credit Agreement.   There were $182,500 of borrowings and $56,246 in letters of credit outstanding under the revolving credit facility at June 30, 2006.

The July 2006 Amended and Restated Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•       A maximum Consolidated Leverage Ratio of 3.75 until December 2009.  Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles (“GAAP”) as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A maximum Consolidated Senior Debt Ratio of 2.50 until December 2009.  Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the amount of the Company’s 6.25% senior subordinated notes due 2012 (the “2004 Notes”) and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A minimum Consolidated Interest Coverage Ratio of 3.50 until December 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

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

The Company was in compliance with its covenants as of March 31, 2006 and June 30, 2006.

(9)            Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2005 and June 30, 2006.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values. For the three months ended June 30, 2006, intangible assets were impacted by foreign currency translation adjustments of approximately $300.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2005
Amortizable intangible assets:
Patents	15	$5,201	811	4,390
Customer lists	14	18,813	8,804	10,009
Customer service contracts	15	3,793	1,392	2,401
Licenses	4	14,458	6,906	7,552
Lottery contracts	5	31,902	13,441	18,461
		74,167	31,354	42,813
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$129,080	41,791	87,289

Balance at June 30, 2006
Amortizable intangible assets:
Patents	14	$7,116	903	6,213
Customer lists	10	28,060	10,055	18,005
Customer service contracts	15	3,577	1,711	1,866
Licenses	4	26,039	9,346	16,693
Intellectual property	4	20,581	1,443	19,138
Lottery contracts	5	34,782	16,360	18,422
		120,155	39,818	80,337
Non-amortizable intangible assets:
Tradename		37,809	2,118	35,691
Connecticut off-track betting system operating right		34,319	8,319	26,000
		72,128	10,437	61,691
Total intangible assets		$192,283	50,255	142,028

The aggregate intangible amortization expense for the three month periods ended June 30, 2005 and 2006 was approximately $2,600 and $5,400, respectively.  The aggregate intangible amortization expense for the six month periods ended June 30, 2005 and 2006 was approximately $5,300 and $8,200, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from January 1, 2006 to June 30, 2006.  In 2006, the Company recorded (a) a $489 increase in goodwill associated with the final purchase price valuation and allocation adjustments of Promo-Travel International, Inc., (b) a $ 618 decrease in goodwill associated with the acquisition of IGT OnLine Entertainment Systems, Inc., (c) a $314 decrease in goodwill associated with the acquisition of the remaining 35% minority interest in Scientific Games Latin America S.A., (d) a $74,811 increase in goodwill in connection with the acquisition of the online assets of EssNet, (e) a $43 increase in goodwill for the acquisition of an off-track betting operation, (f) a $149,986 increase in goodwill for the acquisition of Global Draw and (g) a $7,097 increase in goodwill, as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2005	$243,439	95,115	615	339,169
Adjustments:	918	78,371	152,205	231,494
Balance at June 30, 2006	$244,357	173,486	152,820	570,663

(10)     Pension Plans

The Company has two funded defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for certain U.K. based employees. Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement. The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Company contributions to the plan are at the discretion of the Company’s Board of Directors. The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six month periods ended June 30, 2005 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Components of net periodic pension benefit cost:
Service cost	$813	548	$1,627	1,095
Interest cost	787	551	1,575	1,102
Expected return on plan assets	(626)	(561)	(1,251)	(1,123)
Actuarial loss	420	276	839	551
Net amortization and deferral	16	20	32	40
Amortization of prior service costs	192	—	384	—
Net periodic cost	$1,602	834	$3,206	1,665

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2,500 to its defined benefit pension plans in 2006. As of June 30, 2006, approximately $1,000 and $20 of contributions to the U.K. Plan and U.S. Plan, respectively, have been made. The Company presently anticipates contributing an additional $1,480 of contributions to its defined benefit pension plans, in 2006, for a total of $2,500.

(11)     Stockholders’ Equity

At June 30, 2006, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

(12)  Stock-Based Compensation

On January 1, 2006, the Company adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  Under the modified prospective method the Company’s prior interim periods and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

Upon its adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all stock options granted, modified or cancelled after the Company’s adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on the Company’s recognition of compensation expense relating to the vesting of restricted stock grants.

Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in the Company’s operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (“EITF 00-15”). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the Company’s statement of cash flows as financing cash inflows.

The effect of adopting SFAS 123(R) on the Company’s income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three and six month periods ended June 30, 2006, is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income from operations, as reported	$42,923	79,876
Effect of adopting SFAS 123(R) on income from operations	3,470	7,161
Income from operations	$46,393	87,037

Income before income taxes, as reported	$35,191	67,161
Effect of adopting SFAS 123(R) on income before income taxes	3,470	7,161
Income before income taxes	$38,661	74,322

Net income, as reported	$24,977	47,347
Effect of adopting SFAS 123(R) on net income	2,318	4,784
Net income	$27,295	52,131

Net cash provided by operating activities, as reported	$56,035	90,199
Effect of adopting SFAS 123(R) on net cash provided by operating activities	2,318	4,784
Net cash provided by operating activities	$58,353	94,983

Net cash provided by financing activities, as reported	$215,950	292,802
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(2,318)	(4,784)
Net cash provided by financing activities	$213,632	288,018

Net income per share, as reported:
Basic	$0.27	0.52
Diluted	$0.26	0.50

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.02	0.05

Net income per share:
Basic	$0.29	0.57
Diluted	$0.28	0.55

Prior to its adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to its employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when the Company issued common stock under its Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date. In October 1995, FASB issued SFAS 123, which allowed the Company to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if the Company had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. The Company continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income and net income per share for the three and six month periods ended June 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$24,764	45,779
Equity-based compensation included in net income, as reported	51	103
Equity-based compensation under SFAS 123	(2,152)	(4,024)
Pro forma net income	$22,663	41,858

Reported net income per share:
Basic	$0.28	0.51
Diluted	$0.27	0.50

Pro forma net income per share:
Basic	$0.26	0.48
Diluted	$0.25	0.46

The Company grants stock options to employees and directors under the Company’s equity incentive plans at not less than the fair market value of the stock at the date of grant. Options granted over the last several years have been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years.

The Company grants restricted stock units to employees and directors under the Company’s equity incentive plans. Restricted stock units have only been granted over the last year and have been exercisable in five equal installments beginning on the first anniversary of the date of grant with a maximum term of five years.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans in 2006 is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
	(In thousand except share price and year)

Options outstanding at December 31, 2005	9,701		$15.52	$—
Granted	405		31.76	—
Exercised	(1,241)		7.27	31,523
Canceled	(772)		26.79	—
Options outstanding at March 31, 2006	8,093	7.1	$16.54	$149,610
Granted	155		37.04	—
Exercised	(148)		13.42	3,657
Canceled	(30)		21.16	—
Options outstanding at June 30, 2006	8,070	6.8	$16.98	$144,007

Options excercisable at
March 31, 2006	3,001	4.8	$7.49	$82,659
June 30, 2006	3,080	4.5	$7.39	$84,492

	Three Months Ended
	March 31, 2006	June 30, 2006
Weighted average per-share fair value of options granted during the period	$13.16	15.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used in the model are outlined in the following table:

Six Months Ended
June 30, 2006

Assumptions:
Expected volatility	33.25%
Risk-free interest rate	4.4% - 5.2%
Dividend yield	—%
Expected life (in years)	6

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

For the three and six month periods ended, June 30, 2006, the Company recognized equity-based compensation expense of approximately $3,500 and $7,200, respectively, related to the vesting of stock options and the related tax benefit of approximately $800 and $2,200, respectively.  At June 30, 2006, the Company had unearned compensation of approximately $42,000 relating to stock option awards that will be amortized over a period of approximately four years. At June 30, 2006, the Company had 2,400 options and restricted stock units available to be granted under its equity-based compensation plans.

Restricted Stock Unit

A summary of the changes in restricted stock unit outstanding under the Company’s equity compensation plans during the six months ended June 30, 2006 is presented below:

	Number of Restricted Stock	Weighed Average Grant Date Fair Value
	(In thousands except share price)

Non-vested shares at December 31, 2005	363	$27.57
Granted	541	30.84
Vested	—	—
Canceled	(2)	28.11
Non-vested shares at March 31, 2006	902	$29.53
Granted	124	38.08
Vested	—	—
Canceled	(2)	27.68
Non-vested shares at June 30, 2006	1,024	$30.67

In the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $1,500 and $2,200, respectively, related to the vesting of restricted stock unit and the related tax benefit of approximately $600 and $900, respectively.  At June 30, 2006, the Company had unearned compensation of approximately $26,500 relating to restricted stock units that will be amortized over a period of approximately four years.

Employee Stock Purchase Plan

In 2002, the Company adopted, and its stockholders approved, an Employee Stock Purchase Plan (“ESPP”) under which a total of up to 1,000 shares of Class A Common Stock may be purchased by eligible employees under offerings made by the Company each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock’s market value. Under an amendment to the ESPP adopted in 2005, the purchase price for offering periods beginning in 2006 will represent a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period).  The Company issued 18 shares under the ESPP during the quarter ended June 30, 2006.

(13)     Litigation

On April 28, 2006, the Company agreed to settle the previously reported patent litigation with Oberthur Gaming Technologies Corporation (“OGT”). As part of the settlement, the parties dismissed litigation in Georgia federal court and Munich, Germany.  In addition, on April 28, 2006 the Company obtained a non-exclusive, pre-paid license to the patents of OGT for a one-time payment of $1,750.

As previously reported, in November 2005, the Company was advised that the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by the Company’s subsidiary Scientific Games International, Inc. and one of its now former employees for alleged failure to timely register as a lobbyist. On May 22, 2006, the Company learned that the former employee and two former consultants were charged with misdemeanors for failing to register as lobbyists by the District Attorney for North Carolina who had been assigned the investigation and that the investigation has now been concluded. The Company is cooperating with the prosecution.

(14)  Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The 2004 Notes, the Convertible Debentures and the July 2006 Amended and Restated Credit Agreement are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100% owned Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the July 2006 Amended and Restated Credit Agreement, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

Scientific Games Management Corporation has been reclassified from the Parent Company to the Guarantor Subsidiaries for the three and six months ended June 30, 2005.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$—	(4,050)	38,205	—	34,155
Accounts receivable, net	—	109,325	49,414	—	158,739
Inventories	—	40,734	10,684	(425)	50,993
Other current assets	8,231	22,368	41,256	—	71,855
Property and equipment, net	—	298,035	130,195	(537)	427,693
Investment in subsidiaries	682,257	191,714	113,090	(987,061)	—
Goodwill	183	299,886	270,594	—	570,663
Intangible assets	—	98,281	43,747	—	142,028
Other assets	11,665	99,909	34,929	(6,061)	140,442
Total assets	$702,336	1,156,202	732,114	(994,084)	1,596,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current installments of long-term debt	$2,000	—	818	—	2,818
Current liabilities	(1,242)	77,306	103,020	79	179,163
Long-term debt, excluding current installments	853,750	—	1,479	—	855,229
Other non-current liabilities	(13,674)	73,360	21,875	6	81,567
Intercompany balances	(720,048)	684,059	35,989	—	—
Stockholders’ equity	581,550	321,477	568,933	(994,169)	477,791
Total liabilities and stockholders’ equity	$702,336	1,156,202	732,114	(994,084)	1,596,568

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	152,056	49,657	(4,289)	197,424
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	81,653	35,471	(4,189)	112,935
Selling, general and administrative expenses	570	20,709	4,466	(20)	25,725
Depreciation and amortization	28	13,613	3,478	—	17,119
Operating income (loss)	(598)	36,081	6,242	(80)	41,645
Interest expense	6,356	155	301	—	6,812
Other (income) expense, net	—	245	99	33	377
Income (loss) before equity in income of subsidiaries, and income taxes	(6,954)	35,681	5,842	(113)	34,456
Equity in income of subsidiaries	38,629	—	—	(38,629)	—
Income tax expense	6,911	1,642	1,139	—	9,692
Net income	$24,764	34,039	4,703	(38,742)	24,764

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	155,180	89,884	(5,427)	239,637
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	84,372	58,898	(5,427)	137,843
Selling, general and administrative expenses	(3,596)	32,159	6,803	(20)	35,346
Depreciation and amortization	—	15,537	7,988	—	23,525
Operating income (loss)	3,596	23,112	16,195	20	42,923
Interest expense	10,704	305	106	—	11,115
Other (income) expense, net	(10,016)	5,971	662	—	(3,383)
Income (loss) before equity in income of subsidiaries, and income taxes	2,908	16,836	15,427	20	35,191
Equity in income of subsidiaries	27,927	—	—	(27,927)	—
Income tax expense	5,858	908	3,448	—	10,214
Net income	$24,977	15,928	11,979	(27,907)	24,977

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	293,998	94,761	(6,779)	381,980
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	159,159	66,074	(6,775)	218,458
Selling, general and administrative expenses	1,253	42,913	9,327	(40)	53,453
Depreciation and amortization	27	24,781	6,786	—	31,594
Operating income (loss)	(1,280)	67,145	12,574	36	78,475
Interest expense	12,552	263	407	—	13,222
Other (income) expense, net	—	123	(28)	681	776
Income (loss) before equity in income of subsidiaries, and income taxes	(13,832)	66,759	12,195	(645)	64,477
Equity in income of subsidiaries	73,054	—	—	(73,054)	—
Income tax expense	13,443	2,879	2,376	—	18,698
Net income	$45,779	63,880	9,819	(73,699)	45,779

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Six Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	309,586	149,454	(11,274)	447,766
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	163,668	104,941	(11,274)	257,335
Selling, general and administrative expenses	1,455	54,335	12,026	(78)	67,738
Depreciation and amortization	—	30,117	12,700	—	42,817
Operating income (loss)	(1,455)	61,466	19,787	78	79,876
Interest expense	17,501	561	255	—	18,317
Other (income) expense, net	(10,016)	3,764	717	(67)	(5,602)
Income (loss) before equity in income of subsidiaries, and income taxes	(8,940)	57,141	18,815	145	67,161
Equity in income of subsidiaries	71,958	—	—	(71,958)	—
Income tax expense	15,671	998	3,145	—	19,814
Net income	$47,347	56,143	15,670	(71,813)	47,347

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$45,779	63,880	9,819	(73,699)	45,779
Depreciation and amortization	27	24,781	6,786	—	31,594
Deferred income taxes	9,240	(791)	1,155	—	9,604
Equity in income of subsidiaries	(73,054)	—	—	73,054	—
Changes in operating assets and liabilities, net of effects of acquisitions	5,696	6,236	(8,966)	(2)	2,964
Other non-cash adjustments	1,776	3,184	20		4,980

Net cash provided by (used in) operating activities	(10,536)	97,290	8,814	(647)	94,921

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(29,231)	(14,202)	—	(43,433)
Business acquisitions, net of cash acquired	—	(4,094)	(20,680)	—	(24,774)
Other assets and investments	139	(10,562)	(9,643)	1,049	(19,017)

Net cash provided by (used in) investing activities	139	(43,887)	(44,525)	1,049	(87,224)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	(22,500)	—	397	—	(22,103)
Net proceeds from issuance of common stock	4,903	—	1,089	(1,089)	4,903
Other, principally intercompany balances	28,214	(70,764)	64,336	(21,786)	—

Net cash provided by (used in) financing activities	10,617	(70,764)	65,822	(22,875)	(17,200)

Effect of exchange rate changes on cash	(220)	314	(26,538)	22,473	(3,971)

Increase (decrease) in cash and cash equivalents	—	(17,047)	3,573	—	(13,474)
Cash and cash equivalents, beginning of period	—	41,515	24,604	1	66,120
Cash and cash equivalents, end of period	$—	24,468	28,177	1	52,646

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$47,347	56,143	15,670	(71,813)	47,347
Depreciation and amortization	—	30,117	12,700	—	42,817
Deferred income taxes	(1,434)	(131)	(1,647)	—	(3,212)
Equity in income (loss) of subsidiaries	(71,958)	—	—	71,958	—
Changes in operating assets and liabilities, net of effects of acquisitions	2,930	(30,217)	23,967	(306)	(3,626)
Other	2,041	4,501	331	—	6,873

Net cash provided by (used in) operating activities	(21,074)	60,413	51,021	(161)	90,199

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(57,660)	(22,810)	—	(80,470)
Business acquisitions, net of cash acquired	—	(11,980)	(255,030)	—	(267,010)
Other assets and investments	(295,450)	(27,766)	(149,388)	438,406	(34,198)

Net cash used in investing activities	(295,450)	(97,406)	(427,228)	438,406	(381,678)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	281,750	—	(4,570)	—	277,180
Net proceeds from issuance of common stock	11,542	—	438,474	(438,476)	11,540
Excess tax benefit from equity-based compensation plan	4,082	—	—	—	4,082
Other, principally intercompany balances	19,146	17,692	(59,243)	22,405	—

Net cash provided by (used in) financing activities	316,520	17,692	374,661	(416,071)	292,802

Effect of exchange rate changes on cash	4	(324)	16,384	(22,174)	(6,110)

Increase (decrease) in cash and cash equivalents	—	(19,625)	14,838	—	(4,787)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942
Cash and cash equivalents, end of period	$—	(4,050)	38,205	—	34,155

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition of Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”), as of June 30, 2006 and the results of our operations for the three and six months ended June 30, 2006, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we determined that our previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way we manage the business. Beginning in the first quarter of 2006, we reported our business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes our online lottery business. The Diversified Gaming segment includes the pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.  Beginning in the second quarter of 2006, Global Draw was included in the Diversified Gaming segment.

 The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Additionally, the fourth quarter is the weakest quarter for Global Draw due to reduced wagering during the holiday season. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.

Operating results may also vary significantly from period to period depending on the addition or disposition of business units in each period.

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers. In April 2005, we acquired the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America. We originally acquired a 65% interest in SGLA in June 2002.

We are also a worldwide manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.

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

Diversified Gaming Group

We are a leading supplier of fixed odds betting terminals and systems, and interactive sports betting terminals and systems. We supply our products and services on the basis of revenue participation to customers who are licensed bookmaking operators in the United Kingdom. We also operate terminals and betting systems in Austria and the United Kingdom.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following analysis compares our results of operations for the quarter ended June 30, 2006 to the results for the quarter ended June 30, 2005.

Overview

Revenue Analysis

For the quarter ended June 30, 2006, total revenue was $239.6 million compared to $197.4 million, for the quarter ended June 30, 2005, an increase of $42.2 million or 21%. Our service revenue for the three months ended June 30, 2006 was $214.2 million compared to $160.9 million for the three months ended June 30, 2005, an increase of $53.3 million, or 33%. The increase was attributable to the acquisitions of EssNet and Global Draw, strong sales of instant lottery tickets and the addition of new Lottery Systems and Printed Products contracts, partially offset by a decline in Diversified Gaming dollars wagered, or Handle in the quarter. Our sales revenue for the three months ended June 30, 2006 was $25.4 million compared to $36.6 million in the prior year quarter, a decrease of $11.2 million, or 31%. This decrease was primarily due to a decrease in sales in Printed Products, Lottery Systems and Diversified Gaming.

Expense Analysis

Cost of services of $118.6 million for the quarter ended June 30, 2006 were $31.2 million or 36% higher than for the quarter ended June 30, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw and the addition of new Lottery Systems and Printed Products contracts. Cost of sales of $19.2 million for the quarter ended June 30, 2006 were $6.3 million or 25% lower than the quarter ended June 30, 2005 due to lower sales revenues in each of our business segments.

Selling, general and administrative expenses of $35.3 million for the quarter ended June 30, 2006 were $9.6 million or 37% higher than for the quarter ended June 30, 2005. This increase was primarily related to a $4.9 million non-cash charge for stock based compensation expense in 2006 associated with the adoption of SFAS 123(R) and restricted stock awards, the acquisition of Global Draw and higher costs for international business development activities, new contracts and professional fees.

Depreciation and amortization expense of $23.5 million for the quarter ended June 30, 2006 increased $6.4 million or 37% from the same period in 2005, primarily due to the addition of EssNet and Global Draw, and new Lottery Systems and Printed Products contracts.

Interest expense of $11.1 million for the quarter ended June 30, 2006 increased $4.3 million or 63% from the same period in 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowings for our purchase of EssNet and Global Draw.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. In the second quarter of 2006, our share of the Italian consortium’s net income totaled $3.4 million compared to a loss of $0.5 million in the second quarter of 2005. The income in the second quarter of 2006 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $10.2 million for the quarter ended June 30, 2006 and $9.7 million for the quarter ended June 30, 2005.  The effective income tax rate for the three months ended June 30, 2006 and 2005 was 29.0% and 28.1% respectively.

Segment Overview

Printed Products

For the quarter ended June 30, 2006, total revenue for Printed Products was $112.4 million compared to $101.5 million in the quarter ended June 30, 2005, an increase of $10.9 million, or 11%. For the quarter ended June 30, 2006, service revenue for Printed Products was $100.6 million compared to $83.4 million in the corresponding period in the prior year, an increase of $17.2 million, or 21%. The increase was attributable to new contracts, strong sales of instant lottery tickets and the launch of the Major League Baseball licensed games.

Printed Products sales revenue for the quarter ended June 30, 2006, was $11.8 million compared to $18.0 million for the quarter ended June 30, 2005, a decrease of $6.2 million, or 34%. The decrease was primarily the result of a $3.0 million decline in phone card sales due to a change in product mix; $1.7 million of German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets; and a decrease in the sales of non-lottery printed products in Germany.

Cost of services of $52.7 million for the quarter ended June 30, 2006 were $10.2 million or 24% higher than from the same period in 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the quarter.  Cost of sales of $9.2 million for the quarter ended June 30, 2006 were $4.2 million or 31% lower than the same period in 2005 due to decreased sales revenues as discussed above.

Selling, general and administrative expenses of $10.8 million for the quarter ended June 30, 2006 were $1.7 million or 19% higher than in the quarter ended June 30, 2005. This increase is primarily the result of $1.0 million for new contracts in Europe and higher costs for international business development activities and professional fees.

Depreciation and amortization expense of $6.1 million for the quarter ended June 30, 2006 increased $1.7 million or 39%, as compared to the quarter ended June 30, 2005, primarily due to the depreciation of the new printing press in the U.K. and amortization of acquired licensed properties.

Lottery Systems

For the quarter ended June 30, 2006, total revenue for Lottery Systems was $ 69.1 million compared to $57.9 million in the quarter ended June 30, 2005, an increase of $11.2 million, or 19%. Lottery Systems service revenue for the quarter ended June 30, 2006 was $56.7 million compared to $42.9 million for the quarter ended June 30, 2005, an increase of $13.8 million, or 32%. The increase was primarily due to the acquisition of EssNet and the addition of new Lottery Systems contracts.

Lottery Systems sales revenue for the quarter ended June 30, 2006, was $12.4 million compared to $15.0 million for the quarter ended June 30, 2005, a decrease of $2.6 million, or 17%. The decrease was due to lower sales of lottery systems and terminals in the United States, partially offset by increased sales of lottery systems and terminals in Europe.

Cost of services of $33.7 million for the quarter ended June 30, 2006 was $13.0 million or 63% higher than from the same period in 2005. This increase is due to higher operating costs as a result of the acquisition of EssNet and the addition of new customers and higher revenue in the quarter.  Cost of sales of $8.9 million for the quarter ended June 30, 2006 were $1.0 million or 10% lower than the corresponding period in 2005 due to lower sales of lottery systems and terminals in the United States, partially offset by increased sales of lottery systems and terminals in Europe.

Selling, general and administrative expenses of $8.1 million for the quarter ended June 30, 2006 were $1.9 million or 31% higher than in the quarter ended June 30, 2005. This increase is primarily the result of increased international business development activities and professional fees in the second quarter of 2006.

Depreciation and amortization expense of $11.0 million for the quarter ended June 30, 2006 increased $2.6 million or 31%, as compared to the quarter ended June 30, 2005, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts and the acquisition of EssNet.

Diversified Gaming

For the quarter ended June 30, 2006, total revenue for Diversified Gaming was $58.1 million compared to $38.1 million in the quarter ended June 30, 2005, an increase of $20.0 million, or 52%. Diversified Gaming service revenue for the second quarter of 2006 was $57.0 million compared to $34.5 million from the corresponding quarter in 2005, an increase of $22.5 million, or 65%. The increase in service revenues primarily reflects the addition of Global Draw plus the addition of the Maine OTB and Shoreline operations and higher non-wagering services, partially offset by lower Handle in the domestic and foreign pari-mutuel business. We believe the trend in reduced wagering will continue in the future.

The Diversified Gaming sales revenue for the quarter ended June 30, 2006 was $ 1.2 million compared to $3.5 million in the prior fiscal quarter a decrease of $2.3 million.  The decrease was due to reduced system sales in Europe in the second quarter of 2006. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on an annual basis.

Cost of services of $32.2 million for the quarter ended June 30, 2006 were $8.0 million or 33% higher than the same period in 2005. This increase is primarily due to the addition of Global Draw and the addition of the Maine OTB and Shoreline operations. Cost of sales of $1.2 million for the quarter ended June 30, 2006 were $1.1 million lower than the same period in 2005 due to decreased sales revenues.

Selling, general and administrative expenses of $4.5 million for the quarter ended June 30, 2006 were $1.4 million or 45% higher than in the quarter ended June 30, 2005. This increase is primarily due to the addition of Global Draw; partially offset by cost savings realized from the discontinuance of certain unprofitable racing related contracts and cost savings initiatives initiated in the second half of 2005.

Depreciation and amortization expense, including amortization of service contract software, of $6.1 million for the quarter ended June 30, 2006 increased $2.2 million or 56%, as compared to the quarter ended June 30, 2005, primarily due to the increased depreciation resulting from the Global Draw acquisition.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following analysis compares our results of operations for the six months ended June 30, 2006 to the results for the six months ended June 30, 2005.

Overview

Revenue Analysis

For the six months ended June 30, 2006, total revenue was $447.8 million compared to $382.0 million, an improvement of $65.8 million or 17%, as compared to the same period in the prior year. Our service revenue for the six months ended June 30, 2006 was $391.2 million compared to $316.6 million for the same period in the prior year, an increase of $74.6 million, or 24%. The increase was attributable to the acquisitions of EssNet and Global Draw, strong sales of instant lottery tickets and the addition of new Lottery Systems and Printed Products contracts during the first six months of 2006. Our sales revenue for the six months ended June 30, 2006 was $56.6 million compared to $65.4 million in the same period of 2005, a decrease of $8.8 million, or 13%. This decrease was primarily due to lower sales of lottery systems and terminals in the United States, plus a decrease of  $3.4 million for German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets.

Expense Analysis

Cost of services of $213.5 million for the six months ended June 30, 2006 were $40.9 million or 24% higher than for the six months ended June 30, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw, and the addition of new Lottery Systems and Printed Products contracts. Cost of sales of $43.8 million for the six months ended June 30, 2006 were $2.0 million or 4% lower than for the six months ended June 30, 2005 due to lower sales revenues in Lottery Systems and Diversified Gaming.

Selling, general and administrative expenses of $67.7 million for the six months ended June 30, 2006 were $14.3 million or 27% higher than for the six months ended June 30, 2005. This increase was primarily related to a $9.4 million non-cash charge for stock based compensation expense in 2006, the acquisition of Global Draw, $2.5 million in higher costs for international business development activities and professional fees and $1.1 million related to a reduction in force.

Depreciation and amortization expense of $42.8 million for the six months ended June 30, 2006 increased $11.2 million or 35% from the same period in 2005, primarily due to the addition of new Lottery Systems and Printed Products contracts and the acquisitions of EssNet and Global Draw.

Interest expense of $18.3 million for the six months ended June 30, 2006 increased $5.1 million or 39% from the same period in 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowings for our purchase of EssNet and Global Draw.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. In the first six months of 2006, our share of the Italian consortium’s net income totaled $5.1 million compared to a loss of $1.5 million in the same period of 2005. The income in the first six months of 2006 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $19.8 million for the six months ended June 30, 2006 and $18.7 million for the six month ended June 30, 2005.  The effective income tax rate for the six months ended June 30, 2006 and 2005 was 29.5% and 29.0% respectively.

Segment Overview

Printed Products

For the six months ended June 30, 2006, total revenue for Printed Products was $220.1 million compared to $203.6 million for the six months ended June 30, 2005, an increase of $16.5 million, or 8%. For the six months ended June 30, 2006, service revenue for Printed Products was $194.2 million compared to $166.9 million in the corresponding period in the prior year, an increase of $27.3 million, or 16%. The increase was attributable to new contracts, strong sales of instant lottery tickets and the launch of the Major League Baseball licensed games in 2006.

Printed Products sales revenue for the six months ended June 30, 2006, was $25.9 million compared to $36.7 million for the six months ended June 30, 2005, a decrease of $10.8 million, or 29%. The decrease was primarily the result of a $5.8 million decline in phone card sales due to a change in product mix, $3.4 million of German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets, and a decrease in the sales of non-lottery printed products in Germany.

Cost of services of $99.0 million for the six months ended June 30, 2006 were $13.4 million or 16% higher than in the corresponding period in the prior year. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the first six months of 2006.  Cost of sales of $20.0 million for the six months ended June 30, 2006 were $6.9 million or 26% lower than in the first six months of 2005 due to a decrease in sales revenues as discussed above.

Selling, general and administrative expenses of $22.2 million for the six months ended June 30, 2006 were $2.7 million or 14% higher than in the six months ended June 30, 2005. This increase is primarily the result of $1.1 million of start-up costs for the German cooperative services business and $1.5 million in higher costs for international business development activities and professional fees.

Depreciation and amortization expense of $11.3 million for the six months ended June 30, 2006 increased $2.5 million or 28%, as compared to the six months ended June 30, 2005, primarily due to depreciation of the new press in the U.K., and amortization of acquired licensed properties.

Lottery Systems

For the six months ended June 30, 2006, total revenue for Lottery Systems was $136.5 million compared to $107.6 million in the six months ended June 30, 2005, an increase of $28.9 million, or 27%. Lottery Systems service revenue for the six months ended June 30, 2006 was $109.4 million compared to $82.8 million for the six months ended June 30, 2005, an increase of $26.6 million, or 32%. The increase was primarily due to the acquisition of EssNet, a strong demand for online lottery tickets and the addition of new Lottery Systems contracts, partially offset by the loss of approximately $2.5 million of revenues on the Florida online lottery contract, which ended in January 2005.

Lottery Systems sales revenue for the six months ended June 30, 2006, was $27.1 million compared to $24.8 million for the six months ended June 30, 2005, an increase of $2.3 million, or 9%. The increase was due to higher sales of lottery systems and terminals in Europe in the first six months of 2006, partially offset by lower sales of lottery systems and terminals in the United States and China.

Cost of services of $61.4 million for the six months ended June 30, 2006 was $19.9 million or 48% higher than in the corresponding period in the prior year. This increase is due to higher operating costs as a result of the acquisition of EssNet and the addition of new customers and higher revenue in the quarter, partially offset by reduced operating costs on the Florida online lottery contract. Cost of sales of $20.5 million for the six months ended June 30, 2006 were $4.3 million or 26% higher than in the six months ended June 30, 2005 due to a 9% increase in sales revenues in the first six months of 2006 and a $9.1 million sale of third party terminals to a customer in Europe at a lower margin than would have otherwise been earned if we had manufactured the terminals ourselves.

Selling, general and administrative expenses of $15.5 million for the six months ended June 30, 2006 were $2.7 million or 21% higher than in the six months ended June 30, 2005. This increase is primarily the result of the acquisition of EssNet and $1.1 million in severance costs paid in the first six months of 2006 in conjunction with our reduction in force, partially offset by cost cutting measures initiated in the second half of 2005.

Depreciation and amortization expense of $21.5 million for the six months ended June 30, 2006 increased $6.6 million or 44%, as compared to the six months ended June 30, 2005, primarily due to the acquisition of EssNet and the amortization of deferred installation costs of new Lottery Systems contracts.

Diversified Gaming

For the six months ended June 30, 2006, total revenue for Diversified Gaming was $91.1 million compared to $70.8 million for the six months ended June 30, 2005, an increase of $20.3 million, or 29%. Diversified Gaming service revenue for the six months ended June 30, 2006 was $87.6 million compared to $66.9 million from the six months ended June 30, 2005, an increase of $20.7 million, or 31%. The increase in service revenues primarily reflects the addition of Global Draw, plus the addition of the Maine OTB and Shoreline operations, partially offset by lower Handle in the domestic and foreign pari-mutuel business. We believe the trend in reduced wagering will continue in the future.

The Diversified Gaming sales revenue for the six months ended June 30, 2006 was $3.5 million compared to $3.9 million in the prior year period a decrease of $0.4 million.  The decrease was due to reduced system sales in Europe in the second quarter of 2006. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on an annual basis.

Cost of services of $53.2 million for the six months ended June 30, 2006 were $7.6 million or 17% higher than in the corresponding period in 2005. This increase is due to the addition of Global Draw, Maine OTB and Shoreline, and additional costs for non-wagering services. Costs of sales of $3.4 million for the six months ended June 30, 2005 were $0.7 million higher than in the corresponding period in 2005 due to increased sales revenue in Europe during the first quarter of 2006.

Selling, general and administrative expenses of $7.0 million for the six months ended June 30, 2006 were unchanged from the same period last year.

Depreciation and amortization expense, including amortization of service contract software, of $9.5 million for the six months ended June 30, 2006 increased $2.2 million or 30%, as compared to the six months ended June 30, 2005, primarily due to the increased depreciation resulting from the Global Draw acquisition, partially offset by declining depreciation of pari-mutuel equipment.

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

Liquidity, Capital Resources and Working Capital

On July 7, 2006, we amended (the “Amendment”) our existing Credit Agreement dated as of December 23, 2004, as amended and restated as of March 31, 2006 (the “March 2006 Amended and Restated Credit Agreement”), to provide for a new $150 million senior secured term loan (the “Term Loan D”) and to make certain other changes to the March 2006 Amended and Restated Credit Agreement (the March 2006 Amended and Restated Credit Agreement and the Amendment are collectively referred to as the “July 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan D were used to repay, in full, the remaining $98.5 million of existing Term Loan B and to pay down approximately $51 million of borrowings under our existing revolving credit facility  The interest rate with respect to the Term Loan D will vary, depending upon our consolidated leverage ratio, from 75 basis points to 150 basis points above LIBOR for eurocurrency loans and from zero basis points to 50 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans.  We paid approximately $0.5 million in banking, legal and other fees in connection with the Amendment.  The July 2006 Amended and Restated Credit Agreement will terminate on December 23, 2009.

The July 2006 Amended and Restated Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•       A maximum Consolidated Leverage Ratio of 3.75 until December 2009.  Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles (“GAAP”) as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A maximum Consolidated Senior Debt Ratio of 2.50 until December 2009. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the amount of the Company’s 6.25% senior subordinated notes due 2012 and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•    A minimum Consolidated Interest Coverage Ratio of 3.50 until December 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

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

We were in compliance with our covenants as of March 31, 2006 and June 30, 2006.

Effective July 7, 2006, we had approximately $113,754 available for borrowing under the Company’s revolving credit facility under the July 2006 Amended and Restated Credit Agreement.   There were $182,500 of borrowings and $56,246 in letters of credit outstanding under the revolving credit facility at June 30, 2006.  Our ability to borrow under the Amended and Restated Credit Agreement will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

In August 2005, we paid cash of $8.1 million, including a $0.5 million redemption premium, to redeem all of the remaining 12 1/2% Senior Subordinated Notes due 2010.

Our online lottery systems service, pari-mutuel and fixed odds wagering contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses – Cost of Services in the consolidated statements of income. Historically, the revenues we derive from our online lottery systems service and pari-mutuel and fixed odds wagering contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new online lottery systems service and pari-mutuel and fixed odds wagering contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. We presently have no commitments to replace our existing pari-mutuel terminal base, and our obligation to upgrade the terminals is discretionary.

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

At June 30, 2006, our available cash and borrowing capacity totaled $95.4 million compared to $258.6 million at December 31, 2005. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The $4.8 million decrease in our available cash from the December 31, 2005 level principally reflects the net cash provided by operating activities for the six months ended June 30, 2006 of $90.2 million along with $292.8 million of additional net borrowings and other financings, offset by wagering and other capital expenditures and other investing activities totaling $114.7 million and acquisition related payments of $267.0 million and the effects of exchange rates. The $90.2 million of net cash provided by operating activities is derived from approximately $93.8 million of net cash provided by operations offset by approximately $3.6 million from changes in working capital. The working capital changes occurred principally from an increase in accounts receivable, inventory and other current assets plus a decrease in accounts payable, partially offset by an increase in accrued income taxes and other current liabilities. Capital expenditures of $8.5 million in the six months ended June 30, 2006 are less than similar expenditures totaling $11.9 million in the corresponding period in 2005. Wagering system expenditures totaled $72.0 million in the six months ended June 30, 2006, compared to $31.6 million in 2005. This increase is primarily due to the new lottery contracts in Mexico, Oklahoma and Maryland. Other intangible assets and software increased primarily due to licensing arrangement with Major League Baseball entered into during the first quarter of fiscal year 2006. Cash flow from financing activities principally reflects the borrowings under the July 2006 Amended and Restated Credit Agreement.

We believe that our cash flow from operations, available cash and available borrowing capacity under the July 2006 Amended and Restated Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

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

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

For fiscal 2005 and the first half of 2006, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2006, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2006, approximately 56% of our debt was in fixed rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate

June 30, 2006

(Dollars in thousands)

	Twelve Months Ended June 30,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt:

Fixed interest rate	$818	$501	$394	$85	$9	$475,490	$477,297	$548,367
Interest rate	5.3%	5.5%	5.2%	4.9%	6.2%	3.1%	3.1%
Variable interest rate	$2,000	$2,000	$2,000	$374,750	$—	$—	$380,750	$381,072
Average interest rate	7.8%	7.8%	7.8%	7.5%	0.0%	0.0%	7.5%

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Spain, Sweden, Mexico, Austria, Chile and Ireland. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. In the second quarter of 2006 we made a material acquisition in the United Kingdom. This acquisition has increased our market risk associated with foreign currency movements. Our most significant transactional foreign currency exposures are the Euro and the Sterling in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii)  entering into foreign currency exchange contracts and (iii) netting asset and liability exposures denominated in similar foreign currencies, to the extent possible. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies.

Our cash and cash equivalents and short-term investments are in high-quality securities placed with a wide array of financial institutions with high credit ratings. This investment policy limits our exposure to concentration of credit risks.

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-

looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate,” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q.  The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Six Months Ended June 30, 2006

PART II.                  OTHER INFORMATION

Item 1.    Legal Proceedings

On April 28, 2006, we agreed to settle the previously reported patent litigation with Oberthur Gaming Technologies Corporation (“OGT”). As part of the settlement, the parties dismissed litigation in Georgia federal court and Munich, Germany.  In addition, on April 28, 2006 we obtained a non-exclusive, pre-paid license to the patents of OGT for a one-time payment of $1,750.

As previously reported, in November 2005, we were advised that the North Carolina Secretary of State referred to the North Carolina Attorney General for investigation alleged misdemeanor violations of the North Carolina Lobbying Act by our subsidiary Scientific Games International, Inc. and one of its now former employees for alleged failure to timely register as a lobbyist. On May 22, 2006, we learned that the former employee and two former consultants were charged with misdemeanors for failing to register as lobbyists by the District Attorney for North Carolina who had been assigned the investigation and that the investigation has now been concluded.  We are cooperating with the prosecution.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In conjunction with our entering into a license agreement with Major League Baseball Properties, Inc. (“MLB”) on March 24, 2006, under which we were granted exclusive rights through 2010 to utilize the trademarks associated with Major League Baseball for the production and distribution of state lottery tickets, we agreed to issue shares of the Company’s common stock having a market value of $1 million to MLB.  On May 4, 2006, we issued a total of 29,231 shares under the license agreement to MLB, subject to the requirement that MLB hold the shares until at least March 31, 2008; provided, however, if the market value of the shares on March 31, 2008 is less than $1 million, we will pay MLB the difference in cash.  The shares were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 8, 2006 to elect ten directors and to ratify the appointment of Deloitte & Touche LLP as independent registered public accountants for the fiscal year ending December 31, 2006.  All matters put before the stockholders were approved as follows:

		For	Withheld
Proposal 1	Election of Directors
	Peter A. Cohen	84,442,691	2,031,699
	Gerald J. Ford	85,088,984	1,385,406
	Howard Gittis	62,116,368	24,358,022
	Ronald O. Perelman	85,316,993	1,157,397
	Michael J. Regan	85,429,857	1,044,533
	Barry F. Schwartz	84,116,347	2,358,043
	Eric M. Turner	86,065,172	409,218
	A. Lorne Weil	81,133,695	5,340,695
	Sir Brian G. Wolfson	81,873,489	4,600,901
	Joseph R. Wright, Jr.	84,441,874	2,032,516

		For	Against	Withheld
Proposal 2	Ratification of Appointment of Independent Registered Public Accountants	80,740,622	5,725,899	7,868

Item 6.    Exhibits

Exhibits
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ DeWayne E. Laird
	Name:	DeWayne E. Laird
	Title:	Vice President and Chief Financial Officer
(principal financial officer)

Dated: August 9, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended June 30, 2006

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