Form 10-Q
period 2006-09-30
SCIENTIFIC GAMES CORP
filed 2006-11-08
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2006:

Class A Common Stock:  91,608,161

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	December 31,	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$38,942	37,817
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $7,062 at December 31, 2005 and September 30, 2006, respectively	129,250	162,003
Inventories	40,148	63,877
Deferred income taxes	14,242	23,018
Prepaid expenses, deposits and other current assets	31,971	44,810
Total current assets	254,553	331,525
Property and equipment, at cost	666,469	775,108
Less accumulated depreciation	300,250	342,691
Net property and equipment	366,219	432,417
Goodwill, net	339,169	574,782
Other intangible assets, net	87,289	138,359
Other assets and investments	125,283	152,140
Total assets	$1,172,513	1,629,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,055	3,256
Accounts payable	54,223	47,776
Accrued liabilities	80,305	118,623
Interest payable	779	5,078
Total current liabilities	141,362	174,733
Deferred income taxes	9,759	8,249
Other long-term liabilities	59,879	68,290
Long-term debt, excluding current installments	574,680	878,515
Total liabilities	785,680	1,129,787

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 89,869 and 91,434 shares outstanding at December 31, 2005 and September 30, 2006, respectively	899	914
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	425,750	457,205
Accumulated earnings (losses)	(33,309)	25,565
Treasury stock, at cost	(9,556)	(9,556)
Accumulated other comprehensive income	3,049	25,308
Total stockholders’ equity	386,833	499,436
Total liabilities and stockholders’ equity	$1,172,513	1,629,223

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2005 and 2006
(Unaudited, in thousands, except per share amounts)

	2005	2006
Operating revenues:
Services	$155,925	198,921
Sales	40,899	18,469
	196,824	217,390
Operating expenses
Cost of services (exclusive of depreciation and amortization)	86,956	107,265
Cost of sales (exclusive of depreciation and amortization)	30,064	13,406
Selling, general and administrative expenses	31,489	34,676
Depreciation and amortization	17,130	36,424
Operating income	31,185	25,619
Other deductions:
Interest expense	7,139	12,154
Equity in net (income) loss in joint ventures	60	(1,722)
Other (income) loss, net	(530)	10
	6,669	10,442
Income before income tax expense	24,516	15,177
Income tax expense	5,331	3,650
Net income	$19,185	11,527

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.21	0.13
Diluted net income available to common stockholders	$0.21	0.12

Weighted average number of shares used in per share calculations:
Basic shares	89,689	91,346
Diluted shares	92,890	94,433

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2005 and 2006
(Unaudited, in thousands, except per share amounts)

	2005	2006
Operating revenues:
Services	$472,546	590,113
Sales	106,258	75,043
	578,804	665,156
Operating expenses
Cost of services (exclusive of depreciation and amortization)	259,637	320,808
Cost of sales (exclusive of depreciation and amortization)	75,841	57,198
Selling, general and administrative expenses	84,942	102,414
Depreciation and amortization	48,724	79,241
Operating income	109,660	105,495
Other deductions:
Interest expense	20,361	30,471
Equity in net (income) loss in joint ventures	1,558	(6,455)
Other income, net	(1,252)	(859)
	20,667	23,157
Income before income tax expense	88,993	82,338
Income tax expense	24,029	23,464
Net income	$64,964	58,874

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.73	0.65
Diluted net income available to common stockholders	$0.70	0.62

Weighted average number of shares used in per share calculations:
Basic shares	89,118	90,909
Diluted shares	92,293	94,795

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2006
(Unaudited, in thousands)

	2005	2006
Cash flows from operating activities:
Net income	$64,964	58,874

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,724	79,241
Change in deferred income taxes	2,802	(7,423)
Share-based compensation	—	14,035
Tax benefit from exercise of employee stock options	7,295	—
Changes in operating assets and liabilities, net of effects of acquisitions	(31,927)	(38,494)
Change in short-term investments	47,475	—
Other	9,439	(2,697)
Net cash provided by operating activities	148,772	103,536

Cash flows from investing activities:
Capital expenditures	(14,426)	(12,360)
Wagering systems expenditures	(72,391)	(96,777)
Other intangible assets and software expenditures	(13,571)	(33,012)
Change in other assets and liabilities, net	(12,509)	(18,006)
Business acquisitions, net of cash acquired	(24,774)	(263,659)
Net cash used in investing activities	(137,671)	(423,814)

Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	(22,750)	155,500
Borrowings (repayments) of long-term debt	(6,377)	145,392
Excess tax benefit from equity-based compensation plan	—	4,487
Net proceeds from issuance of common stock	6,803	12,607
Net cash provided by (used in) financing activities	(22,324)	317,986
Effect of exchange rate changes on cash and cash equivalents	(4,466)	1,167
Increase (decrease) in cash and cash equivalents	(15,689)	(1,125)
Cash and cash equivalents, beginning of period	66,120	38,942
Cash and cash equivalents, end of period	$50,431	37,817

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,579	24,304
Income taxes, net of refunds	$2,394	26,618

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)            Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the three and nine months ended September 30, 2005 and 2006, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2005 and 2006, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2005 and 2006 and its cash flows for the nine months ended September 30, 2005 and 2006 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2005 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Income (numerator)
Net income (basic)	$19,185	11,527	$64,964	58,874
Shares (denominator)
Basic weighted average common shares outstanding	$89,689	91,346	89,118	90,909
Effect of dilutive securities-stock options, warrants and deferred shares	3,201	2,409	3,175	2,719
Effect of dilutive shares related to convertible debentures	—	678	—	1,167
Diluted weighted average common shares outstanding	$92,890	94,433	92,293	94,795

Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.21	0.13	$0.73	0.65
Diluted net income per share available to common stockholders	$0.21	0.12	$0.70	0.62

The weighted-average diluted shares outstanding for the three- and nine-month periods ended September 30, 2006 excludes the effect of approximately 553,043 and 87,903 out-of-the-money options, respectively, as their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three- and nine-month periods ended September 30, 2005, excludes the effect of approximately 40,434 and 405,020 out-of-the-money, respectively, as their effect would be anti-dilutive.

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000, 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and the Company has purchased a bond hedge to mitigate the potential economic dilution from conversion. During the second and third quarters of 2006, the average price of the Company’s common stock exceeded the specified conversion price. For the three and nine months ended September 30, 2006, the Company has included 678 and 1,167 shares, respectively, related to its Convertible Debentures in its diluted weighted average common shares outstanding.  Such shares were excluded from the three and nine months ended September 30, 2005 calculation, as they were anti-dilutive.  The Company has not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debentures mature, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

(2)    Acquisitions

On April 20, 2006, the Company acquired The Global Draw Limited and certain related companies (“Global Draw”).  Global Draw is a leading United Kingdom supplier of fixed odds betting terminals and systems, and interactive sports betting systems and also operates terminals and betting systems in Austria and the United Kingdom. The Company expects that the acquisition of Global Draw will strengthen its role in the worldwide sports betting and video lottery business. The purchase price was approximately $183 million (subject to adjustment), plus an earn-out to the selling shareholders, as well as contingent bonuses to certain members of the management team, based on the future financial performance of the business.  The aggregate amount of such payments would total one-third of an amount equal to Global Draw’s EBITDA (EBITDA, for such purposes, is defined as the consolidated earnings before interest, tax, depreciation and amortization) for the year ended December 31, 2008 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, any such payments made to selling shareholders will be capitalized as additional purchase price and any such payments made to management will be expensed. The acquisition was recorded using the purchase method of accounting.  Approximately $2 million of the preliminary estimate of goodwill of approximately $152 million from the acquisition of Global Draw is deductible for tax purposes.  All other assets and liabilities acquired in the transaction were included in the preliminary purchase price allocation.  The Company financed the acquisition through a combination of borrowings under its existing revolving credit facility and a new $100,000 term loan. The operating results of Global Draw have been included in the Company’s Diversified Gaming segment since the beginning of the second quarter of 2006.  The following table represents the unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2006 as if the transaction had occurred at the beginning of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Operating revenues	$214,657	217,390	$642,764	710,607
Operating income	$36,130	25,619	$135,640	128,635
Net income	$21,071	11,527	$78,384	73,507
Basic net income per share	$0.24	0.13	$0.88	0.81
Diluted net income per share	$0.23	0.12	$0.85	0.78

These pro forma results have been prepared for comparative purpose and do not purport to be indicative of what would have occurred had the acquisition been consummated on January 1, 2005, or the results that may occur in the future.

On April 5, 2006, the Company acquired certain assets of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) located in Bridgeport, Connecticut. The Company expects that the acquisition of Shoreline will allow it to maximize the potential of its Connecticut operations. Additionally, the deal eliminates existing restrictions on the Company’s ability to simulcast live racing in certain portions of the state.  The purchase price was approximately $12 million (subject to adjustment) plus an earn-out, based on the future financial performance of the business.  The Company paid cash for the acquisition which was recorded using the purchase method of accounting.  The operating results of Shoreline are included in the Diversified Gaming segment and have been included in the Company’s Statement of Operations since the date of acquisition. The acquisition of Shoreline was not material to the Company’s operations.

On March 22, 2006, the Company acquired substantially all of the online lottery assets of Swedish firm EssNet AB (“EssNet”) which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lottery of Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries.  The Company expects that its acquisition of EssNet will enable it to further expand into the European lottery market.  The purchase price was approximately $60 million in cash.  The acquisition was recorded using the purchase method of accounting.  The operating results of EssNet are included in the Lottery Systems segment and have been included in the Company’s Statements of Operations since the date of acquisition.  Approximately $55 million of the preliminary estimate of goodwill of approximately $75 million from the acquisition of EssNet is deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities were included in the preliminary purchase price allocation.  The acquisition of EssNet was not material to the Company’s operations.

 In conjunction with the purchase of EssNet, the Company has a plan to integrate certain operating locations as part of the integration of EssNet.  The Company has recorded approximately $27 million in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration.

The table below summarizes the payments made to date, adjustments and the balance of the accrued integration costs as of and for the period ended September 30, 2006 (in thousands):

Cost Summary	Accrued Costs at Closing	Payments	Adjustments to Goodwill	Accrued Balance September 30, 2006
Severance pay and benefits	17,644	(5,245)	(6,163)	6,236
Lease termination	1,475	(501)	—	974
Contractual obligations	7,598	(4,111)	2,653	6,140
	26,717	(9,857)	(3,510)	13,350

In the third quarter of 2006, the Company received an extension to the term of its option to acquire 69% of the shares of International Lotto Corp., SRL (“ILC”) from September 30, 2006 to November 30, 2006.  ILC is a member of a consortium agreement with certain charities in Peru which gives them the right to participate in the operation of a lottery.  The Company’s option to acquire 69% of the shares of ILC was granted as consideration for approximately $15.5 million of advances made to ILC since December 2003.

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

As previously reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, the Company determined that its previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way the Company managed the business. Beginning in the first quarter of 2006, the Company began reporting its business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes the Company’s online lottery business. The Diversified Gaming segment includes the Company’s pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the Company’s off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.

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

In the quarter ended September 30, 2006, the Company recorded a $10,200 charge in its Diversified Gaming segment related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal and two Quantum Data Centers and the write-off of hardware and accrual of losses of $500 on certain under-performing pari-mutual contracts.  Of this amount, approximately $9,700 was recorded as depreciation and amortization and approximately $500 was recorded as cost of services in the Company’s Statement of Operations for the quarter ended September 30, 2006.

The following tables represent revenues, profits, depreciation, amortization, and capital expenditures for the three and nine month periods ended September 30, 2005 and 2006, by current reportable segments.  Corporate expenses, interest expense and other (income) deductions are not allocated to the reportable segments. All prior period amounts have been restated to reflect the current reportable segments.

	Three Months Ended September 30, 2005
	(Unaudited)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$79,107	42,318	34,500	155,925
Sales revenues	16,854	21,760	2,285	40,899
Total revenues	95,961	64,078	36,785	196,824

Cost of services (exclusive of depreciation and amortization)	40,669	21,700	24,587	86,956
Cost of sales (exclusive of depreciation and amortization)	12,185	15,742	2,137	30,064
Selling, general and administrative expenses	10,698	7,159	6,472	24,329
Depreciation and amortization	4,547	8,829	3,460	16,836
Segment operating income	$27,862	10,648	129	38,639
Unallocated corporate expense				7,454
Consolidated operating income				$31,185

Capital and wagering systems expenditures	$1,676	35,063	6,645	43,384

	Three Months Ended September 30, 2006
	(Unaudited)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$91,135	50,877	56,909	198,921
Sales revenues	10,619	7,205	645	18,469
Total revenues	101,754	58,082	57,554	217,390

Cost of services (exclusive of depreciation and amortization)	46,906	27,937	32,422	107,265
Cost of sales (exclusive of depreciation and amortization)	8,656	3,846	904	13,406
Selling, general and administrative expenses	10,894	7,284	5,170	23,348
Depreciation and amortization	6,640	13,270	16,247	36,157
Segment operating income	$28,658	5,745	2,811	37,214
Unallocated corporate expense				11,595
Consolidated operating income				$25,619

Capital and wagering systems expenditures	$5,262	19,364	4,040	28,666

	Nine Months Ended September 30, 2005
	(Unaudited)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$246,050	125,096	101,400	472,546
Sales revenues	53,518	46,579	6,161	106,258
Total revenues	299,568	171,675	107,561	578,804

Cost of services (exclusive of depreciation and amortization)	126,300	63,139	70,198	259,637
Cost of sales (exclusive of depreciation and amortization)	39,073	31,928	4,840	75,841
Selling, general and administrative expenses	30,206	20,037	13,505	63,748
Depreciation and amortization	13,365	23,764	10,736	47,865
Segment operating income	$90,624	32,807	8,282	131,713
Unallocated corporate expense				22,053
Consolidated operating income				$109,660

Assets at September 30, 2005	$455,325	361,575	121,407	938,307
Unallocated assets at September 30, 2005				210,949
Consolidated assets at September 30, 2005				$1,149,256

Capital and wagering systems expenditures	$5,676	68,166	12,975	86,817

	Nine Months Ended September 30, 2006
	(Unaudited)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$285,329	160,253	144,531	590,113
Sales revenues	36,558	34,313	4,172	75,043
Total revenues	321,887	194,566	148,703	665,156

Cost of services (exclusive of depreciation and amortization)	145,892	89,304	85,612	320,808
Cost of sales (exclusive of depreciation and amortization)	28,635	24,299	4,264	57,198
Selling, general and administrative expenses	33,099	22,812	12,145	68,056
Depreciation and amortization	17,966	34,804	25,742	78,512
Segment operating income	$96,295	23,347	20,940	140,582
Unallocated corporate expense				35,087
Consolidated operating income				$105,495

Assets at September 30, 2006	$517,086	549,447	376,361	1,442,894
Unallocated assets at September 30, 2006				186,329
Consolidated assets at September 30, 2006				$1,629,223

Capital and wagering systems expenditures	$16,121	71,152	21,864	109,137

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period:

	Three Months Ended September 30,		Nine Months Ended Septemer 30,
	2005	2006	2005	2006
Reported consolidated operating income	$31,185	25,619	$109,660	105,495
Interest expense	7,139	12,154	20,361	30,471
Equity in net (income) loss of joint ventures	60	(1,722)	1,558	(6,455)
Other income, net	(530)	10	(1,252)	(859)
Income before income tax expense	$24,516	15,177	$88,993	82,338

In evaluating financial performance, the Company focuses on operating profit as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, equity in net (income) loss in joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of the Company’s Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Providing information on the revenues from external customers for each product and service is impractical.

(4)            Income Tax Expense

The effective tax rates for the three and nine months ended September 30, 2006 of 24.0% and 28.5%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the Company’s operations outside the United States and the tax benefit of the 2004 debt restructuring.  The effective income tax rates for the three and nine months ended September 30, 2005 of 21.7% and 27.0%, respectively, differed from the federal statutory rate due to benefits from expanded business outside the United States, the 2004 debt restructuring and increased research and development activities.

(5)            Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income	$19,185	11,527	$64,964	58,874
Other comprehensive income (loss):
Foreign currency translation	213	4,071	(8,439)	22,787
Unrealized loss (gain) on investments	131	(17)	1,776	(528)
Other comprehensive income (loss)	344	4,054	(6,663)	22,259
Comprehensive income	$19,529	15,581	$58,301	81,133

(6)            Inventories

Inventories consist of the following:

	December 31,	September 30,
	2005	2006
Parts and work-in-process	$20,694	35,982
Finished goods	19,454	27,895
	$40,148	63,877

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment.

(7)            Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	September 30,
	2005	2006
Compensation and benefits	$21,992	18,253
Customer advances	6,667	3,066
Deferred revenue	8,873	12,703
Taxes, other than income	4,489	5,947
Accrued licenses	5,396	2,923
Liabilities assumed in business combinations	—	23,469
Accrued contract costs	9,461	11,823
Other	23,427	40,439
	$80,305	118,623

(8)   Long-Term Debt

On September 30, 2006, the Company had approximately $88,208 available for borrowing under the Company’s revolving credit facility under the July 2006 Amended and Restated Credit Agreement.   There were $155,500 of borrowings and $56,292 in letters of credit outstanding under the revolving credit facility at September 30, 2006.

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

The July 2006 Amended and Restated Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the July 2006 Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

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

•       A maximum Consolidated Senior Debt Ratio of 2.50 until December 2009.  Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, less the amount of the Company’s 6.25% senior subordinated notes due 2012 (the “2004 Notes”) and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated

EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

The Company was in compliance with its covenants as of March 31, 2006, June 30, 2006 and September 30, 2006.

(9)            Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2005 and September 30, 2006.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values. For the three and nine months ended September 30, 2006, intangible assets were impacted by foreign currency translation adjustments of approximately $400 and $700, respectively.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2005
Amortizable intangible assets:
Patents	15	$5,201	811	4,390
Customer lists	14	18,813	8,804	10,009
Customer service contracts	15	3,793	1,392	2,401
Licenses	4	14,458	6,906	7,552
Lottery contracts	5	31,902	13,441	18,461
		74,167	31,354	42,813
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020

		54,913	10,437	44,476
Total intangible assets		$129,080	41,791	87,289

Balance at September 30, 2006
Amortizable intangible assets:
Patents	14	$8,586	1,061	7,525
Customer lists	10	28,139	11,039	17,100
Customer service contracts	15	3,546	1,756	1,790
Licenses	4	26,389	10,990	15,399
Intellectual property	4	20,804	2,712	18,092
Lottery contracts	5	34,920	18,222	16,698
		122,384	45,780	76,604
Non-amortizable intangible assets:
Tradename		37,873	2,118	35,755
Connecticut off-track betting system operating right		34,319	8,319	26,000

		72,192	10,437	61,755
Total intangible assets		$194,576	56,217	138,359

The aggregate intangible amortization expense for the three month periods ended September 30, 2005 and 2006 was approximately $2,900 and $5,900, respectively.  The aggregate intangible amortization expense for the nine month periods ended September 30, 2005 and 2006 was approximately $8,200 and $14,100, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from January 1, 2006 to September 30, 2006.  In 2006, the Company recorded (a) a $489 increase in goodwill associated with the final purchase price valuation and allocation adjustments of Promo-Travel International, Inc., (b) a $618 decrease in goodwill associated with the acquisition of IGT OnLine Entertainment Systems, Inc., (c) a $314 decrease in goodwill associated with the acquisition of the remaining 35% minority interest in Scientific Games Latin America S.A., (d) a $78,404 increase in goodwill in connection with the acquisition of the online assets of EssNet, (e) a $56 increase in goodwill for the acquisition of an off-track betting operation, (f) a $147,891 increase in goodwill for the acquisition of Global Draw, (g) a $2,247 increase in goodwill for the acquisition of Printer Associates International and (g) a $7,458 increase in goodwill, as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2005	$243,439	95,115	615	339,169
Adjustments:	3,045	80,542	152,026	235,613
Balance at September 30, 2006	$246,484	175,657	152,641	574,782

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine month periods ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Components of net periodic pension benefit cost:
Service cost	$814	547	$2,441	1,642
Interest cost	788	551	2,363	1,653
Expected return on plan assets	(625)	(562)	(1,876)	(1,685)
Actuarial loss	419	275	1,258	826
Net amortization and deferral	16	20	48	60
Amortization of prior service costs	192	—	576	—
Net periodic cost	$1,604	831	$4,810	2,496

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute approximately $2,500 to its defined benefit pension plans in 2006. As of September 30, 2006, approximately $1,000 and $20 of contributions to the U.K. Plan and U.S. Plan, respectively, have been made. The Company presently anticipates contributing an additional $1,480 of contributions to its defined benefit pension plans, in 2006.

(11)     Stockholders’ Equity

At September 30, 2006, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

(12)  Stock-Based Compensation

On January 1, 2006, the Company adopted, using the modified prospective application, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS 123(R) did not address the accounting for employee share ownership plans, which are subject to Statement of Position (“SOP”) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  Under the modified prospective method the Company’s prior interim periods and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

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

The effect of adopting SFAS 123(R) on the Company’s income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three and nine month periods ended September 30, 2006, is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income from operations, as reported	$25,619	$105,495
Effect of adopting SFAS 123(R) on income from operations	2,635	9,796
Income from operations	$28,254	$115,291

Income before income taxes, as reported	$15,177	$82,338
Effect of adopting SFAS 123(R) on income before income taxes	2,635	9,796
Income before income taxes	$17,812	$92,134

Net income, as reported	$11,527	$58,874
Effect of adopting SFAS 123(R) on net income	1,710	6,358
Net income	$13,237	$65,232

Net cash provided by operating activities, as reported	$13,293	$103,536
Effect of adopting SFAS 123(R) on net cash provided by operating activities	2,115	10,845
Net cash provided by operating activities	$15,408	$114,381

Net cash provided by financing activities, as reported	$25,184	$317,986
Effect of adopting SFAS 123(R) on net cash provided by financing activities	(405)	(4,487)
Net cash provided by financing activities	$24,779	$313,499

Net income per share, as reported:
Basic	$0.13	0.65
Diluted	$0.12	0.62

Effect of adopting SFAS 123(R) on net income per share:
Basic	$0.01	0.07
Diluted	$0.02	0.07

Net income per share:
Basic	$0.14	0.72
Diluted	$0.14	0.69

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

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income and net income per share for the three and nine month periods ended September 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$19,185	64,964
Equity-based compensation included in net income, as reported	52	155
Equity-based compensation under SFAS 123	(2,811)	(6,588)
Pro forma net income	$16,426	58,531

Reported net income per share:
Basic	$0.21	0.73
Diluted	$0.21	0.70

Pro forma net income per share:
Basic	$0.19	0.67
Diluted	$0.18	0.65

The Company grants stock options to employees and directors under the Company’s equity incentive plans at not less than the fair market value of the stock at the date of grant. Options granted over the last several years have generally been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years.

The Company grants restricted stock units to employees and directors under the Company’s equity incentive plans. Restricted stock units have only been granted over the last year and have generally been exercisable in five equal installments beginning on the first anniversary of the date of grant with a maximum term of five years.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans in 2006 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(In thousands except share price and year)

Options outstanding at December 31, 2005	9,701		$15.52	$—
Granted	405		31.76	—
Exercised	(1,241)		7.27	31,523
Canceled	(772)		26.79	—
Options outstanding at March 31, 2006	8,093	7.1	$16.54	$149,610
Granted	155		37.04	—
Exercised	(148)		13.42	3,657
Canceled	(30)		21.16	—
Options outstanding at June 30, 2006	8,070	6.8	$16.98	$144,007
Granted	25		33.06	—
Exercised	(123)		9.10	2,502
Canceled	(36)		15.87	—
Options outstanding at September 30, 2006	7,936	6.6	$17.16	$116,217

Options excercisable at
March 31, 2006	3,001	4.8	$7.49	$82,659
June 30, 2006	3,080	4.5	$7.39	$84,492
September 30, 2006	3,158	4.5	$8.46	$73,690

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Weighted average per-share fair value of options granted during the period	$13.57	13.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used in the model are outlined in the following table:

Nine Months Ended
September 30, 2006

Assumptions:
Expected volatility	33%
Risk-free interest rate	4.4% - 5.2%
Dividend yield	—%
Expected life (in years)	6

The computation of the expected volatility is based on historical daily stock price over a term less than the expected term. A timeframe was used that provided a better representation of the current and future expected volatility. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities over the expected term of the option. There are no dividends to be paid.

For the three and nine month periods ended, September 30, 2006, the Company recognized equity-based compensation expense of approximately $2,600 and $9,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $3,200, respectively.  At September 30, 2006, the Company had unearned compensation of approximately $37,000 relating to stock option awards that will be amortized over a weighted-average period of approximately two years. At September 30, 2006, the Company had 2,100 options and restricted stock units available to be granted under its equity-based compensation plans.

Restricted Stock Units

A summary of the changes in restricted stock units outstanding under the Company’s equity compensation plans in 2006 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
	(In thousands except share price)

Non-vested shares at December 31, 2005	363	$27.57
Granted	541	30.84
Canceled	(2)	28.11
Non-vested shares at March 31, 2006	902	$29.53
Granted	124	38.08
Canceled	(2)	27.68
Non-vested shares at June 30, 2006	1,024	$30.67
Granted	251	29.16
Exercised	(9)	30.14
Canceled	(2)	27.68
Non-vested shares at September 30, 2006	1,264	$30.37

For the three and nine months ended September 30, 2006, the Company recognized equity-based compensation expense of approximately $2,000 and $4,200, respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $700 and $1,700, respectively.  At September 30, 2006, the Company had unearned compensation of approximately $31,000 relating to restricted stock units that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100% owned Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2005 and September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006.  The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the July 2006 Amended and Restated Credit Agreement, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

Scientific Games Management Corporation has been reclassified from the Parent Company to the Guarantor Subsidiaries for the three and nine months ended September 30, 2005.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
ASSETS
Cash and cash equivalents	$—	(4,703)	42,520	—	37,817
Accounts receivable, net	—	108,853	53,150	—	162,003
Inventories	—	52,473	11,829	(425)	63,877
Other current assets	18,620	24,540	24,668	—	67,828
Property and equipment, net	—	296,943	136,074	(600)	432,417
Investment in subsidiaries	706,673	194,548	85,745	(986,966)	—
Goodwill	183	302,133	272,466	—	574,782
Intangible assets	—	97,000	41,359	—	138,359
Other assets	11,149	102,922	43,355	(5,286)	152,140
Total assets	$736,625	1,174,709	711,166	(993,277)	1,629,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current installments of long-term debt	$2,500	—	756	—	3,256
Current liabilities	7,987	73,137	90,274	79	171,477
Long-term debt, excluding current installments	877,125	—	1,390	—	878,515
Other non-current liabilities	(15,464)	70,929	21,068	6	76,539
Intercompany balances	(738,016)	689,353	48,663	—	—
Stockholders’ equity	602,493	341,290	549,015	(993,362)	499,436
Total liabilities and stockholders’ equity	$736,625	1,174,709	711,166	(993,277)	1,629,223

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	152,032	48,010	(3,218)	196,824
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	85,843	34,395	(3,218)	117,020
Selling, general and administrative expenses	693	22,899	7,917	(20)	31,489
Depreciation and amortization	27	13,349	3,754	—	17,130
Operating income (loss)	(720)	29,941	1,944	20	31,185
Interest expense	6,880	119	140	—	7,139
Other (income) expense, net	(1,044)	(3,673)	4,246	1	(470)
Income (loss) before equity in income of subsidiaries, and income taxes	(6,556)	33,495	(2,442)	19	24,516
Equity in income of subsidiaries	28,655	—	—	(28,655)	—
Income tax expense	2,914	1,575	842		5,331
Net income (loss)	$19,185	31,920	(3,284)	(28,636)	19,185

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Three Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	143,348	77,347	(3,305)	217,390
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	78,652	45,631	(3,612)	120,671
Selling, general and administrative expenses	717	26,398	7,278	283	34,676
Depreciation and amortization	—	25,440	10,984	—	36,424
Operating income (loss)	(717)	12,858	13,454	24	25,619
Interest expense	11,747	357	50	—	12,154
Other (income) expense, net	(5,778)	(154)	4,216	4	(1,712)
Income (loss) before equity in income of subsidiaries, and income taxes	(6,686)	12,655	9,188	20	15,177
Equity in income of subsidiaries	20,178	—	—	(20,178)	—
Income tax expense	1,965	326	1,359		3,650
Net income (loss)	$11,527	12,329	7,829	(20,158)	11,527

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	446,030	142,771	(9,997)	578,804
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	245,002	100,469	(9,993)	335,478
Selling, general and administrative expenses	1,946	65,812	17,244	(60)	84,942
Depreciation and amortization	54	38,130	10,540	—	48,724
Operating income (loss)	(2,000)	97,086	14,518	56	109,660
Interest expense	19,432	382	547	—	20,361
Other (income) expense, net	(1,044)	(3,550)	4,218	682	306
Income (loss) before equity in income of subsidiaries, and income taxes	(20,388)	100,254	9,753	(626)	88,993
Equity in income of subsidiaries	101,709	—	—	(101,709)	—
Income tax expense	16,357	4,454	3,218	—	24,029
Net income (loss)	$64,964	95,800	6,535	(102,335)	64,964

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	452,934	226,801	(14,579)	665,156
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	242,320	150,572	(14,886)	378,006
Selling, general and administrative expenses	2,172	80,733	19,304	205	102,414
Depreciation and amortization	—	55,557	23,684	—	79,241
Operating income (loss)	(2,172)	74,324	33,241	102	105,495
Interest expense	29,248	918	305	—	30,471
Other (income) expense, net	(15,794)	3,610	4,933	(63)	(7,314)
Income (loss) before equity in income of subsidiaries, and income taxes	(15,626)	69,796	28,003	165	82,338
Equity in income of subsidiaries	92,136	—	—	(92,136)	—
Income tax expense	17,636	1,324	4,504	—	23,464
Net income (loss)	$58,874	68,472	23,499	(91,971)	58,874

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$64,964	95,800	6,535	(102,335)	64,964
Depreciation and amortization	583	37,601	10,540	—	48,724
Deferred income taxes	3,392	(1,187)	597	—	2,802
Equity in income of subsidiaries	(101,709)	—	—	101,709	—
Changes in operating assets and liabilities, net of effects of acquisitions	15,406	8,948	(1,313)	(198)	22,843
Other non-cash adjustments	5,143	4,193	103	—	9,439

Net cash provided by (used in) operating activities	(12,221)	145,355	16,462	(824)	148,772

Cash flows from investing activities:
Capital and wagering systems expenditures	70	(51,870)	(36,643)	1,626	(86,817)
Business acquisitions, net of cash acquired	—	(4,094)	(20,680)	—	(24,774)
Other assets and investments	(1,926)	(15,292)	(16,756)	7,894	(26,080)

Net cash provided by (used in) investing activities	(1,856)	(71,256)	(74,079)	9,520	(137,671)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	(30,395)	—	1,268	—	(29,127)
Net proceeds from issuance of common stock	6,803	38	2,875	(2,913)	6,803
Other, principally intercompany balances	37,962	(94,826)	87,520	(30,656)	—

Net cash provided by (used in) financing activities	14,370	(94,788)	91,663	(33,569)	(22,324)

Effect of exchange rate changes on cash	(293)	398	(29,444)	24,873	(4,466)

Increase (decrease) in cash and cash equivalents	—	(20,291)	4,602	—	(15,689)
Cash and cash equivalents, beginning of period	—	41,515	24,604	1	66,120
Cash and cash equivalents, end of period	$—	21,224	29,206	1	50,431

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$58,874	68,472	23,499	(91,971)	58,874
Depreciation and amortization	—	55,557	23,684	—	79,241
Deferred income taxes	(3,224)	(131)	(4,068)	—	(7,423)
Equity in income of subsidiaries	(92,136)	—	—	92,136	—
Changes in operating assets and liabilities, net of effects of acquisitions	1,770	(54,701)	14,608	(171)	(38,494)
Other non-cash adjustments	3,055	7,783	500	—	11,338

Net cash provided by (used in) operating activities	(31,661)	76,980	58,223	(6)	103,536

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(70,598)	(38,539)	—	(109,137)
Business acquisitions, net of cash acquired	—	(14,710)	(248,949)	—	(263,659)
Other assets and investments	(296,229)	(37,517)	(130,954)	413,682	(51,018)

Net cash provided by (used in) investing activities	(296,229)	(122,825)	(418,442)	413,682	(423,814)

Cash flows from financing activities:
Net borrowings (repayments) on long-term debt	305,625	—	(4,733)	—	300,892
Net proceeds from issuance of common stock	12,609	2,710	411,067	(413,779)	12,607
Excess tax benefits from equity-based compensation plans	4,487	—	—	—	4,487
Other, principally intercompany balances	5,262	23,188	(53,866)	25,416	—

Net cash provided by (used in) financing activities	327,983	25,898	352,468	(388,363)	317,986

Effect of exchange rate changes on cash	(93)	(331)	26,904	(25,313)	1,167

Increase (decrease) in cash and cash equivalents	—	(20,278)	19,153	—	(1,125)
Cash and cash equivalents, beginning of period		15,575	23,367	—	38,942
Cash and cash equivalents, end of period	$—	(4,703)	42,520	—	37,817

(14)  Subsequent Event

On November 2, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase, from time to time in the open market through December 31, 2007, shares of its outstanding common stock in an aggregate amount up to $200 million. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof.  The timing and amount of purchases will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the financial condition of Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”), as of September 30, 2006 and the results of our operations for the three and nine months ended September 30, 2006, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2005, included in our 2005 Annual Report on Form 10-K.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, we determined that our previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way we manage the business. Beginning in the first quarter of 2006, we began reporting our business in three segments – Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes our online lottery business. The Diversified Gaming segment includes the pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.  Beginning in the second quarter of 2006, Global Draw was included in the Diversified Gaming segment.

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

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, NASCAR®, Mandalay Bay®, National Basketball Association®, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following analysis compares our results of operations for the quarter ended September 30, 2006 to the results for the quarter ended September 30, 2005.

Overview

Revenue Analysis

For the quarter ended September 30, 2006, total revenue was $217.4 million compared to $196.8 million, for the quarter ended September 30, 2005, an increase of $20.6 million or 10%. Our service revenue for the quarter ended September 30, 2006 was $198.9 million compared to $155.9 million for the quarter ended September 30, 2005, an increase of $43.0 million, or 28%. The increase was attributable to the acquisitions of EssNet and Global Draw, strong sales of instant lottery tickets and the addition of new Lottery Systems and instant ticket contracts. Our sales revenue for the three months ended September 30, 2006 was $18.5 million compared to $40.9 million in the prior year quarter, a decrease of $22.4 million, or 55%. This decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $16.1 million of revenue in the quarter ended September 30, 2005, a decline in phone card sales, and a decrease of $1.7 million for German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets.

Expense Analysis

Cost of services of $107.3 million for the quarter ended September 30, 2006 were $20.3 million or 23% higher than for the quarter ended September 30, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw and the addition of new Lottery Systems and instant ticket contracts.  Cost of sales of $13.4 million for the quarter ended September 30, 2006 were $16.7 million or 55% lower than the quarter ended September 30, 2005 due to lower sales revenues in each of our business segments.

Selling, general and administrative expenses of $34.7 million for the quarter ended September 30, 2006 were $3.2 million or 10% higher than for the quarter ended September 30, 2005. This increase was primarily related to a $4.6 million non-cash charge for stock based compensation expense associated with the adoption of SFAS 123(R) and restricted stock awards, partially offset by cost reduction initiatives begun in the second half of 2005.

Depreciation and amortization expense of $36.4 million for the quarter ended September 30, 2006 increased $19.3 million from the same period in 2005, primarily due to the acquisitions of Global Draw and EssNet, the addition of new Lottery Systems contracts and a $9.7 million charge related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers and the write-off of hardware and the accrual of losses on certain under-performing pari-mutuel contracts.

Interest expense of $12.2 million for the quarter ended September 30, 2006 increased $5.0 million or 70% from the same period in 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowings to fund our purchases of EssNet and Global Draw.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. For the quarter ended September 30, 2006, our share of the Italian consortium’s net income totaled $1.7 million compared to a loss of $0.1 million in the quarter ended September 30, 2005. The income for the quarter ended September 30, 2006 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $3.7 million for the quarter ended September 30, 2006 and $5.3 million for the quarter ended September 30, 2005.  The effective income tax rate for the quarter ended September 30, 2006 and 2005 was 24.0% and 21.7% respectively.  The effective income tax rate for the quarter ended September 30, 2006 does not include any benefit from the Research and Development credit that was available in earlier years because the credit expired at December 31, 2005 and it has not been reinstated by the U.S. Congress.

Segment Overview

Printed Products

For the quarter ended September 30, 2006, total revenue for Printed Products was $101.8 million compared to $96.0 million in the quarter ended September 30, 2005, an increase of $5.8 million, or 6%. For the quarter ended September 30, 2006, service revenue for Printed Products was $91.1 million compared to $79.1 million in the corresponding period in the prior year, an increase of $12.0 million, or 15%. The increase was primarily attributable to strong sales of instant lottery tickets and the addition of new instant ticket contracts.

Printed Products sales revenue for the quarter ended September 30, 2006, was $10.6 million compared to $16.9 million for the quarter ended September 30, 2005, a decrease of $6.2 million, or 37%. The decrease was primarily the result of $1.7 million of German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets and a $4.4 million decline in phone card sales reflecting a continuing market driven shift to lower priced products.

Cost of services of $46.9 million for the quarter ended September 30, 2006 were $6.2 million or 15% higher than from the same period in 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the quarter.  Cost of sales of $8.7 million for the quarter ended September 30, 2006 were $3.5 million or 29% lower than the quarter ended September 30, 2005 due to decreased sales revenues as discussed above.

Selling, general and administrative expenses of $10.9 million for the quarter ended September 30, 2006 were $0.2 million or 2% higher than in the quarter ended September 30, 2005. This increase is the result of stock compensation expense of $0.2 million in the quarter ended September 30, 2006.

Depreciation and amortization expense of $6.6 million for the quarter ended September 30, 2006 increased $2.1 million or 46%, as compared to the quarter ended September 30, 2005, primarily due to the depreciation of the new printing press in the U.K. and amortization of acquired licensed properties.

Lottery Systems

For the quarter ended September 30, 2006, total revenue for Lottery Systems was $58.1 million compared to $64.1 million in the quarter ended September 30, 2005, a decrease of $6.0 million, or 9%. Lottery Systems service revenue for the quarter ended September 30, 2006 was $50.9 million compared to $42.3 million for the quarter ended September 30, 2005, an increase of $8.6 million, or 20%. The increase was primarily due to the acquisition of EssNet ($3.2 million) and the addition of new Lottery Systems contracts, partially offset by lower performing lotteries including Colorado, Catalunya and Oklahoma.

Lottery Systems sales revenue for the quarter ended September 30, 2006, was $7.2 million compared to $21.8 million for the quarter ended September 30, 2005, a decrease of $14.6 million, or 67%. The decrease was due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $16.1 million of revenue in the quarter ended September 30, 2005, partially offset by increased sales of lottery systems and terminals in Europe. Lottery terminal sales usually reflect a limited number of large transactions, which do not recur on a quarterly or annual basis.

Cost of services of $27.9 million for the quarter ended September 30, 2006 was $6.2 million or 29% higher than in the quarter ended September 30, 2005. This increase is due to additional operating costs as a result of the acquisition of EssNet, the addition of new customers and higher service revenue in the quarter.  Cost of sales of $3.8 million for the quarter ended September 30, 2006 were $11.9 million or 76% lower than during the quarter ended September 30, 2005 primarily due to a one-time sale of terminals to Pennsylvania in the quarter ended September 30, 2005, partially offset by lottery systems sales in Europe.

Selling, general and administrative expenses of $7.3 million for the quarter ended September 30, 2006 were $0.1 million or 2% higher than in the quarter ended September 30, 2005.

Depreciation and amortization expense of $13.3 million for the quarter ended September 30, 2006 increased $4.4 million or 50%, as compared to the quarter ended September 30, 2005, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts and the acquisition of EssNet.

Diversified Gaming

For the quarter ended September 30, 2006, total revenue for Diversified Gaming was $57.6 million compared to $36.8 million in the quarter ended September 30, 2005, an increase of $20.8 million, or 57%. Diversified Gaming service revenue for the third quarter of 2006 was $56.9 million compared to $34.5 million from the quarter ended September 30, 2005, an increase of $22.4 million, or 65%. The increase in service revenues primarily reflects the acquisitions of Global Draw ($21.2 million) and Shoreline ($2.3 million), partially offset by lower dollars wagered, or Handle, in the domestic and foreign pari-mutuel businesses. We believe the trend in reduced pari-mutuel wagering will continue in the future.

The Diversified Gaming sales revenue for the quarter ended September 30, 2006 was $0.6 million compared to $2.3 million in the prior fiscal quarter a decrease of $1.6 million.  The decrease was due to reduced system sales in Europe during the third quarter of 2006. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on a quarterly or annual basis.

Cost of services of $32.4 million for the quarter ended September 30, 2006 were $7.8 million or 32% higher than the quarter ended September 30, 2005. This increase is primarily due to the acquisitions of Global Draw and Shoreline and $0.5 million of loss accruals on underperforming pari-mutuel contracts.  Cost of sales of $0.9 million for the quarter ended September 30, 2006 were $1.2 million lower than the quarter ended September 30, 2005 due to decreased sales revenues.

Selling, general and administrative expenses of $5.2 million for the quarter ended September 30, 2006 were $1.3 million or 20% lower than in the quarter ended September 30, 2005. This decrease is primarily due to cost savings initiatives initiated in the second half of 2005.

Depreciation and amortization expense, including amortization of service contract software, of $16.2 million for the quarter ended September 30, 2006 increased $12.8 million as compared to the quarter ended September 30, 2005, primarily due to the increased depreciation resulting from the acquisition of Global Draw and a $9.7 million charge in the quarter related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts.

Nine months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following analysis compares our results of operations for the nine months ended September 30, 2006 to the results for the nine months ended September 30, 2005.

Overview

Revenue Analysis

For the nine months ended September 30, 2006, total revenue was $665.2 million compared to $578.8 million, an increase of $86.4 million or 15%, as compared to the nine months ended September 30, 2005. Our service revenue for the nine months ended September 30, 2006 was $590.1 million compared to $472.5 million for the nine months ended September 30, 2005, an increase of $117.6 million, or 25%. The increase was primarily attributable to the acquisitions of EssNet ($9.3 million) and Global Draw ($42.0 million), strong sales of instant lottery tickets and the addition of new Lottery Systems and instant ticket contracts during the first nine months of 2006. Our sales revenue for the nine months ended September 30, 2006 was $75.0 million compared to $106.3 million in the nine months ended September 30, 2005, a decrease of $31.2 million, or 29%. This decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $16.1 million of revenue in the quarter ended September 30, 2005, a decline in phone card sales, and a decrease of $5.1 million for German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets.

Expense Analysis

Cost of services of $320.8 million for the nine months ended September 30, 2006 were $61.2 million or 24% higher than for the nine months ended September 30, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw, and the addition of new Lottery Systems and instant ticket contracts. Cost of sales of $57.2 million for the nine months ended September 30, 2006 were $18.6 million or 25% lower than for the nine months ended September 30, 2005 due to lower sales revenues in Lottery Systems and Diversified Gaming.

Selling, general and administrative expenses of $102.4 million for the nine months ended September 30, 2006 were $17.5 million or 21% higher than for the nine months ended September 30, 2005. This increase was primarily related to a $14.0 million non-cash charge for stock based compensation expense in 2006, $2.5 million in higher costs for international business development activities and professional fees and $1.1 million related to a reduction in force in the first quarter of 2006.

Depreciation and amortization expense of $79.2 million for the nine months ended September 30, 2006 increased $30.5 million or 63% from the nine months ended September 30, 2005, primarily due to the addition of new Lottery Systems and instant ticket contracts, the acquisitions of EssNet and Global Draw and a $9.7 million charge in the quarter related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts.

Interest expense of $30.5 million for the nine months ended September 30, 2006 increased $10.1 million or 50% from the nine months ended September 30, 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowings to fund our purchases of EssNet and Global Draw.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. For the nine months ended September 30, 2006, our share of the Italian consortium’s net income totaled $6.5 million compared to a loss of $1.6 million in the nine months ended September 30, 2005. The income in the first nine months of 2006 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $23.5 million for the nine months ended September 30, 2006 and $24.0 million for the nine months ended September 30, 2005.  The effective income tax rate for the nine months ended September 30, 2006 and 2005 was 28.5% and 27.0% respectively.  The 2006 tax rate does not include any benefit from the Research and Development credit that was available in earlier years because the credit expired at December 31, 2005 and it has not been reinstated by the U.S. Congress.

Segment Overview

Printed Products

For the nine months ended September 30, 2006, total revenue for Printed Products was $321.9 million compared to $299.6 million for the nine months ended September 30, 2005, an increase of $22.3 million, or 7%. For the nine months ended September 30, 2006, service revenue for Printed Products was $285.3 million compared to $246.1 million in the nine months ended September 30,

2005, an increase of $39.2 million, or 16%. The increase was attributable to new contracts, strong sales of instant lottery tickets and the launch of the Major League Baseball licensed games in 2006.

Printed Products sales revenue for the nine months ended September 30, 2006 was $36.6 million compared to $53.5 million for the nine months ended September 30, 2005, a decrease of $17.0 million, or 32%. The decrease was primarily the result of $5.1 million of German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets, a decrease in the sales of non-lottery printed products in Germany, and a $10.2 million decline in phone card sales reflecting a continuing market driven shift to lower priced products.

Cost of services of $145.9 million for the nine months ended September 30, 2006 were $19.6 million or 16% higher than in the nine months ended September 30, 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in the first nine months of 2006.  Cost of sales of $28.6 million for the nine months ended September 30, 2006 were $10.4 million or 27% lower than in the first nine months of 2005 due to a decrease in sales revenues as discussed above.

Selling, general and administrative expenses of $33.1 million for the nine months ended September 30, 2006 were $2.9 million or 10% higher than in the nine months ended September 30, 2005. This increase is primarily the result of $1.1 million of start-up costs for the German cooperative services business and $1.5 million in higher costs for international business development activities and professional fees.

Depreciation and amortization expense of $18.0 million for the nine months ended September 30, 2006 increased $4.6 million or 34%, as compared to the nine months ended September 30, 2005, primarily due to depreciation of the new printing press in the U.K., and amortization of acquired licensed properties.

Lottery Systems

For the nine months ended September 30, 2006, total revenue for Lottery Systems was $194.6 million compared to $171.7 million in the nine months ended September 30, 2005, an increase of $22.9 million, or 13%. Lottery Systems service revenue for the nine months ended September 30, 2006 was $160.3 million compared to $125.1 million for the nine months ended September 30, 2005, an increase of $35.2 million, or 28%. The increase was primarily due to the acquisition of EssNet, a strong demand for online lottery tickets in the first quarter of 2006 and the addition of new Lottery Systems contracts, partially offset by the loss of approximately $2.5 million of revenues on the Florida online lottery contract, which ended in January 2005 and lower performing lotteries including Colorado, Catalunya and Oklahoma.

Lottery Systems sales revenue for the nine months ended September 30, 2006, was $34.3 million compared to $46.6 million for the nine months ended September 30, 2005, an decrease of $12.3 million, or 26%. The decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $16.1 million of revenue in the quarter ended September 30, 2005, partially offset by increased lottery systems sales in Europe.  Lottery terminal sales usually reflect a limited number of large transactions, which do not recur on a quarterly or annual basis.

Cost of services of $89.3 million for the nine months ended September 30, 2006 was $26.2 million or 41% higher than in the corresponding period in the prior year. This increase is due to higher operating costs of $9.8 million as a result of the acquisition of EssNet and the $13.5 million related to the addition of new customers and higher revenue in the quarter, partially offset by reduced operating costs on the Florida online lottery contract. Cost of sales of $24.3 million for the nine months ended September 30, 2006 were $7.6 million or 24% lower than in the nine months ended September 30, 2005 due to a 26% decrease in sales revenues in the first nine months of 2006 and a $9.1 million sale of third party terminals to a customer in Europe at a lower margin than would have otherwise been earned if we had manufactured the terminals ourselves.

Selling, general and administrative expenses of $22.8 million for the nine months ended September 30, 2006 were $2.8 million or 14% higher than in the nine months ended September 30, 2005. This increase is primarily the result of the acquisition of EssNet and $1.1 million in severance costs in the first quarter 2006 in conjunction with a reduction in force, offset by cost cutting measures initiated in the second half of 2005.

Depreciation and amortization expense of $34.8 million for the nine months ended September 30, 2006 increased $11.0 million or 46%, as compared to the nine months ended September 30, 2005, primarily due to the acquisition of EssNet and the amortization of deferred installation costs of new Lottery Systems contracts.

Diversified Gaming

For the nine months ended September 30, 2006, total revenue for Diversified Gaming was $148.7 million compared to $107.6 million for the nine months ended September 30, 2005, an increase of $41.1 million, or 38%. Diversified Gaming service revenue for the nine months ended September 30, 2006 was $144.5 million compared to $101.4 million from the nine months ended September 30, 2005, an increase of $43.1 million, or 43%. The increase in service revenues primarily reflects the acquisitions of Global Draw and Shoreline, partially offset by lower Handle in the domestic and foreign pari-mutuel businesses. We believe the trend in reduced pari-mutuel wagering will continue in the future.

The Diversified Gaming sales revenue for the nine months ended September 30, 2006 was $4.2 million compared to $6.2 million in the nine months ended September 30, 2005, a decrease of $2.0 million.  The decrease was due to reduced system sales in Europe in the nine months ended September 30, 2006. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on a quarterly or annual basis.

Cost of services of $85.6 million for the nine months ended September 30, 2006 were $15.4 million or 22% higher than in the nine months ended September 30, 2005. This increase is due to the acquisitions of Global Draw and Shoreline and $0.5 million of loss accruals on underperforming pari-mutuel contracts. Costs of sales of $4.3 million for the nine months ended September 30, 2006 were $0.6 million lower than in the nine months ended September 30, 2005 due to decreased sales revenue in Europe during the first nine months of 2006.

Selling, general and administrative expenses of $12.1 million for the nine months ended September 30, 2006 were $1.4 million or 10% lower than the nine months ended September 30, 2005 due to cost savings initiatives initiated in the second half of 2005.

Depreciation and amortization expense, including amortization of service contract software, of $25.7 million for the nine months ended September 30, 2006 increased $15.0 million as compared to the nine months ended September 30, 2005, primarily due to the increased depreciation resulting from the acquisition of Global Draw and a $9.7 million charge in the quarter related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers and the write-off of hardware and accual of losses on certain under-performing pari-mutuel contracts.

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

•   A maximum Consolidated Senior Debt Ratio of 2.50 until December 2009. Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, less the amount of the Company’s 6.25% senior subordinated notes due 2012 and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

We were in compliance with our covenants as of March 31, 2006, June 30, 2006 and September 30, 2006.

On September 30, 2006, we had approximately $88,208 available for borrowing under the Company’s revolving credit facility under the July 2006 Amended and Restated Credit Agreement. There were $155,500 of borrowings and $56,292 in letters of credit outstanding under the revolving credit facility at September 30, 2006.  Our ability to borrow under the Amended and Restated Credit Agreement will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

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

Periodically, we bid on new online lottery systems service and pari-mutuel and fixed odds wagering contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up front costs. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. In the next year, we expect to replace approximately 2,000 and 9,000, respectively, existing pari-mutuel and fixed odds betting terminals for a total cost of approximately $60 million. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

On November 2, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase, from time to time in the open market through December 31, 2007, shares of its outstanding common stock in an aggregate amount up to $200 million. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof.  The timing and amount of purchases will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  The stock repurchase program may be suspended or discontinued at any time.

At September 30, 2006, our available cash and borrowing capacity totaled $126.0 million compared to $258.6 million at December 31, 2005. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $1.1 million decrease in our available cash from the December 31, 2005 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2006 of $103.5 million along with $300.9 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $160.2 million and acquisition related payments of $263.7 million and the effects of exchange rates. The $103.5 million of net cash provided by operating activities is derived from approximately $142.0 million of net cash provided by operations offset by approximately $38.5 million from changes in working capital. The working capital changes occurred principally from an increase in accounts receivable, inventory and other current assets plus a decrease in accounts payable, partially offset by an increase in accrued interest and other current liabilities. Capital expenditures of $12.4 million in the nine months ended September 30, 2006 are less than similar expenditures totaling $14.4 million in the corresponding period in 2005. Wagering system expenditures totaled $96.8 million in the nine months ended September 30, 2006, compared to $72.4 million in 2005. This increase is primarily due to the new lottery contracts in Mexico, Oklahoma and Maryland. Other intangible assets and software increased primarily due to licensing arrangement with Major League Baseball entered into during the first quarter of fiscal year 2006. Cash flow from financing activities principally reflects the borrowings under the July 2006 Amended and Restated Credit Agreement.

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

Impact of Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by us on January 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 requires us to fully recognize a liability for the underfunded status of our benefit plans.  The offset to the liability will be posted to other comprehensive income.  The underfunded status of our benefit plans at December 31, 2005 was approximately $36 million.  We expect, upon the adoption of SFAS No. 158, that a similar amount will be recorded as a liability in our balance sheet at December 31, 2006.

In September 2006, the SEC staff added Section N to Staff Accounting Bulletin (SAB) Topic 1 through the issuance of , “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements.

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

For fiscal 2005 and the first nine months of 2006, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials for the balance of 2006, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2006, approximately 54% of our debt was in fixed rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity – Average Interest Rate
September 30, 2006
(Dollars in thousands)

	Twelve Months Ended September 30,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt:

Fixed interest rate	$818	$453	$369	$12	$13	$475,481	$477,146	$523,710
Interest rate	5.4%	5.6%	5.1%	6.2%	6.2%	3.1%	3.1%
Variable interest rate	$2,500	$2,500	$2,500	$397,125	$—	$—	$404,625	$404,977
Average interest rate	6.6%	6.6%	6.6%	6.8%	0.0%	0.0%	6.8%

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

•      changes or developments in the laws, regulations or taxes in the gaming, racing and lottery industries;

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Nine Months Ended September 30, 2006

PART II.                OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	N/A	N/A
August	2,975	$29.36	N/A	N/A
September	—	—	N/A	N/A

(1)    During the third quarter of 2006, a total of 2,975 shares with a market value of $29.36 per share were withheld by the Company to satisfy the withholding taxes associated with the vesting of restricted stock awards.

Item 6.  Exhibits

Exhibit Number

10.1	Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006)

10.2	Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006)

10.3	Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006)

10.4	Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006)

10.5	Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006)

10.6	Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006)

10.7	Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (executed on August 2, 2006)

10.8

Employment, Separation and General Release Agreement dated as of October 5, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (which superseded his Employment Agreement dated as of August 1, 2006)

10.9

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006)

10.10	Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006)

10.11

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006)

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
(principal financial officer)

Dated: November 8, 2006

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
Three Months Ended September 30, 2006

INDEX TO EXHIBITS

Exhibit Number

10.1	Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006)

10.2	Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006)

10.3	Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006)

10.4	Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006)

10.5	Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006)

10.6	Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006)

10.7	Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (executed on August 2, 2006)

10.8

Employment, Separation and General Release Agreement dated as of October 5, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (which superseded his Employment Agreement dated as of August 1, 2006)

10.9

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006)

10.10	Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006)

10.11

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006)

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