Form 10-K
period 2006-12-31
SCIENTIFIC GAMES CORP
filed 2007-03-01
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

750 Lexington Avenue, 25th Floor

New York, New York 10022

(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 754-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2006 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,363,205,516(1).

Common shares outstanding as of February 26, 2007 were 91,920,029.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2007 Annual	Part III
Meeting of Stockholders

(1)           For this purpose only, “non-affiliates” excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 138

PART I
FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Form 10-K are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” but may be found in other locations as well. These forward-looking statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual outcomes may differ from those projected in forward-looking statements due to a variety of risks and uncertainties and other factors, including relating to the following:

•       the availability and adequacy of our cash flow to satisfy our obligations, including our debt service obligations and our need for additional funds required to support capital improvements, development and acquisitions;

•       economic, competitive, demographic, business and other conditions in our local, regional and international markets;

•       changes or developments in the laws, regulations or taxes in the gaming, racing and lottery industries;

•       actions taken or omitted to be taken by third parties, including customers, suppliers, competitors and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•       changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•       an inability to enter into new contracts, renew existing contracts or the early termination of our existing contracts;

•       an inability to engage in or complete future acquisitions;

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

ITEM 1.                BUSINESS

Unless the context indicates otherwise, all references to the words “Scientific Games,” “we,” “our,” “ours,” “us” and the “Company” refer to Scientific Games Corporation and its consolidated subsidiaries. “International” refers to non-United States jurisdictions. “United States (“U.S.”) jurisdictions” refers to all fifty states plus the District of Columbia and Puerto Rico. “Online” lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. “OTB” refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut and Maine) and Autotote Nederland B.V. (in the Netherlands). “Handle” is a racing industry term for dollars wagered. The “wide area gaming” market refers to a collection of video lottery and other markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue.

Overview

Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading supplier of technology-based products, systems and services to gaming markets worldwide. We offer our customers the widest array of technologically advanced products and services in each market we serve. We report our operations in three business segments:  Printed Products Group, Lottery Systems Group, and Diversified Gaming Group.

Printed Products Group

Our Printed Products Group is composed of our instant lottery ticket business and our prepaid phone card business.

We believe we are the leading provider of instant lottery tickets in the world. Our instant ticket customers include 34 of the 42 U.S. jurisdictions that currently sell instant lottery tickets, and we have sold instant tickets and related services to lotteries in over 50 other countries. We believe that our innovative products and services allow lotteries to increase their retail sales of instant tickets.

Instant ticket and related services includes ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We provide lotteries with access to some of the world’s most popular entertainment brands, including Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette®, World Poker Tour® and The World Series of Poker®. We also provide lotteries with customized partnerships, or cooperative service programs, to help lotteries efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

We believe we are one of the largest suppliers of paper-based prepaid phone cards in the world. Prepaid phone cards utilize the secure process employed by us in the production of instant lottery tickets which helps ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

Lottery Systems Group

We believe we are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately-operated lotteries in the U.S. and internationally. This business includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales. We have contracts to operate online lottery systems for 16 of the 44 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offerings includes fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include The Global Draw Limited (“Global Draw”), a leading supplier of FOBTs and monitor games to licensed bookmakers, primarily in the United Kingdom (“U.K.”) and Austria; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited (“Games Media”), our AWP and SWP terminal supplier to the U.K. pub market, and our venue management gaming operations in Connecticut, Maine and the Netherlands.

Industry Overview

Lottery Market

Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 44 U.S. jurisdictions have operating lotteries. Two of those jurisdictions, North Dakota and Puerto Rico, do not offer instant lottery games. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support some of those public purposes.

Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant ticket, online and traditional draw-type lotteries. An instant ticket lottery is typically played by removing a latex coating from a preprinted ticket to determine whether it is a winner. Online lottery games, such as Powerball®, are based on a random selection of a series of numbers. Online lottery prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. In addition, lotteries may offer quick draw keno (“keno”), video lottery, sports and other lottery games. Keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of online lottery systems. Video lotteries are played on VLTs, featuring “line-up” and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a distinct system from an online lottery system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

During the U.S. lottery industry’s fiscal year-end 2006 (June 30, 2006 for all states except for three), U.S. online lottery retail sales totaled approximately $23.0 billion, and U.S. instant ticket lottery sales totaled approximately $28.9 billion. Based on international industry information, through December 31, 2005, we estimate that international online lottery retail sales totaled approximately $99.3 billion and that international instant ticket lottery sales totaled approximately $37.8 billion. Industry data indicates that in the U.S. instant ticket retail sales have generally been growing faster than online games because of “instant” rewards rather than the delayed rewards of online games with periodic or weekly drawings, and also due to increased payouts and more frequent game introductions.

Wide Area Gaming Market

The wide area gaming market is a collection of video lottery and other markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where hundreds or even thousands of gaming machines are housed in a single venue.  The wide area gaming market is large and complements our wide area technology and service expertise. One of the key benefits of wide area gaming is the downloadable, centrally determined technology that allows for easy reconfiguration of game content on each terminal. Wide area gaming includes a number of regulatory categories including VLTs, FOBTs, AWP and SWP terminals and other gaming devices that are converging as networked video gaming terminals.

Historically video lottery has included gaming terminals monitored by a central system, often accepting currency but only dispensing vouchers. In the U.S., these gaming terminals were originally deployed by lotteries in bars and restaurants and more recently in horse and greyhound racetracks (racinos). Video lottery has expanded in Europe and other markets to include gaming machines networked to central systems, often with game results being centrally determined. The Global Draw system is highly adaptable to these regulations and markets, and can be used in either publicly owned or privately operated video lottery venues.

In the U.K., licensed bookmakers provide up to four self service gaming terminals per shop on which their customers can place bets on fixed odds events, such as roulette and other games. The outcome of each bet is determined randomly by a centrally determined system. There are approximately 25,000 FOBTs currently installed in the U.K. In September 2007, when the substantive provisions of Great Britain’s Gambling Act of 2005 (the “Gambling Act”) are scheduled to come into effect, bookmakers will be able to deploy up to four machines of two defined categories known as B2 machines (which is the new regulatory category for FOBTs) and new B3 machines which are a new classification of short play cycle machines with predominantly similar content to reel based slots and a £500 maximum win (otherwise referred to as  “jackpot” machines). In addition to FOBTs, bookmakers in the U.K. and Austria also provide customers with the ability to wager on a variety of monitor games (including keno style content).

The U.K. wide area gaming market also includes approximately 120,000 AWP terminals and 30,000 SWP terminals. Nearly all of these AWP terminals are standalone, single game, analog mechanical spinning reel gaming devices. Because of the arcane nature of the analog AWP terminals, income from these machines has been declining an estimated 6-8% per year, however, in 2007, this market is expected to expand as the analog terminals are replaced with digital AWP terminals. The Gambling Act provides for AWPs to be provided by suppliers on the basis of participation agreements from September 2007 and is expected to be an additional catalyst for this change. These new digital terminals will provide content management through downloadable, centrally determined games, thereby attracting new players into the market. The majority of AWP terminals in Europe are expected to convert to digital terminals over the next few years.

Pari-mutuel Market

In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron’s winnings are determined by dividing the total amount wagered, less a set commission, amongst the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino racebooks or through licensed telephone and Internet account wagering operators. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations, including lotteries.

Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering was approximately $19 billion in 2006, down from approximately $20 billion in 2000. We believe the decline in North American pari-mutuel wagering during this period is primarily due to competition from other gaming activities such as casinos, lotteries and on-line gambling and competition from other forms of individual and family entertainment such as movies, restaurants and the Internet.

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

In addition to favorable changes in the applicable statutes and regulations, a number of technological advances have facilitated remote wagering, including the simulcasting of live races via private satellite video networks, public broadcasting and Internet video streaming. Remote wagering has also increased Handle by enabling wagering on most racing events year-round. Increases in remote Handle have helped to offset the decline in live Handle (i.e., Handle at the race or event itself). Remote wagering increased its share of the total U.S. thoroughbred pari-mutuel racing industry Handle from 15% in 1986 to 88% in 2006.

Prepaid Phone Cards Market

Prepaid phone cards, which entitle cellular phone users to a defined value of airtime, offer consumers a convenient way to purchase cellular airtime. While less common in the U.S., prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime without requiring phone companies to extend credit or consumers to commit to contracts. Because card access number theft is common, the security of the card is critical; our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Printed Products Group

InstantTicket and Related Services.   In 1974, we introduced the first secure instant game ticket. Today, we believe we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic and foreign lottery jurisdictions and commercial (non-lottery) customers. We presently have contracts with 34 of the 42 U.S. jurisdictions that sell instant lottery tickets. In addition, we have sold instant lottery tickets to customers in over 50 countries. Our instant ticket contracts typically have an initial term of three years and frequently include multiple renewal options which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In 2005 and 2006, we sold approximately 18.4 billion and 24.5 billion, respectively, 2 x 4 inch equivalent-size instant tickets, of which approximately 21% and 31%, respectively, were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

The instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some calendars; instant tickets are normally played by removing a latex coating to determine if they are winning tickets.

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

We provide lotteries with access to some of the world’s most popular entertainment brands, which help increase their instant ticket sales. Our entertainment brands include themed instant games such as Betty Boop™, The Pink Panther™, I Love Lucy®, Harley-Davidson®, Monopoly™ and Wheel of Fortune® to name a few. We also provide branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. Popular brands offered as non-cash prizes for lottery players are Major League Baseball®, National Basketball Association, NASCAR®, Corvette®,  Jeopardy!®, Popeye® and Dick Tracy™, as well as World Poker Tour®, World Series of Poker® and The Apprentice™.

We pioneered the concept of providing lotteries with customized partnership programs, our cooperative services program, whereby we manage a lottery’s instant ticket operations as a means of reducing operating costs to the lottery, while increasing the lottery’s retail sales. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff and advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions.

We have contracts for cooperative services with the U.S. jurisdictions of Arizona, Delaware, District of Columbia, Florida, Georgia, Maine, Ohio, Oklahoma, Pennsylvania, South Carolina and Tennessee. Under such contracts, we are typically paid a percentage of the lottery authority’s total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Beginning in 2005, we expanded our cooperative service style offerings in Germany, with two contracts with Toto-Lotto Niedersachsen GmbH and one contract with Lotterie-Treuhandgesellschaft GmbH, the state lottery of Hessen, Germany, to supply instant lottery tickets and the other lottery services.

We also applied our cooperative service programs in Italy as a member of Consorzio Lotterie Nazionali, a consortium consisting principally of ourselves, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, we will supply instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The consortium’s contract commenced in mid-2004 and sales have continued to improve from approximately 4 million tickets per week at the start to approximately 354 million per week currently, an overall improvement of 8,750%.

Phone Cards.   We are a manufacturer of prepaid phone cards in Europe, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers worldwide a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. To deter fraud, our phone cards incorporate proprietary security technology originally developed for our lottery ticket operations. We sell our prepaid phone cards to phone companies for a per unit price.

Lottery Systems Group

We believe we are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately-operated lotteries in the U.S. and internationally. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of the lottery’s total retail sales of lottery tickets. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based support services under long-term contracts.

Our lottery systems utilize proprietary technology that facilitates high speed processing of online wagers as well as validation of winning online and instant play tickets. Our lottery business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation, and online lottery games, point-of-sale terminals, central site computers and communication platforms, and on-going operational support and maintenance services. We also provide software, hardware and support for sports betting systems, video lottery systems and the operation of credit card processing systems for non-lottery customers.

We have contracts to operate online lottery systems for 16 of the 44 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe. Internationally, we have lottery systems operating in Australia, Austria, Canada, China, Dominican Republic, France, Germany, Iceland, Italy, Mexico, the Netherlands, Peru, Philippines, Spain, South Korea, and Switzerland.

Diversified Gaming Group

Wide Area Gaming.   We believe we are a leading supplier of wide area gaming systems and terminals to licensed bookmakers in the U.K. and Austria. We provide bookmakers with a facilities management offering which includes remote management of the game content and management information, wagering terminals, central computer system, data communications, and field support service. We develop game content through our own staff in Austria and Australia, and we contract with other gaming suppliers for additional content. Our contracts are for an initial period of one to four years duration under which we are typically paid a fee equal to a percentage of our customer’s revenues generated from wagers on each terminal. Global Draw operates approximately 9,300 terminals in the U.K. and we believe it is one of the three largest suppliers in the U.K. market. We believe Global Draw’s FOBTs achieve higher revenue levels for its customers than those provided by the competition. Global Draw is currently testing a new generation terminal that provides the operator the flexibility of switching from B2 to B3 use and has regulatory agreement for this mode of operation.

As currently conducted, in the U.K. AWP market, we develop our own game content and contract with third-party game developers. This game content is then programmed into an analog gaming terminal which is manufactured for us by a third party, and then the completed terminal is sold to gaming machine operators. In the U.K. SWP market, we offer gaming content both on terminals that we procure from third parties and on terminals offered by other manufacturers. In 2007, we expect to transition this business and begin offering full facilities management contracts to the U.K. pub market.

Pari-mutuel Wagering.   We believe we are a leading worldwide provider of high volume, real-time transaction processing pari-mutuel wagering systems to licensed pari-mutuel operators. We provide our systems and services to horse and greyhound racetracks, OTBs, casinos, jai alai frontons, telephone and

Internet account wagering operators and other establishments where pari-mutuel wagering is permitted. In addition, we are a leading provider of ancillary services to the pari-mutuel industry, such as simulcasting of races and telecommunications services.

In 2006, we believe that our systems processed approximately 45% of the estimated $19 billion in pari-mutuel wagering conducted on racing in North America. Internationally, we have pari-mutuel wagering systems operating in more than 20 countries.

In the United States, Germany and Ireland, we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum term of five years, under which we are generally paid a fee equal to a percentage of the amount wagered on a particular event. These fees generally have a weighted-average of approximately 0.31% of the amounts wagered. In addition, fees may be charged for extra equipment and services, particularly for new terminal models and equipment levels or services which exceed those originally contracted. We have generally been successful in renewing these contracts. Internationally, we typically sell pari-mutuel wagering systems to licensed pari-mutuel operators and may provide ongoing fee-based support services under long-term contracts. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key system requirements.

Our pari-mutuel systems utilize proprietary technology that facilitates high speed processing of wagers made on a particular event over secure, high speed communication channels and the calculation and display of betting odds on a particular event. Our systems link multiple racetracks and OTBs to one another which enable operators to increase their revenues. Our pari-mutuel wagering business includes the supply of transaction-processing software, wagering terminals, central site computers and communication hardware, and on-going operational support and maintenance services. Our central site computers have historically been located in regional hubs or, in some cases, at the racetrack itself, depending on regulatory requirements. In 2006, we began migrating these systems into two new special purpose, enterprise-level computing data centers. One data center is located in Sacramento, CA and another in Mount Laurel, NJ. By the end of the migration process, pending certain regulatory approval, all U.S.-based systems will operate from these two data centers while separate systems will remain in Canada and Puerto Rico.

Simulcasting.   We are one of the leading providers of simulcasts of live horse and greyhound racing and jai alai matches to racetracks, OTBs, jai alai frontons and casinos in North America and Europe. We simulcast racing events from over 56 racetracks and jai alai frontons to more than 185 racetracks and almost 915 OTBs throughout North America. We provide similar services in Europe, particularly in the Netherlands and Germany, where we service more than 50 racetracks and more than 200 OTBs and bookmaker shops.

Simulcasting of races entails the encryption and transmission of the audio/video signal from a race or jai alai event to a satellite transponder and the retransmission of this signal to other racetracks, OTBs and casinos, where the signal is received and decoded for viewing. In general, we receive a daily event fee from the racetracks for uplinking the video and audio signals and a monthly fee from end users (racetracks, OTBs and casinos) for the signal received on our decoders.

NASRIN®.   In conjunction with our 70% interest in a joint venture with Churchill Downs, Inc., we operate a national voice/data telecommunications network, known as NASRIN®, that securely transmits wagering data from almost 225 racetracks and OTBs in North America. The system is designed to link all wagering locations in North America and to serve as a platform for future technology developments. In exchange for our services, we are paid certain fees based on bandwidth and level of service.

Venue Management.   We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our

Connecticut operations, with total wagers of approximately $230 million in 2006, consist of 11 OTB facilities, including video simulcasting at two teletheaters and four other branches, and telephone account wagering for customers in 11 states. We hold one of five OTB licenses within the state of Maine. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, which totaled approximately $42.6 million in 2006, originating from four racetracks and 29 OTBs under a contract through June 2008. Our revenues are based on a percentage of the amounts wagered at or through our facilities, which ranges from 21% in Connecticut to 29% in the Netherlands, depending on the location of the wagering event and the type of wager made. We also provide facilities management services to the five licensed wagering operators under five year contracts.

For additional information concerning our business and geographic segments, see Note 16 to the Consolidated Financial Statements.

Contract Procurement

Lottery Market

Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See “Government Regulation.”  Lotteries select an instant ticket or online supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

U.S. instant ticket lottery contracts typically have an initial term of three years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options that may extend up to ten years. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year.

The table below lists the U.S. lottery contracts for which we had executed agreements as of January 15, 2007 and certain information with respect thereto. We are the exclusive provider of systems in all online and video lottery contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2006 * State Instant Ticket or Online Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$249.8	ITRS	January 2003	January 2008	2 one-year
California	1,929.6	ITRS	July 2005	June 2009	4 one-year
Colorado	293.8	ITRS	January 2006	November 2007	3 one-year
Colorado	175.0	Online	April 2005	October 2012	2 one-year
Connecticut	587.6	ITRS	August 2002	August 2007	None
Connecticut	382.8	Online	May 1998	May 2008	None
Delaware	31.4	ITRS	November 2005	November 2008	3 one-year
Delaware	93.1	Online & Video	September 2001	February 2010	5 one-year
District of Columbia	39.0	ITRS	August 2005	August 2010	2 one-year
Florida	2,200.9	ITRS	April 1997	September 2008	None
Georgia	2,054.6	ITRS	September 2003	September 2010	None
Illinois	999.5	ITRS	December 2005	December 2008	2 one-year
Indiana (2)	506.0	ITRS	January 2002	January 2009	None
Indiana	294.8	Online	January 1999	August 2009	None
Iowa	93.96	Online	July 2001	June 2010	1 one-year
Iowa (2)	124.54	ITRS	January 2005	December 2007	2 one-year
Kentucky (2)	424.9	ITRS	September 2002	September 2009	None
Louisiana	118.9	ITRS	February 2005	October 2007	3 one-year
Maine	64.3	Online	July 2001	June 2011	None
Maine	164.9	ITRS	July 2001	June 2011	None
Maine	N/A	Video	February 2005	February 2010	1 five-year
Maryland	1,145.6	Online	October 2005	June 2011	1 five-year
Maryland (1) (3)	415.9	ITRS	July 2006	June 2010	1 three-year
Massachusetts (2)	3,125.9	ITRS	August 2004	August 2007	2 one-year
Minnesota (1)	267.8	ITRS	March 2005	February 2007	3 one-year
Missouri (2)	571.1	ITRS	April 2001	June 2007	4 one-year
New Hampshire	85.8	Online	June 2006	June 2010	None
New Hampshire (3)	176.5	ITRS	July 2006	June 2008	2 two-year
New Jersey (1)	1,141.7	ITRS	November 2001	October 2007	1 one-year
New Mexico	89.4	ITRS	March 2003	March 2007	3 one-year
New Mexico	NA	Video	December 2005	December 2013	None
New York	3,197.7	ITRS	July 2006	July 2009	2 one-year
North Dakota	22.4	Online	February 2004	March 2012	2 one-year
Ohio	1,272.6	ITRS	July 2003	June 2007	2 one-year
Oklahoma .	126.4	ITRS	August 2005	August 2007	5 one-year
Oklahoma	80.9	Online	August 2005	August 2007	5 one-year
Oregon (1) (2)	127.3	ITRS	May 2005	May 2008	3 one-year
Pennsylvania	1,587.8	ITRS	April 1997	April 2007	None
Pennsylvania (4)	1,587.8	ITRS	April 2007	April 2012	5 one-year
Pennsylvania	1,480.4	Online	February 1998	December 2008	None
Puerto Rico	334.5	Online	September 2004	June 2012	None
South Carolina	696.5	ITRS	October 2006	September 2008	5 one-year
South Carolina	448.1	Online	January 2002	November 2008	None

South Dakota	18.2	ITRS	August 2005	August 2007	3 one-year
South Dakota	20.9	Online & Video	March 1999	August 2009	None
Tennessee	696.2	ITRS	January 2004	April 2011	None
Texas	2,866.6	ITRS	September 2004	August 2007	5 one-year
Vermont	25.7	Online	July 2000	June 2010	None
Vermont	79.7	ITRS	February 2006	January 2008	2 one-year
Washington	305.5	ITRS	March 2006	March 2010	4 one-year
West Virginia	119.1	ITRS	February 2006	January 2009	2 one-year
West Virginia	98.8	Online	November 1999	July 2008	None
West Virginia	N/A	Video	March 2006	February 2008	4 one-year
Wisconsin (2)	285.6	ITRS	July 2004	June 2007	2 one-year

(1)          Secondary instant ticket supplier.

(2)          Pull-tab sales are included within instant ticket sales.

(3)          New contract commenced in 2006.

(4)          New contract commencing in 2007.

*                    Fiscal 2006 is the year ended June 30, 2006, except for New York which is March 31, 2006; Texas which is August 31, 2006 and Michigan which is September 30, 2006.

**             ITRS = Instant ticket and related services.

**             Video = Video lottery service contract.

Wide Area Gaming Market

Contract awards by the major bookmakers in the U.K. often involve a competitive bid process. Major bookmakers have typically awarded the majority of their terminal installations to a single vendor. Contracts with major bookmakers are typically for a term of four years.

In the U.K. AWP and SWP market, machine operators purchase AWPs and SWPs based on the relative performance of competing products, and the desires of pub operators. As this market migrates to digital technology and begins to take on the characteristics of the U.K. bookmaker market, we expect the contract award process will be similar to that in the U.K. bookmaker market.

Pari-mutuel Market

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

Our license to provide on-track and off-track services in the Netherlands extends through June 2008. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and the Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operation, as with our 2005 acquisition of the OTB in Maine and the Shoreline simulcast facility in Connecticut, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Prepaid Phone Cards Market

All telecommunications products customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

Research and Product Development

We believe our ability to attract new lottery, wide area gaming and pari-mutuel wagering customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our products, systems and related equipment. We maintain a development program directed toward systems development as well as toward the improvement and refinement of our present products and the expansion of their uses and applications. Many of our product developments and innovations have quickly become industry standards, including games for Printed Products, and multiplier games for Lottery Systems.

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

Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued, and patent applications currently pending, in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In our pari-mutuel and diversified gaming business, our patent-pending systems and methods provide racing and wagering data and related information. In addition, our MDI Entertainment, Inc. (“MDI”), Global Draw and Games Media businesses patent and license game content as part of our businesses. Most of our material patents are not scheduled to expire until 2013 or later. We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products, including Winner’s Choice®, Play Central®, SciScan Technology®, Aegis®, PROBE®, EXTREMA®, SGI-NET™, NASRIN®, QUANTUM™, SAM®, STAN®, MAX®, TINY TIM®, On the Wire®, Autotote® and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including, where appropriate, litigation. Historically, others have threatened and even brought litigation against us. As of December 31, 2006, we have settled all known intellectual property claims made by and against us.

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

Production Processes, Sources and Availability of Components

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

Production of our lottery, wide area gaming and pari-mutuel wagering terminals and related component products primarily involves the assembly of electronic components into more complex systems and products. We produce our lottery and pari-mutuel terminals at our manufacturing facility in Ballymahon, Ireland, or at our Georgia manufacturing facility. Wide area gaming terminals and certain lottery terminals are purchased from third-party vendors, as needed.

We normally have sufficient lead time between reaching an agreement to provide the required system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet their requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components we use is approximately 90 days. We believe that this is consistent with our competitors’ lead times and is also consistent with the needs of our customers.

Competition

Printed Products Group

We currently have three principal instant lottery ticket competitors in the U.S.: Pollard Banknote Limited, Oberthur Gaming Technologies, a subsidiary of Group Francois-Charles Oberthur of France, and Creative Games International, Inc., a subsidiary of Gtech Corporation. We estimate that the retail sales value of our U.S. customer base was approximately 73% of total U.S. instant ticket retail sales in 2006. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market. Internationally, a few lottery instant ticket vendors compete with us including the competitors noted above.

The market for prepaid phone cards is highly fragmented, but competition comes from other instant ticket lottery printers, as well as alternative printing and non-printing technologies. There are alternative technologies such as smart cards or other alternative means to provide the funding of telephone services. We have invested in new higher speed and higher capacity printing and packaging technologies that we believe, in combination with our lottery security and logistics expertise, will continue to provide us a competitive advantage in this market.

Lottery Systems Group

The online lottery business is highly competitive and continues to operate in a period of intense price-based competition.

Our principal competitors in the U.S. online lottery systems market are Gtech Corporation (with approximately 70% of the U.S. market based on retail sales) and Intralot Technologies, Inc.(“Intralot”). Gtech Corporation is also our major competitor in the international online market along with Intralot, and International Lottery and Totalizator Systems, Inc.

Diversified Gaming Group

Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Principal direct competitors in the FOBT business include Inspired Gaming Group and Cyberview Technology, Inc. In the U.K. AWP/SWP market, we compete directly with other suppliers of gaming machines, including Barcrest USA, a division of International Game Technology (“IGT”); Bell-Fruit Games, Ltd., a division of Gamestec Leisure Limited; Inspired Gaming Group, plc; and Games Warehouse Limited, a division of Merit Industries, Inc. As the pub business transitions from analog to digital, we expect to compete with both the current competitors, as well as new competitors, such as ACE Interactive AB, a division of Aristocrat Leisure Ltd. In emerging wide area gaming markets we compete with video lottery and other gaming terminal suppliers. Our competitors in these markets include IGT International, Gtech, Inspired Gaming Group, Cyberview Technology, Aristocrat Leisure Ltd, Novomatic Industries, AG., Octavian International and Multimedia Games, Inc. The expected change in the gaming rules in Great Britain in 2007 may expose our businesses to additional competition.

Our two principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc., principally owned by Magna Entertainment Corporation, and United Tote Company, a subsidiary of Youbet.com, Inc. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. In addition, we believe we are one of the leading providers in North America of video and data simulcasting services to the racing industry. Simulcasting competition includes many satellite communication companies and uplink providers and alternative communication technologies. Current and future competitors in Internet-based wagering include Youbet.com, Inc. and Gemstar-TV Guide, Inc. (“TVG”).

Our venue management business competes with other pari-mutuel operators, as well as with casinos, lotteries and other forms of legal and illegal gambling, and other forms of entertainment within our licensed markets.

Employees

As of December 31, 2006, we employed approximately 5,500 persons. Many of our U.S. pari-mutuel employees involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2009. Most of our Canadian pari-mutuel employees are represented by the Service Employees International Union, which contract also extends through October 2009. The majority of our lottery employee groups are not represented by labor unions; however, our employees in Austria are represented by a Worker’s Council, which is typical of many European companies; and at the United Kingdom facility, approximately 220 employees are members of the Graphic Paper and Media Union, while our printed products facility in Chile has approximately 80 employees who belong to a local labor union.

Government Regulation

General

Lotteries, pari-mutuel wagering, sports wagering, and wide area gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing of an applicant and its subsidiaries, if any. Regulators in those jurisdictions review many facets of an applicant or holder of a license including, among other items, financial stability, integrity and business experience. We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate and where appropriate maintain obligations in our supply agreements to customers to allow us to monitor and ensure ongoing compliance. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet. There can be no assurance that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that such proceeding, if any, would not have a material adverse impact on us or our business plans.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our General Counsel and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting of three outside directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

In the last two years, new legislation was passed or has come into effect in the United States and Great Britain that may impact various aspects of our business. In Great Britain, the Gambling Act of 2005 is being brought into force gradually, with most of the substantive provisions scheduled to come into effect in September 2007. Among other things, the Gambling Act requires specific licenses be obtained for operations conducted in pubs, licensed betting offices and other adult gaming centers and for remote gambling, such as the transport of data from a central system to a gaming device via satellite transmission. The Gambling Act also provides for regulation of the technical specifications and standards of gaming machines and systems, and technical standards which are the outcome of discussions between the Gambling Commission and the industry are set to be published in March 2007. While we are confident that The Global Draw, Games Media and our sports wagering and pari-mutuel businesses are in compliance with the requirements of the Gambling Act, we are unable to predict the impact of new regulations or how enforcement or gaming regulatory authorities will interpret same. Moreover, in addition to the risk of enforcement action, we are also at risk of loss from business reputation in the event of any potential legal or regulatory investigation, whether or not the Company is ultimately accused of or found to have committed any violations.

Similarly, in the United States, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (the “Unlawful Internet Gambling Enforcement Act”). Among other things, the Unlawful Internet Gambling Enforcement Act prohibits the transmission of any wager, at least in part, by means of the Internet, where such wager is prohibited by any applicable law where initiated, received or otherwise made. It imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions processing wagering transactions. The law does contain a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification. The U.S. Treasury Department has not yet adopted implementing regulations for financial institutions.

In France, Germany and elsewhere in the European Union, enforcement actions and pronouncements, statutory enactments and court decisions have raised questions about the ability of European national governments to grant monopolies to lotteries or to limit extra-jurisdictional gaming where gaming is allowed in that country.

Currently, account wagering operations, through which pari-mutuel customers place wagers by phone or via the Internet on thoroughbred, harness or greyhound racing, may be conducted only from certain jurisdictions and only through licensed wagering operators in certain jurisdictions. While we believe that the activities of our pari-mutuel and gaming businesses comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet. Where state or other regulators have expressed concerns to us regarding such wagering by their citizens through our account wagering systems and the racetracks serviced by our pari-mutuel wagering systems, we have ceased operations in those jurisdictions in a manner that anticipated the safe harbor principles later adopted in the Unlawful Internet Gambling Enforcement Act. There can be no assurance that our activities or the activities of our customers will not become the subject of law enforcement proceedings or that any such proceedings would not have a material adverse impact on us or our business plans.

While we believe that we have developed the proper procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, we cannot assure our investors that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

Lottery Operations

At the present time, 44 U.S. jurisdictions, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and ongoing operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of vendors for equipment, technology and services, and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

From time to time we retain governmental affairs representatives in various states of the U.S. to advise legislators and the public concerning our views on lottery legislation, to monitor such legislation and to advise us in our relations with lottery authorities. We also make political contributions to various state political parties and state political candidates.

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

Wide Area Gaming

The existing and emerging wide area gaming markets are governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, FOBTs, AWPs, and SWPs. Fifteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities, others permit these devices to be placed at bars, restaurants, and specific licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized their use.

Companies that manufacture, sell or distribute VLTs or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (i) to ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (ii) to ensure the integrity and randomness of the machines, and (iii) to prohibit the use of VLTs at unauthorized locations or for the benefit of undesirable individuals or entities.

In the U.K., the regulation of gaming activity is undergoing significant change. The major provisions of the Gambling Act are to take effect in September 2007. Among other provisions, the Gambling Act deals with the licensing of the various types of venues allowed to carry out gambling activities, the types of gaming activities, the categories and number of gaming machines allowed in each type of venue and the licensing and regulation of the supply and operation of those machines and other gaming activities. These regulations allow for some expansion of gaming in controlled environments (including the establishment of additional national and local casinos) and limits on the type of activities and number of gaming machines and gaming activities allowed in other venues. Under the Gambling Act each category of gaming machine and individual operators will be subject to regulation and require specific licensing which will also cover the minimum technical specification of machines.

In September 2007, when the substantive provisions of the Gambling Act become effective, bookmakers will be able to deploy up to four machines expected to be from two defined categories known as B2 machines and new B3 machines. Global Draw is testing a new generation of terminals that provide the operator the flexibility of offering either B2 or B3 increasing capabilities, including the ability to switch from one designation to the other depending on customer demand. Global Draw will also continue to offer its monitor game products (which offer fixed odds bets on virtual random number based events) under the general betting provisions of the Gambling Act.

Also, when the Gambling Act provisions come into effect, pubs will be limited to category C gaming machines (the category into which AWPs fall, although for the first time AWPs will be able to be supplied under participation agreements). The Gambling Act also provides some scope for other “soft” gaming activities to be conducted in pubs including some pool betting and social lotteries. Pubs will also continue to operate SWPs which continue to fall outside of the scope of the Gambling Act.

Pari-mutuel Wagering

At present, 44 U.S. jurisdictions, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, conduct pari-mutuel wagering on greyhound races. In addition, Connecticut, Rhode Island, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

Companies that manufacture, distribute and/or operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities there. These authorities generally require a company, as well as its directors, officers, certain employees and holders of five percent or more of our common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of us and our key personnel and stockholders in order to ensure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause our licensing status to come under review in other jurisdictions as well.

In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to casinos in Atlantic City, New Jersey, the subsidiary must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility, good character, honesty and integrity, and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission has traditionally waived the qualification requirement for holders if their positions are not more than 20% of the issuer’s overall debt and not more than 50% of the specific debt issue. There can be no assurance, however, that the Casino Commission will waive any qualification requirement for any holder.

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

Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division’s regulation. We have expanded the market for our “business-to-consumer” On the Wire® account wagering business through our Connecticut OTB to 11 states.

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

Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	61	Chairman of the Board and Chief Executive Officer
Michael R. Chambrello	49	President and Chief Operating Officer
DeWayne E. Laird	59	Vice President, Chief Financial Officer and Corporate Controller
Ira H. Raphaelson	53	Vice President, General Counsel and Secretary
Larry A. Potts	59	Vice President, Chief Compliance Officer and Director of Security
Sally L. Conkright	54	Vice President of Administration and Chief Human Resources Officer
William J. Huntley	57	Vice President and President of Racing, Sports and Gaming Technology
Steven M. Saferin	58	Vice President and President of Properties
Robert C. Becker	48	Vice President and Treasurer
Stephen L. Gibbs	34	Vice President and Chief Accounting Officer

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

Ira H. Raphaelson has served as Vice President and General Counsel since February 2006 and as Secretary since June 2006. Mr. Raphaelson is the chief legal officer of the Company. Prior to joining the Company, Mr. Raphaelson was a partner in the Washington D.C. office of the law firm of O’Melveny & Myers LLP where he was a member of the firm’s global enforcement defense practice and litigator for 10 years.

Larry A. Potts has served as Vice President, Chief Compliance Officer and Director of Security since February 2006. Mr. Potts joined the Company in September 2004 as Vice President, Security and Compliance. Previously, he was the Chief Operating Officer of an international consulting and investigative company in Washington, D.C. Prior to that, he served as a Special Agent of the Federal Bureau of Investigation for over 23 years, where he served in a number of management positions, including Deputy Director.

Sally L. Conkright has served as Vice President of Administration and Chief Human Resources Officer since 2005. Ms Conkright previously served as Vice President of Organizational Development for the Company. Prior to joining the Company in 2002, Ms. Conkright served as Director of Compensation and Benefits for Xerox Corporation from 1999 to 2000 and as Vice President of Human Resources and Public Relations for Xerox New Enterprises from 1997 to 1999.

William J. Huntley has served as Vice President and President of Racing, Sports and Gaming Technology since March 2006. Mr. Huntley previously served as Vice President of Lottery Systems and as President of the Systems Division of Scientific Games International, Inc. from September 2000 to February 2006. Mr. Huntley has also served as President of Scientific Games Racing, LLC since January 2005. Previously, Mr. Huntley served as President of Autotote Lottery Corporation from November 1997 until its merger into Scientific Games International, Inc. in September 2000. He served as Vice President of Autotote Systems, Inc. (now known as Scientific Games Racing, LLC) from June 1989 to November 1997 and as Vice President of Operations of the Company from 1991 to 1994.

Steven M. Saferin has served as Vice President of Properties since June 2005 and as President of the Properties Division of Scientific Games International, Inc. since September 2003. Mr. Saferin has been with the Company since the acquisition of MDI in January 2003. Mr. Saferin founded MDI in 1986, an industry leader in licensed lottery games and promotions, where Mr. Saferin served as President and Chief Executive Officer. Prior to founding MDI, Mr. Saferin was the Director of Program Acquisitions at ESPN. In addition, Mr. Saferin held the positions of Vice President with Viacom Communications and Warner Amex Cable and was an Attorney-Advisor to the Cable Television Bureau of the Federal Communications Commission.

Robert C. Becker has served as Treasurer since October 1996 and as Vice President and Treasurer since April 2001. Prior to joining the Company, Mr. Becker served as Assistant Treasurer for the Fuller Company from 1990 to 1994.

Stephen L. Gibbs has served as Vice President and Chief Accounting Officer since April 2006. Mr. Gibbs joined Scientific Games Racing, LLC, a subsidiary of the Company, in April 2005, as Vice President of Finance. Prior to joining the Company, Mr. Gibbs served as Manager of Accounting Research for The Coca-Cola Company from September 2004 to March 2005 and as Controller for TRX, Inc. from May 2004 to August 2004. Prior to that time, Mr. Gibbs served nine years in public accounting with the firms of Arthur Andersen and Deloitte & Touche.

Access to Public Filings

We file annual reports, quarterly reports, current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which could impact our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which could affect the profitability of the contracts we do win. Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the domestic lottery market has matured such that the number of states conducting lotteries is unlikely to increase in the near-term. Our domestic U.S. instant ticket business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market.

We also compete in the international instant ticket lottery market with low-price, low-quality printers in a regulated environment where competition laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

Pricing pressures and potential privatization of some lotteries may also change the manner in which online and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players’ entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce revenues from our lottery operations.

We also operate in competitive markets in other parts of our business. Our pari-mutuel business faces competition from other operators, other gaming venues such as casinos and state-sponsored lotteries and other forms of legal and illegal gaming. The market for pari-mutuel wagering has seen declines over a period of years and the continuing popularity of horse and dog racing is important to the operating results of our pari-mutuel business. Our other gaming related businesses face competition from other vendors and illegal operators, as well as changes in law and regulation that can affect our future profitability. In our prepaid phone card business, we face competition from other instant lottery ticket printers utilizing similar lottery security and printing technologies, as well as alternative printing and non-printing technologies, such as smart cards, with which our products compete. Moreover, the cellular telephone industry is undergoing technology changes such that other technologies, including electronic commerce, could impact our growth opportunities and our customer relationships. Further, increasing price competition in the prepaid phone card business may continue to negatively affect our operating margins.

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

We can give no assurance that we will achieve the necessary technological advances, have the financial resources, introduce new products or services on a timely basis or otherwise have the ability to compete effectively in the markets we serve.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue if we are unable to renew certain of our contracts.

Generally, our contracts are for initial terms of one to seven years, with optional renewal periods. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. Contracts representing a substantial majority of our annual revenues from lottery contracts are scheduled to expire or reach optional extension dates during the next three years. Contracts accounting for a majority of our current annual pari-mutuel revenues are scheduled to expire during the next three years. Contracts accounting for a majority of our wide area gaming revenues are scheduled to expire beginning in 2010.

We are also required by certain of our lottery customers to provide surety, or performance, bonds. There can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.

Our contracts for the broadcast of signals are usually one year contracts. Because of competitive and other factors, we cannot provide assurance that these broadcast contracts will be renewed. Elimination of our access to racing broadcast signals could have a material adverse affect on racing revenue as well as our ability to expand the business into new markets.

There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue.

Our ability to bid on new contracts is dependent upon our ability to fund required up-front capital expenditures through our cash from operations or through financings.

Our online lottery, wide area gaming and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our future profitability.

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

There can be no assurance that we will be able to protect our intellectual property. We enter into confidentiality or license agreements with our employees, vendors, consultants, and, to the extent legally permissible, our customers, and generally control access to, and the distribution of, our game designs, systems and other software documentation and other proprietary information, as well as the designs, systems and other software documentation and other information we license from others. Despite our efforts to protect these proprietary rights, unauthorized parties may try to copy our gaming products, business models or systems, use certain of our confidential information to develop competing products, or develop independently or otherwise obtain and use our gaming products or technology, any of which could have a material adverse effect on our business. Policing unauthorized use of our technology is difficult and expensive, particularly because of the global nature of our operations. The laws of other countries may not adequately protect our intellectual property.

There can be no assurance that our business activities, games, products and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any such claim and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and/or require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. In the future, we may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

We rely on products and technologies that we license from third parties. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms.

Our business competes on the basis of the security and integrity of our systems and products.

We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we constantly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of the product to end-users. There can be no assurance that our business might not be affected by a security breach or lapse which could have a material adverse impact on our business.

Our industry is subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow.

In the United States and many other countries, lotteries, pari-mutuel and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations. Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. While we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws , there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings. Moreover, in addition to the risk of enforcement action, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not the Company is ultimately accused of or found to have committed any violations.

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

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions. In light of these regulations and the potential impact on our business, the Board of Directors adopted a proposed amendment to our restated certificate of incorporation in January 2007, subject to a vote of the stockholders at our next stockholders’ meeting, which amendment would allow for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the proposed amendment may inhibit potential investors from becoming significant stockholders or inhibit existing shareholders from retaining or increasing their ownership.

We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded corporations. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our General Counsel and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting of three outside directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

Gaming opponents persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit our existing operations.

Legalized gaming is subject to opposition from gaming opponents. There can be no assurance that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where these activities are presently prohibited or prohibiting or limiting the expansion of gaming where it is currently permitted, in either case to the detriment of our business, financial condition, results and prospects.

Our ability to complete future acquisitions of gaming and related businesses and integrate those businesses successfully could limit our future growth.

Part of our corporate strategy is to continue to pursue expansion and acquisition opportunities in gaming and related businesses, such as our acquisition of certain assets of EssNet AB, and our acquisitions of The Global Draw Ltd, and Games Media which all occurred in 2006, and we could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock have the potential of dilution to our existing shareholders and earnings per share.

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

Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001. We have taken steps to have disaster recovery plans in place but there can be no assurance that such an event would not have a significant impact on our business.

We are dependent on our suppliers and contract manufacturers, and any failure of these parties to meet our performance and quality standards or requirements could cause us to incur additional costs or lose customers.

Our production of instant lottery tickets and prepaid phone cards, in particular, depends upon a continuous supply of raw materials, supplies, power and natural resources. Our operating results could be adversely affected by an interruption or cessation in the supply of these items or a serious quality assurance lapse.

We transmit certain wagering data and broadcast live racing events utilizing satellite transponders, generally pursuant to long-term contracts. The technical failure of any of these satellites would require us to obtain other communication services, including other satellite access. Although we maintain insurance and, in some cases, employ backup systems to limit our exposure in the event of such a failure, we have no assurance of access to such other satellites or, if available, whether the use of such other satellites could be obtained on favorable terms or in a timely manner. While satellite failures are infrequent, the operation of satellites is outside of our control.

In addition, our Global Draw business has signed a number of significant contracts whose performance depends on our third party suppliers delivering equipment on schedule for Global Draw to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in Global Draw being in breach of and subsequently losing those contracts, which loss could have a material adverse affect on the revenue.

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

There can be no assurance that we will be able to operate successfully in any foreign market.

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

We depend on the continued performance of A. Lorne Weil, our Chairman and Chief Executive Officer, and the members of our senior management team. Mr. Weil has extensive experience in the lottery and pari-mutuel businesses and has contributed significantly to the growth of our business. If we lose the services of Mr. Weil or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Mr. Weil has an employment contract with us through 2009.

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

Failure to perform under our lottery contracts may result in litigation, substantial monetary liquidated damages, as well as contract termination.

Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including our subsidiary Scientific Games International, Inc., or SGI, which owned a minority interest in the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. See “Item 3—Legal Proceedings” for additional information regarding this litigation. Although we believe that any potential losses arising from this litigation will not result in a material adverse effect on our consolidated financial position or results of operations, we cannot predict the final outcome, and there can be no assurance that this litigation might not be finally resolved adversely to us or result in material liability.

In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for material failure to perform, other specified reasons and, in many cases, for no reason at all. Lottery contracts to which we are a party also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. We are also required by certain of our lottery customers to provide surety, or performance, bonds. We have paid or incurred liquidated damages under our lottery contracts and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our business.

Labor disputes may have an adverse effect on our pari-mutuel operations.

Though we have increasingly automated our pari-mutuel field operations and created two hub centers, we have union employees in our pari-mutuel field operations in the United States and Canada. We collectively bargain with the labor unions that represent these employees. The current collective bargaining agreement representing the majority of our union employees in the United States expires October 20,

2009. Another collective bargaining agreement relating to our Canadian racing operations has been extended through October 20, 2009. Notwithstanding these contracts, if we were to experience a union strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. There can be no assurance that we will not encounter any conflicts or strikes with the labor union, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers’ operations to be affected and might have permanent effects on our business.

We have a significant amount of indebtedness and failure to generate sufficient cash as our debt comes due or to renew credit lines prior to expiration may adversely affect our business.

As of December 31, 2006, we had approximately $916 million of debt outstanding, consisting of convertible senior subordinated debentures, senior subordinated notes and a senior secured credit facility. We expect that existing cash, cash equivalents, short term investments, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate adequate cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business.

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

ITEM 1B.       UNRESOLVED STAFF MATTERS

No disclosure required pursuant to this Item.

ITEM 2.                PROPERTIES

The following is a list of facilities that we use in the operation of our business.

Location	Square Feet	Owned/leased	Purposes	Business
New York, NY	21,700	Leased	Corporate Headquarters	1
Essen, Germany	15,900	Leased	Administration and operations	2
Alpharetta, GA	44,800	Leased	Manufacturing and warehouse	2
Ballymahon, Ireland	14,500	Leased	Manufacturing and warehouse	2
Various cities, Germany	9,063	Leased	Warehouse	2
Various cities, CT	47,200	Leased	OTB facilities	2
New Haven, CT	1,700	Leased	Administration and operations	2
Windsor Locks, CT*	39,000	Owned	OTB facility	2
New Haven, CT*	55,000	Owned	OTB facility, administration and operations	2
Waterville, ME*	30,100	Owned	OTB facility	2
Den Haag, Netherlands	5,000	Leased	Administration and operations	2
Various cities, Netherlands	25,700	Leased	OTB facilities	2
Rocky Hill, CT	13,000	Leased	Administration, operations and warehouse	3, 4
South Barre, VT	3,100	Leased	Administration and operations	3, 4
Concord, NH	5,400	Leased	Administration and operations	3
Urbandale, IA	7,300	Leased	Administration and operations	3, 4
Gardner, ME	10,000	Leased	Administration and operations	3, 4
Blythewood, SC	30,000	Leased	Administration and operations	3, 4
Vienna, Austria	47,400	Leased	Administration and operations	3
Various U.S. Cities	62,300	Leased	Warehouse space and operations	3, 4
Mexico City, Mexico	29,235	Leased	Warehouse	3
San Andres Cholula, Mexico	2,831	Leased	Administration and operations	3
Col Espartaco, Del. Coyoacan, Mexico	13,519	Leased	Administration and operations	3
Barcelona, Spain	16,146	Leased	Administration and operations	3, 4
Alpharetta, GA*	185,000	Owned	Administration and operations	1, 2, 3, 4
Duluth, GA	48,300	Leased	Warehouse	3
Baltimore, MD	35,600	Leased	Administration and operations	3
Harrisburg, PA	40,700	Leased	Administration, operations and warehouse	3, 4
Middletown, PA	35,200	Leased	Warehouse	3, 4
Indianapolis, IN	20,000	Leased	Administration and operations	3, 4
Oklahoma City, OK	42,600	Leased	Administration and operations	3, 4
Sharon Hills, PA	12,000	Leased	Administration and operations	3, 4
Hato Rey, PR	34,700	Leased	Administration and operations	3
Leeds, England	150,000	Owned	Manufacturing	4
Alpharetta, GA*	170,000	Owned	Manufacturing and warehouse	4
Central Islip, NY	40,000	Leased	Manufacturing and warehouse	4
Santiago, Chile	16,700	Owned	Administration and manufacturing	4
Santiago, Chile	32,200	Leased	Operations and warehouse	4
Phoenix, AZ	22,700	Leased	Administration and warehouse	4
Orlando, FL	50,000	Leased	Administration and operations	4
Twinsburg, OH	41,100	Leased	Warehouse	4
La Vergne, TN	23,600	Leased	Administration and warehouse	4
Bielefeld, Germany	79,000	Owned	Administration, operations, warehouse and manufacturing	4
Sacramento, CA	9,000	Leased	Administration and operations	4
Pueblo, CO	8,000	Leased	Administration and operations	3, 4
Washington, DC	9,600	Leased	Administration and operations	4

1.      Property use relates to Corporate functions.

2.      Property use relates to functions concerning the Diversified Gaming Group.

3.      Property use relates to functions concerning the Lottery Systems Group.

4.      Property use relates to functions concerning the Printed Products Group.

*       Property is subject to a mortgage encumbrance.

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

SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud’s claims. We intend to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca, while the appeal motion before the Council of State remains pending. Currently, the case file is at the chambers of the justice in charge and we expect that a decision on the matter will be made during 2007. Following final decision of the procedural motions, defenses on the merits will be heard. Parallel factual proceedings may also occur during the appeal this year before any final determination can be made. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

In December 2006, we agreed to settle the three previously reported litigations with Gtech Corporation, consisting of an action that we filed in May 2005 in the U.S. District Court for the District of Delaware alleging Gtech infringed our group participation multiplier patents which relate to certain online lottery games, an action that Gtech filed in March 2004 in U.S. District Court for the District of Delaware alleging we infringed certain of its patents relating to instant lottery ticket vending and dispensing machines and methods and a defamation action that Gtech filed in December 2004 against us and others in state court in Texas. As part of the settlement agreement, under which the parties agreed to dismiss the litigations with prejudice, (i) we granted Gtech a license for any new games covered by our group participation patents with respect to which Gtech will pay royalty fees during the first three years consistent with fees charged to our customers subject to certain annual caps; (ii) we paid to acquire certain patent rights from Gtech, and granted back to Gtech a royalty-free license to those patents; and (iii) we granted Gtech a royalty-free license for all existing games covered by our group participation patents in jurisdictions that had not signed a license agreement with another organization or with us. The litigations were dismissed in January 2007.

On March 9, 2006, we received a request for information relating to the licensing of our operation of several earth stations in our racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”). We conducted an internal review which determined that our racing subsidiary was not in full compliance with FCC licensing requirements. We engaged special FCC counsel to assist us in ensuring that we are in compliance with all applicable licensing requirements and responding to the FCC’s inquiry.  We believe we are currently in compliance. While it is not possible to predict the outcome of this inquiry at this time, we believe an administrative settlement will be achieved.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock has been listed for trading on the Nasdaq Global Select Market under the symbol “SGMS”. The following table sets forth, for the periods indicated, the range of high and low closing prices of our Class A common stock.

	Market Price of Scientific Games Common Stock
	High	Low
Fiscal 2005 (January 1, 2005-December 31, 2005)
First Quarter	26.48	21.72
Second Quarter	27.49	21.34
Third Quarter	31.54	27.00
Fourth Quarter	31.38	26.51
Fiscal 2006 (January 1, 2006-December 31, 2006)
First Quarter	35.13	27.45
Second Quarter	40.41	32.86
Third Quarter	35.90	28.03
Fourth Quarter	32.34	27.09
Fiscal 2007
First Quarter through February 26, 2007	34.60	29.00

On February 26, 2007, the last reported sale price for our common stock on the Nasdaq Global Select Market was $33.70 per share. There were approximately 1,215 holders of record of our common stock as of February 26, 2007.

We have never paid any cash dividends on our Class A common stock. The Board presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

On November 2, 2006, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market through December 31, 2007, shares of our outstanding common stock in an aggregate amount up to $200 million. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases will be determined by our management based on its evaluation of market conditions, share price and other factors. The stock repurchase program may be discontinued at any time. The repurchases for the fourth quarter ended December 31, 2006 are reflected on the following table:

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06 - 10/31/06	—	—	—	$ 200.0 million
11/1/2006 - 11/30/2006	100,541	$ 29.08	100,000	$ 197.1 million
12/1/2006 - 12/31/2006 (1)	251,636	$ 31.24	221,548	$ 190.2 million
Total	352,177	$ 30.62	321,548	$ 190.2 million

(1)          The date of the last repurchase as part of the publicly announced repurchase program  was December 12, 2006.

(2)   In addition to the open market purchases made under the stock repurchase program during the fourth quarter of 2006, this column reflects approximately 30,629 shares acquired from employees to satisfy the exercise price of employee stock options and the withholding taxes associated with the vesting of restricted stock awards.

Shareholder Return Performance Graph

The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2006 of our common stock, the Nasdaq Global Select Market (“Nasdaq”), on which our shares of common stock are traded, and a peer group index of companies that provide services similar to ours (“New Peer Group”) and a peer group index of companies that was used in our proxy statement for our 2005 annual meeting of the stockholders (“Old Peer Group”). Our New Peer Group consists of Bally Technologies Inc., Progressive Gaming International Corporation, International Game Technology, Shuffle Master, Inc., WMS Industries Inc., and Youbet.com, Inc. Our Old Peer Group consists of International Lottery and Totalisator Systems, Inc., Churchill Downs, Inc. and Gtech Corporation. We selected the New Peer Group for this year’s Shareholder Return Performance Graph because Gtech Corporation became a private subsidiary of another company and because we believe that the companies included in our New Peer Group index, taken together, are comparable to our businesses. Both peer group companies have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq, the New Peer Group index and the Old Peer Group index at the beginning of the five-year period and that all dividends were reinvested.

Comparison of 5-year Cumulative Total Return

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Scientific Games Corporation	$ 100.00	$ 82.97	$ 193.94	$ 272.46	$ 311.77	$ 345.49
NASDAQ Composite	$ 100.00	$ 71.97	$ 107.18	$ 117.07	$ 120.50	$ 137.02
New Peer Group	$ 100.00	$ 107.62	$ 198.48	$ 200.56	$ 179.38	$ 260.28
Old Peer Group	$ 100.00	$ 104.26	$ 100.25	$ 123.87	$ 103.46	$ 123.84

ITEM 6. SELECTED FINANCIAL DATA

Selected historical financial data presented below as of and for the year ended December 31, 2002 has been derived from our audited consolidated financial statements which have been audited by KPMG LLP, independent registered public accounting firm. Selected financial data presented below as of and for the years ended December 31, 2003, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements which have been audited by Deloitte & Touche LLP, independent registered public accounting firm. The following financial information reflects the acquisitions of certain businesses during the period 2002 through 2006, including the acquisition of 65% of the equity of Serigrafica Chilena S.A. (“SERCHI”) since June 5, 2002, the acquisition of  the remaining 35% minority interest of SERCHI since April 2005, the acquisition of MDI Entertainment, Inc. since January 10, 2003, the acquisition of IGT OnLine Entertainment Systems, Inc. (“OES”) since November 6, 2003, the acquisition of Honsel on December 31, 2004, the acquisition of EssNet on March 22, 2006, the acquisition of Shoreline on April 5, 2006, the acquisition of Global Draw on April 20, 2006, the acquisition of Games Media on December 22, 2006 and the acquisition of International Lotto Corp., SRL (ILC) on December 28, 2006. The following summary presents selected financial data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. These data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2002		2003		2004 (d)		2005 (g)		2006 (h)
Selected Statement of Operations Data:
Operating Revenues:
Services	$382,818		452,564		590,984		639,327		799,227
Sales	72,435		108,347		134,511		142,356		98,003
	455,253		560,911		725,495		781,683		897,230
Costs and Expenses:
Cost of services (exclusive of depreciation and amortization)	221,038		247,730		318,989		351,430		437,147
Cost of sales (exclusive of depreciation and amortization)	47,412		76,082		92,231		100,621		72,800
Amortization of service contract software	4,930		5,312		5,799		7,007		7,236
Selling, general and administrative	63,132		80,074		105,274		131,844		155,727
Depreciation and amortization	37,905		42,373		55,478		59,787		98,770	(i)
Interest expense	44,842	(a)	26,397		30,952		26,548		43,393
Other (income) expense	636		1,184		(748)		(1,700)		(767)
Equity in (income) loss of joint ventures (e)	—		—		6,060		2,064		(7,900)
Early extinguishment of debt	22,501	(b)	293		16,868	(f)	478		—
Total costs and expenses	442,396		479,445		630,903		678,079		806,406
Income before income tax expense (benefit)	12,857		81,466		94,592		103,604		90,824
Income tax expense (benefit)	(26,875	) (c)	29,319		28,850		28,285		24,063
Net income	39,732		52,147		65,742		75,319		66,761
Convertible preferred paid-in-kind dividend	7,484		7,661		4,721		—		—
Net income available to common stockholders	$32,248		44,486		61,021		75,319		66,761
Basic and diluted income per share:
Basic net income available to common stockholders	$0.64		0.74		0.84		0.84		0.73
Diluted net income available to common stockholders	$0.50		0.59		0.72		0.81		0.70
Weighted average number of shares used in per share calculation:
Basic shares	50,221		60,010		73,014		89,327		91,066
Diluted shares	80,151		88,143		90,710		92,484		94,979
Selected Balance Sheet Data (End of Period):
Total assets	$636,789		962,989		1,093,225		1,172,513		1,759,610
Total long-term debt, including current installments	$360,529		532,163		610,878		580,735		916,401
Stockholders’ equity	$168,770		237,152		300,564		386,833		528,078
Ratio of earnings to fixed charges	1.3	x	3.6	x	3.8	x	4.4	x	2.7	x

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

(d)                               Includes approximately $3,100 of items identified during the initial adoption of Sarbanes-Oxley.

(e)                                Reflects losses of $6,060 and $1,713 in 2004 and 2005, respectively, and income of approximately $8,300 in 2006, for our share of the earnings of the Italian joint venture that began selling instant tickets in 2004.

(f)                                  Includes early extinguishment of debt costs of $16,868 incurred in connection with the write-off deferred financing fees related to our refinancing of the 2003 Facility and the payment of $6,862 of redemption premium for the purchase of most of our 12 1/2% Senior Subordinated Notes.

(g)                                Includes a charge of $12,363 related to the discontinuance of the Supplemental Executive Retirement Plan, a non-tax deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition, a $2,230 charge in the Lottery segment related to defective tickets and $5,291 for restructuring charges relating to the Diversified Gaming Segment.

(h)                               Includes approximately $18,100 in share-based compensation expense and approximately $14,900 in employee termination costs.

(i)                                   Includes approximately $9,700 related to pari-mutuel asset impairment charges.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

To present a better understanding of the overall business of Scientific Games Corporation and its consolidated subsidiaries (together, “we”), we begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an overview of our business and major operating segments, including any significant events that have occurred in the periods presented. We then provide a discussion of our Critical Accounting Policies, including revenue recognition policies requiring critical judgment, our policies for accounting for share-based payment, our valuation of long-lived and intangible assets and goodwill, our income tax methodology and the use of estimates and assumptions throughout our financial results. Next, we discuss our Results of Operations, presenting first an overall view of the financial results of the business as a whole, followed by additional discussion of our operating segments. We then review our financial condition, explaining changes in our balance sheet and cash flows, along with our outstanding debt, contractual obligations and commitments. Next we discuss the existence of any New Accounting Pronouncements and Related Party Transactions, and clarify their impact on our financial statements.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of Printpool Honsel GmbH (“Honsel”) in December 2004, the acquisition of the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”) in April 2005, the acquisition of most of the online lottery assets of EssNet AB (“EssNet”) in March 2006, the acquisitions of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) and The Global Draw Limited and certain related companies (“Global Draw”) in April 2006, and the acquisitions of Games Media Limited (“Games Media”) and International Lotto Corp., SRL (“ILC”) in December 2006, affect the comparability of operations from period to period (see Note 3 to the Consolidated Financial Statements). In addition, the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”) in 2006 affects the comparability of operations from period to period.

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

Background

We operate primarily in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our revenues consist of two major components: services revenues and sales revenues.

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, NASCAR®, Mandalay Bay®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

On December 28, 2006, we acquired 80% of the common stock of ILC. ILC is a member of a consortium agreement with certain charities in Peru which gives them the right to participate in the operation of a lottery in Peru. We expect that our acquisition of ILC will enable us to further expand into the Latin American market. As consideration for the acquisition, we exchanged our approximately $16.0 million receivable due from ILC and contributed approximately $3.9 million in assets  The carrying value of our receivable from ILC and assets, totaling approximately $20.0 million, at December 31, 2006, was treated as the purchase price for accounting purposes.

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

On March 22, 2006, we acquired substantially all of the online lottery assets of Swedish firm EssNet which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lottery of Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries. We expect that the acquisition of EssNet will enable us to further expand into the European lottery market. The purchase price was approximately $60 million in cash.

In conjunction with the purchase of EssNet, we have a plan to integrate certain operating locations as part of the integration of EssNet. At the time of acquisition, we recorded approximately $27 million in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offering includes fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of FOBTs and monitor games to licensed bookmakers, primarily in the United Kingdom (“U.K.”) and Austria; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media, our AWP and SWP terminal supplier in the U.K. pub market, and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

On December 22, 2006, we acquired Games Media. We expect the acquisition of Games Media to allow us to strengthen our role in the U.K. video lottery business. The purchase price was approximately $25 million (subject to adjustment), plus an earn-out based on the future performance of the business.

On April 20, 2006, we acquired Global Draw, a leading U.K. supplier of fixed odds betting terminals and systems, and interactive sports betting systems and terminals and betting systems in Austria and the U.K. We expect that the acquisition of Global Draw will strengthen our role in the worldwide sports betting and video lottery business. The purchase price was approximately $183 million, plus an earn-out to the selling shareholders, as well as contingent bonuses to certain members of the management team, which are based on the future financial performance of the business.

On April 5, 2006, we acquired certain assets of Shoreline located in Bridgeport, Connecticut. We expect that the acquisition of Shoreline will allow us to maximize the potential of our Connecticut operations. Additionally, the acquisition eliminates existing restrictions on our ability to simulcast live racing in certain portions of the state. The purchase price was approximately $12 million, plus an earn-out, based on the future financial performance of the business.

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

Revenue recognition

We recognize revenue when it is realized or realizable and earned. As described below, the determination of when to recognize revenue for certain revenue transactions requires judgment. Revenue from licensed branded property coupled with a service component whereby we purchase and distribute merchandise prized on behalf of the lottery authorities to identified winners is recognized on a proportional performance method as this method best reflects the pattern in which the obligations to customer are fulfilled. A performance measure is used based on total estimated cost allocated to a specific contract. By accumulating costs for services as they are incurred, and dividing such costs by the total contract costs which is estimated based on a budget prior to contract inception, a percentage is determined. The percentage determined is applied to the total fixed price of the contract and that proportionate amount of revenue is recognized on a monthly basis.

Revenue from the sale of lottery and pari-mutuel systems which require the production and delivery of terminals and customized software is recognized using cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of its products. Estimation of these costs requires the use of judgment. Revenues under percentage-of-completion contracts are recorded as costs are incurred.

Share-based payment

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Business combinations

In accounting for business combinations, we apply the accounting requirements of SFAS No. 141, Business Combinations (“SFAS 141”), which requires us to record the net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. We engage third party valuation specialists to assist in the determination of fair value estimates. Changes to the assumptions used to estimate fair value could materially affect the recorded amounts for acquired assets and assumed liabilities, including but not limited to, property, plant and equipment, customer lists, goodwill, and deferred income taxes. Significant changes to the recorded amounts could have a material impact on our future operating results, including changes in depreciation and amortization expense resulting from higher or lower fair values assigned to property, plant and equipment and finite-lived intangible assets.

Valuation of long-lived and intangible assets and goodwill

We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Factors we consider important which could trigger an impairment review include:

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

•                    significant adverse change in the legality of our business ventures or the business climate in which we operate; and

•                    loss of a significant customer.

We evaluate goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of capital, or by a comparison to third party indications of fair market value. The estimate of a reporting unit’s fair value requires the use of assumptions and estimates regarding the reporting unit’s future cash flows, growth rates and weighted average cost of capital. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.

Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our goodwill and trademark may change in the future which could result in significant non-cash charges that would adversely affect our results of operations

Income Taxes and Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is unlikely. We have also established a valuation allowance for foreign loss carryforwards, as we believe that it is more likely than not that the tax benefits of these items will not be realized. When we establish or reduce the valuation allowance, against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

We account for income tax contingencies in accordance with the SFAS No. 5,  Accounting for Contingencies (“SFAS 5”).

We are subject to periodic audits of our income tax returns by federal, state and local agencies. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, we record reserves for what we identify as probable exposures. A number of years may elapse before a particular matter for which we have established a reserve is audited and fully resolved.  The estimate of our tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. Based on information about other tax settlements, we estimate amounts that we may agree to settle with taxing authorities in order to conclude audits. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in our effective tax rate in the year of resolution.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following analysis compares our results of operations for the year ended December 31, 2006 to the results for the year ended December 31, 2005.

Overview

Revenue Analysis

For the year ended December 31, 2006, total revenue was $897.2 million compared to $781.7 million for the year ended December 31, 2005, an increase of $115.5 million or 15%. Our service revenue for the year ended December 31, 2006 was $799.2 million compared to $639.3 million for the year ended

December 31, 2005, an increase of $159.9 million, or 25%. The increase was primarily attributable to the acquisitions of EssNet ($18.7 million) and Global Draw ($61.7 million), strong sales of instant lottery tickets, the addition of new instant ticket contracts during 2006, and the realization of a full year of revenue on Lottery Systems contracts that commenced in 2005. Our sales revenue for the year ended December 31, 2006 was $98.0 million compared to $142.4 million in the year ended December 31, 2005, a decrease of $44.4 million, or 31%. The decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $29.8 million of revenue in 2005, a decline in phone card sales of $12.1 million, and a decrease of $9.5 million for German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets, partially offset by an increase in equipment sales in the European market.

Expense Analysis

Cost of services of $437.1 million for the year ended December 31, 2006 were $85.7 million or 24% higher than for the year ended December 31, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw, the addition of new instant ticket contracts during 2006, $1.9 million of employee termination costs in 2006, and the realization of a full year of cost on Lottery Systems contracts that commenced in 2005. Cost of sales of $72.8 million for the year ended December 31, 2006 were $27.8 million or 28% lower than for the year ended December 31, 2005 due to lower sales revenues in Lottery Systems and Printed Products.

Selling, general and administrative expenses of $155.7 million for the year ended December 31, 2006 were $23.9 million or 18% higher than for the year ended December 31, 2005. This increase was primarily related to a $17.9 million non-cash charge for share-based compensation expense in 2006, and charges of $13.0 million related to employee termination costs during 2006.

Depreciation and amortization expense of $106.0 million for the year ended December 31, 2006 increased $39.2 million or 59% from the year ended December 31, 2005, primarily due to the acquisition of Global Draw ($8.1 million), a full year of costs of Lottery Systems contracts that commenced in 2005, and a $9.7 million charge during the third quarter of 2006 related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers and the write-off of hardware on certain under-performing pari-mutuel contracts.

Interest expense of $43.4 million for the year ended December 31, 2006 increased $16.9 million or 64% from the year ended December 31, 2005, primarily attributable to higher market rates on our floating rate debt and increased borrowings to fund our 2006 acquisitions.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operations of the Italian Gratta e Vinci instant lottery. For the year ended December 31, 2006, our share of net income totaled $8.3 million compared to a loss of $1.7 million in the year ended December 31, 2005. The income in 2006 reflects the growth of instant ticket sales in Italy.

Income tax expense was $24.1 million for the year ended December 31, 2006 and $28.3 million for the year ended December 31, 2005. The effective income tax rate for the year ended December 31, 2006 and 2005 was 26.5% and 27.3% respectively. The rate decreased in 2006 primarily from having a greater proportion of the Company’s foreign earnings taxed at rates lower than the U.S. statutory rate and from the federal tax benefit related to the amortization of original issue discount related to the issuance in 2004 of long-term debt.

Segment Overview

	Year Ended December 31, 2006
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$388,841	213,144	197,242	799,227
Sales revenues	50,769	42,300	4,934	98,003
Total revenues	439,610	255,444	202,176	897,230
Cost of services (exclusive of depreciation and amortization)	199,006	119,835	118,306	437,147
Cost of sales (exclusive of depreciation and amortization)	40,027	28,363	4,410	72,800
Selling, general and administrative expenses	51,425	34,571	17,615	103,611
Depreciation and amortization	25,203	48,423	31,410	105,036
Segment operating income	$123,949	24,252	30,435	178,636
Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				53,086
Consolidated operating income				$125,550
Interest expense				$43,393

	Year Ended December 31, 2005
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$331,087	175,843	132,397	639,327
Sales revenues	72,214	59,829	10,313	142,356
Total revenues	403,301	235,672	142,710	781,683
Cost of services (exclusive of depreciation and amortization)	170,097	87,290	94,043	351,430
Cost of sales (exclusive of depreciation and amortization)	52,193	41,387	7,041	100,621
Selling, general and administrative expenses	43,969	29,684	15,528	89,181
Depreciation and amortization	18,250	33,522	13,843	65,615
Segment operating income	$118,792	43,789	12,255	174,836
Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				43,842
Consolidated operating income				$130,994
Interest expense				$26,548

Printed Products

For the year ended December 31, 2006, total revenue for Printed Products was $439.6 million compared to $403.3 million for the year ended December 31, 2005, an increase of $36.3 million, or 9%. For the year ended December 31, 2006, service revenue for Printed Products was $388.8 million compared to $331.1 million in the year ended December 31, 2005, an increase of $57.7 million, or 17%. The increase was attributable to new contracts, strong sales of instant lottery tickets, the launch of the Major League Baseball licensed games in 2006, and German instant tickets now being classified as service revenue because of the expansion of the services being offered in the German markets.

Printed Products sales revenue for the year ended December 31, 2006 was $50.8 million compared to $72.2 million for the year ended December 31, 2005, a decrease of $21.4 million, or 30%. The decrease was primarily the result of a $12.1 million decline in phone card sales reflecting a continuing market driven shift to lower priced products, German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets, and a decrease in the sales of non-lottery printed products in Germany.

Cost of services of $199.0 million for the year ended December 31, 2006 were $28.9 million or 17% higher than in the year ended December 31, 2005. This increase is due to higher operating costs as a result of the addition of new customers and higher revenue in 2006. Cost of sales of $40.0 million for the year ended December 31, 2006 were $12.2 million or 23% lower than in 2005 due to a decrease in sales revenues as discussed above.

Selling, general and administrative expenses of $51.4 million for the year ended December 31, 2006 were $7.4 million or 17% higher than in the year ended December 31, 2005. This increase is primarily the result of $2.9 million of employee termination costs and start-up costs for the German cooperative services business.

Depreciation and amortization expense of $25.2 million for the year ended December 31, 2006 increased $6.9 million or 38%, as compared to the year ended December 31, 2005, primarily due to depreciation of a new printing press in the U.K. and amortization of acquired licensed properties.

Lottery Systems

For the year ended December 31, 2006, total revenue for Lottery Systems was $255.4 million compared to $235.7 million in the year ended December 31, 2005, an increase of $19.7 million, or 8%. Lottery Systems service revenue for the year ended December 31, 2006 was $213.1 million compared to $175.8 million for the year ended December 31, 2005, an increase of $37.3 million, or 21%. The increase was primarily due to the acquisition of EssNet and the realization of a full year of revenue from Lottery Systems contracts that commenced during 2005, partially offset by the loss of approximately $2.2 million of revenue from the Montana online lottery contract, which ended in March 2006.

Lottery Systems sales revenue for the year ended December 31, 2006, was $42.3 million compared to $59.8 million for the year ended December 31, 2005, a decrease of $17.5 million, or 29%. The decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $29.8 million of revenue during 2005, partially offset by increased lottery systems sales in Europe and an increase in sales due to the acquisition of EssNet.

Cost of services of $119.8 million for the year ended December 31, 2006 were $32.5 million or 37% higher than in the corresponding period in the prior year. The increase was due to higher operating costs of $12.8 million as a result of the acquisition of EssNet, and the addition of new customers and higher revenue during 2006, partially offset by reduced operating costs on the Montana online lottery contract. Cost of sales of $28.4 million for the year ended December 31, 2006 were $13.0 million or 31% lower than in the year ended December 31, 2005 due primarily to the absence of the one-time sale of Instant Ticket Vending Machines to Pennsylvania during 2005, partially offset by an increase in costs associated with increased lottery systems sales in Europe and sales from the acquisition of EssNet.

Selling, general and administrative expenses of $34.6 million for the year ended December 31, 2006 were $4.9 million or 16% higher than in the year ended December 31, 2005. This increase is primarily the result of $3.9 million of employee termination costs during 2006.

Depreciation and amortization expense of $48.4 million for the year ended December 31, 2006 increased $14.9 million or 44%, as compared to the year ended December 31, 2005, primarily due to a full year of costs on the Lottery Systems contracts that commenced in 2005.

Diversified Gaming

For the year ended December 31, 2006, total revenue for Diversified Gaming was $202.2 million compared to $142.7 million for the year ended December 31, 2005, an increase of $59.5 million, or 42%. Diversified Gaming service revenue for the year ended December 31, 2006 was $197.2 million compared to $132.4 million from the year ended December 31, 2005, an increase of $64.8 million, or 49%. The increase in service revenues primarily reflects the acquisitions of Global Draw and Shoreline, partially offset by lower Handle in the domestic and foreign pari-mutuel businesses. We believe the trend in reduced pari-mutuel wagering may continue.

The Diversified Gaming sales revenue for the year ended December 31, 2006 was $4.9 million compared to $10.3 million in the year ended December 31, 2005, a decrease of $5.4 million. The decrease was due to reduced system sales in Europe in the year ended December 31, 2006.

Cost of services of $118.3 million for the year ended December 31, 2006 were $24.3 million or 26% higher than in the year ended December 31, 2005. This increase is due to the acquisitions of Global Draw and Shoreline, $0.5 million of loss accruals on underperforming pari-mutuel contracts, and $0.8 million of employee termination costs, partially offset by reduced costs in the U.S. pari-mutuel business. Costs of sales of $4.4 million for the year ended December 31, 2006 were $2.6 million lower than in the year ended December 31, 2005 due to decreased sales revenue in Europe during 2006.

Selling, general and administrative expenses of $17.6 million for the year ended December 31, 2006 were $2.1 million or 14% higher than the year ended December 31, 2005 due to the addition of Global Draw, start-up costs at the sports wagering operation, and $0.8 million in employee termination costs, partially offset by cost savings initiatives initiated in the second half of 2005.

Depreciation and amortization expense, including amortization of service contract software, of $31.4 million for the year ended December 31, 2006 increased $17.6 million as compared to the year ended December 31, 2005, primarily due to the increased depreciation resulting from the acquisition of Global Draw and a $9.7 million charge during the year related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, and the two new Quantum Data Centers and the write-off of hardware on certain under-performing pari-mutuel contracts.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following analysis compares our results of operations for the year ended December 31, 2005 to the results for the year ended December 31, 2004.

Overview

Revenue Analysis

For the year ended December 31, 2005, total revenue was $781.7 million compared to $725.5 million, an improvement of $56.2 million or 8% overall as compared to the prior year. Our service revenue was $639.3 million compared to $591.0 million in fiscal year 2004, an increase of $48.3 million, or 8%. Our sales revenue was $142.4 million compared to $134.5 million in the prior year, an increase of $7.9 million, or 6%.

Expense Analysis

Cost of services of $351.4 million for the year ended December 31, 2005 were $32.4 million or 10% higher than in 2004. This increase is due to higher operating costs in each segment. Cost of sales of $100.6 million for the year ended December 31, 2005 were $8.4 million or 9% higher than in 2004 due to higher sales revenues in the Printed Products Group and the Diversified Gaming Group.

Selling, general and administrative expenses of $131.8 million for the year ended December 31, 2005 were $26.5 million or 25% higher than for 2004. This increase is due to a charge relating to the curtailment of our Supplemental Executive Retirement Plan (the “SERP”) for approximately $12.4 million (see Note 14 to the Consolidated Financial Statements). Also contributing to the increase is a non tax-deductible charge of $1.7 million in connection with the earn-out on the Honsel acquisition, $3.0 million of unanticipated legal and related consulting and severance expenses, incurred charges of $2.4 million for restructuring costs and to discontinue certain unprofitable racing-related businesses and the compensation and recruitment expenses of newly appointed key personnel such as the Chief Operating Officer.

Depreciation and amortization expense, including amortization of service contract software, of $66.8 million for the year ended December 31, 2005 increased $5.5 million or 9% from 2004, primarily due to the addition of new lottery contracts, including Colorado, Puerto Rico and Oklahoma.

Interest expense of $26.5 million for the year ended December 31, 2005 decreased $4.5 million or 15% from 2004, primarily as a result of the lower interest rates associated with our December 2004 debt structure.

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

The effective tax rate decreased to 27.3% in 2005 from 30.5% in 2004. In 2005, we recorded a federal tax benefit of 5.8% related to the realization of research and development credits, of which 4.5% will not recur. In 2005, we also recorded a federal benefit of 3.7% from the amortization of original issue discount related to the issuance of long term debt in 2004. Our tax rate will continue to reflect a benefit from this amortization through 2010. The effect of these tax benefits were partially offset by a 4.2% reduction in the federal tax benefit for extraterritorial income exclusion and a smaller release of the valuation allowance in 2005 of 1.7%.

Segment Overview

	Year Ended December 31, 2005
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$331,087	175,843	132,397	639,327
Sales revenues	72,214	59,829	10,313	142,356
Total revenues	403,301	235,672	142,710	781,683
Cost of services (exclusive of depreciation and amortization)	170,097	87,290	94,043	351,430
Cost of sales (exclusive of depreciation and amortization)	52,193	41,387	7,041	100,621
Selling, general and administrative expenses	43,969	29,684	15,528	89,181
Depreciation and amortization	18,250	33,522	13,843	65,615
Segment operating income	$118,792	43,789	12,255	174,836
Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				43,842
Consolidated operating income				$130,994
Interest expense				$26,548

	Year Ended December 31, 2004
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$261,737	189,319	139,928	590,984
Sales revenues	67,865	62,506	4,140	134,511
Total revenues	329,602	251,825	144,068	725,495
Cost of services (exclusive of depreciation and amortization)	136,819	92,683	89,487	318,989
Cost of sales (exclusive of depreciation and amortization)	49,809	40,041	2,381	92,231
Selling, general and administrative expenses	34,774	30,169	13,579	78,522
Depreciation and amortization	14,196	30,917	15,220	60,333
Segment operating income	$94,004	58,015	23,401	175,420
Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				27,696
Consolidated operating income				$147,724
Interest expense				$30,952

Printed Products

For the year ended December 31, 2005, total revenue for Printed Products was $403.3 million compared to $329.6 million in the year ended December 31, 2004, an increase of $73.7 million, or 22%. For the year ended December 31, 2005, service revenue for Printed Products was $331.1 million compared to $261.7 million in the corresponding prior year, an increase of $69.4 million, or 27%. The increase was attributable to the strong demand for our branded and licensed property lottery contracts and strong sales of instant lottery tickets, partially offset by a $1.4 million defective ticket charge.

Printed Products sales revenue for the year ended December 31, 2005, was $72.2 million compared to $67.9 million for the year ended December 31, 2004, an increase of $4.3 million, or 6%. The increase was due to the addition of Honsel from the beginning of fiscal year 2005, partially offset by an $11.3 million decrease in phone card sales primarily due to a large sale in 2004 to a customer in Africa that did not recur in 2005 and to a lesser extent the change in mix of sheet and web based products and continued phone industry pricing pressures.

Cost of services of $170.1 million for the year ended December 31, 2005 were $33.3 million or 24% higher than in 2004. This increase is due to higher operating costs as a result of the higher revenue for the year along with a $2.2 million defective ticket charge. Cost of sales of $52.2 million for the year ended December 31, 2005 were $2.4 million or 5% higher than in 2004 due to a 6% increase in sales revenues.

Selling, general and administrative expenses of $44.0 million for the year ended December 31, 2005 were $9.2 million or 26% higher than in the year ended December 31, 2004. This increase is primarily due to incremental selling, general and administrative expenses from the addition of Honsel for the full year, a non tax-deductible charge of $1.7 million in connection with the earn-out on the Honsel acquisition and unanticipated legal and related consulting and severance expenses of $1.3 million.

Depreciation and amortization expense, including amortization of service contract software, of $18.3 million for the year ended December 31, 2005 increased $4.1 million or 29%, as compared to the year ended December 31, 2004, primarily due to a full year of operations of Honsel and increased amortization costs because of the addition of new properties for our licensed product offerings.

Lottery Systems

For the year ended December 31, 2005 total revenue for Lottery Systems was $235.7 million compared to $251.8 million in the year ended December 31, 2004, a decrease of $16.1 million, or 6%. Lottery Systems service revenue for the year ended December 31, 2005 was $175.8 million compared to $189.3 million for the year ended December 31, 2004, a decrease of $13.5 million, or 7%. The decrease was primarily due the loss of approximately $30.0 million of revenues on the Florida online lottery contract, which ended in January 2005, partially offset by the addition of new contracts which began in 2005.

Lottery Systems sales revenue for the year ended December 31, 2005, was $59.8 million compared to $62.5 million for the year ended December 31, 2004, a decrease of $2.7 million, or 4%. The decrease was due to lower sales of lottery systems and terminals.

Cost of services of $87.3 million for the year ended December 31, 2005 were $5.4 million or 6% lower than in 2004. This decrease is due to reduced operating costs associated with the Florida online lottery contract, partially offset by higher operating costs as a result of the addition of new customers. Cost of sales of $41.4 million for the year ended December 31, 2005 were $1.4 million or 4% higher than in 2004 due to a sales mix that yielded slightly less margins in 2005.

Selling, general and administrative expenses of $29.7 million for the year ended December 31, 2005 were $0.5 million or 2% lower than in the year ended December 31, 2004. This decrease is primarily the result of the lower revenues for 2005.

Depreciation and amortization expense, including amortization of service contract software, of $33.5 million for the year ended December 31, 2005 increased $2.6 million or 8%, as compared to the year ended December 31, 2004, primarily due to the amortization of deferred installation costs of new contracts.

Diversified Gaming

For the year ended December 31, 2005, total revenue for Diversified Gaming was $142.7 million compared to $144.1 million in the year ended December 31, 2004, a decrease of $1.4 million, or 1%. Diversified Gaming service revenue for the year ended 2005 was $132.4 million compared to $139.9 million from the year ended 2004, a decrease of $7.5 million, or 5%. The decrease in service revenues reflects lower Handle in the domestic and foreign pari-mutuel and venue management businesses, the loss of the New York Racing Association (“NYRA”) contract, and a smoking ban in Connecticut that became effective at the beginning of the second quarter of 2004, partially offset by the addition of the Maine OTB operation and higher non-wagering services. We believe the trend in reduced wagering may continue.

Diversified Gaming sales revenue for the year ended December 31, 2005 was $10.3 million compared to $4.1 million in the prior fiscal year, an increase of $6.2 million. The increase was due to increased system sales in Europe in 2005. Pari-mutuel system sales usually reflect a limited number of large transactions, which do not recur on an annual basis.

Cost of services of $94.0 million for the year ended December 31, 2005 were $4.5 million or 5% higher than in 2004. This increase is due to higher operating costs as a result of weather related losses due to hurricanes, the integration of four European racing operations into our European racing center in Essen, Germany, costs associated with the termination of certain unprofitable racing contracts, increased communications and $0.4 million of restructuring costs in the Netherlands. Cost of sales of $7.0 million for the year ended December 31, 2005 were $4.6 million higher than in 2004 due to an increase in sales revenues.

Selling, general and administrative expenses of $15.5 million for the year ended December 31, 2005 were $1.9 million or 14% higher than in the year ended December 31, 2004. This increase is primarily due to charges of $2.4 million relating to restructuring costs in Europe and the discontinuance of certain unprofitable racing contracts along with higher compensation, professional fees and marketing costs.

Depreciation and amortization expense, including amortization of service contract software, of $13.8 million for the year ended December 31, 2005 decreased $1.4 million or 9%, as compared to the year ended December 31, 2004, primarily due to fixed assets that are now fully depreciated.

Overview of Financial Position

Our consolidated balance sheet as of December 31, 2006, compared to our consolidated balance sheet as of December 31, 2005, was impacted by the following:

•       Goodwill increased significantly to $633.7 million as of December 31, 2006 from $339.2 million as of December 31, 2005 primarily as a result of the completion of our acquisitions of EssNet ($84 million), Global Draw ($157 million), Games Media ($20 million), and ILC ($10 million).

•       Long-term debt increased to $913.3 million as of December 31, 2006 from $574.7 million as of December 31, 2005. The increase is primarily the result of additional borrowings to fund the 2006 acquisitions.

Liquidity, Capital Resources and Working Capital

In December 2004, we entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of our debt, lower our average cost of borrowing, and reduce our exposure to rising interest rates. We sold $275 million of 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), sold $200 million of 6.25% senior subordinated notes due 2012 (the “2004 Notes”), and entered into a new senior secured credit facility (the “2004 Facility”) which consists of a $250 million revolving credit facility due December 2009 (the “Revolver”) and a $100 million term loan due December 2009 (the “Term Loan B”), (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the “2004 Securities”).

On March 31, 2006, we amended (the “March Amendment”) the credit agreement dated December 23, 2004 for the 2004 Facility (the “2004 Credit Agreement”) to provide for a new $100 million senior secured term loan (the “Term Loan C”), to increase the Revolver from $250 million to $300 million and to make certain other changes to the 2004 Credit Agreement (the 2004 Credit Agreement together with the March Amendment are collectively referred to as the “March 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan C were used to partially finance the acquisition of Global

Draw, a supplier of FOBTs and interactive betting systems, and certain related companies. We paid approximately $0.4 million to certain financial institutions for the March Amendment plus legal and other fees and costs.

On July 7, 2006, we amended (the “July Amendment”) the March 2006 Amended and Restated Credit Agreement to provide for a new $150 million senior secured term loan (the “Term Loan D”) and to make certain other changes to the March 2006 Amended and Restated Credit Agreement (the March 2006 Amended and Restated Credit Agreement and the July Amendment are collectively referred to as the “July 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan D were used to repay, in full, the remaining $98.5 million of existing Term Loan B and to pay down approximately $51 million of borrowings under our Revolver. We paid approximately $0.3 million to certain financial institutions for the July Amendment plus legal and other fees and costs.

During January 2007, we amended (the “January Amendment”) the July 2006 Amended and Restated Credit Agreement to provide for a new $200 million senior secured term loan (the “Term Loan E”) and to make certain other changes to the July 2006 Amended and Restated Credit Agreement (the July 2006 Amended and Restated Credit Agreement and the January Amendment are collectively referred to as the “January 2007 Amended and Restated Credit Agreement”). The proceeds from the Term Loan E were used to pay down approximately $188 million of borrowings under our Revolver. We paid approximately $0.6 million to certain financial institutions for the January Amendment plus legal and other fees and costs. The January 2007 Amended and Restated Credit Agreement will terminate on December 23, 2009.

Under our January 2007 Amended and Restated Credit Agreement, the interest rate with respect to the borrowings under our Revolver will vary, depending upon our consolidated leverage ratio, from 125 basis points to 225 basis points above LIBOR for Eurocurrency loans and from 25 basis points to 125 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. The interest rate with respect to Term Loan C, Term Loan D and Term Loan E will vary, depending upon our consolidated leverage ratio, from 75 basis points to 175 basis points above LIBOR for Eurocurrency loans and from zero basis points to 75 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans.

Our January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock of our first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst our Company and our 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

In addition, the January 2007 Amended and Restated Credit Agreement is subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; and (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80 million per annum.

The January 2007 Amended and Restated Credit Agreement contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the January 2007 Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•       A maximum Consolidated Leverage Ratio as follows:

3.75 through December 31, 2006

4.30 from January 1, 2007 through March 31, 2007

4.25 from April 1, 2007 through September 30, 2007

4.00 from October 1, 2007 through September 30, 2008

3.85 from October 1, 2008 through September 30, 2009

3.75 from October 1, 2009 until December 23, 2009

Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles (“GAAP”) as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A maximum Consolidated Senior Debt Ratio as follows:

2.50 through December 31, 2006

2.60 from January 1, 2007 to March 31, 2007

2.50 from April 1, 2007 through December 23, 2009

Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, the amount of our 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A minimum Consolidated Interest Coverage Ratio of 3.50 through December 23, 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for our four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain other non-cash expenses and acquisition-related costs, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for our Company and our subsidiaries in accordance with GAAP.

On December 31, 2006, we had approximately $54.6 million available for additional borrowing or letter of credit issuance under our Revolver. There were $191 million of borrowings and $54.4 million in outstanding letters of credit under our Revolver as of December 31, 2006. Effective with the January 2007

Amended and Restated Agreement, we had approximately $245.6 million available for additional borrowing or letter of credit issuance under our Revolver. Our ability to borrow under the January 2007 Amended and Restated Credit Agreement will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

We were in compliance with its covenants as of December 31, 2006 and for all of the quarters included in the fiscal year 2006.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due by Period
Contractual Obligations:	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Long-term debt, 6 ¼% notes	$200,000	—	—	—	200,000
Long-term debt, 0.75% notes (1)	275,000	—	—	—	275,000
Long-term debt, Term Loan C	99,250	1,000	98,250	—	—
Long-term debt, Term Loan D	149,250	1,500	147,750	—	—
Long-term debt, revolving credit facility	191,000	—	191,000	—	—
Other long-term debt	1,901	648	723	27	503
Interest expense (2)	200,742	44,646	87,581	29,186	39,329
Purchase obligation (3)	55,000	55,000	—	—	—
Operating leases	90,314	17,114	29,450	16,429	27,321
Other long-term liabilities (4)	10,680	8,066	2,230	80	304
Total contractual cash obligations	$1,273,137	127,974	556,984	45,722	542,457

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

(2)          Based on rates in effect at December 31, 2006.

(3)          We have a purchase order outstanding as of December 31, 2006 for approximately 9,000 fixed odds betting terminals with a total cost of approximately $55.0 million. As of December 31, 2006, 10%, or approximately $5.5 million has been paid as cash deposits on the purchase order.

(4)          Because of the uncertainty as to the timing of such payments, we have excluded all but $5.2 million of cash payments related to our contractual obligations for our pension plans and deferred compensation plans of approximately $23.0 million at December 31, 2006.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. In the next year, we expect to replace approximately 6,000 and 9,000 existing pari-mutuel and fixed odds betting terminals, respectively, for a total cost of approximately $60 million. As of December 31, 2006, we have paid cash deposits of approximately $5.5 million related to the 9,000 fixed odds betting terminals. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

At December 31, 2006, our available cash, short-term investments and borrowing capacity totaled $82.4 million compared to $258.6 million at December 31, 2005. Effective with the January 2007 Amendment, we had approximately $214.6 million available for additional borrowings or letter of credit issuance under our Revolver. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase/decrease in our available cash from the December 31, 2005 level principally reflects the net cash provided by operating activities for the year ended December 31, 2006 of $128.5 million plus long-term borrowings of $441.3 million, offset by wagering and other capital expenditures and other investing activities totaling $203.6 million, acquisition related payments of $296.9 million and $105.7 million of payments on long-term debt. The $128.5 million of net cash provided by operating activities is derived from $177.9 million of net cash provided by operations offset by $49.4 million used in changes in working capital. The working capital changes occurred principally from increases in accounts receivable, inventories, other current assets and decreases in accounts payable, offset by increases in accrued liabilities. Capital expenditures of $16.0 million in the year ended December 31, 2006 are less than expenditures totaling $32.4 million in the corresponding period in 2005. Wagering system expenditures, including software expenditures, totaled $142.2 million in the year ended December 31, 2006, compared to $127.8 million in 2005. This increase is primarily due to the new lottery contracts in Shanghai, Mexico, Maryland and Oklahoma, coupled with gaming terminals related to Global Draw. Cash flow from financing activities principally reflects the repayments of borrowings under the 2004 Facility.

At December 31, 2005, our available cash, short-term investments and borrowing capacity totaled $258.6 million compared to $318.6 million at December 31, 2004. Our available cash, short-term investments and borrowing capacities fluctuate principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, repayment of our outstanding debt and changes in our working capital position. For the year ended December 31, 2005, net cash provided by operating activities of $200.9 million exceeded cash used in investing activities of $174.5 million, excluding funds used for acquisitions and debt financing fees. The $200.9 million of net cash provided by operating activities is derived from net cash provided by operations of $188.6 million coupled with $12.3 million provided by changes in working capital. The working capital changes occurred principally from decreases in short-term investments, along with increases in accounts payable, offset by increases in accounts receivable, inventories, other current assets and decreases in accrued liabilities. Capital expenditures of $32.4 million in 2005 increased $5.1 million from the prior year primarily due to the build out of the Alpharetta, Georgia facility and the purchase of a short-run printing press. Wagering systems expenditures of $127.8 million in 2005, increased $60.6 million from the prior year primarily due to new online lottery contracts in Puerto Rico, Spain, Mexico, Oklahoma and Colorado. Cash flow from financing activities principally reflects the repayments of borrowings under the 2004 Facility.

We believe that our cash flow from operations, available cash and available borrowing capacity under the 2004 Facility, as amended, will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by us on January 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS 157 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan became effective December 31, 2006, and we adopted the recognition requirements as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of an employer’s fiscal year-end statement of financial position is not applicable to the Company.

In September 2006, the SEC staff added Section N to Staff Accounting Bulletin (“SAB”) Topic 1 through the issuance of Financial Statements—Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on our consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial position and results of operations.

Related Party Transactions

SFAS No. 57, Related Party Disclosures, (“SFAS 57”) requires us to identify and describe material transactions involving related persons or entities and to disclose information necessary to understand the effects of such transactions on our consolidated financial statements. We are not a party to material transactions involving related persons or entities.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. (See Item 1A—Risk Factors for a more complete description of these risks and uncertainties.)  The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes from any single event would materially affect our financial position.

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

For fiscal 2006, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2007, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2006, approximately 52% of our debt was in fixed rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital”.)

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2006
(Dollars in thousands)

	Twelve Months Ended December 31
	2007	2008	2009	2010	2011	Thereafter	Total	FMV
Debt at fixed interest rates	$648	449	274	13	14	475,503	476,901	511,644
Weighted-average interest rates	5.4%	5.5%	5.0%	6.2%	6.2%	3.1%	3.1%
Debt at variable interest rates	$2,500	2,500	434,500	—	—	—	439,500	438,545
Weighted-average interest rates	6.6%	6.6%	6.8%	—%	—%	—%	6.8%

We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Spain, Sweden, Mexico, Austria, Chile and Ireland. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. During 2006, we made a material acquisition in the United Kingdom. This acquisition has increased our market risk associated with foreign currency movements. Our most significant transactional foreign currency exposures are the Euro and the Sterling in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) entering into foreign currency exchange contracts and (iii) netting asset and liability exposures denominated in similar foreign currencies, to the extent possible. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. We believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of institutions with high credit ratings. The investment policy limits our exposure to concentration of credit risks. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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
New York, New York

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Scientific Games Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Global Draw, which was acquired on April 20, 2006, EssNet, which was acquired on March 22, 2006, Games Media, which was acquired on December 22, 2006, and ILC, which was acquired on December 28, 2006 and whose financial statements collectively constitute 7 percent and 3 percent of net and total assets, respectively, 10 percent of revenues, and 35 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at The Global Draw, EssNet, Games Media, and ILC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, based on the modified prospective application transition method.

As described in Note 1 to the consolidated financial statements, the Company adopted the recognition requirements of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2007

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2006
(in thousands, except per share amounts)

	As of December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$38,942	27,791
Accounts receivable, net of allowance for doubtful accounts of $6,149 and $5,703 in 2005 and 2006, respectively	129,250	178,445
Inventories	40,148	59,464
Deferred income taxes, current portion	14,242	8,960
Prepaid expenses, deposits and other current assets	31,971	70,042
Total current assets	254,553	344,702
Property and equipment, at cost	666,469	803,089
Less accumulated depreciation	(300,250)	(352,429)
Net property and equipment	366,219	450,660
Goodwill, net	339,169	633,730
Intangible assets, net	87,289	157,251
Other assets and investments	125,283	173,267
Total assets	$1,172,513	1,759,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,055	3,148
Accounts payable	54,223	60,566
Accrued liabilities	81,084	130,309
Total current liabilities	141,362	194,023
Deferred income taxes	9,759	43,143
Other long-term liabilities	59,879	81,113
Long-term debt, excluding current installments	574,680	913,253
Total liabilities	785,680	1,231,532
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 89,869 and 91,628 shares issued and outstanding as of December 31, 2005 and 2006, respectively	899	916
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	425,750	477,261
Accumulated earnings (losses)	(33,309)	33,452
Treasury stock, at cost, 816 and 1,140 shares held as of December 31, 2005 and 2006, respectively	(9,556)	(19,442)
Accumulated other comprehensive income	3,049	35,891
Total stockholders’ equity	386,833	528,078
Total liabilities and stockholders’ equity	$1,172,513	1,759,610

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2005 and 2006
(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2005	2006
Operating revenues:
Services	$590,984	639,327	799,227
Sales	134,511	142,356	98,003
	725,495	781,683	897,230
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	318,989	351,430	437,147
Cost of sales (exclusive of depreciation and amortization)	92,231	100,621	72,800
Selling, general and administrative expenses	105,274	131,844	155,727
Depreciation and amortization	61,277	66,794	106,006
Operating income	147,724	130,994	125,550
Other (income) expense:
Interest expense	30,952	26,548	43,393
Equity in net (income) loss in joint ventures	6,060	2,064	(7,900)
Early extinguishment of debt	16,868	478	—
Other income, net	(748)	(1,700)	(767)
	53,132	27,390	34,726
Income before income tax expense	94,592	103,604	90,824
Income tax expense	28,850	28,285	24,063
Net income	65,742	75,319	66,761
Convertible preferred stock dividend	4,721	—	—
Net income available to common stockholders	$61,021	75,319	66,761
Basic and diluted net income per share:
Basic net income available to common stockholders	$0.84	0.84	0.73
Diluted net income available to common stockholders	$0.72	0.81	0.70
Weighted average number of shares used in per share calculations:
Basic shares	73,014	89,327	91,066
Diluted shares	90,710	92,484	94,979

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	Years Ended December 31,
	2004	2005	2006
Common stock:
Beginning balance	$615	884	899
Issuance of Class A common stock, in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in stock option and warrant exercises	29	14	19
Purchases of Class A common stock	—	—	(3)
Issuance of Class A common stock on conversion of Series A and B preferred stock	239	—	—
Ending balance	884	899	916
Series A preferred and Series B preferred stock:
Beginning balance	1,326	—	—
Conversion of Series A and B preferred stock	(1,326)	—	—
Ending balance	—	—	—
Additional paid-in capital:
Beginning balance	405,957	405,755	425,750
Issuance of Class A common stock, in connection with employee stock purchase plan	1,159	1,189	1,062
Issuance of Class A common stock on conversion of Series A and B preferred stock, net	1,087	—	—
Issuance and exercise of stock options, restricted stock units and warrants	12,035	7,234	15,244
Purchase of bond hedge	(67,198)	—	—
Issuance of warrants	37,930	—	—
Share-based compensation	—	—	21,700
Tax benefit from employee stock options	14,606	11,394	13,505
Deferred compensation	179	178	—
Ending balance	405,755	425,750	477,261
Accumulated (losses) earnings:
Beginning balance	(169,649)	(108,628)	(33,309)
Net income	65,742	75,319	66,761
Convertible preferred stock dividend	(4,721)	—	—
Ending balance	(108,628)	(33,309)	33,452
Treasury stock:
Beginning balance	(6,743)	(9,403)	(9,556)
Purchase of Class A common stock	(2,660)	(153)	(9,886)
Ending balance	(9,403)	(9,556)	(19,442)
Accumulated other comprehensive income (loss):
Beginning balance	5,646	11,956	3,049
Other comprehensive income (loss)	6,310	(8,907)	35,273
Adoption of SFAS 158, net of tax	—	—	(2,431)
Ending balance	11,956	3,049	35,891
Total stockholders’ equity	$300,564	386,833	528,078
Comprehensive income (loss):
Net income	$65,742	75,319	66,761
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax	(1,531)	1,011	(2,478)
Foreign currency translation adjustment	6,708	(9,959)	38,235
Reclassification adjustments for losses reclassified into operations	1,107	—	—
Unrealized gain (loss) on investments, net of tax	26	41	(484)
Other comprehensive income (loss)	6,310	(8,907)	35,273
Comprehensive income	$72,052	66,412	102,034

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$65,742	75,319	66,761
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,277	66,794	106,006
Change in deferred income taxes	(6,947)	16,448	(8,966)
Share-based compensation	—	—	21,700
Tax benefit from exercise of employee stock options	14,606	11,394	—
Non-cash interest expense	2,107	3,733	3,922
Equity in (income) loss of joint ventures	6,060	2,064	(7,900)
Supplemental executive retirement plan curtailment	—	12,363	—
Deferred finance fees-early extinguishment of debt	16,868	478	—
Changes in operating assets and liabilities, net of effects of acquisitions
Short-term investments	(10,350)	52,525	—
Accounts receivable	(2,257)	(25,011)	(22,415)
Inventories	465	(11,845)	(15,894)
Accounts payable	5,166	14,597	(10,502)
Accrued liabilities	(21,020)	(17,694)	28,087
Other current assets	(5,175)	(10,275)	(31,104)
Other	(3,419)	9,965	(1,169)
Net cash provided by operating activities	123,123	200,855	128,526
Cash flows from investing activities:
Capital expenditures	(27,279)	(32,357)	(15,988)
Wagering systems expenditures	(53,154)	(110,817)	(123,185)
Other intangible assets and software expenditures	(22,028)	(22,312)	(49,946)
Change in other assets and liabilities, net	(15,674)	(9,023)	(14,458)
Investment in joint venture	(2,981)	—	—
Business acquisitions, net of cash acquired	(23,370)	(24,815)	(296,928)
Net cash used in investing activities	(144,486)	(199,324)	(500,505)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	22,000	(22,000)	191,000
Proceeds from issuance of long-term debt	580,418	4,378	250,270
Payment on long-term debt	(525,414)	(12,786)	(105,715)
Payment of financing fees	(7,376)	(478)	(1,119)
Dividends paid	(4,721)	—	—
Payment for purchase of bond hedge	(67,198)	—	—
Proceeds from issuance of warrants	37,930	—	—
Purchases of treasury stock	—	—	(9,822)
Excess tax benefit from equity-based compensation plan	—	—	13,505
Net proceeds from issuance of common stock	10,565	8,348	17,063
Net cash provided by (used in) financing activities	46,204	(22,538)	355,182
Effect of exchange rate changes on cash and cash equivalents	4,081	(6,171)	5,646
Increase (decrease) in cash and cash equivalents	28,922	(27,178)	(11,151)
Cash and cash equivalents, beginning of period	37,198	66,120	38,942
Cash and cash equivalents, end of period	$66,120	38,942	27,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2005 and 2006
(in thousands) (Continued)

Non-cash investing and financing activities

For the years ended December 31, 2004, 2005 and 2006

See Notes 7 and 10 for a description of deferred financing fee write-offs and capital lease transactions.

Supplemental cash flow information

Cash paid during the period for:

	Years Ended December 31,
	2004	2005	2006
Interest	$31,971	22,823	37,350
Income taxes, net of refunds	$18,079	7,075	35,671

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies

(a) Description of the Business

Scientific Games Corporation (the “Company”) is a supplier of technology-based products, systems and services to gaming markets worldwide. The Company reports its operations in three business segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group.

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS No. 131 further requires that segment information be presented consistently with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

In late 2005, the Company determined that its previously reported segments consisting of Lottery Group, Pari-mutuel Group, Venue Management Group and Telecommunications Products Group, no longer reflected the way the Company manages the business. Beginning in the first quarter of 2006, the Company began reporting its operations primarily in three business segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes the Company’s online lottery business. The Diversified Gaming segment includes the Company’s pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the Company’s off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.

Printed Products Group

The Printed Products Group (“Printed Products”) provides instant tickets and related services. Instant tickets and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, Printed Products provides lotteries with over 80 licensed brand products, including Major League Baseball™, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette®, World Poker Tour® and The World Series of Poker®. The division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

Printed Products is a worldwide manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts. Prepaid phone cards utilize the secure process that the Company employs in the production of instant lottery tickets. This helps to ensure integrity and reliability of the product, thus providing consumers in more than 50 countries with access to prepaid cellular phone service.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

Lottery Systems Group

The Lottery Systems Group (“Lottery Systems”) is a provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. The business includes the supply of transaction processing software for the accounting and validation of instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. Lottery Systems also includes software and hardware and support services for sports betting and operation of credit card processing systems.

Diversified Gaming Group

The Diversified Gaming Group (“Diversified Gaming”) provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and, Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include The Global Draw Limited (“Global Draw”), a leading supplier of FOBTs and monitor games to licensed bookmakers, primarily in the United Kingdom (“U.K.”) and Austria; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited (“Games Media”), the Company’s AWP and SWP terminal supplier in the U.K. pub market, and the Company’s pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and subsidiaries in which the Company’s ownership is greater than 50%. Investments in other entities in which the Company’s ownership is between 20% and 50% are accounted for in the consolidated financial statements using the equity method of accounting. All inter-company balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

(d) Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

ability to pay outstanding balances. The Company continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Accounts receivable, net consists of the following:

	As of December 31,
	2005	2006
Accounts receivable	$107,602	151,845
Unbilled accounts receivable	27,797	32,303
Allowance for doubtful accounts	(6,149)	(5,703)
	$129,250	178,445

In certain of the Company’s contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and, generally, become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

(e) Inventories

Inventories are stated at the lower of cost or market, including provisions for obsolescence commensurate with known or estimated exposures. Cost is determined as follows:

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

(g) Deferred Installation Costs

Certain lottery, wide area gaming and pari-mutuel systems contracts require the Company to perform installation activities. Direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

customer to enable the Company to perform under the terms of the contract. These activities begin after a contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and are deferred and amortized over the expected life of the contract. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $44,700 and $60,800 at December 31, 2005 and 2006, respectively.

(h) Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. The Company follows the provisions of SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) to account for goodwill and acquired intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives not be amortized, but instead, be evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired.

(i) Other Assets and Investments

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes costs associated with internally developed and/or purchased software systems for use in its lottery and wagering service contracts. Capitalized costs are amortized on a straight-line basis over the expected useful lives. The Company also capitalizes costs associated with the procurement of long-term financing, and costs attributable to transponder leases, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.

(j) Derivative Financial Instruments

SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138,  Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 138”) and SFAS No. 149,  Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), require that all derivative instruments not qualifying as hedging instruments be recorded on the balance sheet at their respective fair values.

From time to time, the Company utilizes derivative financial instruments which allow the Company to mitigate any gains or losses associated with the change in fair value of assets and/or liabilities held by the Company in non-functional currencies. These derivatives are recognized on the balance sheet at their fair value and any periodic changes to this fair value are recognized in the statement of operations.

(k) Impairment of Long-Lived Assets and Acquired Intangible Assets

In accordance with SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of other long-lived assets (excluding goodwill) is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(l) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is unlikely. The Company has also established a valuation allowance for foreign loss carryforwards, as it believes that it is more likely than not that the tax benefits of these items will not be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its income tax expense increases or decreases, respectively, in the period such determination is made.

The Company accounts for income tax contingencies in accordance with the SFAS No. 5, Accounting for Contingencies (“SFAS 5”).

The Company is subject to periodic audits of its income tax returns by federal, state and local agencies. In evaluating the exposures associated with our various tax filing positions, including state and local taxes, the Company records reserves for what is identified as probable exposures. A number of years may elapse before a particular matter for which a reserve has been established is audited and fully resolved. The estimate of the Company’s tax contingencies reserve contains uncertainty because management must use judgment to estimate the exposures associated with various tax filing positions. To make these judgments, management makes determinations about the likelihood that the specific taxing authority may challenge the tax deductions that have been taken on the Company’s tax return. Based on information about other tax settlements, the Company estimates amounts that may be settled with taxing authorities in order to conclude audits. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, its effective tax rate in a given financial statement period could be materially affected.

An unfavorable tax settlement would require use of the Company’s cash and result in an increase in the effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution.

(m) Foreign Currency Translation

The U.S. dollar is the functional currency for most of our businesses. Significant operations with local currency as functional currency include operations in the U.K. and the European Union. Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and have not been material to the financials statements.

(n) Revenue Recognition

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

Printed Products Group

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

Revenue from licensing of branded property with no service component is recognized when the licensed property branded game is shipped to the lottery.

Revenue from the sale of prepaid phone cards is recognized when the customer accepts the product pursuant to the terms of the contract.

Lottery Systems Group

Revenue from online lottery services is recognized as a percentage of the amount of retail sales of lottery tickets pursuant to the terms of the contract.

Revenue from the sale of a lottery system, which includes the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue from the perpetual licensing of customized lottery software is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue derived from software maintenance on lottery software is recognized ratably over the maintenance period.

Revenue derived from enhancements to lottery software is recognized at the time the Company provides such enhancements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

Revenue from the sale of lottery terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Diversified Gaming Group

Revenue from the provision of fixed odds betting terminals and interactive sports betting terminals is generally recognized as a percentage of revenue generated by the terminals.

Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by the customers’ patrons at the time of the wager pursuant to the terms of the contract.

Revenue from the provision of simulcasting and telecommunications services is recognized as the services are performed pursuant to the terms of the contract.

Revenue from the sale of a pari-mutuel wagering system, which includes the customization of software, is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue from the sale of pari-mutuel wagering terminals is recognized when the customer accepts the product pursuant to the terms of the contract.

Revenue from the perpetual licensing of customized pari-mutuel software is recognized on the percentage of completion method of accounting, based on the ratio of costs incurred to estimated costs to complete.

Revenue from wagering at Company owned or operated sites is recognized as a percentage of the amount wagered by our customers at the time of the wager.

Revenue from the provision of facilities management services to non-Company owned wagering sites is recognized as a percentage of the amount wagered by our customers’ patrons at the time of the wager pursuant to the terms of the contract.

(o) Service Contract Arrangements

Service contracts for North American pari-mutuel wagering systems, lottery and FOBT systems generally provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. The service contracts generally cover five to seven year periods and frequently include renewal options that have generally been exercised by the customers. Under such contracts, the Company retains ownership of all equipment. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in significant liquidated damages. The service contracts provide for revenue based on a percentage of total amounts wagered. Certain pari-mutuel wagering systems contracts provide for specified minimum levels of revenue. The Company has historically exceeded such minimums.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

(p) Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

(q) Share-Based Compensation

During the years ended December 31, 2004 and 2005, the Company followed the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 (“SFAS 148”) that allowed an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), provided it disclosed the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. Accordingly, no stock option related compensation expense was recognized for a substantial majority of its stock-based compensation plans during the years ended December 31, 2004 and 2005.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), superseding APB 25 and SFAS 148 and requiring all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) on January 1, 2006, as required, using the modified prospective method. Under the modified prospective method, the Company’s prior interim periods and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

Upon its adoption of SFAS 123(R), the Company began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all stock options granted, modified or cancelled after the Company’s adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

(r) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 requires that unrealized gains and losses from the Company’s foreign currency translation adjustments, interest rate derivatives designated as cash flow hedges, unrecognized minimum pension liability and unrealized gains and losses on investments be included in other comprehensive income.

(s) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects and pari-mutuel systems software development projects, equity-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets and assessment of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations, and income and other taxes. Actual results could differ from estimates.

(t) New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This standard is required to be adopted by the Company on January 1, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan became effective December 31, 2006, and the Company adopted the recognition requirements as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of an employer’s fiscal year-end statement of financial position is not applicable to the Company.

In September 2006, the SEC staff added Section N to Staff Accounting Bulletin (SAB) Topic 1 through the issuance of Financial Statements—Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(1)   Description of the Business and Summary of Significant Accounting Policies (Continued)

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

(2)   Basic Income Per Common Share and Diluted Income Per Common Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. At December 31, 2006, the Company had outstanding stock options, restricted stock units and convertible debentures which could potentially dilute basic earnings per share in the future.

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2004, 2005 and 2006:

	Years Ended
	December 31,
	2004	2005	2006
Income (numerator)
Net income available to common stockholders	$61,021	75,319	66,761
Add back preferred stock dividend	4,721	—	—
Income before preferred stock dividend available to common stockholders (diluted)	$65,742	75,319	66,761
Shares (denominator)
Basic weighted-average common shares outstanding	73,014	89,327	91,066
Effect of dilutive securities-stock options and preferred shares	17,696	3,157	3,913
Effect of dilutive shares related to convertible debentures
Diluted weighted-average common shares outstanding	90,710	92,484	94,979
Basic and diluted per share amounts
Basic net income per share available to common stockholders	$0.84	0.84	0.73
Diluted net income per share available to common stockholders	$0.72	0.81	0.70

The aggregate number of shares that the Company could be obligated to issue upon conversion of its $275,000, 0.75% convertible Senior subordinated notes due 2024 (the “Convertible Debentures”), which the Company sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and the Company has purchased a bond hedge to mitigate the potential economic dilution from conversion.

During 2006, the average price of the Company’s common stock exceeded the specified conversion price. For the year ended December 31, 2006, the Company has included 939 shares related to its

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(2)   Basic Income Per Common Share and Diluted Income Per Common Share (Continued)

Convertible Debentures in its diluted weighted-average common shares outstanding. The Company excluded shares that could be issued upon conversion from the calculation for the years ended December 31, 2004 and 2005 because such shares were anti-dilutive. The Company has not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debenture matures, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

The weighted-average diluted common shares outstanding for the years ended December 31, 2004, 2005 and 2006 also excludes the effect of approximately 1,253, 2,472 and 173, respectively, of out-of-the-money options, as their effect would be anti-dilutive.

(3)   Acquisitions

On December 28, 2006, the Company acquired 80% of the common stock of International Lotto Corp., SRL (“ILC”). ILC is a member of a consortium agreement with certain charities in Peru which gives them the right to participate in the operation of a lottery in Peru. The Company expects that its acquisition of ILC will enable it to further expand into the Latin American market. As consideration for the acquisition, the Company exchanged its $16,111 million receivable due from ILC and contributed $3,932 million in assets. The carrying value of the Company’s receivable from ILC and assets, totaling $20,043 at December 31, 2006, was treated as the purchase price for accounting purposes. The operating results of ILC have been included in the Printed Products segment and in the Company’s statement of operations since the date of the acquisition. The acquisition of ILC was not material to the Company’s operations.

On December 22, 2006, the Company acquired Games Media located in the U.K. The Company expects the acquisition of Games Media to allow it to strengthen its role in the U.K. video lottery business. The purchase price was approximately $25,000 (subject to adjustment), plus an earn-out based on the future performance of the business. The aggregate amount of such payments would total one-third of an amount equal to Games Media’s EBITDA (EBITDA, for such purposes, is defined as the consolidated earnings before interest, tax, depreciation and amortization) for the year ended December 31, 2009 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, any such payments made to the selling shareholders will be capitalized as additional purchase price. The Company paid cash for the acquisition. None of the preliminary goodwill of approximately $20,000 resulting from the acquisition of Games Media is deductible for tax purposes. The operating results of Games Media are included in the Diversified Gaming segment and have been combined in the Company’s statements of operations since the date of the acquisition. The acquisition of Games Media was not material to the Company’s operations.

On April 20, 2006, the Company acquired 100% of the shares of Global Draw and certain related companies (collectively, “Global Draw”). Global Draw is a leading U.K. supplier of FOBTs and systems and interactive sports betting systems and also operates terminals and betting systems in Austria and the U.K.. The Company expects that the acquisition of Global Draw will strengthen its role in the worldwide sports betting and video lottery business. The purchase price was approximately $183,000 (subject to adjustment), plus an earn-out to the selling shareholders, as well as contingent bonuses to certain members of the management team, based on the future financial performance of the business. The aggregate

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3)   Acquisitions (Continued)

amount of such payments would total one-third of an amount equal to Global Draw’s EBITDA for the year ended December 31, 2008 multiplied by a specific price multiple depending on the level of EBITDA earned. In accordance with current accounting standards, any such payments made to selling shareholders will be capitalized as additional purchase price and any such payments made to management will be expensed. None of the preliminary goodwill of approximately $161,410 resulting from the acquisition of Global Draw is deductible for tax purposes. All other assets and liabilities acquired in the transaction were included in the purchase price allocation. The Company financed the acquisition through a combination of borrowings under its existing revolving credit facility and a new $100,000 term loan. The operating results of Global Draw have been included in the Company’s Diversified Gaming segment since the beginning of the second quarter of 2006.

The following represents the preliminary amount assigned to each major asset and liability of Global Draw on the date of acquisition:

April 20,
2006
Accounts receivable	$5,289
Inventories	860
Prepaid expenses	4,577
Property and equipment	7,166
Goodwill	161,410
Other intangible assets	31,882
Total assets	$211,184
Accounts payable	2,491
Accrued liabilities	27,747
Total liabilities	$30,238

The following table represents the unaudited pro forma results of operations for the years ended December 31, 2005 and 2006 as if the Global Draw transaction had occurred at the beginning of the periods presented.

	Years Ended December 31,
	2005	2006
Operating revenues	$865,497	917,975
Operating income	$156,375	125,085
Net income	$86,737	64,853
Basic net income per share	$0.97	0.71
Diluted net income per share	$0.94	0.68

These pro forma results have been prepared for comparative purpose and do not purport to be indicative of what would have occurred had the Global Draw acquisition been consummated on January 1, 2005, or the results that may occur in the future.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3)   Acquisitions (Continued)

On April 5, 2006, the Company acquired certain assets of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) located in Bridgeport, Connecticut. The Company expects that the acquisition of Shoreline will allow it to maximize the potential of its Connecticut operations. Additionally, the acquisition of Shoreline eliminated existing restrictions on the Company’s ability to simulcast live racing in certain portions of Connecticut. The purchase price was approximately $12,000 (subject to adjustment), plus an earn-out, based on the future financial performance of the business. The Company paid cash for the acquisition. The operating results of Shoreline are included in the Diversified Gaming segment and have been included in the Company’s Statement of Operations since the date of acquisition. The acquisition of Shoreline was not material to the Company’s operations.

On March 22, 2006, the Company acquired substantially all of the online lottery assets of Swedish firm EssNet AB (“EssNet”) which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lottery of Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries. The Company expects that its acquisition of EssNet will enable it to further expand into the European lottery market. The purchase price was approximately $60,000 in cash (subject to adjustment). The operating results of EssNet are included in the Lottery Systems segment and have been included in the Company’s Statements of Operations since the date of acquisition. Approximately $55,000 of the preliminary goodwill of approximately $84,000 from the acquisition of EssNet is deductible for tax purposes. Additionally, other assets and liabilities acquired in the transaction, such as certain intangible assets, property and equipment, current assets and liabilities were included in the purchase price allocation. The acquisition of EssNet was not material to the Company’s operations.

In conjunction with the purchase of EssNet, the Company has a plan to integrate certain operating locations as part of the integration of EssNet. The Company has recorded approximately $27,000 in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration.

The table below summarizes the payments made to date, adjustments and the balance of the accrued integration costs in connection with the EssNet acquisition as of and for the period ended December 31, 2006:

				Accrued
	Accrued		Adjustments	Balance
	Costs at		to	December 31,
	Closing	Payments	Goodwill	2006
Severance pay and benefits	$17,644	(6,576)	(7,818)	3,250
Lease termination	1,475	(570)	11	916
Contractual obligations	7,598	(4,536)	2,320	5,382
	$26,717	(11,682)	(5,487)	9,548

In April 2005, the Company acquired the remaining 35% minority interest in Scientific Games Latin America S.A. (“SGLA”), a supplier of lottery tickets, pre-paid phone cards and promotional games in Latin America. The Company originally acquired a 65% interest in SGLA in June 2002. Pursuant to the April 2005 transactions, the Company paid approximately $19,600 for the purchase price of the minority

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(3)   Acquisitions (Continued)

interest and additional amounts of approximately $4,300 for the balance of the purchase price for the 2002 acquisition, repayment of a prior loan to the minority shareholders, and the minority shareholders’ pro-rata share of dividends. The excess of the additional purchase price over the fair value of the net assets acquired of approximately $20,700 was recorded as goodwill. The operating results of SGLA were included in the Company’s operating income since the initial acquisition of the 65% interest in 2002, with the minority portion of such earnings included as a deduction in “Other expense”. In the second quarter of 2005, this deduction ceased. The goodwill of approximately $20,700 from the acquisition of SGLA was not deductible for tax purposes.

(4)   Inventories

Inventories consist of the following:

	December 31,
	2005	2006
Parts and work-in-process	$20,694	23,517
Finished goods	19,454	35,947
	$40,148	59,464

Point-of-sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed into service are classified as construction in progress in property and equipment and are not depreciated.

(5)   Property and Equipment

Property and equipment, including assets under capital leases, consist of the following:

	December 31,
	2005	2006
Machinery, equipment and deferred installation costs	$501,700	635,075
Land and buildings	65,195	67,844
Transportation equipment	6,795	9,087
Furniture and fixtures	16,107	15,504
Leasehold improvements	19,992	22,604
Construction in progress	56,680	52,975
Property and equipment, at cost	666,469	803,089
Less: accumulated depreciation	(300,250)	(352,429)
Net property and equipment	$366,219	450,660

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 amounted to approximately $41,500, $43,300 and $71,500 respectively.

Cost for equipment associated with specific wagering systems contracts not yet placed into service are recorded as construction in progress and not depreciated. When the equipment is placed into service at

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(5)   Property and Equipment (Continued)

wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and the Company commences depreciation.

Depreciation expense is excluded from cost of sales and other operating expenses and is separately stated with amortization expense on the statement of operations.

During the year ended December 31, 2006, the Company recorded a $9,700 charge to depreciation and amortization expense in its Diversified Gaming segment related to the write-off of certain hardware and software assets used in the pari-mutuel business. The write-off was primarily the result of the roll-out of the Company’s new terminal and two Quantum Data Centers.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(6)   Goodwill and Intangible Assets and Impairment of Long-Lived Assets

Intangible Assets

The following disclosure presents certain information on the Company’s acquired intangible assets as of December 31, 2005 and 2006. Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance at December 31, 2005
Amortizable intangible assets:
Patents	15	$5,201	811	4,390
Customer lists	14	18,813	8,804	10,009
Customer service contracts	15	3,793	1,392	2,401
Licenses	4	14,458	6,906	7,552
Lottery contracts	5	31,902	13,441	18,461
	9	74,167	31,354	42,813
Non-amortizable intangible assets:
Tradename		32,574	2,118	30,456
Connecticut off-track betting system operating right		22,339	8,319	14,020
		54,913	10,437	44,476
Total intangible assets		$129,080	41,791	87,289
Balance at December 31, 2006
Amortizable intangible assets:
Patents	13	$8,839	1,207	7,632
Customer lists	11	28,705	12,179	16,526
Customer service contracts	15	3,691	1,889	1,802
Licenses	10	49,751	12,611	37,140
Intellectual property	4	21,622	4,115	17,507
Lottery contracts	5	34,747	19,889	14,858
	9	147,355	51,890	95,465
Non-amortizable intangible assets:
Tradename		38,115	2,118	35,997
Connecticut off-track betting system operating right		34,108	8,319	25,789
		72,223	10,437	61,786
Total intangible assets		$219,578	62,327	157,251

The aggregate intangible amortization expense for the years ended December 31, 2004, 2005 and 2006 was approximately $10,800, $10,700 and $20,100, respectively. The estimated intangible asset amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(6)   Goodwill and Intangible Assets and Impairment of Long-Lived Assets (Continued)

expenses for the year ending December 31, 2007 and for each of the subsequent four years ending December 31, 2011 are approximately $25,900, $24,400, $14,400, $10,300 and $2,900 respectively.

Goodwill

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2004 to December 31, 2006. In 2006, the Company recorded (a) a $489 increase in goodwill associated with the final purchase price valuation and allocation adjustments of Promo-Travel International, Inc., (b) a $618 decrease in goodwill associated with the acquisition of IGT OnLine Entertainment Systems, Inc., (c) a $314 decrease in goodwill associated with the acquisition of the remaining 35% minority interest in SGLA, (d) a $83,985 increase in goodwill in connection with the acquisition of the online assets of EssNet, (e) a $113 increase in goodwill for the acquisition of an off-track betting operation, (f) a $157,089 increase in goodwill for the acquisition of Global Draw (g) a $20,482 increase in goodwill for the acquisition of Games Media, (h) an increase in goodwill of $9,752 for the ILC acquisition, (i) an increase in goodwill of $2,799 for the acquisition of Honsel, (j) an increase in goodwill of $2,258 for the acquisition of Printer Associates, Inc. and (k) a $18,526 increase in goodwill as a result of foreign currency translation.

In 2005, the Company recorded (a) a $2,928 increase in goodwill in connection with the acquisition of certain assets and the assumption of certain liabilities from Promo-Travel International, Inc. in February 2005, (b) a $20,680 increase in goodwill related to the acquisition of the remaining 35% minority interest in SGLA in April 2005, (c) a $128 increase for the acquisition of off-track betting operations in June 2005 and November 2005 and (d) a $3,502 increase in goodwill associated with the final purchase price valuation and allocation adjustments of the Honsel acquisition.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2004	$216,329	95,115	487	311,931
Adjustments	27,110	—	128	27,238
Balance at December 31, 2005	243,439	95,115	615	339,169
Adjustments	16,271	89,394	188,896	294,561
Balance at December 31, 2006	$259,710	184,509	189,511	633,730

The Company performed an annual impairment test for fiscal 2005 and 2006 and in accordance with SFAS 142. No adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2005 or 2006.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(7)   Other Assets and Investments

Other assets and investments, (net) consist of the following:

	December 31,
	2005	2006
Software systems development costs	$46,536	52,631
Deferred financing costs	17,650	14,843
Deferred tax asset, long-term portion	5,341	53,078
SERP trust	15,355	15,463
Other assets	40,401	37,252
	$125,283	173,267

In the years ended December 31, 2005 and 2006, the Company capitalized $16,980 and $19,000, respectively, of software systems development costs related primarily to lottery, wide area gaming and pari-mutuel wagering systems. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. The total amount charged to amortization expense for amortization of capitalized systems development costs was $7,200, $9,800 and $14,400 for the years ended December 31, 2004, 2005 and 2006, respectively.

Deferred financing costs arise in connection with the procurement of long-term financing by the Company, and are amortized over the life of the financing agreements. In fiscal 2006, the Company entered into three new term loan facilities. The proceeds from those transactions were used to acquire certain businesses and repay outstanding borrowings under the 2004 Facility (see Note 9). The Company capitalized approximately $1,100 during 2006 in connection with these borrowings. In fiscal 2004, the Company entered into a series of transactions, including the issuance of the 2004 Notes, the Convertible Debentures and the 2004 Facility. The Company capitalized approximately $21,400 in connection with these transactions and wrote-off, as early extinguishment of debt, approximately $9,500 of previously deferred financing costs. Amortization of deferred financing costs amounted to approximately $2,100, $3,700 and $3,900 for the years ended December 31, 2004, 2005 and 2006, respectively.

(8)   Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2006
Compensation and benefits	$21,992	37,663
Customer advances	6,667	2,010
Deferred revenue	8,873	17,471
Taxes, other than income	4,489	7,216
Accrued licenses	5,396	3,939
Liabilites assumed in business combinations	—	10,817
Accrued contract costs	9,461	9,584
Other	24,206	41,609
	$81,084	130,309

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2006
Revolver, varying interest rate, due 2009	$—	191,000
Term Loan B, varying interest rate, due 2009	99,000	—
Term Loan C, varying interest rate, due 2009	—	99,250
Term Loan D, varying interest rate, due 2009	—	149,250
2004 Senior Subordinated Notes, 6.25% interest, due 2012	200,000	200,000
2004 Convertible Senior Subordinated Debentures, 0.75% interest, due 2024	275,000	275,000
Capital lease obligations, interest as of December 31, 2006 from 4.2% to 7.0%,		—
payable monthly through September 2009	1,853	1,339
Various loans and bank facilities, interest as of December 31, 2006 from 5.2% to 6.2%	4,882	562
Total long-term debt outstanding	580,735	916,401
Less current installments	(6,055)	(3,148)
Long-term debt, net of current installments	$574,680	913,253

	As of December 31, 2006
	Debt and Capital Lease Payments Due by Period
		Within	Within	Within	Within	Within	After
	Total	1 Year	2 Years	3 Years	4 Years	5 Years	5 Years
Revolver	$191,000	—	—	191,000	—	—	—
Term Loan C	99,250	1,000	1,000	97,250	—	—	—
Term Loan D	149,250	1,500	1,500	146,250	—	—	—
2004 Senior Subordinated Notes	200,000	—	—	—	—	—	200,000
2004 Convertible Senior Subordinated Debentures	275,000	—	—	—	—	—	275,000
Other	1,901	648	449	274	13	14	503
Total	$916,401	3,148	2,949	434,774	13	14	475,503

In December 2004, the Company entered into a series of financial transactions structured to create additional borrowing capacity, loosen certain financial covenants, extend the average maturity of the Company’s debt, lower the Company’s average cost of borrowing, and reduce the Company’s exposure to rising interest rates. The Company sold $275,000 of 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”), sold $200,000 of 6.25% senior subordinated notes due 2012 (the “2004 Notes”), and entered into a new senior secured credit facility (the “2004 Facility”) which consists of a $250,000 revolving credit facility due December 2009 (the “Revolver”) and a $100,000 term loan due December 2009 (the “Term Loan B”), (together, the Convertible Debentures, the 2004 Notes and the 2004 Facility, the “2004 Securities”).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

On March 31, 2006, the Company amended (the “March Amendment”) the credit agreement dated December 23, 2004 for the 2004 Facility (the “2004 Credit Agreement”) to provide for a new $100,000 senior secured term loan (the “Term Loan C”), to increase the Revolver from $250,000 to $300,000 and to make certain other changes to the 2004 Credit Agreement (the 2004 Credit Agreement together with the March Amendment are collectively referred to as the “March 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan C were used to partially finance the acquisition of Global Draw, a supplier of fixed odds betting terminals and systems and interactive betting systems, and certain related companies. The Company paid approximately $400 to certain financial institutions for the March Amendment plus legal and other fees and costs.

On July 7, 2006, the Company amended (the “July Amendment”) the March 2006 Amended and Restated Credit Agreement to provide for a new $150,000 senior secured term loan (the “Term Loan D”) and to make certain other changes to the March 2006 Amended and Restated Credit Agreement (the March 2006 Amended and Restated Credit Agreement and the July Amendment are collectively referred to as the “July 2006 Amended and Restated Credit Agreement”). The proceeds from the Term Loan D were used to repay, in full, the remaining $98,500 of existing Term Loan B and to pay down approximately $51,000 of borrowings under the Company’s Revolver. The Company paid approximately $311 to certain financial institutions for the July Amendment plus legal and other fees and costs.

During January 2007, the Company amended (the “January Amendment”) the July 2006 Amended and Restated Credit Agreement to provide for a new $200,000 senior secured term loan (the “Term Loan E”) and to make certain other changes to the July 2006 Amended and Restated Credit Agreement (the July 2006 Amended and Restated Credit Agreement and the January Amendment are collectively referred to as the “January 2007 Amended and Restated Credit Agreement”). The proceeds from the Term Loan E were used to pay down approximately $188,000 of borrowings under the Company’s Revolver. The Company paid approximately $600 to certain financial institutions for the January Amendment plus legal and other fees and costs. The January 2007 Amended and Restated Credit Agreement will terminate on December 23, 2009.

Under the January 2007 Amended and Restated Credit Agreement, the interest rate with respect to the borrowings under the Revolver will vary, depending upon the Company’s consolidated leverage ratio, from 125 basis points to 225 basis points above LIBOR for Eurocurrency loans and from 25 basis points to 125 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. The interest rate with respect to Term Loan C, Term Loan D and Term Loan E will vary, depending upon the Company’s consolidated leverage ratio, from 75 basis points to 175 basis points above LIBOR for Eurocurrency loans and from zero basis points to 75 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans.

The January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of the Company’s interest in the capital stock of the 100%-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its 100%-owned domestic subsidiaries. The January 2007 Amended and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

Restated Credit Agreement is supported by guarantees provided by all of the Company’s direct and indirect 100%-owned domestic subsidiaries.

In addition, the January 2007 Amended and Restated Credit Agreement is subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; and (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80,000 per annum.

The January 2007 Amended and Restated Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the January 2007 Amended and Restated Credit Agreement contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

•       A maximum Consolidated Leverage Ratio as follows:

3.75 through December 31, 2006

4.30 from January 1, 2007 through March 31, 2007

4.25 from April 1, 2007 through September 30, 2007

4.00 from October 1, 2007 through September 30, 2008

3.85 from October 1, 2008 through September 30, 2009

3.75 from October 1, 2009 until December 23, 2009

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

•       A maximum Consolidated Senior Debt Ratio as follows:

2.50 through December 31, 2006

2.60 from January 1, 2007 to March 31, 2007

2.50 from April 1, 2007 through December 23, 2009

Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of the Company’s indebtedness, the amount of the Company’s 2004 Notes and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

•       A minimum Consolidated Interest Coverage Ratio of 3.50 through December 23, 2009. Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for the Company’s four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

For purposes of the foregoing limitations, Consolidated EBITDA means the sum of (i) consolidated net income, (ii) consolidated interest expense with respect to all outstanding indebtedness, (iii) provisions for taxes based on income, (iv) total depreciation expense, (v) total amortization expense and (vi) certain other one-time expenses and acquisition-related costs, in each case for the period being measured, all of the foregoing as determined on a consolidated basis for the Company and its subsidiaries in accordance with GAAP.

On December 31, 2006, the Company had approximately $54,613 available for additional borrowing or letter of credit issuance under the Company’s Revolver. There were $191,000 of borrowings and $54,387 in outstanding letters of credit under the Company’s Revolver as of December 31, 2006. Effective with the January 2007 Amended and Restated Agreement, the Company had approximately $245,613 available for additional borrowing or letter of credit issuance under the Company’s Revolver. Our ability to borrow under the January 2007 Amended and Restated Credit Agreement will depend on the Company remaining in compliance with the limitations imposed by its lenders, including the maintenance of the specified financial covenants.

The Company was in compliance with its covenants as of December 31, 2006 and for all of the quarters included in the fiscal year 2006.

The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The 2004 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s 100%-owned U.S. subsidiaries (see Note 20). The 2004 Notes will be redeemable, at the option of the Company, at any time on or after December 15, 2008, in whole or in part, at redemption prices equal to 103.125%, 101.563%, and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively. The 2004 Notes mature December 15, 2012. The indenture governing the 2004 Notes contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% thereafter. Interest on the Convertible Debentures is payable semi-annually

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of the Company’s Class A common stock at a rate of 34.3643 shares per $1,000 principal amount of Convertible Debentures, which equates to a conversion price of $29.10 per share of common stock. The Company has elected to deliver, upon conversion, cash equal to the lesser of the aggregate principal amount of Convertible Debentures to be converted and our total conversion obligation, and shares in the event our conversion obligation exceeds the aggregate principal amount of Convertible Debentures to be converted. Holders of the Convertible Debentures may convert the Convertible Debentures when the market price of the Company’s common stock equals or exceeds $34.92, subject to certain conditions, if the Company calls the Convertible Debentures for redemption, or upon certain corporate transactions. The Convertible Debentures are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the 2004 Facility. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s 100%-owned U.S. subsidiaries (see Note 20). The Convertible Debentures will be redeemable, at the option of the Company, at any time on or after June 1, 2010, in whole or in part, at a redemption price equal to 100.000% of the principal amount. Holders of the Convertible Debentures have the right to require the Company to repurchase the Convertible Debentures, in whole or in part, at a redemption price equal to 100.000% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indentures governing the Convertible Debentures. The Convertible Debentures mature on December 1, 2024. The indenture governing the Convertible Debentures contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of the Company’s subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on new assets.

The Company maintains a bond hedge designed to mitigate the potential dilution from the conversion of the Convertible Debentures. Under the five-year term of the bond hedge, beginning in 2004, the sellers of the option (the “counterparties”) will deliver to the Company upon the Company’s exercise of such options after a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of the Company’s Class A common stock exceeds $29.10 per share. The aggregate number of shares that the Company could be obligated to issue upon conversion of the Convertible Debentures is approximately 9,450 shares. The bond hedge provides for net share settlement upon exercise.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(9)   Long-Term Debt (Continued)

The net effect of the purchased bond hedge and the warrants is to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion. According to Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (“EITF 90-19”) and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), the convertible debentures are accounted for as convertible debt. The options and warrants underlying the bond hedge are accounted for according to EITF 00-19 as equity securities.

(10)   Leases

At December 31, 2006, the Company was obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2010. Future minimum lease payments required under these leasing arrangements at December 31, 2006 are approximately as follows: $17,100 in 2007; $15,900 in 2008; $13,600 in 2009; $9,200 in 2010; $7,300 in 2011 and $27,300 thereafter. Total rental expense under these operating leases was approximately $15,300, $12,600 and $17,800 in the years ended December 31, 2004, 2005 and 2006, respectively.

The Company has entered into several operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

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

The Company believes that the fair value of its fixed-interest rate debt approximated $497,235 and $511,644 at December 31, 2005 and 2006, respectively, based on reference to dealer markets. The Company believes that the fair value of its variable interest rate debt approximated $104,170 and $438,545 at December 31, 2005 and 2006, respectively, based on reference to dealer markets (see Note 9).

(12)   Stockholders’ Equity

Preferred Stock

As of December 31, 2006, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(12)   Stockholders’ Equity (Continued)

Common Stock

The Company has two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. The following demonstrates the change in the number of Class A common shares outstanding during the fiscal year ended December 31, 2006:

Shares issued and outstanding as of December 31, 2005	89,869
Shares issued as part of equity-based compensation plans, net of RSUs surrendered	2,054
Other shares issued	29
Shares repurchased into treasury stock	(324)
Shares issued and outstanding as of December 31, 2006	91,628

Warrants

During 2004, the Company sold warrants to acquire up to approximately 9,450 shares of the Company’s Class A common stock for approximately $37,900 to the parties with whom the Company entered into a bond hedge in connection with the Convertible Debentures. The warrants are exercisable in year five at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the then market price of the Company’s Class A common stock at conversion exceeds the underlying strike price per share. The effect of the bond hedge and warrants sale was to reduce the potential dilution from the conversion of the Convertible Debentures. There would be dilution from the conversion of the Convertible Debentures to the extent that the then market price per share of the common stock exceeds $37.248 at the time of conversion (see Note 9).

Treasury Stock

On November 2, 2006, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase, from time to time in the open market through December 31, 2007, shares of its outstanding common stock in an aggregate amount up to $200,000. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases will be determined by the Company’s management based on its evaluation of market conditions, share price and other factors. The stock repurchase program may be discontinued at any time. During fiscal 2006, the Company repurchased 324 shares at an aggregate cost of approximately $9,900.

(13)   Share-Based Payment

The Company offers share-based compensation through the use of stock options, restrictive stock units (“RSUs”), and an Employee Stock Purchase Plan (“ESPP”). The Company grants stock options to employees and directors under the Company’s stock option plans at not less than the fair market value of the stock at the date of grant. The Company currently has authorized approximately 8,500 shares of common stock for awards under current plans, in addition to reserved shares from preexisting award plans

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13)   Share-Based Payment (Continued)

and share options granted as part of inducement stock option awards, which generally are not authorized prior to being granted. The annual limitations and vesting of the stock option plan awards are determined at the Company’s discretion. Options granted over the last several years have been exercisable in four or five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. As of December 31, 2006, the Company had approximately 2,819 share options or RSUs authorized to be granted under its equity-based compensation plans.

The Company grants RSUs to employees and directors under the Company’s equity incentive plans. RSUs have only been granted over the last year and vest in five equal installments beginning on the first anniversary of the date of grant.

The Company’s ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made by the Company each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock’s market value. Under an amendment to the ESPP adopted in 2005, the purchase price for offering periods beginning in 2006 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2004, 2005 and 2006, the Company issued a total of 75, 55 and 39 shares, respectively, of common stock at an average price of $15.43, $21.56, and $27.99 per share, respectively. As of December 31, 2006, the Company had approximately 741 shares of common stock available to be issued under its ESPP.

On January 1, 2006, the Company adopted, using the modified prospective application, SFAS 123(R) and began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all stock options granted, modified or canceled after the Company’s adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

Under the modified prospective method the Company’s prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in the Company’s operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”),and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in the Company’s statement of cash flows as financing cash inflows.

The effect of adopting SFAS 123(R) on the Company’s income from operations, income before income taxes, net income, net cash provided by operating activities, and basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $13,378, $13,378, $8,629, $22,134, $0.10 and $0.09, respectively, and an increase of the Company’s net cash provided by financing activities of $13,505.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13)   Share-Based Payment (Continued)

Prior to its adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of SFAS 148 and APB 25. Accordingly, the Company was not required to record compensation expense when stock options were granted to its employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, the Company was not required to record compensation expense when the Company issued common stock under its Employee Stock Purchase Plan as long as the purchase price was not less than 85% of the fair market value of the Company’s common stock on the grant date.

Had compensation cost for the Company’s share-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company’s net income and net income per share for the years ended December 31, 2004 and 2005 would have been as follows:

	Years Ended December 31,
	2004	2005
Net income available to common stockholders, as reported	$61,021	75,319
Share-based employee compensation cost, net of related tax effects, included in net income, as reported	297	313
Share-based employee compensation cost, net of related tax effects, under SFAS 123	(6,498)	(9,512)
Pro-forma net income, under SFAS 123	$54,820	66,120
Net income available to common stockholders per share, as reported:
Basic	$0.84	0.84
Diluted	$0.72	0.81
Pro forma net income per share, under SFAS 123:
Basic	$0.75	0.74
Diluted	$0.65	0.73

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13)   Share-Based Payment (Continued)

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during 2004, 2005, and 2006 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands except share price and year)
Options outstanding as of December 31, 2003	9,335	6.7	$6.06	$101,784
Granted	2,042		20.64	—
Exercised	(2,874)		4.09	44,082
Canceled	(63)		9.70	—
Options outstanding as of December 31, 2004	8,440	6.9	$10.23	$114,890
Granted	2,891		27.07	—
Exercised	(1,219)		5.95	24,116
Canceled	(411)		15.24	—
Options outstanding as of December 31, 2005	9,701	7.1	$15.52	$115,257
Granted	610		33.14	—
Exercised	(1,881)		8.52	45,155
Canceled	(1,458)		25.51	—
Options outstanding as of December 31, 2006	6,972	6.3	$16.89	$117,732
Options excercisable as of December 31, 2006	3,806	4.8	$10.68	$40,644
Options expected to vest as of December 31, 2006	2,881	8.0	$24.35	$70,150
Weighted-average per share fair value of options granted during:
2004	$9.23
2005	$10.26
2006	$13.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2004	2005	2006
Assumptions:
Expected volatility	34%	34%	33%
Risk-free interest rate	3.8%	4.1%	5.1%
Dividend yield	—	—	—
Expected life (in years)	5	5	6

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(13)   Share-Based Payment (Continued)

The computation of the expected volatility is based on historical daily stock price over a term less than the expected term. A timeframe was used that provided a better representation of the current and future expected volatility. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-fee interest rate is based on the yield of zero-coupon U.S. Treasury securities. The Company does not anticipate paying dividends in the foreseeable future.

For the year ended December 31, 2006, the Company recognized equity-based compensation expense of approximately $13,600 and the related tax benefit of approximately $4,500, related to the vesting of stock options. At December 31, 2006, the Company had approximately $28,100 relating to non-vested stock option awards not yet recognized that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2006, the Company received approximately $3,831 in cash from the exercise of share options.

Restricted Stock Units

A summary of the changes in RSUs outstanding under the Company’s equity compensation plans during 2006 is presented below: There were no RSUs granted or outstanding during 2004.

	Number of Restricted Stock	Weighted Average Grant Date Fair Value
	(in thousands except share price)
Non-vested units as of December 31, 2005	363	$27.57
Granted	925	$31.46
Vested	(165)	$28.42
Canceled	(146)	$28.80
Non-vested units as of December 31, 2006	977	$30.93

During the years ended December 31, 2005 and 2006, the Company recognized equity-based compensation expense of approximately $60 and $8,100, respectively, and the related tax benefits of $0 and $3,200, respectively, related to the vesting of RSUs. At December 31, 2006, the Company had approximately $24,000 relating to non-vested restricted stock units not yet recognized that will be amortized over a weighted-average period of approximately two years. The fair value of RSUs vested during the year ended December 31, 2006 was approximately $5,080.

(14)   Pension and Other Post-Retirement Plans

The Company has two defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for its U.K.-based union employees. Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement. The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities. The Company estimates that $2,798 will be contributed to the pension plans in fiscal year 2007.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14)   Pension and Other Post-Retirement Plans (Continued)

Prior to fiscal year 2006, the Company also had an unfunded, nonqualified Supplemental Executive Retirement Plan (the “SERP”), which was intended to provide supplemental retirement benefits for certain senior executives of the Company. In December 2005, the Company curtailed the SERP, and participation and benefit accruals under the plan have ceased. The Company recorded a charge of $12,363 in the December 31, 2005 statement of operations for the curtailment of the SERP. The benefit distribution amounts were agreed upon for each participant and will continue to grow at a rate of 4% annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, the Company made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies have been placed in a rabbi trust, which will hold the policies and death benefits until they are received. The cash value of these policies was approximately $15,168 and $15,295 at December 31, 2005 and 2006, respectively.

In selecting the discount rate for the defined benefit plans the Company considers fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody’s Investor Service. The table below provides the weighted-average actuarial assumptions used to determine the net periodic benefit cost.

	U.S. Plan			U.K. Plan			SERP
	2004	2005	2006	2004	2005	2006	2004	2005	2006
Discount rates:
Benefit obligation	5.75%	5.50%	6.00%	5.25%	4.75%	5.10%	5.50%	5.50%	N/A
Net periodic pension cost	6.00%	5.75%	5.50%	5.50%	5.25%	4.75%	6.25%	5.75%	N/A
Rate of compensation increase	0.00%	0.00%	0.00%	3.00%	3.00%	3.45%	4.00%	4.00%	N/A
Expected return on assets	6.50%	6.00%	6.00%	7.50%	7.50%	7.50%	N/A	N/A	N/A

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14)   Pension and Other Post-Retirement Plans (Continued)

The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our consolidated financial statements at the December 31 measurement dates:

	December 31,
	2005	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$59,051	$71,092
Service cost	2,660	1,695
Interest cost	2,919	2,509
Participant contributions	843	1,137
SERP curtailment	4,289	—
Actuarial loss	6,521	(2,695)
Benefits paid	(707)	(1,249)
Settlement payments	—	—
Other, principally foreign exchange	(4,484)	7,158
Benefit obligation at end of year	71,092	79,647
Change in plan assets:
Fair value of plan assets at beginning of year	30,302	35,228
Actual gain on plan assets	5,394	3,494
Employer contributions	2,267	2,821
Plan participant contribuitions	843	1,137
Benefits paid	(707)	(1,249)
Other, principally foreign exchange	(2,871)	4,558
Fair value of assets at end of year	35,228	45,989
Funded status at end of year:
Funded status	(35,864)	(33,658)
Unrecognized actuarial loss(1)	15,807	12,805
Unrecognized prior service cost(1)	226	475
Net amount recognized	(19,831)	(20,378)
Amounts recognized in the consolidated balance sheets:
Required minimum liability	(26,059)	—
Funded status	—	(33,658)
Intangible asset	226	—
Accumulated other comprehensive income (pre-tax)	6,043	13,280
Accrued pension cost	(41)	—
Net amount recognized	$(19,831)	$(20,378)

(1)          Amount as of December 31, 2006 is included in accumulated other comprehensive income.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14)   Pension and Other Post-Retirement Plans (Continued)

	December 31,
	2004	2005	2006
Components of net periodic pension benefit cost:
Service cost	$2,955	2,660	1,695
Interest cost	2,788	2,919	2,509
Expected return on plan assets	(2,041)	(2,246)	(2,502)
Amortization of actuarial gains/losses	1,314	1,550	1,165
SERP curtailment loss	—	12,363	—
Net amortization and deferral	832	847	44
Net periodic cost	$5,848	18,093	2,911

The accumulated benefit obligation for all defined benefit pension plans was $61,287 and $57,230 at December 31, 2005 and 2006, respectively. As required by SFAS 87, the Company has recognized in the consolidated balance sheet at December 31, 2005 a required minimum liability of $26,059, resulting from the accumulated benefit obligation exceeding the fair value of plan assets. The minimum pension liability was reflected as a long-term liability, with a partially offsetting intangible asset and equity adjustment.

In accordance with SFAS 158, the Company began recognizing the funded status of its postretirement plan in its statement of financial position at December 31, 2006. The underfunded status of our post-retirement benefit plans recorded as a liability on the Company’s statement of financial position at December 31, 2006 was approximately $33,658.

The amounts included in accumulated other comprehensive income as of December 31, 2006 expected to be recognized as components of net periodic pension cost during the fiscal year ended December 31, 2007 are as follows:

Net gain or loss	$944
Net prior service cost	43
Net amount expected to be recognized	$987

The incremental effect of applying SFAS 158 on the individual line items in the balance sheet as of December 31, 2006 was as follows:

	Before		After
	Application of SFAS 158	Impact Adjustments	Application of SFAS 158
Other assets and investments	$172,266	1,001	173,267
Total assets	$1,758,609	1,001	1,759,610
Accrued liabilities	$130,897	(588)	130,309
Total current liabilities	$194,611	(588)	194,023
Other long-term liabilities	$77,093	4,020	81,113
Total liabilities	$1,228,100	3,432	1,231,532
Accumulated other comprehensive income	$38,322	(2,431)	35,891
Total stockholders’ equity	$530,509	(2,431)	528,078
Total liabilities and stockholders’ equity	$1,758,609	1,001	1,759,610

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14)   Pension and Other Post-Retirement Plans (Continued)

The asset allocation of the U.K. Plan as of December 31, 2005 and 2006, and the target allocation on a weighted-average basis for 2007, by asset category, are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2007	2005	2006
Equity securities	75%	77%	78%
Bonds	20%	16%	17%
Real estate	5%	5%	4%
Cash	0%	2%	1%
	100%	100%	100%

The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

The asset allocation of the U.S. Plan as of December 31, 2005 and 2006, and the target allocation on a weighted-average basis for 2007, by asset category, are as follows:

		Percentage of
	Target	Plan Assets at
	Allocation	December 31,
	2007	2005	2006
Fixed fund account	100%	100%	100%

The U.S. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding an investment in a fixed fund account, which guarantees a long-term fixed rate of return.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(14)   Pension and Other Post-Retirement Plans (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.K.	U.S.
Year	Plan	Plan
2007	$490	463
2008	$510	173
2009	$529	119
2010	$549	53
2011	$568	634
2012 - 2016	$3,136	2,732

In connection with its U.S. based collective bargaining agreements, the Company participates with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $225, $288 and $488 during the years ended December 31, 2004, 2005 and 2006, respectively.

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Contribution expense for the years ended December 31, 2004, 2005 and 2006 amounted to approximately $4,470, $2,405 and $2,100, respectively. The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

(15)   Income Tax Expense

The components of income before income taxes are as follows:

	Years Ended December 31,
	2004	2005	2006
United States (“U.S.”)	$76,103	95,888	47,714
Foreign	18,489	7,716	43,110
Consolidated income before income tax expense	$94,592	103,604	90,824

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(15)   Income Tax Expense (Continued)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2005	2006
Current
U.S. Federal	$1,477	18,232	16,718
U.S. State	6,281	2,812	4,913
Foreign	6,557	5,953	8,008
Total	$14,315	26,997	29,639
Deferred
U.S. Federal	$15,882	4,182	(6,611)
U.S. State	(1,739)	1,341	(1,655)
Foreign	392	(4,235)	2,690
Total	$14,535	1,288	(5,576)
Total income tax expense	$28,850	28,285	24,063
The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	3.12%	2.61%	2.34%
Federal benefit of R&D credits, net	0.00%	-5.76%	-0.40%
Foreign earnings at lower rates than U.S. federal rate	-0.84%	-0.64%	-4.04%
Federal benefit of extraterritorial income exclusion	-4.97%	-0.71%	-0.09%
Federal expense (benefit) of U.S. permanent differences	0.60%	0.90%	-0.77%
Federal benefit of original issue discount amortization	-0.23%	-3.72%	-4.46%
Change in U.S. valuation allowance	-2.37%	-0.67%	0.00%
Other	0.19%	0.29%	-1.09%
Effective income tax rate	30.50%	27.30%	26.49%

The effective tax rate decreased in 2006 to 26.5% from 27.3% in 2005. The rate decreased in 2006 primarily from having a greater proportion of the Company’s foreign earnings taxed at rates lower than the U.S. statutory rate and from the federal tax benefit of the amortization of original issue discount related to the issuance in 2004 of long term debt. The amortization of the original issue discount will continue to impact the Company’s effective tax rate through 2010. The federal tax benefit related to U.S. research and development credit decreased by 5.37% in 2006. Of the total research and development credit in the prior year, 4.5% was realized as a one time benefit in 2005.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(15)   Income Tax Expense (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2005	2006
Deferred tax assets
Inventory valuation	$2,311	3,311
Reserves and other accrued expenses	3,024	6,663
Compensation not currently deductible	7,698	10,068
Employee pension benefit included in other comprehensive income	1,671	4,109
Unrealized losses included in other comprehensive income	364	253
Share based compensation	—	6,462
Net operationg loss carry forwards	23,791	24,307
Tax credit carry forwards	12,145	8,447
Valuation allowance	(6,016)	(8,272)
Realizable deferred tax assets	44,988	55,348
Deferred tax liabilities
Deferred costs and prepaid expenses	(1,693)	(1,110)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(24,185)	(28,028)
Property and equipment	(9,286)	(7,315)
Total deferred tax liabilities	(35,164)	(36,453)
Net deferred tax assets on balance sheet	$9,824	18,895
Reported as:
Current deferred tax assets	$14,242	8,960
Non-current deferred tax assets	5,341	53,078
Non-current deferred tax liabilities	(9,759)	(43,143)
Net deferred tax assets on the balance sheet	$9,824	18,895

At December 31, 2006, the Company had net operating loss carry forwards (tax-effected) for federal, state and foreign income tax purposes of $9,695, $192 and $14,420, respectively. If not utilized, the federal and state tax loss carry forward will expire through 2022. The use of our federal net operating loss carry forwards in any one year is limited due to prior year changes in ownership. The foreign tax losses can be carried forward for periods that vary from 5 years to indefinitely.

The Company has foreign tax credit carry forwards of approximately $5,058 (which if unutilized will expire through 2016), research and development credit carry forwards of $894 (which if unutilized will expire through 2020), minimum tax credit carry forwards of $2,079 (which can be carried forward indefinitely), and state tax credits of $416 (which if unutilized will expire through 2009).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(15)   Income Tax Expense (Continued)

At December 31, 2005 and 2006, the Company established a valuation allowance of $6,016 and $8,272, respectively, against the deferred tax assets related to the foreign tax loss carry forwards, where based on available evidence, it is more likely than not that such assets will not be realized. The net increase in the valuation allowance for 2005 and 2006 was $352 and $2,256, respectively.

U.S. income taxes have not been provided on the cumulative earnings of foreign subsidiaries that have been reinvested indefinitely. The Company’s intention is to reinvest the earnings of its foreign subsidiaries permanently. It is not practical to estimate the amount of tax that might be payable on permanently reinvested earnings, but the Company believes that any additional U.S. tax would be substantially offset by foreign tax credits.

The earnings of our U.K. entities are permanently reinvested except to the extent that “deemed dividends” are made to the U.S. under Section 956 of the Internal Revenue Code. Current U.S. tax is provided on the amount of the deemed dividends, net of applicable foreign tax credits.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the AJCA”) was signed into law. The AJCA enacted a provision that provides the Company with the opportunity to repatriate up to $500,000 of reinvested earnings and to claim a deduction equal to 85% of the repatriated amount. The Company completed its evaluation of the repatriation provision and did not elect the benefit of this provision in 2005.

(16)   Business and Geographic Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS 131 further requires that segment information be presented consistently with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

In late 2005, the Company determined that its previously reported segments consisting of Lottery, Pari-mutuel, Venue Management and Telecommunications Products no longer reflected the way the Company managed the business. Beginning in the first quarter of 2006, the Company began reporting its business in three segments—Printed Products, Lottery Systems and Diversified Gaming. The Printed Products segment includes the instant lottery ticket business and the pre-paid phone card business (formerly the Telecommunications Product Group). The Lottery Systems segment includes the Company’s online lottery business. The Diversified Gaming segment includes the Company’s pari-mutuel wagering systems business (formerly the Pari-mutuel Group) and the Company’s off-track wagering business (formerly the Venue Management Group). All prior period amounts have been restated to conform to the current segment reporting format.

The Printed Products Group provides instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally this division provides lotteries with licensed brand products and includes prepaid phone cards for cellular phone service providers. The Lottery Systems Group offers online, instant and video lottery products and online and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Business and Geographic Segments (Continued)

instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance for these products. The Diversified Gaming Group is a supplier of FOBTs and systems and interactive sports betting terminals and systems throughout Europe. In addition, Diversified Gaming provides computerized wagering systems and services such as race simulcasting and communications services and telephone and Internet account wagering to the pari-mutuel wagering industry. It owns and operates licensed pari-mutuel wagering facilities in Connecticut, Maine and the Netherlands.

The following tables represent revenues, profits, depreciation, amortization, capital expenditures and assets for the years ended December 31, 2004, 2005 and 2006, respectively, by current reportable segments. Corporate expenses, including interest expense, other (income) expenses, and corporate depreciation and amortization, are not allocated to the reportable segments. All prior period amounts have been restated to reflect the current reportable segments.

	Year Ended December 31, 2004
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Total
Service revenues	$261,737	189,319	139,928	590,984
Sales revenues	67,865	62,506	4,140	134,511
Total revenues	329,602	251,825	144,068	725,495
Cost of services (exclusive of depreciation and amortization)	136,819	92,683	89,487	318,989
Cost of sales (exclusive of depreciation and amortization)	49,809	40,041	2,381	92,231
Amortization of service contract software	—	3,338	2,461	5,799
Selling, general and administrative expenses	34,774	30,169	13,579	78,522
Depreciation and amortization	14,196	27,579	12,759	54,534
Segment operating income	$94,004	58,015	23,401	175,420
Unallocated corporate costs				27,696
Consolidated operating income				$147,724
Assets at December 31, 2004	$386,992	324,580	112,491	$824,063
Unallocated assets at December 31, 2004				269,162
Consolidated assets at December 31, 2004				1,093,225
Capital and wagering systems expenditures	$21,445	43,650	15,338	80,433

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Business and Geographic Segments (Continued)

	Year Ended December 31, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$331,087	175,843	132,397	639,327
Sales revenues	72,214	59,829	10,313	142,356
Total revenues	403,301	235,672	142,710	781,683
Cost of services (exclusive of depreciation and amortization)	170,097	87,290	94,043	351,430
Cost of sales (exclusive of depreciation and amortization)	52,193	41,387	7,041	100,621
Amortization of service contract software	—	4,778	2,229	7,007
Selling, general and administrative expenses	43,969	29,684	15,528	89,181
Depreciation and amortization	18,250	28,744	11,614	58,608
Segment operating income	$118,792	43,789	12,255	174,836
Unallocated corporate costs				43,842
Consolidated operating income				$130,994
Assets at December 31, 2005	$452,437	404,440	131,759	$988,636
Unallocated assets at December 31, 2005				183,877
Consolidated assets at December 31, 2005				1,172,513

Capital and wagering systems expenditures	$26,798	96,188	20,188	143,174

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Business and Geographic Segments (Continued)

	Year Ended December 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$388,841	213,144	197,242	799,227
Sales revenues	50,769	42,300	4,934	98,003
Total revenues	439,610	255,444	202,176	897,230
Cost of services (exclusive of depreciation and amortization)	199,006	119,835	118,306	437,147
Cost of sales (exclusive of depreciation and amortization)	40,027	28,363	4,410	72,800
Selling, general and administrative expenses	51,425	34,571	17,615	103,611
Depreciation and amortization	25,203	48,423	31,410	105,036
Segment operating income	$123,949	24,252	30,435	178,636
Unallocated corporate costs				53,086
Consolidated operating income				$125,550
Assets at December 31, 2006	$669,605	535,958	420,562	$1,626,125
Unallocated assets at December 31, 2006				133,485
Consolidated assets at December 31, 2006				1,759,610

Capital and wagering systems expenditures	$14,513	91,066	33,594	139,173

In evaluating financial performance, the Company focuses on operating profit  as a segment’s measure of profit or loss. Operating profit is before investment income, interest expense, equity in net (income) loss in joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

Providing information on the revenues from external customers for each product and service is impractical.

The following table provides a reconciliation of consolidated operating income to the consolidated income before income tax expense for each period.

	Years Ended December 31,
	2004	2005	2006
Reported segment operating income	$175,420	174,836	178,636
Unallocated corporate costs	(27,696)	(43,842)	(53,086)
Consolidated operating income	147,724	130,994	125,550
Interest expense	(30,952)	(26,548)	(43,393)
Other income	748	1,700	767
Equity in income (loss) of joint venture	(6,060)	(2,064)	7,900
Early extinguishment of debt	(16,868)	(478)	—
Income before income tax expense	$94,592	103,604	90,824

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(16)   Business and Geographic Segments (Continued)

Sales to foreign customers amounted to approximately $41,000, $49,000 and $42,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The following represents the service and sales revenue and long-lived assets by geographic segment:

	Years Ended December 31,
	2004	2005	2006
Geographic Segments
Service and Sales Revenue:
North America	$524,061	569,720	580,519
Europe, other than United Kingdom	124,033	140,195	197,299
United Kingdom	17,358	12,707	63,908
Other	60,043	59,061	55,504
	$725,495	781,683	897,230
Long-lived assets (excluding identifiable intangibles):
North America	$211,800	278,788	310,253
Europe, other than United Kingdom	8,927	29,384	30,565
United Kingdom	37,885	36,432	50,032
Mexico	2,320	2,416	34,471
Other	10,494	19,199	25,339
	$271,426	366,219	450,660

(17)   Equity in Net Income or Loss of Joint Ventures

The Company is a member of Consorzio Lotterie Nazionali, a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, the Company will be the exclusive supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The consortium commenced operations in mid-2004 and incurred losses in 2004 and 2005, but reported income in 2006. The Company accounts for this investment using the equity method of accounting. For the years ended December 31, 2004 and 2005, the Company recorded losses of $6,060 and $1,713, respectively. For the year ended December 31, 2006, the Company recorded income of approximately $8,300 representing its share of the equity in the earnings of the consortium. This amount remained undistributed as of December 31, 2006.

The Company is a 50% owner of a joint venture with Electronic Game Card, Inc. (“EGC”). EGC is a business to business company whose purpose is to distribute EGC’s reward based digital games to consumers by use of various electronic platforms. These include television, the Internet, cell phones, pocket game cards and other forms of distribution. The Company accounts for this investment using the equity method of accounting. For the years ended December 21, 2004, 2005 and 2006, the Company recorded losses of approximately $0, $400 and $200, respectively, representing its share of the equity in the earnings of EGC.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(18)   Accumulated Other Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities(1)	Minimum Pension Liability(2)	SFAS 158 Adoption(2)	Cash Flow Hedges(3)	Accumulated Other Comprehensive Income
Balance at December 31, 2003	$10,328	36	(3,611)	—	(1,107)	5,646
Change during period	6,708	26	(1,531)	—	—	5,203
Reclassified into operations	—	—	—	—	1,107	1,107
Balance at December 31, 2004	$17,036	62	(5,142)	—	—	11,956
Change during period	(9,959)	41	1,011	—	—	(8,907)
Reclassified into operations	—	—	—	—	—	—
Balance at December 31, 2005	$7,077	103	(4,131)	—	.	3,049
Adoption of SFAS 158	—	—	—	(2,431)	—	(2,431)
Change during period	38,235	(484)	(2,478)	—	—	35,273
Balance at December 31, 2006	$45,312	(381)	(6,609)	(2,431)	—	35,891

(1)          The change during the period is net of income taxes of approximately $17, $27 and $(320) in 2004, 2005 and 2006, respectively.

(2)          The change during the period, including the impact of adoption of SFAS 158 in 2006, is net of income taxes of approximately $(709), $427 and $(2,007) in 2004, 2005 and 2006, respectively.

(3)          The change during the period is net of income taxes of approximately $738 in 2004.

(19)   Litigation

Although the Company is a party to various claims and legal actions arising in the ordinary course of business, the Company believes, on the basis of information presently available to it, that the ultimate disposition of these matters will not likely have a material adverse effect on its consolidated financial position or results of operations.

The Company’s subsidiary, Scientific Games International, Inc. (“SGI”), owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (“Ecosalud”), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado (“Seguros”). Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia which the Company believes was in violation of Wintech’s exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud’s claims

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19)   Litigation (Continued)

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

SGI has various defenses on the merits as well as procedural defenses, which were timely filed against Ecosalud’s claims. The Company intends to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca, while the appeal motion before the Council of State remains pending. Currently, the case file is at the chambers of the justice in charge and the Company expects that a decision on the matter will be made during 2007. Following final decision of the procedural motions, defenses on the merits will be heard. Parallel factual proceedings may also occur during the appeal this year before any final determination can be made. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although the Company believes that any potential losses arising from these claims will not result in a material adverse effect on the Company’s consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to the Company or result in material liability.

In December 2006, the Company agreed to settle the three previously reported litigations with Gtech Corporation, consisting of an action that the Company filed in May 2005 in the U.S. District Court for the District of Delaware alleging Gtech infringed the Company’s group participation multiplier patents which relate to certain online lottery games, an action that Gtech filed in March 2004 in U.S. District Court for the District of Delaware alleging the Company infringed certain of its patents relating to instant lottery ticket vending and dispensing machines and methods and a defamation action that Gtech filed in December 2004 against the Company and others in state court in Texas. As part of the settlement agreement, under which the parties agreed to dismiss the litigations with prejudice, (i) the Company granted Gtech a license for any new games covered by its group participation patents with respect to which Gtech will pay royalty fees during the first three years consistent with fees charged to the Company’s customers subject to certain annual caps; (ii) the Company paid to acquire certain patent rights from Gtech, and granted back to Gtech a royalty-free license to those patents; and (iii) the Company granted Gtech a royalty-free license for all existing games covered by its group participation patents in jurisdictions

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(19)   Litigation (Continued)

that had not signed a license agreement with another organization or with the Company. The litigations were dismissed in January 2007.

On March 9, 2006, the Company received a request for information relating to the licensing of our operation of several earth stations in our racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”). The Company conducted an internal review which determined that its racing subsidiary was not in full compliance with FCC licensing requirements. The Company engaged special FCC counsel to assist it in ensuring that it is in compliance with all applicable licensing requirements and responding to the FCC’s inquiry.  The Company believes it is currently in compliance. While it is not possible to predict the outcome of this inquiry at this time, the Company believes an administrative settlement will be achieved.

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The 2004 Notes, the Convertible Debentures and the 2004 Facility as amended, are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100%-owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100%-owned Guarantor Subsidiaries and (iii) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of December 31, 2005 and December 31, 2006 and for the years ended December 31, 2004, 2005 and 2006. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structure of the 2004 Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

Subsequent to the issuance of the 2005 financial statements management determined that the investments and stockholders' equity amounts in the Parent Company column and the related amounts in the Eliminating Entries column were each overstated by $193,078. Accordingly the amounts have been revised in the 2006 presentation.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	15,575	23,367	—	38,942
Accounts receivable, net	—	98,704	30,585	(39)	129,250
Inventories	—	29,653	10,920	(425)	40,148
Other current assets	4,938	22,102	19,173	—	46,213
Property and equipment, net	—	261,027	105,759	(567)	366,219
Investment in subsidiaries	224,104	187,577	(26,482)	(385,199)	—
Goodwill	183	300,015	38,971	—	339,169
Intangible assets	—	74,638	12,651	—	87,289
Other assets	11,446	91,140	28,798	(6,101)	125,283
Total assets	$240,671	1,080,431	243,742	(392,331)	1,172,513
Liabilities and stockholders’ equity
Current installments of long-term debt	$1,000	—	5,055	—	6,055
Current liabilities	(7,465)	96,259	46,398	115	135,307
Long-term debt, excluding current installments	573,000	—	1,680	—	574,680
Other non-current liabilities	(13,673)	61,143	22,162	6	69,638
Intercompany balances	(699,024)	658,194	40,793	37	—
Stockholders’ equity	386,833	264,835	127,654	(392,489)	386,833
Total liabilities and stockholders’ equity	$240,671	1,080,431	243,742	(392,331)	1,172,513

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$ —	4,070	23,721	—	27,791
Accounts receivable, net	—	125,598	52,847	—	178,445
Inventories	—	45,801	14,088	(425)	59,464
Other current assets	36,937	20,511	21,554	—	79,002
Property and equipment, net	—	294,952	156,308	(600)	450,660
Investment in subsidiaries	574,579	194,556	130,743	(899,878)	—
Goodwill	183	302,144	331,403	—	633,730
Intangible assets	—	106,605	50,646	—	157,251
Other assets	43,630	109,738	25,947	(6,048)	173,267
Total assets	$ 655,329	1,203,975	807,257	(906,951)	1,759,610
Liabilities and stockholders’ equity
Current installments of long-term debt	$ 2,500	—	648	—	3,148
Current liabilities	15,779	90,423	84,594	79	190,875
Long-term debt, excluding current installments	912,000	—	1,253	—	913,253
Other non-current liabilities	5,069	86,652	32,529	6	124,256
Intercompany balances	(808,097)	740,091	68,006	—	—
Stockholders’ equity	528,078	286,809	620,227	(907,036)	528,078
Total liabilities and stockholders’ equity	$ 655,329	1,203,975	807,257	(906,951)	1,759,610

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2004
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating revenues	$ —	576,266	171,221	(21,992)	725,495
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	314,895	118,383	(22,058)	411,220
Selling, general and administrative expenses	1,189	85,887	18,210	(12)	105,274
Depreciation and amortization	1	48,693	12,583		61,277
Operating income (loss)	(1,190)	126,791	22,045	78	147,724
Interest expense	29,604	1,152	3,702	(3,506)	30,952
Operating (income) deductions	(2,916)	(534)	5,292	3,470	5,312
Early extinguishment of debt	16,868	—	—	—	16,868
Income (loss) before equity in income of subsidiaries, and income taxes	(44,746)	126,173	13,051	114	94,592
Equity in income of subsidiaries	127,488	—	—	(127,488)	—
Income tax expense	17,000	5,509	6,341	—	28,850
Net income	$ 65,742	120,664	6,710	(127,374)	65,742

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2005
(in thousands)

			Non-
	Parent	Guarantor	Guarantor	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Operating revenues	$ —	602,820	204,251	(25,388)	781,683
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	327,927	149,508	(25,384)	452,051
Selling, general and administrative expenses	2,592	106,455	22,792	5	131,844
Depreciation and amortization	109	51,824	14,861	—	66,794
Operating income (loss)	(2,701)	116,614	17,090	(9)	130,994
Interest expense	25,337	498	713	—	26,548
Other (income) deductions	(28,315)	21,452	7,232	(5)	364
Early extinguishment of debt	478	—	—	—	478
Income (loss) before equity in income of subsidiaries, and income taxes	(201)	94,664	9,145	(4)	103,604
Equity in income of subsidiaries	98,296	—	—	(98,296)	—
Income tax expense	22,776	5,044	465	—	28,285
Net income	$ 75,319	89,620	8,680	(98,300)	75,319

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2006
(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$ —	605,953	310,846	(19,569)	897,230
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	326,355	203,385	(19,793)	509,947
Selling, general and administrative expenses	3,108	124,671	27,758	190	155,727
Depreciation and amortization	—	73,723	32,283	—	106,006
Operating income	(3,108)	81,204	47,420	34	125,550
Interest expense	41,266	1,542	585	—	43,393
Other (income) deductions	(71,012)	55,815	5,899	631	(8,667)
Income (loss) before equity in income of subsidiaries, and income taxes	26,638	23,847	40,936	(597)	90,824
Equity in income of subsidiaries	52,065	—	—	(52,065)	—
Income tax expense	11,942	1,424	10,697	—	24,063
Net income	$ 66,761	$ 22,423	30,239	$ (52,662)	66,761

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2004

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,742	120,664	6,710	(127,374)	65,742
Depreciation and amortization	1	48,693	12,583	—	61,277
Equity in income of subsidiaries	(127,488)	—	—	127,488	—
Non-cash interest expense	2,107	—	—	—	2,107
Early extinguishment of debt	16,868	—	—	—	16,868
Other non-cash adjustments	(8,353)	366	86	—	(7,901)
Equity loss of joint ventures	—	6,060	—	—	6,060
Tax benefit from employee stock options	14,606	—	—	—	14,606
Short-term investments	42,175	(52,525)	—	—	(10,350)
Changes in working capital	(5,005)	(18,557)	(1,510)	(214)	(25,286)
Net cash provided by (used in) operating activities	653	104,701	17,869	(100)	123,123
Cash flows from investing activities:
Capital and wagering systems expenditures	(952)	(71,697)	(6,991)	(793)	(80,433)
Investment in joint ventures	—	(2,981)	—	—	(2,981)
Business acquisitions, net of cash acquired	—	(1,709)	(21,661)	—	(23,370)
Other assets and investments	(34,299)	(8,211)	22,288	(17,480)	(37,702)
Net cash provided by (used in) investing activities	(35,251)	(84,598)	(6,364)	(18,273)	(144,486)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	597,000	—	5,418	—	602,418
Payments on long-term debt	(520,624)	(2,923)	(1,867)	—	(525,414)
Payments of financing fees	(7,376)	—	—	—	(7,376)
Net proceeds from stock issue	(23,718)	1,963	(19,828)	18,159	(23,424)
Other, principally intercompany balances	(15,722)	13,082	2,426	214	—
Net cash provided by (used in) financing activities	29,560	12,122	(13,851)	18,373	46,204
Effect of exchange rate changes on cash	2,275	(466)	2,272	—	4,081
Increase (decrease) in cash and cash equivalents	(2,763)	31,759	(74)	—	28,922
Cash and cash equivalents, beginning of period	2,763	18,207	16,228	—	37,198
Cash and cash equivalents, end of year	$—	49,966	16,154	—	66,120

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$75,319	89,620	8,680	(98,300)	75,319
Depreciation and amortization	109	51,824	14,861	—	66,794
Equity in income of subsidiaries	(98,296)	—	—	98,296	—
Non-cash interest expense	3,733	—	—	—	3,733
Early extinguishment of debt	478	—	—	—	478
Other non-cash adjustments	33,973	(1,773)	2,608	—	34,808
Equity loss of joint ventures	—	2,064	—	—	2,064
Tax benefit from employee stock options	11,394	—	—	—	11,394
Short-term investments	—	52,525	—	—	52,525
Changes in working capital	(6,792)	(40,837)	1,269	100	(46,260)
Net cash provided by (used in) operating activities	19,918	153,423	27,418	96	200,855
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(78,954)	(64,220)	—	(143,174)
Investment in joint ventures	—	—	—	—	—
Business acquisitions, net of cash acquired	—	(4,094)	(20,721)	—	(24,815)
Other assets and investments	(16,100)	(9,009)	(17,876)	11,650	(31,335)
Net cash provided by (used in) investing activities	(16,100)	(92,057)	(102,817)	11,650	(199,324)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	4,378	—	4,378
Payments on long-term debt	(30,645)	—	(4,141)	—	(34,786)
Payments of financing fees	(478)	—	—	—	(478)
Net proceeds from stock issue	8,348	38	11,683	(11,721)	8,348
Other, principally intercompany balances	19,250	(87,748)	100,106	(31,608)	—
Net cash provided by (used in) financing activities	(3,525)	(87,710)	112,026	(43,329)	(22,538)
Effect of exchange rate changes on cash	(293)	404	(37,865)	31,583	(6,171)
Increase (decrease) in cash and cash equivalents	—	(25,940)	(1,238)	—	(27,178)
Cash and cash equivalents, beginning of period	—	41,515	24,605	—	66,120
Cash and cash equivalents, end of year	$—	15,575	23,367	—	38,942

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(20)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$66,761	22,423	30,239	(52,662)	66,761
Depreciation and amortization	—	73,723	32,283	—	106,006
Change in deferred income taxes	(24,270)	11,231	4,073	—	(8,966)
Equity in income of subsidiaries	(52,065)	—	—	52,065	—
Non-cash interest expense	3,922	—	—	—	3,922
Equity loss of joint ventures	—	(8,105)	205	—	(7,900)
Share-based compensation	—	21,097	603	—	21,700
Changes in working capital and other	(260)	(44,132)	(8,552)	(53)	(52,997)
Net cash provided by (used in) operating activities	(5,912)	76,237	58,851	(650)	128,526
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(77,899)	(61,274)	—	(139,173)
Business acquisitions, net of cash acquired	—	(14,721)	(282,207)	—	(296,928)
Other assets and investments	(302,769)	(57,602)	(152,653)	448,620	(64,404)
Net cash provided by (used in) investing activities	(302,769)	(150,222)	(496,134)	448,620	(500,505)
Cash flows from financing activities:
Net proceeds/payments on long-term debt	340,500	—	(4,945)	—	335,555
Purchases of treasury stock	(9,822)	—	—	—	(9,822)
Payment of financing fees	(1,119)	—	—	—	(1,119)
Net proceeds from stock issue	16,111	3,673	445,234	(447,955)	17,063
Excess tax benefit from equity-based compensation plans	13,013	—	492	—	13,505
Other, principally intercompany balances	(50,002)	59,411	(86,057)	76,648	—
Net cash provided by (used in) financing activities	308,681	63,084	354,724	(371,307)	355,182
Effect of exchange rate changes on cash	—	(602)	82,911	(76,663)	5,646
Increase (decrease) in cash and cash equivalents	—	(11,503)	352	—	(11,151)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942
Cash and cash equivalents, end of year	$—	4,072	23,719	—	27,791

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)

(21)   Selected Quarterly Financial Data (Unaudited)

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005 (a)
Total operating revenues	$184,556	197,424	196,824	202,879
Total cost of services and sales	$105,523	112,935	117,020	116,573
Selling, general and administrative expenses	$27,728	25,725	31,489	46,902
Depreciation and amortization	$14,475	17,119	17,130	18,070
Operating income	$36,830	41,645	31,185	21,334
Net income available to common
stockholders	$21,015	24,764	19,185	10,355
Basic and diluted earnings per share:
Basic net income available to common shareholders	$0.24	0.28	0.21	0.12
Diluted net income available to common shareholders	$0.23	0.27	0.21	0.11
Weighted average number of shares used in per share calculations:
Basic shares	88,616	89,207	89,689	89,780
Diluted shares	91,968	92,141	92,890	92,869

(a)           In the fourth quarter the Company incurred charges for the curtailment of the SERP for $12,363, a non tax-deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition and unanticipated legal and related consulting and severance expenses of $3,001 in connection with matters in North Carolina, Chile, New Jersey and Louisiana.

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006 (b)	Quarter Ended December 31, 2006 (c)
Total operating revenues	$208,129	239,637	217,390	232,074
Total cost of services and sales	$119,492	137,843	120,671	131,941
Selling, general and administrative expenses	$32,392	35,346	34,676	53,313
Depreciation and amortization	$19,292	23,525	36,424	26,765
Operating income	$36,953	42,923	25,619	20,055
Net income available to common stockholders	$22,370	24,977	11,527	7,887
Basic and diluted earnings per share:
Basic net income available to common shareholders	$0.25	0.27	0.13	0.09
Diluted net income available to common shareholders	$0.24	0.26	0.12	0.08
Weighted average number of shares used in per share calculations:
Basic shares	90,166	91,202	91,346	91,532
Diluted shares	93,172	95,989	94,433	94,599

(b)           In the third quarter the Company incurred a charge of $10,200, for the write-off of pari-mutuel assets in the Diversified Gaming segment.

(c)            In the fourth quarter, the Company incurred approximately $13,524 for employee termination costs.

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2005 and 2006

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions(1)	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$4,589	3,938	944	4,653	4,818
Year ended December 31, 2005
Allowance for doubtful accounts	$4,818	5,948	—	4,617	6,149
Year ended December 31, 2006
Allowance for doubtful accounts	$6,149	3,185	—	3,631	5,703

(1)          Amounts written off.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting  during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially  affect, our internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is included herein as “Management’s Report on Internal Control Over Financial Reporting.”

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” included in Item 8 in the Form 10-K.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for The Global Draw, which was acquired on April 20, 2006, EssNet, which was acquired on March 22, 2006, Games Media, which was acquired on December 22, 2006, and ILC, which was acquired on December 28, 2006 and whose financial statements collectively constitute 7 percent and 3 percent of net and total assets, respectively, 10 percent of revenues, and 35 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Further discussion of these acquisitions can be found in Note 3 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our management’s assessment of our internal control over financial reporting. This report appears on page 64 of this Annual Report on Form 10-K.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and have posted the Code on our website at www.scientificgames.com. In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

Information relating to our executive officers is included in Part I of this From 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2007, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.         EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2007, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	(in thousands)
Equity compensation plans approved by security holders (1)	7,124	$13.94	3,491
Equity compensation plans not approved by security holders (2)	825	$22.37	69
Total	7,949		3,560

(1)         The “Equity compensation plans approved by security holders” consist of  the 1997 Incentive Compensation Plan; the 2002 Employee Stock Purchase Plan; and the 2003 Incentive Compensation Plan.

(2)         The “Equity compensation plans not approved by security holders” consist of employment inducement stock options awarded during 2002, 2003 and 2005; and the 1995 Equity Incentive Plan.

Inducement Stock Options.   During 2002, 2003 and 2005, we granted stock options covering a total of approximately 1,400 shares under employment inducement award agreements to six newly hired employees. The options, 688 of which remained outstanding at December 31, 2006, were granted at exercise prices ranging from $5.88 to $29.18 per share and each such option has a ten-year term and becomes exercisable in four or five equal annual installments, on each of the first four or five anniversaries of the date of grant. During 2006, the options granted during 2005 were restructured such that one-half of shares subject to the options were cancelled with each recipient receiving an award of restricted stock units under the Company’s shareholder approved 2003 Incentive Compensation Plan based on a three-to-one formula (one restricted stock unit was issued for every three surrendered options). During 2006, we granted no stock options shares under employment inducement award agreements.

The 1995 Equity Incentive Plan.   The 1995 Equity Incentive Plan, which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2006, 138 shares were subject to outstanding awards under the 1995 Plan and 69 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type and number of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Committee’s practice has been to award stock options which vest in four or five equal annual installments (with the first installment vesting on the first anniversary of the grant date), have an exercise price equal to the fair market value of the common stock on the grant date, and expire on the tenth anniversary of the date of grant. The Committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions, or the expiration of deferral or vesting periods of any award, and such accelerated exercisability, lapse, expiration and vesting shall occur automatically in the event of a consolidation or merger of the Company or a sale of substantially all of the Company’s assets. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee’s authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and the Company has no further obligation with respect to any outstanding award.

The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2007, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2007, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2007, the information called for by this item will be filed as part f an amendment to this Form 10-K on or before such date, in accordance with General Instruction G(3).

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

4.2

Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6 1/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the “2005 S-4”)).

4.3	Form of 6 1/4% Senior Subordinated Note (incorporated by reference to Exhibits 4.3.(a) and 4.3(b) to the 2005 S-4).
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
10.1

Amendment and Restatement Agreement, dated as of January 24, 2007, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2007).

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

10.6

Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007).

10.7

Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

10.8

Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.9	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.10	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.11	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.12	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.13	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*
10.14	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.15	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.16

Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.17

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.18

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.19

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.20

Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21

Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.22

Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.23

Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.24

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.25

Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.26

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (executed on August 2, 2006) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.27

Employment, Separation and General Release Agreement dated as of October 5, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (which superseded his Employment Agreement dated as of August 1, 2006) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.28

Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.29

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.30

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges.(†)
21	List of Subsidiaries.(†)
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Proposed Amendment to Restated Certificate of Incorporation. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007).

*                    Management contracts and compensation plans and arrangements.

(†)          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: March 1, 2007
	By:	/s/ A. LORNE WEIL
A. Lorne Weil, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2007.

Signature	Title
/s/ A. LORNE WEIL	Chairman of the Board and Chief Executive
A. Lorne Weil	Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD	Vice President and Chief Financial Officer (principal
DeWayne E. Laird	financial officer)
/s/ STEPHEN L. GIBBS	Vice President and Chief Accounting Officer (principal
Stephen L. Gibbs	accounting officer)
/s/ PETER A. COHEN	Director
Peter A. Cohen
/s/ GERALD J. FORD	Director
Gerald J. Ford
/s/ JOSEPH R. WRIGHT,JR.	Director
Joseph R. Wright, Jr.
/s/ SIR BRIAN G. WOLFSON	Director
Sir Brian G. Wolfson
/s/ ERIC M. TURNER	Director
Eric M. Turner
/s/ RONALD O. PERELMAN	Director
Ronald O. Perelman
/s/ HOWARD GITTIS	Director
Howard Gittis
/s/ BARRY F. SCHWARTZ	Director
Barry F. Schwartz
/s/ MICHAEL J. REGAN	Director
Michael J. Regan

EXHIBIT INDEX

Exhibit Number	Description
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

4.2

Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6 1/4% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the “2005 S-4”)).

4.3	Form of 6 1/4% Senior Subordinated Note (incorporated by reference to Exhibits 4.3.(a) and 4.3(b) to the 2005 S-4).
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
10.1

Amendment and Restatement Agreement, dated as of January 24, 2007, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2007).

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

10.6

Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2007).

10.7

Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2006).

10.8

Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2005).

10.9	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.10	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*

10.11	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.12	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.13	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*
10.14	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.15	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.16

Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.17

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.18

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.19

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.20

Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21

Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.22

Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.23

Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.24

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.25

Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.26

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (executed on August 2, 2006) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.27

Employment, Separation and General Release Agreement dated as of October 5, 2006 by and between Scientific Games International, Inc. and Cliff O. Bickell (which superseded his Employment Agreement dated as of August 1, 2006) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.28

Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.29

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.30

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges. (†)
21	List of Subsidiaries. (†)
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Proposed Amendment to Restated Certificate of Incorporation. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2007).

*       Management contracts and compensation plans and arrangements.

(†)   Filed herewith.