Form 10-Q
period 2007-03-31
SCIENTIFIC GAMES CORP
filed 2007-05-10
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2007:

Class A Common Stock: 92,536,365
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2007

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual outcomes may differ from those projected in forward-looking statements due to a variety of risks and uncertainties and other factors, including related to the following:

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

•                                          an inability to enter into new contracts, renew existing contracts, or the early termination of our existing contracts;

•                                          an inability to engage in or complete future acquisitions and integrate those businesses successfully;

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and March 31, 2007

(Unaudited, in thousands, except per share amounts)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	December 31,	March 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,791	$33,231
Accounts receivable, net of allowance for doubtful accounts of $5,703 and $6,209 as of December 31, 2006 and March 31, 2007, respectively	178,445	193,512
Inventories	59,464	64,238
Deferred income taxes, current portion	8,960	9,992
Prepaid expenses, deposits and other current assets	70,042	59,482
Total current assets	344,702	360,455
Property and equipment, at cost	803,089	794,978
Less accumulated depreciation	(352,429)	(343,387)
Net property and equipment	450,660	451,591
Goodwill, net	633,730	642,000
Intangible assets, net	157,251	153,497
Other assets and investments	173,267	198,115
Total assets	$1,759,610	$1,805,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,148	$5,049
Accounts payable	60,566	46,767
Accrued liabilities	130,309	143,528
Total current liabilities	194,023	195,344
Deferred income taxes	43,143	43,684
Other long-term liabilities	81,113	78,926
Long-term debt, excluding current installments	913,253	919,021
Total liabilities	1,231,532	1,236,975

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 91,628 and 92,510 shares issued and outstanding as of December 31, 2006 and March 31, 2007, respectively	916	925
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	477,261	492,760
Accumulated earnings	33,452	56,715
Treasury stock, at cost, 1,140 shares held as of December 31, 2006 and March 31, 2007	(19,442)	(19,442)
Accumulated other comprehensive income	35,891	37,725
Total stockholders’ equity	528,078	568,683
Total liabilities and stockholders’ equity	$1,759,610	$1,805,658

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2006 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
Operating revenues:
Services	$176,960	$210,993
Sales	31,169	31,273
	208,129	242,266
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	94,948	116,747
Cost of sales (exclusive of depreciation and amortization)	24,544	22,485
Selling, general and administrative expenses	32,392	39,145
Depreciation and amortization	19,292	29,078
Operating income	36,953	34,811
Other (income) expense:
Interest expense	7,202	12,892
Equity in net income of joint ventures	(1,576)	(11,878)
Other income, net	(643)	(390)
	4,983	624
Income before income tax expense	31,970	34,187
Income tax expense	9,600	9,428
Net income	$22,370	$24,759

Basic and diluted net income per share:
Basic net income per share	$0.25	$0.27
Diluted net income per share	$0.24	$0.26

Weighted-average number of shares used in per share calculations:
Basic shares	90,166	91,993
Diluted shares	93,172	95,288

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
Net cash provided by operating activities	$34,164	$30,420

Cash flows from investing activities:
Capital expenditures	(4,239)	(2,465)
Wagering system expenditures	(31,248)	(23,543)
Other intangible assets and software expenditures	(17,320)	(8,354)
Change in other assets and liabilities, net	(2,888)	(6,447)
Business acquisitions, net of cash acquired	(57,564)	(336)
Net cash used in investing activities	(113,259)	(41,145)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	66,000	(191,000)
Net proceeds (repayments) of long-term debt	(564)	198,665
Excess tax benefit from equity-based compensation plan	2,814	—
Net proceeds from issuance of common stock	8,602	8,360
Net cash provided by financing activities	76,852	16,025
Effect of exchange rate changes on cash and cash equivalents	506	140
Increase (decrease) in cash and cash equivalents	(1,737)	5,440
Cash and cash equivalents, beginning of period	38,942	27,791
Cash and cash equivalents, end of period	$37,205	$33,231

See accompanying notes to consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2007, the consolidated statements of income for the three months ended March 31, 2006 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2007, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, the “Company”) without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and the results of its operations for the three months ended March 31, 2006 and 2007 and its cash flows for the three months ended March 31, 2006 and 2007 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
Income (numerator)
Net income	$22,370	$24,759

Shares (denominator)
Basic weighted-average common shares outstanding	90,166	91,993
Effect of dilutive securities-stock options and preferred shares	3,006	3,295
Diluted weighted-average common shares outstanding	$93,172	$95,288

Basic and diluted per share amounts
Basic net income per share	$0.25	$0.27
Diluted net income per share	$0.24	$0.26

The weighted-average diluted shares outstanding for the three month periods ended March 31, 2006 and 2007 excludes the effect of approximately 185 and 1,142 out-of-the-money options, respectively, as their effect would be anti-dilutive.

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

During the first quarter of 2007, the average price of the Company’s common stock exceeded the specified conversion price. For the three months ended March 31, 2007, the Company has included 684 shares related to its Convertible Debentures in its diluted weighted-average common shares outstanding.  Such shares were excluded from the three months ended March 31, 2006 calculation, as they were anti-dilutive.  The Company has not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debentures mature, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

(2) Acquisitions

In conjunction with the purchase of substantially all of the online assets of EssNet AB (“EssNet”) in March of 2006, the Company recorded approximately $27 million in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration. The table below summarizes the payments made to date, adjustments and the balance of the accrued integration costs from the closing date to March 31, 2007.

				Accrued			Accrued
	Accrued		Adjustments	Balance		Adjustments	Balance
	Costs at		to	December 31,		to	March 31,
	Closing	Payments	Goodwill	2006	Payments	Goodwill	2007
Severance pay and benefits	$17,644	(6,576)	(7,818)	3,250	(1,107)	234	2,377
Lease termination	1,475	(570)	11	916	(191)	39	764
Contractual obligations	7,598	(4,536)	2,320	5,382	(398)	4,075	9,059
	$26,717	(11,682)	(5,487)	9,548	(1,696)	4,348	12,200

(3) Operating Segment Information

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

The Printed Products Group provides instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and includes prepaid phone cards for cellular phone service providers. In addition, as a result of the acquisition of 80% of the common stock of International Lotto Corp., SRL (“ILC”) in December 2006, Printed Products now has an agreement with certain charities in Peru which gives the Company the right to participate in the operation of a lottery in Peru.  The Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  The Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry.  The product offerings include fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals.

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three month periods ended March 31, 2006 and 2007, by current reportable segments. Corporate expenses, including interest expense, other income, and corporate depreciation and amortization are not allocated to the reportable segments.

	Three Months Ended March 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$93,579	52,717	30,664	176,960
Sales revenues	14,121	14,699	2,349	31,169
Total revenues	107,700	67,416	33,013	208,129

Cost of services (exclusive of depreciation and amortization)	46,291	27,673	20,984	94,948
Cost of sales (exclusive of depreciation and amortization)	10,773	11,592	2,179	24,544
Selling, general and administrative expenses	11,356	7,449	2,441	21,246
Depreciation and amortization	5,185	10,493	3,396	19,074
Segment operating income	$34,095	10,209	4,013	48,317
Unallocated corporate costs				$11,364
Consolidated operating income				$36,953

	Three Months Ended March 31, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$104,631	54,331	52,031	210,993
Sales revenues	9,262	11,049	10,962	31,273
Total revenues	113,893	65,380	62,993	242,266

Cost of services (exclusive of depreciation and amortization)	55,662	29,391	31,694	116,747
Cost of sales (exclusive of depreciation and amortization)	7,624	6,238	8,623	22,485
Selling, general and administrative expenses	11,481	7,997	5,348	24,826
Depreciation and amortization	8,400	14,131	6,322	28,853
Segment operating income	$30,726	7,623	11,006	49,355
Unallocated corporate costs				$14,544
Consolidated operating income				$34,811

The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period:

	Three Months Ended March 31,
	2006	2007
Reported segment operating income	$48,317	$49,355
Unallocated corporate costs	(11,364)	(14,544)
Consolidated operating income	36,953	34,811
Interest expense	(7,202)	(12,892)
Other income	643	390
Equity in income of joint venture	1,576	11,878
Income before income tax expense	$31,970	$34,187

In evaluating financial performance, the Company focuses on operating profit as a segment’s measure of profit or loss. Operating income is before interest income, interest expense, equity in net income in joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except for accounting for income tax contingencies (see “Critical Accounting Policies” in this Form 10-Q for the three months ended March 31, 2007 and Note 1 of the Company’s Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

(4) Equity Investments in Joint Ventures

The Company is a member of Consorzio Lotterie Nazionali, a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, the Company is a supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations.  The Company accounts for this investment using the equity method of accounting.  For the three months ended March 31, 2006 and 2007, the Company recorded income of approximately $1,674 and $11,563, respectively, representing its share of the earnings of the consortium for the indicated periods.

Effective February 28, 2007, the Company sold its racing communications business and its 70% interest in NASRIN, its data communications business, to Roberts Communications Network, LLC (“RCN”) in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services.  Since the date of acquisition, the Company’s share of the earnings of RCN is reflected in the caption “Equity in net income of joint ventures” in the Consolidated Statements of Income. The Company’s carrying value in RCN, which is equal to the carrying value of the assets exchanged, is reflected in the caption “Other assets and investments” in the Consolidated Balance Sheets. The interest in RCN is not material to the Company’s operations.

(5) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three month periods ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
Net income	$22,370	$24,759
Other comprehensive income (loss)
Foreign currency translation gain	740	1,720
Unrealized gain (loss) on investments	(775)	114
Other comprehensive income (loss)	(35)	1,834
Comprehensive income	$22,335	$26,593

(6) Inventories

Inventories consist of the following:

	December 31,	March 31,
	2006	2007
Parts and work-in-process	$23,517	$25,742
Finished goods	35,947	38,496
	$59,464	$64,238

Point of sale terminals manufactured by the Company may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(7) Long-Term Debt

During January 2007, the Company amended its existing credit agreement dated as of December 31, 2004, as amended and restated as of July 7, 2006 to provide for a new $200,000 senior secured term loan (the “Term Loan E”) and to make certain other changes (as amended in January 2007, the “January 2007 Amended and Restated Credit Agreement”). The proceeds from the Term Loan E were used to pay down approximately $188,000 of borrowings under the Company’s revolving credit facility due 2009 (the “Revolver”).  The Company paid approximately $600 to certain financial institutions for the January Amendment plus legal and other fees and costs.  The January 2007 Amended and Restated Credit Agreement will terminate on December 23, 2009.

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

The January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of the Company’s interest in the capital stock of the 100%-owned first-tier foreign subsidiaries of the Company; and (iii) all inter-company indebtedness owing between the Company and its 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of the Company’s direct and indirect 100%-owned domestic subsidiaries.

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

The Company was in compliance with its covenants as of March 31, 2007.

On March 31, 2007, the Company had approximately $249,321 available for additional borrowing or letter of credit issuance under the Revolver under the January 2007 Amended and Restated Credit Agreement.  There were no borrowings and $50,679 in outstanding letters of credit under the Revolver as of March 31, 2007.

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2006 and March 31, 2007.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2006
Amortizable intangible assets:
Patents	13	$8,839	(1,207)	7,632
Customer lists	11	28,705	(12,179)	16,526
Customer service contracts	15	3,691	(1,889)	1,802
Licenses	10	49,751	(12,611)	37,140
Intellectual property	4	21,622	(4,115)	17,507
Lottery contracts	5	34,747	(19,889)	14,858
	9	147,355	(51,890)	95,465
Non-amortizable intangible assets:
Trade name		38,115	(2,118)	35,997
Connecticut off-track betting system operating right		34,108	(8,319)	25,789
		72,223	(10,437)	61,786
Total intangible assets		$219,578	(62,327)	157,251

Balance as of March 31, 2007
Amortizable intangible assets:
Patents	13	$8,853	(1,356)	7,497
Customer lists	11	28,798	(13,213)	15,585
Customer service contracts	15	3,733	(1,972)	1,761
Licenses	10	51,811	(14,343)	37,468
Intellectual property	4	21,717	(5,466)	16,251
Lottery contracts	5	34,782	(21,710)	13,072
	9	149,694	(58,060)	91,634
Non-amortizable intangible assets:
Trade name		38,142	(2,118)	36,024
Connecticut off-track betting system operating right		34,158	(8,319)	25,839
		72,301	(10,438)	61,863
Total intangible assets		$221,995	(68,498)	153,497

The aggregate intangible amortization expense for the three month periods ended March 31, 2006 and 2007 was approximately $2,700 and $7,300, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2006 to March 31, 2007.  In 2007, the Company recorded (a) a $1,113 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Games Media Limited (“Games Media”), (b) a $4,218 increase in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of most of the online lottery assets of EssNet, (c) a $624 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of 80% of the common stock of ILC, (d) a $136 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Printpool Honsel GmbH (“Honsel”), (e) a $17 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with certain other acquisitions and (f) an increase in goodwill of $2,162 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2006	$259,710	184,509	189,511	633,730
Adjustments	970	5,233	2,067	8,270
Balance as of March 31, 2007	$260,680	189,742	191,578	642,000

(9) Pension and Other Post-Retirement Plans

The Company has two defined benefit pension plans. It has a defined benefit plan for its U.S. based union employees. Retirement benefits under this plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. It also has a defined benefit plan for its U.K. based union employees. Retirement benefits under the U.K. plan are based on an employee’s average compensation over the two years preceding retirement. The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three month periods ended March 31, 2006 and 2007.

	Three Months Ended March 31,
	2006	2007
Components of net periodic pension benefit cost:
Service cost	$547	$476
Interest cost	551	776
Expected return on plan assets	(562)	(869)
Amortization of actuarial gains/losses	289	241
Amortization of prior service costs	6	11
Net periodic cost	$831	$635

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement.  Under the plan, participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 6% of participant contributions for a match of up to 3% of eligible compensation.  The Company has a 401(k) plan for all union employees which does not provide for Company contributions.

(10) Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of approximately $1,376, which was accounted for as a reduction to the Company’s accumulated earnings as of January 1, 2007.   The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $4,113.   Of this amount, approximately $3,607, if recognized, would be included in the Company’s statement of operations and have an impact on the Company’s effective tax rate. Also as a result of the implementation of FIN 48, the Company recognized accrued interest related to unrecognized tax benefits of $120, which was accounted for as a reduction to the Company’s accumulated earnings as of January 1, 2007.  The Company recognizes interest accrued for unrecognized tax benefits in interest expense and recognizes penalties in income tax expense.  As of the date of adoption of FIN 48, the Company had accrued approximately $259 for the payment of interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The Company does not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.  In the event of subsequent recognition, the entire amount recognized would impact the effective tax rate.

The effective tax rates for the three months ended March 31, 2006 and 2007 of 30.0% and 27.6%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in the Company’s earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(11) Stockholders’ Equity

As of March 31, 2007, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

The Company has two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting.  Each share of Class B common stock is convertible into one share of Class A common stock.  The following demonstrates the change in the number of Class A common shares outstanding during the fiscal year ended December 31, 2006 and during the three months ended March 31, 2007:

	December 31,	March 31,
	2006	2007
Shares issued and outstanding as of beginning of period	89,869	91,628
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	2,054	882
Other shares issued	29	—
Shares repurchased into treasury stock	(324)	—
Shares issued and outstanding as of end of period	91,628	92,510

On December 15, 2006, the Company entered into a licensing agreement with Hasbro, Inc. (“Hasbro”) for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, on February 28, 2007, the Company issued to Hasbro warrants (the “Warrants”) to purchase 40 shares of the Company’s Class A common stock for $32.98 per share. The Warrants may be exercised at any time before February 28, 2012. The fair value of the Warrants on the date of grant was $480. Such amount is reflected in the caption “Other assets and investments” in the Consolidated Balance Sheets.

(12) Stock-Based Compensation

As of March 31, 2007, the Company had approximately 1,808 share options or restricted stock units authorized to be granted under its equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the three months ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Options outstanding as of December 31, 2006	6,972	6.3	$16.89	$117,732
Granted	635		33.86	—
Exercised	(810)		11.54	16,509
Canceled	(14)		26.01	—
Options outstanding as of March 31, 2007	6,783	6.7	$19.10	$93,156

Options excercisable as of March 31, 2007	3,194	4.9	$11.00	$69,733

Weighted-average per share fair value of options granted during the three months ended:
March 31, 2007	$13.70

For the three months ended March 31, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $3,700 and $3,900 respectively, related to the vesting of stock options and the related tax benefit of approximately $1,700 and $1,100 respectively.  As of March 31, 2007, the Company had unearned compensation of approximately $31,400 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in restricted stock units outstanding under the Company’s equity compensation plans during the three months ended March 31, 2007 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share

Non-vested units as of December 31, 2006	977	$30.93
Granted	376	$33.54
Vested	(100)	$30.68
Canceled	(3)	$27.77
Non-vested units as of March 31, 2007	1,250	$31.74

For the three months ended March 31, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $700 and $3,200 respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $300 and $900 respectively.  As of March 31, 2007, the Company had unearned compensation of approximately $32,000 relating to restricted stock units that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries.  The 2004 Notes, the Convertible Debentures and the January 2007 Amended and Restated Credit Agreement are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100% owned Guarantor Subsidiaries and (iii) the 100% owned foreign subsidiaries and the non-100% owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2006 and March 31, 2007 and for the three months ended March 31, 2006 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the January 2007 Amended and Restated Credit Agreement, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.  Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	4,070	23,721	—	27,791
Accounts receivable, net	—	125,598	52,847	—	178,445
Inventories	—	45,801	14,088	(425)	59,464
Other current assets	36,937	20,511	21,554	—	79,002
Property and equipment, net	—	294,952	156,308	(600)	450,660
Investment in subsidiaries	574,579	194,556	130,743	(899,878)	—
Goodwill	183	302,144	331,403	—	633,730
Intangible assets	—	106,605	50,646	—	157,251
Other assets	43,630	109,738	25,947	(6,048)	173,267
Total assets	$655,329	1,203,975	807,257	(906,951)	1,759,610

Liabilities and stockholders’ equity
Current installments of long-term debt	$2,500	—	648	—	3,148
Current liabilities	15,779	90,423	84,594	79	190,875
Long-term debt, excluding current installments	912,000	—	1,253	—	913,253
Other non-current liabilities	5,069	86,652	32,529	6	124,256
Intercompany balances	(808,097)	740,091	68,006	—	—
Stockholders’ equity	528,078	286,809	620,227	(907,036)	528,078
Total liabilities and stockholders’ equity	$655,329	1,203,975	807,257	(906,951)	1,759,610

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2007

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	12,436	20,795	—	33,231
Accounts receivable, net	—	134,270	59,242	—	193,512
Inventories	—	47,528	17,135	(425)	64,238
Other current assets	22,052	23,427	23,995	—	69,474
Property and equipment, net	—	287,539	164,652	(600)	451,591
Investment in subsidiaries	642,549	196,719	145,550	(984,818)	—
Goodwill	183	302,149	339,668	—	642,000
Intangible assets	—	105,653	47,844	—	153,497
Other assets	43,889	126,257	34,007	(6,038)	198,115
Total assets	$708,673	1,235,978	852,888	(991,881)	1,805,658

Liabilities and stockholders’ equity
Current installments of long-term debt	$4,500	—	549	—	5,049
Current liabilities	29,316	71,160	89,740	79	190,295
Long-term debt, excluding current installments	917,875	—	1,146	—	919,021
Other non-current liabilities	5,070	85,370	32,164	6	122,610
Intercompany balances	(816,771)	753,409	63,362	—	—
Stockholders’ equity	568,683	326,039	665,927	(991,966)	568,683
Total liabilities and stockholders’ equity	$708,673	1,235,978	852,888	(991,881)	1,805,658

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	154,406	59,570	(5,847)	208,129
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	79,296	46,043	(5,847)	119,492
Selling, general and administrative expenses	5,051	22,176	5,223	(58)	32,392
Depreciation and amortization	—	14,580	4,712	—	19,292
Operating income	(5,051)	38,354	3,592	58	36,953
Interest expense	6,797	256	149	—	7,202
Other (income) deductions	—	(2,207)	55	(67)	(2,219)
Income (loss) before equity in income of subsidiaries, and income taxes	(11,848)	40,305	3,388	125	31,970
Equity in income (loss) of subsidiaries	44,031	—	—	(44,031)	—
Income tax expense	9,813	90	(303)	—	9,600
Net income	$22,370	40,215	3,691	(43,906)	22,370

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2007

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	159,929	84,657	(2,320)	242,266
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	86,493	54,960	(2,221)	139,232
Selling, general and administrative expenses	872	30,725	7,647	(99)	39,145
Depreciation and amortization	—	19,400	9,678	—	29,078
Operating income	(872)	23,311	12,372	—	34,811
Interest expense	12,551	274	67	—	12,892
Other income	(209)	(11,712)	(347)	—	(12,268)
Income (loss) before equity in income of subsidiaries, and income taxes	(13,214)	34,749	12,652	—	34,187
Equity in income (loss) of subsidiaries	46,654	—	—	(46,654)	—
Income tax expense	8,681	33	714	—	9,428
Net income	$24,759	34,716	11,938	(46,654)	24,759

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(5,228)	38,710	774	(92)	34,164

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(30,908)	(4,579)	—	(35,487)
Business acquisitions, net of cash acquired	—	—	(57,564)	—	(57,564)
Other assets and investments	(70,275)	(20,448)	7,680	62,835	(20,208)

Net cash provided by (used in) investing activities	(70,275)	(51,356)	(54,463)	62,835	(113,259)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	65,750	—	(314)	—	65,436
Net proceeds from stock issue	8,602	—	62,885	(62,885)	8,602
Excess tax benefit from equity-based compensation plans	2,814	—	—	—	2,814
Other, principally intercompany balances	(1,663)	3,909	(4,284)	2,038	—

Net cash provided by (used in) financing activities	75,503	3,909	58,287	(60,847)	76,852

Effect of exchange rate changes on cash	—	(100)	2,502	(1,896)	506

Increase (decrease) in cash and cash equivalents	—	(8,837)	7,100	—	(1,737)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942
Cash and cash equivalents, end of period	$—	6,738	30,467	—	37,205

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$5,667	14,457	10,296	—	30,420

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(8,860)	(17,148)	—	(26,008)
Business acquisitions, net of cash acquired	—	—	(336)	—	(336)
Other assets and investments	(20,263)	(8,355)	(22,624)	36,441	(14,801)

Net cash provided by (used in) investing activities	(20,263)	(17,215)	(40,108)	36,441	(41,145)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	7,875	—	(210)	—	7,665
Net proceeds from stock issue	8,360	5	36,436	(36,441)	8,360
Other, principally intercompany balances	(1,639)	11,119	(9,308)	(172)	—
Net cash provided by (used in) financing activities	14,596	11,124	26,918	(36,613)	16,025

Effect of exchange rate changes on cash	—	—	(32)	172	140

Increase (decrease) in cash and cash equivalents	—	8,366	(2,926)	—	5,440
Cash and cash equivalents, beginning of period	—	4,072	23,719	—	27,791
Cash and cash equivalents, end of period	$—	12,438	20,793	—	33,231

(14) Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-5 Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”).  EITF 06-5 addresses determining the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4 and requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than solely the cash surrender value in determining the amount that could be realized under the insurance contract. Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. The accounting provisions of EITF 06-5 became effective on January 1, 2007. The adoption of EITF 06-5 had no impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

(15) Subsequent Event

On May 1, 2007, the Company acquired Oberthur Gaming Technologies (“OGT”).  OGT is a leading manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada; Sydney, Australia and San Antonio, Texas.  The purchase price was approximately $100,000 (approximately one-third of which is attributable to U.S. assets), subject to certain adjustments.  The Company expects its acquisition of OGT will allow it to strengthen its international presence in Canada and Australia and offer its customers an expanded array of products and services.  The Company has financed the acquisition through borrowings under its Revolver.  OGT will be included in the Printed Products segment beginning in the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”), for the three months ended March 31, 2007, compared to the corresponding period in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period.  The acquisition of most of the online lottery assets of EssNet AB (“EssNet”) in March 2006, the acquisitions of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) and The Global Draw Limited and certain related companies (“Global Draw”) in April 2006, and the acquisitions of Games Media Limited (“Games Media”) and International Lotto Corp., SRL (“ILC”) in December 2006, affect the comparability of operations for the three month periods ended March 31, 2006 and 2007 (see Note 3 of the Company’s Notes to the Consolidated Financial Statements in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006).

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

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and The World Series of Poker®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

Lottery Systems Group

Our lottery systems business includes the supply of transaction processing software for the accounting and validation of instant ticket, online and video lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and operation of credit card processing systems.

On March 22, 2006, we acquired substantially all of the online lottery assets of Swedish firm EssNet which specializes in online lottery systems and terminals to run online lotteries, sports betting, instant tickets and mobile games on a national level. EssNet’s lottery customers include seven states in Germany, the national lottery of Norway, Golden Casket and Tattersall’s Lottery in Australia, and other national lotteries.  The purchase price was approximately $60 million in cash.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry.  Our product offering includes fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of FOBTs and monitor games to licensed bookmakers, primarily in the United Kingdom (“U.K.”) and Austria; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media, our AWP and SWP terminal supplier in the U.K. public house market, and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

Effective February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC (“RCN”) in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services.   The acquisition of the interest in RCN was not material to our operations.

On December 22, 2006, we acquired Games Media. The purchase price was approximately $25 million (subject to adjustment), plus an earn-out based on the future performance of the business.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following analysis compares the results of operations for the quarter ended March 31, 2007 to the results of operations for the quarter ended March 31, 2006.

Overview

Revenue Analysis

For the quarter ended March 31, 2007, total revenue was $242.3 million compared to $208.1 million for the quarter ended March 31, 2006, an increase of $34.2 million or 16%. Our service revenue for the quarter ended March 31, 2007 was $211.0 million compared to $177.0 million for the quarter ended March 31, 2006, an increase of $34.0 million, or 19%. The increase is primarily attributable to the acquisitions of EssNet in March 2006 and Global Draw in April 2006 and increased sales of instant lottery tickets.  Our sales revenue for the three months ended March 31, 2007 was $31.3 million compared to $31.2 million in the prior year quarter, an increase of $0.1 million. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006, partially offset by a reduction in terminal sales and a decrease in phone card sales.

Expense Analysis

Cost of services of $116.7 million for the quarter ended March 31, 2007 were $21.8 million or 23% higher than for the quarter ended March 31, 2006. The increase is primarily related to the acquisitions of EssNet and Global Draw and higher costs associated with increased ticket sales.  Cost of sales of $22.5 million for the quarter ended March 31, 2007 were $2.0 million or 8% lower than the quarter ended March 31, 2006 reflecting a change in the mix of product sales.

Selling, general and administrative expenses of $39.1 million for the quarter ended March 31, 2007 were $6.7 million or 21% higher than for the quarter ended March 31, 2006. This increase was primarily related to the acquisitions of EssNet, Global Draw and Games Media and higher incentive compensation costs incurred in the quarter ended March 31, 2007, partially offset by cost savings associated with employee reduction initiatives in 2006.

Depreciation and amortization expense of $29.1 million for the quarter ended March 31, 2007 increased $9.8 million from the same period in 2006, primarily due to the acquisition of Global Draw and the amortization of deferred installation costs on Lottery Systems contracts and licensed properties acquired during 2006.

Interest expense of $12.9 million for the quarter ended March 31, 2007 increased $5.7 million or 79% from the same period in 2006, primarily attributable to higher market rates on our floating rate debt and increased borrowings to fund our purchases of EssNet, Global Draw and Games Media.

Equity in net income of joint ventures primarily reflects our share of the net income of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery. For the quarter ended March 31, 2007, our share of the Italian consortium’s net income totaled $11.6 million compared to $1.7 million in the quarter ended March 31, 2006. The increase in income for the quarter ended March 31, 2007 reflects the continued growth of instant ticket sales in Italy.

Income tax expense was $9.4 million for the quarter ended March 31, 2007 and $9.6 million for the quarter ended March 31, 2006.  The effective income tax rate for the quarter ended March 31, 2007 and 2006 was approximately 27.6% and 30.0% respectively.  The decrease in the effective income tax rate was primarily due to lower tax rates applicable to the increase in our earnings from operations outside the United States.

Segment Overview

Printed Products

For the quarter ended March 31, 2007, total revenue for Printed Products was $113.9 million compared to $107.7 million in the quarter ended March 31, 2006, an increase of $6.2 million or 6%. For the quarter ended March 31, 2007, service revenue for Printed Products was $104.6 million compared to $93.6 million in the corresponding period in the prior year, an increase of $11.0 million, or 12%. The increase was primarily attributable to increased sales of instant lottery tickets.

Printed Products sales revenue for the quarter ended March 31, 2007, was $9.3 million compared to $14.1 million for the quarter ended March 31, 2006, a decrease of $4.8 million, or 34%. The decrease was primarily the result of decreased phone card sales prices and quantities reflecting a continuing market driven shift to lower priced products.

Cost of services of $55.7 million for the quarter ended March 31, 2007 were $9.4 million or 20% higher than from the same period in 2006. This increase is due to higher operating costs as a result of increased ticket sales and costs associated with the acquisition of ILC.  Cost of sales of $7.6 million for the quarter ended March 31, 2007 were $3.2 million or 30% lower than the quarter ended March 31, 2006 primarily due to decreased phone card sales revenues.

Selling, general and administrative expenses of $11.5 million for the quarter ended March 31, 2007 were $0.1 million or 1% higher than in the quarter ended March 31, 2006.

Depreciation and amortization expense of $8.4 million for the quarter ended March 31, 2007 increased $3.2 million or 62%, as compared to the quarter ended March 31, 2006, primarily due to amortization of acquired licensed properties, new equipment for our U.S. manufacturing business and the acquisition of ILC in December 2006.

Lottery Systems

For the quarter ended March 31, 2007, total revenue for Lottery Systems was $65.4 million compared to $67.4 million in the quarter ended March 31, 2006, a decrease of $2.0 million, or 3%. Lottery Systems service revenue for the quarter ended March 31, 2007 was $54.3 million compared to $52.7 million for the quarter ended March 31, 2006, an increase of $1.6 million, or 3%. The increase was primarily due to the acquisition of EssNet ($3.4 million) and increased international lottery sales, partially offset by the absence of a large Powerball jackpot that occurred in the quarter ended March 31, 2006.

Lottery Systems sales revenue for the quarter ended March 31, 2007 was $11.0 million compared to $14.7 million for the quarter ended March 31, 2006, a decrease of $3.7 million, or 25%. The decrease was primarily due to the absence of a one-time sale of terminals in Germany that accounted for $8.2 million of revenue in the quarter ended March 31, 2006, partially offset by a $5.2 million sale of ticket checker machines in Canada.  Add-on sales of terminals and other equipment continue to suffer from legislative uncertainty in the German market.

Cost of services of $29.4 million for the quarter ended March 31, 2007 was $1.7 million or 6% higher than in the quarter ended March 31, 2006. This increase is due to additional operating costs as a result of the acquisition of EssNet and increased international lottery sales, partially offset by incremental costs associated with a large Powerball jackpot during the quarter ended March 31, 2006.  Cost of sales of $6.2 million for the quarter ended March 31, 2007 were $5.4 million or 47% lower than during the quarter ended March 31, 2006 reflecting a reduction in terminal and software sales and a decrease in phone card sales, partially offset by increased sales of ticket checker machines in Canada.

Selling, general and administrative expenses of $8.0 million for the quarter ended March 31, 2007 were $0.6 million or 8% higher than in the quarter ended March 31, 2006 primarily due to increased incentive compensation cost, partially offset by reduced costs associated with cost reduction initiatives that occurred in 2006.

Depreciation and amortization expense of $14.1 million for the quarter ended March 31, 2007 increased $3.6 million or 34%, as compared to the quarter ended March 31, 2006, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico and the acquisition of EssNet.

Diversified Gaming

For the quarter ended March 31, 2007, total revenue for Diversified Gaming was $63.0 million compared to $33.0 million in the quarter ended March 31, 2006, an increase of $30.0 million, or 91%. Diversified Gaming service revenue for the first quarter of 2007 was $52.0 million compared to $30.7 million from the quarter ended March 31, 2006, an increase of $21.3 million, or 69%. The increase in service revenues primarily reflects the acquisitions of Global Draw ($19.7 million) in April 2006 and Shoreline ($2.1 million) in April 2006, partially offset by the sale of our racing communications business ($1.0 million) in March 2007.

The Diversified Gaming sales revenue for the quarter ended March 31, 2007 was $11.0 million compared to $2.3 million in the same fiscal quarter in the prior year, an increase of $8.7 million.  The increase was primarily due to the acquisition of Games Media ($10.3 million) in December 2006, partially offset by lower pari-mutuel equipment sales in 2007 ($1.9 million).

Cost of services of $31.7 million for the quarter ended March 31, 2007 were $10.7 million or 51% higher than the quarter ended March 31, 2006. This increase is primarily due to the acquisitions of Global Draw in April 2006 and Shoreline in April 2006.  Cost of sales of $8.6 million for the quarter ended March 31, 2007 were $6.4 million higher than the quarter ended March 31, 2006 due to the acquisition of Games Media in December 2006, partially offset by lower pari-mutuel sales in 2007.

Selling, general and administrative expenses of $5.3 million for the quarter ended March 31, 2007 were $2.9 million higher than in the quarter ended March 31, 2006. This increase is primarily due to the acquisition of Global Draw in April 2006 and Games Media in December 2006.

Depreciation and amortization expense, including amortization of service contract software, of $6.3 million for the quarter ended March 31, 2007 increased $2.9 million as compared to the quarter ended March 31, 2006, primarily due to the increased depreciation resulting from the acquisition of Global Draw in April 2006.

Critical Accounting Policies

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48.  Previous to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with the SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  See Note 10 to the Consolidated Financial Statements in this Form 10-Q for additional information on FIN 48.

There have been no other material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity, Capital Resources and Working Capital

During January 2007, we amended our existing credit agreement dated as of December 31, 2004, as amended and restated as of July 7, 2006 to provide for a new $200,000 senior secured term loan (the “Term Loan E”) and to make certain other changes (as amended in January 2007, the “January 2007 Amended and Restated Credit Agreement”). The proceeds from the Term Loan E were used to pay down approximately $188 million of borrowings under our revolving credit facility due 2009 (the “Revolver”).  We paid approximately $0.6 million to certain financial institutions for the January Amendment plus legal and other fees and costs.  The January 2007 Amended and Restated Credit Agreement will terminate on December 23, 2009.

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

Our January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst our Company and our 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

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

•                                          A maximum Consolidated Senior Debt Ratio as follows:

2.50 through December 31, 2006

2.60 from January 1, 2007 to March 31, 2007

2.50 from April 1, 2007 through December 23, 2009

Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, the amount of our 6.25% senior subordinated notes due 2012 and the Convertible Debentures determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

We were in compliance with the covenants as of March 31, 2007.

On March 31, 2007, we had approximately $249.3 million available for additional borrowing or letter of credit issuance under the Revolver under the January 2007 Amended and Restated Credit Agreement.  There were no borrowings and $50.7 million in outstanding letters of credit under the Revolver as of March 31, 2007.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the consolidated statements of income. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow.  The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives.  During the remainder of fiscal 2007, we expect to replace approximately 6,000 and 7,000 existing pari-mutuel and fixed odds betting terminals, respectively, for a total cost of approximately $47 million. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

On May 1, 2007, we acquired Oberthur Gaming Technologies (“OGT”) for $100 million. We financed the acquisition through borrowings under our Revolver.

As of March 31, 2007, our available cash and borrowing capacity totaled $282.6 million compared to $82.4 million as of December 31, 2006. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $5.4 million increase in our available cash from the December 31, 2006 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2007 of $30.4 million along with $7.7 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $40.8 million and acquisition related payments of $0.3 million and the effects of exchange rates. The $30.4 million of net cash provided by operating activities is derived from approximately $51.1 million of net cash provided by operations offset by approximately $20.7 million from changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory, and a decrease in accounts payable, partially offset by an increase in accrued interest and other current liabilities. Capital expenditures of $2.5 million in the three months ended March 31, 2007 are less than similar expenditures totaling $4.2 million in the corresponding period in 2006. Wagering system expenditures totaled $23.5 million in the three months ended March 31, 2007, compared to $31.2 million in the corresponding period in 2006, and consisted primarily of new lottery contracts in Mexico, Michigan and Maryland and fixed odds betting terminals related to Global Draw contracts with its customers. Other intangible assets and software expenditures during the three months ended March 31, 2007 consisted primarily of licensed properties, lottery contracts in Mexico, Michigan and Maryland and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the January 2007 Amended and Restated Credit Agreement.

We believe that our cash flow from operations, available cash and available borrowing capacity under the January 2007 Amended and Restated Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

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

Recent Developments

On May 1, 2007, we acquired Oberthur Gaming Technologies (“OGT”).  OGT is a leading manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada; Sydney, Australia and San Antonio, Texas.  The purchase price was approximately $100 million (approximately one-third of which is attributable to U.S. assets), subject to certain adjustments.  We expect our acquisition of OGT will allow us to strengthen our international presence in Canada and Australia and offer our customers an expanded array of products and services.  We financed the acquisition through borrowings under our Revolver.  OGT will be included in the Printed Products segment beginning in the second quarter of 2007.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 06-05 Accounting for Purchases of Life Insurance – Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin 85-4 (“EITF 06-5”).  EITF 06-5 addresses determining the amount that could be realized under a life insurance contract in accordance with Technical Bulletin 85-4 and requires a policyholder to consider any additional amounts included in the contractual terms of the policy other than solely the cash surrender value in determining the amount that could be realized under the insurance contract. Policyholders should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. The accounting provisions of EITF 06-5 became effective on January 1, 2007. The adoption of
EITF 06-5 had no impact on our consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. (“Hasbro”) for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, on February 28, 2007, we issued to Hasbro warrants to purchase 40,000 shares of our Class A common stock for $32.98 per share (the “Warrants”). The Warrants may be exercised at any time before February 28, 2012.  The securities were issued in a private transaction in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  The shares underlying the Warrants were included in a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 30, 2007 (Registration No. 333-141720).

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2007 - 1/31/2007	—	$—	—	$190.2 million
2/1/2007 - 2/28/2007	27,734	$33.20	—	$190.2 million
3/1/2007 - 3/31/2007	194	$32.77	—	$190.2 million
Total	27,928	$33.20	—	$190.2 million

(1)         The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock awards during the three months ended March 31, 2007.

(2)         On November 2, 2006, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market through December 31, 2007, shares of our outstanding common stock in an aggregate amount up to $200 million. The timing and amount of purchases will be determined by our management based on its evaluation of market conditions, share price and other factors.  The stock repurchase program may be discontinued at any time.  There were no shares repurchased as part of the publicly announced repurchase program during the three months ended March 31, 2007.

Item 6.  Exhibits

Exhibit Number
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

10.3	Employment Agreement dated March 1, 2007 by and between the Company and Stephen L. Gibbs. (†) *

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

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

Dated: May 10, 2007

INDEX TO EXHIBITS

Exhibit Number
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

10.3	Employment Agreement dated March 1, 2007 by and between the Company and Stephen L. Gibbs. (†) *

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

* Management contracts and compensation plans and arrangements.

(†) Filed herewith.