Form 10-Q
period 2007-06-30
SCIENTIFIC GAMES CORP
filed 2007-08-09
CIK 750004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

{Mark One}

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2007:

Class A Common Stock:	92,708,518
Class B Common Stock:	None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED JUNE 30, 2007

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual outcomes may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and June 30, 2007
(Unaudited, in thousands, except per share amounts)

PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

	December 31,	June 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,791	$27,811
Accounts receivable, net of allowance for doubtful accounts of $5,703 and $7,168 as of December 31, 2006 and June 30, 2007, respectively	178,445	203,411
Inventories	59,464	82,591
Deferred income taxes, current portion	8,960	10,852
Prepaid expenses, deposits and other current assets	70,042	56,565
Total current assets	344,702	381,230
Property and equipment, at cost	803,089	884,226
Less accumulated depreciation	(352,429)	(360,578)
Net property and equipment	450,660	523,648
Goodwill, net	633,730	708,522
Intangible assets, net	157,251	152,580
Other assets and investments	173,267	216,994
Total assets	$1,759,610	$1,982,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$3,148	$4,977
Accounts payable	60,566	59,156
Accrued liabilities	130,309	152,806
Total current liabilities	194,023	216,939
Deferred income taxes	43,143	45,744
Other long-term liabilities	81,113	80,270
Long-term debt, excluding current installments	913,253	1,028,295
Total liabilities	1,231,532	1,371,248
Commitments and contingencies
Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 91,628 and 92,764 shares issued and outstanding as of December 31, 2006 and June 30, 2007, respectively	916	927
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	477,261	498,144
Accumulated earnings	33,452	83,822
Treasury stock, at cost, 1,140 shares held as of December 31, 2006 and June 30, 2007	(19,442)	(19,442)
Accumulated other comprehensive income	35,891	48,275
Total stockholders’ equity	528,078	611,726
Total liabilities and stockholders’ equity	$1,759,610	$1,982,974

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 2006 and 2007
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2007
Operating revenues:
Services	$206,809	$234,661
Sales	32,828	34,916
	239,637	269,577
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	113,461	129,698
Cost of sales (exclusive of depreciation and amortization)	24,382	26,456
Selling, general and administrative expenses	35,346	40,495
Depreciation and amortization	23,525	32,256
Operating income	42,923	40,672
Other (income) expense:
Interest expense	11,115	14,274
Equity in earnings of joint ventures	(3,157)	(11,401)
Other (income) expense, net	(226)	347
	7,732	3,220
Income before income tax expense	35,191	37,452
Income tax expense	10,214	10,345
Net income	$24,977	$27,107
Basic and diluted net income per share:
Basic net income per share	$0.27	$0.29
Diluted net income per share	$0.26	$0.28
Weighted-average number of shares used in per share calculations:
Basic shares	91,202	92,581
Diluted shares	95,989	96,280

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2006 and 2007
(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2007
Operating revenues:
Services	$383,769	$445,654
Sales	63,997	66,189
	447,766	511,843
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	208,409	246,445
Cost of sales (exclusive of depreciation and amortization)	48,926	48,941
Selling, general and administrative expenses	67,738	79,640
Depreciation and amortization	42,817	61,335
Operating income	79,876	75,482
Other (income) expense:
Interest expense	18,317	27,166
Equity in earnings of joint ventures	(4,733)	(23,279)
Other income, net	(869)	(44)
	12,715	3,843
Income before income tax expense	67,161	71,639
Income tax expense	19,814	19,773
Net income	$47,347	$51,866
Basic and diluted net income per share:
Basic net income per share	$0.52	$0.56
Diluted net income per share	$0.50	$0.54
Weighted-average number of shares used in per share calculations:
Basic shares	90,687	92,289
Diluted shares	94,992	95,605

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2007
(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2007
Net cash provided by operating activities	$90,199	$93,411
Cash flows from investing activities:
Capital expenditures	(8,516)	(18,320)
Wagering system expenditures	(71,954)	(62,572)
Other intangible assets and software expenditures	(24,502)	(18,613)
Change in other assets and liabilities, net	(9,696)	(20,083)
Business acquisitions, net of cash acquired	(267,010)	(101,893)
Net cash used in investing activities	(381,678)	(221,481)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	182,500	110,500
Net proceeds (repayments) of long-term debt	94,680	6,361
Excess tax benefit from equity-based compensation plan	4,082	—
Net proceeds from issuance of common stock	11,540	10,814
Net cash provided by financing activities	292,802	127,675
Effect of exchange rate changes on cash and cash equivalents	(6,110)	415
Increase (decrease) in cash and cash equivalents	(4,787)	20
Cash and cash equivalents, beginning of period	38,942	27,791
Cash and cash equivalents, end of period	$34,155	$27,811

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1)   Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of June 30, 2007, the consolidated statements of income for the three and six months ended June 30, 2006 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007, have been prepared by Scientific Games Corporation (together with its consolidated subsidiaries, the “Company”) without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2006 and 2007 and its cash flows for the six months ended June 30, 2006 and 2007 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Income (numerator)
Net income	$24,977	$27,107	$47,347	$51,866
Shares (denominator)
Basic weighted-average common shares outstanding	91,202	92,581	90,687	92,289
Effect of dilutive securities-stock rights	2,793	2,142	2,889	2,193
Effect of dilutive shares related to convertible debentures	1,994	1,557	1,416	1,123
Diluted weighted-average common shares outstanding	95,989	96,280	94,992	95,605
Basic and diluted per share amounts
Basic net income per share	$0.27	$0.29	$0.52	$0.56
Diluted net income per share	$0.26	$0.28	$0.50	$0.54

The weighted-average diluted shares outstanding for the three and six month periods ended June 30, 2007 excludes the effect of approximately 1,368 and 2,494 out-of-the-money options, respectively, as their

(1)   Consolidated Financial Statements (Continued)

effect would be anti-dilutive. The weighted-average diluted shares outstanding for the three and six month periods ended June 30, 2006 excludes the effect of approximately 185 and 130 out-of-the-money options, respectively, as their effect would be anti-dilutive.

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

During the first and second quarters of 2007, the average price of the Company’s common stock exceeded the specified conversion price. For the three and six months ended June 30, 2007, the Company has included 1,557 and 1,123 shares, respectively, related to its Convertible Debentures in its diluted weighted-average common shares outstanding. For the three and six months ended June 30, 2006, the Company has included 1,994 and 1,416 shares, respectively, related to its Convertible Debentures in its diluted weighted-average common shares outstanding. The Company has not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debentures mature, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

(2)   Acquisitions

On May 1, 2007, the Company acquired Oberthur Gaming Technologies and related companies (“OGT”). OGT is a manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada; Sydney, Australia and San Antonio, Texas. The purchase price was approximately $102,000 (approximately one-third of which is attributable to U.S. assets), subject to certain adjustments. The Company expects its acquisition of OGT will allow it to strengthen its international presence in Canada, Europe and Australia and offer its customers an expanded array of products and services. The Company financed the acquisition through borrowings under its revolving credit facility. Approximately $20,000 of the preliminary goodwill of approximately $59,000 resulting from the acquisition of OGT will be deductible for tax purposes. The operating results of OGT have been included in the Company’s Printed Products segment and have been consolidated in the Company’s statement of operations since the date of acquisition.

In conjunction with the purchase of substantially all of the online lottery assets of EssNet AB (“EssNet”) in March of 2006, the Company recorded approximately $26,717 in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration. The table below summarizes the payments made to date, adjustments and the balance of the accrued integration costs from December 31, 2006 to June 30, 2007:

	Severance
	Pay and	Lease	Contractual	Total
	Benefits	Terminations	Obligations	Liability
Accrued costs as of December 31, 2006	$3,250	916	5,382	9,548
Payments	(1,107)	(191)	(398)	(1,696)
Adjustments to goodwill	234	39	4,075	4,348
Accrued costs as of March 31, 2007	$2,377	764	9,059	12,200
Payments	(1,149)	(193)	(518)	(1,860)
Accrued costs as of June 30, 2007	$1,228	571	8,541	10,340

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

The Printed Products Group provides lotteries with instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and manufactures prepaid phone cards for cellular phone service providers. In addition, as a result of the acquisition of 80% of the common stock of International Lotto Corp., SRL (“ILC”) in December 2006, Printed Products now has an agreement with certain charities in Peru under which the Company participates in the operation of a lottery in Peru. The Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products. The Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include fixed odds betting terminals (“FOBTs”), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals and pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

Subsequent to the issuance of the 2006 financial statements management determined that certain EssNet sales revenues of approximately $7,400 and EssNet cost of sales of approximately $5,100 were classified as service revenues and cost of services in the Lottery Systems Group during the three and six months ended June 30, 2006 periods. Accordingly the amounts have been revised in the following presentation.

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and six month periods ended June 30, 2006 and 2007, by current reportable segments. Corporate expenses, including interest expense, other income, and corporate depreciation and amortization are not allocated to the reportable segments.

	Three Months Ended June 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$100,615	49,236	56,958	206,809
Sales revenues	11,818	19,832	1,178	32,828
Total revenues	112,433	69,068	58,136	239,637
Cost of services (exclusive of depreciation and amortization)	52,695	28,560	32,206	113,461
Cost of sales (exclusive of depreciation and amortization)	9,206	13,995	1,181	24,382
Selling, general and administrative expenses	10,849	8,079	4,534	23,462
Depreciation and amortization	6,141	11,041	6,099	23,281
Segment operating income	$33,542	7,393	14,116	55,051
Unallocated corporate costs				$12,128
Consolidated operating income				$42,923

(3)   Operating Segment Information (Continued)

	Three Months Ended June 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$126,951	52,812	54,898	234,661
Sales revenues	10,094	10,466	14,356	34,916
Total revenues	137,045	63,278	69,254	269,577
Cost of services (exclusive of depreciation and amortization)	70,868	28,077	30,753	129,698
Cost of sales (exclusive of depreciation and amortization)	8,380	5,888	12,188	26,456
Selling, general and administrative expenses	15,724	7,338	5,214	28,276
Depreciation and amortization	10,123	15,225	6,679	32,027
Segment operating income	$31,950	6,750	14,420	53,120
Unallocated corporate costs				$12,448
Consolidated operating income				$40,672

	Six Months Ended June 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$194,194	101,953	87,622	383,769
Sales revenues	25,939	34,531	3,527	63,997
Total revenues	220,133	136,484	91,149	447,766
Cost of services (exclusive of depreciation and amortization)	98,986	56,233	53,190	208,409
Cost of sales (exclusive of depreciation and amortization)	19,979	25,587	3,360	48,926
Selling, general and administrative expenses	22,205	15,528	6,975	44,708
Depreciation and amortization	11,326	21,534	9,495	42,355
Segment operating income	$67,637	17,602	18,129	103,368
Unallocated corporate costs				$23,492
Consolidated operating income				$79,876

(3)   Operating Segment Information (Continued)

	Six Months Ended June 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$231,582	107,143	106,929	445,654
Sales revenues	19,356	21,515	25,318	66,189
Total revenues	250,938	128,658	132,247	511,843
Cost of services (exclusive of depreciation and amortization)	126,530	57,468	62,447	246,445
Cost of sales (exclusive of depreciation and amortization)	16,004	12,126	20,811	48,941
Selling, general and administrative expenses	27,205	15,335	10,562	53,102
Depreciation and amortization	18,523	29,356	13,001	60,880
Segment operating income	$62,676	14,373	25,426	102,475
Unallocated corporate costs				$26,993
Consolidated operating income				$75,482

The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Reported segment operating income	$55,051	$53,120	$103,368	$102,475
Unallocated corporate costs	(12,128)	(12,448)	(23,492)	(26,993)
Consolidated operating income	42,923	40,672	79,876	75,482
Interest expense	(11,115)	(14,274)	(18,317)	(27,166)
Equity in earnings of joint ventures	3,157	11,401	4,733	23,279
Other income	226	(347)	869	44
Income before income tax expense	$35,191	$37,452	$67,161	$71,639

In evaluating financial performance, the Company focuses on operating profit as a segment’s measure of profit or loss. Operating income is before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except for accounting for income tax contingencies (see “Critical Accounting Policies” in this Form 10-Q for the three months ended June 30, 2007 and Note 1 of the Company’s Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

(4)   Equity Investments in Joint Ventures

The Company is a member of Consorzio Lotterie Nazionali, a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract, which commenced in mid-2004, has an initial term of six years with a six year-extension option. Under our contract with the consortium, the Company is a supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The Company accounts for this investment using the equity method of accounting. For the three months ended June 30, 2006 and

(4)   Equity Investments in Joint Ventures (Continued)

2007, the Company recorded income of $3,381 and $10,407, respectively, representing its share of the earnings of the consortium for the indicated periods. For the six months ended June 30, 2006 and 2007, the Company recorded income of $5,055 and $21,970, respectively, representing its share of the earnings of the consortium for the indicated periods.

Effective February 28, 2007, the Company sold its racing communications business and its 70% interest in NASRIN, its data communications business, to Roberts Communications Network, LLC (“RCN”) in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. Since the date of acquisition, the Company’s share of the earnings of RCN is reflected in the caption “Equity in earnings of joint ventures” in the Consolidated Statements of Income. The Company’s carrying value in RCN, is reflected in the caption “Other assets and investments” in the Consolidated Balance Sheets. The interest in RCN is not material to the Company’s operations.

(5)   Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2006 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net income	$24,977	$27,107	$47,347	$51,866
Other comprehensive income (loss)
Foreign currency translation gain	17,976	10,297	18,716	12,018
Unrealized gain (loss) on investments	264	252	(511)	366
Other comprehensive income (loss)	18,240	10,549	18,205	12,384
Comprehensive income	$43,217	$37,656	$65,552	$64,250

(6)   Inventories

Inventories consist of the following:

	December 31,	June 30,
	2006	2007
Parts and work-in-process	$23,517	$39,408
Finished goods	35,947	43,183
	$59,464	$82,591

Point of sale terminals manufactured by the Company may be sold to customers or included as part of long-term wagering system contracts. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(7)   Long-Term Debt

On June 30, 2007, the Company had approximately $146,183 available for additional borrowing or letter of credit issuance under its revolving credit facility due 2009 (the “Revolver”) under its existing credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007, (the “January 2007 Amended and Restated Credit Agreement”). There were $110,500 of outstanding loans and $43,317 in outstanding letters of credit under the Revolver as of June 30, 2007.

The January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of the direct and indirect 100%-owned domestic subsidiaries and 65% of the Company’s interest in the capital stock of its 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst the Company and its 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of the Company’s direct and indirect 100%-owned domestic subsidiaries.

The Company was in compliance with the covenants as of June 30, 2007.

The terms of the indenture governing the Convertible Debentures give holders the right to convert the Convertible Debentures at any time between July 1, 2007 and September 30, 2007. Upon conversion, the terms of such indenture require the Company to pay cash for the face amount of the Convertible Debentures which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by the issuance of additional shares of its Class A common stock.

(8)   Goodwill and Intangible Assets

The following disclosure presents certain information regarding the Company’s acquired intangible assets as of December 31, 2006 and June 30, 2007. Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2006
Amortizable intangible assets:
Patents	13	$8,839	(1,207)	7,632
Customer lists	11	28,705	(12,179)	16,526
Customer service contracts	15	3,691	(1,889)	1,802
Licenses	10	49,751	(12,611)	37,140
Intellectual property	4	21,622	(4,115)	17,507
Lottery contracts	5	34,747	(19,889)	14,858
	9	147,355	(51,890)	95,465
Non-amortizable intangible assets:
Trade name		38,115	(2,118)	35,997
Connecticut off-track betting system operating right		34,108	(8,319)	25,789
		72,223	(10,437)	61,786
Total intangible assets		$219,578	(62,327)	157,251
Balance as of June 30, 2007
Amortizable intangible assets:
Patents	14	$8,892	(1,508)	7,384
Customer lists	11	29,045	(14,325)	14,720
Customer service contracts	15	3,782	(2,061)	1,721
Licenses	10	53,138	(17,869)	35,269
Intellectual property	4	22,102	(6,894)	15,208
Lottery contracts	5	39,825	(24,025)	15,800
	9	156,784	(66,682)	90,102
Non-amortizable intangible assets:
Trade name		38,257	(2,118)	36,139
Connecticut off-track betting system operating right		34,658	(8,319)	26,339
		72,915	(10,437)	62,478
Total intangible assets		$229,699	(77,119)	152,580

The aggregate intangible amortization expense for the three month periods ended June 30, 2006 and 2007 was approximately $5,400 and $8,400, respectively. The aggregate intangible amortization expense for the six month periods ended June 30, 2006 and 2007 was approximately $8,200 and $15,700, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2006 to June 30, 2007. In 2007, the Company recorded (a) a $58,667  increase in goodwill associated with the acquisition of OGT, (b) a $1,338 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Games Media Limited (“Games Media”), (c) a $1,178 increase in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of the Global Draw Limited (“Global Draw”), (d) a $4,218 increase in goodwill associated with the final purchase price valuation and allocation

(8)   Goodwill and Intangible Assets (Continued)

adjustments associated with the acquisition of substantially all of the online lottery assets of EssNet, (e) a $624 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of 80% of the common stock of ILC, (f) a $213 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Printpool Honsel GmbH (“Honsel”), (g) a $5 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with certain other acquisitions and (h) an increase in goodwill of $8,549 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2006	$259,710	184,509	189,511	633,730
Adjustments	60,974	6,469	7,349	74,792
Balance as of June 30, 2007	$320,684	190,978	196,860	708,522

(9)   Pension and Other Post-Retirement Plans

The Company has defined benefit pension plans for its U.S. and U.K. based union employees (the “U.S. Plan” and the “U.K. Plan”) and, with the acquisition of OGT, certain Canadian based employees (the “OGT Plans”). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the OGT Plans are based on the number of years of credited service for the majority of its employees. The Company’s policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six month periods ended June 30, 2006 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Components of net periodic pension benefit cost:
Service cost	$548	$697	$1,095	$1,173
Interest cost	551	1,070	1,102	1,845
Expected return on plan assets	(561)	(1,192)	(1,123)	(2,060)
Amortization of actuarial gains/losses	290	256	580	496
Amortization of transition asset	—	(23)	—	(23)
Amortization of prior service costs	6	25	11	36
Net periodic cost	$834	$833	$1,665	$1,467

The Company has a 401(k) plan covering all U.S. based employees who are not covered by a collective bargaining agreement. Under the plan, participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 6% of participant contributions for a match of up to 3% of eligible compensation. The Company has a 401(k) plan for all U.S. based union employees which does not provide for Company contributions. With the acquisition of OGT, the Company has a 401(k) plan covering certain U.S. based employees. Under the plan, participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 4% of participant contributions.

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

The effective tax rate for the three and six months ended June 30, 2007 of 27.6% was determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in the Company’s earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring. The effective tax rates for the three and six months ended June 30, 2006 of 29.0% and 29.5%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in the Company’s earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(11)   Stockholders’ Equity

As of June 30, 2007, the Company had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A Convertible Preferred Stock and 1 authorized share of Series B Preferred Stock. No shares of preferred stock are currently outstanding.

(11)   Stockholders’ Equity (Continued)

The Company has two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. The following demonstrates the change in the number of Class A common shares outstanding during the fiscal year ended December 31, 2006 and during the three months ended June 30, 2007:

	Twelve Months	Three Months
	Ended	Ended
	December 31,	June 30,
	2006	2007
Shares issued and outstanding as of beginning of period	89,869	92,510
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered for taxes	2,054	164
Other shares issued	29	—
Shares repurchased into treasury stock	(324)	—
Shares issued and outstanding as of end of period	91,628	92,674

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

(12)   Stock-Based Compensation

As of June 30, 2007, the Company had approximately 1,600 stock options or restricted stock units authorized to be granted under its equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during 2007 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2006	6,972	6.3	$16.89	$117,732
Granted	635		33.86	—
Exercised	(810)		11.54	16,509
Canceled	(14)		26.01	—
Options outstanding as of March 31, 2007	6,783	6.7	$19.10	$93,156
Granted	15		32.82	—
Exercised	(121)		17.10	2,324
Canceled	(19)		22.99	—
Options excercisable as of June 30, 2007	6,658	6.4	$18.62	$108,863
Weighted-average per share fair value of options granted during the three months ended:
March 31, 2007	$13.70
June 30, 2007	$13.45

(12)   Stock-Based Compensation (Continued)

For the three months ended June 30, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $3,500 and $2,300, respectively, related to the vesting of stock options and the related tax benefit of approximately $800 and $600, respectively. For the six months ended June 30, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $7,200 and $6,200, respectively, related to the vesting of stock options and the related tax benefit of approximately $2,200 and $1,700, respectively. As of June 30, 2007, the Company had unearned compensation of approximately $28,600 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in restricted stock units outstanding under the Company’s equity compensation plans during 2007 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2006	977	$30.93
Granted	376	$33.54
Vested	(100)	$30.68
Canceled	(3)	$27.77
Non-vested units as of March 31, 2007	1,250	$31.74
Granted	228	$34.48
Vested	(31)	$36.16
Canceled	(1)	$27.68
Non-vested units as of June 30, 2007	1,446	$32.11

For the three months ended June 30, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $1,500 and $2,600, respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $600 and $700, respectively. For the six months ended June 30, 2006 and 2007, the Company recognized equity-based compensation expense of approximately $2,200 and $5,800, respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $900 and $1,600, respectively. As of June 30, 2007, the Company had unearned compensation of approximately $37,000 relating to restricted stock units that will be amortized over a weighted-average period of approximately two years.

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company conducts substantially all of its business through its domestic and foreign subsidiaries. The Company’s 6.25% senior subordinated notes due 2012 (“2004 Notes”), the Convertible Debentures and the January 2007 Amended and Restated Credit Agreement are fully, unconditionally and jointly and severally guaranteed by substantially all of the Company’s 100%-owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100%-owned Guarantor Subsidiaries and (iii) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) as of December 31, 2006 and June 30, 2007 and for the three and six months ended June 30, 2006 and 2007. The condensed consolidating financial information has been

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the January 2007 Amended and Restated Credit Agreement, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management’s determination that they would not provide additional information that is material to investors.

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

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	(1,985)	29,796	—	27,811
Accounts receivable, net	—	139,303	64,108	—	203,411
Inventories	—	58,581	24,435	(425)	82,591
Other current assets	21,977	14,748	30,692	—	67,417
Property and equipment, net	—	310,611	213,637	(600)	523,648
Investment in subsidiaries	842,325	196,720	222,684	(1,261,729)	—
Goodwill	183	332,826	375,513	—	708,522
Intangible assets	—	107,502	45,078	—	152,580
Other assets	42,877	139,908	40,310	(6,101)	216,994
Total assets	$907,362	1,298,214	1,046,253	(1,268,855)	1,982,974
Liabilities and stockholders’ equity
Current installments of long-term debt	$4,500	—	477	—	4,977
Current liabilities	33,311	80,577	97,981	93	211,962
Long-term debt, excluding current installments	1,027,250	—	1,045	—	1,028,295
Other non-current liabilities	7,122	84,550	34,336	6	126,014
Intercompany balances	(776,547)	697,380	79,182	(15)	—
Stockholders’ equity	611,726	435,707	833,232	(1,268,939)	611,726
Total liabilities and stockholders’ equity	$907,362	1,298,214	1,046,253	(1,268,855)	1,982,974

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	155,180	89,884	(5,427)	239,637
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	84,372	58,898	(5,427)	137,843
Selling, general and administrative expenses	(3,596)	32,159	6,803	(20)	35,346
Depreciation and amortization	—	15,537	7,988	—	23,525
Operating income	3,596	23,112	16,195	20	42,923
Interest expense	10,704	305	106	—	11,115
Other (income) deductions	(10,016)	5,971	662	—	(3,383)
Income before equity in income of subsidiaries, and income taxes	2,908	16,836	15,427	20	35,191
Equity in income (loss) of subsidiaries	27,927	—	—	(27,927)	—
Income tax expense	5,858	908	3,448	—	10,214
Net income	$24,977	15,928	11,979	(27,907)	24,977

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	168,103	102,492	(1,018)	269,577
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	91,682	65,471	(999)	156,154
Selling, general and administrative expenses	975	28,993	10,561	(34)	40,495
Depreciation and amortization	—	21,017	11,239	—	32,256
Operating income	(975)	26,411	15,221	15	40,672
Interest expense	13,991	208	75	—	14,274
Other income	2,355	(14,276)	852	15	(11,054)
Income (loss) before equity in income of subsidiaries, and income taxes	(17,321)	40,479	14,294	—	37,452
Equity in income (loss) of subsidiaries	53,773	—	—	(53,773)	—
Income tax expense	9,345	77	923	—	10,345
Net income	$27,107	40,402	13,371	(53,773)	27,107

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	309,586	149,454	(11,274)	447,766
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	163,668	104,941	(11,274)	257,335
Selling, general and administrative expenses	1,455	54,335	12,026	(78)	67,738
Depreciation and amortization	—	30,117	12,700	—	42,817
Operating income (loss)	(1,455)	61,466	19,787	78	79,876
Interest expense	17,501	561	255	—	18,317
Other (income) deductions	(10,016)	3,764	717	(67)	(5,602)
Income (loss) before equity in income of subsidiaries, and income taxes	(8,940)	57,141	18,815	145	67,161
Equity in income (loss) of subsidiaries	71,958	—	—	(71,958)	—
Income tax expense	15,671	998	3,145	—	19,814
Net income	$47,347	56,143	15,670	(71,813)	47,347

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	328,032	187,149	(3,338)	511,843
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	178,175	120,431	(3,220)	295,386
Selling, general and administrative expenses	1,847	59,718	18,208	(133)	79,640
Depreciation and amortization	—	40,418	20,917	—	61,335
Operating income	(1,847)	49,721	27,593	15	75,482
Interest expense	26,542	482	142	—	27,166
Other income	2,145	(25,988)	505	15	(23,323)
Income (loss) before equity in income of subsidiaries, and income taxes	(30,534)	75,227	26,946	—	71,639
Equity in income (loss) of subsidiaries	100,426	—	—	(100,426)	—
Income tax expense	18,026	110	1,637	—	19,773
Net income	$51,866	75,117	25,309	(100,426)	51,866

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(21,074)	60,413	51,021	(161)	90,199
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(57,660)	(22,810)	—	(80,470)
Business acquisitions, net of cash acquired	—	(11,980)	(255,030)	—	(267,010)
Other assets and investments	(295,450)	(27,766)	(149,388)	438,406	(34,198)
Net cash provided by (used in) investing activities	(295,450)	(97,406)	(427,228)	438,406	(381,678)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	281,750	—	(4,570)	—	277,180
Net proceeds from stock issue	11,542	—	438,474	(438,476)	11,540
Excess tax benefit from equity-based compensation plans	4,082	—	—	—	4,082
Other, principally intercompany balances	19,146	17,692	(59,243)	22,405	—
Net cash provided by financing activities	316,520	17,692	374,661	(416,071)	292,802
Effect of exchange rate changes on cash	4	(324)	16,384	(22,174)	(6,110)
Increase (decrease) in cash and cash equivalents	—	(19,625)	14,838	—	(4,787)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942
Cash and cash equivalents, end of period	$—	(4,050)	38,205	—	34,155

(13)   Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(14,731)	75,687	32,455	—	93,411
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(24,453)	(56,439)	—	(80,892)
Business acquisitions, net of cash acquired	—	(54,106)	(47,787)	—	(101,893)
Other assets and investments	(155,725)	(20,112)	(111,953)	249,094	(38,696)
Net cash provided by (used in) investing activities	(155,725)	(98,671)	(216,179)	249,094	(221,481)
Cash flows from financing activities:
Net proceeds (payments) on long-term debt	117,250	—	(389)	—	116,861
Net proceeds from stock issue	10,814	52,009	197,092	(249,101)	10,814
Other, principally intercompany balances	42,392	(35,082)	(7,299)	(11)	—
Net cash provided by (used in) financing activities	170,456	16,927	189,404	(249,112)	127,675
Effect of exchange rate changes on cash	—	2	395	18	415
Increase (decrease) in cash and cash equivalents	—	(6,055)	6,075	—	20
Cash and cash equivalents, beginning of period	—	4,070	23,721	—	27,791
Cash and cash equivalents, end of period	$—	(1,985)	29,796	—	27,811

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

(15)   Legal Matters

As previously reported, on March 9, 2006, the Company received a request for information relating to the licensing of its operation of several earth stations in its racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”). The Company conducted an internal review which determined that its racing subsidiary was not in full compliance with FCC licensing requirements. The Company engaged special FCC counsel to assist us in ensuring that it is in compliance with all applicable licensing requirements and responding to the FCC’s inquiry. On June 29, 2007, the Company entered into a consent decree with the FCC whereby the FCC closed its investigation and the Company agreed to make a voluntary contribution to the U.S. Treasury of $215.

On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission informed the Company that it was investigating the Company’s May 1, 2007 acquisition of OGT and related companies and that it was requesting the Company’s voluntary cooperation in that investigation. The Company is fully cooperating in the investigation. The Company believes that the transaction complies with the antitrust laws.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we” or the “Company”), for the three and six months ended June 30, 2007, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisitions of Games Media Limited (“Games Media”) and International Lotto Corp., SRL (“ILC”) in December 2006, and the acquisition of Oberthur Gaming Technologies and related companies (“OGT”) in May 2007 affect the comparability of operations for the three month periods ended June 30, 2006 and 2007. The acquisition of substantially all of the online lottery assets of EssNet AB (“EssNet”) in March 2006, the acquisitions of The Shoreline Star Greyhound Park and Simulcast Facility (“Shoreline”) and The Global Draw Limited and certain related companies (“Global Draw”) in April 2006, the acquisitions of Games Media and ILC in December 2006, and the acquisition of OGT in May 2007 affect the comparability of operations for the six month periods ended June 30, 2006 and 2007. See Note 3 of the Company’s Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On May 1, 2007, we acquired OGT. OGT is a manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada; Sydney, Australia and San Antonio, Texas. The purchase price was approximately $102 million (approximately one-third of which is attributable to U.S. assets), subject to certain adjustments. We expect the acquisition of OGT will allow us to strengthen our international presence in Canada, Europe and Australia and offer our customers an expanded array of products and services.

On December 28, 2006, we acquired 80% of the common stock of ILC. ILC is a member of a consortium agreement with certain charities in Peru under which they  participate in the operation of a lottery in Peru. We expect that our acquisition of ILC will enable us to further expand into the Latin American market. As consideration for the acquisition, we exchanged our approximately $16.0 million receivable due from ILC and contributed approximately $3.9 million in assets  The carrying value of our receivable from ILC and assets, totaling approximately $20.0 million, at December 31, 2006, was treated as the purchase price for accounting purposes.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following analysis compares the results of operations for the quarter ended June 30, 2007 to the results of operations for the quarter ended June 30, 2006.

Overview

Revenue Analysis

For the quarter ended June 30, 2007, total revenue was $269.6 million compared to $239.6 million for the quarter ended June 30, 2006, an increase of $30.0 million or 13%. Our service revenue for the quarter ended June 30, 2007 was $234.7 million compared to $206.8 million for the quarter ended June 30, 2006, an increase of $27.9 million, or 13%. The increase was primarily attributable to the acquisition of OGT in May 2007 ($15.9 million) and increased international sales of instant lottery tickets. Our sales revenue for the quarter ended June 30, 2007 was $34.9 million compared to $32.8 million in the prior year quarter, an increase of $2.1 million or 6%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($13.5 million), partially offset by the absence of an $11.3 million one-time sale of terminals in Germany in the quarter ended June 30, 2006.

Expense Analysis

Cost of services of $129.7 million for the quarter ended June 30, 2007 were $16.2 million or 14% higher than for the quarter ended June 30, 2006. The increase was primarily related to the acquisitions of OGT in May 2007 and ILC in December 2006, higher costs associated with increased international sales of instant lottery tickets and new Lottery Systems contracts, partially offset by lower costs from Lottery Systems service contracts in Europe. Cost of sales of $26.5 million for the quarter ended June 30, 2007 was $2.1 million or 9% higher than the quarter ended June 30, 2006 primarily reflecting costs associated with terminals sold by Games Media, partially offset by a reduction in cost associated with the one-time sale of terminals in Germany in 2006.

Selling, general and administrative expense of $40.5 million for the quarter ended June 30, 2007 was $5.2 million or 15% higher than for the quarter ended June 30, 2006. The increase was primarily related to expense resulting from the acquisitions of OGT in May 2007 and Games Media in December 2006.

Depreciation and amortization expense of $32.3 million for the quarter ended June 30, 2007 increased $8.8 million or 37% from the same period in 2006, primarily due to the acquisition of OGT in May 2007, the amortization of deferred installation costs on new Lottery Systems contracts and increased amortization on licensed property contracts.

Interest expense of $14.3 million for the quarter ended June 30, 2007 increased $3.2 million or 29% from the same period in 2006, primarily attributable to increased borrowings to fund acquisitions and slightly higher interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery and our share of the earnings of RCN in connection with the interest we acquired in February 2007. For the quarter ended June 30, 2007, our share of the Italian consortium’s net income totaled $10.4 million compared to $3.4 million in the quarter ended June 30, 2006. The increase in income for the quarter ended June 30, 2007 reflects continued growth of instant ticket sales in Italy. For the quarter ended June 30, 2007, our share of the earnings of RCN was $1.0 million.

Income tax expense was $10.3 million for the quarter ended June 30, 2007 and $10.2 million for the quarter ended June 30, 2006. The effective income tax rate for the quarter ended June 30, 2007 and 2006 was approximately 27.6% and 29.0% respectively. The decrease in the effective income tax rate was primarily due to lower tax rates applicable to the increase in our earnings from operations outside the United States.

Segment Overview

Printed Products

For the quarter ended June 30, 2007, total revenue for Printed Products was $137.0 million compared to $112.4 million in the quarter ended June 30, 2006, an increase of $24.6 million or 22%. For the quarter ended June 30, 2007, service revenue for Printed Products was $127.0 million compared to $100.6 million in the corresponding period in the prior year, an increase of $26.4 million, or 26%. The increase was primarily attributable to the acquisitions of OGT in May 2007 ($15.9 million) and ILC in December 2006 ($1.4 million), plus increased international sales of instant lottery tickets.

Printed Products sales revenue for the quarter ended June 30, 2007, was $10.1 million compared to $11.8 million for the quarter ended June 30, 2006, a decrease of $1.7 million, or 14%. The decrease was primarily the result of a decline of phone card sales.

Cost of services of $70.9 million for the quarter ended June 30, 2007 was $18.2 million or 35% higher than from the same period in 2006. The increase was primarily due to costs associated with the acquisitions of OGT in May 2007 and ILC in December 2006, combined with higher operating costs as a result of increased international ticket sales.

Cost of sales of $8.4 million for the quarter ended June 30, 2007 was $0.8 million or 9% lower than for the quarter ended June 30, 2006 primarily due to the decreased level of phone card sales.

Selling, general and administrative expense of $15.7 million for the quarter ended June 30, 2007 was $4.9 million or 45% higher than in the quarter ended June 30, 2006. The increase was primarily attributable to the acquisition of OGT in May 2007.

Depreciation and amortization expense of $10.1 million for the quarter ended June 30, 2007 increased $4.0 million as compared to the quarter ended June 30, 2006, primarily due to increased amortization on licensed property contracts and the acquisitions of OGT in May 2007 and ILC in December 2006.

Lottery Systems

For the quarter ended June 30, 2007, total revenue for Lottery Systems was $63.3 million compared to $69.1 million in the quarter ended June 30, 2006, a decrease of $5.8 million, or 8%. Lottery Systems service revenue for the quarter ended June 30, 2007 was $52.8 million compared to $49.2 million for the quarter ended June 30, 2006, an increase of $3.6 million, or 7%. The increase was primarily due to revenue from the new Maryland contract, increased revenue from European customers and increased revenue from the New Mexico video contract.

Lottery Systems sales revenue for the quarter ended June 30, 2007 was $10.5 million compared to $19.8 million for the quarter ended June 30, 2006, a decrease of $9.3 million, or 47%. The decrease was primarily due to the absence of an $11.3 million one-time sale of terminals in Germany in the quarter ended June 30, 2006. Add-on sales of terminals and other equipment continued to suffer from legislative uncertainty in the German market.

Cost of services of $28.1 million for the quarter ended June 30, 2007 was $0.5 million or 2% lower than in the quarter ended June 30, 2006. The decrease was primarily due to the 2006 cost reduction initiatives, partially offset by expenses associated with the new Maryland contract and the Mexico startup loss.

Cost of sales of $5.9 million for the quarter ended June 30, 2007 was $8.1 million or 58% lower than during the quarter ended June 30, 2006, reflecting primarily a reduction in cost associated with the one-time sale of terminals in Germany in 2006..

Selling, general and administrative expense of $7.3 million for the quarter ended June 30, 2007 was $0.8 million or 10% lower than in the quarter ended June 30, 2006. The decrease was primarily attributable to reduced costs associated with the 2006 cost reduction initiatives.

Depreciation and amortization expense of $15.2 million for the quarter ended June 30, 2007 increased $4.2 million or 38% as compared to the quarter ended June 30, 2006, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico.

Diversified Gaming

For the quarter ended June 30, 2007, total revenue for Diversified Gaming was $69.3 million compared to $58.1 million in the quarter ended June 30, 2006, an increase of $11.2 million, or 19%. Diversified Gaming service revenue for the second quarter of 2007 was $54.9 million compared to $57.0 million for the quarter ended June 30, 2006, a decrease of $2.1 million, or 4%. The decrease in service revenue primarily reflects the sale of our racing and data communications businesses in February 2007, partially offset by an increase in revenue from Global Draw.

The Diversified Gaming sales revenue for the quarter ended June 30, 2007 was $14.4 million compared to $1.2 million in the same quarter in the prior year, an increase of $13.2 million. The increase was primarily due to the acquisition of Games Media in December 2006 ($13.5 million).

Cost of services of $30.8 million for the quarter ended June 30, 2007 was $1.4 million or 4% lower than for the quarter ended June 30, 2006. The decrease was primarily due to reduced costs as a result of the sale of our racing and data communications businesses.

Cost of sales of $12.2 million for the quarter ended June 30, 2007 was $11.0 million higher than in the quarter ended June 30, 2006, primarily due to the acquisition of Games Media in December 2006.

Selling, general and administrative expense of $5.2 million for the quarter ended June 30, 2007 was $0.7 million or 16% higher than in the quarter ended June 30, 2006. The increase was primarily due to the acquisition of Games Media in December 2006 and increased expenses from Global Draw, partially offset by lower costs related to our pari-mutuel business in the U.S. and the sale of our racing and data communications businesses.

Depreciation and amortization expense, including amortization of service contract software, of $6.7 million for the quarter ended June 30, 2007 increased $0.6 million or 10% from the quarter ended

June 30, 2006, primarily due to increased depreciation for Global Draw, partially offset by reduced depreciation as a result of the sale of our racing and data communications businesses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following analysis compares the results of operations for the six months ended June 30, 2007 to the results of operations for the six months ended June 30, 2006.

Overview

Revenue Analysis

For the six months ended June 30, 2007, total revenue was $511.8 million compared to $447.8 million for the six months ended June 30, 2006, an increase of $64.0 million or 14%. Our service revenue for the six months ended June 30, 2007 was $445.7 million compared to $383.8 million for the six months ended June 30, 2006, an increase of $61.9 million, or 16%. The increase was primarily attributable to the acquisitions of Global Draw in April 2006 ($20.6 million) and OGT in May 2007 ($15.9 million) and increased international sales of instant lottery tickets. Our sales revenue for the six months ended June 30, 2007 was $66.2 million compared to $64.0 million in the six months ended June 30, 2006, an increase of $2.2 million or 3%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($23.8 million) plus a $5.4 million sale of hardware in Canada in the first quarter of 2007, partially offset by the absence of a $19.8 million one-time sale of terminals in Germany and a decline in phone card sales.

Expense Analysis

Cost of services of $246.4 million for the six months ended June 30, 2007 was $38.0 million or 18% higher than for the six months ended June 30, 2006. The increase was primarily related to the acquisitions of Global Draw in April 2006, ILC in December 2006 and OGT in May 2007, plus higher costs associated with increased international instant ticket sales. Cost of sales of $48.9 million for the six months ended June 30, 2007 was in line with cost of sales for the six months ended June 30, 2006.

Selling, general and administrative expense of $79.6 million for the six months ended June 30, 2007 was $11.9 million or 18% higher than in the six months ended June 30, 2006. The increase was primarily related to increased costs associated with the acquisitions of Global Draw in April 2006, Games Media in December 2006 and OGT in May 2007, combined with increased stock-based compensation recorded for the respective time periods.

Depreciation and amortization expense of $61.3 million for the six months ended June 30, 2007 increased $18.5 million or 43% from the same period in 2006, primarily due to depreciation resulting from the acquisition of Global Draw in April 2006, amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico and increased amortization on licensed property contracts.

Interest expense of $27.2 million for the quarter ended June 30, 2007 increased $8.9 million or 49% from the same period in 2006, primarily attributable to increased borrowings to fund acquisitions plus slightly higher interest rates.

Equity in earnings of joint ventures primarily reflects our share of the equity of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery and our share of the equity of RCN in connection with the interest we acquired in February 2007. For the six months ended June 30, 2007, our share of the Italian consortium’s net income totaled $22.0 million compared to $5.1 million in the six months ended June 30, 2006. The increase in income for the six months ended June 30, 2007 reflects continued growth of instant ticket sales in Italy. For the six months ended June 30, 2006, our share of the earnings of RCN was $1.3 million.

Income tax expense was $19.8 million for the six months ended June 30, 2007 and 2006. The effective income tax rate for the six months ended June 30, 2007 and 2006 was approximately 27.6% and 29.5% respectively. The decrease in the effective income tax rate was primarily due to lower tax rates applicable to the increase in our earnings from operations outside the United States.

Segment Overview

Printed Products

For the six months ended June 30, 2007, total revenue for Printed Products was $250.9 million compared to $220.1 million in the six months ended June 30, 2006, an increase of $30.8 million or 14%. For the six months ended June 30, 2007, service revenue for Printed Products was $231.6 million compared to $194.2 million in the corresponding period in the prior year, an increase of $37.4 million, or 19%. The increase was primarily attributable to the acquisitions of OGT in May 2007 ($15.9 million) and ILC in December 2006 ($2.9 million) and increased international sales of instant lottery tickets.

Printed Products sales revenue for the six months ended June 30, 2007, was $19.4 million compared to $25.9 million for the six months ended June 30, 2006, a decrease of $6.5 million, or 25%. The decrease was primarily the result of decreased sales of phone cards, partially offset by revenue resulting from the acquisition of Printing Associates, Inc. (“PAI”) in 2006.

Cost of services of $126.5 million for the six months ended June 30, 2007 was $27.5 million or 28% higher than from the same period in 2006. The increase was primarily due to higher operating costs as a result of the acquisitions of OGT in May 2007 and ILC in December 2006, combined with increased costs as a result of higher international ticket sales.

Cost of sales of $16.0 million for the six months ended June 30, 2007 was $4.0 million or 20% lower than for the six months ended June 30, 2006, primarily due to decreased costs associated with the decline of phone card sales, partially offset by costs resulting from the acquisition of PAI in 2006.

Selling, general and administrative expense of $27.2 million for the six months ended June 30, 2007 was $5.0 million or 23% higher than in the six months ended June 30, 2006. The increase was primarily attributable to the acquisition of OGT in May 2007 and increased stock-based compensation costs.

Depreciation and amortization expense of $18.5 million for the six months ended June 30, 2007 increased $7.2 million or 64%, as compared to the six months ended June 30, 2006, primarily due to increased amortization on licensed property contracts and the acquisitions of OGT in May 2007 and ILC in December 2006.

Lottery Systems

For the six months ended June 30, 2007, total revenue for Lottery Systems was $128.7 million compared to $136.5 million in the six months ended June 30, 2006, a decrease of $7.8 million, or 6%. Lottery Systems service revenue for the six months ended June 30, 2007 was $107.1 million compared to $102.0 million for the six months ended June 30, 2006, an increase of $5.1 million, or 5%. The increase was primarily due to increased revenue from European customers and increased revenue from the new Maryland contract, partially offset by lower revenues due to the absence of a large Powerball jackpot that occurred in the six months ended June 30, 2006.

Lottery Systems sales revenue for the six months ended June 30, 2007 was $21.5 million compared to $34.5 million for the six months ended June 30, 2006, a decrease of $13.0 million or 38%. The decrease was primarily due to the absence of a $19.8 million one-time sale of terminals in Germany in the six months ended June 30, 2006, partially offset by a $5.4 million sale of hardware in Canada in 2007. Add-on sales of terminals and other equipment continued to suffer from legislative uncertainty in the German market.

Cost of services of $57.5 million for the six months ended June 30, 2007 was $1.3 million or 2% higher than in the six months ended June 30, 2006. The increase was primarily due to expenses associated with the new Maryland contract and the Mexico startup loss, partially offset by reduced expenses associated with the 2006 cost reduction initiatives and reduced costs associated with the absence of a large Powerball jackpot that occurred in the six months ended June 30, 2006.

Cost of sales of $12.1 million for the six months ended June 30, 2007 was $13.5 million or 53% lower than during the six months ended June 30, 2006, primarily reflecting a reduction in costs associated with the one-time sale of terminals in Germany in 2006, partially offset by higher costs associated with increased hardware sales in Canada in 2007.

Selling, general and administrative expense of $15.3 million for the six months ended June 30, 2007 was $0.2 million or 1% lower than in the six months ended June 30, 2006. The decrease was primarily attributable to reduced costs associated with cost reduction initiatives that occurred in 2006, partially offset by stock-based compensation expense for the respective time periods and increased costs associated with the increase in revenues from European  customers.

Depreciation and amortization expense of $29.4 million for the six months ended June 30, 2007 increased $7.9 million or 37% as compared to the six months ended June 30, 2006, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico and increased amortization on domestic contracts.

Diversified Gaming

For the six months ended June 30, 2007, total revenue for Diversified Gaming was $132.2 million compared to $91.1 million in the six months ended June 30, 2006, an increase of $41.1 million, or 45%. Diversified Gaming service revenue for the first six months of 2007 was $106.9 million compared to $87.6 million in the six months ended June 30, 2006, an increase of $19.3 million, or 22%. The increase in service revenue primarily reflects the acquisition of Global Draw in April 2006 ($20.6 million), partially offset by the sale of our racing and data communications businesses in February 2007.

The Diversified Gaming sales revenue for the six months ended June 30, 2007 was $25.3 million compared to $3.5 million in the same period in the prior year, an increase of $21.8 million. The increase was primarily due to the acquisition of Games Media in December 2006 ($23.8 million), partially offset by lower pari-mutuel equipment sales in 2007.

Cost of services of $62.4 million for the six months ended June 30, 2007 was $9.2 million or 17% higher than the six months ended June 30, 2006. The increase was primarily due to the acquisition of Global Draw in April 2006.

Cost of sales of $20.8 million for the six months ended June 30, 2007 was $17.4 million higher than the six months ended June 30, 2006, primarily due to the acquisition of Games Media in December 2006, partially offset by lower pari-mutuel sales in 2007.

Selling, general and administrative expense of $10.6 million for the six months ended June 30, 2007 was $3.6 million or 51%  higher than in the six months ended June 30, 2006. This increase was primarily due to the acquisitions of Global Draw in April 2006 and Games Media in December 2006.

Depreciation and amortization expense, including amortization of service contract software, of $13.0 million for the six months ended June 30, 2007 increased $3.5 million or 37% from the six months ended June 30, 2006, primarily due to the increased depreciation resulting from the acquisition of Global Draw in April 2006.

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

Liquidity, Capital Resources and Working Capital

On June 30, 2007, we had $146.2 million available for additional borrowing or letter of credit issuance under our revolving credit facility due 2009 (the “Revolver”) under our existing credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “January 2007 Amended and Restated Credit Agreement”). There were $110.5 million of outstanding loans and $43.3 million in outstanding letters of credit under the Revolver as of June 30, 2007.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. During the remainder of fiscal 2007, we expect to replace approximately 4,500 and 800 existing pari-mutuel and fixed odds betting terminals, respectively, for a total cost of approximately $16.7 million. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

On May 1, 2007, we acquired OGT for approximately $102 million. We financed the acquisition through borrowings under our Revolver.

As of June 30, 2007, our available cash and borrowing capacity totaled $174.0 million compared to $82.4 million as of December 31, 2006. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

Our available cash of $27.8 million as of June 30, 2007 is consistent with the December 31, 2006 level and principally reflects the net cash provided by operating activities for the six months ended June 30, 2007 of $93.4 million along with $116.9 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $119.6 million, acquisition related payments of $101.9 million and the effects of exchange rates. The $93.4 million of net cash provided by operating activities is derived from approximately $105.8 million of net cash provided by operations offset by approximately $12.4 million from changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory, and decreases in accounts payable and other current liabilities. Capital expenditures of $18.3 million in the six months ended June 30, 2007 are more than similar expenditures totaling $8.5 million in the corresponding period in 2006. Wagering system expenditures totaled $62.6 million in the six months ended June 30, 2007, compared to $72.0 million in the corresponding period in 2006, and consisted primarily of new lottery contracts in Mexico and Maryland and fixed odds betting terminals related to Global Draw contracts with its customers. Other intangible assets and software expenditures during the six months ended June 30, 2007 consisted primarily of licensed properties, lottery contracts in Mexico and Maryland and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the January 2007 Amended and Restated Credit Agreement.

We believe that our cash flow from operations, available cash and available borrowing capacity under the January 2007 Amended and Restated Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty in obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Further, the terms of the indenture governing the $275 million, 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”) give holders the right to convert the Convertible Debentures at any time between July 1, 2007 and September 30, 2007. Upon conversion, the terms of such indenture require us to pay cash for the face amount of the Convertible Debentures which have been presented for conversion, with the value of the difference between the stated conversion price and the prevailing market price payable by our issuance of additional shares of our Class A common stock. We cannot offer any assurance that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we offer any assurance that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

As previously reported, on March 9, 2006, we received a request for information relating to the licensing of our operation of several earth stations in our racing communications business from the enforcement bureau of the Federal Communications Commission (“FCC”). We conducted an internal review which determined that our racing subsidiary was not in full compliance with FCC licensing requirements. We engaged special FCC counsel to assist us in ensuring that we are in compliance with all applicable licensing requirements and responding to the FCC’s inquiry. On June 29, 2007, we entered into a consent decree with the FCC whereby the FCC closed its investigation and we agreed to make a voluntary contribution to the U.S. Treasury of $0.2 million.

On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission informed us that it was investigating our May 1, 2007 acquisition of Oberthur Gaming Technologies and related companies and that it was requesting our voluntary cooperation in that investigation. We are fully cooperating in the investigation. We believe that the transaction complies with the antitrust laws.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/2007 - 4/30/2007	2,289	$31.68	—	$190.2 million
5/1/2007 - 5/31/2007	5,847	$34.85	—	$190.2 million
6/1/2007 - 6/30/2007	133	$36.89	—	$190.2 million
Total	8,269	$34.01	—	$190.2 million

(1)          The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock awards during the three months ended June 30, 2007.

(2)          On November 2, 2006, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market through December 31, 2007, shares of our outstanding common stock in an aggregate amount up to $200 million. The timing and amount of purchases will be determined by our management based on its evaluation of market conditions, share price and other factors. The stock repurchase program may be discontinued at any time. There were no shares repurchased as part of the publicly announced repurchase program during the three months ended June 30, 2007.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 7, 2007 to elect directors, to ratify the appointment of Deloitte & Touche LLP as the independent auditor of the Company for the fiscal year ending December 31, 2007 and to approve an amendment to the Company’s Restated Certificate of Incorporation. All matters put before the stockholders were approved as follows:

Proposal 1	Election of Directiors	For	Withheld
	Peter A. Cohen	84,979,975	652,062
	Gerald J. Ford	84,898,347	733,690
	Howard Gittis	69,892,139	15,739,898
	Ronald O. Perelman	84,966,067	665,970
	Michael J. Regan	84,971,692	660,345
	Barry F. Schwartz	84,891,921	740,116
	Eric M. Turner	83,996,393	1,635,644
	A. Lorne Weil	83,457,869	2,174,168
	Joseph R. Wright, Jr.	79,545,688	6,086,349

Proposal 2	Ratification of Appointment of the Independent Auditor	For	Against	Abstain	Broker Non-Votes
		82,582,383	3,042,292	7,361	—

Proposal 3	Approval of Amendment to Restated Certificate of Incorporation	For	Against	Abstain	Broker Non-Votes
		81,234,885	4,376,401	20,749	—

Item 6.                        Exhibits

Exhibit Number
3.1(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b)	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 7, 2007.(†)
10.1

Stock Purchase Agreement, dated May 1, 2007, by and among François-Charles Oberthur Fiduciaire S.A., Scientific Games Corporation and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†)   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)
	By:	/s/ DEWAYNE E. LAIRD
	Name:	DeWayne E. Laird
	Title:	Vice President and Chief Financial Officer
(principal financial officer)
Dated: August 9, 2007

INDEX TO EXHIBITS

Exhibit Number
3.1(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b)	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 7, 2007.(†)
10.1

Stock Purchase Agreement, dated May 1, 2007, by and among François-Charles Oberthur Fiduciaire S.A., Scientific Games Corporation and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†)          Filed herewith.