Form 10-Q
period 2007-09-30
SCIENTIFIC GAMES CORP
filed 2007-11-09
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The registrant has the following number of shares outstanding of each of the registrant's classes of common stock as of November 7, 2007:

Class A Common Stock:	92,862,406
Class B Common Stock:	None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL INFORMATION
AND OTHER INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2007

Forward-Looking Statements

        Throughout this Quarterly Report on Form 10-Q we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual outcomes may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and September 30, 2007

(Unaudited, in thousands, except per share amounts)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

	December 31, 2006	September 30 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,791	$41,072
Accounts receivable, net of allowance for doubtful accounts of $6,682 and $8,883 as of December 31, 2006 and September 30, 2007, respectively	178,445	215,288
Inventories	59,464	90,445
Deferred income taxes, current portion	8,960	11,452
Prepaid expenses, deposits and other current assets	70,042	53,377

Total current assets	344,702	411,634
Property and equipment, at cost	803,089	931,328
Less: accumulated depreciation	(352,429)	(383,301)

Net property and equipment	450,660	548,027
Goodwill, net	633,730	725,957
Intangible assets, net	157,251	137,716
Other assets and investments	173,267	232,874

Total assets	$1,759,610	$2,056,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$3,148	$6,171
Accounts payable	60,566	56,842
Accrued liabilities	130,309	168,004

Total current liabilities	194,023	231,017
Deferred income taxes	43,143	46,925
Other long-term liabilities	81,113	81,886
Long-term debt, excluding current installments	913,253	1,061,641

Total liabilities	1,231,532	1,421,469
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 91,628 and 92,804 shares issued and outstanding as of December 31, 2006 and September 30, 2007, respectively	916	928
Class B non-voting common stock, par value $0.01 per share, 700 shares authorized, none outstanding	—	—
Additional paid-in capital	477,261	505,209
Accumulated earnings	33,452	80,944
Treasury stock, at cost, 1,140 shares held as of December 31, 2006 and September 30, 2007	(19,442)	(19,442)
Accumulated other comprehensive income	35,891	67,100

Total stockholders' equity	528,078	634,739

Total liabilities and stockholders' equity	$1,759,610	$2,056,208

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2006 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2007
Operating revenues:
Services	$198,921	$244,526
Sales	18,469	22,374

	217,390	266,900
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	107,265	141,935
Cost of sales (exclusive of depreciation and amortization)	13,406	15,874
Selling, general and administrative expenses	34,676	43,738
Depreciation and amortization	36,424	61,266

Operating income	25,619	4,087
Other (income) expense:
Interest expense	12,154	15,975
Equity in earnings of joint ventures	(1,722)	(8,344)
Other (income) expense, net	10	(123)

	10,442	7,508

Income (loss) before income taxes	15,177	(3,421)
Income tax expense (benefit)	3,650	(543)

Net income (loss)	$11,527	$(2,878)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.13	$(0.03)

Diluted net income (loss) per share	$0.12	$(0.03)

Weighted-average number of shares used in per share calculations:
Basic shares	91,346	92,737

Diluted shares	94,433	92,737

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2006 and 2007

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2007
Operating revenues:
Services	$582,690	$690,180
Sales	82,466	88,563

	665,156	778,743
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	315,674	388,380
Cost of sales (exclusive of depreciation and amortization)	62,332	64,815
Selling, general and administrative expenses	102,414	123,378
Depreciation and amortization	79,241	122,600

Operating income	105,495	79,570
Other (income) expense:
Interest expense	30,471	43,141
Equity in earnings of joint ventures	(6,455)	(31,623)
Other income, net	(859)	(166)

	23,157	11,352

Income before income taxes	82,338	68,218
Income tax expense	23,464	19,230

Net income	$58,874	$48,988

Basic and diluted net income per share:
Basic net income per share	$0.65	$0.53

Diluted net income per share	$0.62	$0.51

Weighted-average number of shares used in per share calculations:
Basic shares	90,909	92,440

Diluted shares	94,795	95,894

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2007

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2007
Net cash provided by operating activities	$103,536	$141,592
Cash flows from investing activities:
Capital expenditures	(12,360)	(27,430)
Wagering system expenditures	(96,777)	(108,927)
Other intangible assets and software expenditures	(33,012)	(28,608)
Change in other assets and liabilities, net	(18,006)	(25,732)
Business acquisitions, net of cash acquired	(263,659)	(102,840)

Net cash used in investing activities	(423,814)	(293,537)
Cash flows from financing activities:
Net borrowings under revolving credit facility	155,500	146,000
Net proceeds of long-term debt	145,392	5,361
Excess tax benefit from equity-based compensation plan	4,487	—
Net proceeds from issuance of common stock	12,607	11,701

Net cash provided by financing activities	317,986	163,062
Effect of exchange rate changes on cash and cash equivalents	1,167	2,164

Increase (decrease) in cash and cash equivalents	(1,125)	13,281
Cash and cash equivalents, beginning of period	38,942	27,791

Cash and cash equivalents, end of period	$37,817	$41,072

See accompanying notes to consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

        The consolidated balance sheet as of September 30, 2007, the consolidated statements of income for the three and nine months ended September 30, 2006 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2007, have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms "the Company," "we," "us," "our" and "our Company" mean Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2007 and the results of our operations for the three and nine months ended September 30, 2006 and 2007 and our cash flows for the nine months ended September 30, 2006 and 2007 have been made.

        Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Income (numerator)
Net income (loss)	$11,527	$(2,878)	$58,874	$48,988
Shares (denominator)
Basic weighted-average common shares outstanding	91,346	92,737	90,909	92,440
Effect of dilutive securities-stock rights	2,409	—	2,719	2,147
Effect of dilutive shares related to convertible debentures	678	—	1,167	1,307

Diluted weighted-average common shares outstanding	94,433	92,737	94,795	95,894

Basic and diluted per share amounts
Basic net income (loss) per share	$0.13	$(0.03)	$0.65	$0.53

Diluted net income (loss) per share	$0.12	$(0.03)	$0.62	$0.51

        The weighted-average diluted shares outstanding for the three months ended September 30, 2007 excludes the effect of 2,121 in-the-money options and 1,511 out-of-the-money options, as their effect would be anti-dilutive. The weighted-average diluted shares outstanding for the nine months ended September 30, 2007 excludes the effect of approximately 2,951 out-of-the-money options, as their effect would be anti-dilutive. The weighted-average diluted shares outstanding for the three and nine month periods ended September 30, 2006 excludes the effect of approximately 555 and 88 out-of-the-money options, respectively, as their effect would be anti-dilutive.

        The aggregate number of shares that we could be obligated to issue upon conversion of our $275,000, 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"), which we sold in December 2004, is approximately 9,450. The Convertible Debentures provide for net share settlement upon exercise and we have purchased a bond hedge to mitigate the potential economic dilution from conversion.

        During the first, second and third quarters of 2007, the average price of our common stock exceeded the specified conversion price of the Convertible Debentures. For the three months ended September 30, 2007 we have not included 1,669 shares related to our Convertible Debentures in our weighted-average dilutive shares outstanding, as their effect would be anti-dilutive. For the nine months ended September 30, 2007, we have included 1,307 shares related to our Convertible Debentures in our diluted weighted-average common shares outstanding. For the three and nine months ended September 30, 2006, we have included 678 and 1,167 shares, respectively, related to our Convertible Debentures in our diluted weighted-average common shares outstanding. We have not included the offset from the bond hedge as it would be anti-dilutive; however, when the Convertible Debentures are converted, the diluted share amount will decrease because the bond hedge will offset the economic dilution from conversion.

        The terms of the indenture governing the Convertible Debentures gave holders the right to convert the Convertible Debentures at any time between July 1, 2007 and September 30, 2007. On September 28, 2007, we received an irrevocable conversion notice from a holder of $1,218 face amount of Convertible Debentures. Pursuant to the terms of the Convertible Debenture indenture, on October 30, 2007, cash was paid to the holder for the face amount of converted debentures and 10 shares were delivered to the holder. In conjunction with the conversion, we exercised a portion of our bond hedge and received 10 shares from the bond hedge counter party. The conversion will not have a material effect on our shares outstanding.

(2) Acquisitions

        During the third quarter of 2007, we announced plans to close our instant ticket printing plant in San Antonio, Texas in conjunction with ongoing integration efforts related to our purchase of Oberthur Gaming Technologies and related companies ("OGT") in May 2007. We recorded approximately $8,221 in liabilities, primarily related to involuntary employee terminations, asset disposals and termination of contractual obligations. The table below summarizes the balance of the accrued integration costs as of September 30, 2007:

	Severance Pay and Benefits	Asset Disposal Costs	Contractual Obligations	Total Liability
Accrued costs as of June 30, 2007	$—	—	—	—
Payments	—	—	—	—
Adjustments to goodwill	3,346	865	4,010	8,221

Accrued costs as of September 30, 2007	$3,346	865	4,010	8,221

        In conjunction with the purchase of substantially all of the online lottery assets of EssNet AB ("EssNet") in March of 2006, we recorded approximately $26,717 in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration. The table below summarizes the payments made, adjustments and the balance of the accrued integration costs from December 31, 2006 to September 30, 2007:

	Severance Pay and Benefits	Lease Terminations	Contractual Obligations	Total Liability
Accrued costs as of December 31, 2006	$3,250	916	5,382	9,548
Payments	(1,107)	(191)	(398)	(1,696)
Adjustments to goodwill	234	39	4,075	4,348

Accrued costs as of March 31, 2007	$2,377	764	9,059	12,200
Payments	(1,149)	(193)	(518)	(1,860)

Accrued costs as of June 30, 2007	$1,228	571	8,541	10,340
Payments	(669)	(176)	(673)	(1,518)

Accrued costs as of September 30, 2007	$559	395	7,868	8,822

(3) Operating Segment Information

        The Printed Products Group provides lotteries with instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and manufactures prepaid phone cards for cellular phone service providers. In addition, as a result of the acquisition of 80% of the common stock of International Lotto Corp., SRL ("ILC") in December 2006, Printed Products now has an agreement with certain charities in Peru under which the Company participates in the operation of a lottery in Peru. The Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products. The Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include fixed odds betting terminals ("FOBTs"), video lottery terminals ("VLTs"), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, Amusement With Prize ("AWP") and Skill With Prize ("SWP") terminals and pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, during the quarter ended September 30, 2007, we recorded impairment charges of approximately $26,100 primarily related to long-lived assets in Peru and fixed assets in Germany. The fair values of the assets were determined based on the sum of future undiscounted cash flows which were estimated to be nil. The impairment charge is reported in our Printed Products segment and is included in depreciation and amortization expense in our Consolidated Statements of Income for the three and nine month periods ended September 30, 2007.

        Subsequent to the issuance of the 2006 financial statements management determined that certain EssNet sales revenues of approximately $7,400 and EssNet cost of sales of approximately $5,100 were classified as service revenues and cost of services in the Lottery Systems Group during the nine months ended September 30, 2006. Accordingly the amounts have been revised in the following presentation and in the Consolidated Statements of Income for the nine months ended September 30, 2006.

        The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and nine month periods ended September 30, 2006 and 2007, by current reportable segments. Corporate expenses, including interest expense, other income, and corporate depreciation and amortization are not allocated to the reportable segments.

	Three Months Ended September 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$91,135	50,877	56,909	198,921
Sales revenues	10,619	7,205	645	18,469

Total revenues	101,754	58,082	57,554	217,390

Cost of services (exclusive of depreciation and amortization)	46,906	27,937	32,422	107,265
Cost of sales (exclusive of depreciation and amortization)	8,656	3,846	904	13,406
Selling, general and administrative expenses	10,894	7,284	5,170	23,348
Depreciation and amortization	6,640	13,270	16,247	36,157

Segment operating income	$28,658	5,745	2,811	37,214

Unallocated corporate costs				$11,595

Consolidated operating income				$25,619

	Three Months Ended September 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$139,132	54,583	50,811	244,526
Sales revenues	9,378	8,429	4,567	22,374

Total revenues	148,510	63,012	55,378	266,900

Cost of services (exclusive of depreciation and amortization)	82,399	28,867	30,669	141,935
Cost of sales (exclusive of depreciation and amortization)	7,805	3,809	4,260	15,874
Selling, general and administrative expenses	16,541	8,606	4,846	29,993
Depreciation and amortization	37,013	16,130	7,893	61,036

Segment operating income	$4,752	5,600	7,710	18,062

Unallocated corporate costs				$13,975

Consolidated operating income				$4,087

	Nine Months Ended September 30, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$285,329	152,830	144,531	582,690
Sales revenues	36,558	41,736	4,172	82,466

Total revenues	321,887	194,566	148,703	665,156

Cost of services (exclusive of depreciation and amortization)	145,892	84,170	85,612	315,674
Cost of sales (exclusive of depreciation and amortization)	28,635	29,433	4,264	62,332
Selling, general and administrative expenses	33,099	22,812	12,145	68,056
Depreciation and amortization	17,966	34,804	25,742	78,512

Segment operating income	$96,295	23,347	20,940	140,582

Unallocated corporate costs				$35,087

Consolidated operating income				$105,495

	Nine Months Ended September 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$370,714	161,726	157,740	690,180
Sales revenues	28,734	29,944	29,885	88,563

Total revenues	399,448	191,670	187,625	778,743

Cost of services (exclusive of depreciation and amortization)	208,929	86,335	93,116	388,380
Cost of sales (exclusive of depreciation and amortization)	23,809	15,935	25,071	64,815
Selling, general and administrative expenses	43,746	23,941	15,408	83,095
Depreciation and amortization	55,536	45,486	20,894	121,916

Segment operating income	$67,428	19,973	33,136	120,537

Unallocated corporate costs				$40,967

Consolidated operating income				$79,570

        The following table provides a reconciliation of segment operating income to the consolidated income (loss) before income taxes for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Reported segment operating income	$37,214	$18,062	$140,582	$120,537
Unallocated corporate costs	(11,595)	(13,975)	(35,087)	(40,967)

Consolidated operating income	25,619	4,087	105,495	79,570
Interest expense	(12,154)	(15,975)	(30,471)	(43,141)
Equity in earnings of joint ventures	1,722	8,344	6,455	31,623
Other income (expense), net	(10)	123	859	166

Income (loss) before income taxes	$15,177	$(3,421)	$82,338	$68,218

        In evaluating financial performance, we focus on operating profit as a segment's measure of profit or loss. Operating income is before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except for accounting for income tax contingencies (see "Critical Accounting Policies" in this Form 10-Q for the three months ended September 30, 2007 and Note 1 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006).

(4) Equity Investments in Joint Ventures

        We are a member of Consorzio Lotterie Nazionali, a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract, which commenced in mid-2004, has an initial term of six years with a six year-extension option. Under our contract with the consortium, we are a supplier of instant lottery tickets, will participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. We account for this investment using the equity method of accounting. For the three months ended September 30, 2006 and 2007, we recorded income of $1,735 and $7,345, respectively, representing our share of the earnings of the consortium for the indicated periods. For the nine months ended September 30, 2006 and 2007, we recorded income of $6,790 and $29,315, respectively, representing our share of the earnings of the consortium for the indicated periods.

(5) Comprehensive Income

        The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$11,527	$(2,878)	$58,874	$48,988
Other comprehensive income
Foreign currency translation gain	4,071	17,994	22,787	30,012
Unrealized gain (loss) on investments	(17)	831	(528)	1,197

Other comprehensive income	4,054	18,825	22,259	31,209

Comprehensive income	$15,581	$15,947	$81,133	$80,197

(6) Inventories

        Inventories consist of the following:

	December 31, 2006	September 30, 2007
Parts and work-in-process	$23,517	$43,026
Finished goods	35,947	47,419

	$59,464	$90,445

        Point of sale terminals we manufacture may be sold to customers or included as part of long-term wagering system contracts. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed in service are classified as construction in progress in property and equipment and are not depreciated.

(7) Long-Term Debt

        On September 30, 2007, we had approximately $133,595 available for additional borrowing or letter of credit issuance under our revolving credit facility due 2009 (the "Revolver") under our existing credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "January 2007 Amended and Restated Credit Agreement"). There were $146,000 of outstanding loans and $20,405 in outstanding letters of credit under the Revolver as of September 30, 2007.

        The January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst our Company and our 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

        We were in compliance with our debt covenants as of September 30, 2007.

(8) Goodwill and Intangible Assets

        The following disclosure presents certain information regarding our acquired intangible assets as of December 31, 2006 and September 30, 2007. Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2006
Amortizable intangible assets:
Patents	13	$8,839	(1,207)	7,632
Customer lists	11	28,705	(12,179)	16,526
Customer service contracts	15	3,691	(1,889)	1,802
Licenses	10	49,751	(12,611)	37,140
Intellectual property	4	21,622	(4,115)	17,507
Lottery contracts	5	34,747	(19,889)	14,858

	9	147,355	(51,890)	95,465
Non-amortizable intangible assets:
Trade name		38,115	(2,118)	35,997
Connecticut off-track betting system operating right		34,108	(8,319)	25,789

		72,223	(10,437)	61,786

Total intangible assets		$219,578	(62,327)	157,251

Balance as of September 30, 2007
Amortizable intangible assets:
Patents	14	$8,958	(1,654)	7,304
Customer lists	11	30,370	(15,670)	14,700
Customer service contracts	15	3,984	(2,237)	1,747
Licenses	4	44,593	(21,194)	23,399
Intellectual property	4	22,750	(8,411)	14,339
Lottery contracts	5	39,996	(27,141)	12,855

	7	150,651	(76,307)	74,344
Non-amortizable intangible assets:
Trade name		39,151	(2,118)	37,033
Connecticut off-track betting system operating right		34,658	(8,319)	26,339

		73,809	(10,437)	63,372

Total intangible assets		$224,460	(86,744)	137,716

        The aggregate intangible amortization expense for the three month periods ended September 30, 2006 and 2007 was approximately $5,900 and $19,800, respectively. The aggregate intangible amortization expense for the nine month periods ended September 30, 2006 and 2007 was approximately $14,100 and $35,400, respectively.

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2006 to September 30, 2007. In 2007, we recorded (a) a $76,306 increase in goodwill associated with the acquisition of OGT, (b) a $1,225 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Games Media Limited ("Games Media"), (c) a $50 decrease in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of the Global Draw Limited ("Global Draw"), (d) a $4,218 increase in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of substantially all of the online lottery assets of EssNet, (e) a $9,752 decrease in goodwill associated primarily with the impairment of ILC goodwill, (f) a $234 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with certain other acquisitions and (g) an increase in goodwill of $20,046 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2006	$259,710	184,509	189,511	633,730
Adjustments	71,118	11,355	9,754	92,227

Balance as of September 30, 2007	$330,828	195,864	199,265	725,957

(9) Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.S.-based and U.K.-based union employees (the "U.S. Plan" and the "U.K. Plan") and, with the acquisition of OGT, certain Canadian-based employees (the "OGT Plans"). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the OGT Plans are generally based on the number of years of credited service. The Company's policy is to fund the minimum contribution permissible by the respective tax authorities.

        The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine month periods ended September 30, 2006 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Components of net periodic pension benefit cost:
Service cost	$547	$798	$1,642	$1,964
Interest cost	551	1,225	1,653	3,079
Expected return on plan assets	(562)	(1,393)	(1,685)	(3,487)
Amortization of actuarial gains/losses	289	252	870	758
Amortization of transition asset	—	—	—	—
Amortization of prior service costs	6	11	16	32

Net periodic cost	$831	$893	$2,496	$2,346

        We have a 401(k) plan covering U.S.-based employees who are not covered by a collective bargaining agreement. Under the plan, participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 6% of participant contributions for a match of up to 3% of eligible compensation. We have a 401(k) plan for all U.S.-based union employees which does not provide for Company contributions. With the acquisition of OGT, we have a 401(k) plan covering certain U.S.-based employees. Under the plan, participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 4% of participant contributions.

(10) Income Taxes

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $1,376, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $4,113. Of this amount, approximately $3,607, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. Also as a result of the implementation of FIN 48, we recognized accrued interest related to unrecognized tax benefits of $120, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. As of the date of adoption of FIN 48, we had accrued approximately $259 for the payment of interest and penalties.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. We do not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months. In the event of subsequent recognition, the entire amount recognized would impact the effective tax rate.

        The effective tax rates for the three and nine months ended September 30, 2007 of 15.9% and 28.2%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring. The effective tax rates for the three and nine months ended September 30, 2006 of 24.0% and 28.5%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(11) Stockholders' Equity

        The following demonstrates the change in the number of shares of Class A common stock outstanding during the fiscal year ended December 31, 2006 and during the three months ended September 30, 2007:

	Twelve Months Ended December 31, 2006	Three Months Ended September 30 2007
Shares issued and outstanding as of beginning of period	89,869	92,674
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	2,054	130
Other shares issued	29	—
Shares repurchased into treasury stock	(324)	—

Shares issued and outstanding as of end of period	91,628	92,804

(12) Stock-Based Compensation

        As of September 30, 2007, we had approximately 1,500 stock options or restricted stock units ("RSUs") authorized to be granted under our equity-based compensation plans.

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2007 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2006	6,972	6.3	$16.89	$117,732
Granted	635		33.86	—
Exercised	(810)		11.54	16,509
Canceled	(14)		26.01	—

Options outstanding as of March 31, 2007	6,783	6.7	$19.10	$93,156
Granted	15		32.82	—
Exercised	(121)		17.10	2,324
Canceled	(19)		22.99	—

Options outstanding as of June 30, 2007	6,658	6.4	$18.62	$108,863
Granted	77		34.52	—
Exercised	(86)		15.52	1,701
Canceled	(79)		21.30	—

Options outstanding as of September 30, 2007	6,570	6.2	$19.36	$121,069

Weighted-average per share fair value of options granted during the three months ended:
March 31, 2007	$13.70
June 30, 2007	$13.45
September 30, 2007	$13.68

        For the three months ended September 30, 2006 and 2007, we recognized equity-based compensation expense of approximately $2,600 and $2,600, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $400, respectively. For the nine months ended September 30, 2006 and 2007, we recognized equity-based compensation expense of approximately $9,800 and $8,700, respectively, related to the vesting of stock options and the related tax benefit of approximately $3,200 and $2,500, respectively. As of September 30, 2007, we had unearned compensation of approximately $27,300 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2007 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2006	977	$30.93
Granted	376	$33.54
Vested	(100)	$30.68
Canceled	(3)	$27.77

Non-vested units as of March 31, 2007	1,250	$31.74
Granted	228	$34.48
Vested	(31)	$36.16
Canceled	(1)	$27.68

Non-vested units as of June 30, 2007	1,446	$32.11
Granted	22	$34.20
Vested	(63)	$31.85
Canceled	(2)	$30.58

Non-vested units as of September 30, 2007	1,403	$31.86

        For the three months ended September 30, 2006 and 2007, we recognized equity-based compensation expense of approximately $2,000 and $3,700, respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $700 and $500, respectively. For the nine months ended September 30, 2006 and 2007, we recognized equity-based compensation expense of approximately $4,200 and $9,500, respectively, related to the vesting of restricted stock units and the related tax benefit of approximately $1,700 and $2,700, respectively. As of September 30, 2007, we had unearned compensation of approximately $33,900 relating to restricted stock units that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and foreign subsidiaries. Our 6.25% senior subordinated notes due 2012 ("2004 Notes"), the Convertible Debentures and the January 2007 Amended and Restated Credit Agreement are fully, unconditionally and jointly and severally guaranteed by substantially all of our 100%-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), (ii) our 100%-owned Guarantor Subsidiaries and (iii) our 100%-owned foreign subsidiaries and our non-100%-owned domestic and foreign subsidiaries (collectively, the "Non-Guarantor Subsidiaries") as of December 31, 2006 and September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, assuming the guarantee structure of the January 2007 Amended and Restated Credit Agreement, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented. Separate financial statements for Guarantor Subsidiaries are not presented based on management's determination that they would not provide additional information that is material to investors.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	4,070	23,721	—	27,791
Accounts receivable, net	—	125,598	52,847	—	178,445
Inventories	—	45,801	14,088	(425)	59,464
Other current assets	36,937	20,511	21,554	—	79,002
Property and equipment, net	—	294,952	156,308	(600)	450,660
Investment in subsidiaries	574,579	194,556	130,743	(899,878)	—
Goodwill	183	302,144	331,403	—	633,730
Intangible assets	—	106,605	50,646	—	157,251
Other assets	43,630	109,738	25,947	(6,048)	173,267

Total assets	$655,329	1,203,975	807,257	(906,951)	1,759,610

Liabilities and stockholders' equity
Current installments of long-term debt	$2,500	—	648	—	3,148
Current liabilities	15,779	90,423	84,594	79	190,875
Long-term debt, excluding current installments	912,000	—	1,253	—	913,253
Other non-current liabilities	5,069	86,652	32,529	6	124,256
Intercompany balances	(808,097)	740,091	68,006	—	—
Stockholders' equity	528,078	286,809	620,227	(907,036)	528,078

Total liabilities and stockholders' equity	$655,329	1,203,975	807,257	(906,951)	1,759,610

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$—	(4,399)	45,471	—	41,072
Accounts receivable, net	—	156,448	58,840	—	215,288
Inventories	—	62,982	27,888	(425)	90,445
Other current assets	21,927	15,283	27,619	—	64,829
Property and equipment, net	—	308,175	240,452	(600)	548,027
Investment in subsidiaries	940,270	65,893	193,600	(1,199,763)	—
Goodwill	183	350,006	375,768	—	725,957
Intangible assets	—	104,504	33,212	—	137,716
Other assets	41,799	151,730	45,446	(6,101)	232,874

Total assets	$1,004,179	1,210,622	1,048,296	(1,206,889)	2,056,208

Liabilities and stockholders' equity
Current installments of long-term debt	$5,718	—	453	—	6,171
Current liabilities	36,439	93,831	94,496	80	224,846
Long-term debt, excluding current installments	1,060,407	—	1,234	—	1,061,641
Other non-current liabilities	7,389	84,574	36,842	6	128,811
Intercompany balances	(740,513)	725,746	14,767	—	—
Stockholders' equity	634,739	306,471	900,504	(1,206,975)	634,739

Total liabilities and stockholders' equity	$1,004,179	1,210,622	1,048,296	(1,206,889)	2,056,208

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	143,348	77,347	(3,305)	217,390
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	78,652	45,631	(3,612)	120,671
Selling, general and administrative expenses	717	26,398	7,278	283	34,676
Depreciation and amortization	—	25,440	10,984	—	36,424

Operating income (loss)	(717)	12,858	13,454	24	25,619
Interest expense	11,747	357	50	—	12,154
Other (income) expense	(5,778)	(154)	4,216	4	(1,712)

Income (loss) before equity in income of subsidiaries, and income taxes	(6,686)	12,655	9,188	20	15,177
Equity in income of subsidiaries	20,178	—	—	(20,178)	—
Income tax expense	1,965	326	1,359	—	3,650

Net income	$11,527	12,329	7,829	(20,158)	11,527

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	171,662	96,107	(869)	266,900
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	99,178	59,500	(869)	157,809
Selling, general and administrative expenses	702	32,434	10,602	—	43,738
Depreciation and amortization	—	22,710	38,556	—	61,266

Operating income (loss)	(702)	17,340	(12,551)	—	4,087
Interest expense	15,299	598	78	—	15,975
Other (income) expense	(745)	(8,051)	329	—	(8,467)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,256)	24,793	(12,958)	—	(3,421)
Equity in income of subsidiaries	11,861	—	—	(11,861)	—
Income tax expense (benefit)	(517)	51	(77)	—	(543)

Net income (loss)	$(2,878)	24,742	(12,881)	(11,861)	(2,878)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	452,934	226,801	(14,579)	665,156
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	242,320	150,572	(14,886)	378,006
Selling, general and administrative expenses	2,172	80,733	19,304	205	102,414
Depreciation and amortization	—	55,557	23,684	—	79,241

Operating income (loss)	(2,172)	74,324	33,241	102	105,495
Interest expense	29,248	918	305	—	30,471
Other (income) expense	(15,794)	3,610	4,933	(63)	(7,314)

Income (loss) before equity in income of subsidiaries, and income taxes	(15,626)	69,796	28,003	165	82,338
Equity in income of subsidiaries	92,136	—	—	(92,136)	—
Income tax expense	17,636	1,324	4,504	—	23,464

Net income	$58,874	68,472	23,499	(91,971)	58,874

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	499,693	283,256	(4,206)	778,743
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	277,353	179,931	(4,089)	453,195
Selling, general and administrative expenses	2,549	92,152	28,810	(133)	123,378
Depreciation and amortization	—	63,127	59,473	—	122,600

Operating income (loss)	(2,549)	67,061	15,042	16	79,570
Interest expense	41,841	1,080	220	—	43,141
Other (income) expense	1,401	(34,040)	834	16	(31,789)

Income (loss) before equity in income of subsidiaries, and income taxes	(45,791)	100,021	13,988	—	68,218
Equity in income of subsidiaries	112,288	—	—	(112,288)	—
Income tax expense	17,509	161	1,560	—	19,230

Net income	$48,988	99,860	12,428	(112,288)	48,988

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(31,661)	76,980	58,223	(6)	103,536
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(70,598)	(38,539)	—	(109,137)
Business acquisitions, net of cash acquired	—	(14,710)	(248,949)	—	(263,659)
Other assets and investments	(296,229)	(37,517)	(130,954)	413,682	(51,018)

Net cash used in investing activities	(296,229)	(122,825)	(418,442)	413,682	(423,814)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	305,625	—	(4,733)	—	300,892
Net proceeds from stock issue	12,609	2,710	411,067	(413,779)	12,607
Excess tax benefit from equity-based compensation plans	4,487	—	—	—	4,487
Other, principally intercompany balances	5,262	23,188	(53,866)	25,416	—

Net cash provided by financing activities	327,983	25,898	352,468	(388,363)	317,986
Effect of exchange rate changes on cash	(93)	(331)	26,904	(25,313)	1,167

Increase (decrease) in cash and cash equivalents	—	(20,278)	19,153	—	(1,125)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942

Cash and cash equivalents, end of period	$—	(4,703)	42,520	—	37,817

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(24,214)	104,060	61,851	(105)	141,592
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(43,840)	(92,539)	22	(136,357)
Business acquisitions, net of cash acquired	(345)	(54,540)	(47,955)	—	(102,840)
Other assets and investments	(222,539)	100,636	(88,523)	156,086	(54,340)

Net cash provided by (used in) investing activities	(222,884)	2,256	(229,017)	156,108	(293,537)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	151,625	—	(264)	—	151,361
Net proceeds from stock issue	11,701	(102,567)	258,650	(156,083)	11,701
Other, principally intercompany balances	83,772	(12,236)	(71,073)	(463)	—

Net cash provided by (used in) financing activities	247,098	(114,803)	187,313	(156,546)	163,062
Effect of exchange rate changes on cash	—	18	1,603	543	2,164

Increase (decrease) in cash and cash equivalents	—	(8,469)	21,750	—	13,281
Cash and cash equivalents, beginning of period	—	4,072	23,719	—	27,791

Cash and cash equivalents, end of period	$—	(4,397)	45,469	—	41,072

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, "we," "us," "our" or "Company"), for the three and nine months ended September 30, 2007, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2006, included in our 2006 Annual Report on Form 10-K.

        Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisitions of Games Media Limited ("Games Media") and International Lotto Corp., SRL ("ILC") in December 2006, and the acquisition of Oberthur Gaming Technologies and related companies ("OGT") in May 2007 affect the comparability of operations for the three month periods ended September 30, 2006 and 2007. The acquisition of substantially all of the online lottery assets of EssNet AB ("EssNet") in March 2006, the acquisitions of The Shoreline Star Greyhound Park and Simulcast Facility ("Shoreline") and The Global Draw Limited and certain related companies ("Global Draw") in April 2006, the acquisitions of Games Media and ILC in December 2006, and the acquisition of OGT in May 2007 affect the comparability of operations for the nine month periods ended September 30, 2006 and 2007. See Note 3 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Printed Products Group

        We provide instant tickets and related services. Instant ticket and related services includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour®, The World Series of Poker® and Deal or No Deal™. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, during the quarter ended September 30, 2007, we recorded impairment charges of approximately $26,100 primarily related to long-lived assets in Peru and fixed assets in Germany. The fair values of the assets were determined based on future undiscounted cash flows which were estimated to be nil. The impairment charge is reported in our Printed Products segment and is included in depreciation and amortization expense in our Consolidated Statements of Income for the three and nine month periods ended September 30, 2007.

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

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offering includes fixed odds betting terminals ("FOBTs"), video lottery terminals ("VLTs"), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Amusement With Prize ("AWP") and Skill With Prize ("SWP") terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of FOBTs and monitor games to licensed bookmakers, primarily in the United Kingdom ("U.K.") and Austria; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media, our AWP and SWP terminal supplier in the U.K. public house market, and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

        Effective February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. The acquisition of the interest in RCN was not material to our operations.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        The following analysis compares the results of operations for the quarter ended September 30, 2007 to the results of operations for the quarter ended September 30, 2006.

Overview

Revenue Analysis

        For the quarter ended September 30, 2007, total revenue was $266.9 million compared to $217.4 million for the quarter ended September 30, 2006, an increase of $49.5 million or 23%. Our service revenue for the quarter ended September 30, 2007 was $244.5 million compared to $198.9 million for the quarter ended September 30, 2006, an increase of $45.6 million, or 23%. The increase was primarily attributable to the acquisition of OGT in May 2007 ($26.2 million), increased revenue on our licensed property contracts and increased sales of instant lottery tickets. Our sales revenue for the quarter ended September 30, 2007 was $22.4 million compared to $18.5 million in the prior year quarter, an increase of $3.9 million or 21%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($3.9 million).

Expense Analysis

        Cost of services of $141.9 million for the quarter ended September 30, 2007 were $34.6 million or 32% higher than for the quarter ended September 30, 2006. The increase was primarily related to the acquisition of OGT in May 2007, higher television production costs associated with our Deal or No Deal™ licensed property contracts, higher costs attributable to the start-up of our new instant printing press and increased costs associated with increased sales of instant lottery tickets. Cost of sales of $15.9 million for the quarter ended September 30, 2007 was $2.5 million or 19% higher than the quarter ended September 30, 2006 primarily reflecting costs associated with terminals sold by Games Media, partially offset by a reduction in cost associated with a decline in phone card sales.

        Selling, general and administrative expense of $43.7 million for the quarter ended September 30, 2007 was $9.0 million or 26% higher than for the quarter ended September 30, 2006. The increase was primarily related to expense resulting from the acquisition of OGT in May 2007, increased stock-based compensation costs and increased legal, compliance and business development costs.

        Depreciation and amortization expense of $61.3 million for the quarter ended September 30, 2007 increased $24.9 million or 68% from the same period in 2006, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations.

        Interest expense of $16.0 million for the quarter ended September 30, 2007 increased $3.8 million or 31% from the same period in 2006, primarily attributable to increased borrowings to fund acquisitions and slightly higher interest rates.

        Equity in earnings of joint ventures primarily reflects our share of the earnings of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery and our share of the earnings of RCN in connection with the interest we acquired in February 2007. For the quarter ended September 30, 2007, our share of the Italian consortium's net income totaled $7.3 million compared to $1.7 million in the quarter ended September 30, 2006. The increase in income for the quarter ended September 30, 2007 reflects continued growth of instant ticket sales in Italy. For the quarter ended September 30, 2007, our share of the earnings of RCN was $1.0 million.

        Income tax benefit was $0.5 million for the quarter ended September 30, 2007 versus income tax expense of $3.7 million for the quarter ended September 30, 2006. The effective income tax rate for the quarter ended September 30, 2007 and 2006 was approximately 15.9% and 24.0% respectively. The decrease in the effective income tax rate was primarily due to lower tax rates applicable to the increase in our earnings from operations outside of the United States.

Segment Overview

Printed Products

        For the quarter ended September 30, 2007, total revenue for Printed Products was $148.5 million compared to $101.8 million in the quarter ended September 30, 2006, an increase of $46.7 million or 46%. For the quarter ended September 30, 2007, service revenue for Printed Products was $139.1 million compared to $91.1 million in the corresponding period in the prior year, an increase of $48.0 million or 53%. The increase was primarily attributable to the acquisition of OGT in May 2007 ($26.2 million), increased revenue on our licensed property contracts and increased sales of instant lottery tickets.

        Printed Products sales revenue for the quarter ended September 30, 2007 was $9.4 million compared to $10.6 million for the quarter ended September 30, 2006, a decrease of $1.2 million or 11%. The decrease was primarily the result of a continuing decline in phone card prices and volumes reflecting a market shift to lower priced products.

        Cost of services of $82.4 million for the quarter ended September 30, 2007 was $35.5 million or 76% higher than from the same period in 2006. The increase was primarily due to costs from OGT which was acquired in May 2007, higher television production costs due to our Deal or No Deal™ licensed property contracts, higher costs attributable to the start-up of our new instant ticket printing press and higher operating costs as a result of increased instant ticket sales.

        Cost of sales of $7.8 million for the quarter ended September 30, 2007 was $0.9 million or 10% lower than for the quarter ended September 30, 2006 primarily due to the decreased level of phone card sales and a decline in costs of sales in Germany.

        Selling, general and administrative expense of $16.5 million for the quarter ended September 30, 2007 was $5.6 million or 51% higher than in the quarter ended September 30, 2006. The increase was primarily attributable to the acquisition of OGT in May 2007 plus increased legal, compliance and business development costs.

        Depreciation and amortization expense of $37.0 million for the quarter ended September 30, 2007 increased $30.4 million as compared to the quarter ended September 30, 2006, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations. The increase was also the result of increased amortization on licensed property contracts and depreciation from the acquisition of OGT in May 2007.

Lottery Systems

        For the quarter ended September 30, 2007, total revenue for Lottery Systems was $63.0 million compared to $58.1 million in the quarter ended September 30, 2006, an increase of $4.9 million or 8%. Lottery Systems service revenue for the quarter ended September 30, 2007 was $54.6 million compared to $50.9 million for the quarter ended September 30, 2006, an increase of $3.7 million or 7%. The increase was primarily due to revenue from a large Powerball jackpot during the quarter ended September 30, 2007, revenue from the new Maryland contract and increased revenue from international customers.

        Lottery Systems sales revenue for the quarter ended September 30, 2007 was $8.4 million compared to $7.2 million for the quarter ended September 30, 2006, an increase of $1.2 or 17%. The increase was primarily due to increased hardware sales in Canada.

        Cost of services of $28.9 million for the quarter ended September 30, 2007 was $1.0 million or 4% higher than in the quarter ended September 30, 2006. The increase was primarily due the start-up of the contract in Mexico plus expenses associated with the new Maryland contract, partially offset by the 2006 cost reduction initiatives.

        Cost of sales of $3.8 million for the quarter ended September 30, 2007 was in line with cost of sales for the quarter ended September 30, 2006.

        Selling, general and administrative expense of $8.6 million for the quarter ended September 30, 2007 was $1.3 million or 18% higher than in the quarter ended September 30, 2006. The increase was primarily attributable to increased legal, compliance and business development costs.

        Depreciation and amortization expense of $16.1 million for the quarter ended September 30, 2007 increased $2.8 million or 21% as compared to the quarter ended September 30, 2006, primarily due to increased amortization of deferred installation costs for Lottery Systems contracts in the U.S. and Mexico plus accelerated amortization of deferred installation costs due to early termination of our Lottery Systems contract with Korea.

Diversified Gaming

        For the quarter ended September 30, 2007, total revenue for Diversified Gaming was $55.4 million compared to $57.6 million in the quarter ended September 30, 2006, a decrease of $2.2 million or 4%. Diversified Gaming service revenue for the third quarter of 2007 was $50.8 million compared to $56.9 million for the quarter ended September 30, 2006, a decrease of $6.1 million or 11%. The decrease in service revenue primarily reflects the sale of our racing and data communications businesses in February 2007 and a decrease in revenue from Global Draw as a result of lower rates on contract renewals, the wind-down of the Betfred contract plus the impact of the smoking ban that came into effect in the U.K. in July 2007.

        The Diversified Gaming sales revenue for the quarter ended September 30, 2007 was $4.6 million compared to $0.6 million in the same quarter in the prior year, an increase of $4.0 million. The increase was primarily due to the acquisition of Games Media in December 2006.

        Cost of services of $30.7 million for the quarter ended September 30, 2007 was $1.7 million or 5% lower than for the quarter ended September 30, 2006. The decrease was primarily due to reduced costs as a result of the sale of our racing and data communications businesses in February 2007 plus lower costs related to our domestic and international pari-mutuel and venue management businesses, partially offset by an increase in costs from Global Draw.

        Cost of sales of $4.3 million for the quarter ended September 30, 2007 was $3.4 million higher than in the quarter ended September 30, 2006, primarily due to the acquisition of Games Media in December 2006.

        Selling, general and administrative expense of $4.8 million for the quarter ended September 30, 2007 was $0.4 million or 8% lower than in the quarter ended September 30, 2006. The decrease was primarily due to lower costs from Global Draw plus cost reduction initiatives in the U.S. in 2007, partially offset by costs from the acquisition of Games Media in December 2006.

        Depreciation and amortization expense, including amortization of service contract software, of $7.9 million for the quarter ended September 30, 2007 decreased $8.3 million or 51% from the quarter ended September 30, 2006, primarily due to a $9.7 million charge in the quarter ended September 30, 2006 related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers, and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts, partially offset by increased depreciation for Global Draw plus depreciation resulting from the acquisition of Games Media in December 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        The following analysis compares the results of operations for the nine months ended September 30, 2007 to the results of operations for the nine months ended September 30, 2006.

Overview

Revenue Analysis

        For the nine months ended September 30, 2007, total revenue was $778.7 million compared to $665.2 million for the nine months ended September 30, 2006, an increase of $113.5 million or 17%. Our service revenue for the nine months ended September 30, 2007 was $690.2 million compared to $582.7 million for the nine months ended September 30, 2006, an increase of $107.5 million or 18%. The increase was primarily attributable to the acquisitions of Global Draw in April 2006 ($18.5 million) and OGT in May 2007 ($42.1 million) and increased sales of instant lottery tickets. Our sales revenue for the nine months ended September 30, 2007 was $88.6 million compared to $82.5 million in the nine months ended September 30, 2006, an increase of $6.1 million or 7%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($27.8 million) plus a $6.5 million sale of hardware in Canada in 2007, partially offset by the absence of a $20.3 million one-time sale of terminals in Germany and a decline in phone card sales.

Expense Analysis

        Cost of services of $388.4 million for the nine months ended September 30, 2007 was $72.7 million or 23% higher than for the nine months ended September 30, 2006. The increase was primarily related to the acquisitions of Global Draw in April 2006, ILC in December 2006 and OGT in May 2007, higher costs associated with increased instant ticket sales, higher television production costs associated with our Deal or No Deal™ licensed property contracts and higher costs attributable to the start-up of our new instant ticket printing press. Cost of sales of $64.8 million for the nine months ended September 30, 2007 was $2.5 million or 4% higher than in the nine months ended September 30, 2006 primarily due to the acquisition of Games Media in December 2006, partially offset by reduced costs associated with the absence of a one-time sale of terminals in Germany and a decline in phone card sales.

        Selling, general and administrative expense of $123.4 million for the nine months ended September 30, 2007 was $21.0 million or 21% higher than in the nine months ended September 30, 2006. The increase was primarily related to increased costs associated with the acquisitions of Global Draw in April 2006, Games Media in December 2006 and OGT in May 2007, combined with increased stock-based compensation costs and increased legal, compliance and business development costs.

        Depreciation and amortization expense of $122.6 million for the nine months ended September 30, 2007 increased $43.4 million or 55% from the same period in 2006, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations. The increase was also due to increased amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico, increased amortization on domestic and international Lottery System contracts and increased amortization on licensed property contracts.

        Interest expense of $43.1 million for the nine months ended September 30, 2007 increased $12.6 million or 41% from the same period in 2006, primarily attributable to increased borrowings to fund acquisitions plus higher interest rates.

        Equity in earnings of joint ventures primarily reflects our share of the equity of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery and our share of the equity of RCN in connection with the interest we acquired in February 2007. For the nine months ended September 30, 2007, our share of the Italian consortium's net income totaled $29.3 million compared to $6.8 million in the nine months ended September 30, 2006. The increase in income for the nine months ended September 30, 2007 reflects continued growth of instant ticket sales in Italy. For the nine months ended September 30, 2006, our share of the earnings of RCN was $2.3 million.

        Income tax expense was $19.2 million and $23.5 million for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the nine months ended September 30, 2007 and 2006 was approximately 28.2% and 28.5% respectively. The decrease in the effective income tax rate was primarily due to lower tax rates applicable to the increase in our earnings from operations outside of the United States.

Segment Overview

Printed Products

        For the nine months ended September 30, 2007, total revenue for Printed Products was $399.4 million compared to $321.9 million in the nine months ended September 30, 2006, an increase of $77.5 million or 24%. For the nine months ended September 30, 2007, service revenue for Printed Products was $370.7 million compared to $285.3 million in the corresponding period in the prior year, an increase of $85.4 million or 30%. The increase was primarily attributable to the acquisitions of OGT in May 2007 ($42.1 million) and ILC in December 2006 ($4.4 million), increased international and domestic sales of instant lottery tickets and increased revenue on our licensed property contracts.

        Printed Products sales revenue for the nine months ended September 30, 2007 was $28.7 million compared to $36.6 million for the nine months ended September 30, 2006, a decrease of $7.9 million or 22%. The decrease was primarily the result of decreased sales of phone cards, partially offset by revenue resulting from the acquisition of Printing Associates, Inc. ("PAI") in 2006.

        Cost of services of $208.9 million for the nine months ended September 30, 2007 was $63.0 million or 43% higher than from the same period in 2006. The increase was primarily due to higher operating costs as a result of the acquisitions of OGT in May 2007 and ILC in December 2006, combined with increased costs as a result of higher ticket sales, higher television production costs due to our Deal or No Deal™ licensed property contracts and higher costs attributable to the start-up of our new instant ticket printing press.

        Cost of sales of $23.8 million for the nine months ended September 30, 2007 was $4.8 million or 17% lower than for the nine months ended September 30, 2006, primarily due to decreased costs associated with a continuing decline in phone card prices and volumes reflecting a market shift to lower-priced products.

        Selling, general and administrative expense of $43.7 million for the nine months ended September 30, 2007 was $10.6 million or 32% higher than in the nine months ended September 30, 2006. The increase was primarily attributable to the acquisitions of OGT in May 2007 and ILC in December 2006, plus increased legal, compliance and business development costs.

        Depreciation and amortization expense of $55.5 million for the nine months ended September 30, 2007 increased $37.5 million as compared to the nine months ended September 30, 2006, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of the long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations. The increase was also the result of increased amortization on licensed property contracts and depreciation from the acquisition of OGT in May 2007.

Lottery Systems

        For the nine months ended September 30, 2007, total revenue for Lottery Systems was $191.7 million compared to $194.6 million in the nine months ended September 30, 2006, a decrease of $2.9 million or 1%. Lottery Systems service revenue for the nine months ended September 30, 2007 was $161.7 million compared to $152.8 million for the nine months ended September 30, 2006, an increase of $8.9 million or 6%. The increase was primarily due to increased revenue from European customers and increased revenue from the new Maryland contract.

        Lottery Systems sales revenue for the nine months ended September 30, 2007 was $29.9 million compared to $41.7 million for the nine months ended September 30, 2006, a decrease of $11.8 million or 28%. The decrease was primarily due to the absence of a $20.3 million one-time sale of terminals in Germany in the nine months ended September 30, 2006, partially offset by a $6.5 million sale of hardware in Canada in 2007. Add-on sales of terminals and other equipment continued to suffer from legislative uncertainty in the German market.

        Cost of services of $86.3 million for the nine months ended September 30, 2007 was $2.1 million or 2% higher than in the nine months ended September 30, 2006. The increase was primarily due to expenses associated with the start-up of the contract in Mexico, partially offset by reduced expenses associated with the 2006 cost reduction initiatives.

        Cost of sales of $15.9 million for the nine months ended September 30, 2007 was $13.5 million or 46% lower than during the nine months ended September 30, 2006, primarily reflecting a reduction in costs associated with the one-time sale of terminals in Germany in 2006, partially offset by higher costs associated with increased hardware sales in Canada in 2007.

        Selling, general and administrative expense of $23.9 million for the nine months ended September 30, 2007 was $1.1 million or 5% higher than in the nine months ended September 30, 2006. The increase was primarily attributable to increased legal, compliance and business development costs for the respective time periods plus increased costs associated with the increase in revenues from European customers, partially offset by reduced costs associated with cost reduction initiatives that occurred in 2006.

        Depreciation and amortization expense of $45.5 million for the nine months ended September 30, 2007 increased $10.7 million or 31% as compared to the nine months ended September 30, 2006, primarily due to the amortization of deferred installation costs of new Lottery Systems contracts in Maryland and Mexico and increased amortization on domestic and international contracts.

Diversified Gaming

        For the nine months ended September 30, 2007, total revenue for Diversified Gaming was $187.6 million compared to $148.7 million in the nine months ended September 30, 2006, an increase of $38.9 million or 26%. Diversified Gaming service revenue for the first nine months of 2007 was $157.7 million compared to $144.5 million in the nine months ended September 30, 2006, an increase of $13.2 million or 9%. The increase in service revenue primarily reflects the acquisition of Global Draw in April 2006 ($18.5 million), partially offset by the sale of our racing and data communications businesses in February 2007 plus reduced revenue from our domestic pari-mutuel business.

        The Diversified Gaming sales revenue for the nine months ended September 30, 2007 was $29.9 million compared to $4.2 million in the same period in the prior year, an increase of $25.7 million. The increase was primarily due to the acquisition of Games Media in December 2006 ($27.8 million), partially offset by lower pari-mutuel equipment sales in 2007.

        Cost of services of $93.1 million for the nine months ended September 30, 2007 was $7.5 million or 9% higher than the nine months ended September 30, 2006. The increase was primarily due to the acquisition of Global Draw in April 2006, partially offset by the sale of our racing and data communications businesses in February 2007.

        Cost of sales of $25.1 million for the nine months ended September 30, 2007 was $20.8 million higher than the nine months ended September 30, 2006, primarily due to the acquisition of Games Media in December 2006, partially offset by lower pari-mutuel sales in 2007.

        Selling, general and administrative expense of $15.4 million for the nine months ended September 30, 2007 was $3.3 million or 27% higher than in the nine months ended September 30, 2006. The increase was primarily due to the acquisitions of Global Draw in April 2006 and Games Media in December 2006.

        Depreciation and amortization expense, including amortization of service contract software, of $20.9 million for the nine months ended September 30, 2007 decreased $4.8 million or 19% from the nine months ended September 30, 2006, primarily due to a $9.7 million charge in the quarter ended September 30, 2006 related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers, and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts, partially offset by increased depreciation resulting from the acquisition of Global Draw in April 2006.

Critical Accounting Policies

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48. Previous to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with the SFAS No. 5, Accounting for Contingencies ("SFAS 5"). See Note 10 to the Consolidated Financial Statements in this Form 10-Q for additional information on FIN 48.

        There have been no other material changes to our critical accounting policies from those discussed under the caption "Critical Accounting Policies" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity, Capital Resources and Working Capital

        On September 30, 2007, we had $133.6 million available for additional borrowing or letter of credit issuance under our revolving credit facility due 2009 (the "Revolver") under our existing credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "January 2007 Amended and Restated Credit Agreement"). There were $146.0 million of outstanding loans and $20.4 million in outstanding letters of credit under the Revolver as of September 30, 2007.

        Our January 2007 Amended and Restated Credit Agreement is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst our Company and our 100%-owned domestic subsidiaries. The January 2007 Amended and Restated Credit Agreement is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

        Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the consolidated statements of income. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. During the remainder of fiscal 2007, we expect to replace approximately 3,500 existing pari-mutuel terminals for a total cost of approximately $9.4 million. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

        As of September 30, 2007, our available cash and borrowing capacity totaled $174.7 million compared to $82.4 million as of December 31, 2006. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

        The $13.3 million increase in our available cash from the December 31, 2006 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2007 of $141.2 million along with $151.4 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $190.6 million, acquisition related payments of $102.8 million and the effects of exchange rates. The $141.2 million of net cash provided by operating activities is derived from approximately $163.7 million of net cash provided by operations offset by approximately $22.5 million from changes in working capital. The working capital changes occurred principally from increases in accounts receivable and inventory, and decreases in accounts payable and prepaid expenses and other current assets. Capital expenditures of $27.4 million in the nine months ended September 30, 2007 are more than similar expenditures totaling $8.5 million in the corresponding period in 2006. Wagering system expenditures totaled $108.9 million in the nine months ended September 30, 2007, compared to $96.8 million in the corresponding period in 2006, and consisted primarily of new lottery contracts in Mexico and Maryland and fixed odds betting terminals related to Global Draw contracts with its customers. Other intangible assets and software expenditures during the nine months ended September 30, 2007 consisted primarily of licensed properties, lottery contracts in Mexico and Maryland and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the January 2007 Amended and Restated Credit Agreement.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-Q. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Securities and Exchange Commission.

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/2007 - 7/31/2007	14,600	$34.59	—	$190.2 million
8/1/2007 - 8/31/2007	4,148	$36.56	—	$190.2 million
9/1/2007 - 9/30/2007	—	$—	—	$190.2 million

Total	18,748	$35.03	—	$190.2 million

(1)
The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock awards during the three months ended September 30, 2007.

(2)
On November 2, 2006, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase, from time to time in the open market through December 31, 2007, shares of our outstanding common stock in an aggregate amount up to $200 million. The timing and amount of purchases will be determined by our management based on its evaluation of market conditions, share price and other factors. There were no shares repurchased as part of the publicly announced repurchase program during the three months ended September 30, 2007.

Item 6.    Exhibits

Exhibit Number
10.1	Letter, dated August 2, 2007, between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated January 1, 2006.(†)
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION (Registrant)
By:	/s/ DEWAYNE E. LAIRD
Name:	DeWayne E. Laird
Title:	Vice President and Chief Financial Officer (principal financial officer)

Dated: November 9, 2007

INDEX TO EXHIBITS

Exhibit Number
10.1	Letter, dated August 2, 2007, between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated January 1, 2006.(†)
31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)

(†)
Filed herewith.

QuickLinks

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES INDEX TO FINANCIAL INFORMATION AND OTHER INFORMATION THREE MONTHS ENDED SEPTEMBER 30, 2007
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2006 and September 30, 2007 (Unaudited, in thousands, except per share amounts)
  Item 1. Financial Statements
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Three Months Ended September 30, 2006 and 2007 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Nine Months Ended September 30, 2006 and 2007 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended September 30, 2006 and 2007 (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2006 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2007 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Three Months Ended September 30, 2006 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Three Months Ended September 30, 2007 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Nine Months Ended September 30, 2006 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Nine Months Ended September 30, 2007 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2006 (Unaudited, in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2007 (Unaudited, in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS