Form 10-K
period 2007-12-31
SCIENTIFIC GAMES CORP
filed 2008-02-29
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2007 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,274,629,545(1).

         Common shares outstanding as of February 26, 2008 were 93,487,989.

DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2008 Annual Meeting of Stockholders	Part III

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 132

PART I
FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

        You should also note that this Annual Report on Form 10-K contains various references to industry market data and certain industry forecasts. The industry market data and industry forecasts were obtained from publicly available information and industry publications. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but that the accuracy and completeness of that information is not guaranteed. Similarly, industry forecasts, while we believe them to be accurate, have not been independently verified by us and we do not make any representation as to the accuracy of that information.

ITEM 1.    BUSINESS

        Unless the context indicates otherwise, all references to the words "Scientific Games," "we," "our," "ours," "us" and the "Company" refer to Scientific Games Corporation and its consolidated subsidiaries. "International" refers to non-United States jurisdictions. "United States ("U.S.") jurisdictions" refers to all fifty states plus the District of Columbia and Puerto Rico. "Online" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our subsidiaries Autotote Enterprises, Inc. (in Connecticut and Maine) and Scientific Games Racing B.V. (in the Netherlands). "Handle" is a racing industry term for dollars wagered. The "wide area gaming" market refers to a collection of video lottery and other markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue.

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

        We believe we are the leading provider of instant lottery tickets in the world. Our instant ticket customers include 40 of the 42 U.S. jurisdictions that currently sell instant lottery tickets, and we have sold instant tickets and related services to lotteries in over 50 other countries. We believe that our innovative products and services allow lotteries to increase their retail sales of instant tickets.

        Instant ticket and related services include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We provide lotteries with access to some of the world's most popular entertainment brands, including Deal or No Deal™, Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. We also provide lotteries with customized partnerships, or cooperative service programs, to help lotteries efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

        We believe we are one of the largest suppliers of paper-based prepaid phone cards in the world. Prepaid phone cards utilize the secure process employed by us in the production of instant lottery tickets, which helps ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

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

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offerings include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals ("VLTs"), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C Amusement With Prize ("AWP") and Skill With Prize ("SWP") terminals. Business units within the Diversified Gaming Group include: The Global Draw Limited and certain related companies ("Global Draw"), a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited ("Games Media"), our AWP and SWP terminal supplier to the U.K. public house (or pub) market; and our venue management gaming operations in Connecticut, Maine and the Netherlands.

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

        Although there are many types of lottery games worldwide, governmentally authorized lotteries may generally be categorized into three principal groups: instant ticket, online and traditional draw-type lotteries. An instant ticket lottery is typically played by removing a latex coating from a preprinted ticket to determine whether it is a winner. Online lottery games, such as Powerball®, are based on a random selection of a series of numbers. Online lottery prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments, or separate instant ticket validation systems may be installed. In addition, lotteries may offer quick draw keno ("keno"), video lottery, sports and other lottery games. Keno is typically played every five minutes in restricted social settings such as bars and is usually offered as an extension of online lottery systems. Video lotteries are played on VLTs, featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs and similar establishments. Video lotteries generally use a distinct system from an online lottery system for accounting, security and control purposes. In addition, in Oregon, several provinces in Canada and several countries outside the U.S., lotteries offer pari-mutuel or fixed odds wagers on various sports.

        During the U.S. lottery industry's fiscal year-end 2007 (which is June 30, 2007 for all but three states), U.S. online lottery retail sales totaled approximately $22.5 billion, and U.S. instant ticket lottery sales totaled approximately $30.1 billion. Based on international industry information, we estimate that international online lottery retail sales totaled approximately $154.1 billion and that international instant ticket lottery sales totaled approximately $48.5 billion during calendar year 2006. Industry data indicates that in the U.S. instant ticket retail sales have generally been growing faster than online games because of "instant" rewards rather than the delayed rewards of online games with periodic or weekly drawings, and also due to increased payouts and more frequent game introductions.

Wide Area Gaming Market

        The wide area gaming market is a collection of video lottery and other markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where hundreds or even thousands of gaming machines are housed in a single venue. The wide area gaming market is large and complements our wide area technology and service expertise. One of the key benefits of wide area gaming is the downloadable, centrally determined technology that allows for easy reconfiguration of game content on each terminal. Wide area gaming includes a number of regulatory categories including VLTs, server-based gaming terminals, AWP and SWP terminals and other gaming devices that are converging as networked video gaming terminals.

        Historically video lottery has included gaming terminals monitored by a central system, often accepting currency but only dispensing vouchers. In the U.S., these gaming terminals were originally deployed by lotteries in bars and restaurants and more recently in horse and greyhound racetracks (racinos). Video lottery has expanded in Europe and other markets to include gaming machines networked to central systems, often with game results being centrally determined. Our Global Draw system is highly adaptable to these regulations and markets, and can be used in either publicly owned or privately operated video lottery venues.

        In Great Britain, licensed bookmakers may provide up to four regulated gaming machines per licensed betting shop. Prior to September 1, 2007, there were approximately 25,000 fixed odds betting terminals ("FOBTs") installed in the U.K. In September 2007, when the substantive provisions of Great Britain's Gambling Act of 2005 (the "Gambling Act") came into effect, bookmakers were able to deploy up to four machines of two defined categories known as B2 terminals, which is the new regulatory category for FOBTs and new B3 terminals, which is a new classification of short play cycle terminals with predominantly similar content to reel-based slot machines and a £500 maximum win (otherwise referred to as "jackpot" terminals). To comply with the new Great Britain gaming requirements, we replaced all of the 9,400 FOBTs owned by Global Draw with new dual purpose Nevada™ terminals prior to September 1, 2007. In addition to B2/B3 terminals, bookmakers in Great Britain and Austria also provide customers with the ability to wager on a variety of monitor games (including keno style content).

        The wide area gaming market in Great Britain also includes approximately 120,000 AWP terminals and 30,000 SWP terminals. Nearly all of these AWP terminals are standalone, single game, analog mechanical spinning reel gaming devices. Because of the arcane nature of the analog AWP terminals, income from these machines has been declining an estimated 6-8% per year; however, in the fourth quarter of 2007, this market began to expand as analog AWP terminals started to be replaced with digital AWP terminals, classified as Category C or D gaming machines under the Gambling Act. The Gambling Act allows regulated Category C gaming machines to be provided by suppliers to public houses on the basis of participation agreements for the first time. These new digital terminals provide players with a variety of games, which we manage through a downloadable, centrally determined network. The expansion of games available to play on the digital AWPs is expected to attract new players into the market. The majority of AWP terminals in Europe are expected to be converted to digital versions over the next few years. During 2007, approximately 9,400 analog machines were replaced with digital machines.

Pari-mutuel Market

        In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron's winnings are determined by dividing the total amount wagered, less a set commission, amongst the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino racebooks or through licensed telephone and Internet account wagering operators. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations, including lotteries.

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. Based on industry information, we estimate that the North American market for all forms of pari-mutuel wagering was approximately $19 billion in 2007, down from approximately $20 billion in 2000. We believe the decline in North American pari-mutuel wagering during this period is primarily due to competition from other gaming activities such as casinos, lotteries and internet gambling and competition from other forms of individual and family entertainment such as movies, restaurants and the Internet.

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

Operational Overview

  Printed Products Group

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we believe we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic and foreign lottery jurisdictions and commercial (non-lottery) customers. We presently have a contract with 40 of the 42 U.S. jurisdictions that sell instant lottery tickets and we provide instant tickets to North Carolina through its contract with Gtech Corporation ("Gtech"). In addition, we have sold instant lottery tickets to customers in over 50 countries. Our instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In 2007 and 2006, we sold approximately 31.5 billion and 24.5 billion, respectively, 2×4 inch equivalent-size instant tickets, of which approximately 40% and 31%, respectively, were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

        The instant tickets we manufacture are typically printed on recyclable ticket stock by a series of computer-controlled presses and ink-jet imagers, which we believe incorporate the most advanced technology and security currently available in the industry. Instant tickets generally range in size from 2 inches by 3 inches to ticket sizes as large as some calendars. Instant tickets are normally played by removing a latex coating to determine if they are winning tickets.

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

        We provide lotteries with access to some of the world's most popular entertainment brands, which help increase their instant ticket sales. Our entertainment brands include themed instant games such as Betty Boop™, The Pink Panther™, I Love Lucy®, Harley-Davidson®, Monopoly™ and Wheel of Fortune® to name a few. We also provide branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. Popular brands offered as non-cash prizes for lottery players are Deal or No Deal™, Major League Baseball®, National Basketball Association, NASCAR®, Corvette®, Jeopardy!®, Popeye® and Dick Tracy™ and World Poker Tour®.

        We pioneered the concept of providing lotteries with customized partnership programs, our cooperative services programs, whereby we manage a lottery's instant ticket operations as a means of reducing operating costs to the lottery, while increasing the lottery's retail sales. Cooperative services contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff and advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions.

        We have contracts for cooperative services with the U.S. jurisdictions of Arizona, Delaware, District of Columbia, Florida, Georgia, Maine, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee and Virginia. Under such contracts, we are typically paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Beginning in 2005, we expanded our cooperative service style offerings in Germany, with two contracts with Toto-Lotto Niedersachsen GmbH and one contract with Lotterie-Treuhandgesellschaft GmbH, the state lottery of Hessen, Germany, to supply instant lottery tickets and other lottery services. In 2007, we acquired a 50% interest in Guard Libang, which provides instant ticket validation services to 21 provinces and certain cooperative service functions to 44 cities in China for the China Welfare Lottery. We have also entered into a contract to provide the China Sports Lottery with instant tickets and a central instant ticket validation system beginning in 2008.

        We also applied our cooperative service programs in Italy as a member of Consorzio Lotterie Nazionali, a consortium consisting principally of ourselves, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract has an initial term of six years with a six year-extension option. Under our contract with the consortium, we will supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support. We also participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. The consortium's contract commenced in mid-2004 and retail sales have continued to improve from approximately $18.5 million per week at the start of our operation with the consortium to approximately $270.1 million per week currently, an overall improvement of approximately 1,360%.

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

  Lottery Systems Group

        We believe we are a leading provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum initial term of five years, under which we are generally paid a fee equal to a percentage of the lottery's total retail sales of lottery tickets. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based support services under long-term contracts.

        Our lottery systems utilize proprietary technology that facilitates high-speed processing of online wagers as well as validation of winning online and instant play tickets. Our lottery business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation, and online lottery games, point-of-sale terminals, central site computers and communication platforms, and on-going operational support and maintenance services. We also provide software, hardware and support for sports betting systems, video lottery systems and the operation of credit card processing systems for non-lottery customers.

        We have contracts to operate online lottery systems for 16 of the 44 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe. Internationally, we have lottery systems operating in Australia, Austria, Canada, China, Dominican Republic, France, Germany, Hungary, Iceland, Mexico, the Netherlands, Norway, Philippines, Spain and Switzerland. In late 2007 and early 2008, the lotteries in Pennsylvania, South Carolina and West Virginia awarded new online lottery contracts to other vendors. Our existing online contracts with the Pennsylvania, South Carolina and West Virginia lotteries terminate on December 31, 2008, November 15, 2008 and June 30, 2008, respectively.

  Diversified Gaming Group

        Wide Area Gaming.    We believe we are a leading supplier of wide area gaming systems and terminals to licensed bookmakers in the U.K. and Austria. We provide bookmakers with a turnkey offering which includes remote management of the game content and management information, wagering terminals, central computer system, data communications, and field support service. We develop game content through our own staff in Austria and Australia, and we contract with other gaming suppliers for additional content. Our contracts are for an initial period of two to four years duration under which we are typically paid a fee equal to a percentage of our customer's revenues generated from wagers on each terminal. Global Draw operates approximately 9,400 terminals in the U.K. and we believe it is one of the three largest suppliers in the U.K. market. We believe Global Draw's Nevada™ terminals achieve higher revenue levels for its customers than those provided by the competition in part because the Nevada™ terminal provides customers the flexibility of switching from B2 to B3 content to enhance their revenue, along with superior field service and game content.

        In the U.K. analog AWP market, we develop our own game content and contract with third-party game developers. This game content is then programmed into an analog gaming terminal that is manufactured for us by a third party, and then the completed terminal is sold to gaming machine operators. In the U.K. SWP market, we offer gaming content both on terminals that we procure from third parties and on terminals offered by other manufacturers. In late 2007, we began to offer full facilities management contracts to the U.K. public house market and have approximately 225 digital AWP terminals installed to date with over 90 public house operators.

        Pari-mutuel Wagering.    We believe we are a leading worldwide provider of high-volume, real-time transaction processing pari-mutuel wagering systems to licensed pari-mutuel operators. We provide our systems and services to horse and greyhound racetracks, OTBs, casinos, jai alai frontons, telephone and Internet account wagering operators and other establishments where pari-mutuel wagering is permitted.

        In the United States, Germany and Ireland, we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum term of five years, under which we are generally paid a fee equal to a percentage of the amount wagered on a particular event. These fees generally have a weighted-average of approximately 0.31% of the amounts wagered. In addition, fees may be charged for extra equipment and services, particularly for new terminal models and equipment levels or services that exceed those originally contracted for. We have generally been successful in renewing these contracts. Internationally, we typically sell pari-mutuel wagering systems to licensed pari-mutuel operators and may provide ongoing fee-based support services under long-term contracts. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key system requirements.

        Our pari-mutuel systems utilize proprietary technology that facilitates high speed processing of wagers made on a particular event over secure, high-speed communication channels and the calculation and display of betting odds on a particular event. Our systems link multiple racetracks and OTBs to one another which enable operators to increase their revenues. Our pari-mutuel wagering business includes the supply of transaction-processing software, wagering terminals, central site computers and communication hardware, and on-going operational support and maintenance services. Our central site computers have historically been located in regional hubs or, in some cases, at the racetrack itself, depending on regulatory requirements. In 2006, we began migrating these systems into two new special purpose enterprise-level computing data centers. One data center is located in Sacramento, CA and another in Mount Laurel, NJ. By the end of the migration process, pending certain regulatory approval, we expect that all U.S.-based systems will operate from these two data centers while separate systems will remain in Canada and Puerto Rico.

        Venue Management.    We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations, with total wagers of approximately $231 million in 2007, consist of ten OTB facilities, including video simulcasting at three teletheaters and six other branches, and telephone account wagering for customers in 11 states. We hold one of five OTB licenses within the state of Maine. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, which totaled approximately $44 million in 2007, originating from four racetracks and 29 OTBs under a contract through June 2008. Our revenues are based on a percentage of the amounts wagered at or through our facilities, which ranges from 21% in Connecticut to 29% in the Netherlands, depending on the location of the wagering event and the type of wager made.

        For additional information concerning our business and geographic segments, see Note 16 to the Consolidated Financial Statements.

Contract Procurement

Lottery Market

        Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation." Lotteries select an instant ticket or online supplier by issuing a Request for Proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor with the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options that may extend up to ten years. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year. The table below lists the U.S. lottery contracts for which we had executed agreements as of January 15, 2008 and certain information with respect thereto. We are the exclusive provider of systems in all online and video lottery contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2007 * State Instant Ticket or Online Retail Sales (in millions)	Type of Contract **	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$261.0	ITRS	January 2003	January 2010	None
California	1,824.4	ITRS	July 2005	June 2009	4 one-year
Colorado	297.1	ITRS	January 2006	November 2008	2 one-year
Colorado	158.8	Online	April 2005	October 2012	1 two-year
Connecticut	594.9	ITRS	August 2007	August 2010	None
Connecticut	362.1	Online	May 1998	May 2008	None
Connecticut (3)	362.1	Online	May 2008	May 2013	5 one-year
Delaware	33.1	ITRS	November 2005	November 2008	3 one-year
Delaware	85.2	Online & Video	September 2001	February 2010	5 one-year
District of Columbia	40.6	ITRS	August 2005	August 2010	2 one-year
Florida	2,356.6	ITRS	April 1997	September 2008	None
Georgia	2,321.1	ITRS	September 2003	September 2010	None
Idaho (2)	84.5	ITRS	August 2007	September 2012	1 three-year
Illinois	1,061.7	ITRS	December 2005	December 2008	2 one-year
Indiana (2)	524.7	ITRS	January 2002	January 2009	None
Indiana	278.5	Online	January 1999	August 2009	None
Iowa	89.5	Online	July 2001	June 2010	1 one-year
Iowa (2)	125.0	ITRS	September 2007	September 2008	2 one-year
Kentucky (2)	458.0	ITRS	September 2002	September 2009	None
Louisiana	134.7	ITRS	February 2005	October 2010	None
Maine	60.5	Online	July 2001	June 2011	None
Maine	169.5	ITRS	July 2001	June 2011	None
Maine	N/A	Video	February 2005	February 2010	1 five-year
Maryland	1,152.2	Online	October 2005	June 2011	1 five-year
Maryland (1)	425.1	ITRS	July 2006	June 2010	1 three-year
Massachusetts (2)	3,067.7	ITRS	August 2004	August 2008	1 one-year
Michigan (2)	758.0	ITRS	December 2006	December 2011	5 one-year
Minnesota	260.8	ITRS	March 2005	February 2009	1 one-year
Missouri (2)	607.8	ITRS	April 2001	June 2008	3 one-year
Montana	12.4	ITRS	August 2001	August 2008	None
Nebraska	59.6	ITRS	May 2001	June 2008	1 three-year
New Hampshire	74.5	Online	June 2006	June 2010	None
New Hampshire	188.2	ITRS	June 2006	June 2008	2 two-year
New Jersey (1)	1,193.1	ITRS	November 2001	October 2008	None
New Mexico	91.4	ITRS	March 2003	March 2008	2 one-year

New Mexico	N/A	Video	December 2005	December 2013	None
New York	3,518.0	ITRS	July 2006	July 2009	2 one-year
North Carolina (5)	494.3	ITRS	March 2006	March 2013	None
North Dakota	22.6	Online	February 2004	March 2012	2 one-year
Ohio	1,355.3	ITRS	June 2007	June 2009	3 two-year
Oklahoma	98.1	ITRS	August 2005	August 2008	4 one-year
Oklahoma	117.0	Online	August 2005	August 2008	4 one-year
Oregon (2)	128.8	ITRS	May 2005	May 2008	3 one-year
Pennsylvania	1,703.5	ITRS	July 2007	July 2012	5 one-year
Pennsylvania (4)	1,372.8	Online	February 1998	December 2008	None
Puerto Rico	335.4	Online	September 2004	June 2012	None
Rhode Island (2)	80.6	ITRS	July 2007	June 2010	3 one-year
South Carolina	617.5	ITRS	October 2006	September 2008	5 one-year
South Carolina (4)	370.7	Online	January 2002	November 2008	None
South Dakota	18.4	ITRS	August 2005	August 2009	1 one-year
South Dakota	21.3	Online & Video	March 1999	August 2009	None
Tennessee	771.1	ITRS	January 2004	April 2011	None
Texas	2,857.5	ITRS	September 2004	August 2008	4 one-year
Vermont	24.3	Online	July 2000	June 2010	None
Vermont	78.7	ITRS	February 2006	January 2009	None
Virginia	698.3	ITRS	June 2004	June 2011	None
Washington	325.2	ITRS	March 2006	March 2010	4 one-year
West Virginia	106.5	ITRS	February 2006	January 2009	2 one-year
West Virginia (4)	86.1	Online	November 1999	June 2008	None
West Virginia	N/A	Video	March 2006	February 2012	4 one-year
Wisconsin (2)	283.9	ITRS	July 2004	June 2008	1 one-year

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
New contract commencing in 2008.

(4)
Contract lost upon termination.

(5)
Subcontract through Gtech.

*
Fiscal 2007 is the year ended June 30, 2007, except for New York which is March 31, 2007, Texas which is August 31, 2007 and Michigan which is September 30, 2007.

**
ITRS = Instant ticket and related services.

**
Video = Video lottery service contract.

Wide Area Gaming Market

        Contract awards by the major bookmakers in the U.K. often involve a competitive bid process. Major bookmakers have typically awarded the majority of their terminal installations to a single vendor. Contracts with major bookmakers are typically for a term of four years.

        In the U.K. analog AWP and SWP market, machine operators purchase terminals based on the relative performance of competing products, and the desires of pub operators. As this market continues to migrate to digital technology and takes on the characteristics of the U.K. bookmaker market, we expect the contract award process will be similar to that in the U.K. bookmaker market.

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

        Our license to provide on-track and off-track services in the Netherlands extends through June 2008. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and the Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operation, as with our 2005 acquisition of the OTB in Maine and the Shoreline Star Greyhound Park and Simulcast Facility ("Shoreline") in Connecticut, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Prepaid Phone Cards Market

        All telecommunications products customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

Research and Product Development

        We believe our ability to attract new lottery, wide area gaming and pari-mutuel wagering customers and retain existing customers depends in part on our ability to continue to incorporate technological advances into, and to improve, our products, systems and related equipment. We maintain a development program directed toward systems development as well as toward the improvement and refinement of our present products and the expansion of their uses and applications. Many of our product developments and innovations have quickly become industry standards, including games for Printed Products and multiplier games for Lottery Systems.

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

        Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued, and patent applications currently pending, in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In our pari-mutuel and diversified gaming business, our patent-pending systems and methods provide racing and wagering data and related information. In addition, our MDI Entertainment, Inc. ("MDI"), Global Draw and Games Media businesses patent and license game content as part of our businesses. Most of our material patents are not scheduled to expire until 2013 or later. We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products and services, including Delivering Serious Fun!™, Winner's Choice®, Play Central®, SciScan Technology®, Aegis®, Wave™, BetJet®, EXTREMA®, SGI-NET™, QUANTUM™, SAM®, STAN®, MAX®, TINY TIM®, On the Wire®, Autotote® and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including, where appropriate, litigation. Historically, others have threatened and even brought litigation against us. As of December 31, 2007, we have settled all known intellectual property claims made by and against us.

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

Production Processes, Sources and Availability of Components

        Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery game tickets for governmentally sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions that are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and therefore, should not be dependent on any particular supplier.

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

Competition

Printed Products Group

        Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited and Creative Games International, Inc., a subsidiary of Lottomatica, SpA. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the

U.S., Canada or Mexico to supply the U.S. market. Internationally, a few lottery instant ticket vendors compete with us including the competitors noted above.

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

        Our principal competitors in the U.S. online lottery systems market are Gtech, a subsidiary of Lottomatica, SpA and Intralot Technologies, Inc. ("Intralot"). Gtech is also our major competitor in the international online market along with Intralot, and International Lottery and Totalizator Systems, Inc.

Diversified Gaming Group

        Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Principal direct competitors in the U.K. bookmaker business include Inspired Gaming Group plc and Cyberview Technology, Inc. In the U.K. AWP/SWP market, we compete directly with other suppliers of gaming machines, including Barcrest, a division of International Game Technology ("IGT"); Bell-Fruit Games, Ltd., a division of Gamestec Leisure Limited; Inspired Gaming Group; and Games Warehouse Limited, a division of Merit Industries, Inc. As the U.K. public house market transitions from analog to digital, we expect to compete with both the current competitors, as well as new competitors. In emerging wide area gaming markets we compete with video lottery and other gaming terminal suppliers. Our competitors in these markets include IGT International, Lottomatica, Bally Technologies Inc., Inspired Gaming Group, Cyberview Technology, Aristocrat Leisure Ltd, Novomatic Industries, AG, Octavian International and Multimedia Games, Inc.

        Our principal competitors in the North American pari-mutuel wagering systems business are AmTote International, Inc., principally owned by Magna Entertainment Corporation, and United Tote Company, a subsidiary of Youbet.com, Inc. Our competition outside of North America is more fragmented, with competition being provided by several international and regional companies. Current and future competitors in Internet-based wagering include Youbet.com, Inc. and Gemstar-TV Guide, Inc.

        Our venue management business competes with other pari-mutuel operators, as well as with casinos, lotteries and other forms of legal and illegal gambling, and other forms of entertainment within our licensed markets.

Employees

        As of December 31, 2007, we employed approximately 6,000 persons. Many of our U.S. pari-mutuel employees, (approximately 280) involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2009. Approximately 20 of our Canadian pari-mutuel employees are represented by the Service Employees International Union, which contract also extends through October 2009. Approximately 44 of our employees at one of our Connecticut OTB locations are represented by unions. The majority of our lottery employee groups are not represented by labor unions. However, our lottery employees in

Austria are represented by a Worker's Council, which is typical of many European companies. In addition, unions represent approximately 278 employees at our United Kingdom printing facility, approximately 206 employees at our printing facility in Canada, approximately 51 employees at our Australian printing facility and approximately 15 employees at our printing facility in Chile.

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

        While we believe that our current and planned business activities comply with all applicable laws, law enforcement authorities in certain jurisdictions have opposed the expansion of wagering via telephone and the Internet. There can be no assurance that our activities or the activities of our customers will not become the subject of any law enforcement proceeding or that any such proceeding would not have a material adverse impact on us or our business plans.

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

        In the last two years, new legislation was passed or has come into effect in the United States and Great Britain that may impact various aspects of our business. In Great Britain, the Gambling Act was fully implemented on September 1, 2007. Among other things, the Gambling Act requires specific licenses be obtained by operators in order to provide facilities for betting, gaming or participation in a lottery (whether conducted through remote or non-remote means), for certain "key personnel" managing the licensed activity, as well as premises licenses for pubs, betting offices and other adult gaming centers. The Gambling Act has also specified different categories of gaming machines, and the Gambling Commission has issued the technical specifications and standards with which each type of gaming machine, system and game content software must comply, through a phased implementation of third party testing. Although we are confident that Global Draw, Games Media and our sports wagering and pari-mutuel businesses hold the necessary operational licenses and are themselves supplied through properly licensed entities, and are in compliance with the requirements of the Gambling Act, we are unable to predict the impact of certain technical aspects of the new regulations or interpretation of the same in the absence of judicial guidance and interpretation of the new legislation. Moreover, in addition to the risk of enforcement or investigative action in the case of any complaints received by the Gambling Commission, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation, whether or not we are ultimately accused of or found to have committed any violations.

        Similarly, in the United States, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006. Among other things, the Unlawful Internet Gambling Enforcement Act prohibits the transmission of any wager, at least in part, by means of the Internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. It imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions processing wagering transactions. The law does contain a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification. The U.S. Treasury Department has proposed, but has not yet adopted, implementing regulations for financial institutions.

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

        While we believe that we have developed the proper procedures and policies to comply with the requirements of these evolving laws and legal pronouncements, we can give no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

Lottery Operations

        At the present time, 44 U.S. jurisdictions, all the Canadian provinces, Mexico and many other foreign countries authorize lotteries. Lottery contracts and operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of vendors for equipment, technology and services, and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

        To ensure the integrity of the contract award and wagering process, most jurisdictions require detailed background disclosure on a continuous basis from, and conduct background investigations of, the vendor, its officers and directors, its subsidiaries and affiliates and its principal stockholders. Background investigations of the vendor's employees who will be directly responsible for the operation of the system are also generally conducted, and most states reserve the right to require the removal of employees whom they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery. Certain jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically five percent or more) of a vendor's securities. The failure of beneficial owners of our securities to submit to background checks and provide such disclosure could result in the imposition of penalties upon these beneficial owners and could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.

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

Wide Area Gaming

        The existing and emerging wide area gaming markets are governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, server-based gaming terminals, AWPs, and SWPs. Thirteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities, others permit these devices to be placed at bars, restaurants, and specific licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized their use.

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

        In Great Britain, the regulation of gaming activity has recently undergone significant change. The provisions of the Gambling Act were fully implemented in September 2007. Among other provisions, the Gambling Act regulates the type of licensed activity that is carried out by operators, the licensing of the various types of venues for the conduct of licensed gaming activities, the types of gaming activities, the categories and number of gaming machines allowed in each type of venue and the licensing and regulation of the supply and operation of those machines and other gaming activities. These regulations allow for some expansion of gaming in controlled environments (including the establishment of additional national and local casinos) and limits on the type of activities and number of gaming machines and gaming activities allowed in other venues. Under the Gambling Act, each category of gaming machine and individual operators are subject to regulation (including regulation covering the minimum technical specifications of machines) and specific licensing requirements.

        The Gambling Act allows operators of licensed betting offices to make available for use up to a maximum of four gaming machines from two defined categories known as B2 machines and new B3 machines. Global Draw supplies state of the art proprietary Nevada™ terminals that provide the operator the flexibility of offering either B2 or B3 game content, increasing the variety and types of game content that are made available, including the ability to switch from one designation to the other depending on customer demand and the operator's preferences. Global Draw will also continue to offer its monitor game products (which offer fixed odds bets on virtual random number based events) under the general betting provisions of the Gambling Act.

        In addition, the Gambling Act implements a regime for pubs, which will be limited to Category C gaming machines (the category into which AWPs previously fell, although for the first time AWPs/Category C machines can be supplied under participation agreements). This has allowed expansion into a new generation type of networked Category C gaming machine operating digital content in pubs. The Gambling Act also provides some scope for other "soft" gaming activities to be conducted in pubs including some pool betting and social lotteries. Pubs will also continue to operate SWPs, which continue to fall outside of the scope of the Gambling Act.

Pari-mutuel Wagering

        At present, 44 U.S. jurisdictions, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, authorize pari-mutuel wagering on greyhound races. In addition, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

        Companies that manufacture, distribute and/or operate pari-mutuel wagering systems in these jurisdictions are subject to the regulations of the applicable regulatory authorities in such jurisdictions. These authorities generally require a company, as well as its directors, officers, certain employees and holders of five percent or more of its common stock, to obtain various licenses, permits and approvals. Regulatory authorities may also conduct background investigations of a company and its key personnel and stockholders in order to ensure the integrity of the wagering system. These authorities have the power to refuse, revoke or restrict a license for any cause they deem reasonable. The loss of a license in one jurisdiction may cause a company's licensing status to come under review in other jurisdictions as well.

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to casinos in Atlantic City, New Jersey, the subsidiary must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming-related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility, good character, honesty and integrity, and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission has traditionally waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue. There can be no assurance, however, that the Casino Commission will waive any qualification requirement for any holder.

        The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our Class A common stock or instruments convertible into Class A common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10% and, upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB to 11 states.

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

Executive Officers of the Company

        Our executive officers are elected each year at the annual meeting of the Board of Directors, which follows the annual meeting of our stockholders, to hold office for a one-year term and until their successors have been elected and qualified or until their earlier death, resignation or removal.

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
A. Lorne Weil	62	Chairman of the Board and Chief Executive Officer
Michael R. Chambrello	50	President and Chief Operating Officer
DeWayne E. Laird	60	Vice President, Chief Financial Officer and Corporate Controller
Ira H. Raphaelson	54	Vice President, General Counsel and Secretary
Larry A. Potts	60	Vice President, Chief Compliance Officer and Director of Security
Sally L. Conkright	55	Vice President of Administration and Chief Human Resources Officer
Steven M. Saferin	59	Vice President and President of Properties
Robert C. Becker	48	Vice President and Treasurer
Stephen L. Gibbs	35	Vice President and Chief Accounting Officer

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

        Michael R. Chambrello has served as President and Chief Operating Officer since July 2005. From November 2000 to June 2005, Mr. Chambrello was President and Chief Executive Officer of Environmental Systems Products Holdings, Inc. ("ESP"), which provides vehicle emissions testing systems and services to government agencies and prior to ESP he was Chief Executive Officer of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has approximately 20 years of lottery industry experience, having served as President of Gtech Corporation and Executive Vice President of Gtech Holdings Corporation.

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

        Ira H. Raphaelson has served as Vice President and General Counsel since February 2006 and as Secretary since June 2006. Mr. Raphaelson is the chief legal officer of the Company. Prior to joining the Company, Mr. Raphaelson was a partner in the Washington D.C. office of the law firm of O'Melveny & Myers LLP where he was a member of the firm's global enforcement defense practice and litigator for ten years.

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

        Sally L. Conkright has served as Vice President of Administration and Chief Human Resources Officer since 2005. Ms. Conkright previously served as Vice President of Organizational Development for the Company. Prior to joining the Company in 2002, Ms. Conkright served as Director of Compensation and Benefits for Xerox Corporation from 1999 to 2000 and as Vice President of Human Resources and Public Relations for Xerox New Enterprises from 1997 to 1999.

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

        Robert C. Becker has served as Treasurer since October 1996 and as Vice President and Treasurer since April 2001. Prior to joining the Company, Mr. Becker served as Assistant Treasurer for the Fuller Company, a multi-national engineering and manufacturing company, from 1990 to 1994.

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

  •
  The Section 16 ownership reports filed by our officers, directors and 10% stockholders on Forms 3, 4 and 5 and amendments to those reports as soon as reasonably practicable after they are filed electronically with the SEC; and

  •
  Our code of business conduct, which applies to all of our officers, directors and employees.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following information with the other information contained or incorporated by reference in this annual report on Form 10-K.

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

        We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which could impact our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which could affect the number and the profitability of the contracts we do win.

        Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the domestic lottery market has matured such that the number of states conducting lotteries is unlikely to increase in the near-term.

        We believe our principal competitors in the instant ticket lottery business are seeking to increase their production capacity, which could increase pricing pressures in the instant ticket business and adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. Our domestic U.S. instant ticket business could also be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. market.

        We also face increased price competition in the online lottery market from our two principle competitors. In late 2007 and early 2008 the lottery authorities in Pennsylvania, South Carolina and West Virginia awarded new online lottery contracts to other vendors. Our existing online contracts with the Pennsylvania, South Carolina and West Virginia lotteries terminate on December 31, 2008, November 15, 2008 and June 30, 2008, respectively. We also compete in the international instant ticket lottery market with low-price, low-quality printers in a regulated environment where competition laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

        Pricing pressures and potential privatization of some lotteries may also change the manner in which online and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce revenues from our lottery operations.

        We also operate in competitive markets in other parts of our business. Our pari-mutuel business faces competition from other operators, other gaming venues such as casinos and state- sponsored lotteries and other forms of legal and illegal gaming. The market for pari-mutuel wagering has seen declines over a period of years and the continuing popularity of horse and dog racing is important to the operating results of our pari-mutuel business. Our other gaming-related businesses face competition from other vendors and illegal operators, as well as changes in law and regulation that can affect our future profitability. In our prepaid phone card business, we are operating in a period of intense price-based competition, which may continue to negatively affect our operating margins. Moreover, the cellular telephone industry is undergoing technological changes such that other technologies, including electronic commerce, could impact our growth opportunities and our customer relationships. Further, increasing price competition in the prepaid phone card business may continue to negatively affect our operating margins.

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

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue and profits if we are unable to renew certain of our contracts.

        Generally, our contracts are for initial terms of one to seven years, with optional renewal periods. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. In late 2007 and early 2008, the lottery authorities in Pennsylvania, South Carolina and West Virginia awarded new online lottery contracts to other vendors. Our revenues from our existing online contracts for Pennsylvania, South Carolina and West Virginia (which terminate on December 31, 2008, November 15, 2008 and June 30, 2008, respectively), represented approximately $69.1 million, or seven percent, of our total 2007 revenues. Excluding these contracts, 25 percent of our online lottery contracts will expire during the next three years and contracts representing a substantial majority of our annual revenues from instant ticket lottery contracts are scheduled to expire or reach optional extension dates during the next three years. Contracts accounting for a majority of our current annual pari-mutuel revenues are scheduled to expire during the next five years. Contracts accounting for a majority of our wide area gaming revenues are scheduled to expire beginning in 2010.

        We are also required by certain of our lottery customers to provide surety or performance bonds. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.

        Our contracts for the broadcast of signals are usually one-year contracts. Because of competitive and other factors, we cannot provide assurance that these broadcast contracts will be renewed. Elimination of our access to racing broadcast signals could have a material adverse affect on racing revenue as well as our ability to expand the business into new markets.

        There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenue and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue acquisitions or other growth initiatives.

Our ability to bid on new contracts is dependent upon our ability to fund required up-front capital expenditures through our cash from operations or through financings.

        Our online lottery, wide area gaming and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing at commercially acceptable terms to finance the initial up-front costs. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations.

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

        We rely on products and technologies that we license from third parties. There can be no assurance that these third-party licenses, or the support for such licenses, will continue to be available to us on commercially reasonable terms, if at all.

Our business competes on the basis of the security and integrity of our systems and products.

        We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we constantly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of the product to end-users. There can be no assurance that our business might not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.

Our industry is subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow.

        In the United States and many other countries, lotteries, pari-mutuel and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the particular jurisdiction.

        The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, including the Gambling Act which took effect in Great Britain in September 2007, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings. Moreover, in addition to the risk of enforcement action, we are also at risk from loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violations.

        We are required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of our pari-mutuel business and we are subject to extensive background investigations and suitability standards in our lottery business. We also will become subject to regulation in any other jurisdiction where our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

        Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities. The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract. Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions. In light of these regulations and the potential impact on our business, in 2007, the Board of Directors and our stockholders adopted an amendment to our restated certificate of incorporation that allows for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority. The licensing procedures and background investigations of the authorities that regulate our businesses and the amendment may inhibit potential investors from becoming significant stockholders or inhibit existing shareholders from retaining or increasing their ownership.

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

        Part of our corporate strategy is to continue to pursue expansion and acquisition opportunities in gaming and related businesses, such as our acquisition of certain assets of EssNet AB ("EssNet"), and our acquisitions of Global Draw and Games Media in 2006 and our acquisition of Oberthur Gaming Technologies and related companies in 2007, and we could face significant challenges in managing and integrating the expanded or combined operations including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities. Any future acquisition transactions involving the use of company stock have the potential of dilution to our existing shareholders and earnings per share.

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

        We transmit certain wagering data utilizing satellite transponders, generally pursuant to long-term contracts. The technical failure of any of these satellites would require us to obtain other communication services, including other satellite access. In some cases, we employ backup systems to limit our exposure in the event of such a failure. There can be no assurance of access to such other satellites or, if available, the ability to obtain the use of such other satellites on favorable terms or in a timely manner. While satellite failures are infrequent, the operation of satellites is outside of our control.

        In addition, our Global Draw business has signed a number of significant contracts whose performance depends on our third party suppliers delivering equipment on schedule for Global Draw to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in Global Draw being in breach of and subsequently losing those contracts, which loss could have a material adverse affect on our results of operations.

We have foreign operations, which subjects us to additional risks.

        We are a global business and derive a substantial and growing portion of our revenue from operations outside the United States. In fiscal 2007, we derived approximately 45% of our total revenues from our operations outside of the United States. Our operations in foreign markets subjects us to risks customarily associated with such operations, including:

  •
  foreign withholding taxes on our subsidiaries' earnings that could reduce cash flow available to meet our required debt service and our other obligations;

  •
  the complexity of foreign laws, regulations and markets;

  •
  the impact of foreign labor laws and disputes;

  •
  other economic, tax and regulatory policies of local governments; and

  •
  the ability to attract and retain key personnel in foreign jurisdictions.

        Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because a significant portion of our revenues is denominated in currencies other than the U.S. dollar, particularly the British pound sterling and the Euro. Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the United States in the future.

        In addition, our ability to expand successfully in foreign markets involves other risks, including difficulties in integrating our foreign operations, risks associated with entering markets in which we may have little experience and the day-to-day management of a larger and more geographically diverse company. Our investment in foreign markets often entail entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner's financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.

        We may not realize the operating efficiencies, market position or financial results that we anticipate from our investments in foreign markets and our failure to effectively manage the above risks associated with our operations in foreign markets could have a material adverse effect on our results of operations, business or prospects.

Certain holders of our common stock exert significant influence over the Company and make decisions with which other stockholders may disagree.

        In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to a Form 4 filed with the SEC on January 4, 2008, this holder beneficially owns 25,985,737 shares of our common stock, or approximately 28% of our currently outstanding common stock. Such holder is entitled to appoint up to four members of our Board of Directors under a stockholders' agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, to delay, discourage or prevent a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

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

        Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including our subsidiary Scientific Games International, Inc., or SGI, which owned a minority interest in the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. See "Item 3—Legal Proceedings" for additional information regarding this litigation. Although we believe that any potential losses arising from this litigation will not result in a material adverse effect on our consolidated financial position or results of operations, we cannot predict the final outcome, and there can be no assurance that this litigation might not be finally resolved adversely to us or result in material liability.

        In addition, our lottery contracts typically permit a lottery authority to terminate the contract at any time for material failure to perform, other specified reasons and, in many cases, for no reason at all. Lottery contracts to which we are a party also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in substantial monetary liquidated damages, as well as possible contract termination. We are also required by certain of our lottery customers to provide surety or performance bonds. We have paid or incurred liquidated damages under our lottery contracts and material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our results of operations, business or prospects.

Labor disputes may have an adverse effect on our operations.

        Though we have increasingly automated our pari-mutuel field operations and created two hub centers, we have union employees in our pari-mutuel field operations in the United States and Canada. We collectively bargain with the labor unions that represent these employees. The current collective bargaining agreement representing the majority of our union employees in our pari-mutuel field operations in the United States expires October 20, 2009. Another collective bargaining agreement relating to our Canadian racing operations has been extended through October 20, 2009. Notwithstanding these contracts, if we were to experience a union strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. Certain of our other employees are represented by unions, including certain employees at our printing facilities in Australia, Canada, Chile and United Kingdom and at one of our Connecticut OTB locations. The collective bargaining agreement covering certain of our employees at our Canadian printing facility expired on December 31, 2007 and we have commenced collective bargaining with the union representing such employees. Certain of the other collective bargaining agreements expire during 2008. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers' operations to be affected and might have permanent effects on our business.

We have a significant amount of indebtedness and failure to generate sufficient cash as our debt comes due or to renew credit lines prior to expiration may adversely affect our business.

        As of December 31, 2007, we had approximately $1,077 million of debt outstanding, consisting of convertible senior subordinated debentures, senior subordinated notes and a senior secured credit facility. We expect that existing cash, cash equivalents, short term investments, cash provided from operations and our bank credit facilities will be sufficient to meet ongoing cash requirements. However, failure to generate adequate cash as our debt becomes due or to renew credit lines prior to their expiration may adversely affect our business.

The price of our common stock has been volatile and may continue to be volatile.

        Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, market perceptions of our financial reporting, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions. During the 52-week period ending on the date of this Annual Report on Form 10-K, our stock price fluctuated between a high of $40.70 and a low of $15.87. This significant stock price fluctuation may make it more difficult for you to resell your common stock when you want and at prices you find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS

        No disclosure required pursuant to this Item.

ITEM 2.    PROPERTIES

Location	Square Footage	Owned/Leased	Purpose	Business(es)
Phoenix, AZ	22,700	Leased	Administration and warehouse	4
Sacramento, CA	9,000	Leased	Administration and operations	4
Pueblo, CO	8,000	Leased	Administration and operations	3
New Haven, CT	1,700	Leased	Administration and operations	2
Windsor Locks, CT *	39,000	Owned	OTB facility	2
New Haven, CT	2,400	Owned	OTB facility, administration and operations	2
Various Cities, CT	56,200	Leased	OTB facilities	2
Rocky Hill, CT	12,900	Leased	Administration, operations and warehouse	3
Washington, DC	9,600	Leased	Administration and operations	4
Orlando, FL	50,000	Leased	Administration and operations	4
Alpharetta, GA	57,600	Leased	Administration, manufacturing and warehouse	2
Alpharetta, GA	355,000	Owned	Administration, operations, manufacturing and warehouse	1, 2, 3, 4
Duluth, GA	48,300	Leased	Warehouse	3, 4
Urbandale, IA	7,300	Leased	Administration and operations	3
Indianapolis, IN	20,000	Leased	Administration and operations	3
Baltimore, MD	50,000	Leased	Administration, operations and warehouse	3
Waterville, ME*	30,100	Owned	OTB facility	2
Gardiner, ME	10,000	Leased	Administration and operations	3, 4
Concord, NH	5,400	Leased	Administration and operations	3
New York, NY	21,700	Leased	Corporate Headquarters	1
Central Islip, NY	40,000	Leased	Manufacturing and warehouse	4
Twinsburg, OH	41,100	Leased	Warehouse	4
Oklahoma City, OK	42,600	Leased	Administration and operations	3, 4
Harrisburg, PA	44,700	Leased	Administration, operations and warehouse	3, 4
Middletown, PA	35,200	Leased	Warehouse	3, 4
Sharon Hills, PA	12,000	Leased	Administration and operations	3, 4
Hato Rey, PR	34,700	Leased	Administration and operations	3
Blythewood, SC	30,000	Leased	Administration and operations	3, 4
La Vergne, TN	23,600	Leased	Administration and warehouse	4
South Barre, VT	3,400	Leased	Administration and operations	3, 4
Various U.S. Cities	88,000	Leased	Warehouse space and operations	3, 4
Vienna, Austria	47,400	Leased	Administration and operations	3
Vienna, Austria	20,800	Leased	Administration and operations	2
Montreal, Canada	150,000	Owned	Administration, operations and manufacturing	4
Montreal, Canada	21,200	Leased	Warehouse
Santiago, Chile	47,300	Owned	Administration and manufacturing	4
Santiago, Chile	75,800	Leased	Operations and warehouse	4
Beijing, China	300	Leased	Administration and operations	4
Shanghai, China	200	Leased	Administration and operations	4
Leeds, England	150,000	Owned	Manufacturing	4
Essen, Germany	15,900	Leased	Administration and operations	2
Bielefeld, Germany	65,000	Owned	Administration, operations, manufacturing and warehouse	4
Various Cities, Germany	6,000	Leased	Warehouse	2
Budapest, Hungary	11,800	Leased	Administration and operations	3
Mexico City, Mexico	40,000	Leased	Administration, operations and warehouse	3
San Andres Cholula, Mexico	2,831	Leased	Administration and operations	3
Den Haag, Netherlands	6,000	Leased	Administration and operations	2
Various Cities, Netherlands	22,000	Leased	OTB facilities	2
Ballymahon, Ireland	16,200	Leased	Manufacturing and warehouse	2
Barcelona, Spain	16,100	Leased	Administration and operations	3
Stockholm, Sweden	5,500	Leased	Administration and operations	3

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

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4.0 million bond issued by a Colombian surety, Seguros del Estado. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI, relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002 the Colombian Government enacted new gaming and lottery legislation which included the dissolution of Ecosalud. A new company, Empresa Territorial para la Salud ("Etesa"), was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

        On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Third Section of the Tribunal Contencioso of Cundinamarca in Colombia, which served notice on SGI in May 2002. In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld by the Council of State, the highest appellate court with jurisdiction over this matter, in August 2003, of which SGI received notice in January 2004. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia.

        SGI has various defenses against Ecosalud's claims, which were timely filed. We intend to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca, and the appeal motions before the Council of State were denied on July 17, 2007 and January 30, 2008. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission ("FTC") informed us that it was investigating our May 1, 2007 acquisition of Oberthur Gaming Technologies and related companies ("OGT") and that it was requesting our voluntary cooperation in that investigation. We were subsequently informed on November 2, 2007 that the FTC had issued formal process in that matter, in which we have fully cooperated. Since the start of this review, we have provided the FTC staff with reports on the integration efforts related to our purchase of OGT, including the closure of the instant ticket printing plant in San Antonio, Texas and the consolidation of its operations with our existing operations in the fourth quarter of 2007. We believe that the OGT transaction complies with the antitrust laws.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal 2006 (January 1, 2006-December 31, 2006)
First Quarter	35.46	26.99
Second Quarter	40.63	32.34
Third Quarter	36.65	26.91
Fourth Quarter	32.55	26.40
Fiscal 2007 (January 1, 2007-December 31, 2007)
First Quarter	34.85	28.61
Second Quarter	38.13	30.49
Third Quarter	39.46	31.68
Fourth Quarter	40.70	30.23
Fiscal 2008
First Quarter through February 26, 2008	33.69	15.87

        On February 26, 2008, the last reported sale price for our common stock on the Nasdaq Global Select Market was $21.07 per share. There were approximately 1,179 holders of record of our common stock as of February 26, 2008.

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

        We have a stock repurchase program approved by our Board of Directors under which we are authorized to repurchase, from time to time in the open market through December 31, 2008, shares of our outstanding common stock in an aggregate amount up to $200 million. Purchases are funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases is determined by management based on its evaluation of market conditions, share price and other factors, including limitations under the terms of certain of our debt agreements. The stock repurchase program may be suspended or discontinued at any time. The repurchases for the fourth quarter ended December 31, 2007 are reflected on the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07 - 10/31/07	274	$38.18	—	$190.2 million
11/1/2007 - 11/30/2007	—	$—	—	$190.2 million
12/1/2007 - 12/31/2007	14,337	$32.81	—	$190.2 million

Total	14,611	$32.91	—	$190.2 million

(1)
The stock repurchase program was originally publicly announced on November 2, 2006 and extended on December 13, 2007. There were no shares repurchased as part of the publicly announced repurchase program during the three months ended December 31, 2007. The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock awards during the three months ended December 31, 2007.

        During the fourth quarter ended December 31, 2007, approximately $1.2 million in aggregate principal amount of our Convertible Debentures were converted. Pursuant to the terms of the Convertible Debentures, which provide for net share settlement, we paid the principal amount of the Convertible Debentures that were converted in cash and the excess conversion value (determined to be approximately $378,000) by delivering approximately 10,000 shares of our common stock. In conjunction with the conversion, we acquired approximately 10,000 shares of our common stock by exercising a portion of the bond hedge that we purchased in 2004 with respect to the Convertible Debentures and we delivered such shares to the holder of the Convertible Debentures that were converted. For additional information concerning our Convertible Debentures and the bond hedge, please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital."

Shareholder Return Performance Graph

        The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2007 of our common stock, the Nasdaq Composite and a peer group index of companies that provide services similar to ours ("Peer Group"). Our Peer Group consists of Bally Technologies Inc., Progressive Gaming International Corporation, IGT, Shuffle Master, Inc., WMS Industries Inc., and Youbet.com, Inc. The companies within our Peer Group have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite and the Peer Group index at the beginning of the five-year period and that all dividends were reinvested.

Comparison of 5-year Cumulative Total Return

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Scientific Games Corporation	100.00	233.75	328.37	375.76	416.39	457.99
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Peer Group	100.00	184.44	186.37	166.68	241.87	253.43

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. The following financial information reflects the acquisitions of certain businesses during the period 2003 through 2007, including the acquisition of MDI since January 10, 2003, the acquisition of IGT OnLine Entertainment Systems, Inc. since November 6, 2003, the acquisition of Printpool Honsel GmbH ("Honsel") on December 31, 2004, the acquisition of the remaining 35% minority interest of Serigrafica Chilena S.A. since April 2005, the acquisition of substantially all of the online lottery assets of EssNet AB on March 22, 2006, the acquisition of Shoreline on April 5, 2006, the acquisition of Global Draw on April 20, 2006, the acquisition of Games Media on December 22, 2006, the acquisition of International Lotto Corp., SRL ("ILC") on December 28, 2006 and the acquisition of Oberthur Gaming Technologies and related companies in May 2007. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2007 (c)		2006 (d)		2005 (e)		2004 (f)		2003
Operating revenues:
Services	$922,415		$791,804		$639,327		$590,984		$452,564
Sales	124,289		105,426		142,356		134,511		108,347

	1,046,704		897,230		781,683		725,495		560,911

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	521,433		432,013		351,430		318,989		247,730
Cost of sales (exclusive of depreciation and amortization)	90,347		77,934		100,621		92,231		76,082
Selling, general and administrative (b)	168,722		155,727		131,844		105,274		80,074
Depreciation and amortization	160,366		106,006		66,794		61,277		47,685

Operating income	105,836		125,550		130,994		147,724		109,340

Other (income) expense:
Interest expense	58,550		43,393		26,548		30,952		26,397
Equity in net (income) loss of joint ventures (a)	(41,252)		(7,900)		2,064		6,060		—
Early extinguishment of debt	—		—		478		16,868		293
Other income, net	(2,050)		(767)		(1,700)		(748)		1,184

	15,248		34,726		27,390		53,132		27,874

Income before income taxes	90,588		90,824		103,604		94,592		81,466
Income tax expense	25,221		24,063		28,285		28,850		29,319

Net income	65,367		66,761		75,319		65,742		52,147
Convertible preferred stock dividend	—		—		—		4,721		7,661

Net income available to common stockholders	$65,367		$66,761		$75,319		$61,021		$44,486

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.71		$0.73		$0.84		$0.84		$0.74

Diluted net income available to common stockholders	$0.68		$0.70		$0.81		$0.72		$0.59

Weighted average number of shares used in per share calculations:
Basic shares	92,566		91,066		89,327		73,014		60,010

Diluted shares	95,996		94,979		92,484		90,710		88,143

Selected balance sheet data (end of period)
Total assets	2,100,039		1,759,610		1,172,513		1,093,225		962,989
Total long-term debt, including current installments	1,077,567		916,401		580,735		610,878		532,163
Stockholders' equity	661,215		528,078		386,833		300,564		237,152
Ratio of earnings to fixed charges	1.8	x	2.7	x	4.4	x	3.8	x	3.6	x

The following notes are an integral part of these selected historical consolidated financial data.

(a)
Includes income of $37,655 and $8,266 in 2007 and 2006, respectively, and losses of $1,713 and $6,060 in 2005 and 2004, respectively, for our share of the earnings of the Italian joint venture that began selling instant tickets in 2004. Reflects income of $3,330 in 2007 from our 29.4% interest in Roberts

  Communications Network, LLC, which was acquired in February 2007. Reflects income of approximately $290 in 2007 from our 50% interest in Guard Libang.

(b)
Includes $25,312 and $18,100 in stock-based compensation expense in 2007 and 2006, respectively.

(c)
Includes approximately $26,300 in impairment charges resulting from the rationalization of our global Printed Products Group operations during 2007. Includes approximately $2,800 in charges resulting from the agreement we entered into during the fourth quarter of 2007 for the sale of our lottery operations in Peru, approximately $3,600 in charges related to a reduction in force that occurred in Germany during the fourth quarter of 2007 and income of approximately $3,900 during the fourth quarter of 2007 as a result of the reversal of an EssNet warranty reserve.

(d)
Includes approximately $9,700 related to pari-mutuel asset impairment charges and approximately $14,900 in employee termination costs.

(e)
Includes a charge of $12,363 related to the discontinuance of the Supplemental Executive Retirement Plan, a non-tax deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition, a $2,230 charge in the Lottery segment related to defective tickets and $5,291 for restructuring charges relating to the Diversified Gaming segment.

(f)
Includes early extinguishment of debt costs of $16,868 incurred in connection with the write-off of deferred financing fees related to our refinancing of our senior secured credit facility and the payment of $6,862 of redemption premium for the purchase of most of our 12 1/2% Senior Subordinated Notes. Includes approximately $3,100 of items identified during the initial adoption of the Sarbanes-Oxley Act of 2002.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        To present a better understanding of the overall business of Scientific Games Corporation and its consolidated subsidiaries (together, "we"), we begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and major operating segments, including any significant events that have occurred in the periods presented. We then provide a discussion of our critical accounting policies, including revenue recognition policies requiring critical judgment, our policies for accounting for share-based payment, our valuation of long-lived and intangible assets and goodwill, our income tax methodology and the use of estimates and assumptions throughout our financial results. Next, we discuss our results of operations, presenting first an overall view of the financial results of the business as a whole, followed by additional discussion of our operating segments. We then review our financial condition, explaining changes in our balance sheet and cash flows, along with our outstanding debt, contractual obligations and commitments. Next we discuss the existence of any new accounting pronouncements and their impact on our financial statements.

        Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of the remaining 35% minority interest in Scientific Games Latin America S.A. in April 2005, the acquisition of most of the online lottery assets of EssNet in March 2006, the acquisitions of Shoreline and Global Draw and certain related companies in April 2006, the acquisitions of Games Media and ILC in December 2006 and the acquisition of OGT in May 2007 affect the comparability of operations from period to period. In addition, the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123(revised 2004), Share-Based Payment in 2006 affects the comparability of operations from 2005 to 2006.

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

Printed Products Group

        We provide instant tickets and related services. Instant ticket and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Deal or No Deal™, Major League Baseball®, NASCAR®, Mandalay Bay®, National Basketball Association, Harley-Davidson®,

Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

        On May 1, 2007, we acquired OGT. OGT is a manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada, Sydney, Australia and San Antonio, Texas. During the fourth quarter of 2007, we closed our instant ticket printing plant in San Antonio, Texas as part of our ongoing integration efforts related to our purchase of OGT.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, during the year ended December 31, 2007, we recorded impairment charges of approximately $26.3 million primarily related to long-lived assets in Peru and fixed assets in Germany. The impairment charge is reported in our Printed Products segment and is included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2007. During the fourth quarter 2007, we entered an agreement to sell our interest in the lottery business in Peru and recorded charges of approximately $2.8 million related to business and legal costs related to the sale, and we incurred $3.6 million of reduction in force charges in Germany, which charges are included in selling, general and administrative expense.

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

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offering includes server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), VLTs, monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C AWP and SWP terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media, our AWP and SWP terminal supplier in the U.K. public house (or pub) market; and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

        Effective February 28, 2007, we sold our racing communications business and its 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. Since the date of acquisition, our share of the earnings of RCN is reflected in the caption "Equity in (income) loss of joint ventures" in the Consolidated Statements of Operations. Our carrying value in RCN is reflected in the caption "Other assets and investments" in our Consolidated Balance Sheets. The acquisition of the interest in RCN was not material to our operations.

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

        Revenue from the sale of lottery and pari-mutuel systems that require the production and delivery of terminals and customized software is recognized using cost-to-cost measure of the percentage-of-completion method of accounting. The percentage-of-completion method recognizes income as work on a contract progresses. The use of the percentage-of-completion method depends on our ability to make reasonably dependable cost estimates for the design, manufacture, and delivery of our products. Estimation of these costs requires the use of judgment. Revenues under percentage-of-completion contracts are recorded as costs are incurred.

Stock-based compensation

        We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Business combinations

        In accounting for business combinations, we apply the accounting requirements of SFAS No. 141, Business Combinations ("SFAS 141"), which requires us to record the net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, we analyze a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Changes to the assumptions used to estimate fair value could materially affect the recorded amounts for acquired assets and assumed liabilities, including but not limited to, property, plant and equipment, customer lists, goodwill, and deferred income taxes. Significant changes to the recorded amounts could have a material impact on our future operating results, including changes in depreciation and amortization expense resulting from higher or lower fair values assigned to property, plant and equipment and finite-lived intangible assets.

Valuation of long-lived and intangible assets and goodwill

        We assess the recoverability of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the impairment of goodwill annually or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Factors we consider important that could trigger an impairment review include:

  •
  significant underperformance relative to expected historical performance or projected future operating results;

  •
  significant changes in the manner of or use of the acquired assets or the strategy of our overall business;

  •
  significant adverse change in the legality of our business ventures or the business climate in which we operate; and

  •
  loss of a significant customer.

        We evaluate goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using a two-step impairment test. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. When we determine that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on the projected discounted cash flow, using a discount rate equal to our weighted average cost of capital, or by a comparison to third party indications of fair market value. The estimate of a reporting unit's fair value requires the use of assumptions and estimates regarding the reporting unit's future cash flows, growth rates and weighted average cost of capital. Any significant adverse changes in key assumptions about these businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge. Given the significance of goodwill, an adverse change to the estimated fair value could result in an impairment charge that could be material to our financial statements.

        Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our goodwill and trademark may change in the future which could result in significant non-cash charges that would adversely affect our results of operations.

Income Taxes and Deferred Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is unlikely. We have established a valuation allowance for foreign loss carryforwards, as we believe that it is more likely than not that the tax benefits of these items will not be realized. When we establish or reduce the valuation allowance, against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

        On January 1, 2007, we began accounting for income tax contingencies in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). Prior to the adoption of FIN 48, we accounted for income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following analysis compares the results of operations for the year ended December 31, 2007 to the results of operations for the year ended December 31, 2006.

Overview

Revenue Analysis

        For the year ended December 31, 2007, total revenue was $1,046.7 million compared to $897.2 million for the year ended December 31, 2006, an increase of $149.5 million or 17%. Our service revenue for the year ended December 31, 2007 was $922.4 million compared to $791.8 million for the year ended December 31, 2006, an increase of $130.6 million or 16%. The increase was primarily attributable to a full year of revenue from Global Draw, which was acquired in April 2006 ($19.4 million), and ILC which was acquired in December 2006 ($6.2 million), as well as revenue from OGT which was acquired in May 2007 ($66.7 million) and increased sales of instant lottery tickets in Italy. Our sales revenue for the year ended December 31, 2007 was $124.3 million compared to $105.4 million in the year ended December 31, 2006, an increase of $18.9 million or 18%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($31.7 million), a $6.5 million sale of hardware in Canada in 2007 and lottery terminal sales in Australia, partially offset by the absence of a $20.3 million one-time sale of terminals in Germany and a decline in phone card sales.

Expense Analysis

        Cost of services of $521.4 million for the year ended December 31, 2007 was $89.4 million or 21% higher than for the year ended December 31, 2006. The increase was primarily related to the acquisitions of Global Draw in April 2006, ILC in December 2006 and OGT in May 2007, and higher costs associated with increased instant ticket sales in Italy. Cost of sales of $90.3 million for the year ended December 31, 2007 was $12.4 million or 16% higher than in the year ended December 31, 2006 primarily due to the acquisition of Games Media in December 2006 and costs associated with a hardware sale in Canada and lottery terminal sales in Australia, partially offset by reduced costs associated with the absence of a one-time sale of terminals in Germany and a decline in phone card sales.

        Selling, general and administrative expense of $168.7 million for the year ended December 31, 2007 was $13.0 million or 8% higher than in the year ended December 31, 2006. The increase was primarily related to increased costs associated with the acquisitions of Global Draw in April 2006, Games Media in December 2006 and OGT in May 2007, a $3.6 million charge for a reduction in force that occurred in Germany, ILC disposal costs of $2.8 million and increased stock-based compensation costs. The increase was partially offset by the reversal of a $3.9 million warranty reserve for EssNet.

        Depreciation and amortization expense of $160.4 million for the year ended December 31, 2007 increased $54.4 million or 51% from the same period in 2006, primarily due to asset impairment charges of $26.3 million in the year ended December 31, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations. The increase was also due to increased amortization of deferred installation costs of the new Lottery Systems contract in Maryland and the lottery contract in Mexico, increased amortization on domestic and international Lottery System contracts and increased amortization on licensed property contracts.

        Interest expense of $58.6 million for the year ended December 31, 2007 increased $15.2 million or 35% from the same period in 2006, primarily attributable to increased borrowings to fund acquisitions plus higher interest rates.

        Equity in earnings of joint ventures primarily reflects our share of the earnings of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN in connection with the interest we acquired in February 2007 and our interest in Guard Libang. For the year ended December 31, 2007, our share of the Italian consortium's earnings totaled $37.7 million compared to $8.3 million in the year ended December 31, 2006. The increase in income for the year ended December 31, 2007 reflects continued growth of instant ticket sales in Italy. For the year ended December 31, 2007, our share of the earnings of RCN was $3.3 million and our share of the earnings of Guard Libang was $0.3 million.

        Income tax expense was $25.2 million and $24.1 million for the year ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007 and 2006 was approximately 27.8% and 26.5%, respectively. The increase in the effective income tax rate was primarily due to higher state income taxes in 2007.

Segment Overview

	Year Ended December 31, 2007
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$498,179	216,326	207,910	922,415
Sales revenues	38,967	48,747	36,575	124,289

Total revenues	537,146	265,073	244,485	1,046,704

Cost of services (exclusive of depreciation and amortization)	283,924	114,200	123,309	521,433
Cost of sales (exclusive of depreciation and amortization)	32,549	27,045	30,753	90,347
Selling, general and administrative expenses	65,669	28,376	20,353	114,398
Depreciation and amortization	66,966	62,224	30,302	159,492

Segment operating income	$88,038	33,228	39,768	161,034

Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				55,198

Consolidated operating income				$105,836

Interest expense				$58,550

	Year Ended December 31, 2006
	(in thousands)
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$388,841	205,721	197,242	791,804
Sales revenues	50,769	49,723	4,934	105,426

Total revenues	439,610	255,444	202,176	897,230

Cost of services (exclusive of depreciation and amortization)	199,006	114,701	118,306	432,013
Cost of sales (exclusive of depreciation and amortization)	40,027	33,497	4,410	77,934
Selling, general and administrative expenses	51,425	34,571	17,615	103,611
Depreciation and amortization	25,203	48,423	31,410	105,036

Segment operating income	$123,949	24,252	30,435	178,636

Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				53,086

Consolidated operating income				$125,550

Interest expense				$43,393

Printed Products

        For the year ended December 31, 2007, total revenue for Printed Products was $537.1 million compared to $439.6 million in the year ended December 31, 2006, an increase of $97.5 million or 22%. For the year ended December 31, 2007, service revenue for Printed Products was $498.2 million compared to $388.8 million in the prior year, an increase of $109.4 million or 28%. The increase was primarily attributable to the acquisitions of OGT in May 2007 ($66.7 million) and ILC in December 2006 ($6.2 million), increased sales of instant tickets in Italy and increased revenue on our licensed property contracts.

        Printed Products sales revenue for the year ended December 31, 2007 was $39.0 million compared to $50.8 million for the year ended December 31, 2006, a decrease of $11.8 million or 23%. The decrease was primarily the result of decreased sales of phone cards associated with a continuing decline in phone card prices and volumes reflecting a market shift to lower-priced products.

        Cost of services of $283.9 million for the year ended December 31, 2007 was $84.9 million or 43% higher than from the same period in 2006. The increase was primarily due to higher operating costs as a result of the acquisitions of OGT in May 2007 and ILC in December 2006, combined with increased costs as a result of higher ticket sales in Italy.

        Cost of sales of $32.5 million for the year ended December 31, 2007 was $7.5 million or 19% lower than for the year ended December 31, 2006, primarily due to decreased costs associated with the continuing decline in phone card sales.

        Selling, general and administrative expense of $65.7 million for the year ended December 31, 2007 was $14.3 million or 28% higher than in the year ended December 31, 2006. The increase was primarily attributable to the acquisitions of OGT in May 2007 and ILC in December 2006, a $3.6 million charge related to a reduction in force that occurred in Germany and a $2.8 million charge related to the sale of our interest in ILC during the fourth quarter 2007.

        Depreciation and amortization expense of $67.0 million for the year ended December 31, 2007 increased $41.8 million as compared to the year ended December 31, 2006, primarily due to asset impairment charges of $26.3 million in the year ended December 31, 2007 for the impairment of the long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations. The increase was also the result of increased amortization on licensed property contracts and depreciation from the acquisition of OGT in May 2007.

Lottery Systems

        For the year ended December 31, 2007, total revenue for Lottery Systems was $265.1 million compared to $255.4 million in the year ended December 31, 2006, an increase of $9.7 million or 4%. Lottery Systems service revenue for the year ended December 31, 2007 was $216.3 million compared to $205.7 million for the year ended December 31, 2006, an increase of $10.6 million or 5%. The increase was primarily due to increased revenue from European customers and increased revenue from the new Maryland contract.

        Lottery Systems sales revenue for the year ended December 31, 2007 was $48.7 million compared to $49.7 million for the year ended December 31, 2006, a decrease of $1.0 million or 2%. The decrease was primarily due to the absence of a $20.3 million one-time sale of terminals in Germany in the year ended December 31, 2006, partially offset by a $6.5 million sale of hardware in Canada in 2007, terminal sales in Australia and increased sales of hardware in Colorado.

        Cost of services of $114.2 million for the year ended December 31, 2007 was $0.5 million lower than in the year ended December 31, 2006. The decrease was primarily due to reduced expenses associated with the 2006 cost reduction initiatives plus costs associated with increased revenues from European customers, partially offset by increased expenses associated with the lottery contract in Mexico.

        Cost of sales of $27.0 million for the year ended December 31, 2007 was $6.5 million or 19% lower than during the year ended December 31, 2006, primarily reflecting a reduction in costs associated with the one-time sale of terminals in Germany in 2006, partially offset by higher costs associated with terminal sales in Australia and Canada in 2007.

        Selling, general and administrative expense of $28.4 million for the year ended December 31, 2007 was $6.2 million or 18% lower than in the year ended December 31, 2006. The decrease was primarily attributable to reduced costs associated with cost reduction initiatives that occurred in 2006 plus the reversal of a $3.9 million warranty reserve for EssNet.

        Depreciation and amortization expense of $62.2 million for the year ended December 31, 2007 increased $13.8 million or 29% as compared to the year ended December 31, 2006, primarily due to the amortization of deferred installation costs of the new Lottery Systems contract in Maryland and the lottery contract in Mexico plus increased amortization on domestic and international contracts.

Diversified Gaming

        For the year ended December 31, 2007, total revenue for Diversified Gaming was $244.5 million compared to $202.2 million in the year ended December 31, 2006, an increase of $42.3 million or 21%. Diversified Gaming service revenue for the year ended December 31, 2007 was $207.9 million compared to $197.2 million in the year ended December 31, 2006, an increase of $10.7 million or 5%. The increase in service revenue primarily reflects a full year of revenue for Global Draw, which was acquired in April 2006 ($19.4 million), partially offset by the sale of our racing and data communications businesses in February 2007 plus reduced revenue from our domestic pari-mutuel business.

        The Diversified Gaming sales revenue for the year ended December 31, 2007 was $36.6 million compared to $4.9 million in the same period in the prior year, an increase of $31.7 million. The increase was primarily due to the acquisition of Games Media in December 2006.

        Cost of services of $123.3 million for the year ended December 31, 2007 was $5.0 million or 4% higher than the year ended December 31, 2006. The increase was primarily due to a full year of costs for Global Draw, which was acquired in April 2006, partially offset by the sale of our racing and data communications businesses in February 2007.

        Cost of sales of $30.8 million for the year ended December 31, 2007 was $26.4 million higher than the year ended December 31, 2006, primarily due to the acquisition of Games Media in December 2006.

        Selling, general and administrative expense of $20.4 million for the year ended December 31, 2007 was $2.8 million or 16% higher than in the year ended December 31, 2006. The increase was primarily due to a full year of costs for Global Draw, which was acquired in April 2006, and Games Media, which was acquired in December 2006, partially offset by reduced costs related to domestic contracts plus reduced costs associated with reduction in force in our sports betting business.

        Depreciation and amortization expense of $30.3 million for the year ended December 31, 2007 decreased $1.1 million or 4% from the year ended December 31, 2006, primarily due to a $9.7 million charge in the year ended December 31, 2006 related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum Data Centers, and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts, partially offset by increased depreciation resulting from the acquisition of Global Draw in April 2006 and Global Draw's rollout of the Nevada™ terminals in September 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        The following analysis compares our results of operations for the year ended December 31, 2006 to the results for the year ended December 31, 2005.

Overview

Revenue Analysis

        For the year ended December 31, 2006, total revenue was $897.2 million compared to $781.7 million for the year ended December 31, 2005, an increase of $115.5 million or 15%. Our service revenue for the year ended December 31, 2006 was $791.8 million compared to $639.3 million for the year ended December 31, 2005, an increase of $152.5 million, or 24%. The increase was primarily attributable to the acquisitions of EssNet ($18.7 million) and Global Draw ($61.7 million), strong sales of instant lottery tickets, the addition of new instant ticket contracts during 2006, and the realization of a full year of revenue on Lottery Systems contracts that commenced in 2005. Our sales revenue for the year ended December 31, 2006 was $105.4 million compared to $142.4 million in the year ended December 31, 2005, a decrease of $37.0 million, or 26%. The decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $29.8 million of revenue in 2005, a decline in phone card sales of $12.1 million, and a decrease of $9.5 million for German instant ticket sales now being classified as service revenue because of the expansion of the services being offered in the German markets, partially offset by an increase in equipment sales in the European market.

Expense Analysis

        Cost of services of $432.0 million for the year ended December 31, 2006 were $80.6 million or 23% higher than for the year ended December 31, 2005. This increase is primarily related to the acquisitions of EssNet and Global Draw, the addition of new instant ticket contracts during 2006, $1.9 million of employee termination costs in 2006, and the realization of a full year of cost on Lottery Systems contracts that commenced in 2005. Cost of sales of $77.9 million for the year ended December 31, 2006 were $22.7 million or 23% lower than for the year ended December 31, 2005 due to lower sales revenues in Lottery Systems and Printed Products.

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

        Income tax expense was $24.1 million for the year ended December 31, 2006 and $28.3 million for the year ended December 31, 2005. The effective income tax rate for the year ended December 31, 2006 and 2005 was 26.5% and 27.3% respectively. The rate decreased in 2006 primarily from having a greater proportion of the Company's foreign earnings taxed at rates lower than the U.S. statutory rate and from the federal tax benefit related to the amortization of original issue discount related to the issuance in 2004 of long-term debt.

Segment Overview

	Year Ended December 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Total
	(in thousands)
Service revenues	$388,841	205,721	197,242	791,804
Sales revenues	50,769	49,723	4,934	105,426

Total revenues	439,610	255,444	202,176	897,230

Cost of services (exclusive of depreciation and amortization)	199,006	114,701	118,306	432,013
Cost of sales (exclusive of depreciation and amortization)	40,027	33,497	4,410	77,934
Selling, general and administrative expenses	51,425	34,571	17,615	103,611
Depreciation and amortization	25,203	48,423	31,410	105,036

Segment operating income	$123,949	24,252	30,435	178,636

Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				53,086

Consolidated operating income				$125,550

Interest expense				$43,393

	Year Ended December 31, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Total
	(in thousands)
Service revenues	$331,087	175,843	132,397	639,327
Sales revenues	72,214	59,829	10,313	142,356

Total revenues	403,301	235,672	142,710	781,683

Cost of services (exclusive of depreciation and amortization)	170,097	87,290	94,043	351,430
Cost of sales (exclusive of depreciation and amortization)	52,193	41,387	7,041	100,621
Selling, general and administrative expenses	43,969	29,684	15,528	89,181
Depreciation and amortization	18,250	33,522	13,843	65,615

Segment operating income	$118,792	43,789	12,255	174,836

Unallocated corporate selling, general and administrative costs and depreciation and amortization expense				43,842

Consolidated operating income				$130,994

Interest expense				$26,548

Printed Products

        For the year ended December 31, 2006, total revenue for Printed Products was $439.6 million compared to $403.3 million for the year ended December 31, 2005, an increase of $36.3 million, or 9%. For the year ended December 31, 2006, service revenue for Printed Products was $388.8 million compared to $331.1 million in the year ended December 31, 2005, an increase of $57.7 million, or 17%. The increase was attributable to new contracts, strong sales of instant lottery tickets, the launch of the

Major League Baseball® licensed games in 2006, and German instant tickets now being classified as service revenue because of the expansion of the services being offered in the German markets.

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

Lottery Systems

        For the year ended December 31, 2006, total revenue for Lottery Systems was $255.4 million compared to $235.7 million in the year ended December 31, 2005, an increase of $19.7 million, or 8%. Lottery Systems service revenue for the year ended December 31, 2006 was $205.7 million compared to $175.8 million for the year ended December 31, 2005, an increase of $29.9 million, or 17%. The increase was primarily due to the acquisition of EssNet and the realization of a full year of revenue from Lottery Systems contracts that commenced during 2005, partially offset by the loss of approximately $2.2 million of revenue from the Montana online lottery contract, which ended in March 2006.

        Lottery Systems sales revenue for the year ended December 31, 2006 was $49.7 million compared to $59.8 million for the year ended December 31, 2005, a decrease of $10.1 million, or 17%. The decrease was primarily due to the absence of a one-time sale of Instant Ticket Vending Machines to Pennsylvania that accounted for $29.8 million of revenue during 2005, partially offset by increased lottery systems sales in Europe and an increase in sales due to the acquisition of EssNet.

        Cost of services of $114.7 million for the year ended December 31, 2006 were $27.4 million or 31% higher than in the prior year. The increase was due to higher operating costs of $12.8 million as a result of the acquisition of EssNet, and the addition of new customers and higher revenue during 2006, partially offset by reduced operating costs on the Montana online lottery contract. Cost of sales of $33.5 million for the year ended December 31, 2006 were $7.9 million or 19% lower than in the year ended December 31, 2005 due primarily to the absence of the one-time sale of Instant Ticket Vending Machines to Pennsylvania during 2005, partially offset by an increase in costs associated with increased lottery systems sales in Europe and sales from the acquisition of EssNet.

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

Liquidity, Capital Resources and Working Capital

        Our long-term debt consists of approximately $273.7 million in aggregate principal amount of 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"), $200.0 million in aggregate principal amount of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), and a credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "Credit Facility"). The Credit Facility consists of a $300.0 million revolving credit facility (the "Revolver"), and three senior secured term loans currently outstanding in the following approximate amounts: $98.3 million ("Term Loan C"), $147.8 million ("Term Loan D") and $198.0 million ("Term Loan E").

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

        Our Credit Facility is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of the Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock of our first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing amongst us and our 100%-owned domestic subsidiaries. The Credit Facility is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

        In addition, the Credit Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; and (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80 million per annum.

        The Credit Facility contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Credit Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio as follows:

  3.75 through December 31, 2006

  4.30 from January 1, 2007 through March 31, 2007

  4.25 from April 1, 2007 through September 30, 2007

  4.00 from October 1, 2007 through September 30, 2008

  3.85 from October 1, 2008 through September 30, 2009

        Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles ("GAAP") as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("Consolidated EBITDA") for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A maximum Consolidated Senior Debt Ratio as follows:

  2.50 through December 31, 2006

  2.60 from January 1, 2007 to March 31, 2007

  2.50 from April 1, 2007 through December 23, 2009

        Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness, other than our 2004 Notes and the Convertible Debentures, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

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

        On December 31, 2007, we had approximately $121.2 million available for additional borrowing or letter of credit issuance under our Revolver. There were $158.0 million of borrowings and $20.8 million in outstanding letters of credit under our Revolver as of December 31, 2007. Our ability to borrow under the Credit Facility will depend on our remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

        We were in compliance with our covenants as of December 31, 2007 and at the end of each of the first three quarters of fiscal year 2007.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
	Total	Within 1 Year	Within 2-3 Years	Within 4-5 Years	After 5 Years
Long-term debt, 6.25% notes	$200,000	—	—	200,000	—
Long-term debt, 0.75% notes (1)	273,782	—	273,782	—
Long-term debt, Term Loan C	98,250	1,000	97,250	—	—
Long-term debt, Term Loan D	147,750	1,500	146,250	—	—
Long-term debt, Term Loan E	198,000	2,000	196,000	—	—
Long-term debt, revolving credit facility	158,000	—	158,000	—	—
Other long-term debt	1,785	442	287	474	582
Interest expense (2)	182,071	57,346	70,921	29,164	24,640
Purchase obligations (3)	50,625	50,625	—	—	—
Global Draw earn out (5)	150,000	—	150,000
Operating leases	89,749	18,226	26,473	18,512	26,538
Other long-term liabilities (4)	23,063	—	20,507	1,670	886

Total contractual obligations	$1,573,075	131,139	1,139,470	249,820	52,646

(1)
The Convertible Debentures are due in 2024. However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures, subject to certain conditions described below, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(2)
Based on rates in effect at December 31, 2007.

(3)
We have a purchase order outstanding as of December 31, 2007 of approximately $50.6 million for approximately 90,000 ticket checking machines for our new contract with the China Sports Lottery.

(4)
We have excluded approximately $35.4 million of pension plan liabilities, deferred compensation liabilities of approximately $22.4 million and the liability for uncertain income tax positions of

  $14.1 million at December 31, 2007. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

(5)
In accordance with the purchase agreement, we estimate that an earn-out of approximately $150.0 million may be paid to the selling shareholders and certain members of the management of Global Draw in 2009.

        The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes are senior subordinated, unsecured obligations of our Company, ranking junior to all existing and future senior debt including obligations under the Credit Facility. The 2004 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20). The 2004 Notes will be redeemable, at our option, at any time on or after December 15, 2008, in whole or in part, at redemption prices equal to 103.125%, 101.563%, and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively. The 2004 Notes mature December 15, 2012.

        The indenture governing the 2004 Notes contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

        The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% per annum thereafter. Interest on the Convertible Debentures is payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of our Class A common stock at a rate of 34.3643 shares per $1,000 principal amount of Convertible Debentures, which equates to a conversion price of approximately $29.10 per share of common stock, subject to adjustment as provided in the indenture governing the Convertible Debentures. The Convertible Debentures contain a net settlement feature. This feature entitles holders of each $1,000 principal amount of Convertible Debentures being converted to receive cash up to $1,000 and shares for any excess conversion value determined in a manner provided in the indenture governing the Convertible Debentures. Holders of the Convertible Debentures may convert the Convertible Debentures prior to stated maturity under the following circumstances:

  •
  during any calendar quarter before December 31, 2019, if the market price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter equals or exceeds 120% of the conversion price;

  •
  at any time on or after December 31, 2019 if the market price of our common stock on any date on or after December 31, 2019 equals or exceeds 120% of the conversion price;

  •
  if we call the Convertible Debentures for redemption, except for certain redemptions described in the indenture; or

  •
  upon the occurrence of certain corporate transactions described in the indenture.

        The Convertible Debentures are senior subordinated, unsecured obligations of our Company, ranking junior to all existing and future senior debt including obligations under the Credit Facility. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20). The Convertible Debentures will be redeemable, at our option, at any time on or after June 1, 2010, in whole or in part, at a repurchase price equal to 100% of the principal amount. Holders of the Convertible Debentures have the right to require us to repurchase the Convertible Debentures, in whole or in part, at a redemption price equal to 100% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the Convertible Debentures. The Convertible Debentures mature on December 1, 2024, unless earlier converted, redeemed or repurchased. The indenture governing the Convertible Debentures limits our ability and the ability of our subsidiary guarantors to effect a consolidation or merger, or sell, convey, transfer, or lease substantially all of our or their assets.

        We maintain a bond hedge in the form of call options designed to mitigate the potential dilution from the conversion of the Convertible Debentures. During the term of the bond hedge (which expires no later than June 1, 2010), the sellers of the options will deliver to us upon our exercise of such options after a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of our Class A common stock exceeds $29.10 per share. The options provide for net share settlement upon exercise.

        During the fourth quarter ended December 31, 2007, approximately $1.2 million in aggregate principal amount of Convertible Debentures were converted. Pursuant to the terms of the Convertible Debentures, we paid the principal amount of the Convertible Debentures that were converted in cash and the excess conversion value (determined to be approximately $378,000) by delivering approximately 10,000 shares of our common stock. In conjunction with the conversion, we acquired approximately 10,000 shares of our common stock by exercising a portion of the bond hedge and we delivered such shares to the holder of the Convertible Debentures that were converted. The aggregate number of shares that we could be obligated to issue upon conversion of the remaining Convertible Debentures is 9,408,327 shares.

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

        Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. In the next year, we expect to purchase approximately 90,000 ticket checking machines for our new contract with the China Sports Lottery for a total cost of approximately $50.6 million. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

        At December 31, 2007, our available cash, short-term investments and borrowing capacity totaled $150.6 million compared to $82.4 million at December 31, 2006. We had approximately $121.2 million available for additional borrowings or letter of credit issuance under our Revolver at December 31, 2007. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase in our available cash from the December 31, 2006 level principally reflects the net cash provided by operating activities for the year ended December 31, 2007 of $186.4 million plus long-term borrowings of $358.0 million, offset by wagering and other capital expenditures and other investing activities totaling $252.5 million, acquisition-related payments of $120.1 million and $196.9 million of payments on long-term debt. The $186.4 million of net cash provided by operating activities is derived from $205.2 million of net cash provided by operations offset by $18.9 million used in changes in working capital. The working capital changes occurred principally from increases in accounts receivable, inventories and accrued liabilities and decreases in accounts payable, partially offset by a decrease in other current assets. Capital expenditures totaled $34.7 million in the year ended December 31, 2007, compared to $16.0 million in the corresponding period in 2006. Wagering system expenditures, including software expenditures, totaled $173.7 million in the year ended December 31, 2007, compared to $142.2 million in 2006. This increase is primarily due to the new lottery contracts in Mexico and Connecticut coupled with gaming terminals related to Global Draw. Cash flow from financing activities principally reflects the repayments of borrowings under the Credit Facility.

        At December 31, 2006, our available cash, short-term investments and borrowing capacity totaled $82.4 million compared to $258.6 million at December 31, 2005. Effective with the January 2007 amendment to the Credit Facility, we had approximately $214.6 million available for additional borrowings or letter of credit issuance under our Revolver at December 31, 2006. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The decrease in our available cash from the December 31, 2005 level principally reflects the net cash provided by operating activities for the year ended December 31, 2006 of $128.5 million plus long-term borrowings of $441.3 million, offset by wagering and other capital expenditures and other investing activities totaling $203.6 million, acquisition-related payments of $296.9 million and $105.7 million of payments on long-term debt. The $128.5 million of net cash provided by operating activities is derived from $177.9 million of net cash provided by operations offset by $49.4 million used in changes in working capital. The working capital changes occurred principally from increases in accounts receivable, inventories, other current assets and decreases in accounts payable, offset by increases in accrued liabilities. Capital expenditures of $16.0 million in the year ended December 31, 2006 are less than expenditures totaling $32.4 million in the corresponding period in 2005. Wagering system expenditures, including software expenditures, totaled $142.2 million in the year ended December 31, 2006, compared to $127.8 million in 2005. This increase is primarily due to the new lottery contracts in Shanghai, Mexico, Maryland and Oklahoma, coupled with gaming terminals related to Global Draw. Cash flow from financing activities principally reflects the repayments of borrowings under the Credit Facility.

        We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Facility will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all. While we are not aware of any reason to do so, if we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

        Further, the terms of the indenture governing the Convertible Debentures give holders the right to convert the Convertible Debentures under certain circumstances as described above. The Convertible Debentures contain a net settlement feature. This feature entitles holders of each $1,000 principal amount of Convertible Debentures being converted to receive cash up to $1,000 and shares for any excess conversion value determined in a manner provided in the indenture governing the Convertible Debentures. We cannot offer any assurance that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we offer any assurance that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) supersedes SFAS No. 141 and requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Accordingly, any business combinations we engage in on or after January 1, 2009 will be recorded and disclosed according to SFAS 141(R). We expect SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value ("fair value option"). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our non-pension related financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial liabilities and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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

        For fiscal 2007, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel-related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2008, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2007, approximately 44% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. (See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" for additional information about our financial instruments.)

Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2007
(Dollars in thousands)

	Twelve Months Ended December 31
	2008	2009	2010	2011	2012	Thereafter	Total	FMV
Debt at fixed interest rates	$443	273	13	461	200,013	274,364	475,567	523,197
Weighted-average interest rates	8.6%	9.2%	6.2%	2.1%	6.3%	0.8%	3.1%
Debt at variable interest rates	$4,500	597,500	—	—	—	—	602,000	596,620
Weighted-average interest rates	6.4%	6.5%	0.0%	0%	0%	0%	6.5%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Spain, Sweden, Mexico, Austria, Australia, Chile and Ireland. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Our most significant transactional foreign currency exposures are the Euro and the Sterling in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) entering into foreign currency exchange contracts and (iii) netting asset and liability exposures denominated in similar foreign currencies, to the extent possible. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. We believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the U.S. dollar would not have a material impact on future earnings, fair values, or cash flows.

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
New York, New York

        We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Oberthur Gaming Technologies, which was acquired on May 1, 2007 and whose financial statements constitute 16% and 7% of net and total assets, respectively, 6% of revenues, and 4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Oberthur Gaming Technologies. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 123R, Share Based Payment effective January 1, 2006, the Company's adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) effective December 31, 2006 and the Company's adoption on January 1, 2007 of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainly in Income Taxes.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Consorzio Lotterie Nazionale ("CLN"), the Company's investment in which is accounted for by use of the equity method (see note 17 to the consolidated financial statements), as of and for the year ended December 31, 2007. The Company's equity in income of CLN was $37,894 for the year ended December 31, 2007. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, as of and for the year ended December 31, 2007, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of CLN in accordance with accounting principles generally accepted in the United States of America.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", effective January 1, 2006, based on the modified prospective application transition method. The Company adopted the recognition requirements of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) effective December 31, 2006. As described in Notes 1 and 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated

February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(in thousands, except per share amounts)

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$29,403	$27,791
Accounts receivable, net of allowance for doubtful accounts of $9,184 and $6,682 in 2007 and 2006, respectively	203,074	178,445
Inventories	92,565	59,464
Deferred income taxes, current portion	15,929	8,960
Prepaid expenses, deposits and other current assets	56,906	70,042

Total current assets	397,877	344,702
Property and equipment, at cost	966,291	803,089
Less accumulated depreciation	(404,667)	(352,429)

Net property and equipment	561,624	450,660
Goodwill, net	716,856	633,730
Intangible assets, net	133,030	157,251
Other assets and investments	290,652	173,267

Total assets	$2,100,039	$1,759,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt	$4,942	$3,148
Accounts payable	64,108	60,566
Accrued liabilities	148,464	130,309

Total current liabilities	217,514	194,023
Deferred income taxes	51,661	43,143
Other long-term liabilities	97,024	81,113
Long-term debt, excluding current installments	1,072,625	913,253

Total liabilities	1,438,824	1,231,532
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 93,414 and 91,628 shares issued and outstanding as of December 31, 2007 and 2006, respectively	934	916
Additional paid-in capital	521,902	477,261
Accumulated earnings	97,323	33,452
Treasury stock, at cost, 1,140 shares held as of December 31, 2007 and 2006	(19,442)	(19,442)
Accumulated other comprehensive income	60,498	35,891

Total stockholders' equity	661,215	528,078

Total liabilities and stockholders' equity	$2,100,039	$1,759,610

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Operating revenues:
Services	$922,415	$791,804	$639,327
Sales	124,289	105,426	142,356

	1,046,704	897,230	781,683
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	521,433	432,013	351,430
Cost of sales (exclusive of depreciation and amortization)	90,347	77,934	100,621
Selling, general and administrative expenses	168,722	155,727	131,844
Depreciation and amortization	160,366	106,006	66,794

Operating income	105,836	125,550	130,994
Other (income) expense:
Interest expense	58,550	43,393	26,548
Equity in net (income) loss in joint ventures	(41,252)	(7,900)	2,064
Early extinguishment of debt	—	—	478
Other income, net	(2,050)	(767)	(1,700)

	15,248	34,726	27,390

Income before income tax expense	90,588	90,824	103,604
Income tax expense	25,221	24,063	28,285

Net income	$65,367	$66,761	$75,319

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.71	$0.73	$0.84

Diluted net income available to common stockholders	$0.68	$0.70	$0.81

Weighted average number of shares used in per share calculations:
Basic shares	92,566	91,066	89,327

Diluted shares	95,996	94,979	92,484

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Common stock:
Beginning balance	$916	$899	$884
Issuance of Class A common stock, in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in stock option and warrant exercises	17	19	14
Purchases of Class A common stock	—	(3)	—

Ending balance	934	916	899

Additional paid-in capital:
Beginning balance	477,261	425,750	405,755
Issuance of Class A common stock, in connection with employee stock purchase plan	1,034	1,062	1,189
Issuance and exercise of stock options, restricted stock units and warrants	14,105	15,165	7,234
Share-based compensation	25,312	21,700	—
Tax benefit from employee stock options	10,569	13,505	11,394
Deferred compensation	(6,379)	79	178

Ending balance	521,902	477,261	425,750

Accumulated (losses) earnings:
Beginning balance	33,452	(33,309)	(108,628)
Net income	65,367	66,761	75,319
Adoption of FIN 48	(1,496)	—	—

Ending balance	97,323	33,452	(33,309)

Treasury stock:
Beginning balance	(19,442)	(9,556)	(9,403)
Purchase of Class A common stock	—	(9,886)	(153)

Ending balance	(19,442)	(19,442)	(9,556)

Accumulated other comprehensive income (loss):
Beginning balance	35,891	3,049	11,956
Other comprehensive income (loss)	24,607	35,273	(8,907)
Adoption of SFAS 158, net of tax	—	(2,431)	—

Ending balance	60,498	35,891	3,049

Total stockholders' equity	$661,215	$528,078	$386,833

Comprehensive income (loss):
Net income	$65,367	$66,761	$75,319
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax	—	(2,478)	1,011
Pension gains and losses, net of tax	(524)	—	—
Foreign currency translation adjustment	24,634	38,235	(9,959)
Unrealized gain (loss) on investments, net of tax	497	(484)	41

Other comprehensive income (loss)	24,607	35,273	(8,907)

Comprehensive income	$89,974	$102,034	$66,412

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$65,367	$66,761	$75,319
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	160,366	106,006	66,794
Change in deferred income taxes	(7,224)	(8,966)	16,448
Stock-based compensation	25,312	21,700	—
Tax benefit from exercise of employee stock options	—	—	11,394
Non-cash interest expense	4,364	3,922	3,733
Equity in (income) loss of joint ventures	(41,252)	(7,900)	2,064
Supplemental executive retirement plan curtailment	—	—	12,363
Deferred finance fees-early extinguishment of debt	—	—	478
Changes in current assets and liabilities, net of effects of acquisitions
Short-term investments	—	—	52,525
Accounts receivable	(9,383)	(22,415)	(25,011)
Inventories	(19,494)	(15,894)	(11,845)
Accounts payable	(8,140)	(10,502)	14,597
Accrued liabilities	(2,190)	28,087	(17,694)
Other current assets	17,405	(31,104)	(10,275)
Other	1,224	(1,169)	9,965

Net cash provided by operating activities	186,355	128,526	200,855
Cash flows from investing activities:
Capital expenditures	(34,686)	(15,988)	(32,357)
Wagering systems expenditures	(143,088)	(123,185)	(110,817)
Other intangible assets and software expenditures	(38,569)	(49,946)	(22,312)
Change in other assets and liabilities, net	(5,314)	(14,458)	(9,023)
Investment in joint venture	(30,827)	—	—
Business acquisitions, net of cash acquired	(120,054)	(296,928)	(24,815)

Net cash used in investing activities	(372,538)	(500,505)	(199,324)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	(33,000)	191,000	(22,000)
Proceeds from issuance of long-term debt	200,000	250,270	4,378
Payment on long-term debt	(5,900)	(105,715)	(12,786)
Payment of financing fees	(790)	(1,119)	(478)
Purchases of treasury stock	—	(9,822)	—
Excess tax benefit from equity-based compensation plan	10,569	13,505	—
Net proceeds from issuance of common stock	15,157	17,063	8,348

Net cash provided by (used in) financing activities	186,036	355,182	(22,538)
Effect of exchange rate changes on cash and cash equivalents	1,759	5,646	(6,171)

Increase (decrease) in cash and cash equivalents	1,612	(11,151)	(27,178)
Cash and cash equivalents, beginning of period	27,791	38,942	66,120

Cash and cash equivalents, end of period	$29,403	$27,791	$38,942

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

Non-cash investing and financing activities

  For the years ended December 31, 2007, 2006 and 2005

        See Notes 7 and 10 for a description of deferred financing fee write-offs and capital lease transactions.

  Supplemental cash flow information

        Cash paid during the period for:

	Years Ended December 31,
	2007	2006	2005
Interest	$52,963	$37,350	$22,823
Income taxes, net of refunds	(4,243)	35,671	7,075

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies

        When used in these notes, the terms "the Company," "we, "us," "our" and "our Company" mean Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.

(a) Description of the Business

        We are a supplier of technology-based products, systems and services to gaming markets worldwide. We report our operations in three business segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group.

  Printed Products Group

        Our Printed Products Group ("Printed Products") provides instant tickets and related services. Instant tickets and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, Printed Products provides lotteries with over 80 licensed brand products, including Deal or No Deal™, Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. The division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

        During the fourth quarter 2007, we entered into an agreement to sell our interest in International Lotto Corp., SRL ("ILC") (which sale closed in January 2008).

  Lottery Systems Group

        Our Lottery Systems Group ("Lottery Systems") is a provider of sophisticated, customized computer software, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. The business includes the supply of transaction processing software for the accounting and validation of instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. Lottery Systems also includes software and hardware and support services for sports betting and operation of credit card processing systems.

  Diversified Gaming Group

        Our Diversified Gaming Group ("Diversified Gaming") provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

lottery terminals ("VLTs"), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C Amusement With Prize ("AWP") and Skill With Prize ("SWP") terminals. Business units within the Diversified Gaming Group include The Global Draw Limited and certain related companies ("Global Draw"), a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited ("Games Media"), our AWP and SWP terminal supplier in the U.K. public house (or pub) market, and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

(b) Principles of Consolidation

        The accompanying consolidated financial statements include our Company's accounts and subsidiaries in which our ownership is greater than 50%. Investments in other entities in which our ownership is between 20% and 50% are accounted for in the consolidated financial statements using the equity method of accounting. All inter-company balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

(d) Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectibility. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Accounts receivable, net consists of the following:

	As of December 31,
	2007	2006
Accounts receivable	$172,569	$152,824
Unbilled accounts receivable	39,689	32,303
Allowance for doubtful accounts	(9,184)	(6,682)

	$203,074	$178,445

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

        In certain of our contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and, generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

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

(g) Deferred Installation Costs

        Certain lottery, wide area gaming and pari-mutuel systems contracts require us to perform installation activities. Direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after a contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and are deferred and amortized over the expected life of the contract. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $68,700 and $60,800 at December 31, 2007 and 2006, respectively.

(h) Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the provisions of SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") to account for goodwill and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

acquired intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives not be amortized, but instead, be evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired.

(i) Other Assets and Investments

        In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed and/or purchased software systems for use in our lottery and wagering service contracts. Capitalized costs are amortized on a straight-line basis over the expected useful lives. We also capitalize costs associated with the procurement of long-term financing, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.

(j) Derivative Financial Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, require that all derivative instruments not qualifying as hedging instruments be recorded on the balance sheet at their respective fair values.

        From time to time, we utilize derivative financial instruments which allow us to mitigate any gains or losses associated with the change in fair value of assets and/or liabilities we hold in non-functional currencies. These derivatives are recognized on the balance sheet at their fair value and any periodic changes to this fair value are recognized in the statement of operations.

(k) Impairment of Long-Lived Assets and Acquired Intangible Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of long-lived assets and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair market value, less costs to sell.

(l) Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is unlikely. We have also established a valuation allowance for foreign loss carryforwards, as we believe it is more likely than not that the tax benefits of these items will not be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense increases or decreases, respectively, in the period such determination is made.

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48. Prior to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with SFAS No. 5, Accounting for Contingencies.

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

(n) Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectibility is probable or reasonably assured depending on the applicable revenue recognition guidance followed. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our operating segments:

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

        Revenue from licensing branded property coupled with a service component whereby we purchase and distribute merchandise prizes on behalf of lottery authorities to identified winners is recognized on a performance-based measure pursuant to the terms of the contract.

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

  Diversified Gaming Group

        Revenue from the sale of gaming terminals and related software is recognized ratably over the term of the contract.

        Revenue from the provision of wide-area gaming services is generally recognized as a percentage of revenue generated by the terminals.

        Revenue from the provision of pari-mutuel wagering services is generally recognized as a percentage of the amount wagered by the customers' patrons at the time of the wager pursuant to the terms of the contract.

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

        Revenue from the provision of facilities management services to non-Company owned wagering sites is recognized as a percentage of the amount wagered by our customers' patrons at the time of the wager pursuant to the terms of the contract.

(o) Service Contract Arrangements

        Service contracts for North American pari-mutuel wagering systems, lottery and wide area gaming systems generally provide for substantial related services such as software, maintenance personnel, computer operators and certain operating supplies. The service contracts generally cover four to seven year periods and frequently include renewal options that have generally been exercised by the customers. Under such contracts, we retain ownership of all equipment. The service contracts also provide for certain warranties covering operation of the equipment, machines, display equipment and central computing equipment. The breach of such warranties could result in significant liquidated damages. The service contracts provide for revenue based on a percentage of total amounts wagered. Certain pari-mutuel wagering systems contracts provide for specified minimum levels of revenue. We have historically exceeded such minimums.

        Instant ticket sales contracts provide for revenue based on a fixed fee per thousand instant tickets or a percentage of instant ticket retail sales of the lottery customer. Instant ticket contracts generally run for one to five years and frequently include renewal options.

(p) Shipping and Handling Costs

        Shipping and handling costs are included in cost of sales for all periods presented.

(q) Stock-Based Compensation

        During the year ended December 31, 2005, we followed the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148") that allowed an entity to continue to measure compensation cost for those instruments using the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided it disclosed the effect of SFAS 123, as amended by SFAS 148, in footnotes to the financial statements. Accordingly, no stock option related compensation expense was recognized for a substantial majority of our stock-based compensation plans during the year ended December 31, 2005.

        In December 2004, the FASB issued SFAS No. 123(revised 2004), Share-Based Payment ("SFAS 123(R)"), superseding APB 25 and SFAS 148 and requiring all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1)    Description of the Business and Summary of Significant Accounting Policies (Continued)

on their fair values. We adopted SFAS 123(R) on January 1, 2006, as required, using the modified prospective method. Under the modified prospective method, our prior interim periods and prior fiscal year financial statements will not reflect any restated amounts for the adoption of SFAS 123(R). In accordance with SFAS 123(R), we record compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all stock options granted, modified or cancelled after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

(r) Comprehensive Income

        We follow SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. In accordance with SFAS 130, we include and separately classify in comprehensive income unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits, and unrealized gains and losses on investments.

(s) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects and pari-mutuel systems software development projects, equity-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations, and income and other taxes. Actual results could differ from estimates.

(t) Reclassifications

        Subsequent to the issuance of the 2006 financial statements management determined that certain EssNet sales revenues of approximately $7,400 and EssNet cost of sales of approximately $5,100 were classified as service revenues and cost of services in the Lottery Systems Group during the year ended December 31, 2006. Accordingly the amounts have been revised in the December 31, 2006 financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2)    Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 2007 and 2006, we had outstanding stock options, restricted stock units and convertible debentures which could potentially dilute basic earnings per share in the future.

        The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Income (numerator)
Net income	$65,367	$66,761	$75,319
Shares (denominator)
Basic weighted-average common shares outstanding	92,566	91,066	89,327
Effect of dilutive securities-stock rights	2,073	2,974	3,157
Effect of dilutive shares related to convertible debentures	1,357	939	—

Diluted weighted-average common shares outstanding	95,996	94,979	92,484

Basic and diluted per share amounts
Basic net income per share	$0.71	$0.73	$0.84

Diluted net income per share	$0.68	$0.70	$0.81

        The weighted-average diluted common shares outstanding for the years ended December 31, 2007, 2006 and 2005 also excludes the effect of approximately 167, 173 and 2,472, respectively, of out-of-the-money options, as their effect would be anti-dilutive.

        The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $273,800 in aggregate principal amount of 0.75% convertible senior subordinated notes due 2024 (the "Convertible Debentures"), which were sold in December 2004, is approximately 9,408. The Convertible Debentures provide for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

        During 2007 and 2006, the average price of our common stock exceeded the conversion price of the Convertible Debentures. For the years ended December 31, 2007 and 2006, we have included 1,357 and 939 shares, respectively, related to our Convertible Debentures in our diluted weighted-average common shares outstanding. We excluded shares that could be issued upon conversion from the calculation for the year ended December 31, 2005 because such shares were anti-dilutive. We have not included the offset from the bond hedge as it would be anti-dilutive; however, to the extent the Convertible Debentures are converted during the term of the bond hedge, the diluted share amount will decrease because the bond hedge will offset the dilution from conversion of the Convertible Debentures.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2)    Basic Income Per Common Share and Diluted Income Per Common Share (Continued)

        The terms of the indenture governing the Convertible Debentures gave holders the right to convert the Convertible Debentures at any time between July 1, 2007 and September 30, 2007. On September 28, 2007, we received a conversion notice from a holder of our Convertible Debentures in respect of $1,218 in aggregate principal amount of Convertible Debentures. Pursuant to the terms of the Convertible Debentures, on October 30, 2007, we paid the principal amount of the Convertible Debentures that were converted in cash and the excess conversion value (determined to be approximately $378) by delivering approximately 10 shares of our common stock. In conjunction with the conversion, we acquired approximately 10 shares of our common stock by exercising a portion of the bond hedge and we delivered such shares to the holder of the Convertible Debentures that were converted. The conversion did not have a material effect on our basic or dilutive shares outstanding.

(3)    Acquisitions

        On May 1, 2007, we acquired Oberthur Gaming Technologies and related companies ("OGT"). OGT is a manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada, Sydney, Australia and San Antonio, Texas. The purchase price was approximately $102,000 (approximately one-third of which is attributable to U.S. assets), subject to certain adjustments. We expect our acquisition of OGT will allow us to strengthen our international presence in Canada, Europe and Australia and offer its customers an expanded array of products and services. We financed the acquisition through borrowings under our revolving credit facility. Approximately $42,000 of the goodwill of approximately $74,000 resulting from the acquisition of OGT will be deductible for tax purposes. The operating results of OGT have been included in our Printed Products segment and have been consolidated in our statement of operations since the date of acquisition.

        During the third quarter of 2007, we announced plans to close our instant ticket printing plant in San Antonio, Texas in conjunction with ongoing integration efforts related to our purchase of OGT. We recorded approximately $8,221 in liabilities, primarily related to involuntary employee terminations, asset disposals and termination of contractual obligations. In November 2007, we completed the shut-down of the plant and expect all assets will be disposed of by March 31, 2008. The table below summarizes the payments made, adjustments and the balance of the accrued integration costs from September 30, 2007 to December 31, 2007:

	Severance Pay and Benefits	Asset Disposal Costs	Contractual Obligations	Total Liability
Accrued costs as of September 30, 2007	$3,346	865	4,010	8,221
Payments	(3,329)	—	(1,420)	(4,749)
Adjustments to goodwill	500	—	1,299	1,799

Accrued costs as of December 31, 2007	$517	865	3,889	5,271

        In conjunction with the purchase of substantially all of the online lottery assets of EssNet AB ("EssNet") in March of 2006, we recorded approximately $26,717 in liabilities, primarily related to involuntary employee terminations, termination of leases, contractual obligations and termination of service contracts that will result from the integration. The table below summarizes the payments made,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(3)    Acquisitions (Continued)

adjustments and the balance of the accrued integration costs from December 31, 2006 to December 31, 2007:

	Severance Pay and Benefits	Lease Terminations	Contractual Obligations	Total Liability
Accrued costs at closing	$17,644	1,475	7,598	26,717
Payments	(6,576)	(570)	(4,536)	(11,682)
Adjustments to goodwill	(7,818)	11	2,320	(5,487)

Accrued costs as of December 31, 2006	3,250	916	5,382	9,548
Payments	(3,232)	(692)	(3,976)	(7,900)
Adjustments to goodwill	234	39	4,075	4,348
Foreign exchange rate adjustments	93	66	1,324	1,483
Adjustment to liability	—	—	(3,892)	(3,892)

Accrued costs as of December 31, 2007	$345	329	2,913	3,587

(4)    Inventories

        Inventories consist of the following:

	As of December 31,
	2007	2006
Parts and work-in-process	$48,167	$23,517
Finished goods	44,398	35,947

	$92,565	$59,464

        Point-of-sale terminals manufactured by us may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold. Costs incurred for equipment associated with specific wagering system contracts not yet placed into service are classified as construction in progress in property and equipment and are not depreciated.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5)    Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2007	2006
Machinery, equipment and deferred installation costs	$777,988	$635,075
Land and buildings	73,742	67,844
Transportation equipment	8,636	9,087
Furniture and fixtures	17,899	15,504
Leasehold improvements	24,542	22,604
Construction in progress	63,484	52,975

Property and equipment, at cost	966,291	803,089
Less: accumulated depreciation	(404,667)	(352,429)

Net property and equipment	$561,624	$450,660

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $87,200, $71,500 and $43,300 respectively.

        Cost for equipment associated with specific wagering systems contracts not yet placed into service are recorded as construction in progress and not depreciated. When the equipment is placed into service at wagering facilities, the related costs are transferred from construction in progress to machinery and equipment, and we commence depreciation.

        Depreciation expense is excluded from cost of sales and other operating expenses and is separately stated with amortization expense on the statement of operations.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, during the year ended December 31, 2007, we recorded impairment charges of approximately $26,300 primarily related to long-lived assets in Peru and fixed assets in Germany. The fair values of the assets were determined based on the sum of future undiscounted cash flows which were estimated to be nil. The impairment charge is reported in our Printed Products segment and is included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2007.

        During the year ended December 31, 2006, we recorded a $9,700 charge to depreciation and amortization expense in our Diversified Gaming segment related to the write-off of certain hardware and software assets used in the pari-mutuel business. The write-off was primarily the result of the roll-out of our new terminal and two Quantum Data Centers.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6)    Goodwill and Intangible Assets and Impairment of Long-Lived Assets

Intangible Assets

        The following disclosure presents certain information on our acquired intangible assets as of December 31, 2007 and 2006. Amortizable intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2007
Amortizable intangible assets:
Patents	$10,309	2,135	8,174
Customer lists	37,454	17,164	20,290
Customer service contracts	4,078	2,358	1,720
Licenses	45,603	24,614	20,989
Intellectual property	22,176	9,542	12,634
Lottery contracts	26,776	20,756	6,020

	146,396	76,569	69,827

Non-amortizable intangible assets:
Trade name	38,981	2,118	36,863
Connecticut off-track betting system operating right	34,659	8,319	26,340

	73,640	10,437	63,203

Total intangible assets	$220,036	87,006	133,030

Balance as of December 31, 2006
Amortizable intangible assets:
Patents	$8,839	1,207	7,632
Customer lists	28,705	12,179	16,526
Customer service contracts	3,691	1,889	1,802
Licenses	49,751	12,611	37,140
Intellectual property	21,622	4,115	17,507
Lottery contracts	34,747	19,889	14,858

	147,355	51,890	95,465

Non-amortizable intangible assets:
Trade name	38,115	2,118	35,997
Connecticut off-track betting system operating right	34,108	8,319	25,789

	72,223	10,437	61,786

Total intangible assets	$219,578	62,327	157,251

        The weighted-average amortization period for intangible assets acquired during 2007 is approximately seven years. The weighted-average amortization period for licenses acquired during 2007 is approximately six years. The weighted-average amortization period for patents acquired during 2007 is approximately 12 years. The weighted-average amortization period for customer lists acquired during

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6)    Goodwill and Intangible Assets and Impairment of Long-Lived Assets (Continued)

2007 is approximately eight years. The weighted-average amortization period for intellectual property acquired during 2007 is approximately six years. The aggregate intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $44,300, $20,100 and $10,700, respectively. The estimated intangible asset amortization expenses for the year ending December 31, 2008 and for each of the subsequent four years ending December 31, 2012 are approximately $25,700, $18,400, $12,900, $9,000 and $8,100 respectively.

Goodwill

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2005 to December 31, 2007. In 2007, we recorded (a) a $73,779 increase in goodwill associated with the acquisition of OGT, (b) a $616 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Games Media, (c) a $149 decrease in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of Global Draw, (d) a $767 increase in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of substantially all of the online lottery assets of EssNet, (e) a $9,752 decrease in goodwill associated primarily with the impairment of ILC goodwill, (f) a $105 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with certain other acquisitions and (g) an increase in goodwill of $17,760 as a result of foreign currency translation.

        In 2006, we recorded (a) an $83,985 increase in goodwill in connection with the acquisition of the online assets of EssNet, (b) a $157,089 increase in goodwill for the acquisition of Global Draw (c) a $20,482 increase in goodwill for the acquisition of Games Media, (d) an increase in goodwill of $9,752 for the ILC acquisition, (e) an increase in goodwill of $2,799 for the acquisition of Honsel, (f) an increase in goodwill of $2,258 for the acquisition of Printer Associates, Inc., (g) a $330 net decrease in goodwill related to all other acquisitions and (h) a $18,526 increase in goodwill as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2005	$243,439	95,115	615	339,169
Adjustments	16,271	89,394	188,896	294,561

Balance at December 31, 2006	259,710	184,509	189,511	633,730
Adjustments	69,009	10,010	4,107	83,126

Balance at December 31, 2007	$328,719	194,519	193,618	716,856

        We performed an annual impairment test for fiscal 2007 and 2006 and in accordance with SFAS 142. No adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2007 or 2006 as a result of our SFAS 142 annual impairment test.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(7)    Other Assets and Investments

        Other assets and investments (net) consist of the following:

	As of December 31,
	2007	2006
Software systems development costs	$68,302	$52,631
Deferred financing costs	11,342	14,843
Deferred tax asset, long-term portion	85,152	53,078
SERP trust	15,801	15,463
Investments	81,067	18,793
Other assets	28,988	18,459

	$290,652	$173,267

        In the years ended December 31, 2007 and 2006, we capitalized $30,600 and $19,000, respectively, of software systems development costs related primarily to lottery, wide area gaming and pari-mutuel wagering systems. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. The total amount charged to amortization expense for amortization of capitalized systems development costs was $15,200, $14,400 and $9,800 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Deferred financing costs arise in connection with our procurement of long-term financing and are amortized over the life of the financing agreements. In fiscal 2006, we entered into three new term loan facilities. The proceeds from those transactions were used to acquire certain businesses and repay outstanding borrowings under our senior secured credit facility. We capitalized approximately $800 and $1,100 during 2007 and 2006, respectively, in connection with these borrowings. Amortization of deferred financing costs amounted to approximately $4,300, $3,900 and $3,700 for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)    Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
Compensation and benefits	$46,088	$37,663
Customer advances	5,037	2,010
Deferred revenue	23,272	17,471
Taxes, other than income	11,212	7,216
Accrued licenses	5,650	3,939
Liabilites assumed in business combinations	9,200	10,817
Accrued contract costs	10,113	9,584
Other	37,892	41,609

	$148,464	$130,309

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(9)    Long-Term Debt

        Our long-term debt consists of $273,782 in aggregate principal amount of 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"), $200,000 in aggregate principal amount of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), and a credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "Credit Facility"). The Credit Facility consists of a $300,000 revolving credit facility (the "Revolver") and three senior secured term loans ("Term Loan C," "Term Loan D" and "Term Loan E"). The following reflects outstanding balances of long-term debt as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Revolver, varying interest rate, due 2009	$158,000	$191,000
Term Loan C, varying interest rate, due 2009	98,250	99,250
Term Loan D, varying interest rate, due 2009	147,750	149,250
Term Loan E, varying interest rate, due 2009	198,000	—
2004 Notes, 6.25% interest, due 2012	200,000	200,000
Convertible Debentures, 0.75% interest, due 2024	273,782	275,000
Capital lease obligations, interest as of December 31, 2007 from 4.2% to 9.6%,		—
payable monthly through September 2009	691	1,339
Various loans and bank facilities, interest as of December 31, 2007 from 2.0% to 6.2%	1,094	562

Total long-term debt outstanding	1,077,567	916,401
Less current installments	(4,942)	(3,148)

Long-term debt, net of current installments	$1,072,625	$913,253

	Debt and Capital Lease Payments Due by Period As of December 31, 2007
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$158,000	—	158,000	—	—	—	—
Term Loan C	98,250	1,000	97,250	—	—	—	—
Term Loan D	147,750	1,500	146,250	—	—	—	—
Term Loan E	198,000	2,000	196,000	—	—	—	—
2004 Notes	200,000	—	—	—	—	200,000	—
Convertible Debentures	273,782	—	—	273,782	—	—	—
Other	1,785	442	274	13	461	13	582

Total	$1,077,567	4,942	597,774	273,795	461	200,013	582

        The interest rate with respect to the borrowings under the Revolver will vary, depending upon our consolidated leverage ratio, from 125 basis points to 225 basis points above LIBOR for Eurocurrency loans and from 25 basis points to 125 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans. The interest rate with respect to Term Loan C, Term Loan D and Term Loan E will vary, depending upon our consolidated leverage ratio, from 75 basis points to 175 basis points above LIBOR for Eurocurrency loans and from zero basis

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(9)    Long-Term Debt (Continued)

points to 75 basis points above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50%, for base rate loans.

        The Credit Facility is secured by a first priority, perfected lien on: (i) substantially all of our property and assets (real and personal, tangible and intangible) of the Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing between us and our 100%-owned domestic subsidiaries. The Credit Facility is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

        In addition, the Credit Facility is subject to the following mandatory prepayments, with certain customary exceptions: (i) 100% of the net cash proceeds from the sale or issuance of debt securities; and (ii) 100% of the net proceeds from the sale of assets and casualty insurance proceeds, subject to a reinvestment exclusion limited to $80,000 per annum.

        The Credit Facility contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. Additionally, the Credit Facility contains the following financial covenants that are computed quarterly on a rolling four-quarter basis as applicable:

  •
  A maximum Consolidated Leverage Ratio as follows:

    3.75 through December 31, 2006

    4.30 from January 1, 2007 through March 31, 2007

    4.25 from April 1, 2007 through September 30, 2007

    4.00 from October 1, 2007 through September 30, 2008

    3.85 from October 1, 2008 through September 30, 2009

        Consolidated Leverage Ratio means the ratio of (x) the aggregate stated balance sheet amount of our indebtedness determined on a consolidated basis in accordance with Generally Accepted Accounting Principles ("GAAP") as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("Consolidated EBITDA") for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A maximum Consolidated Senior Debt Ratio as follows:

    2.50 through December 31, 2006

    2.60 from January 1, 2007 to March 31, 2007

    2.50 from April 1, 2007 through December 23, 2009

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(9)    Long-Term Debt (Continued)

        Consolidated Senior Debt Ratio means the ratio of (x) the aggregate stated balance sheet amount of our Company's indebtedness, other than our 2004 Notes and the Convertible Debentures, determined on a consolidated basis in accordance with GAAP as of the last day of the fiscal quarter for which such determination is being made to (y) Consolidated EBITDA for the four consecutive fiscal quarters ended on the last day of the fiscal quarter for which such determination is being made.

  •
  A minimum Consolidated Interest Coverage Ratio of 3.50 through December 23, 2009.

        Consolidated Interest Coverage Ratio means, as of any date of determination, the ratio computed for our Company's four most recent fiscal quarters of (x) Consolidated EBITDA to (y) the total interest expense less non-cash amortization costs included in interest expense.

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

        We were in compliance with our covenants as of December 31, 2007 and at the end of each of the first three quarters of fiscal year 2007.

        As of December 31, 2007, we had approximately $121,167 available for additional borrowing or letter of credit issuance under our Revolver. There were $158,000 of borrowings and $20,833 in outstanding letters of credit under our Revolver as of December 31, 2007. As of December 31, 2006, we had approximately $54,613 available for additional borrowing or letter of credit issuance under our Revolver. There were $191,000 of borrowings and $54,387 in outstanding letters of credit under our Revolver as of December 31, 2006. Our ability to borrow under the Credit Facility will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the specified financial covenants.

        The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes are senior subordinated, unsecured obligations of our Company, ranking junior to all existing and future senior debt including obligations under the Credit Facility. The 2004 Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20). The 2004 Notes will be redeemable, at our option, at any time on or after December 15, 2008, in whole or in part, at redemption prices equal to 103.125%, 101.563%, and 100.000% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively. The 2004 Notes mature December 15, 2012. The indenture governing the 2004 Notes contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(9)    Long-Term Debt (Continued)

        The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% per annum thereafter. Interest on the Convertible Debentures is payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of our Class A common stock at a rate of 34.3643 shares per $1 principal amount of Convertible Debentures, which equates to a conversion price of approximately $29.10 per share of common stock subject to adjustment as provided in the indenture governing the Convertible Debentures. The Convertible Debentures contain a net settlement feature. This feature entitles holders of of each $1 principal amount of Convertible Debentures being converted to receive cash up to $1 and shares for any excess conversion value determined in a manner provided in the indenture governing the Convertible Debentures. Holders of the Convertible Debentures may convert the Convertible Debentures prior to stated maturity under the following circumstances:

  •
  during any calendar quarter before December 31, 2019, if the market price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter equals or exceeds 120% of the conversion price;

  •
  at any time on or after December 31, 2019 if the market price of our common stock on any date on or after December 31, 2019 equals or exceeds 120% of the conversion price;

  •
  if we call the Convertible Debentures for redemption, except for certain redemptions described in the indenture; or

  •
  upon the occurrence of certain corporate transactions described in the indenture.

        The Convertible Debentures are senior subordinated, unsecured obligations of our Company, ranking junior to all existing and future senior debt including obligations under the Credit Facility. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20). The Convertible Debentures will be redeemable, at our option, at any time on or after June 1, 2010, in whole or in part, at a repurchase price equal to 100% of the principal amount. Holders of the Convertible Debentures have the right to require us to repurchase the Convertible Debentures, in whole or in part, at a repurchase price equal to 100% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the Convertible Debentures. The Convertible Debentures mature on December 1, 2024, unless earlier converted, redeemed or repurchased. The indenture governing the Convertible Debentures limits our ability, and the ability of our subsidiary guarantors, to effect a consolidation or merger, or sell, convey, transfer, or lease substantially all of our or their assets.

        We maintain a bond hedge in the form of call options designed to mitigate the potential dilution from the conversion of the Convertible Debentures. During the term of the bond hedge (which expires no later than June 1, 2010), the sellers of the options (the "counterparties") will deliver to us upon our exercise of such options after a conversion of the Convertible Debentures a number of shares of common stock based on the extent to which the then market price of our Class A common stock exceeds $29.10 per share. The options provide for net share settlement upon exercise.

        The cost of the bond hedge of approximately $67,200 was partially offset by the sale of warrants to acquire shares of our Class A common stock to the counterparties with whom we entered into the bond hedge for approximately $37,900. The warrants are exercisable ratably over a 60-business day

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(9)    Long-Term Debt (Continued)

period commencing on June 1, 2010 at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the market price of our common stock at exercise exceeds the underlying strike price per share. The effect of the bond hedge is to reduce the potential dilution from the conversion of the Convertible Debentures during the term of the bond hedge. There would be dilution from the exercise of the warrants to the extent that the market price per share of our common stock exceeds $37.248 at the time of exercise.

        According to Emerging Issues Task Force ("EITF") Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), the Convertible Debentures are accounted for as convertible debt. The options and warrants underlying the bond hedge are accounted for according to EITF 00-19 as equity securities.

        During the fourth quarter ended December 31, 2007, $1,218 in aggregate principal amount of Convertible Debentures were converted. Pursuant to the terms of the Convertible Debentures, we paid the principal amount of Convertible Debentures that were converted in cash and the excess conversion value (determined to be approximately $378) by delivering approximately 10 shares. In conjunction with the conversion, we acquired approximately 10 shares of our common stock by exercising a portion of the bond hedge and we delivered such shares to the holder of the Convertible Debentures that were converted. The aggregate number of shares that we could be obligated to issue upon conversion of the remaining Convertible Debentures is approximately 9,408. The conversion did not have any material effect on our diluted shares outstanding.

(10)    Leases

        At December 31, 2007, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2015. Future minimum lease payments required under our leasing arrangements at December 31, 2007 are approximately as follows: $18,200 in 2008; $14,500 in 2009; $12,000 in 2010; $9,800 in 2011; $8,700 in 2012; and $26,500 thereafter. Total rental expense under these operating leases was approximately $20,200, $17,800 and $12,600 in the years ended December 31, 2007, 2006 and 2005, respectively.

        We have entered into several operating lease agreements, some of which contain provisions for future rent increases, rent-free periods, or periods in which rent payments are reduced (abated). The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheet.

(11)    Fair Value of Financial Instruments

        The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. We believe the fair value of our financial instruments, principally cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates their recorded values.

        We believe that the fair value of our fixed interest rate debt approximated $523,197 and $511,644 as of December 31, 2007 and 2006, respectively, based on reference to dealer markets. We believe that

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(11)    Fair Value of Financial Instruments (Continued)

the fair value of our variable interest rate debt approximated $596,620 and $438,545 as of December 31, 2007 and 2006, respectively, based on reference to dealer markets (see Note 9).

(12)    Stockholders' Equity

Preferred Stock

        As of December 31, 2007, we had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

Common Stock

        We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2007 and 2006, there were 700 shares of Class B common stock authorized and none outstanding. The following demonstrates the change in the number of Class A common shares outstanding during the fiscal years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Shares issued and outstanding as of beginning of period	91,628	89,869
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	1,786	2,054
Other shares issued	10	29
Shares repurchased into treasury stock	(10)	(324)

Shares issued and outstanding as of end of period	93,414	91,628

Warrants

        During 2004, we sold warrants to acquire up to approximately 9,450 shares of our Class A common stock for approximately $37,900 to the parties with whom we entered into a bond hedge in connection with the Convertible Debentures. The warrants are exercisable ratably over a 60-business day period commencing on June 1, 2010 at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the market price of our Class A common stock at exercise exceeds the underlying strike price per share. The effect of the bond hedge is to reduce the potential dilution from the conversion of the Convertible Debentures during the term of the bond hedge. There would be dilution from the exercise of the warrants to the extent that the market price per share of our common stock exceeds $37.248 at the time of exercise.

        On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, we issued to Hasbro in February 2007 warrants to purchase 40 shares of our Class A common stock at a purchase price of $32.98 per share. The warrants may be exercised at any time before February 28, 2012. The

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12)    Stockholders' Equity (Continued)

fair value of the warrants on the date of grant was $480. Such amount is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. There would be dilution from the exercise of the warrants to the extent that the market price per share of our common stock exceeds $32.98 at the time of exercise.

Treasury Stock

        We have a stock repurchase program approved by our Board of Directors under which we are authorized to repurchase, from time to time in the open market through December 31, 2008, shares of our outstanding common stock in an aggregate amount up to $200,000. As of December 31, 2007, we have approximately $190,200 remaining for purchases under the program. Purchases are funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases is determined by management based on evaluation of market conditions, share price and other factors. The stock repurchase program may be suspended or discontinued at any time. During fiscal 2007, no shares were repurchased as part of the repurchase program. During fiscal 2006, we repurchased approximately 324 shares at an aggregate cost of approximately $9,900.

(13)    Stock-Based Compensation

        We offer stock-based compensation through the use of stock options, restrictive stock units ("RSUs"), and an Employee Stock Purchase Plan ("ESPP"). We grant stock options to employees and directors under our stock option plans at not less than the fair market value of the stock at the date of grant. The annual limitations and vesting of the stock option plan awards are determined at our discretion. Options granted over the last several years have generally been exercisable in five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in five equal installments beginning on the first anniversary of the date of grant. There are approximately 8,500 shares of common stock authorized for awards under our stock option and RSU plans, in addition to reserved shares from preexisting award plans and share options granted as part of inducement stock option awards, which generally are not authorized prior to being granted. As of December 31, 2007, we had approximately 1,711 remaining share options or RSUs authorized to be granted under our stock-based compensation plans.

        Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock's market value. Under an amendment to the ESPP adopted in 2005, the purchase price for offering periods beginning in 2006 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2007, 2006 and 2005, we issued a total of 35, 39 and 55 shares, respectively, of common stock at an average price of $28.98, $27.99 and $21.56 per share, respectively. As of December 31, 2007, we had approximately 706 shares of common stock available to be granted under our stock-based compensation plans.

        On January 1, 2006, we adopted, using the modified prospective application, SFAS 123(R) and began recording compensation cost related to the continued vesting of all stock options that remained

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13)    Stock-Based Compensation (Continued)

unvested as of January 1, 2006, as well as for all stock options granted, modified or canceled after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. Under the modified prospective method our financial statements for the fiscal year ended December 31, 2005 do not reflect any restated amounts for the adoption of SFAS 123(R).

        Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to stock-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option ("EITF 00-15"). SFAS 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2007 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2006	6,972	6.3	$16.89	$117,732
Granted	732		$33.96
Exercised	(1,452)		$11.12	$31,961
Canceled	(120)		$26.15

Options outstanding as of December 31, 2007	6,132	6.1	$20.13	$81,575

Options excercisable as of December 31, 2007	3,316	4.8	$13.76	$64,737

Options expected to vest after December 31, 2007	2,625	7.7	$27.47	$16,070

        The weighted-average grant date fair value of options granted during 2007, 2006 and 2005 was $13.72, $13.76 and $10.26, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2006 and 2005, was approximately $45,155 and $24,116, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2007	2006	2005
Assumptions:
Expected volatility	32%	33%	34%
Risk-free interest rate	4.7%	5.1%	4.1%
Dividend yield	—	—	—
Expected life (in years)	6	6	5

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13)    Stock-Based Compensation (Continued)

        The computation of the expected volatility is based on historical daily stock price over a term less than the expected term. A timeframe was used that provided a better representation of the current and future expected volatility. Expected life is based on annual historical employee exercise behavior of option grants with similar vesting periods and option expiration data. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities. We do not anticipate paying dividends in the foreseeable future.

        For the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of approximately $11,300 and $13,600, respectively, and the related tax benefit of approximately $4,300 and $4,500, respectively, related to the vesting of stock options. At December 31, 2007, we had approximately $26,500 relating to non-vested stock option awards not yet recognized that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2007, we received approximately $16,100 in cash from the exercise of share options. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled approximately $11,400 for the year ended December 31, 2007.

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our stock-based compensation plans during 2007 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2006	977	$30.93
Granted	629	$33.72
Vested	(367)	$31.13
Canceled	(17)	$30.75

Non-vested units as of December 31, 2007	1,222	$32.02

        The weighted-average grant date fair value of RSUs granted during 2006 and 2005 was $31.46 and $27.57, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of approximately $13,900 and $8,100, respectively, and the related tax benefits of approximately $5,300 and $3,200, respectively, related to the vesting of RSUs. At December 31, 2007, we had approximately $32,300 relating to non-vested RSUs not yet recognized that will be amortized over a weighted-average period of approximately two years. The fair value of RSUs vested during the years ended December 31, 2007 and 2006 was approximately $12,500 and $5,080, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13)    Stock-Based Compensation (Continued)

        Prior to our adoption of SFAS 123(R), we accounted for stock-based compensation under the provisions and related interpretations of SFAS 148 and APB 25. Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. Also, we were not required to record compensation expense when we issued common stock under our ESPP as long as the purchase price was not less than 85% of the fair market value of our common stock on the grant date.

        Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the year ended December 31, 2005 would have been as follows:

Year Ended December 31, 2005
Net income, as reported	75,319
Share-based employee compensation cost, net of related tax effects, included in net income, as reported	313
Share-based employee compensation cost, net of related tax effects, under SFAS 123	(9,512)

Pro-forma net income, under SFAS 123	66,120

Net income per share, as reported:
Basic	0.84
Diluted	0.81
Pro forma net income per share, under SFAS 123:
Basic	0.74
Diluted	0.73

(14)    Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.S.-based union employees and U.K.-based union employees (the "U.S. Plan" and the "U.K. Plan") and, with the acquisition of OGT, certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective tax authorities. We estimate that approximately $4,030 will be contributed to the pension plans in fiscal year 2008.

        Previous to fiscal year 2006, we had an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which was intended to provide supplemental retirement benefits for certain of our senior executives. In December 2005, we curtailed the SERP and participation and benefit accruals under the plan have ceased. We recorded a charge of $12,363 in the December 31, 2005 statement of operations for the curtailment of the SERP. The benefit distribution amounts were agreed upon for

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14)    Pension and Other Post-Retirement Plans (Continued)

each participant and will continue to grow at a rate of 4% annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, we made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies have been placed in a rabbi trust, which will hold the policies and death benefits until they are received. The cash value of these policies was approximately $15,596 and $15,295 as of December 31, 2007 and 2006, respectively.

        In conjunction with the acquisition of OGT, we curtailed a nonqualified SERP (the "Canadian SERP"), which was intended to provide supplemental retirement benefits for certain of OGT's senior executives and a nonqualified executive retirement plan ("Canadian Executive Plan"). Participation in the Canadian SERP and the Canadian Executive Plan has ceased and final benefit payments for these plans will be made during 2008. The remaining Canadian plan consists solely of an employee pension plan. We recorded an adjustment to goodwill of approximately $4,012 for the acquisition of the Canadian Plan, which includes an adjustment for the curtailment of the Canadian SERP and the Canadian Executive Plan.

        In selecting the discount rate for the defined benefit plans we consider fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody's Investor Service. The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost.

	U.S. Plan			U.K. Plan			Canadian Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rates:
Benefit obligation	6.25%	6.00%	5.50%	5.55%	5.10%	4.75%	5.60%	N/A	N/A
Net periodic pension cost	6.00%	5.50%	5.75%	5.10%	4.75%	5.25%	5.30%	N/A	N/A
Rate of compensation increase	0.00%	0.00%	0.00%	3.45%	3.45%	3.00%	3.75%	N/A	N/A
Expected return on assets	6.00%	6.00%	6.00%	8.00%	7.50%	7.50%	7.00%	N/A	N/A

        The weighted average discount rate used to determine the net periodic pension cost for the SERP in 2005 was 5.75%.

        The plan assets for the U.S. Plan are invested in Cigna Fixed Fund Account (the "Fund"), which is guaranteed as to principal. In estimating the expected return on the U.S. Plan assets, we consider past performance and future expectations for the Fund. The plan assets for the U.K. Plan are primarily invested in equity securities. In estimating the expected return on the U.K. Plan assets, we consider primarily the current return on the equity market. Plan assets for the Canadian Plan are primarily invested in equity securities. In estimating the expected return on the Canadian Plan assets, we consider primarily the current return on the equity market.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14)    Pension and Other Post-Retirement Plans (Continued)

        The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our consolidated financial statements at our December 31 measurement dates:

	December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$79,647	$71,092
Acquired in business combinations	33,058	—
Service cost	2,789	1,695
Interest cost	4,445	2,509
Participant contributions	1,466	1,137
Curtailments	121	—
Actuarial gain	(2,852)	(2,695)
Benefits paid	(4,149)	(1,249)
Settlement payments	(3,973)	—
Other, principally foreign exchange	6,392	7,158

Benefit obligation at end of year	116,944	79,647

Change in plan assets:
Fair value of plan assets at beginning of year	45,989	35,228
Acquired in business combinations	29,136	—
Actual gain on plan assets	1,089	3,494
Employer contributions	4,086	2,821
Participant contribuitions	1,466	1,137
Benefits paid	(4,149)	(1,249)
Other, principally foreign exchange	3,897	4,558

Fair value of assets at end of year	81,514	45,989

Amounts recognized in the consolidated balance sheets:
Funded status (noncurrent)	(35,430)	(33,658)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	13,154	12,805
Unrecognized prior service cost	433	475

Net amount recognized	$(21,843)	$(20,378)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14)    Pension and Other Post-Retirement Plans (Continued)

	December 31,
	2007	2006	2005
Components of net periodic pension benefit cost:
Service cost	$2,789	$1,695	$2,660
Interest cost	4,445	2,509	2,919
Expected return on plan assets	(5,037)	(2,502)	(2,246)
Amortization of actuarial gains/losses	959	1,165	1,550
SERP termination loss	—	—	12,363
Net amortization and deferral	43	44	847

Net periodic cost	$3,199	$2,911	$18,093

        The accumulated benefit obligation for all defined benefit pension plans was $91,339 and $57,230 as of December 31, 2007 and 2006, respectively. The underfunded status of our post-retirement benefit plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2007 and 2006 was approximately $35,430 and $33,658, respectively.

        The amounts included in accumulated other comprehensive income as of December 31, 2007 expected to be recognized as components of net periodic pension cost during the fiscal year ended December 31, 2008 are as follows:

Net gain or loss	$1,119
Net prior service cost	43

Net amount expected to be recognized	$1,162

        The asset allocation of the U.S. Plan as of December 31, 2007 and 2006, and the target allocation on a weighted-average basis for 2008, was 100% to a fixed fund account. The U.S. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding an investment in a fixed fund account, which guarantees a long-term fixed rate of return.

        The asset allocation of the U.K. Plan as of December 31, 2007 and 2006, and the target allocation on a weighted-average basis for 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
	2008	2007	2006
Equity securities	75%	75%	78%
Bonds	20%	21%	17%
Real estate	5%	4%	4%
Cash	0%	0%	1%

	100%	100%	100%

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

        The asset allocation of the Canadian Plan as of December 31, 2007 and the target allocation on a weighted-average basis for 2008, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
	2008	2007	2006
Equity securities	65%	68%	N/A
Debt securities	35%	31%	N/A
Other short-term	0%	1%	N/A

	100%	100%	N/A

        The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S. Plan	U.K. Plan	Canadian Plan
2008	$391	637	3,259
2009	$118	657	1,095
2010	$52	677	1,068
2011	$566	697	1,052
2012	$495	716	1,055
2013-2017	$2,176	3,881	5,985

        In connection with our U.S.-based collective bargaining agreements, we participate with other companies in a defined benefit pension plan covering union employees. Payments made to the multi-employer plan were approximately $162, $488 and $288 during the years ended December 31, 2007, 2006 and 2005, respectively.

        We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement under which participants are eligible to receive matching contributions of 50 cents on the dollar from us for the first 6% of participant contributions for a match of up to 3% of eligible compensation. We have a 401(k) plan for U.S.-based union employees that does not provide for Company contributions. With the acquisition of OGT, we have a 401(k) plan covering certain U.S.-based employees under which participants are eligible to receive matching contributions of 50 cents on the dollar from the Company for the first 4% of participant contributions. Contribution expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $2,085, $2,100 and $2,405, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15)    Income Tax Expense

        The components of income before income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
United States ("U.S.")	$38,353	$47,714	$95,888
Foreign	52,235	43,110	7,716

Consolidated income before income tax expense	$90,588	$90,824	$103,604

        The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005
Current
U.S. Federal	$12,004	$16,718	$18,232
U.S. State	4,930	4,913	2,812
Foreign	8,883	8,008	5,953

Total	25,817	29,639	26,997

Deferred
U.S. Federal	(3,138)	(6,611)	4,182
U.S. State	(1,027)	(1,655)	1,341
Foreign	3,569	2,690	(4,235)

Total	(596)	(5,576)	1,288

Total income tax expense	$25,221	$24,063	$28,285

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	4.01%	2.34%	2.61%
Federal benefit of R&D credits, net	-0.83%	-0.40%	-5.76%
Foreign earnings at lower rates than U.S. federal rate	-6.79%	-4.04%	-0.64%
Federal expense (benefit) of U.S. permanent differences	0.96%	-0.77%	0.90%
Federal benefit of original issue discount amortization	-4.71%	-4.46%	-3.72%
Other	0.20%	-1.18%	-1.09%

Effective income tax rate	27.84%	26.49%	27.30%

        The effective tax rate increased in 2007 to 27.8% from 26.5% in 2006. The increase in the effective income tax rate was primarily due to higher state income taxes in 2007.

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

	December 31,
	2007	2006
Deferred tax assets:
Inventory valuation	$5,729	$3,311
Reserves and other accrued expenses	10,255	6,663
Compensation not currently deductible	9,370	10,068
Employee pension benefit included in other comprehensive income	5,225	4,109
Unrealized losses included in other comprehensive income	—	253
Share based compensation	11,208	6,462
Net operationg loss carry forwards	33,593	24,307
Tax credit carry forwards	32,367	8,447
Valuation allowance	(20,055)	(8,272)

Realizable deferred tax assets	87,692	55,348

Deferred tax liabilities:
Deferred costs and prepaid expenses	(790)	(1,110)
Unrealized gains included in other comprehensive income	(54)	—
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(35,913)	(28,028)
Property and equipment	(1,515)	(7,315)

Total deferred tax liabilities	(38,272)	(36,453)

Net deferred tax assets on balance sheet	49,420	18,895

Reported As:
Current deferred tax assets	15,929	8,960
Non-current deferred tax assets	85,152	53,078
Non-current deferred tax liabilities	(51,661)	(43,143)

Net deferred tax assets on the balance sheet	$49,420	$18,895

        At December 31, 2007, we had net operating loss carry forwards (tax-effected) for federal, state and foreign income tax purposes of $7,130, $541 and $25,922, respectively. If not utilized, the federal and state tax loss carry forward will expire through 2022. The use of our federal net operating loss carry forwards in any one year is limited due to prior year changes in ownership. The foreign tax losses can be carried forward for periods that vary from five years to indefinitely.

        We have foreign tax credit carry forwards of approximately $26,443 (which if unutilized will expire through 2017), research and development credit carry forwards of $3,201 (which if unutilized will expire through 2022), minimum tax credit carry forwards of $2,093 (which can be carried forward indefinitely), and state tax credits of $629 (which if unutilized will expire through 2017).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15)    Income Tax Expense (Continued)

        At December 31, 2007 and 2006, we established a valuation allowance of $20,055 and $8,272, respectively, against the deferred tax assets related to the foreign tax loss carry forwards where, based on available evidence, it is more likely than not that such assets will not be realized. The net increase in the valuation allowance for 2007 and 2006 was $11,783 and $2,256, respectively.

        Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of our foreign subsidiaries indefinitely. It is not practical to estimate the amount the excess of book over tax basis difference and the tax that might be payable on these undistributed earnings, but we believe that after utilizing foreign tax credits any additional U.S. tax would not have a material impact on our financial condition or results of operations.

        The earnings of our U.K. entities are permanently reinvested except to the extent that "deemed dividends" are made to the U.S. under Section 956 of the Internal Revenue Code. Current U.S. tax is provided on the amount of the deemed dividends, net of applicable foreign tax credits.

        Our income tax returns for the 2004 and 2005 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of this examination will have a material impact on our financial condition or results of operations.

        On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $1,376, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. Also as a result of the implementation of FIN 48, we recognized accrued interest related to unrecognized tax benefits of $120, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2007 is as follows:

Balance at January 1, 2007	$4,113
Tax Positions related to current year
Additions	$1,625
Reductions	0
Additions for tax positions of prior years	7,655
Tax Positions related to prior years
Additions	0
Reductions	0
Reductions due to lapse of statute of limitations on tax positions	(167)
Settlements	0

Balance at December 31, 2007	$13,226

        The total amount of unrecognized tax benefits as of December 31, 2007 was approximately $13,226. Of this amount, approximately $9,909, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. We do not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15)    Income Tax Expense (Continued)

        We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2007 and 2006, we recognized approximately $595 and $110 in interest and penalties. We had approximately $855 and $110 for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

(16)    Business and Geographic Segments

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), defines operating segments to be those components of a business for which separate financial information is available that is regularly evaluated by management in making operating decisions and in assessing performance. SFAS 131 further requires that segment information be presented consistently with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We report our operations in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group.

        Our Printed Products Group provides instant ticket and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and includes prepaid phone cards for cellular phone service providers. Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products. Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), VLTs, monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C AWP and SWP terminals.

        The following tables represent revenues, profits, depreciation, amortization, capital expenditures and assets for the years ended December 31, 2007, 2006 and 2005, respectively, by current reportable

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16)    Business and Geographic Segments (Continued)

segments. Corporate expenses, including interest expense, other (income) expenses, and corporate depreciation and amortization, are not allocated to the reportable segments.

	Year Ended December 31, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$498,179	216,326	207,910	922,415
Sales revenues	38,967	48,747	36,575	124,289

Total revenues	537,146	265,073	244,485	1,046,704

Cost of services (exclusive of depreciation
and amortization)	283,924	114,200	123,309	521,433
Cost of sales (exclusive of depreciation
and amortization)	32,549	27,045	30,753	90,347
Selling, general and administrative expenses	65,669	28,376	20,353	114,398
Depreciation and amortization	66,966	62,224	30,302	159,492

Segment operating income	88,038	33,228	39,768	161,034

Unallocated corporate costs				55,198

Consolidated operating income				105,836

Assets at December 31, 2007	$898,698	545,510	535,458	1,979,666

Unallocated assets at December 31, 2007				120,373

Consolidated assets at December 31, 2007				2,100,039

Capital and wagering systems expenditures	$36,478	30,840	110,456	177,774

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16)    Business and Geographic Segments (Continued)

	Year Ended December 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$388,841	205,721	197,242	791,804
Sales revenues	50,769	49,723	4,934	105,426

Total revenues	439,610	255,444	202,176	897,230

Cost of services (exclusive of depreciation and amortization)	199,006	114,701	118,306	432,013
Cost of sales (exclusive of depreciation and amortization)	40,027	33,497	4,410	77,934
Selling, general and administrative expenses	51,425	34,571	17,615	103,611
Depreciation and amortization	25,203	48,423	31,410	105,036

Segment operating income	$123,949	24,252	30,435	178,636

Unallocated corporate costs				$53,086

Consolidating operating income				$125,550

Assets at December 31, 2006	$669,605	535,958	420,562	1,626,125

Unallocated assets at December 31, 2006				$133,485

Consolidated assets at December 31, 2006				$1,759,610

Capital and wagering systems expenditures	$14,513	91,066	33,594	139,173

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16)    Business and Geographic Segments (Continued)

	Year Ended December 31, 2005
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$331,087	175,843	132,397	639,327
Sales revenues	72,214	59,829	10,313	142,356

Total revenues	403,301	235,672	142,710	781,683

Cost of services (exclusive of depreciation and amortization)	170,097	87,290	94,043	351,430
Cost of sales (exclusive of depreciation and amortization)	52,193	41,387	7,041	100,621
Selling, general and administrative expenses	43,969	29,684	15,528	89,181
Depreciation and amortization	18,250	33,522	13,843	65,615

Segment operating income	$118,792	43,789	12,255	174,836

Unallocated corporate costs				$43,842

Consolidated operating income				$130,994

Assets at December 31, 2005	$452,437	404,440	131,759	988,636

Unallocated assets at December 31, 2005				$183,877

Consolidated assets at December 31, 2005				$1,172,513

Capital and wagering systems expenditures	$26,798	96,188	20,188	143,174

        In evaluating financial performance, we focus on segment operating income as a segment's measure of profit or loss. Segment operating income is before investment income, interest expense, equity in net (income) loss in joint ventures, unallocated corporate costs and income taxes. Certain coporate assets consisting of cash, prepaid expenses, and property, plan and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1).

        Providing information on the revenues from external customers for each product and service is impractical.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16)    Business and Geographic Segments (Continued)

        The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period.

	Years Ended December 31,
	2007	2006	2005
Reported segment operating income	$161,034	$178,636	$174,836
Unallocated corporate costs	(55,198)	(53,086)	(43,842)

Consolidating operating income	105,836	125,550	130,994
Interest expense	(58,550)	(43,393)	(26,548)
Other income	2,050	767	1,700
Equity in income (loss) of joint venture	41,252	7,900	(2,064)
Early extinguishment of debt	—	—	(478)

Income before income tax expense	$90,588	$90,824	$103,604

        Sales to foreign customers amounted to approximately $48,000, 42,000, and $49,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The following represents the service and sales revenue and long-lived assets by geographic segment:

	Years Ended December 31,
	2007	2006	2005
Geographic Segments
Service and Sales Revenue:
United States	$581,577	$559,175	$552,765
North America, other than United States	51,298	21,344	16,955
Europe	330,138	261,207	152,902
Other	83,691	55,504	59,061

	$1,046,704	$897,230	$781,683

	As of December 31,
	2007	2006	2005
Long-lived assets (excluding identifiable intangibles):
United States	$307,344	$293,859	$261,000
North America, other than United States	28,865	16,394	17,788
Europe	146,141	80,597	65,816
Other	79,274	59,810	21,615

	$561,624	$450,660	$366,219

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(17)    Equity Investments in Joint Ventures

Consorzio Lotterie Nazionali

        We are a member of Consorzio Lotterie Nazionali, a consortium consisting principally of our Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract commenced in 2004 and has an initial term of six years with a six year-extension option. Under our contract with the consortium, we will supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support. We also participate in the profits or losses of the consortium as a 20% equity owner, and will assist Lottomatica S.p.A in the lottery operations. We account for this investment using the equity method of accounting. For the years ended December 31, 2007 and 2006, we recorded income of approximately $37,655 and $8,266, respectively, representing our share of the equity in the earnings of the consortium. As of December 31, 2007, all but approximately $3,220 in earnings remained undistributed. For the year ended December 31, 2005, we recorded a loss of $1,713 representing our share in the equity in the losses of the consortium. We recognized revenue from the sale of instant tickets to the consortium of approximately $59,362, $37,167 and $17,936 from the consortium during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, respectively, we had approximately $37,408 and $31,083 in accounts receivable from the consortium in our Consolidated Balance Sheets. The following represents summary financial information for the consortium:

	Years Ended December 31,
	2007	2006	2005
Revenues	$405,642	$184,201	$64,962
Costs of revenues and operating expenses	$196,392	$135,824	$67,829
Operating income	$201,628	$43,828	$(6,851)
Net income	$129,143	$43,812	$(8,564)

	As of December 31,
	2007	2006
Current assets	$647,907	$478,597
Noncurrent assets	$10,247	$6,972
Current liabilities	$489,026	$446,681
Noncurrent liabilities	$1,254	$740

Guard Libang

        Effective November 15, 2007, we acquired a 50% interest in the ownership of Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services in China for approximately $28,000. We expect our acquisition of the interest in Guard Libang will allow us to enter the Chinese market and strengthen our international presence. We financed the acquisition primarily through borrowings under our revolving credit facility. Our interest in Guard Libang will be accounted for using the equity method of accounting. From the date of acquisition, our share in the earnings of Guard Libang is reflected in the caption "Equity in net income of joint ventures" in the Consolidated Statements of Operations. Our carrying value of Guard Libang is reflected in the caption "Other assets

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(17)    Equity Investments in Joint Ventures (Continued)

and investments" in the Consolidated Balance Sheets. For the year ended December 31, 2007, we recorded income of approximately $290 representing our share of the equity in the earnings of Guard Libang from the date of acquisition. This amount remained undistributed as of December 31, 2007.

Roberts Communications Network, LLC

        Effective February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. Since the date of acquisition, our share of the earnings of RCN is reflected in the caption "Equity in net income of joint ventures" in the Consolidated Statements of Operations. Our carrying value in RCN is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. The interest in RCN is not material to our operations. For the year ended December 31, 2007, we recorded income of $3,330 representing our share in the equity in the earnings of RCN. This amount remained undistributed as of December 31, 2007.

CSG Lottery Technology (Beijing) Co. Ltd.

        On October 12, 2007 we invested $7,350 for a 48% interest in CSG Lottery Technology (Beijing) Co., Ltd. ("CSG"). CSG will establish an instant ticket manufacturing facility that will produce instant lottery tickets for sale to the China Sports Lottery for a 15-year period beginning in 2009. Our interest in CSG will be accounted for using the equity method of accounting. Our carrying value of CSG is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the year ended December 31, 2007, CSG had no earnings or losses.

Shandong Inspur Scientific Games Technology, Ltd.

        On April 16, 2007 we invested approximately $750 to establish Shandong Inspur Scientific Games Technology, Ltd. ("SIST"). Through our joint venture with SIST, we expect to begin providing cooperative services support in the Shangdong Province of China beginning in the first half of 2008. Our interest in SIST will be accounted for using the equity method of accounting. Our carrying value of SIST is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the year ended December 31, 2007, SIST had no earnings or losses.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(18)    Accumulated Other Comprehensive Income

        The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities (1)	Minimum Pension Liability (2)	Unrecognized actuarial gains/losses and unrecognized prior service cost (2)	Accumulated Other Comprehensive Income
Balance at December 31, 2004	$17,036	62	(5,142)	—	11,956
Change during period	(9,959)	41	1,011	—	(8,907)

Balance at December 31, 2005	$7,077	103	(4,131)	—	3,049
Adoption of SFAS 158	—	—	—	(2,431)	(2,431)
Change during period	38,235	(484)	(2,478)	—	35,273

Balance at December 31, 2006	$45,312	(381)	(6,609)	(2,431)	35,891
Change during period	24,634	497	—	(1,478)	23,653
Reclassified into operations	—	—	—	954	954

Balance at December 31, 2007	$69,946	116	(6,609)	(2,955)	60,498

(1)
The change during the period is net of income taxes of approximately $348, $(320) and $27 in 2007, 2006 and 2005, respectively.

(2)
The change during the period, including the impact of adoption of SFAS 158 in 2006, is net of income taxes of approximately $55, $(2,007) and $427 in 2007, 2006 and 2005, respectively. The amount reclassified into operations was net of income taxes of approximately $47 in 2007.

(19)    Litigation

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on its consolidated financial position or results of operations.

        Our Company's subsidiary, Scientific Games International, Inc. ("SGI"), owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. ("Ecosalud"), an agency of the Colombian government. The contract projected that certain levels of lottery ticket sales would be attained and provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if such performance levels were not achieved. In addition, with respect to a further guarantee of performance under the contract with Ecosalud, SGI delivered to Ecosalud a $4,000 bond issued by a Colombian surety, Seguros del Estado. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993. On July 1, 1993, Ecosalud adopted resolutions declaring, among other things, that the contract was in default and asserted various claims for compensation and penalties against Wintech, SGI and other shareholders of Wintech. Litigation is pending and/or threatened in Colombia concerning various claims among Ecosalud, Wintech and SGI relating to the termination of the contracts with Ecosalud. Ecosalud's claims are for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. In 2002, the Colombian Government

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19)    Litigation (Continued)

enacted new gaming and lottery legislation which included the dissolution of Ecosalud. A new company, Empresa Territorial para la Salud ("Etesa"), was incorporated replacing Ecosalud. Etesa is the legal successor to Ecosalud with respect to the pending litigation.

        On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Third Section of the Tribunal Contencioso of Cundinamarca in Colombia, which served notice on SGI in May 2002. In July 2002, the Tribunal Contencioso of Cundinamarca denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld by the Council of State, the highest appellate court with jurisdiction over this matter, in August 2003, of which SGI received notice in January 2004. As a result of these decisions, this lawsuit, which is in its early stages, will be heard in due course on its merits by the Tribunal Contencioso of Cundinamarca. Likewise, an appeal stage will be available before the Council of State of Colombia.

        SGI has various defenses against Ecosalud's claims, which were timely filed. We intend to vigorously pursue these defenses as appropriate. On August 31, 2005, the procedural defense motion filed against this lawsuit was denied by the Tribunal Contencioso of Cundinamarca and the appeal motions before the Council of State were denied on July 17, 2007 and January 30, 2008. SGI also has certain cross indemnities and undertakings from the two other privately held shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission ("FTC") informed us that it was investigating our May 1, 2007 acquisition of OGT and that it was requesting our voluntary cooperation in that investigation. We were subsequently informed on November 2, 2007 that the FTC had issued formal process in that matter, in which we have fully cooperated. Since the start of this review, we have provided the FTC staff with reports on the integration efforts related to our purchase of OGT, including the closure of the instant ticket printing plant in San Antonio, Texas and the consolidation of its operations with our existing operations in the fourth quarter of 2007. We believe that the OGT transaction complies with the antitrust laws.

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and foreign subsidiaries. The 2004 Notes, the Convertible Debentures and the Credit Facility are fully, unconditionally and jointly and severally guaranteed by all of our 100%-owned domestic subsidiaries (the "Guarantor Subsidiaries").

        Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the "Parent Company"), (ii) the 100%-owned Guarantor Subsidiaries and (iii) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2007 and December 31, 2006 and for the years

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

ended December 31, 2007, 2006 and 2005. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

        The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. In addition, corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$955	(387)	28,835	—	29,403
Accounts receivable, net	—	144,154	58,920	—	203,074
Inventories	—	65,904	27,086	(425)	92,565
Other current assets	30,940	14,538	27,357	—	72,835
Property and equipment, net	5,014	304,356	252,854	(600)	561,624
Investment in subsidiaries	724,263	153,226	214,825	(1,092,314)	—
Goodwill	(162)	345,432	371,586	—	716,856
Intangible assets	—	103,873	29,157	—	133,030
Other assets	96,477	99,150	101,126	(6,101)	290,652

Total assets	$857,487	1,230,246	1,111,746	(1,099,440)	2,100,039

Liabilities and stockholders' equity
Current installments of long-term debt	$4,500	—	442	—	4,942
Current liabilities	32,916	89,090	90,464	102	212,572
Long-term debt, excluding current installments	1,071,282	—	1,343	—	1,072,625
Other non-current liabilities	56,087	47,534	45,058	6	148,685
Intercompany balances	(968,513)	758,031	210,482	—	—
Stockholders' equity	661,215	335,591	763,957	(1,099,548)	661,215

Total liabilities and stockholders' equity	$857,487	1,230,246	1,111,746	(1,099,440)	2,100,039

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	655,566	396,988	(5,850)	1,046,704
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	365,500	251,967	(5,687)	611,780
Selling, general and administrative expenses	53,783	73,722	41,341	(124)	168,722
Depreciation and amortization	875	84,324	75,167	—	160,366

Operating income (loss)	(54,658)	132,020	28,513	(39)	105,836
Interest expense	57,553	739	258	—	58,550
Other (income) deductions	(195,553)	178,872	(26,582)	(39)	(43,302)

Income (loss) before equity in income of subsidiaries, and income taxes	83,342	(47,591)	54,837	—	90,588
Equity in income of subsidiaries	5,177	—	—	(5,177)	—
Income tax expense	23,152	216	1,853	—	25,221

Net income (loss)	$65,367	(47,807)	52,984	(5,177)	65,367

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	605,953	310,846	(19,569)	897,230
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	326,355	203,385	(19,793)	509,947
Selling, general and administrative expenses	3,108	124,671	27,758	190	155,727
Depreciation and amortization	—	73,723	32,283	—	106,006

Operating income (loss)	(3,108)	81,204	47,420	34	125,550
Interest expense	41,266	1,542	585	—	43,393
Other (income) deductions	(71,012)	55,815	5,899	631	(8,667)

Income before equity in income of subsidiaries, and income taxes	26,638	23,847	40,936	(597)	90,824
Equity in income of subsidiaries	52,065	—	—	(52,065)	—
Income tax expense	11,942	1,424	10,697	—	24,063

Net income	$66,761	22,423	30,239	(52,662)	66,761

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,367	(47,807)	52,984	(5,177)	65,367
Depreciation and amortization	874	84,325	75,167	—	160,366
Change in deferred income taxes	(4,024)	6,366	(9,566)	—	(7,224)
Equity in income of subsidiaries	(5,177)	—	—	5,177	—
Non-cash interest expense	4,299	65	—	—	4,364
Equity in income of joint ventures	—	(40,962)	(290)	—	(41,252)
Stock-based compensation	5,708	19,425	179	—	25,312
Changes in working capital and other	18,709	(35,673)	(3,614)	—	(20,578)

Net cash provided by (used in) operating activities	85,756	(14,261)	114,860	—	186,355

Cash flows from investing activities:
Capital and wagering systems expenditures	(6,300)	(56,704)	(114,792)	22	(177,774)
Business acquisitions, net of cash acquired	—	(62,824)	(57,230)	—	(120,054)
Other assets and investments	(6,031)	39,123	(148,161)	40,359	(74,710)

Net cash used in investing activities	(12,331)	(80,405)	(320,183)	40,381	(372,538)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	161,282	—	(182)	—	161,100
Excess tax benefit from equity-based compensation plans	10,569	—	—	—	10,569
Payments of financing fees	(790)	—	—	—	(790)
Net proceeds from stock issue	14,699	(43,144)	86,727	(43,125)	15,157
Other, principally intercompany balances	(259,903)	135,005	121,716	3,182	—

Net cash provided by (used in) financing activities	(74,143)	91,861	208,261	(39,943)	186,036

Effect of exchange rate changes on cash	1,673	(1,654)	2,178	(438)	1,759

Increase (decrease) in cash and cash equivalents	955	(4,459)	5,116	—	1,612
Cash and cash equivalents, beginning of period	—	4,072	23,719	—	27,791

Cash and cash equivalents, end of year	$955	(387)	28,835	—	29,403

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$66,761	22,423	30,239	(52,662)	66,761
Depreciation and amortization	—	73,723	32,283	—	106,006
Change in deferred income taxes	(24,270)	11,231	4,073	—	(8,966)
Equity in income of subsidiaries	(52,065)	—	—	52,065	—
Non-cash interest expense	3,922	—	—	—	3,922
Equity in (income) loss of joint ventures	—	(8,105)	205	—	(7,900)
Stock-based compensation	—	21,097	603	—	21,700
Changes in working capital and other	(260)	(44,132)	(8,552)	(53)	(52,997)

Net cash provided by (used in) operating activities	(5,912)	76,237	58,851	(650)	128,526

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(77,899)	(61,274)	—	(139,173)
Business acquisitions, net of cash acquired	—	(14,721)	(282,207)	—	(296,928)
Other assets and investments	(302,769)	(57,602)	(152,653)	448,620	(64,404)

Net cash used in investing activities	(302,769)	(150,222)	(496,134)	448,620	(500,505)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	340,500	—	(4,945)	—	335,555
Purchases of treasury stock	(9,822)	—	—	—	(9,822)
Payment of financing fees	(1,119)	—	—	—	(1,119)
Net proceeds from stock issue	16,111	3,673	445,234	(447,955)	17,063
Excess tax benefit from equity-based compensation plans	13,013	—	492	—	13,505
Other, principally intercompany balances	(50,002)	59,411	(86,057)	76,648	—

Net cash provided by financing activities	308,681	63,084	354,724	(371,307)	355,182

Effect of exchange rate changes on cash	—	(602)	82,911	(76,663)	5,646

Increase (decrease) in cash and cash equivalents	—	(11,503)	352	—	(11,151)
Cash and cash equivalents, beginning of period	—	15,575	23,367	—	38,942

Cash and cash equivalents, end of year	$—	4,072	23,719	—	27,791

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20)    Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$75,319	89,620	8,680	(98,300)	75,319
Depreciation and amortization	109	51,824	14,861	—	66,794
Equity in income of subsidiaries	(98,296)	—	—	98,296	—
Non-cash interest expense	3,733	—	—	—	3,733
Early extinguishment of debt	478	—	—	—	478
Other non-cash adjustments	33,973	(1,773)	2,608	—	34,808
Equity loss of joint ventures	—	2,064	—	—	2,064
Tax benefit from employee stock options	11,394	—	—	—	11,394
Short-term investments	—	52,525	—	—	52,525
Changes in working capital	(6,792)	(40,837)	1,269	100	(46,260)

Net cash provided by operating activities	19,918	153,423	27,418	96	200,855

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(78,954)	(64,220)	—	(143,174)
Investment in joint ventures	—	—	—	—	—
Business acquisitions, net of cash acquired	—	(4,094)	(20,721)	—	(24,815)
Other assets and investments	(16,100)	(9,009)	(17,876)	11,650	(31,335)

Net cash used in investing activities	(16,100)	(92,057)	(102,817)	11,650	(199,324)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	4,378	—	4,378
Payments on long-term debt	(30,645)	—	(4,141)	—	(34,786)
Payments of financing fees	(478)	—	—	—	(478)
Net proceeds from stock issue	8,348	38	11,683	(11,721)	8,348
Other, principally intercompany balances	19,250	(87,748)	100,106	(31,608)	—

Net cash provided by (used in) financing activities	(3,525)	(87,710)	112,026	(43,329)	(22,538)

Effect of exchange rate changes on cash	(293)	404	(37,865)	31,583	(6,171)

Increase (decrease) in cash and cash equivalents	—	(25,940)	(1,238)	—	(27,178)
Cash and cash equivalents, beginning of period	—	41,515	24,605	—	66,120

Cash and cash equivalents, end of year	$—	15,575	23,367	—	38,942

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(21)    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended 2007
	March 31	June 30	September 30 (a)	December 31 (b)
Total operating revenues	$242,266	$269,577	$266,900	$267,961
Total cost of services and sales	139,232	156,154	157,809	158,585
Selling, general and administrative expenses	39,145	40,495	43,738	45,344
Depreciation and amortization	29,078	32,256	61,266	37,766
Operating income	34,811	40,672	4,087	26,266
Net income available to common stockholders	$24,759	$27,107	$(2,878)	$16,379
Basic and diluted earnings per share:
Basic net income available to common shareholders	$0.27	$0.29	$(0.03)	$0.18

Diluted net income available to common shareholders	$0.26	$0.28	$(0.03)	$0.17

Weighted average number of shares used in per share calculations:
Basic shares	91,993	92,581	92,737	92,939

Diluted shares	95,288	96,280	92,737	96,783

(a)
During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, we recorded impairment charges of approximately $26,100 and $200 during the quarters ended September 30, 2007 and December 31, 2007, respectively, primarily related to long-lived assets in Peru and fixed assets in Germany. The impairment charge is included in depreciation and amortization expense.

(b)
During the fourth quarter 2007, we entered into an agreement to sell our interest in the lottery business in Peru (which sale closed in January 2008) and recorded charges of approximately $2,800 in business and legal costs related to the sale, which are included in selling, general and administrative expenses. In addition, during the fourth quarter 2007, we included in selling, general and administrative expenses charges of approximately $3,600 related to a reduction in force that occurred in Germany and income of approximately $3,900 related to the reversal of an EssNet warranty reserve.

	Quarter Ended 2006
	March 31	June 30	September 30 (a)	December 31 (b)
Total operating revenues	$208,129	$239,637	$217,390	$232,074
Total cost of services and sales	119,492	137,843	120,671	131,941
Selling, general and administrative expenses	32,392	35,346	34,676	53,313
Depreciation and amortization	19,292	23,525	36,424	26,765
Operating income	36,953	42,923	25,619	20,055
Net income available to common stockholders	$22,370	$24,977	$11,527	$7,887
Basic and diluted earnings per share:
Basic net income available to common shareholders	$0.25	$0.27	$0.13	$0.09

Diluted net income available to common shareholders	$0.24	$0.26	$0.12	$0.08

Weighted average number of shares used in per share calculations:
Basic shares	90,166	91,202	91,346	91,532

Diluted shares	93,172	95,989	94,433	94,599

(a)
In the third quarter, we incurred a charge of $10,200, for the write-off of pari-mutuel assets in the Diversified Gaming segment.

(b)
In the fourth quarter, we incurred approximately $13,524 for employee termination costs.

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions (1)	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$6,682	4,772	—	2,270	9,184
Year ended December 31, 2006
Allowance for doubtful accounts	$6,149	3,185	—	2,652	6,682
Year ended December 31, 2005
Allowance for doubtful accounts	$4,818	5,948	—	4,617	6,149

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

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The report called for by Item 308(a) of Regulation S-K is included herein as "Management's Report on Internal Control Over Financial Reporting."

        The attestation report called for by Item 308(b) of Registration S-K is included herein as "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting," which appears in Item 8 in this Annual Report on Form 10-K.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for Oberthur Gaming Technologies, which was acquired on May 1, 2007 and whose financial statements constitute 16 percent and 7 percent of net and total assets, respectively, 6 percent of revenues, and 4 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Further discussion of this acquisition can be found in Note 3 to our consolidated financial statements. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        We have adopted a Code of Business Conduct that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and have posted the Code on our website at www.scientificgames.com. In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

        Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	(in thousands, except for per share amounts)
Equity compensation plans approved by security holders (1)	6,809	$19.54	2,348
Equity compensation plans not approved by security holders (2)	777	$24.89	69

Total	7,586		2,417

(1)
The "Equity compensation plans approved by security holders" consist of: the 1997 Incentive Compensation Plan; the 2002 Employee Stock Purchase Plan; and the 2003 Incentive Compensation Plan.

(2)
The "Equity compensation plans not approved by security holders" consist of: employment inducement stock options awarded during 2003 and 2005; the 1995 Equity Incentive Plan; and warrants issued in 2007 to Hasbro, Inc. under the terms of a license agreement.

(3)
The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of restricted stock units which have no exercise price. At December 31, 2007, there were a total of 1,414 shares subject to restricted stock units which were granted under the 2003 Incentive Compensation Plan, including approximately 192,000 vested restricted stock units that are subject to a deferral arrangement.

        Inducement Stock Options.    At December 31, 2007, approximately 661,000 options granted during 2003 and 2005 under employment inducement award agreements to newly hired employees remained outstanding. The options were granted at exercise prices ranging from $5.88 to $29.18 per share and each such option has a ten-year term and becomes exercisable in four or five equal annual installments, on each of the first four or five anniversaries of the date of grant.

        The 1995 Equity Incentive Plan.    The 1995 Equity Incentive Plan (the "1995 Plan"), which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2007, approximately 76,000 shares were subject to outstanding awards under the 1995 Plan and approximately 69,000 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee's authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and we have no further obligation with respect to any outstanding award.

        Hasbro Warrants.    On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement, on February 28, 2007, we issued warrants to Hasbro to purchase 40,000 shares of our common stock at a purchase price of $32.98 per share. The warrants may be exercised at any time before February 28, 2012.

        The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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
3.1(b)
Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2007).
4.1
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.2
Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the "2005 S-4")).
4.3	Form of 6.25% Senior Subordinated Note (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-4).
4.4
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.5
Registration Rights Agreement, dated December 23, 2004 by and among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers and Jefferies & Company, Inc., Ramius Securities, LLC, BNY Capital Markets, Inc., Commerzbank Capital Markets Corp. and LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc. relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-124107) filed on April 15, 2005 (the "2005 S-3")).
4.6	Form of 0.75% Convertible Senior Subordinated Debenture (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-3).

4.7
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company with respect to Warrants (the "JPMorgan Confirmation") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.8
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company with respect to Warrants (the "Bear Confirmation") (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.9	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.1
Amendment and Restatement Agreement, dated as of January 24, 2007, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2007).
10.2
Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company's subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.3
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
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
10.6
Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).
10.7
Stock Purchase Agreement, dated as of May 1, 2007, by and among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).

10.8
Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2006).
10.9
Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*
10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.17
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.18
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.19
Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.20
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21
Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*
10.22
Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.23
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.24
Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.25
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.26
Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.27
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.28
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.29
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.30
Employment Agreement dated as of March 1, 2007 between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*
10.31
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.32
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
12	Computation of Ratio of Earnings to Fixed Charges. (†)
21	List of Subsidiaries. (†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: February 29, 2008
	By:	/s/ A. LORNE WEIL A. Lorne Weil, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board and Chief Executive Officer, and Director (principal executive officer)
/s/ DEWAYNE E. LAIRD DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial officer)
/s/ STEPHEN L. GIBBS Stephen L. Gibbs	Vice President and Chief Accounting Officer (principal accounting officer)
/s/ PETER A. COHEN Peter A. Cohen	Director
/s/ GERALD J. FORD Gerald J. Ford	Director
/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director
/s/ J. ROBERT KERREY J. Robert Kerrey	Director

/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director
/s/ MICHAEL J. REGAN Michael J. Regan	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
3.1(b)
Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 14, 2007).
4.1
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.2
Registration Rights Agreement, dated December 23, 2004, among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the "2005 S-4")).
4.3	Form of 6.25% Senior Subordinated Note (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-4).
4.4
Indenture, dated as of December 23, 2004, among the Company, the Subsidiary Guarantors, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.5
Registration Rights Agreement, dated December 23, 2004 by and among the Company, the Subsidiary Guarantors, and J.P. Morgan Securities Inc. and Bear, Stearns & Co. Inc. as representatives of the Initial Purchasers and Jefferies & Company, Inc., Ramius Securities, LLC, BNY Capital Markets, Inc., Commerzbank Capital Markets Corp. and LaSalle Debt Capital Markets, a division of ABN AMRO Financial Services, Inc. relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 333-124107) filed on April 15, 2005 (the "2005 S-3")).
4.6	Form of 0.75% Convertible Senior Subordinated Debenture (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-3).
4.7
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company with respect to Warrants (the "JPMorgan Confirmation") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 30, 2004).

4.8
International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company with respect to Warrants (the "Bear Confirmation") (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.9	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.1
Amendment and Restatement Agreement, dated as of January 24, 2007, including as Exhibit A thereto, the Amended and Restated Credit Agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2007).
10.2
Guarantee and Collateral Agreement, dated as of December 23, 2004, among the Company and each of the Company's subsidiaries listed on the signature page thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
10.3
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
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
10.6
Letter Agreement dated February 15, 2007 between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2007).
10.7
Stock Purchase Agreement, dated as of May 1, 2007, by and among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).

10.8
Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2006).
10.9
Share Purchase and Sale Agreement, dated April 4, 2005, by and among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.14	Key Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000).*
10.15	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.17
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.18
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.19
Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.20
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21
Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*
10.22
Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.23
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.24
Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.25
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.26
Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.27
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.28
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.29
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.30
Employment Agreement dated as of March 1, 2007 between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*
10.31
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.32
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
12	Computation of Ratio of Earnings to Fixed Charges. (†)
21	List of Subsidiaries. (†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

QuickLinks

PART I FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF MATTERS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2007 and 2006 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 2007, 2006 and 2005 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2007, 2006 and 2005 (in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Years Ended December 31, 2007, 2006 and 2005 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2005 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2005 (in thousands)
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Years Ended December 31, 2007, 2006 and 2005 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX