Form 10-Q
period 2008-03-31
SCIENTIFIC GAMES CORP
filed 2008-05-12
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 7, 2008:

Class A Common Stock:  92,614,278

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 INDEX TO FINANCIAL INFORMATION

 AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2008

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(Unaudited, in thousands, except per share amounts)

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,924	$29,403
Accounts receivable, net of allowance for doubtful accounts of $9,443 and $9,184 as of March 31, 2008 and December 31, 2007, respectively	198,936	203,074
Inventories	93,926	92,565
Deferred income taxes, current portion	16,172	15,929
Prepaid expenses, deposits and other current assets	62,831	56,906
Total current assets	403,789	397,877
Property and equipment, at cost	1,035,211	966,291
Less: accumulated depreciation	(439,117)	(404,667)
Net property and equipment	596,094	561,624
Goodwill, net	724,892	716,856
Intangible assets, net	129,103	133,030
Other assets and investments	312,654	290,652
Total assets	$2,166,532	$2,100,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$13,777	$4,942
Accounts payable	56,657	64,108
Accrued liabilities	146,494	148,464
Total current liabilities	216,928	217,514
Deferred income taxes	53,272	51,661
Other long-term liabilities	95,680	97,024
Long-term debt, excluding current installments	1,111,920	1,072,625
Total liabilities	1,477,800	1,438,824

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,581 and 93,414 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	926	934
Additional paid-in capital	532,788	521,902
Accumulated earnings	117,230	97,323
Treasury stock, at cost, 2,140 and 1,140 shares held as of March 31, 2008 and December 31, 2007, respectively	(37,459)	(19,442)
Accumulated other comprehensive income	75,247	60,498
Total stockholders’ equity	688,732	661,215
Total liabilities and stockholders’ equity	$2,166,532	$2,100,039

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2008 and 2007

 (Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Services	$233,953	$210,993
Sales	23,054	31,273
	257,007	242,266
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	130,378	116,747
Cost of sales (exclusive of depreciation and amortization)	16,844	22,485
Selling, general and administrative expenses	49,788	39,145
Depreciation and amortization	34,504	29,078
Operating income	25,493	34,811
Other (income) expense:
Interest expense	13,884	12,892
Equity in income of joint ventures	(16,859)	(11,878)
Other (income) expense, net	50	(390)
	(2,925)	624
Income before income taxes	28,418	34,187
Income tax expense	8,511	9,428
Net income	$19,907	$24,759

Basic and diluted net income per share:
Basic net income per share	$0.21	$0.27
Diluted net income per share	$0.21	$0.26

Weighted-average number of shares used in per share calculations:
Basic shares	93,314	91,993
Diluted shares	94,718	95,288

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months Ended March 31, 2008 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$38,430	$30,420

Cash flows from investing activities:
Capital expenditures	(3,680)	(2,465)
Wagering system expenditures	(49,315)	(23,543)
Other intangible assets and software expenditures	(11,031)	(8,354)
Change in other assets and liabilities, net	14	(6,447)
Business acquisitions, net of cash acquired	(2,742)	(336)
Net cash used in investing activities	(66,754)	(41,145)

Cash flows from financing activities:
Net borrowings under revolving credit facility	40,500	(191,000)
Net proceeds of long-term debt	7,417	198,665
Purchase of treasury stock	(18,017)	—
Net proceeds from issuance of common stock	(27)	8,360
Net cash provided by financing activities	29,873	16,025
Effect of exchange rate changes on cash and cash equivalents	972	140
Increase in cash and cash equivalents	2,521	5,440
Cash and cash equivalents, beginning of period	29,403	27,791
Cash and cash equivalents, end of period	$31,924	$33,231

See accompanying notes to consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2008, the consolidated statements of income for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “the Company,” “we,” “us,” “our” and “our Company” mean Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2008 and the results of our operations and our cash flows for the three months ended March 31, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Income (numerator)
Net income	$19,907	$24,759

Shares (denominator)
Weighted-average basic common shares outstanding	93,314	91,993
Effect of dilutive securities-stock rights	1,404	2,611
Effect of dilutive shares related to convertible debentures	—	684
Weighted-average diluted common shares outstanding	94,718	95,288

Basic and diluted per share amounts
Basic net income per share	$0.21	$0.27
Diluted net income per share	$0.21	$0.26

The weighted-average diluted common shares outstanding for the three months ended March 31, 2008 and 2007 excludes the effect of approximately 3,439 and 1,142, respectively, out-of-the-money stock options, because their effect would be anti-dilutive.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $273,800 in aggregate principal amount of 0.75% convertible senior subordinated notes due 2024 (the “Convertible Debentures”), which were sold in December 2004, is approximately 9,408. The Convertible Debentures provide for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During the first quarter of 2008, the conversion price of the Convertible Debentures exceeded the average price of our common stock. Therefore, the weighted-average diluted common shares outstanding for the three months ended March 31, 2008 excludes the effect of shares that could be issued upon conversion of the Convertible Debentures because their effect would be anti-dilutive. During the first quarter of 2007, the average price of our common stock exceeded the conversion price of the Convertible Debentures. For the three months ended March 31, 2007 we have included approximately 684 shares related to our Convertible Debentures in our weighted-average diluted common shares outstanding.  For the three months ended March 31, 2007, we did not include the offset from the bond hedge in the weighted-average diluted common shares outstanding as it would be anti-dilutive. To the extent the Convertible Debentures are converted during the term of the bond hedge, the diluted share amount will decrease because the bond hedge will mitigate the dilution from conversion of the Convertible Debentures.

(2) Acquisitions

During the third quarter of 2007, we announced plans to close our instant ticket printing plant in San Antonio, Texas in conjunction with ongoing integration efforts related to our May 1, 2007 acquisition of Oberthur Gaming Technologies and related companies (“OGT”). We recorded approximately $8,221 in liabilities, primarily related to involuntary employee terminations, asset disposals and termination of contractual obligations. The table below summarizes the balance of the accrued integration costs as of March 31, 2008:

	Severance	Asset
	Pay and	Disposal	Contractual	Total
	Benefits	Costs	Obligations	Liability
Accrued costs as of December 31, 2007	$517	865	3,889	5,271
Adjustments to liability	1,483	—	—	1,483
Payments	(1,461)	(7)	(911)	(2,379)
Accrued costs as of March 31, 2008	$539	858	2,978	4,375

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Acquisitions (continued)

In conjunction with the purchase of substantially all of the online lottery assets of EssNet AB (“EssNet”) in March of 2006, we recorded approximately $26,717 in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration. The table below summarizes the payments made and adjustments to the balance of the accrued integration costs from December 31, 2007 to March 31, 2008:

	Severance
	Pay and	Lease	Contractual	Total
	Benefits	Terminations	Obligations	Liability
Accrued costs as of December 31, 2007	$345	329	2,913	3,587
Payments	(115)	(313)	(227)	(655)
Foreign exchange rate adjustments	15	14	123	152
Accrued costs as of March 31, 2008	$245	30	2,809	3,084

(3) Operating Segment Information

We operate in three segments. Our Printed Products Group provides lotteries with instant ticket and related services that includes ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and manufactures prepaid phone cards for cellular phone service providers. Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. This division also provides transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings of the Diversified Gaming Group include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(3) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three month periods ended March 31, 2008 and 2007, by current reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended March 31, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$127,226	54,646	52,081	233,953
Sales revenues	8,671	7,764	6,619	23,054
Total revenues	135,897	62,410	58,700	257,007

Cost of services (exclusive of depreciation and amortization)	70,813	28,649	30,916	130,378
Cost of sales (exclusive of depreciation and amortization)	6,245	5,872	4,727	16,844
Selling, general and administrative expenses	17,741	9,278	6,783	33,802
Depreciation and amortization	9,976	14,974	9,285	34,235
Segment operating income	$31,122	3,637	6,989	41,748
Unallocated corporate costs				$16,255
Consolidated operating income				$25,493

	Three Months Ended March 31, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$104,631	54,331	52,031	210,993
Sales revenues	9,262	11,049	10,962	31,273
Total revenues	113,893	65,380	62,993	242,266

Cost of services (exclusive of depreciation and amortization)	55,662	29,391	31,694	116,747
Cost of sales (exclusive of depreciation and amortization)	7,624	6,238	8,623	22,485
Selling, general and administrative expenses	11,481	7,997	5,348	24,826
Depreciation and amortization	8,400	14,131	6,322	28,853
Segment operating income	$30,726	7,623	11,006	49,355
Unallocated corporate costs				$14,544
Consolidated operating income				$34,811

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(3) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to the consolidated income before income taxes for each period:

	Three Months Ended
	March 31,
	2008	2007
Reported segment operating income	$41,748	$49,355
Unallocated corporate costs	(16,255)	(14,544)
Consolidated operating income	25,493	34,811
Interest expense	(13,884)	(12,892)
Equity in income of joint ventures	16,859	11,878
Other income (expense), net	(50)	390
Income before income taxes	$28,418	$34,187

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007).

(4) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali, a consortium consisting principally of our Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract commenced in 2004 and has an initial term of six years with a six year-extension option. Under our contract with the consortium, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support. We also participate in the profits or losses of the consortium as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations. We account for this investment using the equity method of accounting. For the three months ended March 31, 2008 and 2007, we recorded income of $15,116 and $11,563, respectively, representing our share of the earnings of the consortium for the indicated periods.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(5) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income	$19,907	$24,759
Other comprehensive income
Foreign currency translation gain	14,930	1,720
Unrealized gain (loss) on investments	(181)	114
Other comprehensive income	14,749	1,834
Comprehensive income	$34,656	$26,593

(6) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Parts and work-in-process	$50,906	$48,167
Finished goods	43,020	44,398
	$93,926	$92,565

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

(7) Long-Term Debt

On March 31, 2008, we had $60,898 available for additional borrowing or letter of credit issuance under our revolving credit facility due in December 2009 (the “Revolver”). There were $198,500 of borrowings and $40,602 in outstanding letters of credit under our Revolver as of March 31, 2008.

Our credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “Credit Facility”), is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing among our Company and our 100%-owned domestic subsidiaries. The Credit Facility is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

We were in compliance with our debt covenants as of March 31, 2008.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of March 31, 2008 and December 31, 2007.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2008
Amortizable intangible assets:
Patents	$10,349	(2,311)	8,038
Customer lists	31,958	(12,817)	19,141
Customer service contracts	4,250	(2,528)	1,722
Licenses	49,047	(28,081)	20,966
Intellectual property	22,222	(10,910)	11,312
Lottery contracts	25,923	(21,216)	4,707
	143,749	(77,863)	65,886
Non-amortizable intangible assets:
Trade name	38,995	(2,118)	36,877
Connecticut off-track betting system operating right	34,659	(8,319)	26,340
	73,654	(10,437)	63,217
Total intangible assets	$217,403	(88,300)	129,103

Balance as of December 31, 2007
Amortizable intangible assets:
Patents	$10,309	(2,135)	8,174
Customer lists	37,454	(17,164)	20,290
Customer service contracts	4,078	(2,358)	1,720
Licenses	45,603	(24,614)	20,989
Intellectual property	22,176	(9,542)	12,634
Lottery contracts	26,776	(20,756)	6,020
	146,396	(76,569)	69,827
Non-amortizable intangible assets:
Trade name	38,981	(2,118)	36,863
Connecticut off-track betting system operating right	34,659	(8,319)	26,340
	73,640	(10,437)	63,203
Total intangible assets	$220,036	(87,006)	133,030

The aggregate intangible amortization expense for the three month periods ended March 31, 2008 and 2007 was approximately $7,850 and $7,300, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2007 to March 31, 2008.  In 2008, we recorded (a) a $1,478 increase in goodwill associated with the acquisition of OGT, (b) a $115 increase in goodwill associated with the acquisition of Games Media Limited (“Games Media”), and (c) an increase in goodwill of $6,443 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2007	$328,719	194,519	193,618	716,856
Adjustments	3,375	4,059	602	8,036
Balance as of March 31, 2008	$332,094	198,578	194,220	724,892

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.S.-based union employees and U.K.-based union employees (the “U.S. Plan” and the “U.K. Plan”) and, with the acquisition of OGT, certain Canadian-based employees (the “Canadian Plan”). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for three month periods ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Components of net periodic pension benefit cost:
Service cost	$713	$476
Interest cost	1,366	776
Expected return on plan assets	(1,440)	(869)
Amortization of actuarial gains/losses	280	241
Amortization of prior service costs	11	11
Net periodic cost	$930	$635

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(10) Income Taxes

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

The effective tax rates for the three months ended March 31, 2008 and 2007 of 30.0% and 27.6%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended March 31, 2008 and during the fiscal year ended December 31, 2007:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2008	2007
Shares outstanding as of beginning of period	93,414	91,628
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	167	1,786

Other shares issued	—	10
Shares repurchased into treasury stock	(1,000)	(10)
Shares outstanding as of end of period	92,581	93,414

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation

As of March 31, 2008, we had approximately 328 stock options or restricted stock units (“RSUs”) authorized to be granted under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2008 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	6,132	6.1	$20.13	$81,575
Granted	1,065		21.84	—
Exercised	(74)		9.32	870,694
Cancelled	(103)		26.56	—
Options outstanding as of March 31, 2008	7,020	6.4	$20.41	$31,770

Options exercisable as of March 31, 2008	3,526	4.7	$14.92	$30,013

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $8.96. For the three months ended March 31, 2008 and 2007, we recognized equity-based compensation expense of approximately $4,100 and $2,600, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,200 and $1,100, respectively.  As of March 31, 2008, we had unearned compensation of approximately $31,200 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2008 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2007	1,222	$32.02
Granted	450	$22.01
Vested	(127)	$32.20
Cancelled	(22)	$28.28
Non-vested units as of March 31, 2008	1,523	$29.18

For the three months ended March 31, 2008 and 2007, we recognized equity-based compensation expense of approximately $4,400 and $3,200, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,300 and $900, respectively.  As of March 31, 2008, we had unearned compensation of approximately $37,300 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  Our 6.25% senior subordinated notes due 2012 (“2004 Notes”), our Convertible Debentures and our Credit Facility are fully, unconditionally and jointly and severally guaranteed by substantially all of our 100%-owned domestic subsidiaries (the “Guarantor Subsidiaries”).

Presented below is condensed consolidating financial information for (i) Scientific Games Corporation (the “Parent Company”), (ii) the 100%-owned Guarantor Subsidiaries and (iii) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Facility, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2008

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$1,625	(4,419)	34,718	—	31,924
Accounts receivable, net	—	136,653	62,283	—	198,936
Inventories	—	67,047	27,304	(425)	93,926
Other current assets	30,463	17,182	31,358	—	79,003
Property and equipment, net	5,620	315,772	275,302	(600)	596,094
Investment in subsidiaries	794,619	154,646	194,793	(1,144,058)	—
Goodwill	183	346,832	377,877	—	724,892
Intangible assets	—	102,216	26,887	—	129,103
Other assets	93,162	119,259	106,334	(6,101)	312,654
Total assets	$925,672	1,255,188	1,136,856	(1,151,184)	2,166,532

Liabilities and stockholders’ equity
Current installments of long-term debt	$4,500	—	9,277	—	13,777
Current liabilities	33,359	74,817	94,975	—	203,151
Long-term debt, excluding current installments	1,110,657	—	1,263	—	1,111,920
Other non-current liabilities	52,090	50,106	46,750	6	148,952
Intercompany balances	(963,666)	756,085	207,581	—	—
Stockholders’ equity	688,732	374,180	777,010	(1,151,190)	688,732
Total liabilities and stockholders’ equity	$925,672	1,255,188	1,136,856	(1,151,184)	2,166,532

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$955	(387)	28,835	—	29,403
Accounts receivable, net	—	144,154	58,920	—	203,074
Inventories	—	65,904	27,086	(425)	92,565
Other current assets	30,940	14,538	27,357	—	72,835
Property and equipment, net	5,014	304,356	252,854	(600)	561,624
Investment in subsidiaries	724,263	153,226	214,825	(1,092,314)	—
Goodwill	(162)	345,432	371,586	—	716,856
Intangible assets	—	103,873	29,157	—	133,030
Other assets	96,477	99,150	101,126	(6,101)	290,652
Total assets	$857,487	1,230,246	1,111,746	(1,099,440)	2,100,039

Liabilities and stockholders’ equity
Current installments of long-term debt	$4,500	—	442	—	4,942
Current liabilities	32,916	89,090	90,464	102	212,572
Long-term debt, excluding current installments	1,071,282	—	1,343	—	1,072,625
Other non-current liabilities	56,087	47,534	45,058	6	148,685
Intercompany balances	(968,513)	758,031	210,482	—	—
Stockholders’ equity	661,215	335,591	763,957	(1,099,548)	661,215
Total liabilities and stockholders’ equity	$857,487	1,230,246	1,111,746	(1,099,440)	2,100,039

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2008

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	155,527	102,861	(1,381)	257,007
Cost of services and cost of sales (exclusive of depreciation and amortization)	— —	85,388	63,200	(1,366)	147,222
Selling, general and administrative expenses	15,858	20,405	13,545	(20)	49,788
Depreciation and amortization	269	21,139	13,096	—	34,504
Operating income (loss)	(16,127)	28,595	13,020	5	25,493
Interest expense	13,619	74	191	—	13,884
Other (income) expense	(943)	(15,837)	(34)	5	(16,809)
Income (loss) before equity in income of subsidiaries, and income taxes	(28,803)	44,358	12,863	—	28,418
Equity in income (loss) of subsidiaries	56,213	—	—	(56,213)	—
Income tax expense	7,503	225	783	—	8,511
Net income	$19,907	44,133	12,080	(56,213)	19,907

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months Ended March 31, 2008

(Unaudited, in thousands)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(25,520)	44,078	19,944	(72)	38,430

Cash flows from investing activities:
Capital and wagering systems expenditures	(288)	(24,346)	(28,361)	—	(52,995)
Business acquisitions, net of cash acquired	—	(2,548)	(194)	—	(2,742)
Other assets and investments	8,985	(7,996)	15,549	(27,555)	(11,017)
			—
Net cash provided by (used in) investing activities	8,697	(34,890)	(13,006)	(27,555)	(66,754)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	39,375	—	8,542	—	47,917
Net proceeds from stock issue	(8,359)	1,099	(20,057)	27,290	(27)
Purchase of treasury stock	(18,017)	—	—		(18,017)
Other, principally intercompany balances	4,494	(14,322)	9,348	480	—
Net cash provided by (used in) financing activities	17,493	(13,223)	(2,167)	27,770	29,873

Effect of exchange rate changes on cash	—	3	1,112	(143)	972

Increase (decrease) in cash and cash equivalents	670	(4,032)	5,883	—	2,521
Cash and cash equivalents, beginning of period	955	(387)	28,835	—	29,403
Cash and cash equivalents, end of period	$1,625	(4,419)	34,718	—	31,924

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
			—
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

(14) Subsequent Event

In the fourth quarter of 2007 we sold our interest in International Lotto Corp., SRL (“ILC”), which sale agreement was officially registered with a public notary in January 2008.  In April 2008, the buyers of ILC informed us that they were voiding the sale agreement for certain specified reasons.  We objected to their position and are now in arbitration in Peru with the buyers and are assessing our other legal rights and obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company”), for the three months ended March 31, 2008, compared to the corresponding period in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of OGT in May 2007 affects the comparability of operations for the three month periods ended March 31, 2008 and 2007.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues. Additionally, the fourth quarter is the weakest quarter for Global Draw Limited (“Global Draw”) due to reduced wagering during the holiday season. Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.

Background

We operate primarily in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our revenues consist of two major components: services revenues and sales revenues.

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, NASCAR®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and Deal or No Deal™. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

In the fourth quarter of 2007 we sold our interest in International Lotto Corp., SRL (“ILC”), which sale agreement was officially registered with a public notary in January 2008.  In April 2008, the buyers of ILC informed us that they were voiding the sale agreement for certain specified reasons.  We objected to their position and are now in arbitration in Peru with the buyers and are assessing our other legal rights and obligations.

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

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offering includes server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include: Global Draw, a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited (“Games Media”), our AWP and SWP terminal supplier in the U.K. public house (or pub) market; and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following analysis compares the results of operations for the quarter ended March 31, 2008 to the results of operations for the quarter ended March 31, 2007.

Overview

Revenue Analysis

For the quarter ended March 31, 2008, total revenue was $257.0 million compared to $242.3 million for the quarter ended March 31, 2007, an increase of $14.7 million or 6%. Our service revenue for the quarter ended March 31, 2008 was $234.0 million compared to $211.0 million for the quarter ended March 31, 2007, an increase of $23.0 million, or 11%. The increase was primarily attributable to service revenues from OGT which was acquired in May 2007 ($19.5 million) and increased sales of instant lottery tickets in Italy, the U.S. and China, partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($4.7 million), decreased licensed property revenue and reduced revenue as a result of the sale of our interest in ILC, our lottery operations in Peru, in December 2007. Our sales revenue for the quarter ended March 31, 2008 was $23.1 million compared to $31.3 million in the prior year quarter, a decrease of $8.2 million or 26%. The decrease primarily reflects decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, the absence of a one-time sale of ticket checker machines in Canada during the first quarter of 2007 and a decline in phone card sales. The decrease was partially offset by increased software and hardware sales to international Lottery Systems customers.

Expense Analysis

Cost of services of $130.4 million for the quarter ended March 31, 2008 were $13.7 million or 12% higher than for the quarter ended March 31, 2007. The increase was primarily related costs from OGT, which was acquired in May 2007 and increased costs associated with increased sales of instant lottery tickets, partially offset by a decline in licensed property costs and reduced costs from ILC as a result of the sale of this business in 2007.  Cost of sales of $16.8 million for the quarter ended March 31, 2008 was $5.7 million or 25% lower than the quarter ended March 31, 2007 primarily reflecting lower sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, the absence of a one-time sale of ticket checker machines in Canada during the first quarter of 2007 and a decreased level of phone card sales. The decrease was partially offset by costs associated with increased software and hardware sales to international Lottery Systems customers.

Selling, general and administrative expense of $49.8 million for the quarter ended March 31, 2008 was $10.7 million or 27% higher than for the quarter ended March 31, 2007. The increase was primarily related to costs from OGT, which was acquired in May 2007, expense associated with the restructuring of phone card manufacturing in the U.K. ($2.8 million), increased costs from the Global Draw earn-out ($1.8 million) and increased legal, compliance and business development costs.

Depreciation and amortization expense of $34.5 million for the quarter ended March 31, 2008 increased $5.4 million or 19% from the same period in 2007, primarily due to depreciation from the acquisition of OGT in May 2007, increased depreciation from Global Draw, and increased depreciation from our domestic pari-mutuel business.

Interest expense of $13.9 million for the quarter ended March 31, 2008 increased $1.0 million or 8% from the same period in 2006, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings of the Italian joint venture in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of Roberts Communications Network (“RCN”), which provides communications services to racing and non-racing customers using both satellite and terrestrial services, and our interest in Guard Libang, which provides instant validation services to 21 provinces and certain cooperative service functions to 44 cities in China for the China Welfare Lottery. For the quarter ended March 31, 2008, our share of the Italian consortium’s net income totaled $15.1 million compared to $11.6 million in the quarter ended March 31, 2007. The increase in income for the quarter ended March 31, 2008 reflects continued growth of instant ticket sales in Italy. For the quarter ended March 31, 2008, our share of the earnings of RCN was $1.0 million and our share of the earnings of Guard Libang was $0.9 million.

Income tax expense was $8.5 million for the quarter ended March 31, 2008 versus $9.4 million for the quarter ended March 31, 2007.  The effective income tax rate for the quarter ended March 31, 2008 and 2007 was approximately 30.0% and 28.0% respectively.  The increase in the effective income tax rate was primarily due to higher U.S. income taxes in the first quarter of 2008.

Segment Overview

Printed Products

For the quarter ended March 31, 2008, total revenue for Printed Products was $135.9 million compared to $113.9 million in the quarter ended March 31, 2007, an increase of $22.0 million or 19%. For the quarter ended March 31, 2008, service revenue for Printed Products was $127.2 million compared to $104.6 million in the corresponding period in the prior year, an increase of $22.6 million or 22%. The increase was primarily attributable to service revenue from OGT, which was acquired in May 2007 ($19.5 million) and increased sales of instant lottery tickets in Italy, the U.S. and China, partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($4.7 million), decreased licensed property revenue and reduced revenue from ILC as a result of our disposal of the business in January 2008.

Printed Products sales revenue for the quarter ended March 31, 2008 was $8.7 million compared to $9.3 million for the quarter ended March 31, 2007, a decrease of $0.6 million or 6%. The decrease was primarily the result of a continuing decline in phone card prices and volumes reflecting a market shift to lower priced products.

Cost of services of $70.8 million for the quarter ended March 31, 2008 was $15.1 million or 27% higher than from the same period in 2007. The increase was primarily due to costs from OGT which was acquired in May 2007 plus higher costs attributable to increased instant ticket sales, partially offset by a decline in licensed property costs and reduced costs from ILC as a result of our disposal of the business in January 2008.

Cost of sales of $6.2 million for the quarter ended March 31, 2008 was $1.4 million or 18% lower than for the quarter ended March 31, 2007 primarily due to the decreased level of phone card sales.

Selling, general and administrative expense of $17.7 million for the quarter ended March 31, 2008 was $6.2 million or 54% higher than in the quarter ended March 31, 2007. The increase was primarily attributable to costs from OGT, which was acquired in May 2007, increased expense associated with the restructuring of phone card manufacturing in the U.K. ($2.8 million) and increased legal, compliance and business development costs.

Depreciation and amortization expense of $10.0 million for the quarter ended March 31, 2008 increased $1.6 million or 19% compared to the quarter ended March 31, 2007, primarily due to depreciation from the acquisition of OGT in May 2007 and increased amortization on licensed property contracts and increased costs associated with our new printing press, partially offset by reduced depreciation from ILC as a result of our disposal of the business in January 2008.

Lottery Systems

For the quarter ended March 31, 2008, total revenue for Lottery Systems was $62.4 million compared to $65.4 million in the quarter ended March 31, 2007, a decrease of $3.0 million or 5%. Lottery Systems service revenue for the quarter ended March 31, 2008 was $54.6 million compared to $54.3 million for the quarter ended March 31, 2007, an increase of $0.3 million or 1%. The increase was primarily due to increased revenue from the Maryland and Mexico online contracts, increased revenue on the New Mexico video contract and increased revenue from international customers due to favorable exchange rate changes. The increases were mostly offset by reduced revenue from the Korea contract which expired in December 2007 and reduced revenue from the South Carolina online contract.

Lottery Systems sales revenue for the quarter ended March 31, 2008 was $7.8 million compared to $11.0 million for the quarter ended March 31, 2007, a decrease of $3.2 million or 29%. The decrease was primarily due to the absence of a one-time sale of ticket checker machines in Canada during the first quarter of 2007, partially offset by increased international software and hardware sales.

Cost of services of $28.6 million for the quarter ended March 31, 2008 was $0.8 million or 3% lower than in the quarter ended March 31, 2007. The decrease was primarily due to lower costs on international maintenance contracts.

Cost of sales of $5.9 million for the quarter ended March 31, 2008 was $0.3 million or 5% lower than in the quarter ended March 31, 2007, primarily due to the absence of a one-time sale of ticket checker machines in Canada during the first quarter of 2007, partially offset by costs associated with increased international software and hardware sales.

Selling, general and administrative expense of $9.3 million for the quarter ended March 31, 2008 was $1.3 million or 16% higher than in the quarter ended March 31, 2007. The increase was primarily attributable to increased legal, compliance and business development costs.

Depreciation and amortization expense of $15.0 million for the quarter ended March 31, 2008 increased $0.9 million or 6% as compared to the quarter ended March 31, 2007, primarily due to increased amortization of deferred installation costs for our Lottery Systems contract in Mexico, partially offset by reduced amortization on the South Carolina and Korea contracts.

Diversified Gaming

For the quarter ended March 31, 2008, total revenue for Diversified Gaming was $58.7 million compared to $63.0 million in the quarter ended March 31, 2007, a decrease of $4.3 million or 7%. Diversified Gaming service revenue for the first quarter of 2008 was $52.1 million compared to $52.0 million for the quarter ended March 31, 2007, an increase of $0.1 million. The increase in service revenue primarily reflects increased revenue from Global Draw, partially offset by decreased revenue from our venue management business and lower revenue as a result of the sale of our racing and data communications businesses in February 2007.

The Diversified Gaming sales revenue for the quarter ended March 31, 2008 was $6.6 million compared to $11.0 million in the same quarter in the prior year, a decrease of $4.4 million or 40%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals, as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.

Cost of services of $30.9 million for the quarter ended March 31, 2008 was $0.8 million or 3% lower than for the quarter ended March 31, 2007. The decrease was primarily due to reduced costs as a result of the sale of our racing and data communications businesses in February 2007, partially offset by costs associated with increased revenues from Global Draw.

Cost of sales of $4.7 million for the quarter ended March 31, 2008 was $3.9 million or 45% lower than in the quarter ended March 31, 2007, primarily due to reduced sales from Games Media.

Selling, general and administrative expense of $6.8 million for the quarter ended March 31, 2008 was $1.5 million or 28% higher than in the quarter ended March 31, 2007. The increase was primarily due to increased costs from the Global Draw earn-out ($1.8 million), partially offset by lower legal and marketing costs and reduced costs as a result of the sale of our racing and data communications businesses in February 2007.

Depreciation and amortization expense of $9.3 million for the quarter ended March 31, 2008 increased $3.0 million or 48% from the quarter ended March 31, 2007, primarily due to increased depreciation from Global Draw and Games Media plus increased depreciation from our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Liquidity, Capital Resources and Working Capital

On March 31, 2008, we had $60.9 million available for additional borrowing or letter of credit issuance under our revolving credit facility due December 2009 (the “Revolver”). There were $198.5 million of borrowings and $40.6 million in outstanding letters of credit under our Revolver as of March 31, 2008.

Our credit agreement dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “Credit Facility”) is secured by a first priority, perfected lien on: (i) substantially all the property and assets (real and personal, tangible and intangible) of our Company and our 100%-owned domestic subsidiaries; (ii) 100% of the capital stock of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock of our 100%-owned first-tier foreign subsidiaries; and (iii) all inter-company indebtedness owing among our Company and our 100%-owned domestic subsidiaries. The Credit Facility is supported by guarantees provided by all of our direct and indirect 100%-owned domestic subsidiaries.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. During the remainder of 2008, we expect to place approximately 84,000 ticket checking machines into operations for our new contract with the China Sports Lottery for a total cost of approximately $47 million. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

As of March 31, 2008, our available cash and borrowing capacity totaled $92.8 million compared to $150.6 million as of December 31, 2007. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $2.5 million increase in our available cash from the December 31, 2007 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2008 of $38.4 million along with $47.9 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $64.0 million, acquisition related payments of $2.7 million and the effects of exchange rates. The $38.4 million of net cash provided by operating activities is derived from approximately $48.1 million of net cash provided by operations offset by approximately $9.7 million from changes in working capital. The working capital changes occurred principally from increases in inventory and other current assets, and decreases in accounts payable and prepaid expenses offset by decreases in accounts receivable. Capital expenditures were $3.7 million in the three months ended March 31, 2008 compared to $2.5 million in the corresponding period in 2007. Wagering system expenditures totaled $49.3 million in the three months ended March 31, 2008, compared to $23.5 million in the corresponding period in 2007, and consisted primarily of our lottery contracts in Connecticut and fixed odds betting terminals related to Global Draw contracts with its customers. Other intangible assets and software expenditures during the three months ended March 31, 2008 consisted primarily of licensed properties, lottery contracts in Connecticut and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Facility.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our  2007 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q.  The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
1/1/2008 - 1/31/2008	968	$32.56	—	$190.2 million
2/1/2008 - 2/29/2008	32,215	$21.61	—	$190.2 million
3/1/2008 - 3/31/2008 (1)	1,000,258	$18.03	1,000,000	$172.1 million
Total	1,033,441	$18.15	1,000,000	$172.1 million

(1)          The date of the last repurchase as part of the publicly announced repurchase program was March 19, 2008.

(2)          In addition to the open market purchases made under the stock repurchase program, the activity in this column reflects 33,441 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended March 31, 2008.

(3)          The stock repurchase program was originally publicly announced on November 2, 2006 and extended on December 13, 2007. Under the repurchase program, we are authorized to repurchase, from time to time in the open market through December 31, 2008, shares of our outstanding common stock in an aggregate amount up to $200 million.  Purchases are funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases is determined by our management based on its evaluation of market conditions, share price and other factors, including limitations under the terms of certain of our debt agreements.  The stock repurchase program may be suspended or discontinued at any time.

Item 6.  Exhibits

Exhibit Number
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
(principal financial officer)

Dated: May 12, 2008

INDEX TO EXHIBITS

Exhibit Number
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

(†) Filed herewith.