Form 10-K/A
period 2007-12-31
SCIENTIFIC GAMES CORP
filed 2008-05-21
CIK 750004

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

Common shares outstanding as of February 26, 2008 were 93,487,989.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders	Part III

(1)     For this purpose only, “non-affiliates” excludes directors and executive officers.

Explanatory Note

Unless the context indicates otherwise, all references to the words “Scientific Games,” “we,” “our,” “ours,” “us” and the “Company” refer to Scientific Games Corporation and its consolidated subsidiaries.

On February 29, 2008, we filed with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”). This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Scientific Games is being filed to amend Item 15 to include the separate financial statements of Consorzio Lotterie Nazionali as required under Rule 3-09 of Regulation S-X.  These financial statements are attached as Exhibit 99.2 to this Amendment No. 1.  Additionally, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, we are including currently dated certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 is set forth in its entirety in the pages attached hereto.

The Company has not updated the information in this Amendment No. 1 to speak as of a date after the filing of the Company’s Annual Report, and this Amendment No. 1 does not amend or update the information in such Annual Report in any way other than to give effect to the items described above, to the extent specified.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) (1) and (2). Financial Statements and Financial Statement Schedules

The following consolidated financial statements and schedules are included in Item 8 of the Company’s Annual Report on Form 10-K filed on February 29, 2008:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated and Combined Financial Statements

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.  Exhibits.

The following is a list of exhibits:

Exhibit Number	Description
3.1(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b)

Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2007).

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

10.17

Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.18

Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil’s deferred compensation upon a termination of employment under Mr. Weil’s Employment Agreement dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.19

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.20

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.22

Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.23

Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.24

Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.25

Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.26

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.27

Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.28

Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.29

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.30

Employment Agreement dated as of March 1, 2007 between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*

10.31

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.32

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges. (†)

21	List of Subsidiaries. (†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (††)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (††)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (††)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (††)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

99.2	Financial Statements of Consorzio Lotterie Nazionali. (††)

*                    Management contracts and compensation plans and arrangements.

(†)             Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.

(††)  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
Dated: May 21, 2008

	By:	/s/ A. LORNE WEIL
A. Lorne Weil, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2008.

Signature	Title

/s/ A. LORNE WEIL	Chairman of the Board and Chief Executive
A. Lorne Weil	Officer, and Director (principal executive officer)

/s/ DEWAYNE E. LAIRD	Vice President and Chief Financial Officer (principal
DeWayne E. Laird	financial officer)

/s/ STEPHEN L. GIBBS	Vice President and Chief Accounting Officer (principal
Stephen L. Gibbs	accounting officer)

/s/ JOSEPH R. WRIGHT, JR.	Vice Chairman of the Board and Director
Joseph R. Wright,Jr.

/s/ GERALD J. FORD	Director
Gerald J. Ford

/s/ PETER A. COHEN.	Director
Peter A. Cohen

/s/ J. ROBERT KERREY	Director
J. Robert Kerrey

/s/ ERIC M. TURNER	Director
Eric M. Turner

/s/ RONALD O. PERELMAN	Director
Ronald O. Perelman

/s/ BARRY F. SCHWARTZ	Director
Barry F. Schwartz

/s/ MICHAEL J. REGAN	Director
Michael J. Regan

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)

Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

3.1(b)

Certificate of Amendment of the Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 7, 2007 (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2007).

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

10.17

Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.18

Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil’s deferred compensation upon a termination of employment under Mr. Weil’s Employment Agreement dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10.19

Employment Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.20

Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.21

Employment Agreement dated November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

10.22

Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird, which amended Mr. Laird’s Employment Agreement dated November 1, 2002 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.23

Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.24

Employment Agreement dated as of January 1, 2006 by and between the Company and Sally L. Conkright (executed on August 2, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.25

Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.26

Employment Agreement dated as of August 1, 2006 by and between Scientific Games International, Inc. and William J. Huntley (executed on August 2, 2006) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.27

Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.28

Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

10.29

Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson’s Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

10.30

Employment Agreement dated as of March 1, 2007 between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).*

10.31

Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

10.32

Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*

12	Computation of Ratio of Earnings to Fixed Charges. (†)

21	List of Subsidiaries. (†)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. (†)

23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (††)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (††)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (††)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (††)

99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm. (†)

99.2	Financial Statements of Consorzio Lotterie Nazionali. (††)

*	Management contracts and compensation plans and arrangements.

(†)	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.

(††)	Filed herewith.