Form 10-Q
period 2008-06-30
SCIENTIFIC GAMES CORP
filed 2008-08-11
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐        No   ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 6, 2008:

Class A Common Stock:  92,826,109

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED JUNE 30, 2008

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility.  Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.   Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(Unaudited, in thousands, except per share amounts)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$177,830	$29,403
Accounts receivable, net of allowance for doubtful accounts of $9,636 and $9,184 as of June 30, 2008 and December 31, 2007, respectively	225,785	203,074
Inventories	89,530	92,565
Deferred income taxes, current portion	16,161	15,929
Prepaid expenses, deposits and other current assets	64,952	56,906
Total current assets	574,258	397,877
Property and equipment, at cost	1,074,046	966,291
Less accumulated depreciation	(455,851)	(404,667)
Net property and equipment	618,195	561,624
Goodwill, net	726,893	716,856
Intangible assets, net	125,161	133,030
Other assets and investments	323,837	290,652
Total assets	$2,368,344	$2,100,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$54,259	$4,942
Accounts payable	61,499	64,108
Accrued liabilities	154,715	148,464
Total current liabilities	270,473	217,514
Deferred income taxes	54,015	51,661
Other long-term liabilities	96,017	97,024
Long-term debt, excluding current installments	1,218,125	1,072,625
Total liabilities	1,638,630	1,438,824

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,757 and 93,414 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	928	934
Additional paid-in capital	541,074	521,902
Accumulated earnings	146,226	97,323
Treasury stock, at cost, 2,140 and 1,140 shares held as of June 30, 2008 and December 31, 2007, respectively	(37,459)	(19,442)
Accumulated other comprehensive income	78,945	60,498
Total stockholders’ equity	729,714	661,215
Total liabilities and stockholders’ equity	$2,368,344	$2,100,039

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended June 30, 2008 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2008	2007
Operating revenues:
Services	$264,661	$234,661
Sales	41,308	34,916
	305,969	269,577
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	152,536	129,698
Cost of sales (exclusive of depreciation and amortization)	29,707	26,456
Selling, general and administrative expenses	49,050	40,495
Depreciation and amortization	35,108	32,256
Operating income	39,568	40,672
Other (income) expense:
Interest expense	14,419	14,274
Equity in earnings of joint ventures	(18,397)	(11,401)
Early extinguishment of long-term debt	2,960	—
Other (income) expense, net	(745)	347
	(1,763)	3,220
Income before income taxes	41,331	37,452
Income tax expense	12,335	10,345
Net income	$28,996	$27,107

Basic and diluted net income per share:
Basic net income per share	$0.31	$0.29
Diluted net income per share	$0.31	$0.28

Weighted-average number of shares used in per share calculations:
Basic shares	92,645	92,581
Diluted shares	94,420	96,280

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Six Months Ended June 30, 2008 and 2007

 (Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Operating revenues:
Services	$498,614	$445,654
Sales	64,362	66,189
	562,976	511,843
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	282,914	246,445
Cost of sales (exclusive of depreciation and amortization)	46,551	48,941
Selling, general and administrative expenses	98,838	79,640
Depreciation and amortization	69,612	61,335
Operating income	65,061	75,482
Other (income) expense:
Interest expense	28,303	27,166
Equity in earnings of joint ventures	(35,256)	(23,279)
Early extinguishment of long-term debt	2,960	—
Other (income) expense, net	(695)	(44)
	(4,688)	3,843
Income before income taxes	69,749	71,639
Income tax expense	20,846	19,773
Net income	$48,903	$51,866

Basic and diluted net income per share:
Basic net income per share	$0.53	$0.56
Diluted net income per share	$0.52	$0.54

Weighted-average number of shares used in per share calculations:
Basic shares	92,979	92,289
Diluted shares	94,473	95,605

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

 (Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$112,408	$93,411

Cash flows from investing activities:
Capital expenditures	(8,062)	(18,320)
Wagering system expenditures	(91,111)	(62,572)
Other intangible assets and software expenditures	(21,959)	(18,613)
Change in other assets and liabilities, net	(771)	(20,083)
Business acquisitions, net of cash acquired	(7,957)	(101,893)
Net cash used in investing activities	(129,860)	(221,481)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(158,000)	110,500
Proceeds of issuance from long-term debt	796,179	200,000
Payments on long-term debt	(444,207)	(193,639)
Payment of financing fees	(14,190)	—
Purchase of treasury stock	(18,017)	—
Net proceeds from issuance of common stock	2,288	10,814
Net cash provided by financing activities	164,053	127,675
Effect of exchange rate changes on cash and cash equivalents	1,826	415
Increase in cash and cash equivalents	148,427	20
Cash and cash equivalents, beginning of period	29,403	27,791
Cash and cash equivalents, end of period	$177,830	$27,811

See accompanying notes to consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of June 30, 2008, the consolidated statements of income for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, have been prepared by Scientific Games Corporation and are unaudited. When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007 and our cash flows for the six months ended June 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income (numerator)
Net income	$28,996	$27,107	$48,903	$51,866

Shares (denominator)
Weighted-average basic common shares outstanding	92,645	92,581	92,979	92,289
Effect of dilutive securities-stock rights	1,756	2,142	1,484	2,193
Effect of dilutive shares related to convertible debentures	19	1,557	10	1,123
Weighted-average diluted common shares outstanding	94,420	96,280	94,473	95,605

Basic and diluted per share amounts
Basic net income per share	$0.31	$0.29	$0.53	$0.56
Diluted net income per share	$0.31	$0.28	$0.52	$0.54

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2008 excludes the effect of approximately 3,505 and 4,235, respectively, weighted stock rights outstanding, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2007 excludes the effect of approximately 1,368 and 2,494, respectively, weighted stock rights outstanding because their effect would be anti-dilutive.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $273,782 in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the “Convertible Debentures”), which were sold in December 2004, is approximately 9,408. The Convertible Debentures provide for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During the second quarter of 2008, the average price of our common stock exceeded the conversion price of the Convertible Debentures.  For the three and six months ended June 30, 2008 we have included approximately 19 and 10 shares, respectively, related to our Convertible Debentures in our weighted-average diluted common shares outstanding.

During the second quarter of 2007, the average price of the Company’s common stock exceeded the conversion price of the Convertible Debentures. For the three and six months ended June 30, 2007, the Company has included 1,557 and 1,123 shares, respectively, related to its Convertible Debentures in its weighted-average diluted common shares outstanding.   We have not included the offset from the bond hedge in the weighted-average diluted common shares outstanding as it would be anti-dilutive.  To the extent the Convertible Debentures are converted during the term of the bond hedge, the diluted share amount will decrease because the bond hedge will mitigate the dilution from conversion of the Convertible Debentures.

(2) Acquisitions

During the third quarter of 2007, we announced plans to close our instant ticket printing plant in San Antonio, Texas in conjunction with ongoing integration efforts related to our May 1, 2007 acquisition of Oberthur Gaming Technologies and related companies (“OGT”). We recorded approximately $8,221 in liabilities, primarily related to involuntary employee terminations, asset disposals and termination of contractual obligations.  The table below summarizes the payments, adjustments and balance of the accrued integration costs for each quarter from December 31, 2007 to June 30, 2008:

	Severance	Asset
	Pay and	Disposal	Contractual	Total
	Benefits	Costs	Obligations	Liability
Accrued costs as of December 31, 2007	$517	865	3,889	5,271
Adjustments to liability	1,483	—	—	1,483
Payments	(1,461)	(7)	(911)	(2,379)
Accrued costs as of March 31, 2008	539	858	2,978	4,375
Adjustments to liability	—	(558)	(2,617)	(3,175)
Payments	(471)	(265)	(84)	(820)
Accrued costs as of June 30, 2008	$68	35	277	380

During the second quarter of 2008, we reduced the liabilities related to contractual obligations by $2,617 primarily due to the resolution of a property tax matter for much less than was originally anticipated.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Acquisitions (continued)

In conjunction with the purchase of substantially all of the online lottery assets of EssNet AB (“EssNet”) in March of 2006, we recorded approximately $26,717 in liabilities, primarily related to involuntary employee terminations, termination of leases and termination of service contracts that will result from the integration. The table below summarizes the payments, adjustments and balance of the accrued integration costs for each quarter from December 31, 2007 to June 30, 2008:

	Severance
	Pay and	Lease	Contractual	Total
	Benefits	Terminations	Obligations	Liability
Accrued costs as of December 31, 2007	$345	329	2,913	3,587
Payments	(115)	(313)	(227)	(655)
Foreign exchange rate adjustments	15	14	123	152
Accrued costs as of March 31, 2008	245	30	2,809	3,084
Payments	(70)	(16)	(1,098)	(1,184)
Foreign exchange rate adjustments	6	1	63	70
Accrued costs as of June 30, 2008	$181	15	1,774	1,970

(3) Operating Segment Information

We operate in three segments.  Our Printed Products Group provides lotteries with instant ticket and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and manufactures prepaid phone cards for cellular phone service providers.  Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. This division also provides transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry.  The product offerings of the Diversified Gaming Group include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(3) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and six month periods ended June 30, 2008 and 2007, by reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended June 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$146,785	61,332	56,544	264,661
Sales revenues	8,546	24,499	8,263	41,308
Total revenues	155,331	85,831	64,807	305,969

Cost of services (exclusive of depreciation and amortization)	87,378	31,183	33,975	152,536
Cost of sales (exclusive of depreciation and amortization)	5,641	20,899	3,167	29,707
Selling, general and administrative expenses	15,789	9,604	7,261	32,654
Depreciation and amortization	9,476	15,382	9,970	34,828
Segment operating income	$37,047	8,763	10,434	56,244
Unallocated corporate costs				$16,676
Consolidated operating income				$39,568

	Three Months Ended June 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$126,951	52,812	54,898	234,661
Sales revenues	10,094	10,466	14,356	34,916
Total revenues	137,045	63,278	69,254	269,577

Cost of services (exclusive of depreciation and amortization)	70,868	28,077	30,753	129,698
Cost of sales (exclusive of depreciation and amortization)	8,380	5,888	12,188	26,456
Selling, general and administrative expenses	15,724	7,338	5,214	28,276
Depreciation and amortization	10,123	15,225	6,679	32,027
Segment operating income	$31,950	6,750	14,420	53,120
Unallocated corporate costs				$12,448
Consolidated operating income				$40,672

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(3) Operating Segment Information (continued)

	Six Months Ended June 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$274,011	115,978	108,625	498,614
Sales revenues	17,217	32,263	14,882	64,362
Total revenues	291,228	148,241	123,507	562,976

Cost of services (exclusive of depreciation and amortization)	158,191	59,832	64,891	282,914
Cost of sales (exclusive of depreciation and amortization)	11,886	26,771	7,894	46,551
Selling, general and administrative expenses	33,530	18,882	14,044	66,456
Depreciation and amortization	19,452	30,356	19,255	69,063
Segment operating income	$68,169	12,400	17,423	97,992
Unallocated corporate costs				$32,931
Consolidated operating income				$65,061

	Six Months Ended June 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$231,582	107,143	106,929	445,654
Sales revenues	19,356	21,515	25,318	66,189
Total revenues	250,938	128,658	132,247	511,843

Cost of services (exclusive of depreciation and amortization)	126,530	57,468	62,447	246,445
Cost of sales (exclusive of depreciation and amortization)	16,004	12,126	20,811	48,941
Selling, general and administrative expenses	27,205	15,335	10,562	53,102
Depreciation and amortization	18,523	29,356	13,001	60,880
Segment operating income	$62,676	14,373	25,426	102,475
Unallocated corporate costs				$26,993
Consolidated operating income				$75,482

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(3) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to the consolidated income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reported segment operating income	$56,244	$53,120	$97,992	$102,475
Unallocated corporate costs	(16,676)	(12,448)	(32,931)	(26,993)
Consolidated operating income	39,568	40,672	65,061	75,482
Interest expense	(14,419)	(14,274)	(28,303)	(27,166)
Equity in earnings of joint ventures	18,397	11,401	35,256	23,279
Early extinguishment of long-term debt	(2,960)	—	(2,960)	—
Other income	745	(347)	695	44
Income before income tax expense	$41,331	$37,452	$69,749	$71,639

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K).

(4) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali, a consortium consisting principally of our Company, Lottomatica S.p.A, (“CLN”) and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract commenced in 2004 and has an initial term of six years with a six year extension option. Under our contract with the consortium, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support. We also participate in the profits or losses of the consortium as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations. We account for this investment using the equity method of accounting. For the three and six months ended June 30, 2008, we recorded income of $15,846 and $30,962, respectively, representing our share of the earnings of the consortium for the indicated periods. For the three and six months ended June 30, 2007, we recorded income of $10,407 and $21,970, respectively, representing our share of the earnings of the consortium for the indicated periods.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(5) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$28,996	$27,107	$48,903	$51,866
Other comprehensive income (loss)
Foreign currency translation gain	3,698	10,297	18,628	12,018
Unrealized gain (loss) on investments	—	252	(181)	366
Other comprehensive income (loss)	3,698	10,549	18,447	12,384
Comprehensive income	$32,694	$37,656	$67,350	$64,250

(6) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Parts and work-in-process	$46,922	$48,167
Finished goods	42,608	44,398
	$89,530	$92,565

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

(7) Long-Term Debt

In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company’s debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company. We and our wholly owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into a credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto. The Credit Agreement replaces the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”). All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated. In addition, on June 11, 2008, SGI issued $200,000 of 7.875% senior subordinated notes due 2016 (the “2008 Notes”). The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 (the “Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and the trustee. In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13,004 was paid to certain financial institutions in the form of fees and initial purchasers’ discounts.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(7) Long-Term Debt (continued)

Credit Agreement

The Credit Agreement provides for a $250,000 senior secured revolving credit facility (the “Revolver”) and a $550,000 senior secured term loan credit facility (the “Term Loan”). Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the Revolver, or a combination thereof, in a maximum aggregate amount of $200,000 at a later date.

Amounts under the Revolver may be borrowed, repaid and reborrowed by SGI from time to time until maturity. The Credit Agreement will terminate on June 9, 2013, provided that the Revolver and the Term Loan will both mature on March 1, 2010 unless one of the following conditions is met:

•                the right of holders of our Convertible Debentures to require the repurchase of their Convertible Debentures is eliminated;

•                such Convertible Debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge all payment obligations with respect to such Convertible Debentures); or

•                  the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of such Convertible Debentures then outstanding plus $50,000.

The Revolver and the Term Loan will both mature on September 15, 2012, unless one of the following conditions is met:

•                  our 6.25% Senior Subordinated Notes due 2012 (the “2004 Notes”) are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge such notes); or

•                    the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50,000.

Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than breakfunding costs), upon proper notice and subject to a minimum dollar requirement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI’s option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin varies based on the consolidated leverage ratio of the Company from 0.75% to 1.75% above the base rate for base rate loans, and 1.75% to 2.75% above LIBOR for LIBOR-based loans. From the date of the Credit Agreement to the filing date of this Quarterly Report, the applicable margins for base rate loans and LIBOR-based loans were 1.50% and 2.50%, respectively. During the term of the Credit Agreement, SGI will pay its lenders a fee equal to the product of 0.50% per annum and the unused portion of the Revolver.

We and our direct and indirect 100%-owned domestic subsidiaries (other than SGI) have provided a guarantee of the payment of SGI’s obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of our interest in the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock (or other equity interests) of the first-tier foreign subsidiaries of SGI and the guarantors.

The Credit Agreement contains covenants customary for financings of this type, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. In addition, the Credit Agreement requires us to maintain the following financial ratios:

•                  a Consolidated Leverage Ratio as at the last day of a fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  4.25 to 1:00 (fiscal quarter ending June 30, 2008 through December 31, 2009)

•                  4.00 to 1:00 (fiscal quarter ending March 31, 2010 and thereafter)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(7) Long-Term Debt (continued)

“Consolidated Leverage Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness, determined on a consolidated basis and required to be reflected on our balance sheet in accordance with Generally Accepted Accounting Principles (“GAAP”)) on such day, to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

•                  a Consolidated Senior Debt Ratio as at the last day of a fiscal quarter not to exceed 2.50 to 1.00.

“Consolidated Senior Debt Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2004 Notes, the 2008 Notes, the Convertible Debentures and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

•                  a Consolidated Interest Coverage Ratio for any period of four consecutive fiscal quarters of at least 3.50 to 1.00 for any period of four consecutive fiscal quarters.

“Consolidated Interest Coverage Ratio” means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all outstanding indebtedness of the Company and its subsidiaries for such period.

For purposes of the foregoing, “Consolidated EBITDA” means, for any period, consolidated net income (or loss) of the Company and its subsidiaries for such period, determined in accordance with GAAP (excluding (a) the income (or deficit) of any entity accrued prior to the date it becomes a subsidiary of the Company or is merged into or consolidated with us or any of our subsidiaries, (b) the income (or deficit) of any entity (other than subsidiaries) in which we or our subsidiaries have an ownership interest, except to the extent such income is actually received by us or our subsidiaries through dividends or other distributions and (c) the undistributed earnings of any subsidiary (other than SGI) to the extent that the declaration or payment of dividends or similar distributions by such subsidiary is not at the time permitted by the terms of any contractual obligation (other than under the Credit Agreement or any related document) or requirement of law), plus, to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (1) income tax expense, (2) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (3) depreciation and amortization expense, (4) amortization of intangibles (including goodwill) and organization costs, (5) certain earn-out payments, (6) extraordinary charges or losses determined in accordance with GAAP, (7) non-cash stock-based compensation expenses, (8) certain expenses, charges or losses resulting from certain investments in Peru not to exceed $3,000 (9) the non-cash portion of any nonrecurring write-offs or write-downs as required in accordance with GAAP and (10) any advisory fees and related expenses in connection with permitted acquisitions, and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (i) interest income, (ii) any extraordinary income or gains determined in accordance with GAAP and (iii) any income or gains with respect to certain earn-out payments.

In addition, the Credit Agreement requires mandatory prepayments of the Term Loan with the net cash proceeds from (1) the incurrence of indebtedness by the Company or any of its subsidiaries (excluding certain permitted indebtedness) and (2) the sale of assets that yields net cash proceeds to the Company or any of its subsidiaries in excess of $5,000 (excluding certain permitted sales of assets) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any asset of the Company of its subsidiaries, subject to a reinvestment exclusion.

We were in compliance with our covenants as of June 30, 2008 and for the three months ended June 30, 2008.

As of June 30, 2008, we had approximately $178,498 available for additional borrowing or letter of credit issuance under our Revolver. There were no borrowings and $71,502 in outstanding letters of credit under our Revolver as of June 30, 2008. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the foregoing financial ratios.

2008 Notes

The 2008 Notes bear interest at the rate of 7.875% per annum, which accrues from June 11, 2008 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2008. The 2008 Notes mature on June 15, 2016, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(7) Long-Term Debt (continued)

SGI may redeem some or all of the 2008 Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the 2008 Notes, plus accrued and unpaid interest, if any, to the date of redemption and a “make whole” premium calculated as set forth in the Notes. SGI may redeem some or all of the 2008 Notes for cash at any time on or after June 15, 2012 at redemption prices equal to 103.938%, 101.969% and 100% of the principal amount thereof if redeemed during the 12-month periods commencing on June 15 of 2012, 2013, and 2014 and thereafter, respectively, plus, in each case, accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to June 15, 2011, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2008 Notes at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company. Additionally, if a holder of 2008 Notes is required to be licensed or found qualified under any applicable gaming laws or regulations and that holder does not become so licensed or found qualified or suitable, then SGI will have the right to, subject to certain notice provisions set forth in the Indenture, (1) require that holder to dispose of all or a portion of those 2008 Notes or (2) redeem the 2008 Notes of that holder at a redemption price calculated as set forth in the Notes.

Upon the occurrence of a change of control (as defined in the Indenture), SGI must make an offer to purchase the 2008 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the Indenture) and subject to the limitations contained in the Indenture, SGI must make an offer to purchase certain amounts of the 2008 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the Indenture, at a purchase price equal to 100% of the principal amount of the 2008 Notes to be repurchased, plus accrued interest to the date of repurchase. SGI is not required to make any mandatory redemption or sinking fund payments with respect to the 2008 Notes.

The 2008 Notes are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt, and rank senior to all of SGI’s future debt that is expressly subordinated to the 2008 Notes. The 2008 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of our 100%-owned domestic subsidiaries (other than SGI). The guarantees of the 2008 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2008 Notes. The 2008 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2008 Notes were issued in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act. Under the terms of a registration rights agreement, we and SGI agreed, for the benefit of the holders of the 2008 Notes, to use our commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 2008 Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the 2008 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). If applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI will use its commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2008 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2008 Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the registration rights agreement.

If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before March 11, 2009, the annual interest rate borne by the 2008 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2008 Notes were originally issued.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(7) Long-Term Debt (continued)

Other Debt

Our 2004 Notes in an aggregate principal amount of $200,000 and our Convertible Debentures in an aggregate principal amount of $273,782 remain outstanding. Please see our 2007 Annual Report on Form 10-K for descriptions of the 2004 Notes and the Convertible Debentures.

Short-term debt includes approximately $46,900 of unsecured borrowings, denominated in Chinese Renminbi Yuan (“RMB”), from two banks in China. The borrowings have maturity dates of less than one year and interest rates ranging from 6.2% to 7.8%, which is 95% to 105% of the rate set by the People’s Bank of China for similar type loans. The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings. Proceeds from the borrowings are being used to procure and install our terminal validation network in China.

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of June 30, 2008 and December 31, 2007. Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2008
Amortizable intangible assets:
Patents	$10,770	(2,486)	8,284
Customer lists	31,999	(14,102)	17,897
Customer service contracts	4,335	(2,647)	1,688
Licenses	49,618	(29,740)	19,878
Intellectual property	22,115	(12,198)	9,917
Lottery contracts	26,005	(22,643)	3,362
	144,842	(83,816)	61,026
Non-amortizable intangible assets:
Trade name	38,964	(2,118)	36,846
Connecticut off-track betting system operating right	35,608	(8,319)	27,289
	74,572	(10,437)	64,135
Total intangible assets	$219,414	(94,253)	125,161

Balance as of December 31, 2007
Amortizable intangible assets:
Patents	$10,309	(2,135)	8,174
Customer lists	37,454	(17,164)	20,290
Customer service contracts	4,078	(2,358)	1,720
Licenses	45,603	(24,614)	20,989
Intellectual property	22,176	(9,542)	12,634
Lottery contracts	26,776	(20,756)	6,020
	146,396	(76,569)	69,827
Non-amortizable intangible assets:
Trade name	38,981	(2,118)	36,863
Connecticut off-track betting system operating right	34,659	(8,319)	26,340
	73,640	(10,437)	63,203
Total intangible assets	$220,036	(87,006)	133,030

The aggregate intangible amortization expense for the three and six months ended June 30, 2008 was approximately $7,000 and $14,900, respectively. The aggregate intangible amortization expense for the three and six months ended June 30, 2007 was approximately $8,400 and $15,700, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2007 to June 30, 2008.  In 2008, we recorded (a) a $2,208 increase in goodwill associated with the acquisition of OGT, (b) a $115 increase in goodwill associated with the acquisition of Games Media Limited (“Games Media”), and (c) an increase in goodwill of $7,714 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2007	$328,719	194,519	193,618	716,856
Adjustments	4,169	6,294	(426)	10,037
Balance as of June 30, 2008	$332,888	200,813	193,192	726,893

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

The following table sets forth the combined amount of net periodic benefit cost recognized for three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Components of net periodic pension benefit cost:
Service cost	$713	$697	$1,426	$1,173
Interest cost	1,366	1,070	2,732	1,845
Expected return on plan assets	(1,440)	(1,192)	(2,880)	(2,060)
Amortization of actuarial gains/losses	280	256	560	496
Amortization of transition asset	—	(23)	—	(23)
Amortization of prior service costs	11	25	22	36
Net periodic cost	$930	$833	$1,860	$1,467

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(10) Income Taxes

The effective tax rates of 29.8% and 29.9%, respectively, for the three and six months ended June 30, 2008 were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.  The effective tax rate for the three and six months ended June 30, 2007 of 27.6% was determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended June 30, 2008 and during the fiscal year ended December 31, 2007:

	Three Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2008	2007
Shares outstanding as of beginning of period	92,581	91,628
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	176	1,786
Other shares issued	—	10
Shares repurchased into treasury stock	—	(10)
Shares outstanding as of end of period	92,757	93,414

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation

As of June 30, 2008, we had approximately 2,522 shares available for grants of equity awards under our equity-based compensation plans, of which approximately 1,275 shares were available for grants of restricted stock units (“RSUs”).

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during 2008 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	6,132	6.1	$20.13	$81,575
Granted	1,065		21.84	—
Exercised	(74)		9.32	871
Cancelled	(103)		26.56	—
Options outstanding as of March 31, 2008	7,020	6.4	$20.41	$31,770
Granted	513		25.63	—
Exercised	(132)		15.96	2,082
Canceled	(8)		26.78	—
Options outstanding as of June 30, 2008	7,393	6.5	$20.85	$70,143

Options exercisable as of June 30, 2008	3,442	4.6	$15.09	$51,344

The weighted-average grant date fair value of options granted during the three months ended June 30, 2008 was $12.58.  The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $8.96.  For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $3,400 and $7,500, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $2,200, respectively.  For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $2,300 and $6,200, respectively, related to the vesting of stock options and the related tax benefit of approximately $600 and $1,700, respectively.
 As of June 30, 2008, we had unearned compensation of approximately $33,800 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2008 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2007	1,222	$32.02
Granted	450	$22.01
Vested	(127)	$32.20
Cancelled	(22)	$28.28
Non-vested units as of March 31, 2008	1,523	$29.18
Granted	314	$28.76
Vested	(36)	$36.66
Canceled	(1)	$24.60
Non-vested units as of June 30, 2008	1,800	$28.97

For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $4,200 and $8,600, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,300 and $2,600, respectively.  For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $2,600 and $5,800, respectively, related to the vesting of RSUs and the related tax benefit of approximately $700 and $1,600, respectively.  As of June 30, 2008, we had unearned compensation of approximately $42,200 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement and the 2008 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes and our Convertible Debentures, which were issued by our Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of June 30, 2008 and December 31, 2007 and for the three and six months ended  June 30, 2008 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2008

 (Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$114,290	(330)	(6,222)	70,092	—	177,830
Accounts receivable, net	—	104,847	49,757	71,181	—	225,785
Inventories	—	35,638	24,332	29,985	(425)	89,530
Other current assets	34,929	3,951	10,788	31,445	—	81,113
Property and equipment, net	5,696	185,119	131,070	296,909	(599)	618,195
Investment in subsidiaries	847,277	331,802	28,633	273,733	(1,481,445)	—
Goodwill	183	279,720	67,743	379,247	—	726,893
Intangible assets	—	47,342	53,488	24,331	—	125,161
Other assets	111,131	79,553	24,457	114,797	(6,101)	323,837
Total assets	$1,113,506	1,067,642	384,046	1,291,720	(1,488,570)	2,368,344

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	6,875	—	47,384	—	54,259
Current liabilities	28,198	53,589	41,807	92,620	—	216,214
Long-term debt, excluding current installments	473,782	743,125	—	1,218	—	1,218,125
Other non-current liabilities	70,319	18,494	14,217	46,996	6	150,032
Intercompany balances	(188,507)	81,414	(83,753)	190,846	—	—
Stockholders’ equity	729,714	164,145	411,775	912,656	(1,488,576)	729,714
Total liabilities and stockholders’ equity	$1,113,506	1,067,642	384,046	1,291,720	(1,488,570)	2,368,344

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$955	(119)	(268)	28,835	—	29,403
Accounts receivable, net	—	87,154	57,000	58,920	—	203,074
Inventories	—	45,717	20,187	27,086	(425)	92,565
Other current assets	30,940	8,193	6,345	27,357	—	72,835
Property and equipment, net	5,014	174,755	129,601	252,854	(600)	561,624
Investment in subsidiaries	724,263	308,079	2,264	214,825	(1,249,431)	—
Goodwill	(162)	295,875	49,557	371,586	—	716,856
Intangible assets	—	49,878	53,995	29,157	—	133,030
Other assets	96,477	77,458	21,692	101,126	(6,101)	290,652
Total assets	$857,487	1,046,990	340,373	1,111,746	(1,256,557)	2,100,039

Liabilities and stockholders’ equity
Current installments of long-term debt	$4,500	—	—	442	—	4,942
Current liabilities	32,916	34,438	54,652	90,464	102	212,572
Long-term debt, excluding current installments	1,071,282	—	—	1,343	—	1,072,625
Other non-current liabilities	56,087	30,111	17,423	45,058	6	148,685
Intercompany balances	(968,513)	815,678	(57,647)	210,482	—	—
Stockholders’ equity	661,215	166,763	325,945	763,957	(1,256,665)	661,215
Total liabilities and stockholders’ equity	$857,487	1,046,990	340,373	1,111,746	(1,256,557)	2,100,039

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	136,502	42,992	127,077	(602)	305,969
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	111,757	(2,169)	73,277	(622)	182,243
Selling, general and administrative expenses	15,250	15,878	4,370	13,567	(15)	49,050
Depreciation and amortization	280	12,820	7,489	14,519	—	35,108
Operating income	(15,530)	(3,953)	33,302	25,714	35	39,568
Interest expense	10,596	3,032	10	781	—	14,419
Other income	(11,867)	(6,531)	3,937	(1,756)	35	(16,182)
Income (loss) before equity in income of subsidiaries, and income taxes	(14,259)	(454)	29,355	26,689	—	41,331
Equity in income of subsidiaries	50,048	27,002	—	—	(77,050)	—
Income tax expense	6,793	3,110	69	2,363	—	12,335
Net income	$28,996	23,438	29,286	24,326	(77,050)	28,996

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

 Three Months Ended June 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	118,821	49,282	102,492	(1,018)	269,577
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	59,661	32,021	65,471	(999)	156,154
Selling, general and administrative expenses	975	12,231	16,762	10,561	(34)	40,495
Depreciation and amortization	—	14,513	6,504	11,239	—	32,256
Operating income	(975)	32,416	(6,005)	15,221	15	40,672
Interest expense	13,991	184	24	75	—	14,274
Other income	2,355	6,959	(21,235)	852	15	(11,054)
Income (loss) before equity in income of subsidiaries, and income taxes	(17,321)	25,273	15,206	14,294	—	37,452
Equity in income (loss) of subsidiaries	53,773	(4,047)	—	—	(49,726)	—
Income tax expense	9,345	46	31	923	—	10,345
Net income	$27,107	21,180	15,175	13,371	(49,726)	27,107

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

 Six Months Ended June 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	256,234	78,787	229,938	(1,983)	562,976
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	204,560	(9,584)	136,477	(1,988)	329,465
Selling, general and administrative expenses	31,108	32,272	8,381	27,112	(35)	98,838
Depreciation and amortization	549	25,674	15,774	27,615	—	69,612
Operating income	(31,657)	(6,272)	64,216	38,734	40	65,061
Interest expense	24,215	3,086	30	972	—	28,303
Other income	(12,810)	(21,992)	3,561	(1,790)	40	(32,991)
Income (loss) before equity in income of subsidiaries, and income taxes	(43,062)	12,634	60,625	39,552	—	69,749
Equity in income of subsidiaries	106,261	57,541	—	—	(163,802)	—
Income tax expense	14,296	3,109	295	3,146	—	20,846
Net income	$48,903	67,066	60,330	36,406	(163,802)	48,903

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

 Six Months Ended June 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	236,692	91,340	187,149	(3,338)	511,843
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	119,295	58,880	120,431	(3,220)	295,386
Selling, general and administrative expenses	1,847	25,246	34,472	18,208	(133)	79,640
Depreciation and amortization	—	28,640	11,778	20,917	—	61,335
Operating income	(1,847)	63,511	(13,790)	27,593	15	75,482
Interest expense	26,542	395	87	142	—	27,166
Other income	2,145	(5,004)	(20,984)	505	15	(23,323)
Income (loss) before equity in income of subsidiaries, and income taxes	(30,534)	68,120	7,107	26,946	—	71,639
Equity in income (loss) of subsidiaries	100,426	(1,920)	—	—	(98,506)	—
Income tax expense	18,026	49	61	1,637	—	19,773
Net income	$51,866	66,151	7,046	25,309	(98,506)	51,866

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(Unaudited, in thousands)

				Non-
	Parent		Guarantor	Guarantor	Eliminating
	Company	SGI	Subsidiaries	Subsidiaries	Entries	Consolidated
Net cash provided by operating activities	$(33,134)	23,716	77,438	44,388	—	112,408

Cash flows from investing activities:
Capital and wagering systems expenditures	(593)	(28,080)	(11,831)	(58,669)	—	(99,173)
Business acquisitions, net of cash acquired	—	—	(6,373)	(1,584)	—	(7,957)
Other assets and investments	7,972	(7,671)	(32,323)	(71,134)	80,426	(22,730)
Net cash provided by (used in) investing activities	7,379	(35,751)	(50,527)	(131,387)	80,426	(129,860)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(602,000)	749,992	—	45,980	—	193,972
Net proceeds from stock issue	(6,042)	3,817	(2,318)	87,522	(80,691)	2,288
Purchase of treasury stock	(18,017)	—	—	—	—	(18,017)
Payment of financing fees	—	(14,190)	—	—	—	(14,190)
Other, principally intercompany balances	765,148	(727,794)	(30,545)	(7,074)	265	—
Net cash provided by (used in) financing activities	139,089	11,825	(32,863)	126,428	(80,426)	164,053

Effect of exchange rate changes on cash	—	—	—	1,826	—	1,826

Increase (decrease) in cash and cash equivalents	113,334	(210)	(5,952)	41,255	—	148,427
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403
Cash and cash equivalents, end of period	$114,289	(329)	(6,220)	70,090	—	177,830

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(14,731)	68,328	7,359	32,455	—	93,411

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(13,127)	(11,326)	(56,439)	—	(80,892)
Business acquisitions, net of cash acquired	—	—	(54,106)	(47,787)	—	(101,893)
Other assets and investments	(155,725)	(10,729)	(9,383)	(111,953)	249,094	(38,696)
Net cash provided by (used in) investing activities	(155,725)	(23,856)	(74,815)	(216,179)	249,094	(221,481)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	117,250	—	—	(389)	—	116,861
Net proceeds from stock issue	10,814	(83,000)	135,009	197,092	(249,101)	10,814
Other, principally intercompany balances	42,392	34,600	(69,682)	(7,299)	(11)	—
Net cash provided by (used in) financing activities	170,456	(48,400)	65,327	189,404	(249,112)	127,675

Effect of exchange rate changes on cash	—	—	2	395	18	415

Increase (decrease) in cash and cash equivalents	—	(3,928)	(2,127)	6,075	—	20
Cash and cash equivalents, beginning of period	—	(1,686)	5,756	23,721	—	27,791
Cash and cash equivalents, end of period	$—	(5,614)	3,629	29,796	—	27,811

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and six months ended June 30, 2008, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period.  The acquisition of OGT in May 2007 affects the comparability of operations for the three and six month periods ended June 30, 2008 and 2007.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues.  Additionally, the fourth quarter is the weakest quarter for Global Draw Limited (“Global Draw”) due to reduced wagering during the holiday season.  Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions and any Powerball jackpot activity in the quarter. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, inventory ticket levels, lottery retail sales and general economic conditions.

Background

We operate primarily in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our revenues consist of two major components: services revenues and sales revenues.

Printed Products Group

We provide instant tickets and related services. Instant ticket and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 80 licensed brand products, including Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Hasbro®, Corvette®, World Poker Tour® and Deal or No Deal™. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

We are a worldwide manufacturer of prepaid phone cards, which entitle cellular phone users to a defined value of airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.

Prepaid phone cards utilize the secure process that we employ in the production of instant lottery tickets. This helps to ensure the integrity and reliability of the product, thus providing consumers in more than 50 countries with access to prepaid cellular phone service.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following analysis compares the results of operations for the quarter ended June 30, 2008 to the results of operations for the quarter ended June 30, 2007.

Overview

Revenue Analysis

For the quarter ended June 30, 2008, total revenue was $306.0 million compared to $269.6 million for the quarter ended June 30, 2007, an increase of $36.4 million or 14%. Our service revenue for the quarter ended June 30, 2008 was $264.7 million compared to $234.7 million for the quarter ended June 30, 2007, an increase of $30.0 million, or 13%. The increase was primarily attributable to an additional month of service revenue from OGT, which was acquired in May 2007 ($8.8 million), a full three months of instant lottery tickets in China in late March 2008 ($11.7 million), increased sales of instant tickets in other venues, increased revenue from our licensed games ($3.5 million) and increased revenue from instant ticket validation services in China ($6.4 million), partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($5.0 million).  Our sales revenue for the quarter ended June 30, 2008 was $41.3 million compared to $34.9 million in the quarter ended June 30, 2007, an increase of $6.4 million or 18%. The increase primarily reflects the sale of Wave™ terminals in Italy ($9.4 million), the sale of instant ticket vending machines in Pennsylvania, the sale of VLTs to West Virginia and an up-front license of game software by Global Draw.  The increase in sales revenue was partially offset by decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.

Expense Analysis

Cost of services of $152.5 million for the quarter ended June 30, 2008 was $22.8 million or 18% higher than for the quarter ended June 30, 2007. The increase was primarily due to the sale of instant lottery tickets in China including costs for air freight and duty on delivery of instant lottery tickets to China and costs resulting from the increase in revenues from instant tickets and licensed games.  Cost of sales of $29.7 million for the quarter ended June 30, 2008 was $3.2 million or 12% higher than the quarter ended June 30, 2007 primarily reflecting increased costs associated with the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLTs to West Virginia, partially offset by reduced costs as a result of the restructuring of our phone card manufacturing in the U.K., lower costs as a result of a decline in sales in Germany and reduced sales from Games Media.

Selling, general and administrative expense of $49.1 million for the quarter ended June 30, 2008 was $8.6 million or 21% higher than for the quarter ended June 30, 2007. The increase was primarily attributable to increased research and development costs, increased legal, compliance and business development costs, our expanded business in China, increased stock-based compensation expense and increased costs from the Global Draw earn-out ($1.7 million).  The increase was partially offset by reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $35.1 million for the quarter ended June 30, 2008 increased $2.8 million or 9% from the same period in 2007, primarily due to increased costs associated with our new printing press in Georgia and increased depreciation from Global Draw.  The increase was partially offset by decreased amortization on licensed property contracts, reduced depreciation from ILC as a result of our disposal of the business in January 2008 and reduced amortization on the South Carolina and Korea contracts.

Interest expense of $14.4 million for the quarter ended June 30, 2008 increased $0.1 million or 1% from the same period in 2007, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the Italian joint venture Consorzio Lotterie Nazionali (“CLN”) in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of Roberts Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the quarter ended June 30, 2008, our share of CLN’s income totaled $15.8 million compared to $10.4 million in the quarter ended June 30, 2007. The increase in income for the quarter ended June 30, 2008 reflects continued growth of instant ticket sales in Italy.  For the quarter ended June 30, 2008, our share of the earnings of RCN was $0.9 million and our share of the earnings of Guard Libang was $1.4 million.

Early extinguishment of long-term debt of $3.0 million for the three months ended June 30, 2008 reflects the write off of unamortized deferred financing fees related to the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”), which was extinguished and replaced with the agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto.

Income tax expense was $12.3 million for the quarter ended June 30, 2008 versus $10.3 million for the quarter ended June 30, 2007.  The effective income tax rates for the quarters ended June 30, 2008 and 2007 were approximately 29.8% and 27.6% respectively.  The increase in the effective income tax rate was primarily due to higher U.S. income taxes in the second quarter of 2008.

Segment Overview

Printed Products

For the quarter ended June 30, 2008, total revenue for Printed Products was $155.3 million compared to $137.0 million in the quarter ended June 30, 2007, an increase of $18.3 million or 13%. For the quarter ended June 30, 2008, service revenue for Printed Products was $146.8 million compared to $127.0 million in the corresponding period in the prior year, an increase of $19.8 million or 16%. The increase was primarily attributable to an additional month of service revenue from OGT, which was acquired in May 2007 ($8.8 million) and the sale of instant lottery tickets in China ($11.7 million), increased sales of instant lottery tickets in other venues and increased revenue from our licensed games, partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($5.0 million).

Printed Products sales revenue for the quarter ended June 30, 2008 was $8.5 million compared to $10.1 million for the quarter ended June 30, 2007, a decrease of $1.6 million or 16%. The decrease was primarily the result of a decrease in sales in Germany.

Cost of services of $87.4 million for the quarter ended June 30, 2008 was $16.5 million or 23% higher than from the same period in 2007. The increase was primarily due to the sale of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China and costs resulting from the increase in revenues from instant lottery tickets and licensed games.

Cost of sales of $5.6 million for the quarter ended June 30, 2008 was $2.8 million or 33% lower than for the quarter ended June 30, 2007 primarily due to reduced costs as a result of the restructuring of our phone card manufacturing in the U.K. and lower costs as a result of a decline in sales in Germany.

Selling, general and administrative expense of $15.8 million for the quarter ended June 30, 2008 was $0.1 million or 1% higher than in the quarter ended June 30, 2007.  The increase was primarily attributable to increased legal, compliance and business development costs, our expanded business in China and increased stock-based compensation expense, partially offset by reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $9.5 million for the quarter ended June 30, 2008 decreased $0.6 million or 6% lower compared to the quarter ended June 30, 2007, primarily due to decreased amortization on licensed property contracts and reduced depreciation from ILC as a result of our disposal of the business in January 2008, partially offset by increased costs associated with our new printing press in Georgia.

Lottery Systems

For the quarter ended June 30, 2008, total revenue for Lottery Systems was $85.8 million compared to $63.3 million in the quarter ended June 30, 2007, an increase of $22.5 million or 36%. Lottery Systems service revenue for the quarter ended June 30, 2008 was $61.3 million compared to $52.8 million for the quarter ended June 30, 2007, an increase of $8.5 million or 16%. The increase was primarily due to increased revenue from instant ticket validation services in China ($6.4 million), an increase in service revenues resulting from favorable exchange rate changes in Europe, and higher jackpots domestically.

Lottery Systems sales revenue for the quarter ended June 30, 2008 was $24.5 million compared to $10.5 million for the quarter ended June 30, 2007, an increase of $14.0 million.  The increase was primarily due to the sale of Wave™ terminals in Italy ($9.4 million), the sale of instant ticket vending machines in Pennsylvania and the sale of VLTs to West Virginia.

Cost of services of $31.2 million for the quarter ended June 30, 2008 was $3.1 million or 11% higher than in the quarter ended June 30, 2007. The increase was primarily due to costs associated with our new online contract in Connecticut and increased costs on international Lottery Systems contracts.

Cost of sales of $20.9 million for the quarter ended June 30, 2008 was $15.0 million higher than in the quarter ended June 30, 2007, primarily due to costs associated with the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLTs to West Virginia.

Selling, general and administrative expense of $9.6 million for the quarter ended June 30, 2008 was $2.3 million or 32% higher than in the quarter ended June 30, 2007.  The increase was primarily attributable to increased legal, compliance and business development costs, our expanded business in China and increased stock-based compensation expense.

Depreciation and amortization expense of $15.4 million for the quarter ended June 30, 2008 increased $0.2 million or 1% as compared to the quarter ended June 30, 2007, primarily due to increased amortization of deferred installation costs for our Lottery Systems contract in Mexico, partially offset by reduced amortization on the South Carolina and Korea contracts.

Diversified Gaming

For the quarter ended June 30, 2008, total revenue for Diversified Gaming was $64.8 million compared to $69.3 million in the quarter ended June 30, 2007, a decrease of $4.5 million or 6%. Diversified Gaming service revenue for the three months ended June 30, 2008 was $56.5 million compared to $54.9 million for the quarter ended June 30, 2007, an increase of $1.6 million or 3%. The increase in service revenue primarily reflects increased revenue from Global Draw, partially offset by lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure and decreased revenue from our venue management business due to lower dollars wagered, or handle.

The Diversified Gaming sales revenue for the quarter ended June 30, 2008 was $8.3 million compared to $14.4 million in the same quarter in the prior year, a decrease of $6.1 million or 42%.  The decrease was primarily due to decreased sales from Games Media ($10.1 million) reflecting the expected decline in sales of analog AWP terminals, as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.  The decrease was partially offset by an up-front license of game software by Global Draw.

Cost of services of $34.0 million for the quarter ended June 30, 2008 was $3.2 million or 10% higher than for the quarter ended June 30, 2007. The increase was primarily due to cost associated with increased revenue from Global Draw and increased costs associated with our domestic pari-mutuel business.  The increase was partially offset by a decline in costs on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure and reduced costs from our venue management business.

Cost of sales of $3.2 million for the quarter ended June 30, 2008 was $9.0 million or 74% lower than for the quarter ended June 30, 2007, primarily due to reduced sales from Games Media.

Selling, general and administrative expense of $7.3 million for the quarter ended June 30, 2008 was $2.1 million or 40% higher than for the quarter ended June 30, 2007. The increase was primarily due to increased costs from the Global Draw earn-out ($1.7 million) and increased costs from Games Media.

Depreciation and amortization expense of $10.0 million for the quarter ended June 30, 2008 increased $3.3 million or 49% from the quarter ended June 30, 2007, primarily due to increased depreciation from Global Draw and Games Media plus increased depreciation from our domestic pari-mutuel business.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following analysis compares the results of operations for the six months ended June 30, 2008 to the results of operations for the six months ended June 30, 2007.

Overview

Revenue Analysis

For the six months ended June 30, 2008, total revenue was $563.0 million compared to $511.8 million for the six months ended June 30, 2007, an increase of $51.2 million or 10%. Our service revenue for the six months ended June 30, 2008 was $498.6 million compared to $445.7 million for the six months ended June 30, 2007, an increase of $52.9 million, or 12%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the launch of instant lottery tickets in China ($12.8 million), increased sales to Italy and other venues and revenue from instant ticket validation services in China ($6.4 million).  The increase in service revenue was partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($9.6 million).  Our sales revenue for the six months ended June 30, 2008 was $64.4 million compared to $66.2 million in the six months ended June 30, 2007, a decrease of $1.8 million or 3%. The decrease primarily reflects decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, the absence of a one-time sale of ticket checker machines in Canada during the first six months of 2007 and a decline in phone card sales.  The decrease was partially offset by the sale of Wave™ terminals in Italy ($9.4 million), Lottery Systems sales in Hungary and Norway, the sale of instant ticket vending machines in Pennsylvania, the sale of VLTs to West Virginia and an up-front license of game software by Global Draw.

Expense Analysis

Cost of services of $282.9 million for the six months ended June 30, 2008 was $36.5 million or 15% higher than for the six months ended June 30, 2007. The increase was primarily related to a full six months of costs from OGT, which was acquired in May 2007, and the launch of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China and costs resulting from the increased sales of instant lottery tickets in Italy and other venues.  Cost of sales of $46.6 million for the six months ended June 30, 2008 was $2.3 million or 5% lower than the six months ended June 30, 2007 primarily reflecting the decreased level of phone card sales, lower costs as a result of a decline in sales in Germany, a reduction in cost as a result of the absence of a one-time sale of instant ticket checker machines in Canada during the first six months of 2007 and reduced sales from Games Media.  The decrease was partially offset by costs associated with the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLTs in West Virginia.

Selling, general and administrative expense of $98.8 million for the six months ended June 30, 2008 was $19.2 million or 24% higher than for the six months ended June 30, 2007.  The increase was primarily attributable to costs from OGT, which was acquired in May 2007, increased expense associated with the restructuring of phone card manufacturing in the U.K. ($3.1 million), increased costs from the Global Draw earn-out ($3.3 million), our expanded business in China, increased stock-based compensation costs and increased legal, compliance and business development costs.  The increase was partially offset by reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $69.6 million for the six months ended June 30, 2008 increased $8.3 million or 14% from the same period in 2007, primarily due to increased costs associated with our new printing press in Georgia, increased depreciation from Global Draw and increased depreciation from our domestic pari-mutuel business.  The increase was partially offset by reduced amortization on the South Carolina and Korea contracts.

Interest expense of $28.3 million for the six months ended June 30, 2008 increased $1.1 million or 4% from the same period in 2007, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from CLN in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN and our interest in Guard Libang. For the six months ended June 30, 2008, our share of CLN’s income totaled $31.0 million compared to $22.0 million in the six months ended June 30, 2007. The increase in income for the six months ended June 30, 2008 reflects continued growth of instant ticket sales in Italy.  For the six months ended June 30, 2008, our share of the earnings of RCN was $1.9 million and our share of the earnings of Guard Libang was $2.3 million.

Early extinguishment of long-term debt of $3.0 million for the six months ended June 30, 2008 reflects the write off of unamortized deferred financing fees related to the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, which was terminated and replaced with the credit agreement, dated as of June 9, 2008, among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto.

Income tax expense was $20.8 million for the six months ended June 30, 2008 versus $19.8 million for the six months ended June 30, 2007.  The effective income tax rates for the six months ended June 30, 2008 and 2007 were approximately 29.9% and 27.6% respectively.  The increase in the effective income tax rate was primarily due to higher U.S. income taxes in the first six months of 2008.

Segment Overview

Printed Products

For the six months ended June 30, 2008, total revenue for Printed Products was $291.2 million compared to $250.9 million in the six months ended June 30, 2007, an increase of $40.3 million or 16%. For the six months ended June 30, 2008, service revenue for Printed Products was $274.0 million compared to $231.6 million in the corresponding period in the prior year, an increase of $42.4 million or 18%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the launch of instant lottery tickets in China ($12.8 million) and increased sales in Italy and other venues, partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the fourth quarter 2007 ($9.6 million).

Printed Products sales revenue for the six months ended June 30, 2008 was $17.2 million compared to $19.4 million for the six months ended June 30, 2007, a decrease of $2.2 million or 11%. The decrease was primarily the result of a continuing decline in phone card prices and volumes reflecting a market shift to lower priced products plus a decrease in sales in Germany.

Cost of services of $158.2 million for the six months ended June 30, 2008 was $31.7 million or 25% higher than from the same period in 2007. The increase was primarily due to a full six months of costs from OGT which was acquired in May 2007, the launch of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China, and increased sales of instant lottery tickets in Italy and other venues, partially offset by reduced costs from ILC as a result of our disposal of the business in January 2008.

Cost of sales of $11.9 million for the six months ended June 30, 2008 was $4.1 million or 26% lower than for the six months ended June 30, 2007 primarily due to the decreased level of phone card sales plus lower costs as a result of a decline in sales in Germany.

Selling, general and administrative expense of $33.5 million for the six months ended June 30, 2008 was $6.3 million or 23% higher than for the six months ended June 30, 2007.  The increase was primarily attributable to costs from OGT, which was acquired in May 2007, increased expense associated with the restructuring of phone card manufacturing in the U.K. ($3.1 million), increased costs from our business in China, increased stock-based compensation costs and increased legal, compliance and business development costs.  The increase was partially offset by reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $19.5 million for the six months ended June 30, 2008 increased $1.0 million or 5% compared to the six months ended June 30, 2007, primarily due to increased costs associated with our new printing press in Georgia, partially offset by reduced depreciation from our U.K. operations.

Lottery Systems

For the six months ended June 30, 2008, total revenue for Lottery Systems was $148.2 million compared to $128.7 million for the six months ended June 30, 2007, an increase of $19.5 million or 15%.  Lottery Systems service revenue for the six months ended June 30, 2008 was $116.0 million compared to $107.1 million for the six months ended June 30, 2007, an increase of $8.9 million or 8%.  The increase was primarily due to increased revenue from instant ticket validation services in China ($6.4 million), revenue from our Lottery Systems contract in Norway and an increase in service revenues resulting from favorable exchange rate changes in Europe.

Lottery Systems sales revenue for the six months ended June 30, 2008 was $32.3 million compared to $21.5 million for the six months ended June 30, 2007, an increase of $10.8 million or 50%.  The increase was primarily due to the sale of Wave™ terminals in Italy ($9.4 million), Lottery Systems sales in Hungary and Norway, the sale of instant ticket vending machines in Pennsylvania, the sale of VLTs to West Virginia and an increase in sales resulting from favorable exchange rate changes in Europe.

The increase was partially offset by the absence of a one-time sale of ticket checker machines in Canada during the first six months of 2007 and decreased sales of hardware in Germany.

Cost of services of $59.8 million for the six months ended June 30, 2008 was $2.3 million or 4% higher than in the six months ended June 30, 2007. The increase was primarily due to costs associated with the Lottery Systems contract in Norway, costs associated with the new online contract in Connecticut and increased costs on the Mexico contract.  The increase was partially offset by a decrease in cost on maintenance contracts in Germany.

Cost of sales of $26.8 million for the six months ended June 30, 2008 was $14.7 million higher than in the six months ended June 30, 2007, primarily due to costs associated with the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLTs to West Virginia.  The increase was partially offset by a reduction in cost as a result of the absence of a one-time sale of instant ticket checker machines in Canada during the first six months of 2007.

Selling, general and administrative expense of $18.9 million for the six months ended June 30, 2008 was $3.6 million or 24% higher than for the six months ended June 30, 2007.  The increase was primarily attributable to increased legal, compliance and business development costs, our expanded business in China, and increased stock based-compensation costs.

Depreciation and amortization expense of $30.4 million for the six months ended June 30, 2008 increased $1.0 million or 3% compared to the six months ended June 30, 2007, primarily due to increased amortization of deferred installation costs for our Lottery Systems contract in Mexico, partially offset by reduced amortization on our South Carolina and Korea contracts.

Diversified Gaming

For the six months ended June 30, 2008, total revenue for Diversified Gaming was $123.5 million compared to $132.2 million in the six months ended June 30, 2007, a decrease of $8.7 million or 7%. Diversified Gaming service revenue for the first six months of 2008 was $108.6 million compared to $106.9 million for the six months ended June 30, 2007, an increase of $1.7 million or 2%. The increase in service revenue primarily reflects increased revenue from Global Draw, partially offset by lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower revenue due to the loss of our Woodbine contract in Canada and decreased revenue from our venue management business due to lower handle.

The Diversified Gaming sales revenue for the six months ended June 30, 2008 was $14.9 million compared to $25.3 million for the same six months in the prior year, a decrease of $10.4 million or 41%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.  The decrease was partially offset by an up-front license of game software by Global Draw.

Cost of services of $64.9 million for the six months ended June 30, 2008 was $2.5 million or 4% higher than for the six months ended June 30, 2007. The increase was primarily due to costs associated with increased revenue from Global Draw and increased costs associated with our domestic pari-mutuel business, partially offset by a decline in costs from our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower costs as a result of the loss of our Woodbine contract in Canada and lower costs from our venue management business.

Cost of sales of $7.9 million for the six months ended June 30, 2008 was $12.9 million or 62% lower than for the six months ended June 30, 2007, primarily due to reduced sales from Games Media.

Selling, general and administrative expense of $14.0 million for the six months ended June 30, 2008 was $3.4 million or 32% higher than for the six months ended June 30, 2007. The increase was primarily due to increased costs from the Global Draw earn-out ($3.3 million) and increased costs from Games Media, partially offset by lower legal and marketing costs.

Depreciation and amortization expense of $19.3 million for the six months ended June 30, 2008 increased $6.3 million or 48% from the six months ended June 30, 2007, primarily due to increased depreciation from Global Draw and Games Media plus increased depreciation from our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company’s debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company.  We and our wholly owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into a credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto.  The Credit Agreement replaces the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”).  All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated.  In addition, on June 11, 2008, SGI issued $200.0 million of 7.875% senior subordinated notes due 2016 (the “2008 Notes”).   The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 (the “Indenture”)

among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and the trustee.  In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13.0 million was paid to certain financial institutions in the form of fees and initial purchasers’ discounts.

Credit Agreement

The Credit Agreement provides for a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $550.0 million senior secured term loan credit facility (the “Term Loan”).  Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the Revolver, or a combination thereof, in a maximum aggregate amount of $200.0 million at a later date.

Amounts under the Revolver may be borrowed, repaid and reborrowed by SGI from time to time until maturity.  The Credit Agreement will terminate on June 9, 2013, provided that the Revolver and the Term Loan will both mature on March 1, 2010 unless one of the following conditions is met:

•	the right of holders of our 0.75% Convertible Senior Subordinated Debentures due 2024 (the “Convertible Debentures”) to require the repurchase of their Convertible Debentures is eliminated;

•

such Convertible Debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge all payment obligations with respect to such Convertible Debentures); or

•

the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of such Convertible Debentures then outstanding plus $50.0 million.

The Revolver and the Term Loan will both mature on September 15, 2012, unless one of the following conditions is met:

•

our 6.25% Senior Subordinated Notes due 2012 (the “2004 Notes”) are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge such notes); or

•

the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50,000.

Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than breakfunding costs), upon proper notice and subject to a minimum dollar requirement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI’s option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin.  The applicable margin varies based on the consolidated leverage ratio of the Company from 0.75% to 1.75% above the base rate for base rate loans, and 1.75% to 2.75% above LIBOR for LIBOR-based loans.  From the date of the Credit Agreement to the filing date of this Quarterly Report, the applicable margins for base rate loans and LIBOR-based loans were 1.50% and 2.50%, respectively.  During the term of the Credit Agreement, SGI will pay its lenders a fee equal to the product of 0.50% per annum and the unused portion of the Revolver.

We and our direct and indirect 100%-owned domestic subsidiaries (other than SGI) have provided a guarantee of the payment of SGI’s obligations under the Credit Agreement.  In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of our interest in the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock (or other equity interests) of the first-tier foreign subsidiaries of SGI and the guarantors.

The Credit Agreement contains covenants customary for financings of this type, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.  In addition, the Credit Agreement requires us to maintain the following financial ratios:

•                  a Consolidated Leverage Ratio as at the last day of a fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  4.25 to 1:00 (fiscal quarter ending June 30, 2008 through December 31, 2009)

•                  4.00 to 1:00 (fiscal quarter ending March 31, 2010 and thereafter)

“Consolidated Leverage Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness, determined on a consolidated basis and required to be reflected on our balance sheet in accordance with Generally Accepted Accounting Principles (“GAAP”)) on such day, to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

•                  a Consolidated Senior Debt Ratio as at the last day of a fiscal quarter not to exceed 2.50 to 1.00.

“Consolidated Senior Debt Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2004 Notes, the 2008 Notes, the Convertible Debentures and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

•                  a Consolidated Interest Coverage Ratio for any period of four consecutive fiscal quarters of at least 3.50 to 1.00 for any period of four consecutive fiscal quarters.

“Consolidated Interest Coverage Ratio” means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all outstanding indebtedness of the Company and its subsidiaries for such period.

For purposes of the foregoing, “Consolidated EBITDA” means, for any period, consolidated net income (or loss) of the Company and its subsidiaries for such period, determined in accordance with GAAP (excluding (a) the income (or deficit) of any entity accrued prior to the date it becomes a subsidiary of the Company or is merged into or consolidated with us or any of our subsidiaries, (b) the income (or deficit) of any entity (other than subsidiaries) in which we or our subsidiaries have an ownership interest, except to the extent such income is actually received by us or our subsidiaries through dividends or other distributions and (c) the undistributed earnings of any subsidiary (other than SGI) to the extent that the declaration or payment of dividends or similar distributions by such subsidiary is not at the time permitted by the terms of any contractual obligation (other than under the Credit Agreement or any related document) or requirement of law), plus, to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (1) income tax expense, (2) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (3) depreciation and amortization expense, (4) amortization of intangibles (including goodwill) and organization costs, (5) certain earn-out payments, (6) extraordinary charges or losses determined in accordance with GAAP, (7) non-cash stock-based compensation expenses, (8) certain expenses, charges or losses resulting from certain investments in Peru not to exceed $3,000 (9) the non-cash portion of any nonrecurring write-offs or write-downs as required in accordance with GAAP and (10) any advisory fees and related expenses in connection with permitted acquisitions, and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (i) interest income, (ii) any extraordinary income or gains determined in accordance with GAAP and (iii) any income or gains with respect to certain earn-out payments.

In addition, the Credit Agreement requires mandatory prepayments of the Term Loan with the net cash proceeds from (1) the incurrence of indebtedness by the Company or any of its subsidiaries (excluding certain permitted indebtedness) and (2)  the sale of assets that yields net cash proceeds to the Company or any of its subsidiaries in excess of $5.0 million (excluding certain permitted sales of assets) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any asset of the Company of its subsidiaries, subject to a reinvestment exclusion.

We were in compliance with our covenants as of June 30, 2008 and for the three months ended June 30, 2008.

As of June 30, 2008, we had approximately $178.5 million available for additional borrowing or letter of credit issuance under our Revolver.  There were no borrowings and $71.5 million in outstanding letters of credit under our Revolver as of June 30, 2008.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the foregoing financial ratios.

2008 Notes

The 2008 Notes bear interest at the rate of 7.875% per annum, which accrues from June 11, 2008 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2008.  The 2008 Notes mature on June 15, 2016, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

SGI may redeem some or all of the 2008 Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the 2008 Notes, plus accrued and unpaid interest, if any, to the date of redemption and a “make whole” premium calculated as set forth in the Notes.  SGI may redeem some or all of the 2008 Notes for cash at any time on or after June 15, 2012 at redemption prices equal to 103.938%, 101.969% and 100% of the principal amount thereof if redeemed during the 12-month periods commencing on June 15 of 2012, 2013, and 2014 and thereafter, respectively, plus, in each case, accrued and unpaid interest, if any, to the date of redemption.  In addition, at any time on or prior to June 15, 2011, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2008 Notes at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.  Additionally, if a holder of 2008 Notes is required to be licensed or found qualified under any applicable gaming laws or regulations and that holder does not become so licensed or found qualified or suitable, then SGI will have the right to, subject to certain notice provisions set forth in the Indenture, (1)  require that holder to dispose of all or a portion of those 2008 Notes or (2) redeem the 2008 Notes of that holder at a redemption price calculated as set forth in the Notes.

Upon the occurrence of a change of control (as defined in the Indenture), SGI must make an offer to purchase the 2008 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.  In addition, following an asset sale (as defined in the Indenture) and subject to the limitations contained in the Indenture, SGI must make an offer to purchase certain amounts of the 2008 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the Indenture, at a purchase price equal to 100% of the principal amount of the 2008 Notes to be repurchased, plus accrued interest to the date of repurchase.  SGI is not required to make any mandatory redemption or sinking fund payments with respect to the 2008 Notes.

The 2008 Notes are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt, and rank senior to all of SGI’s future debt that is expressly subordinated to the 2008 Notes.  The 2008 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of our 100%-owned domestic subsidiaries (other than SGI).  The guarantees of the 2008 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2008 Notes.  The 2008 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2008 Notes were issued in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S under the Securities Act.  Under the terms of a registration rights agreement, we and SGI agreed, for the benefit of the holders of the 2008 Notes, to use our commercially reasonable efforts to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement relating to an offer to exchange the 2008 Notes for an issue of SEC-registered notes (the “Exchange Notes”) with terms identical to the 2008 Notes (except that the Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).  If applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI will use its commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2008 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all 2008 Notes covered by the shelf registration statement have been sold.  The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the registration rights agreement.

If the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before March 11, 2009, the annual interest rate borne by the 2008 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2008 Notes were originally issued.

Other Debt

Our 2004 Notes in an aggregate principal amount of $200.0 million and our Convertible Debentures in an aggregate principal amount of $273.8 million remain outstanding.  Please see our 2007 Annual Report on Form 10-K for descriptions of the 2004 Notes and the Convertible Debentures.

The terms of the indenture governing the Convertible Debentures give holders the right to convert the Convertible Debentures under certain circumstances, including when the market price of our common stock exceeds a specified target market price.  The Convertible Debentures contain a net settlement feature.  This feature entitles holders of each $1,000 principal amount of Convertible Debentures being converted to receive cash up to $1,000 and shares for any excess conversion value determined in a manner provided in the indenture governing the Convertible Debentures.  We cannot offer any assurance that we will have sufficient available cash to pay for the Convertible Debentures presented to us for conversion nor can we offer any assurance that we will be able to refinance all or a portion of the converted Convertible Debentures at that time.

Short-term debt includes approximately $46.9 million of unsecured borrowings, denominated in Chinese Renminbi Yuan (“RMB”), from two banks in China.  The borrowings have maturity dates of less than one year and interest rates ranging from 6.2% to 7.8%, which is 95% to 105% of the rate set by the People’s Bank of China for similar type loans.  The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings.  Proceeds from the borrowings are being used to procure and install our terminal validation network in China.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes	$200,000	—	—	200,000	—
Long-term debt, 0.75% notes (1)	273,782	—	273,782	—	—
Long-term debt, 7.875% notes	200,000	—	—	—	200,000
Long-term debt, Term Loan	550,000	6,875	11,000	532,125	—
Unsecured borrowings denominated in RMB	46,944	46,944	—	—	—
Other long-term debt	1,658	117	912	629	—
Interest expense (2)	343,270	60,251	113,997	106,030	62,992
Purchase obligations (3)	23,649	23,649	—	—	—
Global Draw earn out (5)	150,000	150,000
Operating leases	83,748	17,704	27,804	18,683	19,557
Other long-term liabilities (4)	21,782	4,545	6,918	671	9,648
Total contractual obligations	$1,894,833	310,085	434,413	858,138	292,197

(1)           The Convertible Debentures are due in 2024.  However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(2)           Based on rates in effect at June 30, 2008.

(3)           We have a purchase order outstanding as of June 30, 2008 of approximately $23.6 million for approximately 40,000 ticket checking machines for our new contract with the China Sports Lottery.

(4)           We have excluded approximately $36.7 million of pension plan liabilities, deferred compensation liabilities of approximately $22.4 million and the liability for uncertain tax positions of $14.1 million at June 30, 2008.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

Periodically, we bid on new pari-mutuel and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow.  The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts.  Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives.  During the remainder of 2008 and during 2009, we expect to place approximately 40,000 ticket checking machines into operations for our new contract with the China Sports Lottery for a total cost of approximately $23.6 million.  Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

As of June 30, 2008, our available cash and borrowing capacity totaled $356.3 million compared to $150.6 million as of December 31, 2007. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $148.4 million increase in our available cash from the December 31, 2007 level principally reflects the net cash provided by operating activities for the three months ended June 30, 2008 of $112.4 million along with $194.0 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $121.9 million, acquisition related payments of $8.0 million and the effects of exchange rates. The $112.4 million of net cash provided by operating activities is derived from approximately $133.0 million of net cash provided by operations, including a $23.0 million cash dividend from CLN, offset by approximately $20.6 million from changes in working capital. The working capital changes occurred principally from increases in accounts receivable and prepaids, deposits and other current assets, and decreases in other current liabilities, offset by increases in accrued liabilities and a decrease in inventory.  Capital expenditures were $8.1 million in the six months ended June 30, 2008 compared to $18.3 million in the corresponding period in 2007. Wagering system expenditures totaled $91.1 million in the six months ended June 30, 2008 compared to $62.6 million in the corresponding period in 2007, and consisted primarily of our lottery contracts in Connecticut and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures during the three months ended June 30, 2008 consisted primarily of licensed properties, lottery contracts in Connecticut and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Agreement.

We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. In addition, lottery customers in the United States generally require service providers to provide performance bonds in connection with each state contract. Our ability to obtain performance bonds on commercially reasonable terms is subject to prevailing market conditions, which may be impacted by economic and political events. Although we have not experienced any difficulty in obtaining such bonds, there can be no assurance that we will continue to be able to obtain performance bonds on commercially reasonable terms or at all.  If we need to refinance all or part of our indebtedness, on or before maturity, or provide letters of credit or cash in lieu of performance bonds, there can be no assurance that we will be able to obtain new financing or to refinance any of our indebtedness, on commercially reasonable terms or at all.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented.  We are currently evaluating the potential impact FSP APB 14-1 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP No. Financial Accounting Standards (“FAS”) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R (revised 2007), Business Combinations and other generally accepted accounting principls. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact FSP FAS 142-3 will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2008, approximately 53% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

Principal Amount by Expected Maturity – Average Interest Rate

June 30, 2008

(Dollars in thousands)

	Twelve Months Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total	FMV
Debt at fixed interest rates	$118	421	492	15	200,015	474,379	675,440	701,793
Weighted-average interest rates	6.8%	7.3%	2.1%	6.2%	6.3%	3.8%	4.5%

Debt at variable interest rates	$53,819	5,500	5,500	5,500	526,625	—	596,944	591,444
Weighted-average interest rates	6.6%	5.0%	5.0%	5.0%	5.0%	0.0%	5.1%

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

On July 3, 2008, Scientific Games Racing, LLC (“SGR”), a wholly owned subsidiary of the Company that supplies tote systems to racetracks in California and elsewhere, finalized a settlement of a regulatory inquiry by the California Horse Racing Board (the “CHRB”) into a software glitch affecting a type of wager known as “Quick Pick” offered on certain of SGR’s pari-mutuel wagering terminals.  As part of the settlement, SGR reimbursed the CHRB $50,000 for the costs of its investigation and agreed to make a voluntary payment of $150,000 to racing related charities.

A purported class action was filed on June 2, 2008 in the Superior Court of California, Los Angeles County, against SGR, SGI and the Company (Angel Romero, on behalf of himself and a class of similarly situated individuals, vs. Scientific Games Corporation, Scientific Games International, Inc., Scientific Games Racing, LLC and Does one through twenty, Case No. BC-391885).  The complaint seeks, among other things, class certification and damages of less than $5,000,000 on behalf of a purported class of California residents who were “purchasers of California horse racing ‘QuickPicks’” from November 1, 2007 until the present.  A status hearing has been scheduled for September 2008 after which we intend to seek dismissal and assert numerous affirmative defenses, which we believe are meritorious.  A separate purported class action was filed on August 5, 2008 in the United States District Court for the Central District of California against SGR, SGI and the Company (Jerry Jamgotchian, individually and on behalf of all others similarly situated, vs. Scientific Games Corporation, Scientific Games Racing, LLC, Scientific Games International, Inc. and Does one through ten, Case No. CV 08-05121).  The complaint seeks, among other things, class certification and damages in excess of $5,000,000 on behalf of a purported class of persons who “bought ‘Quick-Pick’ wagering tickets through Scientific Games’ computerized pari-mutuel wagering system” from July 1, 2007 until June 2, 2008 in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin.  We believe this lawsuit lacks merit and intend to contest it vigorously.

Item 1A.  Risk Factors

We recognize significant earnings from our cooperative investment in CLN but we do not control distributions of its cash.

We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting.  Our investment in the consortium resulted in a significant portion of our income in 2007.  For the year ended December 31, 2007, we recorded income of approximately $37.7 million attributable to our interest in CLN.  For the six months ended June 30, 2008, we recorded income of approximately $31.0 million attributable to our interest in CLN.  Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings.  Lottomatica S.p.A., which owns one of our principal competitors, has a 63% interest in the consortium.  If the consortium does not distribute earnings to equityholders we may record significant income attributable to our interest in the consortium but will not receive commensurate cash flow.  Any inability to access cash earned by the consortium could adversely affect our ability to pay our debt obligations when they become due and payable.

The holders of our Convertible Debentures have the right to require us to repurchase some or all of their Convertible Debentures in June 2010, and our 2004 Notes will mature in December 2012. The maturity of our credit facilities will be accelerated to March 2010 or September 2012, respectively, if certain conditions related to the Convertible Debentures or 2004 Notes, as applicable, are not satisfied.

Under the terms of our Convertible Debentures, the holders of the Convertible Debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest.  In connection with that repurchase right, the terms of our Credit Agreement provide that the Term Loan and the Revolver will both mature on March 1, 2010, unless one of the following conditions is met:

•                  the right of holders of the Convertible Debentures to require the repurchase of their Convertible Debentures is eliminated;

•                  the Convertible Debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge all payment obligations with respect to the Convertible Debentures); or

•                  the sum of the aggregate unused and available Revolver commitments plus our unrestricted cash is not less than the sum of the principal amount of Convertible Debentures then outstanding plus $50 million.

If none of these conditions is met as of December 31, 2009, the amount of indebtedness outstanding under the Term Loan and any amount outstanding under the Revolver may be classified as current debt on our balance sheet, which could lead to a “going concern”

qualification from our independent auditors in their audit report on our 2009 consolidated financial statements.  Under the terms of the Credit Agreement, delivery of an audit report containing a “going concern” qualification would, if not cured within 30 days, constitute an event of default and could, if not waived by the lenders, result in acceleration of all outstanding indebtedness under the Credit Agreement.

In addition, our 2004 Notes mature on December 15, 2012.  In connection with the anticipated maturity of the 2004 Notes, the terms of our Credit Agreement provide that the Term Loan and Revolver will both mature on September 15, 2012, unless one of the following conditions is met:

•                  the 2004 Notes are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent, for purposes of and in an amount sufficient to discharge the 2004 Notes); or

•                  the sum of the aggregate unused and available Revolver commitments plus our unrestricted cash is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50 million.

If none of these conditions is met as of December 31, 2011, the amount of indebtedness outstanding under the Term Loan and any amount outstanding under the Revolver may be classified as current debt on our balance sheet, which could lead to a “going concern” qualification from our independent auditors in their audit report on our 2011 consolidated financial statements.  Under the terms of the Credit Agreement, delivery of an audit report containing a “going concern” qualification would, if not cured within 30 days, constitute an event of default and could, if not waived by the lenders, result in acceleration of all outstanding indebtedness under the Credit Agreement.

We cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to satisfy the conditions set forth above or to repay any accelerated indebtedness under our Credit Agreement or, even if we obtain a waiver from our lenders under our Credit Agreement, to repurchase the Convertible Debentures in 2010 or such later date as such repurchase may be required, or to repay the 2004 Notes in 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2008 - 4/30/2008	2,324	$24.91	—	$172.1 million
5/1/2008 - 5/30/2008	5,722	$28.23	—	$172.1 million
6/1/2008 - 6/30/2008	4,173	$33.66	—	$172.1 million
Total	12,219	$29.45	—	$172.1 million

(1)         The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended June 30, 2008.

(2)         The stock repurchase program was originally publicly announced on November 2, 2006 and extended on December 13, 2007.   Under the repurchase program, we are authorized to repurchase, from time to time in the open market through December 31, 2008, shares of our outstanding common stock in an aggregate amount up to $200.0 million.  Purchases are funded by cash flows from operations, borrowings, or a combination thereof.  The timing and amount of purchases is determined by our management based on its evaluation of market conditions, share price and other factors, including limitations under the terms of certain of our debt agreements.  The stock repurchase program may be suspended or discontinued at any time.  There were no repurchases of common stock under the publicly announced stock repurchase program during the three months ended June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 10, 2008 to elect nine members of our board of directors, to ratify the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending December 31, 2008 and to approve an amendment and restatement of the Company’s 2003 Incentive Compensation Plan to, among other things, increase the number of shares available for awards by 3,000,000 shares.  All matters put before the stockholders were approved as follows:

Election of Directors	For	Withheld
Peter A. Cohen	81,032,000	914,809
Gerald J. Ford	81,716,414	230,395
J. Robert Kerrey	80,742,762	1,204,047
Ronald O. Perelman	81,684,370	262,439
Michael J. Regan	81,453,317	493,492
Barry F. Schwartz	80,515,614	1,431,195
Eric M. Turner	81,519,244	427,565
A. Lorne Weil	80,017,956	1,928,853
Joseph R. Wright, Jr.	81,851,239	95,570

	For	Against	Abstain	Broker Non- Votes
Ratification of Appointment of the Independent Auditor	79,065,550	2,876,338	4,921	0

	For	Against	Abstain	Broker Non- Votes
Approval of Amendment and Restatement of 2003 Incentive Compensation Plan	70,806,149	6,931,258	16,967	4,192,435

Item 6.  Exhibits

Exhibit Number
4.1

Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

4.2

Registration Rights Agreement, dated June 11, 2008, by and among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC relating to the 7.875% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.1

Credit Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and UBS Securities LLC, as co-syndication agents, and ING Capital LLC and Bank of Tokyo - Mitsubishi UFJ Trust Company, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.2

Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company and the subsidiaries listed on the signature pages thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.3	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.4

Employment Agreement effective as of May 1, 2008 by and between the Company and Joseph R. Wright, Jr. (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.5

Amendment to Employment Agreement effective as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.6

Letter Agreement, dated as of May 8, 2008, by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.7

Superseding Employment, Separation and General Release Agreement, dated as of July 1, 2008, by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008), which modifies and supersedes the terms of Mr. Huntley’s employment agreement dated as of August 1, 2006. (†)

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
(principal financial officer)

Dated: August 11, 2008

INDEX TO EXHIBITS

Exhibit Number
4.1

Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

4.2

Registration Rights Agreement, dated June 11, 2008, by and among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC relating to the 7.875% senior subordinated notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.1

Credit Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and UBS Securities LLC, as co-syndication agents, and ING Capital LLC and Bank of Tokyo - Mitsubishi UFJ Trust Company, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.2

Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company and the subsidiaries listed on the signature pages thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.3	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 13, 2008).

10.4

Employment Agreement effective as of May 1, 2008 by and between the Company and Joseph R. Wright, Jr. (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.5

Amendment to Employment Agreement effective as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.6

Letter Agreement, dated as of May 8, 2008, by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello’s Employment Agreement dated as of June 17, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (effective as of January 1, 2006) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2008).

10.7

Superseding Employment, Separation and General Release Agreement, dated as of July 1, 2008, by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008), which modifies and supersedes the terms of Mr. Huntley’s employment agreement dated as of August 1, 2006. (†)

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