Form 10-Q
period 2008-09-30
SCIENTIFIC GAMES CORP
filed 2008-11-04
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      ☒     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      ☐     No      ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of October 31, 2008:

Class A Common Stock:  92,877,876

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED SEPTEMBER 30, 2008

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(Unaudited, in thousands, except per share amounts)

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$161,770	$29,403
Accounts receivable, net of allowance for doubtful accounts of $8,860 and $9,184 as of September 30, 2008 and December 31, 2007, respectively	241,237	203,074
Inventories	91,686	92,565
Deferred income taxes, current portion	15,849	15,929
Prepaid expenses, deposits and other current assets	72,171	56,906
Total current assets	582,713	397,877
Property and equipment, at cost	1,084,272	966,291
Less accumulated depreciation	(454,302)	(404,667)
Net property and equipment	629,970	561,624
Goodwill, net	702,032	716,856
Intangible assets, net	116,198	133,030
Other assets and investments	326,028	290,652
Total assets	$2,356,941	$2,100,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$53,488	$4,942
Accounts payable	65,991	64,108
Accrued liabilities	153,379	148,464
Total current liabilities	272,858	217,514
Deferred income taxes	52,632	51,661
Other long-term liabilities	89,320	97,024
Long-term debt, excluding current installments	1,217,594	1,072,625
Total liabilities	1,632,404	1,438,824

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,877 and 93,414 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	929	934
Additional paid-in capital	551,294	521,902
Accumulated earnings	171,636	97,323
Treasury stock, at cost, 2,140 and 1,140 shares held as of September 30, 2008 and December 31, 2007, respectively	(37,459)	(19,442)
Accumulated other comprehensive income	38,137	60,498
Total stockholders’ equity	724,537	661,215
Total liabilities and stockholders’ equity	$2,356,941	$2,100,039

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2008 and 2007

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2008	2007
Operating revenues:
Services	$265,430	$244,526
Sales	26,505	22,374
	291,935	266,900
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	157,480	141,935
Cost of sales (exclusive of depreciation and amortization)	17,257	15,874
Selling, general and administrative expenses	41,937	43,738
Depreciation and amortization	36,487	61,266
Operating income	38,774	4,087
Other (income) expense:
Interest expense	17,659	15,975
Equity in earnings of joint ventures	(13,356)	(8,344)
Other income, net	(818)	(123)
	3,485	7,508
Income (loss) before income taxes	35,289	(3,421)
Income tax expense (benefit)	9,879	(543)
Net income (loss)	$25,410	$(2,878)

Basic and diluted net income per share:
Basic net income (loss) per share	$0.27	$(0.03)
Diluted net income (loss) per share	$0.27	$(0.03)

Weighted-average number of shares used in per share calculations:
Basic shares	92,841	92,737
Diluted shares	94,626	92,737

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2008 and 2007

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Operating revenues:
Services	$764,044	$690,180
Sales	90,867	88,563
	854,911	778,743
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	440,394	388,380
Cost of sales (exclusive of depreciation and amortization)	63,808	64,815
Selling, general and administrative expenses	140,775	123,378
Depreciation and amortization	106,099	122,600
Operating income	103,835	79,570
Other (income) expense:
Interest expense	45,962	43,141
Equity in earnings of joint ventures	(48,612)	(31,623)
Early extinguishment of long-term debt	2,960	—
Other income, net	(1,513)	(166)
	(1,203)	11,352
Income before income taxes	105,038	68,218
Income tax expense	30,725	19,230
Net income	$74,313	$48,988

Basic and diluted net income per share:
Basic net income per share	$0.80	$0.53
Diluted net income per share	$0.79	$0.51

Weighted-average number of shares used in per share calculations:
Basic shares	92,933	92,440
Diluted shares	94,588	95,894

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$145,597	$141,592

Cash flows from investing activities:
Capital expenditures	(10,886)	(27,430)
Wagering system expenditures	(123,479)	(108,927)
Other intangible assets and software expenditures	(33,711)	(28,608)
Change in other assets and liabilities, net	(1,826)	(25,732)
Business acquisitions, net of cash acquired	(3,174)	(102,840)
Net cash used in investing activities	(173,076)	(293,537)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(158,000)	(45,000)
Proceeds of issuance from long-term debt	797,243	200,000
Payments on long-term debt	(447,069)	(3,639)
Payment of financing fees	(15,085)	—
Purchase of treasury stock	(18,017)	—
Net proceeds from issuance of common stock	3,020	11,701
Net cash provided by financing activities	162,092	163,062
Effect of exchange rate changes on cash and cash equivalents	(2,246)	2,164
Increase in cash and cash equivalents	132,367	13,281
Cash and cash equivalents, beginning of period	29,403	27,791
Cash and cash equivalents, end of period	$161,770	$41,072

See accompanying notes to consolidating financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates. In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2008, the results of our operations for the three and nine months ended September 30, 2008 and 2007 and our cash flows for the nine months ended September 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income (numerator)
Net income (loss)	$25,410	$(2,878)	$74,313	$48,988

Shares (denominator)
Weighted-average basic common shares outstanding	92,841	92,737	92,933	92,440
Effect of dilutive securities-stock rights	1,785	—	1,649	2,147
Effect of dilutive shares related to convertible debentures	—	—	6	1,307
Weighted-average diluted common shares outstanding	94,626	92,737	94,588	95,894

Basic and diluted per share amounts
Basic net income (loss) per share	$0.27	$(0.03)	$0.80	$0.53
Diluted net income (loss) per share	$0.27	$(0.03)	$0.79	$0.51

The weighted-average diluted common shares outstanding for the three months ended September 30, 2008 and 2007 excludes the effect of approximately 3,744 and 1,511, respectively, weighted stock rights outstanding, because their effect would be anti-dilutive.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During the third quarter of 2008, the average price of our common stock was lower than the conversion price of the Convertible Debentures. Therefore, no shares related to the Convertible Debentures were included in our weighted-average diluted common shares outstanding for the three months ended September 30, 2008. During the second quarter of 2008, the average price of the Company’s common stock exceeded the conversion price of the Convertible Debentures, therefore, we have included approximately 6 shares related to our Convertible Debentures in our weighted-average diluted common shares outstanding for the year-to-date period ended September 30, 2008.

During the third quarter of 2007, the average price of the Company’s common stock exceeded the conversion price of the Convertible Debentures, however, due to the net loss for the quarter ended September 30, 2007, we did not include 1,669 potentially dilutive shares related to our Convertible Debentures in our weighted-average dilutive shares outstanding because their effect would be anti-dilutive. For the nine months ended September 30, 2007, we have included 1,307 shares related to our Convertible Debentures in our diluted weighted-average common shares outstanding.  We have not included the offset from the bond hedge in the weighted-average diluted common shares outstanding as it would be anti-dilutive. To the extent the Convertible Debentures are converted during the term of the bond hedge, the diluted share amount will decrease because the bond hedge will mitigate the dilution from conversion of the Convertible Debentures.

(2) Operating Segment Information

We operate in three segments. Our Printed Products Group provides lotteries with instant ticket and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and manufactures prepaid phone cards for cellular phone service providers. Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. This division also provides transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings of the Diversified Gaming Group include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. This division also includes our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and nine month periods ended September 30, 2008 and 2007, by reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended September 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$147,142	62,354	55,934	265,430
Sales revenues	7,431	15,072	4,002	26,505
Total revenues	154,573	77,426	59,936	291,935

Cost of services (exclusive of depreciation and amortization)	91,459	32,597	33,424	157,480
Cost of sales (exclusive of depreciation and amortization)	4,423	11,581	1,253	17,257
Selling, general and administrative expenses	14,330	6,860	5,449	26,639
Depreciation and amortization	9,276	15,409	11,519	36,204
Segment operating income	$35,085	10,979	8,291	54,355
Unallocated corporate costs				$15,581
Consolidated operating income				$38,774

	Three Months Ended September 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$139,132	54,583	50,811	244,526
Sales revenues	9,378	8,429	4,567	22,374
Total revenues	148,510	63,012	55,378	266,900

Cost of services (exclusive of depreciation and amortization)	82,399	28,867	30,669	141,935
Cost of sales (exclusive of depreciation and amortization)	7,805	3,809	4,260	15,874
Selling, general and administrative expenses	16,541	8,606	4,846	29,993
Depreciation and amortization	37,013	16,130	7,893	61,036
Segment operating income	$4,752	5,600	7,710	18,062
Unallocated corporate costs				$13,975
Consolidated operating income				$4,087

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

	Nine Months Ended September 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$421,153	178,332	164,559	764,044
Sales revenues	24,648	47,335	18,884	90,867
Total revenues	445,801	225,667	183,443	854,911

Cost of services (exclusive of depreciation and amortization)	249,650	92,429	98,315	440,394
Cost of sales (exclusive of depreciation and amortization)	16,309	38,352	9,147	63,808
Selling, general and administrative expenses	47,860	25,742	19,493	93,095
Depreciation and amortization	28,728	45,765	30,774	105,267
Segment operating income	$103,254	23,379	25,714	152,347
Unallocated corporate costs				$48,512
Consolidated operating income				$103,835

	Nine Months Ended September 30, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$370,714	161,726	157,740	690,180
Sales revenues	28,734	29,944	29,885	88,563
Total revenues	399,448	191,670	187,625	778,743

Cost of services (exclusive of depreciation and amortization)	208,929	86,335	93,116	388,380
Cost of sales (exclusive of depreciation and amortization)	23,809	15,935	25,071	64,815
Selling, general and administrative expenses	43,746	23,941	15,408	83,095
Depreciation and amortization	55,536	45,486	20,894	121,916
Segment operating income	$67,428	19,973	33,136	120,537
Unallocated corporate costs				$40,967
Consolidated operating income				$79,570

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to the consolidated income before income taxes for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Reported segment operating income	$54,355	$18,062	$152,347	$120,537
Unallocated corporate costs	(15,581)	(13,975)	(48,512)	(40,967)
Consolidated operating income	38,774	4,087	103,835	79,570
Interest expense	(17,659)	(15,975)	(45,962)	(43,141)
Equity in earnings of joint ventures	13,356	8,344	48,612	31,623
Early extinguishment of long-term debt	—	—	(2,960)	—
Other income	818	123	1,513	166
Income (loss) before income tax expense	$35,289	$(3,421)	$105,038	$68,218

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

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of the Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The contract commenced in 2004 and has an initial term of six years with a six year extension option. Under our contract with the consortium, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support.  We also participate in the profits or losses of the consortium as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations.  We account for this investment using the equity method of accounting.  For the three and nine months ended September 30, 2008, we recorded income of $12,015 and $42,977, respectively, representing our share of the earnings of the consortium for the indicated periods.   For the three and nine months ended September 30, 2007, we recorded income of $7,345 and $29,315, respectively, representing our share of the earnings of the consortium for the indicated periods.

 SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(4) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Net income (loss)	$25,410	$(2,878)	$74,313	$48,988
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(40,808)	17,994	(22,180)	30,012
Unrealized gain (loss) on investments	—	831	(181)	1,197
Other comprehensive income (loss)	(40,808)	18,825	(22,361)	31,209
Comprehensive income (loss)	$(15,398)	$15,947	$51,952	$80,197

(5) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Parts and work-in-process	$49,580	$48,167
Finished goods	42,106	44,398
	$91,686	$92,565

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

(6) Long-Term Debt

In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company’s debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company.  We and our 100%-owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into a credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto.  The Credit Agreement replaces the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”).  All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated.  In addition, on June 11, 2008, SGI issued $200,000 of 7.875% senior subordinated notes due 2016 (the “2008 Notes”).   The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 (the “Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and the trustee.  In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13,004 was paid to certain financial institutions in the form of fees and initial purchasers’ discounts.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

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

•                  4.25 to 1:00 (fiscal quarter ended June 30, 2008 through December 31, 2009)

•                  4.00 to 1:00 (fiscal quarter ending March 31, 2010 and thereafter)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt  (continued)

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

We were in compliance with our covenants as of September 30, 2008.

As of September 30, 2008, we had approximately $178,414 available for additional borrowing or letter of credit issuance under our Revolver.  There were no borrowings and $71,586 in outstanding letters of credit under our Revolver as of September 30, 2008.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the foregoing financial ratios.

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

(6) Long-Term Debt (continued)

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

If the exchange offer is not completed (or, if applicable, the shelf registration statement is not declared effective) on or before March 11, 2009, the annual interest rate borne by the 2008 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2008 Notes were originally issued.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

Other Debt

Our 2004 Notes in an aggregate principal amount of $200,000 and our Convertible Debentures in an aggregate principal amount of $273,782 remain outstanding.  Please see our 2007 Annual Report on Form 10-K for descriptions of the 2004 Notes and the Convertible Debentures.

Short-term debt includes approximately $47,596 of unsecured borrowings, denominated in Chinese Renminbi Yuan (“RMB”), from two banks in China.  The borrowings have maturity dates of less than one year and interest rates ranging from 6.2% to 7.8%, which is 95% to 105% of the rate set by the People’s Bank of China for similar type loans.  The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings.  Proceeds from the borrowings are being used to procure and install our terminal validation network in China.

(7) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of September 30, 2008 and December 31, 2007.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2008
Amortizable intangible assets:
Patents	$11,050	(2,681)	8,369
Customer lists	30,903	(14,615)	16,288
Customer service contracts	4,088	(2,563)	1,525
Licenses	48,818	(32,317)	16,501
Intellectual property	20,584	(12,587)	7,997
Lottery contracts	28,091	(26,199)	1,892
	143,534	(90,962)	52,572
Non-amortizable intangible assets:
Trade name	38,454	(2,118)	36,336
Connecticut off-track betting system operating right	35,609	(8,319)	27,290
	74,063	(10,437)	63,626
Total intangible assets	$217,597	(101,399)	116,198

Balance as of December 31, 2007
Amortizable intangible assets:
Patents	$10,309	(2,135)	8,174
Customer lists	37,454	(17,164)	20,290
Customer service contracts	4,078	(2,358)	1,720
Licenses	45,603	(24,614)	20,989
Intellectual property	22,176	(9,542)	12,634
Lottery contracts	26,776	(20,756)	6,020
	146,396	(76,569)	69,827
Non-amortizable intangible assets:
Trade name	38,981	(2,118)	36,863
Connecticut off-track betting system operating right	34,659	(8,319)	26,340
	73,640	(10,437)	63,203
Total intangible assets	$220,036	(87,006)	133,030

The aggregate intangible amortization expense for the three and nine months ended September 30, 2008 was approximately $6,900 and $21,800, respectively.  The aggregate intangible amortization expense for the three and nine months ended September 30, 2007 was approximately $19,800 and $35,400, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(7) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2007 to September 30, 2008.  In 2008, we recorded (a) a $2,208 increase in goodwill associated with the acquisition of Oberthur Gaming Technologies and related companies (“OGT”), (b) a $115 increase in goodwill associated with the acquisition of Games Media Limited, and (c) a decrease in goodwill of $17,147 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2007	$328,719	194,519	193,618	716,856
Adjustments	501	456	(15,781)	(14,824)
Balance as of September 30, 2008	$329,220	194,975	177,837	702,032

(8) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our union employees based in the U.S. and the U.K. (the “U.S. Plan” and the “U.K. Plan”).  In addition, with the acquisition of OGT, we have a pension plan for certain Canadian-based employees (the “Canadian Plan”).  Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees.  Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement.  Retirement benefits under the Canadian Plan are generally based on the number of years of credited service.  Our policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic pension benefit cost:
Service cost	$713	$798	$2,138	$1,964
Interest cost	1,366	1,225	4,099	3,079
Expected return on plan assets	(1,440)	(1,393)	(4,321)	(3,487)
Amortization of actuarial gains/losses	280	252	840	758
Amortization of prior service costs	11	11	32	32
Net periodic cost	$930	$893	$2,788	$2,346

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(9) Income Taxes

The effective tax rates of 28.0% and 29.3%, respectively, for the three and nine months ended September 30, 2008 were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.  The effective tax rates for the three and nine months ended September 30, 2007 of 15.9% and 28.2%, respectively, were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to the increase in our earnings from operations outside the United States and the tax benefit of the 2004 debt restructuring.

(10) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended September 30, 2008 and during the fiscal year ended December 31, 2007:

	Three Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2008	2007
Shares outstanding as of beginning of period	92,757	91,628
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	120	1,786
Other shares issued	—	10
Shares repurchased into treasury stock	—	(10)
Shares outstanding as of end of period	92,877	93,414

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(11) Stock-Based Compensation

As of September 30, 2008, we had approximately 2,377 shares available for grants of equity awards under our equity-based compensation plans, of which 1,340 shares were available for grants of restricted stock units (“RSUs”).

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during 2008 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	6,132	6.1	$20.13	$81,575
Granted	1,065		21.84	—
Exercised	(74)		9.32	871
Cancelled	(103)		26.56	—
Options outstanding as of March 31, 2008	7,020	6.4	$20.41	$31,770
Granted	513		25.63	—
Exercised	(132)		15.96	2,082
Canceled	(8)		26.78	—
Options outstanding as of June 30, 2008	7,393	6.5	$20.85	$70,143
Granted	137		29.82	—
Exercised	(88)		14.75	1,426
Canceled	(10)		31.11	—
Options outstanding as of September 30, 2008	7,432	6.3	$21.07	$36,795

Options exercisable as of September 30, 2008	3,576	4.4	$15.82	$32,753

The weighted-average grant date fair value of options granted during the three months ended September 30, 2008 was $12.78.  The weighted-average grant date fair value of options granted during the three months ended June 30, 2008 was $12.58.  The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $8.96.  For the three and nine months ended September 30, 2008, we recognized equity-based compensation expense of approximately $3,800 and $11,300, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,100 and $3,300, respectively.  For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of approximately $2,600 and $8,700, respectively, related to the vesting of stock options and the related tax benefit of approximately $400 and $2,500, respectively.  As of September 30, 2008, we had unearned compensation of approximately $31,700 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(11) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2008 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2007	1,222	$32.02
Granted	450	$22.01
Vested	(127)	$32.20
Cancelled	(22)	$28.28
Non-vested units as of March 31, 2008	1,523	$29.18
Granted	314	$28.76
Vested	(36)	$36.66
Canceled	(1)	$24.60
Non-vested units as of June 30, 2008	1,800	$28.97
Granted	42	$29.99
Vested	(52)	$30.63
Canceled	(3)	$30.22
Non-vested units as of September 30, 2008	1,787	$29.00

For the three and nine months ended September 30, 2008, we recognized equity-based compensation expense of approximately $4,300 and $12,900, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,200 and $3,800, respectively.  For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of approximately $3,700 and $9,500, respectively, related to the vesting of RSUs and the related tax benefit of approximately $500 and $2,700, respectively.  As of September 30, 2008, we had unearned compensation of approximately $39,100 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(12) Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented.  We are currently evaluating the potential impact FSP APB 14-1 will have on our consolidated financial statements.

(13) Subsequent Events

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan Chase Bank N.A. (“JPMorgan”).  Under the Hedge, SGI will pay interest on a $100 million notional amount of debt at a fixed rate of 3.49% and will receive interest on a $100 million notional amount of debt at the prevailing 3-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of Scientific Games’ variable-rate debt.

Mexico’s Federal Competition Commission has launched an investigation into possible anti-competitive practices in the country’s lottery market.  Neither the Company nor its customer is a subject of this investigation.  The investigation is focused on whether distribution agreements and other contracts provide a competitive advantage to one of the market participants.  The Company anticipates a favorable outcome of this investigation that would create improved market conditions and positively affect profitability of the Company’s lottery business in Mexico.  In the absence of a positive effect, the Company might have to write-down some or all of the $53 million USD capital invested in the lottery system there.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(14) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement and the 2008 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$95,798	208	—	71,586	(5,822)	161,770
Accounts receivable, net	—	104,977	57,946	78,314	—	241,237
Inventories	—	33,621	28,685	29,805	(425)	91,686
Other current assets	28,288	11,272	13,800	34,660	—	88,020
Property and equipment, net	5,579	186,690	129,735	308,566	(600)	629,970
Investment in subsidiaries	832,531	359,696	28,633	—	(1,220,860)	—
Goodwill	6,526	273,194	67,926	354,386	—	702,032
Intangible assets	—	46,058	49,937	20,203	—	116,198
Intercompany balances	261,550	—	101,948	—	(363,498)	—
Other assets	56,250	140,234	27,354	108,291	(6,101)	326,028
Total assets	$1,286,522	1,155,950	505,964	1,005,811	(1,597,306)	2,356,941

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	5,500	—	47,988	—	53,488
Current liabilities	39,608	55,454	47,613	82,511	(5,816)	219,370
Long-term debt, excluding current installments	473,782	741,750	—	2,062	—	1,217,594
Other non-current liabilities	48,595	28,746	17,134	47,471	6	141,952
Intercompany balances	—	149,393	—	214,113	(363,506)	—
Stockholders’ equity	724,537	175,107	441,217	611,666	(1,227,990)	724,537
Total liabilities and stockholders’ equity	$1,286,522	1,155,950	505,964	1,005,811	(1,597,306)	2,356,941

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	129,920	43,030	120,228	(1,243)	291,935
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	77,857	29,770	68,338	(1,228)	174,737
Selling, general and administrative expenses	14,776	12,924	4,294	9,958	(15)	41,937
Depreciation and amortization	283	12,486	7,833	15,885	—	36,487
Operating income	(15,059)	26,653	1,133	26,047	—	38,774
Interest expense	4,632	12,082	10	935	—	17,659
Other income	(18,714)	24,099	(28,446)	8,887	—	(14,174)
Income (loss) before equity in income of subsidiaries, and income taxes	(977)	(9,528)	29,569	16,225	—	35,289
Equity in income (loss) of subsidiaries	26,047	27,516	—	—	(53,563)	—
Income tax expense	(340)	6,527	116	3,576	—	9,879
Net income	$25,410	11,461	29,453	12,649	(53,563)	25,410

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	108,453	63,209	96,107	(869)	266,900
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	57,386	41,792	59,500	(869)	157,809
Selling, general and administrative expenses	702	14,482	17,952	10,602	—	43,738
Depreciation and amortization	—	15,601	7,109	38,556	—	61,266
Operating income	(702)	20,984	(3,644)	(12,551)	—	4,087
Interest expense	15,299	113	485	78	—	15,975
Other income	(745)	(7,809)	(242)	329	—	(8,467)
Income (loss) before equity in income of subsidiaries, and income taxes	(15,256)	28,680	(3,887)	(12,958)	—	(3,421)
Equity in income (loss) of subsidiaries	11,861	(17,374)	—	—	5,513	—
Income tax expense	(517)	—	51	(77)	—	(543)
Net income	$(2,878)	11,306	(3,938)	(12,881)	5,513	(2,878)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	386,155	121,816	350,167	(3,227)	854,911
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	221,873	80,730	204,816	(3,217)	504,202
Selling, general and administrative expenses	45,884	45,196	12,675	37,070	(50)	140,775
Depreciation and amortization	832	38,160	23,608	43,499	—	106,099
Operating income	(46,716)	80,926	4,803	64,782	40	103,835
Interest expense	28,848	15,169	40	1,905	—	45,962
Other income	(31,525)	62,651	(85,429)	7,097	40	(47,165)
Income (loss) before equity in income of subsidiaries, and income taxes	(44,039)	3,106	90,192	55,779	—	105,038
Equity in income of subsidiaries	132,308	85,057	—	—	(217,365)	—
Income tax expense	13,956	9,637	410	6,722	—	30,725
Net income	$74,313	78,526	89,782	49,057	(217,365)	74,313

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	345,144	154,549	283,256	(4,206)	778,743
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	176,681	100,672	179,931	(4,089)	453,195
Selling, general and administrative expenses	2,549	39,728	52,424	28,810	(133)	123,378
Depreciation and amortization	—	44,241	18,886	59,473	—	122,600
Operating income	(2,549)	84,494	(17,433)	15,042	16	79,570
Interest expense	41,841	508	572	220	—	43,141
Other income	1,401	(12,814)	(21,226)	834	16	(31,789)
Income (loss) before equity in income of subsidiaries, and income taxes	(45,791)	96,800	3,221	13,988	—	68,218
Equity in income (loss) of subsidiaries	112,288	(19,294)	—	—	(92,994)	—
Income tax expense	17,509	49	112	1,560	—	19,230
Net income	$48,988	77,457	3,109	12,428	(92,994)	48,988

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(22,013)	(7,995)	125,704	56,118	(6,217)	145,597

Cash flows from investing activities:
Capital and wagering systems expenditures	(690)	(32,490)	(13,385)	(87,800)	—	(134,365)
Business acquisitions, net of cash acquired	—	—	(2,980)	(194)	—	(3,174)
Other assets and investments	962	(4,769)	(38,004)	(15,365)	21,639	(35,537)
Net cash provided by (used in) investing activities	272	(37,259)	(54,369)	(103,359)	21,639	(173,076)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(602,000)	747,242	—	46,932	—	192,174
Net proceeds from stock issue	(5,309)	3,818	(2,319)	28,736	(21,906)	3,020
Purchase of treasury stock	(18,017)	—	—	—	—	(18,017)
Payment of financing fees	—	(15,085)	—	—	—	(15,085)
Other, principally intercompany balances	741,910	(690,392)	(68,748)	15,230	2,000	—
Net cash provided by (used in) financing activities	116,584	45,583	(71,067)	90,898	(19,906)	162,092

Effect of exchange rate changes on cash	—	—	—	(907)	(1,339)	(2,246)

Increase (decrease) in cash and cash equivalents	94,843	329	268	42,750	(5,823)	132,367
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403
Cash and cash equivalents, end of period	$95,798	210	—	71,585	(5,823)	161,770

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(Unaudited, in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(24,214)	102,875	1,185	61,851	(105)	141,592

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(23,962)	(19,878)	(92,539)	22	(136,357)
Business acquisitions, net of cash acquired	(345)	—	(54,540)	(47,955)	—	(102,840)
Other assets and investments	(222,539)	113,810	(13,174)	(88,523)	156,086	(54,340)
Net cash provided by (used in) investing activities	(222,884)	89,848	(87,592)	(229,017)	156,108	(293,537)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	151,625	—	—	(264)	—	151,361
Net proceeds from stock issue	11,701	(238,010)	135,443	258,650	(156,083)	11,701
Other, principally intercompany balances	83,772	41,469	(53,705)	(71,073)	(463)	—
Net cash provided by (used in) financing activities	247,098	(196,541)	81,738	187,313	(156,546)	163,062

Effect of exchange rate changes on cash	—	18	—	1,603	543	2,164

Increase (decrease) in cash and cash equivalents	—	(3,800)	(4,669)	21,750	—	13,281
Cash and cash equivalents, beginning of period	—	(1,686)	5,758	23,719	—	27,791
Cash and cash equivalents, end of period	$—	(5,486)	1,089	45,469	—	41,072

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and nine months ended September 30, 2008, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2007 included in our 2007 Annual Report on Form 10-K.

Our results may vary significantly from period to period depending on the addition or disposition of business units in each period.  The acquisition of Oberthur Gaming Technologies and related companies (“OGT”) in May 2007 affects the comparability of operations for the nine month period ended September 30, 2008 and 2007.

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

In the fourth quarter of 2007, we sold our interest in International Lotto Corp., SRL (“ILC”), which sale agreement was officially registered with a public notary in January 2008.  In April 2008, the buyers of ILC informed us that they were voiding the sale agreement for certain specified reasons.  We objected to their position and are now in arbitration in Peru with the buyers and are assessing our other legal rights and obligations.

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

Mexico’s Federal Competition Commission has launched an investigation into possible anti-competitive practices in the country’s lottery market.  Neither the Company nor its customer is a subject of this investigation.  The investigation is focused on whether distribution agreements and other contracts provide a competitive advantage to one of the market participants.   The Company anticipates a favorable outcome of this investigation that would create improved market conditions and positively affect profitability of the Company’s lottery business in Mexico.   In the absence of a positive effect, the Company might have to write-down some or all of the $53 million USD capital invested in the lottery system there.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following analysis compares the results of operations for the quarter ended September 30, 2008 to the results of operations for the quarter ended September 30, 2007.

Overview

Revenue Analysis

For the quarter ended September 30, 2008, total revenue was $291.9 million compared to $266.9 million for the quarter ended September 30, 2007, an increase of $25.0 million or 9%. Our service revenue for the quarter ended September 30, 2008 was $265.4 million compared to $244.5 million for the quarter ended September 30, 2007, an increase of $20.9 million, or 9%. The increase was primarily attributable to the sale of instant lottery tickets in China ($12.8 million), increased revenue from instant ticket validation services in China ($7.5 million) and increased revenue from Global Draw and Games Media.  The increase was partially offset by decreased revenues from our licensed games ($5.4 million) and the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the third quarter 2007 ($2.7 million).  Our sales revenue for the quarter ended September 30, 2008 was $26.5 million compared to $22.4 million in the quarter ended September 30, 2007, an increase of $4.1 million or 18%. The increase primarily reflects the sale of Wave™ terminals in Italy ($4.5 million), the sale of video software upgrades in Quebec ($1.7 million) and an up-front license of game software by Global Draw.  The increase was partially offset by decreased sales in Germany, decreased phone card sales and decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals, as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.

Expense Analysis

Cost of services of $157.5 million for the quarter ended September 30, 2008 was $15.6 million or 11% higher than for the quarter ended September 30, 2007.  The increase was primarily due to the sale of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China, costs associated with instant ticket validation services in China and costs associated with increased revenue from Global Draw, partially offset by lower costs associated with decreased revenues from our licensed games.  Cost of sales of $17.3 million for the quarter ended September 30, 2008 was $1.4 million or 9% higher than the quarter ended September 30, 2007 primarily reflecting costs associated with the sale of Wave™ terminals in Italy and the sale of video software upgrades in Quebec, partially offset by reduced costs as a result of the restructuring of our phone card manufacturing in the U.K., decreased sales in Germany and reduced sales from Games Media.

Selling, general and administrative expense of $41.9 million for the quarter ended September 30, 2008 was $1.8 million or 4% lower than for the quarter ended September 30, 2007. The decrease was primarily attributable to decreased legal, compliance and business development costs, reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008, partially offset by increased stock-based compensation costs.

Depreciation and amortization expense of $36.5 million for the quarter ended September 30, 2008 decreased $24.8 million or 40% from the same period in 2007, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations, partially offset by increased depreciation from Global Draw.

Interest expense of $17.7 million for the quarter ended September 30, 2008 increased $1.7 million or 11% from the same period in 2007, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the Italian joint venture Consorzio Lotterie Nazionali (“CLN”) in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of Roberts Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the quarter ended September 30, 2008, our share of CLN’s income totaled $12.0 million compared to $7.3 million in the quarter ended September 30, 2007. The increase in income for the quarter ended September 30, 2008 reflects continued growth of instant ticket sales in Italy.  For the quarter ended September 30, 2008, our share of the earnings of RCN was $1.0 million and our share of the earnings of Guard Libang was $0.5 million.

Income tax expense was $9.9 million for the quarter ended September 30, 2008 versus an income tax benefit of $0.5 million for the quarter ended September 30, 2007.  The effective income tax rates for the quarters ended September 30, 2008 and 2007 were approximately 28.0% and 15.9% respectively.  The increase in the effective income tax rate was primarily due to higher U.S. income taxes in the third quarter of 2008.

Segment Overview

Printed Products

For the quarter ended September 30, 2008, total revenue for Printed Products was $154.6 million compared to $148.5 million in the quarter ended September 30, 2007, an increase of $6.1 million or 4%. For the quarter ended September 30, 2008, service revenue for Printed Products was $147.1 million compared to $139.1 million in the corresponding period in the prior year, an increase of $8.0 million or 6%. The increase was primarily attributable to the sale of instant lottery tickets in China ($12.8 million) and increased sales of instant lottery tickets in other venues, partially offset by decreased revenues from our licensed games ($5.4 million) and from the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the third quarter 2007 ($2.7 million).

Printed Products sales revenue for the quarter ended September 30, 2008 was $7.4 million compared to $9.4 million for the quarter ended September 30, 2007, a decrease of $2.0 million or 21%. The decrease was primarily the result of decreased sales in Germany and a decrease in phone card sales.

Cost of services of $91.5 million for the quarter ended September 30, 2008 was $9.1 million or 11% higher than from the same period in 2007. The increase was primarily due to the sale of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China, and costs resulting from increased sales of instant lottery tickets in other venues, partially offset by lower costs associated with decreased revenues from our licensed games.

Cost of sales of $4.4 million for the quarter ended September 30, 2008 was $3.4 million or 44% lower than for the quarter ended September 30, 2007 primarily due to reduced costs as a result of the restructuring of our phone card manufacturing in the U.K. and lower costs as a result of decreased sales in Germany.

Selling, general and administrative expense of $14.3 million for the quarter ended September 30, 2008 was $2.2 million or 13% lower than in the quarter ended September 30, 2007.  The decrease was primarily due to reduced costs from OGT and reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $9.3 million for the quarter ended September 30, 2008 decreased $27.7 million or 75% lower compared to the quarter ended September 30, 2007, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations.

Lottery Systems

For the quarter ended September 30, 2008, total revenue for Lottery Systems was $77.4 million compared to $63.0 million in the quarter ended September 30, 2007, an increase of $14.4 million or 23%. Lottery Systems service revenue for the quarter ended September 30, 2008 was $62.4 million compared to $54.6 million for the quarter ended September 30, 2007, an increase of $7.8 million or 14%. The increase was primarily due to increased revenue from instant ticket validation services in China ($7.5 million) and increased revenues from Lottery Systems contracts in Europe, partially offset by a decrease in revenue from domestic contracts and reduced revenue from the absence of the Korea contract.

Lottery Systems sales revenue for the quarter ended September 30, 2008 was $15.1 million compared to $8.4 million for the quarter ended September 30, 2007, an increase of $6.7 million.  The increase was primarily due to the sale of Wave™ terminals in Italy ($4.5 million), the sale of video software upgrades in Quebec ($1.7 million), the sale of instant ticket vending machines in Pennsylvania and the sale of hardware in Hungary.

Cost of services of $32.6 million for the quarter ended September 30, 2008 was $3.7 million or 13% higher than in the quarter ended September 30, 2007. The increase was primarily due to costs associated with instant ticket validation services in China, higher costs on new domestic contracts and costs associated with increased revenues from Lottery Systems contracts in Europe.

Cost of sales of $11.6 million for the quarter ended September 30, 2008 was $7.8 million higher than for the quarter ended September 30, 2007, primarily due to costs associated with the sale of Wave™ terminals in Italy, the sale of video software upgrades in Quebec, the sale of instant ticket vending machines in Pennsylvania and the sale of hardware in Hungary.

Selling, general and administrative expense of $6.9 million for the quarter ended September 30, 2008 was $1.7 million or 20% lower than in the quarter ended September 30, 2007.  The decrease was primarily attributable to decreased legal, compliance and business development costs, partially offset by increased stock-based compensation expense.

Depreciation and amortization expense of $15.4 million for the quarter ended September 30, 2008 decreased $0.7 million or 4% as compared to the quarter ended September 30, 2007, primarily due to decreased depreciation due to the absence of the Korea contract.

Diversified Gaming

For the quarter ended September 30, 2008, total revenue for Diversified Gaming was $59.9 million compared to $55.4 million in the quarter ended September 30, 2007, an increase of $4.5 million or 8%. Diversified Gaming service revenue for the three months ended September 30, 2008 was $55.9 million compared to $50.8 million for the quarter ended September 30, 2007, an increase of $5.1 million or 10%. The increase in service revenue primarily reflects increased revenue from Global Draw and Games Media, partially offset by lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure and decreased revenue from our venue management business due to lower dollars wagered, or handle.

The Diversified Gaming sales revenue for the quarter ended September 30, 2008 was $4.0 million compared to $4.6 million in the same quarter in the prior year, a decrease of $0.6 million or 13%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals, as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.  The decrease was partially offset by an up-front license of game software by Global Draw.

Cost of services of $33.4 million for the quarter ended September 30, 2008 was $2.7 million or 9% higher than for the quarter ended September 30, 2007. The increase was primarily due to costs associated with increased revenue from Global Draw and increased costs associated with our domestic pari-mutuel business.  The increase was partially offset by reduced costs from our venue management business.

Cost of sales of $1.3 million for the quarter ended September 30, 2008 was $3.0 million or 70% lower than for the quarter ended September 30, 2007, due to reduced sales from Games Media.

Selling, general and administrative expense of $5.4 million for the quarter ended September 30, 2008 was $0.6 million or 13% higher than for the quarter ended September 30, 2007. The increase was primarily due to increased costs from Games Media.

Depreciation and amortization expense of $11.5 million for the quarter ended September 30, 2008 increased $3.6 million or 46% from the quarter ended September 30, 2007, primarily due to increased depreciation from Global Draw and Games Media plus increased depreciation from our domestic pari-mutuel business.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following analysis compares the results of operations for the nine months ended September 30, 2008 to the results of operations for the nine months ended September 30, 2007.

Overview

Revenue Analysis

For the nine months ended September 30, 2008, total revenue was $854.9 million compared to $778.7 million for the nine months ended September 30, 2007, an increase of $76.2 million or 10%. Our service revenue for the nine months ended September 30, 2008 was $764.0 million compared to $690.2 million for the nine months ended September 30, 2007, an increase of $73.8 million, or 11%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the launch of instant lottery tickets in China ($25.6 million), revenue from instant ticket validation services in China ($13.9 million) and increased revenue from Global Draw and Games Media.  The increase was partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the third quarter 2007 ($12.3 million) and decreased revenues from our licensed games ($6.2 million).  Our sales revenue for the nine months ended September 30, 2008 was $90.9 million compared to $88.6 million in the nine months ended September 30, 2007, an increase of $2.3 million or 3%. The increase was primarily the result of the sale of Wave™ terminals in Italy ($13.1 million), the sale of instant ticket vending machines in Pennsylvania, the sale of VLT hardware in West Virginia and an up-front license of game software by Global Draw.  The increase was partially offset by decreased sales in Germany, a continuing decline in phone card prices and volumes reflecting a market shift to lower priced products and decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.

Expense Analysis

Cost of services of $440.4 million for the nine months ended September 30, 2008 was $52.0 million or 13% higher than for the nine months ended September 30, 2007. The increase was primarily related to an additional four months of costs from OGT which was acquired in May 2007, the launch of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China, costs associated with instant ticket validation services in China and costs associated with increased revenue from Global Draw.  The increase was partially offset by reduced costs from ILC as a result of our disposal of the business in January 2008 and costs associated with decreased licensed games revenue.

Cost of sales of $63.8 million for the nine months ended September 30, 2008 was $1.0 million or 2% lower than the nine months ended September 30, 2007 primarily reflecting the decreased level of phone card sales, the decline of sales in Germany and reduced sales from Games Media, partially offset by costs associated with the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLT hardware in West Virginia.

Selling, general and administrative expense of $140.8 million for the nine months ended September 30, 2008 was $17.4 million or 14% higher than for the nine months ended September 30, 2007.  The increase was primarily attributable to an additional four months of costs from OGT, which was acquired in May 2007, increased expense associated with the restructuring of phone card manufacturing in the U.K. ($3.1 million), increased legal, compliance and business development costs, our expanded business in China, increased stock-based compensation costs and costs from the Global Draw earn-out ($3.3 million).  The increase was partially offset by reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $106.1 million for the nine months ended September 30, 2008 decreased $16.5 million or 13% from the same period in 2007, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations, partially offset by increased depreciation from Global Draw and Games Media.

Interest expense of $46.0 million for the nine months ended September 30, 2008 increased $2.9 million or 7% from the same period in 2007, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from CLN in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN and our interest in Guard Libang. For the nine months ended September 30, 2008, our share of CLN’s income totaled $43.0 million compared to $29.3 million in the nine months ended September 30, 2007. The increase in income for the nine months ended September 30, 2008 reflects continued growth of instant ticket sales in Italy.  For the nine months ended September 30, 2008, our share of the earnings of RCN was $2.9 million and our share of the earnings of Guard Libang was $2.8 million.

Early extinguishment of long-term debt of $3.0 million for the nine months ended September 30, 2008 reflects the write-off of unamortized deferred financing fees related to the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”), which was terminated and replaced with the credit agreement, dated as of June 9, 2008, among our 100%-owned subsidiary, Scientific Games International, Inc. (SGI”), as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto (the “Credit Agreement”).

Income tax expense was $30.7 million for the nine months ended September 30, 2008 versus $19.2 million for the nine months ended September 30, 2007.  The effective income tax rates for the nine months ended September 30, 2008 and 2007 were approximately 29.3% and 28.2% respectively.  The increase in the effective income tax rate was primarily due to higher U.S. income taxes in the first nine months of 2008.

Segment Overview

Printed Products

For the nine months ended September 30, 2008, total revenue for Printed Products was $445.8 million compared to $399.4 million in the nine months ended September 30, 2007, an increase of $46.4 million or 12%. For the nine months ended September 30, 2008, service revenue for Printed Products was $421.2 million compared to $370.7 million for the nine months ended September 30, 2007, an increase of $50.5 million or 14%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the launch of instant lottery tickets in China ($25.6 million) and increased sales in Italy and other venues, partially offset by the impact of the re-priced Pennsylvania cooperative services contract, which began impacting revenue during the third quarter 2007 ($12.3 million) and decreased revenues from our licensed games ($6.2 million).

Printed Products sales revenue for the nine months ended September 30, 2008 was $24.6 million compared to $28.7 million for the nine months ended September 30, 2007, a decrease of $4.1 million or 14%. The decrease was primarily the result of decreased sales in Germany and a continuing decline in phone card prices and volumes reflecting a market shift to lower priced products.

Cost of services of $249.7 million for the nine months ended September 30, 2008 was $40.8 million or 20% higher than for the nine months ended September 30, 2007. The increase was primarily due to an additional four months of costs from OGT which was acquired in May 2007, the launch of instant lottery tickets in China, including costs for air freight and duty on delivery of instant lottery tickets to China, and increased sales of instant lottery tickets in Italy and other venues.  The increase was partially offset by reduced costs from ILC as a result of our disposal of the business in January 2008 and decreased costs associated with decreased revenues from our licensed games.

Cost of sales of $16.3 million for the nine months ended September 30, 2008 was $7.5 million or 32% lower than for the nine months ended September 30, 2007 primarily due to the decreased level of phone card sales and the decline of sales in Germany.

Selling, general and administrative expense of $47.9 million for the nine months ended September 30, 2008 was $4.2 million or 10% higher than for the nine months ended September 30, 2007.  The increase was primarily attributable to costs from OGT, which was acquired in May 2007, increased expense associated with the restructuring of phone card manufacturing in the U.K. ($3.1 million), increased legal, compliance and business development costs, increased costs from our business in China and increased stock-based compensation costs.  The increase was partially offset by reduced costs from ILC as a result of our disposal of the business in January 2008.

Depreciation and amortization expense of $28.7 million for the nine months ended September 30, 2008 decreased $26.8 million or 48% compared to the nine months ended September 30, 2007, primarily due to asset impairment charges of $26.1 million in the quarter ended September 30, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany as a result of our plan to rationalize our global Printed Products Group operations.

Lottery Systems

For the nine months ended September 30, 2008, total revenue for Lottery Systems was $225.7 million compared to $191.7 million for the nine months ended September 30, 2007, an increase of $34.0 million or 18%.  Lottery Systems service revenue for the nine months ended September 30, 2008 was $178.3 million compared to $161.7 million for the nine months ended September 30, 2007, an increase of $16.6 million or 10%.  The increase was primarily due to increased revenue from instant ticket validation services in China ($13.9 million) and increased revenue from our Lottery Systems contracts in Hungary and Puerto Rico.  The increase was partially offset by a decrease in revenue from the South Carolina contract and a decrease in revenue from the absence of the Korea contract.

Lottery Systems sales revenue for the nine months ended September 30, 2008 was $47.3 million compared to $29.9 million for the nine months ended September 30, 2007, an increase of $17.4 million or 58%.  The increase was primarily due to the sale of Wave™ terminals in Italy ($13.1 million), Lottery Systems sales in Germany and Norway, the sale of instant ticket vending machines in Pennsylvania and the sale of VLT hardware in West Virginia.  The increase was partially offset by the absence of a one-time sale of ticket checker machines in Canada during the first nine months of 2007 and sales from the Korea contract.

Cost of services of $92.4 million for the nine months ended September 30, 2008 was $6.1 million or 7% higher than in the nine months ended September 30, 2007. The increase was primarily due to costs associated with instant ticket validation services in China, costs associated with revenue from our the Lottery Systems contract in Hungary, increased costs associated with the new online contract in Connecticut and increased costs on the Mexico contract.  The increase was partially offset by a decrease in cost from the absence of the Korea contract.

Cost of sales of $38.4 million for the nine months ended September 30, 2008 was $22.5 million higher than in the nine months ended September 30, 2007, primarily due to costs associated with the sale of Wave™ terminals in Italy, Lottery Systems sales in Germany, the sale of instant ticket vending machines in Pennsylvania and the sale of VLT hardware in West Virginia.  The increase was partially offset by a reduction in cost as a result of the absence of a one-time sale of instant ticket checker machines in Canada during the first nine months of 2007.

Selling, general and administrative expense of $25.7 million for the nine months ended September 30, 2008 was $1.8 million or 8% higher than for the nine months ended September 30, 2007.  The increase was primarily attributable to increased legal, compliance and business development costs, our expanded business in China, and increased stock based-compensation costs.

Depreciation and amortization expense of $45.8 million for the nine months ended September 30, 2008 increased $0.3 million or 1% compared to the nine months ended September 30, 2007, primarily due to increased amortization of deferred installation costs for our Lottery Systems contract in Mexico, partially offset by reduced amortization due to the absence of the Korea contract.

Diversified Gaming

For the nine months ended September 30, 2008, total revenue for Diversified Gaming was $183.4 million compared to $187.6 million in the nine months ended September 30, 2007, a decrease of $4.2 million or 2%. Diversified Gaming service revenue for the first nine months of 2008 was $164.6 million compared to $157.7 million for the nine months ended September 30, 2007, an increase of $6.9 million or 4%. The increase in service revenue primarily reflects increased revenue from Global Draw and Games Media, partially offset by lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower revenue due to the loss of our Woodbine contract in Canada and decreased revenue from our venue management business due to lower handle.

The Diversified Gaming sales revenue for the nine months ended September 30, 2008 was $18.9 million compared to $29.9 million for the same nine months in the prior year, a decrease of $11.0 million or 37%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements.  The decrease was partially offset by an up-front license of game software by Global Draw.

Cost of services of $98.3 million for the nine months ended September 30, 2008 was $5.2 million or 6% higher than for the nine months ended September 30, 2007. The increase was primarily due to costs associated with increased revenue from Global Draw and increased costs associated with our domestic pari-mutuel business, partially offset by a decline in costs from our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower costs as a result of the loss of our Woodbine contract in Canada and lower costs from our venue management business.

Cost of sales of $9.1 million for the nine months ended September 30, 2008 was $16.0 million or 64% lower than for the nine months ended September 30, 2007, primarily due to reduced sales from Games Media.

Selling, general and administrative expense of $19.5 million for the nine months ended September 30, 2008 was $4.1 million or 27% higher than for the nine months ended September 30, 2007. The increase was primarily due to increased costs from the Global Draw earn-out ($3.3 million) and increased costs from Games Media, partially offset by lower costs in our domestic pari-mutuel business and venue management business.

Depreciation and amortization expense of $30.8 million for the nine months ended September 30, 2008 increased $9.9 million or 47% primarily due to increased depreciation from Global Draw and Games Media plus increased depreciation from our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company’s debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company.  We and SGI entered into the Credit Agreement on June 9, 2008.  The Credit Agreement replaces the Company’s credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the “2004 Credit Agreement”).  All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated.  In addition, on June 11, 2008, SGI issued $200,000 of 7.875% senior subordinated notes due 2016 (the “2008 Notes”).   The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 (the “Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and the trustee.  In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13.0 million was paid to certain financial institutions in the form of fees and initial purchasers’ discounts.

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

The Revolver and the Term Loan will both mature on September 15, 2012, unless one of the following conditions is met:

•                  our 6.25% Senior Subordinated Notes due 2012 (the “2004 Notes”)  are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge such notes); or

•                    the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50.0 million.

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

•                  4.25 to 1:00 (fiscal quarter ended June 30, 2008 through December 31, 2009)

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

We were in compliance with our covenants as of September 30, 2008.

As of September 30, 2008, we had approximately $178.4 million available for additional borrowing or letter of credit issuance under our Revolver.  There were no borrowings and $71.6 million in outstanding letters of credit under our Revolver as of September 30, 2008.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the foregoing financial ratios.

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

If the exchange offer is not completed (or, if applicable, the shelf registration statement is not declared effective) on or before March 11, 2009, the annual interest rate borne by the 2008 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2008 Notes were originally issued.

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

Short-term debt includes approximately $47.6 million of unsecured borrowings, denominated in Chinese Renminbi Yuan (“RMB”), from two banks in China.  The borrowings have maturity dates of less than one year and interest rates ranging from 6.2% to 7.8%, which is 95% to 105% of the rate set by the People’s Bank of China for similar type loans.  The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings.  Proceeds from the borrowings are being used to procure and install our terminal validation network in China.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes	$200,000	—	—	200,000	—
Long-term debt, 0.75% notes (1)	273,782	—	273,782	—	—
Long-term debt, 7.875% notes	200,000	—	—	—	200,000
Long-term debt, Term Loan	547,250	5,500	11,000	530,750	—
Unsecured borrowings denominated in RMB	47,596	47,596	—	—	—
Other long-term debt	2,454	392	1,428	73	561
Interest expense (2)	367,691	67,726	130,291	110,619	59,055
Global Draw earn out (4)	120,000	120,000	—
Operating leases	87,748	19,815	29,006	19,923	19,004
Other long-term liabilities (3)	17,649	2,480	6,372	89	8,708
Total contractual obligations	$1,864,170	263,509	451,879	861,454	287,328

(1)           The Convertible Debentures are due in 2024.  However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(2)           Based on rates in effect at September 30, 2008.

(3)           We have excluded approximately $31.5 million of pension plan liabilities, deferred compensation liabilities of approximately $20.8 million and the liability for uncertain tax positions of $14.1 million at September 30, 2008.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

(4)           In accordance with the purchase agreement, we estimate that an earn-out of approximately $120.0 million may be paid to the selling shareholders and certain members of the management of Global Draw in 2009.

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

As of September 30, 2008, our available cash and borrowing capacity totaled $340.2 million compared to $150.6 million as of December 31, 2007. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $132.4 million increase in our available cash from the December 31, 2007 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2008 of $145.6 million along with $192.2 million of additional net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $168.1 million, acquisition related payments of $3.2 million and the effects of exchange rates. The $145.6 million of net cash provided by operating activities is derived from approximately $192.7 million of net cash provided by operations, including a $23.0 million cash dividend from CLN, offset by approximately $47.1 million from changes in working capital. The working capital changes occurred principally from increases in accounts receivable and prepaids, deposits and other current assets, and decreases in other current liabilities, offset by increases in accrued liabilities and a decrease in inventory.  Capital expenditures were $10.9 million in the nine months ended September 30, 2008 compared to $27.4 million in the corresponding period in 2007. Wagering system expenditures totaled $123.5 million in the nine months ended September 30, 2008 compared to $108.9 million in the corresponding period in 2007, and consisted primarily of our lottery contracts in Connecticut and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures during the three months ended September 30, 2008 consisted primarily of licensed properties, lottery contracts in Connecticut and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Agreement.

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

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented.  We are currently evaluating the potential impact FSP APB 14-1 will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2008, approximately 53% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan Chase Bank N.A. (“JPMorgan”).  Under the Hedge, SGI will pay interest on a $100 million notional amount of debt at a fixed rate of 3.49% and will receive interest on a $100 million notional amount of debt at the prevailing 3-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of Scientific Games’ variable-rate debt.

Principal Amount by Expected Maturity – Average Interest Rate

September 30, 2008

(Dollars in thousands)

	Twelve Months Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total	FMV
Debt at fixed interest rates	$392	146	1,282	42	200,031	474,343	676,236	640,171
Weighted-average interest rates	7.3%	4.4%	2.7%	5.4%	6.3%	3.8%	4.5%

Debt at variable interest rates	$53,096	5,500	5,500	5,500	525,250	—	594,846	592,110
Weighted-average interest rates	6.8%	6.3%	6.3%	6.3%	6.3%	0.0%	6.3%

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, two purported class actions relating to the Quick Pick wager were filed against Scientific Games Corporation, Scientific Games International, Inc. and Scientific Games Racing, LLC.  Angel Romero filed one suit on behalf of himself and a class of similarly situated individuals in Superior Court of Los Angeles, Case No. BC-391885 (including claims against additional John Doe Defendants 1-20) on June 2, 2008.  On august 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought a federal class action in the Central District of California, Case No. CV 08-05121 (including claims against additional John Doe Defendants 1-20).   On October 22, 2008, the plaintiff in Romero moved to dismiss the state suit, which motion was granted on October 23, 2008. On October 22, 2008, the Court granted our Motion to Dismiss the federal case, without leave to refile.

Item 1A.  Risk Factors

We recognize significant earnings from our cooperative investment in CLN but we do not control distributions of its cash.

We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting.  Our investment in the consortium resulted in a significant portion of our income in 2007.  For the year ended December 31, 2007, we recorded income of approximately $37.7 million attributable to our interest in CLN.  For the nine months ended September 30, 2008, we recorded income of approximately $43.0 million attributable to our interest in CLN.  Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings.  Lottomatica S.p.A., which owns one of our principal competitors, has a 63% interest in the consortium.  If the consortium does not distribute earnings to equityholders we may record significant income attributable to our interest in the consortium but will not receive commensurate cash flow.  Any inability to access cash earned by the consortium could adversely affect our ability to pay our debt obligations when they become due and payable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2008 - 7/31/2008	15,403	$30.04	—	$172.1 million
8/1/2008 - 8/31/2008	4,376	$31.05	—	$172.1 million
9/1/2008 - 9/30/2008	—	$—	—	$172.1 million
Total	19,779	$30.26	—	$172.1 million

(1)   The activity in this column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended September 30, 2008.

(2)   The stock repurchase program was originally publicly announced on November 2, 2006 and extended on December 13, 2007.   Under the repurchase program, we are authorized to repurchase, from time to time in the open market through December 31, 2008, shares of our outstanding common stock in an aggregate amount up to $200.0 million.  Purchases are funded by cash flows from operations, borrowings, or a combination thereof.  The timing and amount of purchases is determined by our management based on its evaluation of market conditions, share price and other factors, including limitations under the terms of certain of our debt agreements.  The stock repurchase program may be suspended or discontinued at any time.  There were no repurchases of common stock under the publicly announced stock repurchase program during the three months ended September 30, 2008.

Item 6.  Exhibits

Exhibit Number
10.1

Letter Agreement dated August 5, 2008 between the Company and Steven M. Saferin, which amended the Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Mr. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2008).

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
(principal financial officer)

Dated: November 4, 2008

INDEX TO EXHIBITS

Exhibit Number
10.1

Letter Agreement dated August 5, 2008 between the Company and Steven M. Saferin, which amended the Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Mr. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2008).

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