Form 10-K
period 2008-12-31
SCIENTIFIC GAMES CORP
filed 2009-03-02
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,914,310,506(1).

         Common shares outstanding as of February 25, 2009 were 92,674,210.

DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2009 Annual Meeting of Stockholders	Part III

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 140

 PART I
FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; dependence on suppliers and manufacturers; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 1.    BUSINESS

        Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements. "International" refers to non-United States jurisdictions. "United States ("U.S.") jurisdictions" refers to all 50 states plus the District of Columbia and Puerto Rico. "Online" lottery refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our subsidiaries, Autotote Enterprises, Inc. (in Connecticut and Maine) and Scientific Games Racing B.V. (in the Netherlands). "Handle" is a racing industry term for dollars wagered. The "wide area gaming" market refers to a collection of video lottery and other markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue.

Overview

        Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading supplier of technology-based products, systems and services to gaming markets worldwide. We believe we offer our customers the widest array of technologically advanced products and services in each market we serve. We report our operations in three business segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group.

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

        Instant ticket and related services include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We provide lotteries with access to some of the world's most popular entertainment brands, including Deal or No Deal™, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. We also provide lotteries with customized partnerships, or cooperative service programs, to help lotteries efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

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

Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts and internationally through outright sales. We have contracts to operate online lottery systems for 15 of the 44 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe.

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offerings include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals ("VLTs"), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C Amusement With Prize ("AWP") and Skill With Prize ("SWP") terminals. Business units within the Diversified Gaming Group include: The Global Draw Limited and certain related companies ("Global Draw"), a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited ("Games Media"), our AWP and SWP terminal supplier to U.K. public house ("pub") operators; and our venue management gaming operations in Connecticut, Maine and the Netherlands.

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

        During the U.S. lottery industry's fiscal year-end 2008 (which is June 30, 2008 for all but three states), U.S. online lottery retail sales totaled approximately $22.5 billion, and U.S. instant ticket lottery sales totaled approximately $30.1 billion. Based on international industry information, we estimate that international online lottery retail sales totaled approximately $166.0 billion and that international instant ticket lottery sales totaled approximately $58.3 billion during calendar year 2007. Industry data indicates that in the U.S. instant ticket retail sales have generally been growing faster than online games because of "instant" rewards rather than the delayed rewards of online games with periodic or weekly drawings, and also due to increased payouts and more frequent game introductions.

Wide Area Gaming

        The wide area gaming market refers to a collection of video lottery and other gaming markets in which gaming terminals are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where hundreds or even thousands of gaming machines are housed in a single venue. The wide area gaming market is large and complements our wide area technology and service expertise. One of the key benefits of wide area gaming is the downloadable, centrally determined technology that allows for easy reconfiguration of game content on each terminal. Wide area gaming includes a number of regulatory categories including VLTs, server-based gaming terminals, AWP and SWP terminals and other gaming devices that are converging as networked video gaming terminals.

        Historically video lottery has included gaming terminals monitored by a central system, often accepting currency but only dispensing vouchers. In the U.S., these gaming terminals were originally deployed by lotteries in bars and restaurants and more recently in horse and greyhound racetracks (racinos). Video lottery has expanded in Europe and elsewhere to include gaming machines networked to central systems, often with game results being centrally determined. We believe our Global Draw system is highly adaptable and can be used in either publicly owned or privately operated video lottery venues.

        In Great Britain, licensed bookmakers may provide up to four regulated gaming machines per licensed betting shop. Prior to September 1, 2007, there were approximately 25,000 fixed odds betting terminals ("FOBTs") installed in the U.K. In September 2007, when the substantive provisions of Great Britain's Gambling Act of 2005 (the "Gambling Act") came into effect, bookmakers were able to deploy up to four machines of two defined categories known as B2 terminals, which is the new regulatory category for FOBTs, and B3 terminals, which is a new classification of short play cycle terminals with predominantly similar content to reel-based slot machines and a £500 maximum win (otherwise referred to as "jackpot" terminals). To comply with the new Great Britain gaming requirements, we replaced all of the 9,400 FOBTs owned by Global Draw with new dual-purpose Nevada™ terminals prior to September 1, 2007 and placed an additional 2,800 Nevada™ terminals into operation during 2008, bringing the total number of terminals operated by Global Draw to approximately 12,200. In addition to B2/B3 terminals, bookmakers in Great Britain and Austria also provide customers with the ability to wager on a variety of monitor games (including keno-style content).

        The wide area gaming industry in Great Britain also includes approximately 120,000 AWP terminals and 30,000 SWP terminals. Historically, nearly all of these AWP terminals were standalone, single game, analog mechanical spinning reel gaming devices. Because of the archaic nature of the analog AWP terminals, income from these machines had been declining an estimated 6-8% per year; however, in the fourth quarter of 2007, this business began to expand as analog AWP terminals started to be replaced with digital AWP terminals classified as category C or D gaming machines under the Gambling Act. The Gambling Act allows regulated category C gaming machines to be provided by suppliers to pubs on the basis of participation agreements for the first time. These new digital terminals provide players with a variety of games, which we manage through a downloadable, centrally determined network. The expansion of games available to play on the digital AWPs is expected to attract new players. Some AWP terminals in Europe have been already been replaced with digital versions and the majority of AWP terminals are expected to be replaced with digital versions over the next few years. During 2007 and 2008, approximately 9,400 analog machines were replaced with digital machines in the U.K.

Pari-mutuel Wagering

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

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. Based on industry information, we estimate that pari-mutuel wagering in North America totaled approximately $17 billion in 2008, down from approximately $19 billion in 2007. We believe the decline in North American pari-mutuel wagering is primarily due to competition from other gaming activities such as casinos, lotteries and internet gambling and competition from other forms of individual and family entertainment such as movies, restaurants and the Internet, as well as the relative difficulty of attracting younger consumers to pari-mutuel wagering.

Prepaid Phone Cards

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

Operational Overview

Printed Products Group

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we believe we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic and foreign lottery jurisdictions and commercial (non-lottery) customers. We presently have a contract with 40 of the 42 U.S. jurisdictions that sell instant lottery tickets and we provide instant tickets to North Carolina through its contract with GTECH Corporation ("Gtech"). In addition, we have sold instant lottery tickets to customers in over 50 countries. Our instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. In 2008 and 2007, we sold approximately 38.7 billion and 31.5 billion, respectively, 2 × 4 inch equivalent instant tickets, of which approximately 49% and 40%, respectively, were sold outside the U.S. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

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

        We provide lotteries with access to some of the world's most popular entertainment brands, which help increase their instant ticket sales. Our entertainment brands include themed instant games such as Betty Boop™, The Pink Panther™, I Love Lucy®, Harley-Davidson®, Monopoly™ and Wheel of Fortune® to name a few. We also provide branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. Popular brands offered as non-cash prizes for lottery players include Deal or No Deal™, Major League Baseball®, National Basketball Association, Corvette®, Jeopardy!® and World Poker Tour®.

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

        We have contracts for cooperative services with the U.S. jurisdictions of Arizona, Delaware, District of Columbia, Florida, Georgia, Maine, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee and Virginia. Under such contracts, we are typically paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. Beginning in 2005, we expanded our cooperative service style offerings in Germany and now have contracts with four state lotteries.

        We also applied our cooperative service programs in Italy as a member of Consorzio Lotterie Nazionali ("CLN"), a consortium consisting principally of ourselves, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. CLN has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery (the "Concession"). The Concession commenced in mid-2004 and has an initial term of six years with a six-year extension at the option of the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of the Consession, including any renewal term. We participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations. Retail sales have improved from approximately $18.5 million per week at the start of our operation with CLN to approximately $222.8 million per week currently, an overall improvement of approximately 1,104%.

        In 2007, we acquired a 49% interest in a newly formed joint venture in China, which has established an instant ticket manufacturing facility that is expected to produce instant lottery tickets for sale to the China Sports Lottery for a 15-year period beginning in 2009. In addition, we entered into a separate arrangement to sell instant tickets directly to the China Sports Lottery for a temporary period of time between March 2008 and December 2008. During 2008, we recorded approximately $40.2 million in revenue from the China Sports Lottery as a result of this temporary arrangement. In addition, during 2007, we established a joint venture with Shandong Inspur Scientific Games Technology, Ltd. ("SIST") and began providing cooperative services support in the Shangdong Province of China in the first half of 2008.

        Also during 2007, we acquired a 50% interest in Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services to the Chinese Welfare Lottery in China.

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

        We have contracts to operate online lottery systems for 15 of the 44 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe. Internationally, we have lottery systems operating in Argentina, Australia, Canada, China, Dominican Republic, France, Germany, Hungary, Iceland, Latvia, the Republic of Korea, Mexico, the Netherlands, Norway, Philippines, Spain, Sweden and Switzerland. During 2008, the lottery in Connecticut awarded us a new five-year online lottery contract until 2013, at which time the contract will be subject to five additional one-year renewal options. In late 2007 and in 2008, the lotteries in South Carolina, West Virginia and South Dakota awarded new online lottery contracts to other vendors. Our contract with South Carolina ended on November 15, 2008 and our existing contracts with the West Virginia and South Dakota lotteries terminate on June 27, 2009 and August 2, 2009, respectively.

        Also during 2008, the lottery in Pennsylvania initially awarded a new online contract to another vendor. The Pennsylvania lottery later suspended contract negotiations with the other vendor and, after soliciting "best and final" offers from both vendors, awarded us a new five-year online lottery contract beginning in 2009 with five one-year renewal options (the first of which the lottery exercised, which extended the term of the contract through 2014). The other vendor protested the award of the contract to us and also filed a lawsuit seeking judicial review of the procurement process leading to the award.

The court enjoined the Pennsylvania lottery from executing the new contract until the other vendor's bid protest was administratively resolved. The administrative hearing officer denied the other vendor's protest on December 12, 2008, after which we and the lottery executed the new contract. The other vendor has appealed this decision in court. In December, the lottery also issued an emergency purchase order extending the previous contract for up to one year in the event the other vendor's appeal is successful.

        In 2008, we were awarded a contract to provide the China Sports Lottery with a central instant ticket validation system on which we get paid a percentage of retail sales.

Diversified Gaming Group

        Wide Area Gaming.    We believe we are a leading supplier of wide area gaming systems and terminals to licensed bookmakers in the U.K. and Austria. We provide bookmakers with a turnkey offering which includes remote management of the game content and management information, wagering terminals, central computer system, data communications, and field support service. We develop game content through our own staff in Austria and Australia, and we contract with other gaming suppliers for additional content. Our contracts are for an initial period of two to four years under which we are typically paid a fee equal to a percentage of our customer's revenues generated from wagers on each terminal. Global Draw operates approximately 12,200 terminals in the U.K. We believe Global Draw's Nevada™ terminals achieve higher revenue levels for Global Draw's customers than those provided by the competition in part because the Nevada™ terminal provides customers the flexibility of switching from B2 to B3 content to enhance their revenue, along with superior field service and game content. Global Draw has recently begun to expand into Latin America, the Caribbean and Asia.

        In the U.K. digital AWP and SWP industry, we develop our own game content and contract with third-party game developers and game content providers. This game content is then programmed into digital gaming terminals that are manufactured for us by a third party, and then supplied as part of a digital gaming product offering (which includes SWP terminals, digital jukeboxes and pool tables) to pubs. In late 2007, we began to offer full facilities management contracts to U.K. pub operators and now have approximately 1,450 digital AWP terminals installed to date with almost 600 pub operators.

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

        In the United States, Germany and Ireland, we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum term of five years, under which we are generally paid a fee equal to a percentage of the amount wagered on a particular event. These fees have a weighted-average of approximately 0.36% of the amounts wagered. In addition, fees may be charged for extra equipment and services, particularly for new terminal models and equipment levels or services that exceed those originally contracted for. We have generally been successful in renewing these contracts, although, in late 2007 and late 2008, Woodbine Racetrack in Ontario, Canada and Fairgrounds Racetrack in New Orleans awarded new pari-mutuel contracts to other vendors. Internationally, we typically sell pari-mutuel wagering systems to licensed pari-mutuel operators and may provide ongoing fee-based support services under long-term contracts. Each of these systems is customized to meet the unique needs of our customers, including game designs, regulatory requirements, language preferences, network communication standards and other key system requirements.

        Our pari-mutuel systems utilize proprietary technology that facilitates high-speed processing of wagers made on a particular event over secure, high-speed communication channels and the calculation and display of betting odds on a particular event. Our systems link multiple racetracks and OTBs to one another, which enable operators to increase their revenues. Our pari-mutuel wagering business includes the supply of transaction-processing software, wagering terminals, central site computers and communication hardware, and on-going operational support and maintenance services. Our central site computers have historically been located in regional hubs or, in some cases, at the racetrack itself, depending on regulatory requirements. In 2006, we began migrating these systems into two new special purpose enterprise-level computing data centers. One data center is located in Sacramento, CA and another in Mount Laurel, NJ. By the end of the migration process, pending certain regulatory approval, we expect that all U.S.-based systems will operate from these two data centers while separate systems will remain in Canada and Puerto Rico.

        Venue Management.    We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations, with total wagers of approximately $219.0 million in 2008, consist of ten OTB facilities, including video simulcasting at three teletheaters and seven other branches, and telephone account wagering for customers in 11 states. We hold one of five OTB licenses within the state of Maine. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, which totaled approximately $44 million in 2008, originating from four racetracks and 29 OTBs under a contract through June 2013. Our revenues are based on a percentage of the amounts wagered at or through our facilities, which ranges from 21% in Connecticut to 23% in the Netherlands, depending on the location of the wagering event and the type of wager made.

        As previously announced, our Board of Directors has engaged a financial advisor to assist in reviewing strategic alternatives for our pari-mutuel wagering and venue management businesses. We expect to consider and evaluate available alternatives during the review including, but not limited to, the sale of those businesses. We have not set any timetable for the conclusion of this strategic review and do not intend to comment further publicly with respect to this process unless and until a specific alternative is approved by our Board. There can be no assurance that the review process will result in the announcement or consummation of any sale or other transaction.

        For additional information concerning our business and geographic segments, see our Business and Geographic Segments footnote included in the notes to the consolidated financial statements.

Contract Procurement

Lottery

        Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation." Lotteries select an instant ticket or online supplier by issuing a request for proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor offering the lowest price, regardless of factors other than price. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options that may extend up to ten years. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year. The table below lists the U.S. lottery contracts for which we had executed agreements as of January 15, 2009 and certain related information. We are the exclusive provider of systems in all online and video lottery contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2008* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$252.4	ITRS	January 2003	January 2010	None
California	1,551.1	ITRS	July 2005	June 2009	4 one-year
Colorado	336.0	ITRS	January 2006	November 2010	None
Colorado	169.8	Online	April 2005	October 2012	1 two-year
Connecticut	619.0	ITRS	August 2007	August 2010	None
Connecticut	379.1	Online	May 2008	May 2013	5 one-year
Delaware	35.6	ITRS	November 2005	November 2011	None
Delaware	89.3	Online & Video	September 2001	February 2010	5 one-year
District of Columbia	43.7	ITRS	August 2005	August 2010	2 one-year
Florida	2,368.8	ITRS	October 2008	September 2014	2 two-year
Georgia	2,404.9	ITRS	September 2003	September 2013	None
Idaho (2)	84.4	ITRS	August 2007	September 2012	1 three-year
Illinois	1,114.5	ITRS	December 2005	December 2010	None
Indiana (2)	525.9	ITRS	January 2002	December 2009	2 one-year
Indiana	296.9	Online	January 1999	August 2009	None
Iowa	112.3	Online	July 2001	June 2010	1 one-year
Iowa (2)	138.0	ITRS	January 2008	December 2009	3 one-year
Kentucky (2)	470.9	ITRS	September 2002	September 2009	None
Louisiana	132.0	ITRS	February 2005	October 2010	None
Maine	63.2	Online	July 2001	June 2011	None
Maine	164.3	ITRS	July 2001	June 2011	None
Maine	N/A	Video	February 2005	February 2010	1 five-year
Maryland	1,159.1	Online	October 2005	June 2011	1 five-year
Maryland (1)	513.9	ITRS	July 2006	June 2010	1 three-year
Massachusetts (2)	3,341.5	ITRS	August 2004	August 2009	None
Michigan (2)	735.1	ITRS	December 2006	December 2011	5 one-year
Minnesota	398.0	ITRS	March 2005	February 2010	None
Missouri (2)	639.9	ITRS	April 2001	June 2009	2 one-year
Montana	12.9	ITRS	August 2008	August 2013	7 one-year
Nebraska	63.7	ITRS	May 2001	June 2011	None
New Hampshire	76.7	Online	June 2000	June 2010	None
New Hampshire	183.1	ITRS	June 2006	June 2010	1 two-year
New Jersey (1)	1,284.0	ITRS	November 2001	April 2009	None
New Mexico	86.6	ITRS	March 2003	March 2009	1 one-year
New Mexico	N/A	Video	December 2005	December 2013	None
New York	3,594.0	ITRS	July 2006	July 2009	2 one-year
North Carolina (4)	635.9	ITRS	March 2006	March 2013	None
North Dakota	22.2	Online	February 2004	March 2012	2 one-year

State/District	Fiscal 2008* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Ohio	1,366.5	ITRS	June 2007	June 2009	3 two-year
Oklahoma	87.3	ITRS	August 2005	August 2009	3 one-year
Oklahoma	127.0	Online	August 2005	August 2009	3 one-year
Oregon (2)	124.7	ITRS	May 2005	September 2009	1 one-year
Pennsylvania	1,706.8	ITRS	July 2007	July 2012	5 one-year
Pennsylvania	1,382.4	Online	January 2009	December 2014	4 one-year
Puerto Rico	N/A	Online	September 2004	June 2012	None
Rhode Island (2)	81.5	ITRS	July 2007	June 2010	3 one-year
South Carolina	622.9	ITRS	October 2006	September 2013	None
South Dakota	21.0	ITRS	August 2005	August 2009	1 one-year
South Dakota (3)	19.5	Online & Video	March 1999	August 2009	None
Tennessee	795.8	ITRS	January 2004	April 2011	None
Texas	2,783.8	ITRS	September 2004	August 2009	3 one-year
Vermont	24.7	Online	July 2000	June 2010	None
Vermont	77.3	ITRS	February 2006	January 2010	None
Virginia	694.9	ITRS	June 2004	June 2011	None
Washington	330.5	ITRS	March 2006	March 2010	4 one-year
West Virginia	110.9	ITRS	February 2006	January 2010	None
West Virginia (3)	87.1	Online	November 1999	June 2009	None
West Virginia	N/A	Video	March 2006	February 2012	4 one-year
Wisconsin (2)	284.1	ITRS	July 2004	June 2009	None

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
Contract lost upon termination.

(4)
Subcontract through Gtech.

*
Fiscal 2008 is the year ended June 30, 2008, except for New York which is March 31, 2008, Texas which is August 31, 2008 and Michigan which is September 30, 2008.

**
ITRS = Instant ticket and related services.

**
Video = Video lottery service contract.

Wide Area Gaming

        Contract awards by the major bookmakers in the U.K. often involve a competitive bid process. Major bookmakers have typically awarded the majority of their terminal installations to a single vendor. Contracts with major bookmakers are typically for a term of four years.

        In the U.K. analog AWP and SWP industry, machine operators purchase terminals based on the relative performance of competing products, and the desires of pub operators. As this business continues to migrate to digital technology and takes on the characteristics of the U.K. bookmaker business, we expect the contract award process will be similar to that in the U.K. bookmaker business.

Pari-mutuel Wagering

        Contract awards by owners of horse and greyhound racetracks, OTBs and casinos and jai alai frontons, and from state and foreign governments, often involve a lengthy competitive bid process,

spanning from specification development to contract negotiation and award. Our contracts for the provision of pari-mutuel systems services in North America are typically for terms of five years.

        Our license to provide on-track and off-track services in the Netherlands extends through June 2013. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and the Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operation, as with our 2005 acquisition of the OTB in Maine and the Shoreline Star Greyhound Park and Simulcast Facility ("Shoreline") in Connecticut, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Prepaid Phone Cards

        Our telecommunications products customers issue purchase orders with agreed upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

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

        Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued, and patent applications currently pending, in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In our pari-mutuel and diversified gaming businesses, our patent-pending systems and methods provide racing and wagering data and related information. In addition, our MDI Entertainment, LLC ("MDI"), Global Draw and Games Media businesses patent and license game content as part of their businesses. Most of our material patents are not scheduled to expire until 2013 or later. We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products and services, including Delivering Serious Fun!™, Winner's Choice™, Play Central™, SciScan Technology®, Aegis®, Wave™, BetJet®, EXTREMA®, SGI-NET™, QUANTUM™, SAM®, STAN®, MAX™, TINY TIM®, On the Wire®, Autotote® and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including, where appropriate, litigation. Historically, others have threatened and even brought litigation against us.

Production Processes, Sources and Availability of Components

        Our dedicated computer-controlled printing process is specifically designed to produce secure instant lottery game tickets for government sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant game tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority, or by us in the jurisdictions that are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations. We have a variety of sources for both paper and ink and, therefore, should not be dependent on any particular supplier.

        Production of our lottery, wide area gaming and pari-mutuel wagering terminals and related component products primarily involves the assembly of electronic components into more complex systems and products. We produce our lottery and pari-mutuel terminals at our manufacturing facility in Ballymahon, Ireland or at our manufacturing facility in Alpharetta, Georgia. Wide area gaming terminals and certain lottery terminals are purchased from third-party vendors, as needed.

        We normally have sufficient lead time between reaching an agreement to provide the required system and the commencement of operations so that we are able to provide the customer with a fully functioning system, customized to meet its requirements. In the event that current suppliers of central processing units were no longer available, we believe we would be able to adapt our application software to run on the then-available hardware in time to allow us to meet new contractual obligations, although the price competitiveness of our products might change. The lead time for obtaining most of the electronic components that we use is approximately 90 days. We believe that this is consistent with our competitors' lead times and is also consistent with the needs of our customers.

Competition

Printed Products Group

        Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited and GTECH Printing Corp., a subsidiary of Lottomatica, SpA. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. Internationally, a few lottery instant ticket vendors compete with us including the competitors noted above.

        The prepaid phone card industry is highly fragmented, but competition comes from other instant ticket lottery printers, as well as alternative printing and non-printing technologies. There are alternative technologies such as smart cards or other alternative means to provide the funding of telephone services. We have re-engineered the prepaid card to more resemble our lottery products, which in turn has allowed us to reduce production costs.

Lottery Systems Group

        The online lottery business is highly competitive and continues to operate in a period of intense price-based competition.

        Our principal competitors in the U.S. online lottery systems industry are Gtech, a subsidiary of Lottomatica, SpA, and Intralot Technologies, Inc. ("Intralot"), a subsidiary of Intralot, S.A. Gtech is also our major competitor in the international online lottery industry, along with Intralot and International Lottery and Totalizator Systems, Inc.

Diversified Gaming Group

        Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Principal direct competitors in the U.K. bookmaker business include Inspired Gaming Group plc and Cyberview Technology, Inc. In the U.K. AWP/SWP industry, we compete directly with other suppliers of gaming machines, including Barcrest, a division of International Game Technology ("IGT"); Bell-Fruit Games, Ltd., a division of Gamestec Leisure Limited; Inspired Gaming Group; and Games Warehouse Limited, a division of Merit Industries, Inc. As the U.K. pub industry transitions from analog to digital, we expect to compete with both the current competitors, as well as new competitors. In emerging wide area gaming markets we compete with video lottery and other gaming terminal suppliers. Our competitors in these markets include IGT International, Lottomatica, Bally Technologies Inc., Inspired Gaming Group, Cyberview Technology, Aristocrat Leisure Ltd, Novomatic Industries, AG, Octavian International and Multimedia Games, Inc.

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

        Our venue management business competes with other pari-mutuel operators, as well as with casinos, lotteries and other forms of legal and illegal gambling, and other forms of entertainment within our licensed jurisdictions.

Employees

        As of December 31, 2008, we employed approximately 4,900 persons. Many of our U.S. pari-mutuel employees (approximately 280) involved in field operations are represented by the International Brotherhood of Electrical Workers under contract, extending through October 2009. Approximately 22 of our Canadian pari-mutuel employees are represented by the Service Employees International Union, which contract also extends through October 2009. Approximately 42 of our employees at one of our Connecticut OTB locations are represented by unions. The majority of our lottery employee groups are not represented by labor unions. However, our lottery employees in Austria are represented by a Worker's Council, which is typical of many European companies. In addition, unions represent 205 employees at our U.K. printing facility, 214 employees at our printing facility in Canada, 47 employees at our Australian printing facility and 119 employees at our printing facility in Chile.

Government Regulation

General

        Lotteries, pari-mutuel wagering, sports wagering, and wide area gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing of an applicant and its subsidiaries, if any. Regulators in those jurisdictions review many facets of an applicant or holder of a license including, among other items, financial stability, integrity and business experience. We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate and where appropriate maintain obligations in our supply agreements with customers to allow us to monitor and help ensure ongoing compliance. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

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

        We have developed and implemented an internal compliance program in an effort to ensure that we comply with legal requirements imposed in connection with our wagering-related activities, as well as legal requirements generally applicable to all publicly traded companies. The compliance program is run on a day-to-day basis by our Chief Compliance Officer with legal advice provided by our General Counsel and outside experts. The compliance program is overseen by the Compliance Committee of our Board of Directors, consisting of three outside directors. While we are firmly committed to full compliance with all applicable laws, there can be no assurance that such steps will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine or suspension or revocation of one or more of our licenses.

        In the last two years, new legislation was passed or has come into effect in the United States and Great Britain that may impact various aspects of our business. In Great Britain, the Gambling Act was fully implemented on September 1, 2007. Among other things, the Gambling Act requires specific licenses be obtained by operators in order to provide facilities for betting, gaming or participation in a lottery (whether conducted through remote or non-remote means) for certain "key personnel" managing the licensed activity, as well as premises licenses for pubs, betting offices and other adult gaming centers. The Gambling Act has also specified different categories of gaming machines, and the Gambling Commission has issued the technical specifications and standards with which each type of gaming machine, system and game content software must comply, through a phased implementation of third party testing. Although we are confident that Global Draw, Games Media and our sports wagering and pari-mutuel businesses hold the necessary operational licenses and are themselves supplied through properly licensed entities in compliance with the requirements of the Gambling Act, this legislation has not yet been subject to judicial interpretation and, therefore, certain aspects of the legislation remain unclear. Moreover, in addition to the risk of enforcement or investigative action in the case of any complaints received by the Gambling Commission, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation, whether or not we are ultimately accused of or found to have committed any violations.

        Similarly, in the United States, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006. Among other things, the Unlawful Internet Gambling Enforcement Act prohibits the transmission of any wager, at least in part, by means of the Internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. It imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions processing wagering transactions. The law does contain a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification. The regulations implementing the law went into effect in January 2009.

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

Lottery Operations

        At the present time, 44 U.S. jurisdictions, all the Canadian provinces, Mexico, China and many other foreign countries, including all countries in Europe, authorize lotteries. Lottery contracts and operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of vendors for equipment, technology and services, and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

Wide Area Gaming

        The existing and emerging wide area gaming industry is governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, server-based gaming terminals, AWPs, and SWPs. Thirteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities, others permit these devices to be placed at bars, restaurants, and specific licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized their use.

        Companies that manufacture, sell or distribute VLTs or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (1) to ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (2) to ensure the integrity and randomness of the machines, and (3) prohibit the use of VLTs at unauthorized locations or for the benefit of undesirable individuals or entities.

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

        In order for any of our subsidiaries to provide pari-mutuel wagering equipment and/or services to casinos in Atlantic City, New Jersey, the subsidiary must be licensed by the New Jersey Casino Control Commission, or the Casino Commission, as a gaming-related casino service industry in accordance with the New Jersey Casino Control Act, or the Casino Control Act, and by the New Jersey Racing Commission. An applicant for a gaming-related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility, good character, honesty and integrity, and sufficient business ability and experience to conduct a successful operation. We must also qualify under the standards of the Casino Control Act. We and any of our applicant subsidiaries may also be required to produce such information, documentation and assurances as required by the regulators to establish the integrity of all our directors, officers and financial backers, who may be required to seek qualification or waiver of qualification. For affiliates of New Jersey casinos, the Casino Commission traditionally has waived the qualification requirement for investors holding less than 15% of a debt issue. For institutional investors, the Casino Commission has traditionally waived the qualification requirement for holders if their positions are not more than 20% of the issuer's overall debt and not more than 50% of the specific debt issue. There can be no assurance, however, that the Casino Commission will waive any qualification requirement for any holder.

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

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any off-track betting facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB system to 11 states.

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

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Joseph R. Wright	70	Chief Executive Officer and Vice Chairman of the Board
Michael R. Chambrello	51	President and Chief Operating Officer
DeWayne E. Laird	61	Vice President and Chief Financial Officer
Ira H. Raphaelson	55	Vice President, General Counsel and Secretary
Larry A. Potts	61	Vice President, Chief Compliance Officer and Director of Security
Steven M. Saferin	60	Vice President and President of Properties
Robert C. Becker	49	Vice President and Treasurer
Stephen L. Gibbs	36	Vice President, Chief Accounting Officer and Corporate Controller

        Joseph R. Wright became our Chief Executive Officer on January 1, 2009 and has served as Vice Chairman of the Board since May 1, 2008. Mr. Wright has been a member of the Board since 2004. From July 2006 through April 2008, he served as Chairman of Intelsat, Ltd., the world's largest provider of satellite services, and as Chief Executive Officer of PanAmSat Corporation from August 2001 until it was combined with Intelsat in July 2006. Mr. Wright was the Chairman of GRC International, Inc. from 1996 to March 2000 and was Executive Vice President and Vice Chairman of W.R. Grace & Co. from 1989 to 1994. Mr. Wright was a member of President Reagan's Cabinet as Director and Deputy Director of the White House Office of Management and Budget from 1982 to 1989 and was Deputy Secretary of the Department of Commerce from 1981 to 1982. He received the Distinguished Citizens Award from President Reagan in 1988. Mr. Wright is a director of Terremark Worldwide, Inc. and Federal Signal Corporation.

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

        DeWayne E. Laird has served as Vice President and Chief Financial Officer since November 1998 and served as Corporate Controller from April 1996 to December 2008. From January 1992 to March 1996, Mr. Laird was President of Laird Associates, PC, a CPA firm providing financial consulting services to a variety of industries. From April 1984 to December 1991, he held various senior positions with Philadelphia Suburban Corporation, including Chief Financial Officer and Treasurer.

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

        Stephen L. Gibbs has served as Vice President and Chief Accounting Officer since April 2006 and was additionally named Corporate Controller on January 1, 2009. Mr. Gibbs joined Scientific Games Racing, LLC, a subsidiary of the Company, in April 2005, as Vice President of Finance. Prior to joining the Company, Mr. Gibbs served as Manager of Accounting Research for The Coca-Cola Company from September 2004 to March 2005 and as Controller for TRX, Inc. from May 2004 to August 2004. Prior to that time, Mr. Gibbs served nine years in public accounting with the firms of Arthur Andersen and Deloitte & Touche.

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

        Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the domestic lottery market has matured such that the number of states conducting lotteries is unlikely to increase in the near-term.

        We believe our principal competitors in the instant ticket lottery business are increasing their production capacity, which could increase pricing pressures in the instant ticket business and adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. Our domestic U.S. instant ticket business could also be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the United States or should other foreign competitors establish printing facilities in the United States, Canada or Mexico to supply the U.S.

        We also face increased price competition in the online lottery market from our two principal competitors. In late 2007 and in 2008 the lottery authorities in South Carolina, West Virginia and South Dakota awarded new online lottery contracts to our competitors. Our contracts with South Carolina terminated on November 15, 2008, and our online contracts with West Virginia and South Dakota terminate on June 27, 2009 and August 2, 2009, respectively. We also compete in the international instant ticket lottery market with low-price, low-quality printers in a regulated environment where competition laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

        Pricing pressures and potential privatization of some lotteries may also change the manner in which online and instant ticket contracts are awarded and the profitability of those contracts. Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players' entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal. Our failure to achieve this goal could reduce revenues from our lottery operations. As a result of pressures on state and other government budgets, other forms of gaming may be legalized that could impact our business negatively in some areas and positively in others.

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

The current economic slowdown may adversely affect our business and financial condition in ways that we cannot predict.

        The current economic slowdown may have a negative effect on our business and financial condition. We cannot predict the effect that the economic slowdown will have on us as it also impacts our customers, vendors and business partners. We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector. However, there can be no assurance that the continuation or worsening of the current economic slowdown will not negatively impact the lottery or wide area gaming businesses.

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

        We can give no assurance that we will achieve the necessary technological advances or have the financial resources needed to introduce new products or services on a timely basis or that we will otherwise have the ability to compete effectively in the markets we serve.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue and profits if we are unable to renew certain of our contracts.

        Generally, our contracts are for initial terms of one to five years, with optional renewal periods. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. In late 2007 and in 2008, the lottery authorities in South Carolina, West Virginia and South Dakota awarded new online lottery contracts to other vendors. Our revenues from our existing online contracts for South Carolina, West Virginia and South Dakota represented approximately $14.2 million, or 1%, of our total 2008 revenues. Excluding these contracts, approximately 30% of our online lottery contracts will expire and go out to bid during the next three years and contracts representing a substantial majority of our annual revenues from instant ticket lottery contracts are scheduled to expire or reach optional extension dates during the next three years. In addition, our contract with CLN, our largest customer, is scheduled to expire in 2010 concurrently with the scheduled expiration of CLN's contract with the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery. Though the Italian Monopoli di Stato could renew the contract with CLN for an additional six years pursuant to its renewal option under the contract (in which case, our contract with CLN would continue during the renewal term), we cannot predict whether it will do so and it is possible that, instead of renewing the contract, the Italian Monopoli di Stato may issue a request for proposals from potential suppliers under a new contract. Contracts accounting for a majority of our current annual pari-mutuel revenues are scheduled to expire during the next five years. Contracts accounting for a majority of our wide area gaming revenues are scheduled to expire beginning in 2010.

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

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to bid on new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.

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

        As of December 31, 2008, we had total indebtedness of approximately $1,259.6 million, or approximately 69% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement, senior subordinated notes and convertible senior subordinated debentures. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        In addition, we estimate that, pursuant to our contractual obligations in connection with the acquisition of Global Draw, an earn-out of approximately $80.0 to $90.0 million may be payable in 2009.

        If we are unable to generate sufficient cash flow from operations in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. In addition, as described below, a substantial portion of our current long-term indebtedness may become due in 2010 unless certain actions are taken to eliminate the right of the holders of our convertible debentures to require us to redeem or repurchase such convertible debentures or our available liquidity exceeds the aggregate principal amount of such convertible debentures plus $50 million.

Our credit facilities and the indentures governing our senior subordinated notes and our convertible debentures impose certain restrictions. Failure to comply with any of these restrictions could result in acceleration of the maturity of our debt. Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

        The operating and financial restrictions and covenants in our debt agreements, including our credit facilities and the indentures governing our senior subordinated notes and our convertible debentures, may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. Our credit facilities and/or indentures restrict our ability to, among other things: declare dividends or redeem or repurchase capital stock; prepay, redeem or purchase debt; make loans, guarantees, acquisitions and investments; incur additional indebtedness; make capital expenditures; and engage in mergers, acquisitions or asset sales.

        In addition, our credit agreement requires us to maintain certain financial ratios. As a result of these financial covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. See Note 8 to our Consolidated Financial Statements for additional information regarding these financial ratios.

        We cannot assure you that our future operating results will be sufficient to enable compliance with the covenants in our credit agreements, the indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

The holders of our convertible debentures have the right to require us to repurchase some or all of their convertible debentures in June 2010, and our notes issued in 2004 will mature in December 2012. The maturity of borrowings under our credit agreement will be accelerated to March 2010 or September 2012, respectively, if certain conditions related to our convertible debentures or our notes issued in 2004, as applicable, are not satisfied.

        Under the terms of our convertible debentures, the holders of the convertible debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest. If current market conditions continue and our common stock continues to trade at current levels, it is likely that the holders of the debentures will exercise this repurchase right. In connection with that repurchase right, the terms of our credit agreement provide that our term loan facility and our revolving credit facility will both mature on March 1, 2010, unless one of the following conditions is met:

  •
  the right of holders of our convertible debentures to require the repurchase of their convertible debentures is eliminated;

  •
  our convertible debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under our credit agreement, for purposes of and in an amount sufficient to discharge all payment obligations with respect to our convertible debentures); or

  •
  the sum of the aggregate unused and available revolving facility commitments plus our unrestricted cash is not less than the sum of the principal amount of our convertible debentures then outstanding plus $50.0 million.

        In addition, our notes issued in 2004 mature on December 15, 2012. In connection with the anticipated maturity of these notes, the terms of our credit agreement provide our term loan facility and our revolving credit facility will both mature on September 15, 2012, unless one of the following conditions is met:

  •
  these notes are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent, for purposes of and in an amount sufficient to discharge these notes); or

  •
  the sum of the aggregate unused and available revolving facility commitments plus our unrestricted cash is not less than the sum of the principal amount of these notes then outstanding plus $50.0 million.

        We intend to take the steps necessary to satisfy the conditions set forth above in a timely manner, including implementing plans to reduce operating costs and capital expenditures during 2009. However, we cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to satisfy the conditions set forth above or to repay any accelerated indebtedness under our credit agreement or, even if we obtain a waiver from our lenders under our credit agreement, to repurchase our convertible debentures in 2010 or such later date as such repurchase may be required, or to repay in 2012 our notes issued in 2004.

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

        We believe that our success depends, in part, on providing secure products and systems to our vendors and customers. Attempts to penetrate security measures may come from various combinations of customers, retailers, vendors, employees and others. Our ability to monitor and ensure quality of our products is periodically reviewed and enhanced. Similarly, we constantly assess the adequacy of our security systems to protect against any material loss to any of our customers and the integrity of the product to end-users. There can be no assurance that our business will not be affected by a security breach or lapse, which could have a material adverse impact on our results of operations, business or prospects.

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

        The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, including the Gambling Act that took effect in Great Britain in September 2007, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

        Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. For example, a software glitch affecting a type of wager known as "Quick Pick" offered on certain of our pari-mutuel wagering terminals received press reports during 2008. The California Horse Racing Board ("CHRB") conducted an investigation and found no intentional misconduct or effort to conceal the error from the public. This investigation concluded with a settlement agreement between CHRB and our subsidiary, Scientific Games Racing, LLC ("SGR"). As part of the settlement, SGR reimbursed the CHRB $50,000 for the costs of its investigation and agreed to make a voluntary payment of $150,000 to racing-related charities. Subsequently, purported class action lawsuits relating to the Quick Pick matter were filed against us, SGR and our subsidiary, Scientific Games International, Inc ("SGI"). Angel Romero filed one suit on behalf of himself and a class of similarly situated individuals in Superior Court of Los Angeles on June 2, 2008. On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought suit in the Central District of California. On October 22, 2008, the plaintiff in the Romero lawsuit moved to dismiss the complaint, which motion was granted on October 23, 2008. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The plaintiff has appealed this ruling.

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

        Part of our corporate strategy is to continue to pursue expansion and acquisition opportunities in gaming and related businesses, such as our acquisition of certain assets of EssNet AB ("EssNet") and our acquisitions of Global Draw and Games Media in 2006 and our acquisition of Oberthur Gaming Technologies and related companies ("OGT") in 2007, and we could face significant challenges in managing and integrating the expanded or combined operations, including acquired assets, operations and personnel. There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions. Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions. Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.

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

        Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001. Although we have taken steps to have disaster recovery plans in place, there can be no assurance that such an event would not have a significant impact on our business.

Our success depends in part on our ability to develop, enhance and/or introduce successful gaming concepts and game content.

        In the Diversified Gaming Group, our Global Draw and Games Media businesses develop and source game content both internally and through third party suppliers. Games Media also seeks to secure third party brands for incorporation into its game content. We believe creative and appealing game content produces more revenue and net win for the gaming machine customers of these businesses and provides them with a competitive advantage, which in turn enhances the revenues of Global Draw and Games Media and their ability to attract new business or to retain existing business. In our lottery business, we believe that innovative gaming concepts and game content, such as multiplier games for our Lottery Systems Group and licensed brand game content for our Printed Products Group, can enhance the revenue of our lottery customers and distinguish us from our competitors. There can be no assurance that we will be able to sustain the success of our existing game content or effectively develop or obtain from third parties new and enhanced game content that will be widely accepted both by our customers and their end users.

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

        In addition, our Global Draw business has entered into a number of significant contracts whose performance depends upon our third-party suppliers delivering equipment on schedule for Global Draw to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in Global Draw being in breach of and subsequently losing those contracts, which loss could have a material adverse affect on our results of operations.

We may be liable for product defects or other claims relating to our products.

        Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problems with the performance of our products could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management's time and attention, expenditure of large amounts of cash on legal fees, expenses, and payment of damages, decreased demand for our products and services, and injury to our reputation. Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.

We have foreign operations, which subjects us to additional risks.

        We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In fiscal year ended December 31, 2008, we derived approximately 50% of our total revenues from our operations outside of the United States. Our operations in foreign markets subject us to risks customarily associated with such operations, including:

  •
  foreign taxes paid by our foreign subsidiaries and joint venture interests on their earnings may not be recovered against our US tax liability. At December 31, 2008, we recorded a deferred tax asset of $40.4 million related to our foreign tax credit carryover that, based on available information, will be realized during the ten-year carry forward period. In the event that circumstances change such that it is becomes more likely than not that the foreign tax credit carryover will not be realized during the carry forward period then a valuation allowance will be recorded and any foreign tax credit that actually expires unused could reduce future cash flows;

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

        In addition, our ability to expand successfully in foreign markets involves other risks, including difficulties in integrating our foreign operations, risks associated with entering markets in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. Our investment in foreign markets often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner's financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners. In particular, our investment in CLN is a minority investment in an Italian consortium whose largest equity holder is Lottomatica S.p.A, an Italian entity, and we do not control decisions relating to the governance of the consortium, including with respect to the distribution of its cash earnings.

        Since December 13, 2005, we have had a contract with a lottery operator in Mexico to supply an online lottery system, software and related services. In late 2008, we entered into discussions with our lottery operator customer and its parent company to asses our strategic options with a view to potentially restructuring our arrangement. Litigation between the parties commenced in January 2009 and discussions resumed in late February 2009. Effective February 25, 2009, the parties entered into a comprehensive agreement to end all litigation and terminate the contract in an orderly manner on or before October 1, 2009, in light of a change in economic circumstances including changes in the Mexican tax structure relating to lotteries. As part of the agreement, the system, terminals and communications equipment will revert to the Company for potential later use. Accordingly, we have recorded a charge for anticipated losses during the shut-down period and a charge to write off our investment in this contract to expected net realizable value.

        Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China, from which we expect to derive a growing portion of income. Our business and results of operations in China are subject to a number of risks, including risks relating to the complex regulatory environment in China, the political climate in China, the Chinese economy and our joint venture and other business partners in China. Two of our joint ventures are with locally based state-owned enterprises, which can potentially heighten the joint venture-related risks described above relating to inconsistency of business interests and disputes.

        We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that legal and regulatory requirements in China will not change or that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations. For example, comprehensive legislation regulating competition took effect in August 1, 2008. This new law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights. Although we do not believe this new law will have a material adverse effect on our results of operations, we cannot predict with certainty what impact the new law (or implementing rules or enforcement policy) will have on our business in China (including whether or to what extent, the law applies to state-owned business or joint ventures in which they participate). We may not realize the operating efficiencies, market position or financial results that we anticipate from our investments in foreign markets and our failure to effectively manage the above risks associated with our operations in foreign markets could have a material adverse effect on our results of operations, business or prospects.

We recognize significant earnings from our cooperative investment in CLN but we do not control distributions of its cash.

        We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting. Our investment in CLN resulted in a significant portion of our income in 2008. For the year ended December 31, 2008, we recorded income of approximately $51.7 million attributable to our interest in CLN. Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings. Lottomatica S.p.A., which owns one of our principal competitors, has a 63% interest in CLN. If CLN does not distribute earnings to equity holders, we may record significant income attributable to our interest in CLN but will not receive commensurate cash flow.

        In addition, our contract with CLN, our largest customer, is scheduled to expire in 2010 concurrently with the scheduled expiration of CLN's contract with the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery. Though the Italian Monopoli di Stato could renew the contract with CLN for an additional six years pursuant to its renewal option under the contract (in which case, our contract with CLN would continue during the renewal term), we cannot predict whether it will do so and it is possible that, instead of renewing the contract, the Italian Monopoli di Stato may issue a request for proposals from potential suppliers under a new contract.

Certain holders of our common stock exert significant influence over the Company and may make decisions with which other stockholders may disagree.

        In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to a Form 4 filed with the SEC on January 6, 2009, this holder beneficially owns 25,985,737 shares of our common stock, or approximately 28% of our currently outstanding common stock. Such holder is entitled to appoint up to four members of our Board of Directors under a stockholders' agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

If certain of our key personnel leave us, our business will be significantly adversely affected.

        We depend on the continued performance of our senior management team, including Joseph R. Wright, our Chief Executive Officer and Vice Chairman of our Board. Lorne A. Weil relinquished the role of Chief Executive Officer effective January 1, 2009 but continues to serve as Chairman of the Board. Although no longer an executive officer, we depend on Mr. Weil for overall strategic and organization guidance and advice on business development project and mergers and acquisitions. Mr. Weil and our senior management team have extensive experience in the lottery and pari-mutuel businesses. Messrs. Wright and Weil have employment contracts with us through 2011. If we lose the services of Mr. Weil, Mr. Wright or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Failure to perform under our lottery contracts may result in litigation, substantial monetary liquidated damages and contract termination.

        Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including our subsidiary, SGI, which owned a minority interest in the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. For additional information regarding this litigation see "Item 3—Legal Proceedings." Although we believe that any potential losses arising from this litigation will not result in a material adverse effect on our consolidated financial position or results of operations, we cannot predict the final outcome, and there can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.

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

        Although we have increasingly automated our pari-mutuel field operations and created two hub centers, we have union employees in our pari-mutuel field operations in the United States and Canada. We collectively bargain with the labor unions that represent these employees. The collective bargaining agreement representing the majority of our union employees in our pari-mutuel field operations in the United States and the collective bargaining agreement relating to our Canadian racing operations expire on October 20, 2009. Notwithstanding these agreements, if we were to experience a union strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. Certain of our other employees are represented by unions, including certain employees at our printing facilities in Australia, Canada, Chile and United Kingdom and at one of our Connecticut OTB locations. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers' operations to be affected and might have permanent effects on our business.

The price of our common stock has been volatile and may continue to be volatile.

        Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, market perceptions of our financial reporting, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions. During the 52-week period ending on February 27, 2009, our stock price fluctuated between a high of $34.31 and a low of $10.05. This significant stock price fluctuation may make it more difficult for our stockholders to resell their common stock when they want and at prices they find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS

        No disclosure required pursuant to this Item.

ITEM 2.    PROPERTIES

        Domestically, our principal facilities include approximately 355,000 square feet owned in Alpharetta, Georgia for administrative and operations offices, a manufacturing plant and warehouse space (used for the Printed Products, Lottery Systems and Diversified Gaming Groups and subject to mortgage encumbrance), approximately 57,600 square feet of leased space in Alpharetta, Georgia for a manufacturing plant and warehouse space (used for the Lottery Systems and Diversified Gaming Groups) and approximately 21,700 square feet of leased office space in New York, New York for our corporate offices.

        Internationally, our principal facilities include approximately 150,000 square feet owned and 31,000 square feet leased in Leeds, England for administrative and operations offices and a manufacturing plant (used for the Printed Products Group), approximately 143,000 square feet owned and approximately 21,000 square feet leased in Montreal, Canada for administrative and operations offices and a manufacturing plant (used for the Printed Products Group), approximately 26,000 square feet leased in Ballymahon, Ireland for a manufacturing plant and warehouse space (used for the Lottery Systems and Diversified Gaming Groups), approximately 60,000 square feet of leased space in Vienna, Austria for administrative and operations offices (used for the Lottery Systems and Diversified Gaming Groups) and approximately 47,000 square feet owned and approximately 76,000 square feet leased in Santiago, Chile for administrative and operations offices, a manufacturing plant and warehouse space (used for the Printed Products Group).

        In addition to the above, we lease an aggregate of approximately 670,000 square feet in various locations in the United States for administration, operations and warehousing purposes in connection with our domestic Printed Products and Lottery Systems contracts. For the administration and operations of our pari-mutuel operations, including OTB facilities, we own approximately 30,000 square feet in Maine (subject to mortgage encumbrance) and 94,000 square feet in Connecticut (subject to mortgage encumbrance), and lease an aggregate of approximately 98,000 square feet in various locations in Connecticut.

        We occupy many other sites internationally totaling approximately 189,000 square feet owned and approximately 167,000 square feet leased. These sites are primarily used for administration, operations or warehousing, or any combination thereof, in connection with our international Lottery Systems and Printed Products businesses, our Global Draw and Games Media businesses and our international pari-mutuel and venue management businesses.

ITEM 3.    LEGAL PROCEEDINGS

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agency, "Ecosalud"), an agency of the Colombian government. The contract provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.

        On July 1, 1993, Ecosalud declared that the contract was in default and asserted various claims against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Tribunal Contencioso of Cundinamarca in Colombia. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, this lawsuit will be heard in due course on its merits by the Tribunal and an appeal stage will be available.

        SGI believes it has various defenses on the merits against Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission ("FTC") informed us that it was investigating our May 1, 2007 acquisition of OGT and that it was requesting our voluntary cooperation in that investigation. We were subsequently informed on November 2, 2007 that the FTC had issued formal process in that matter, in which we fully cooperated. On January 27, 2009, the FTC closed its investigation without further action.

        On July 3, 2008, SGR, our subsidiary that supplies tote systems to racetracks in California and elsewhere, finalized a settlement of a regulatory inquiry by the California Horse Racing Board (the "CHRB") into a software glitch affecting a type of wager known as "Quick Pick" offered on certain of SGR's pari-mutuel wagering terminals. As part of the settlement, SGR reimbursed the CHRB $50,000 for the costs of its investigation and agreed to make a voluntary payment of $150,000 to racing related charities.

        Subsequently, purported class action lawsuits relating to the Quick Pick matter were filed against us, SGR and SGI. Angel Romero filed one suit on behalf of himself and a class of similarly situated individuals in Superior Court of Los Angeles on June 2, 2008. On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought suit in the Central District of California. On October 22, 2008, the plaintiff in the Romero lawsuit moved to dismiss the complaint, which motion was granted on October 23, 2008. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The plaintiff has appealed this ruling.

        Since December 13, 2005, we have had a contract with a lottery operator in Mexico to supply an online lottery system, software and related services. In late 2008, we entered into discussions with our lottery operator customer and its parent company to asses our strategic options with a view to potentially restructuring our arrangement. Litigation between the parties commenced in January 2009 and discussions resumed in late February 2009. Effective February 25, 2009, the parties entered into a comprehensive agreement to end all litigation and terminate the contract in an orderly manner on or before October 1, 2009, in light of a change in economic circumstances including changes in the Mexican tax structure relating to lotteries. As part of the agreement, the system, terminals and communications equipment will revert to the Company for potential later use. Accordingly, we have recorded a charge for anticipated losses during the shut-down period and a charge to write off our investment in this contract to expected net realizable value.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal 2008 (January 1, 2008–December 31, 2008)
First Quarter	$33.69	$15.87
Second Quarter	$34.31	$21.28
Third Quarter	$32.89	$20.19
Fourth Quarter	$19.48	$10.05
Fiscal 2007 (January 1, 2007–December 31, 2007)
First Quarter	$34.85	$28.61
Second Quarter	$38.13	$30.49
Third Quarter	$39.46	$31.68
Fourth Quarter	$40.70	$30.23

        On February 24, 2009, the last reported sale price for our common stock on the Nasdaq Global Select Market was $12.81 per share. There were approximately 1,153 holders of record of our common stock as of February 24, 2009.

        We have never paid any cash dividends on our Class A common stock. Our Board of Directors presently intends to retain all earnings, if any, for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our Board. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

        We have a stock repurchase program approved by our Board of Directors under which we are authorized to repurchase, from time to time in the open market, shares of our outstanding common stock in an aggregate amount up to $200.0 million. Purchases are funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases is determined by management based on its evaluation of market conditions, share price and other factors, including limitations under the terms of certain of our debt agreements. The stock repurchase program may be suspended or discontinued at any time. The repurchases for the fourth quarter ended December 31, 2008 are reflected on the following table:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
10/1/2008–10/31/2008	470	$20.17	—	$172.1 million
11/1/2008–11/30/2008 (1)	468,300	$10.96	468,300	$167.0 million
12/1/2008–12/31/2008	9,535	$15.77	—	$167.0 million

Total	478,305	$11.07	468,300	$167.0 million

(1)
The date of the last repurchase as part of the publicly announced stock repurchase program was November 28, 2008.

(2)
In addition to the open market purchase made under the publicly announced stock repurchase program, the activity in this column reflects 10,005 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended December 31, 2008.

(3)
The $200 million stock repurchase program, which expires on December 31, 2009, was originally publicly announced on November 2, 2006, extended on December 13, 2007 and extended again on December 11, 2008.

        On February 25, 2009, our Board of Directors approved an increase to the amount authorized under our previously announced program for the repurchase of our convertible debentures from $50.0 million to $100.0 million in aggregate principal amount. There was approximately $273.8 million in aggregate principal amount of convertible debentures outstanding as of December 31, 2008. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof. The manner, timing and amount of purchases will be determined by our management based on its evaluation of market conditions, price of the convertible debentures and other factors. The program may be suspended or discontinued at any time.

Shareholder Return Performance Graph

        The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2008 of our common stock, the Nasdaq Composite and a peer group index of companies that provide services similar to ours ("Peer Group"). Our Peer Group consists of Bally Technologies Inc., Progressive Gaming International Corporation, IGT, Shuffle Master, Inc., WMS Industries Inc., and Youbet.com, Inc. The companies within our Peer Group have been weighted based upon their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite and the Peer Group index at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

Comparison of 5-year Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scientific Games Corporation, The NASDAQ Composite Index
And A Peer Group

    *
    $100 invested on December 31, 2003 in stock and index—including reinvestment of dividends.
    Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
Scientific Games Corporation	100.00	140.48	160.75	178.14	195.93	103.36
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
Peer Group	100.00	101.05	90.38	131.14	137.41	48.71

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements. The following financial information reflects the acquisitions of certain businesses during the period 2004 through 2008, including the acquisition of Printpool Honsel GmbH ("Honsel") on December 31, 2004, the acquisition of the remaining 35% minority interest of Serigrafica Chilena S.A. in April 2005, the acquisition of substantially all of the online lottery assets of EssNet on March 22, 2006, the acquisition of Shoreline on April 5, 2006, the acquisition of Global Draw on April 20, 2006, the acquisition of Games Media on December 22, 2006, the acquisition of International Lotto Corp., SRL ("ILC") on December 28, 2006 and the acquisition of OGT on May 1, 2007. This data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2008 (c)	2007 (d)	2006 (e)	2005 (f)	2004 (g)
Operating revenues:
Services	$999,972	$922,415	$791,804	$639,327	$590,984
Sales	118,857	124,289	105,426	142,356	134,511

	1,118,829	1,046,704	897,230	781,683	725,495

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	594,785	521,433	432,013	351,430	318,989
Cost of sales (exclusive of depreciation and amortization)	85,856	90,347	77,934	100,621	92,231
Selling, general and administrative (a)	184,213	165,080	143,105	129,444	105,274
Employee termination costs	13,695	3,642	12,622	2,400	—
Depreciation and amortization	218,643	160,366	106,006	66,794	61,277

Operating income	21,637	105,836	125,550	130,994	147,724

Other (income) expense:
Interest expense	65,026	58,550	43,393	26,548	30,952
Equity in net (income) loss of joint ventures (b)	(58,570)	(41,252)	(7,900)	2,064	6,060
Early extinguishment of debt	2,960	—	—	478	16,868
Other income, net	(4,691)	(2,050)	(767)	(1,700)	(748)

	4,725	15,248	34,726	27,390	53,132

Income before income taxes	16,912	90,588	90,824	103,604	94,592
Income tax expense	8,424	25,221	24,063	28,285	28,850

Net income	8,488	65,367	66,761	75,319	65,742
Convertible preferred stock dividend	—	—	—	—	4,721

Net income available to common stockholders	$8,488	$65,367	$66,761	$75,319	$61,021

Basic and diluted net income per share:
Basic net income available to common stockholders	$0.09	$0.71	$0.73	$0.84	$0.84

Diluted net income available to common stockholders	$0.09	$0.68	$0.70	$0.81	$0.72

Weighted average number of shares used in per share calculations:
Basic shares	92,875	92,566	91,066	89,327	73,014

Diluted shares	94,414	95,996	94,979	92,484	90,710

Selected balance sheet data (end of period)
Total assets	2,183,232	2,100,039	1,759,610	1,172,513	1,093,225
Total long-term debt, including current installments	1,259,648	1,077,567	916,401	580,735	610,878
Stockholders' equity	576,427	661,215	528,078	386,833	300,564
Ratio of earnings to fixed charges	0.4x	1.8x	2.7x	4.4x	3.8x

        The following notes are an integral part of these selected historical consolidated financial data.

  (a)
  Includes $34,122, $25,312 and $18,100 in stock-based compensation expense in 2008, 2007 and 2006, respectively.

  (b)
  Includes income of $51,700, $37,655 and $8,266 in 2008, 2007 and 2006, respectively, and losses of $1,713 and $6,060 in 2005 and 2004, respectively, for our share of the earnings of CLN, our Italian joint venture that began selling instant tickets in 2004. Reflects income of $3,923 and $3,330 in 2008 and 2007, respectively, from our 29.4% interest in Roberts Communications Network, LLC, which was acquired in February 2007. Reflects income of approximately $3,433 and $290 in 2008 and 2007, respectively, from our 50% interest in Guard Libang.

  (c)
  Includes $13,700 of employee termination costs. Depreciation and amortization includes approximately $76,200 in impairment charges primarily related to the impairment of certain hardware and software assets in the Printed Products Group ($6,400), the Lottery Systems Group $(64,100), the Diversified Gaming Group ($2,600) and from our corporate headquarters ($3,100) as a result of certain underperforming Lottery Systems contracts in Mexico and Oklahoma and the write-off of other impaired hardware. Cost of services includes contract loss accruals on Lottery Systems contracts in Mexico ($4,400) and Oklahoma ($3,400). Selling, general and administrative expense includes a charge of approximately $4,400 as a result of the Global Draw earn-out. Interest expense includes early extinguishment of long-term debt of $2,960 reflecting the write-off of unamortized deferred financing fees related to our old credit agreement, which was terminated and replaced with a new credit agreement. See Note 8 to the Consolidated Financial Statements (Long-Term and Other Debt) for more information regarding our credit agreement.

  (d)
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

  (e)
  Includes approximately $9,700 related to pari-mutuel asset impairment charges and approximately $12,600 in employee termination costs.

  (f)
  Includes a charge of $12,363 related to the discontinuance of the Supplemental Executive Retirement Plan, a non-tax deductible charge of $1,658 in connection with the earn-out on the Honsel acquisition, a $2,230 charge in the Lottery segment related to defective tickets and $2,400 in employee termination costs in the Diversified Gaming segment.

  (g)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        To present a better understanding of the overall business of Scientific Games, we begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and major operating segments, including any significant events that have occurred in the periods presented. We then provide a discussion of our critical accounting policies, including revenue recognition policies requiring critical judgment, our policies for accounting for share-based payment, our valuation of long-lived and intangible assets and goodwill, our income tax methodology and the use of estimates and assumptions throughout our financial results. Next, we discuss our results of operations, presenting first an overall view of the financial results of the business as a whole, followed by additional discussion of our operating segments. We then review our financial condition, explaining changes in our balance sheet and cash flows, along with our outstanding debt, contractual obligations and commitments. Next we discuss the existence of any new accounting pronouncements and their impact on our financial statements.

        Our results may vary significantly from period to period depending on the addition or disposition of business units in each period. The acquisition of the online lottery assets of EssNet in March 2006, the acquisitions of Shoreline and Global Draw and certain related companies in April 2006, the acquisitions of Games Media and ILC in December 2006 and the acquisition of OGT in May 2007 affect the comparability of operations from period to period.

        Our results are also significantly affected by, and may vary significantly from period to period depending on, foreign currency exchange rate fluctuations.

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

        During the fourth quarter of 2008, we initiated a review of our contracts, organization, and operations. As part of this review, we evaluated our cost structure, product margins, and individual contract profitability in order to make performance improvements beginning in 2009. These profitability improvement and cost savings initiatives include revising certain contracts to provide for a multi-tiered pricing model that generates for the Company an incremental percent of revenue for increasing sales for the customer, entering into multi-state marketing ventures, declining to enter into any contracts or projects which offer inferior returns on invested capital and reducing headcount.

        Since December 13, 2005, we have had a contract with a lottery operator in Mexico to supply an online lottery system, software and related services. Effective February 25, 2009, the parties agreed to terminate the contract in an orderly manner on or before October 1, 2009, in light of a change in economic circumstances including changes in the Mexican tax structure relating to lotteries. As part of the agreement, the system, terminals and communications equipment will revert to the Company for potential later use. Accordingly, we have recorded a charge for anticipated losses during the shut-down period and a charge to write off our investment in this contract to expected net realizable value.

Background

        We operate primarily in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our revenues consist of two major components: services revenues and sales revenues.

Printed Products Group

        We provide instant tickets and related services. Instant ticket and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with over 100 licensed brand products, including Deal or No DealTM, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, MonopolyTM, Corvette® and World Poker Tour®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

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

        On May 1, 2007, we acquired OGT. OGT is a manufacturer of instant lottery tickets and operates three instant ticket plants located in Montreal, Canada and Sydney, Australia. During the fourth quarter of 2007, we closed OGT's instant ticket printing plant in San Antonio, Texas as part of our integration efforts related to our purchase of OGT.

        In 2007, we entered into an arrangement to sell instant tickets directly to the China Sports Lottery for a temporary period of time between March 2008 and December 2008. During 2008, we recorded approximately $40.2 million in revenues from the China Sports Lottery as a result of this temporary arrangement.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, in 2007, we recorded impairment charges of approximately $26.3 million primarily related to long-lived assets in Peru and fixed assets in Germany. The impairment charges are included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2007. During the fourth quarter of 2007, we entered an agreement to sell our interest in International Lotto Corp., SRL ("ILC"), a company engaged in the lottery business in Peru (which sale agreement was officially registered with a public notary in January 2008), and recorded charges of approximately $2.8 million related to business and legal costs related to the sale, and we incurred $3.6 million of reduction in force charges in Germany, which charges are included in selling, general and administrative expense. In April 2008, the buyers of ILC informed us that they were voiding the sale agreement for certain specified reasons. We objected to their position and are now in arbitration in Peru with the buyers and are assessing our other legal rights and obligations

        In the fourth quarter of 2008, as part of our cost savings initiative, we recorded employee termination costs of approximately $7.2 million, which are included in employee termination costs in our Consolidated Statement of Operations for the year ended December 31, 2008. Also in the fourth quarter of 2008, we recorded impairment charges of approximately $6.4 million primarily related to long-lived assets in the U.S. The impairment charges are reported in the Printed Products Group and are included in depreciation and amortization expense in our Consolidated Statement of Operations for the year ended December 31, 2008.

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

        In the fourth quarter of 2008, as part of our cost savings initiative, we recorded employee termination costs in the Lottery Systems Group of approximately $2.6 million, which are included in employee termination costs in our Consolidated Statement of Operations for the year ended December 31, 2008.

        Also in the fourth quarter of 2008, we recorded loss accruals of approximately $7.8 million and long-lived asset impairment charges of approximately $64.1 million primarily related to underperforming contracts in Mexico and Oklahoma. The loss accruals are included in cost of services and the impairment charges are included in depreciation and amortization in our Consolidated Statement of Operations for the year ended December 31, 2008.

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry. Our product offering includes server-based gaming machines (including our NevadaTM dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), VLTs, monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C AWP and SWP terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media, our AWP and SWP terminal supplier in the U.K. pub market; and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

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

        In the fourth quarter of 2008, as part of our cost savings initiative, we recorded employee termination costs in the Diversified Gaming Group of approximately $1.2 million, which are included in employee termination costs in our Consolidated Statement of Operations for the year ended December 31, 2008. Also in the fourth quarter of 2008, we recorded long-lived asset impairment charges of approximately $2.6 million primarily related to obsolete hardware in our racing business. The impairment charges are included in depreciation and amortization expenses in our Consolidated Statement of Operations for the year ended December 31, 2008.

        In 2008, we recorded a charge of $4.4 million as a result of the Global Draw earn-out. The charge is reported in the Diversified Gaming Group and is included in selling, general and administrative expense in our Consolidated Statement of Operations for the year ended December 31, 2008.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following analysis compares the results of operations for the year ended December 31, 2008 to the results of operations for the year ended December 31, 2007.

Overview

Revenue Analysis

        For the year ended December 31, 2008, total revenue was $1,118.8 million compared to $1,046.7 million for the year ended December 31, 2007, an increase of $72.1 million or 7%. Our service revenue for the year ended December 31, 2008 was $1,000.0 million compared to $922.4 million for the year ended December 31, 2007, an increase of $77.6 million, or 8%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the sale of instant lottery tickets to the China Sports Lottery ($40.2 million), revenue from instant ticket validation services in China ($18.9 million) and increased revenue from Global Draw and Games Media. The increases were partially offset by the impact of the 2007 re-priced Pennsylvania cooperative services contract ($12.3 million), the impact of the re-priced Florida cooperative services contract, which began impacting revenue during the fourth quarter 2008 ($5.5 million), decreased revenues from sales of our licensed games ($7.5 million), the strengthening of the U.S. dollar ($2.2 million), decreased revenue from ILC as a result of the disposal of the business in the fourth quarter of 2007, decreased revenue from the South Carolina contract, decreased revenue resulting from the absence of the Korea contract and decreased revenue from our venue management business due to lower handle.

        Our sales revenue for the year ended December 31, 2008 was $118.9 million compared to $124.3 million in the year ended December 31, 2007, a decrease of $5.4 million or 4%. The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, lower phone card sales revenue as a result of a change in our product offering to a lower price and cost structure and decreased sales in Germany. The decrease was partially offset by the sale of WaveTM terminals in Italy, the sale of instant ticket vending machines in Pennsylvania, the sale of VLT hardware in West Virginia and an up-front license fee for Global Draw games software.

Expense Analysis

        Cost of services of $594.8 million for the year ended December 31, 2008 was $73.4 million or 14% higher than for the year ended December 31, 2007. The increase was primarily related to an additional four months of costs from OGT which was acquired in May 2007, the production and shipment of instant lottery tickets to China, including costs for air freight and duty on delivery of instant lottery tickets, costs associated with instant ticket validation services in China, costs associated with increased revenue from Global Draw and Games Media and contract loss accruals on Lottery Systems contracts in Mexico ($4.4 million) and Oklahoma ($3.4 million). The increase was partially offset by lower costs in our licensed games business and reduced costs from ILC as a result of our disposal of the business in the fourth quarter of 2007.

        Cost of sales of $85.9 million for the year ended December 31, 2008 was $4.4 million or 5% lower than for the year ended December 31, 2007 primarily reflecting lower costs in our phone card business as a result of a change in our product offering, the decline of sales in Germany and reduced sales from Games Media, partially offset by costs associated with the sale of WaveTM terminals in Italy, the sale of instant ticket vending machines in Pennsylvania and the sale of VLT hardware in West Virginia.

        Selling, general and administrative expense of $184.2 million for the year ended December 31, 2008 was $19.1 million or 12% higher than for the year ended December 31, 2007. The increase was primarily attributable to increased legal, compliance and business development costs for our expanded business in China and costs from the Global Draw earn-out ($4.4 million). The increase was partially offset by cost savings initiatives from the shut down of the OGT plant in San Antonio during early 2008 and no costs from ILC as a result of our disposal of the business in the fourth quarter of 2007.

        Employee termination costs of $13.7 million for the year ended December 31, 2008 were a result of our cost reduction initiatives. Employee termination costs of $3.6 million for the year ended December 31, 2007 were primarily incurred in Germany during 2007 as a result of the rationalization of our global Printed Products Group operations during the fourth quarter of 2007.

        Depreciation and amortization expense of $218.6 million for the year ended December 31, 2008 increased $58.2 million or 36% from the year ended December 31, 2007, as a result of long-lived asset impairment charges of approximately $76.2 million primarily related to underperforming contracts in Mexico ($38.5 million) and Oklahoma ($14.1 million) and the impairment of obsolete hardware ($12.8 million). The increase was also caused by higher depreciation from Global Draw, Games Media and our domestic pari-mutuel business as a result of new contracts. The increase was partially offset by asset impairment charges of $26.3 million in the year ended December 31, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany.

        Interest expense of $65.0 million for the year ended December 31, 2008 increased $6.4 million or 11% from the same period in 2007, primarily attributable to increased borrowings, partially offset by a decline in interest rates.

        Equity in earnings of joint ventures primarily reflects our share of the earnings from CLN in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN and our interest in Guard Libang. For the year ended December 31, 2008, our share of CLN's income totaled $51.7 million compared to $37.7 million for the year ended December 31, 2007 as a result of continued growth of instant ticket sales in Italy. For the year ended December 31, 2008, our share of the earnings of RCN was $3.9 million compared to $3.3 million in for the year ended December 31, 2007. For the year ended December 31, 2008, our share of the earnings of Guard Libang was $3.4 million compared to $0.3 million in for the year ended December 31, 2007, which reflects growth of the validation business in China.

        Early extinguishment of long-term debt of $3.0 million for the year ended December 31, 2008 reflects the write-off of unamortized deferred financing fees related to our old credit agreement, which was terminated and replaced with our new credit agreement.

        Income tax expense was $8.4 million for the year ended December 31, 2008 versus $25.2 million for the year ended December 31, 2007. The effective tax rate increased in 2008 to 49.81% from 27.8% in 2007. The increase in the 2008 effective tax rate results primarily from the impairment charge related to the Mexico contract. The tax benefit of the Mexico loss is fully offset by a valuation allowance as the realizability of the deferred tax asset created by the impairment charge is uncertain.

Segment Overview

Printed Products

        For the year ended December 31, 2008, total revenue for Printed Products was $580.3 million compared to $537.1 million in the year ended December 31, 2007, an increase of $43.2 million or 8%. For the year ended December 31, 2008, service revenue for Printed Products was $548.3 million compared to $498.2 million for the year ended December 31, 2007, an increase of $50.1 million or 10%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the sale of instant lottery tickets to the China

Sports Lottery ($40.2 million) and increased sales internationally. The increase was partially offset by the impact of the 2007 re-priced Pennsylvania cooperative services contract ($12.3 million), the impact of the re-priced Florida cooperative services contract, which began impacting revenue during the fourth quarter 2008 ($5.5 million), the strengthening of the U.S. dollar ($1.4 million), decreased revenues from the sale of our licensed games ($7.5 million) and decreased revenue from ILC as a result of the disposal of the business in the fourth quarter of 2007.

        Printed Products sales revenue for the year ended December 31, 2008 was $31.9 million compared to $39.0 million for the year ended December 31, 2007, a decrease of $7.1 million or 18%. The decrease was primarily the result of lower phone card sales revenue as a result of a change in our product offering to a lower price and cost structure and decreased sales in Germany.

        Cost of services of $331.5 million for the year ended December 31, 2008 was $47.6 million or 17% higher than for the year ended December 31, 2007. The increase was primarily due to an additional four months of costs from OGT which was acquired in May 2007, the production and shipping of instant lottery tickets to China, including costs for air freight and duty on delivery of instant lottery tickets and increased sales of instant lottery tickets internationally. The increase was partially offset by lower costs in our licensed games business and reduced costs from ILC as a result of our disposal of the business in the fourth quarter of 2007.

        Cost of sales of $20.2 million for the year ended December 31, 2008 was $12.3 million or 38% lower than for the year ended December 31, 2007 primarily due to lower costs in our phone card business as a result of a change in our product offering and the decline of sales in Germany.

        Selling, general and administrative expense of $59.3 million for the year ended December 31, 2008 was $2.7 million or 4% lower than for the year ended December 31, 2007. The decrease was primarily attributable to cost savings initiatives from the shut down of the OGT plant in San Antonio during early 2008 and no costs from ILC as a result of our disposal of the business in the fourth quarter of 2007, partially offset by increased legal, compliance and business development costs from our business in China.

        Employee termination costs of $7.2 million for the year ended December 31, 2008 were a result of our cost reduction initiatives. Employee termination costs of $3.6 million for the year ended December 31, 2007 were primarily incurred in Germany during 2007 as a result of the rationalization of our global Printed Products Group operations during the fourth quarter of 2007.

        Depreciation and amortization expense of $43.1 million for the year ended December 31, 2008 decreased $23.9 million or 36% compared to the year ended December 31, 2007, primarily due to asset impairment charges of $26.3 million in the year ended December 31, 2007 for the impairment of long-lived assets in Peru and fixed assets in Germany and decreased amortization on our licensed property contracts, partially offset by approximately $6.4 million of impairment charges incurred during the fourth quarter of 2008 primarily related to long-lived assets in the U.S.

Lottery Systems

        For the year ended December 31, 2008, total revenue for Lottery Systems was $298.7 million compared to $265.1 million for the year ended December 31, 2007, an increase of $33.6 million or 13%. Lottery Systems service revenue for the year ended December 31, 2008 was $236.0 million compared to $216.3 million for the year ended December 31, 2007, an increase of $19.7 million or 9%. The increase was primarily due to increased revenue from instant ticket validation services in China ($18.9 million), increased revenue from our Lottery Systems contracts in Hungary, Israel and Puerto Rico and the strengthening of the Euro ($4.7 million). The increase was partially offset by a decrease in revenue from the South Carolina contract and a decrease in revenue from the absence of the Korea contract.

        Lottery Systems sales revenue for the year ended December 31, 2008 was $62.7 million compared to $48.7 million for the year ended December 31, 2007, an increase of $14.0 million or 29%. The increase was primarily due to the sale of Wave™ terminals in Italy ($18.5 million), Lottery Systems sales in Hungary, Germany and Israel, the sale of instant ticket vending machines in Pennsylvania, the sale of VLT hardware in West Virginia and the sale of video software upgrades in Quebec. The increase was partially offset by the absence of one-time sales from 2007 including the sale of ticket checker machines in Canada, sales from the Korea contract, and hardware sales in Australia.

        Cost of services of $132.3 million for the year ended December 31, 2008 was $18.1 million or 16% higher than in the year ended December 31, 2007. The increase was primarily due to costs associated with instant ticket validation services in China, increased costs associated with the new online contract in Connecticut and contract loss accruals on Lottery Systems contracts in Mexico ($4.4 million) and Oklahoma ($3.4 million). The increase was partially offset by a decrease in cost from the absence of the Korea contract.

        Cost of sales of $54.3 million for the year ended December 31, 2008 was $27.3 million higher than in the year ended December 31, 2007, primarily due to costs associated with the sale of Wave™ terminals in Italy, Lottery Systems sales in Hungary, Germany and Israel, the sale of instant ticket vending machines in Pennsylvania, the sale of VLT hardware in West Virginia and the sale of video software upgrades in Quebec. The increase was partially offset by a reduction in cost as a result of the absence of one-time sales from 2007 including the sale of instant ticket checker machines in Canada and hardware sales in Australia.

        Selling, general and administrative expense of $33.6 million for the year ended December 31, 2008 was $5.2 million or 18% higher than for the year ended December 31, 2007. The increase was primarily attributable to increased legal, compliance and business development costs for our expanded business in China, partially offset by reduced incentive compensation costs.

        Employee termination costs of $2.6 million for the year ended December 31, 2008 were a result of our cost reduction initiatives.

        Depreciation and amortization expense of $125.8 million for the year ended December 31, 2008 increased $63.6 million compared to the year ended December 31, 2007, primarily due to charges of $64.1 million related to the impairment of certain hardware and software assets in the Lottery Systems business for the year ended December 31, 2008 primarily as a result of certain underperforming Lottery Systems contracts in Mexico ($38.5 million) and Oklahoma ($11.5 million) and the impairment of other obsolete hardware ($6.4 million).

Diversified Gaming

        For the year ended December 31, 2008, total revenue for Diversified Gaming was $239.8 million compared to $244.5 million in the year ended December 31, 2007, a decrease of $4.7 million or 2%. Diversified Gaming service revenue for the year ended December 31, 2008 was $215.6 million compared to $207.9 million for the year ended December 31, 2007, an increase of $7.7 million or 4%. The increase in service revenue primarily reflects increased revenue from Global Draw and Games Media, partially offset by the strengthening of the U.S. dollar ($5.5 million), lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower revenue due to the loss of our Woodbine pari-mutuel contract in Canada and decreased revenue from our venue management business due to lower handle.

        The Diversified Gaming sales revenue for the year ended December 31, 2008 was $24.2 million compared to $36.6 million for the year ended December 31, 2007, a decrease of $12.4 million or 34%. The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements. The decrease was partially offset by an up-front license fee for Global Draw game software.

        Cost of services of $130.9 million for the year ended December 31, 2008 was $7.6 million or 6% higher than for the year ended December 31, 2007. The increase was primarily due to costs associated with increased revenue from Global Draw and Games Media and increased costs associated with our domestic pari-mutuel business, partially offset by a decline in costs from our pari-mutuel contract in Germany as a result of changing to a fixed fee revenue structure, lower costs as a result of the loss of our Woodbine pari-mutuel contract in Canada and lower costs from our venue management business.

        Cost of sales of $11.4 million for the year ended December 31, 2008 was $19.4 million or 63% lower than for the year ended December 31, 2007, primarily due to reduced sales from Games Media.

        Selling, general and administrative expense of $25.9 million for the year ended December 31, 2008 was $5.5 million or 27% higher than for the year ended December 31, 2007. The increase was primarily due to the Global Draw earn-out ($4.4 million) and increased costs from Games Media.

        Employee termination costs of $1.2 million for the year ended December 31, 2008 were a result of our cost reduction initiatives.

        Depreciation and amortization expense of $45.6 million for the year ended December 31, 2008 increased $15.3 million or 50% primarily due to a $2.6 million long-lived asset impairment charge for certain obsolete hardware, plus higher depreciation from Global Draw and Games Media, and from our domestic pari-mutuel racing business as a result of the deployment of new contracts.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        The following analysis compares the results of operations for the year ended December 31, 2007 to the results of operations for the year ended December 31, 2006.

Overview

Revenue Analysis

        For the year ended December 31, 2007, total revenue was $1,046.7 million compared to $897.2 million for the year ended December 31, 2006, an increase of $149.5 million or 17%. Our service revenue for the year ended December 31, 2007 was $922.4 million compared to $791.8 million for the year ended December 31, 2006, an increase of $130.6 million or 16%. The increase was primarily attributable to a full year of revenue from Global Draw, which was acquired in April 2006 ($19.4 million), and ILC, which was acquired in December 2006 ($6.2 million), as well as revenue from OGT, which was acquired in May 2007 ($66.7 million), and increased sales of instant lottery tickets in Italy. Our sales revenue for the year ended December 31, 2007 was $124.3 million compared to $105.4 million in the year ended December 31, 2006, an increase of $18.9 million or 18%. The increase primarily reflects sales resulting from the acquisition of Games Media in December 2006 ($31.7 million), a $6.5 million sale of hardware in Canada in 2007 and lottery terminal sales in Australia, partially offset by the absence of a $20.3 million one-time sale of terminals in Germany and a decline in phone card sales.

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

        Selling, general and administrative expense of $165.1 million for the year ended December 31, 2007 was $22.0 million or 15% higher than in the year ended December 31, 2006. The increase was primarily related to increased costs associated with the acquisitions of Global Draw in April 2006, Games Media in December 2006 and OGT in May 2007, ILC disposal costs of $2.8 million and increased stock-based compensation costs. The increase was partially offset by the reversal of a $3.9 million warranty reserve for EssNet.

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

        Equity in earnings of joint ventures primarily reflects our share of the earnings of CLN, our Italian joint venture, in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN in connection with the interest we acquired in February 2007 and our interest in Guard Libang. For the year ended December 31, 2007, our share of CLN's earnings totaled $37.7 million compared to $8.3 million in the year ended December 31, 2006. The increase in income for the year ended December 31, 2007 reflects continued growth of instant ticket sales in Italy. For the year ended December 31, 2007, our share of the earnings of RCN was $3.3 million and our share of the earnings of Guard Libang was $0.3 million.

        Income tax expense was $25.2 million and $24.1 million for the year ended December 31, 2007 and 2006, respectively. The effective income tax rate for the year ended December 31, 2007 and 2006 was approximately 27.8% and 26.5%, respectively. The increase in the effective income tax rate was primarily due to higher state income taxes in 2007.

Printed Products

        For the year ended December 31, 2007, total revenue for Printed Products was $537.1 million compared to $439.6 million in the year ended December 31, 2006, an increase of $97.5 million or 22%. For the year ended December 31, 2007, service revenue for Printed Products was $498.2 million compared to $388.8 million in the prior year, an increase of $109.4 million or 28%. The increase was primarily attributable to the acquisitions of OGT in May 2007 ($66.7 million), and ILC in December 2006 ($6.2 million), increased sales of instant tickets in Italy and increased revenue on our licensed property contracts.

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

        Selling, general and administrative expense of $62.0 million for the year ended December 31, 2007 was $13.1 million or 27% higher than in the year ended December 31, 2006. The increase was primarily attributable to the acquisitions of OGT in May 2007 and ILC in December 2006 and a $2.8 million charge related to the sale of our interest in ILC during the fourth quarter 2007.

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

        Selling, general and administrative expense of $28.4 million for the year ended December 31, 2007 was $2.3 million or 7% lower than in the year ended December 31, 2006. The decrease was primarily attributable to the reversal of a $3.9 million warranty reserve for EssNet, partially offset by increased costs from our European Lottery Systems business.

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

        Selling, general and administrative expense of $20.4 million for the year ended December 31, 2007 was $3.6 million or 21% higher than in the year ended December 31, 2006. The increase was primarily due to a full year of costs for Global Draw, which was acquired in April 2006, and Games Media, which was acquired in December 2006, partially offset by reduced costs related to domestic contracts plus reduced costs associated with reduction in force in our sports betting business.

        Depreciation and amortization expense of $30.3 million for the year ended December 31, 2007 decreased $1.1 million or 4% from the year ended December 31, 2006, primarily due to a $9.7 million charge in the year ended December 31, 2006 related to the impairment of certain hardware and software assets in the pari-mutuel business as a result of the roll-out of our new terminal, the two new Quantum™ Data Centers, and the write-off of hardware and accrual of losses on certain under-performing pari-mutuel contracts, partially offset by increased depreciation resulting from the acquisition of Global Draw in April 2006 and Global Draw's rollout of the Nevada™ terminals in September 2007.

Liquidity, Capital Resources and Working Capital

        In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company's debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company. We and our 100%-owned subsidiary, SGI, entered into a credit agreement dated as of June 9, 2008, among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto (the "Credit Agreement"). The Credit Agreement replaced the Company's credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "2004 Credit Agreement"). All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated. In addition, on June 11, 2008, SGI issued $200,000 of 7.875% senior subordinated notes due 2016 (the "2008 Notes"). The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 among SGI, as issuer, the Company, as a guarantor, the Company's subsidiary guarantors party thereto and the trustee. In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13.0 million was paid to certain financial institutions in the form of fees and initial purchasers' discounts. Refer to Note 8 to the Consolidated Financial Statements for additional information regarding long-term and other debt.

        As of December 31, 2008, our long-term debt consists of $200.0 million in aggregate principal amount of the 2008 Notes, $200.0 million in aggregate principal amount of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), $273.8 million in aggregate principal amount of 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures") and borrowings under the Credit Agreement. The Credit Agreement consists of a $250.0 million revolving credit facility (the "Revolver"), and a $550.0 million senior secured term loan credit facility (the "Term Loan"). Short-term debt includes approximately $37.5 million of unsecured borrowings, denominated in Chinese Renminbi Yuan ("RMB"), from two banks in China and current installments on long-term debt.

        The Credit Agreement and the indentures governing the 2008 Notes and the 2004 Notes contain covenants customary for financings of these types, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

        As of December 31, 2008, we had approximately $190.2 million available for additional borrowing or letter of credit issuance under our Revolver. There were no borrowings and $59.8 million in outstanding letters of credit under our Revolver as of December 31, 2008. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of certain financial ratios. See Note 8 to the Consolidated Financial Statements (Long-Term and Other Debt) for additional information regarding these financial ratios.

        Our pari-mutuel wagering, online lottery, instant ticket validation and wide area gaming systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses Services in the consolidated statements of income. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. In the next year, we expect to purchase approximately 20,000 ticket checking machines for our contract with the China Sports Lottery for a total cost of approximately $11.8 million. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

        Periodically, we bid on new pari-mutuel, instant ticket validation and wide area gaming and online lottery contracts. Once awarded, these contracts generally require significant up-front capital expenditures for terminal assembly, customization of software, software and equipment installation and telecommunications configuration. Historically we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels and/or our ability to borrow at commercially acceptable rates to finance the initial up-front costs. Once operational, long-term service contracts have been accretive to our operating cash flow. The actual level of capital expenditures will ultimately largely depend on the extent to which we are successful in winning new contracts. Furthermore, our pari-mutuel wagering network consists of approximately 26,000 wagering terminals. Periodically, we elect to upgrade the technological capabilities of older terminals and replace terminals that have exhausted their useful lives. Servicing our installed terminal base requires that we maintain a supply of parts and accessories on hand. We are also required, contractually in some cases, to provide spare parts over an extended period of time, principally in connection with our systems and terminal sale transactions. To meet our contractual obligations and maintain sufficient levels of on-hand inventory to service our installed base, we purchase inventory on an as-needed basis. We presently have no inventory purchase obligations, other than in the ordinary course of business.

        At December 31, 2008, our available cash, short-term investments and borrowing capacity totaled $330.8 million compared to $150.6 million at December 31, 2007. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase in our available cash from the December 31, 2007 level principally reflects the net cash provided by operating activities for the year ended December 31, 2008 of $208.5 million, including a $23.0 million cash dividend from CLN, plus long-term borrowings of $807.3 million, offset by wagering and other capital expenditures and other investing activities totaling $228.7 million, acquisition-related payments of $8.1 million and $626.0 million of payments on long-term debt. The $208.5 million of net cash provided by operating activities is derived from $222.4 million of net cash provided by operations offset by $13.9 million used in changes in working capital. The working capital changes occurred principally from increases in accounts receivable, inventories, prepaid expenses, deposits and other current assets and accounts payable. Capital expenditures totaled $19.7 million in the year ended December 31, 2008, compared to $34.7 million in the prior year. Wagering system expenditures, including software expenditures, totaled $200.0 million in the year ended December 31, 2008, compared to $179.6 million in the prior year. This increase is primarily due to the new lottery contracts in Connecticut and Pennsylvania, coupled with gaming terminals related to Global Draw and Games Media. Cash flow from financing activities principally reflects the borrowings and the repayments of borrowings under the Credit Agreement and the 2008 Notes.

        At December 31, 2007, our available cash, short-term investments and borrowing capacity totaled $150.6 million compared to $82.4 million at December 31, 2006. Under the 2004 Credit Agreement, we had approximately $121.2 million available for additional borrowings or letter of credit issuance under our revolver at December 31, 2007. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase in our available cash from the December 31, 2006 level principally reflects the net cash provided by operating activities for the year ended December 31, 2007 of $186.4 million plus long-term borrowings of $358.0 million, offset by wagering and other capital expenditures and other investing activities totaling $252.5 million, acquisition-related payments of $120.1 million and $196.9 million of payments on long-term debt. The $186.4 million of net cash provided by operating activities is derived from $205.2 million of net cash provided by operations offset by $18.9 million used in changes in working capital. The working capital changes occurred principally from increases in accounts receivable, inventories and accrued liabilities and decreases in accounts payable, partially offset by a decrease in other current assets. Capital expenditures totaled $34.7 million in the year ended December 31, 2007, compared to $16.0 million in the corresponding period in 2006. Wagering system expenditures, including software expenditures, totaled $179.6 million in the year ended December 31, 2007, compared to $144.8 million in 2006. This increase is primarily due to the new lottery contracts in Mexico and Connecticut, coupled with gaming terminals related to Global Draw. Cash flow from financing activities principally reflects the repayments of borrowings under the 2004 Credit Agreement.

        We believe that our cash flow from operations, available cash and available borrowing capacity under the Credit Agreement will be sufficient to meet our liquidity needs, including anticipated capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case. While we are not aware of any particular trends, our contracts periodically renew and there can be no assurance that we will be successful in sustaining our cash flow from operations through renewal of our existing contracts or through the addition of new contracts. During 2009, we expect to implement plans to reduce operating costs and capital expenditures and pay down between $50.0 million and $100.0 million of our outstanding indebtedness (although the actual amount of indebtedness that we pay down during 2009 may fall outside of this range).

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

        Under the terms of our Convertible Debentures, the holders of the Convertible Debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest. If current market conditions continue and our common stock continues to trade at current levels, it is likely that the holders of the debentures will exercise this repurchase right. In connection with that repurchase right, the terms of our Credit Agreement provide that the our Term Loan and our Revolver will both mature on March 1, 2010, unless one of the following conditions is met:

  •
  the right of holders of our Convertible Debentures to require the repurchase of their Convertible Debentures is eliminated;

  •
  our Convertible Debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under our Credit Agreement, for purposes of and in an amount sufficient to discharge all payment obligations with respect to our Convertible Debentures); or

  •
  the sum of the aggregate unused and available revolving facility commitments plus our unrestricted cash is not less than the sum of the principal amount of our Convertible Debentures then outstanding plus $50.0 million.

        In addition, our 2004 Notes mature on December 15, 2012. In connection with the anticipated maturity of these notes, the terms of our Credit Agreement provide our Term Loan and our Revolver will both mature on September 15, 2012, unless one of the following conditions is met:

  •
  these notes are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent, for purposes of and in an amount sufficient to discharge these notes); or

  •
  the sum of the aggregate unused and available revolving facility commitments plus our unrestricted cash is not less than the sum of the principal amount of these notes then outstanding plus $50.0 million.

        We intend to take the steps necessary to satisfy the conditions set forth above in a timely manner, including implementing plans to reduce operating costs and capital expenditures during 2009. However, we cannot assure you that we will have sufficient resources, or will be able to arrange financing, to satisfy such conditions or to repay any accelerated indebtedness under our Credit Agreement or, even if we obtain a waiver from our lenders under our Credit Agreement, to repurchase our Convertible Debentures in 2010 or such later date as such repurchase may be required, or to repay in 2012 our 2004 Notes.

        The terms of the indenture governing the Convertible Debentures give holders the right to convert the Convertible Debentures under certain circumstances. The Convertible Debentures contain a net settlement feature. This feature entitles holders of each $1,000 principal amount of Convertible Debentures being converted to receive cash up to $1,000 and shares for any excess conversion value determined in a manner provided in the indenture governing the Convertible Debentures. See Note 8 to our Consolidated Financial Statements for additional information regarding this conversion right.

        On February 25, 2009, our Board of Directors approved an increase to the amount authorized under our previously announced program for the repurchase of our Convertible Debentures from $50.0 million to $100.0 million in aggregate principal amount. There was approximately $273.8 million in aggregate principal amount of Convertible Debentures outstanding as of December 31, 2008. Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof. The manner, timing and amount of purchases will be determined by our management based on its evaluation of market conditions, price of the Convertible Debentures and other factors. The program may be suspended or discontinued at any time.

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	(in thousands) Cash Payments Due By Period
	Total	Within 1 Year	Within 2–3 Years	Within 4–5 Years	After 5 Years
Long-term debt, 6.25% notes (1)	$200,000	—	—	200,000	—
Long-term debt, 0.75% debentures (1)(2)	273,782	—	273,782	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, Term Loan (1)	545,875	5,500	11,000	529,375	—
Unsecured borrowings denominated in RMB (1)	37,530	37,530	—	—	—
Other long-term debt	2,461	354	753	1,123	231
Interest expense (3)	302,130	54,025	102,620	86,430	59,055
Global Draw earn-out (4)	80,000	80,000	—	—	—
Contractual capital requirements	11,800	11,800	—	—	—
Operating leases	95,634	19,723	30,092	23,863	21,956
SERP Payout (5)	15,835	9,760	2,978	3,097	—
Other long-term liabilities (6)	24,475	—	6,997	6,133	11,345

Total contractual obligations	$1,789,522	218,692	428,222	850,021	292,587

(1)
Refer to Note 8 to the Consolidated Financial Statements for information regarding long-term and other debt.

(2)
The Convertible Debentures are due in 2024. However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures exercise their right to require us to repurchase their Convertible Debentures or elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(3)
Based on rates in effect at December 31, 2008.

(4)
In accordance with the purchase agreement for the acquisition of Global Draw, we estimate that an earn-out of approximately $80.0 million to $90.0 million may be paid to the selling shareholders and certain members of the management of Global Draw in 2009.

(5)
See Note 13 Pension and Other Post-Retirement Plans for information regarding the SERP.

(6)
We have excluded approximately $16.0 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of approximately $18.6 million and the liability for uncertain tax positions of $19.8 million at December 31, 2008. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

New Accounting Pronouncements

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our non-pension related financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We are in the process of evaluating the impact that SFAS 157 will have on our pension related financial liabilities and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

        In December 2007, the FASB issued SFAS No. 141(revised 2007, Business Combinations) ("SFAS 141(R)"). SFAS 141(R) supersedes SFAS 141 and requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Accordingly, any business combinations we engage in on or after January 1, 2009 will be recorded and disclosed according to SFAS 141(R). We expect SFAS 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. We are required to adopt SFAS 160 in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as amended and interpreted ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial statements.

        In May 2008, the FASB issued FASB Staff Position ("FSP") No. Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted FSP APB 14-1 on January 1, 2009. The impact of adoption was an adjustment to accumulated earnings of approximately $15.7 million representing the cumulative effect of a change in accounting principle as of January 1, 2007 and a remaining debt discount of approximately $18.1 million on our Consolidated Balance Sheet as of January 1, 2009. In addition we will report additional interest expense of approximately $12.8 million in our Consolidated Statement of Operations for 2007, 2008 and 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our products and services are sold to a diverse group of customers throughout the world. As such, we are subject to certain risks and uncertainties as a result of changes in general economic conditions, sources of supply, competition, foreign exchange rates, tax reform, litigation and regulatory developments. (See "Item 1A—Risk Factors" for a more complete description of these risks and uncertainties.) The diversity and breadth of our products and geographic operations mitigate the risk that adverse changes from any single event would materially affect our financial position.

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

        For fiscal 2008, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel-related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2009, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At December 31, 2008, approximately 54% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" for additional information about our financial instruments.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan Chase Bank N.A. ("JPMorgan"). Under the Hedge, SGI will pay interest on a $100 million notional amount of debt at a fixed rate of 3.49% and will receive interest on a $100 million notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of our variable-rate debt.

 Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2008
(Dollars in thousands)

	Twelve Months Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total	FMV
Debt at fixed interest rates	$354	101	652	200,724	399	474,013	676,243	560,023
Weighted-average interest rates	5.5%	5.2%	3.0%	6.2%	1.2%	3.8%	4.5%
Debt at variable interest rates	$43,030	5,500	5,500	5,500	523,875	—	583,405	523,359
Weighted-average interest rates	7.0%	4.2%	4.2%	4.2%	4.2%	0%	4.4%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in the United Kingdom, Germany, the Netherlands, Spain, Sweden, Mexico, Austria, Australia, Chile and Ireland. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. Our most significant transactional foreign currency exposures are the Euro and the Sterling in relation to the United States dollar. Fluctuations in the value of foreign currencies create exposures, which can adversely affect our results of operations. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) entering into foreign currency exchange contracts and (iii) netting asset and liability exposures denominated in similar foreign currencies, to the extent possible. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. Based upon analysis as of December 31, 2008, we believe a hypothetical 10% change in foreign exchange rates could be material to our future earnings.

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
New York, New York

        We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Consorzio Lotterie Nazionali ("CLN"), the Company's investment which is accounted for by use of the equity method (see note 16 to the consolidated financial statements), as of and for the years ended December 31, 2008 and 2007. The Company's equity in income of CLN was $51,913 and $37,894 for the years ended December 31, 2008 and 2007. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, as of and for the years ended December 31, 2008 and 2007, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of CLN in accordance with accounting principles generally accepted in the United States of America.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Notes 1 and 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2009

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(in thousands, except per share amounts)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$140,639	$29,403
Accounts receivable, net of allowance for doubtful accounts of $6,465 and $9,184 in 2008 and 2007, respectively	212,487	203,074
Inventories	75,371	79,295
Deferred income taxes, current portion	14,360	15,929
Prepaid expenses, deposits and other current assets	68,921	56,906

Total current assets	511,778	384,607
Property and equipment, at cost	1,016,767	979,561
Less accumulated depreciation	(441,288)	(404,667)

Net property and equipment	575,479	574,894
Goodwill, net	657,211	716,856
Intangible assets, net	120,946	133,030
Other assets and investments	317,818	290,652

Total assets	$2,183,232	$2,100,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$43,384	$4,942
Accounts payable	64,635	64,108
Accrued liabilities	152,665	148,464

Total current liabilities	260,684	217,514
Deferred income taxes	33,809	51,661
Other long-term liabilities	96,048	97,024
Long-term debt, excluding current installments	1,216,264	1,072,625

Total liabilities	1,606,805	1,438,824
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,601 and 93,414 shares outstanding as of December 31, 2008 and 2007, respectively	926	934
Additional paid-in capital	561,202	521,902
Accumulated earnings	105,811	97,323
Treasury stock, at cost, 2,608 and 1,140 shares held as of
December 31, 2008 and 2007, respectively	(42,586)	(19,442)
Accumulated other comprehensive income	(48,926)	60,498

Total stockholders' equity	576,427	661,215

Total liabilities and stockholders' equity	$2,183,232	$2,100,039

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Operating revenues:
Services	$999,972	$922,415	$791,804
Sales	118,857	124,289	105,426

	1,118,829	1,046,704	897,230
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	594,785	521,433	432,013
Cost of sales (exclusive of depreciation and amortization)	85,856	90,347	77,934
Selling, general and administrative expenses	184,213	165,080	143,105
Employee termination costs	13,695	3,642	12,622
Depreciation and amortization	218,643	160,366	106,006

Operating income	21,637	105,836	125,550
Other (income) expense:
Interest expense	65,026	58,550	43,393
Equity in earnings of joint ventures	(58,570)	(41,252)	(7,900)
Early extinguishment of debt	2,960	—	—
Other income, net	(4,691)	(2,050)	(767)

	4,725	15,248	34,726

Income before income tax expense	16,912	90,588	90,824
Income tax expense	8,424	25,221	24,063

Net income	$8,488	$65,367	$66,761

Net income per share:
Basic	$0.09	$0.71	$0.73

Diluted	$0.09	$0.68	$0.70

Weighted average number of shares used in per share calculations:
Basic shares	92,875	92,566	91,066

Diluted shares	94,414	95,996	94,979

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Common stock:
Beginning balance	$934	$916	$899
Issuance of Class A common stock in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in stock option and warrant exercises	6	17	19
Purchases of Class A common stock	(15)	—	(3)

Ending balance	926	934	916

Additional paid-in capital:
Beginning balance	521,902	477,261	425,750
Issuance of Class A common stock in connection with employee stock purchase plan	962	1,034	1,062
Issuance and exercise of stock options, restricted stock units and warrants	3,363	14,105	15,165
Share-based compensation	34,122	25,312	21,700
Tax benefit from employee stock options	134	10,569	13,505
Deferred compensation	719	(6,379)	79

Ending balance	561,202	521,902	477,261

Accumulated (losses) earnings:
Beginning balance	97,323	33,452	(33,309)
Net income	8,488	65,367	66,761
Adoption of FIN 48	—	(1,496)	—

Ending balance	105,811	97,323	33,452

Treasury stock:
Beginning balance	(19,442)	(19,442)	(9,556)
Purchase of Class A common stock	(23,144)	—	(9,886)

Ending balance	(42,586)	(19,442)	(19,442)

Accumulated other comprehensive income (loss):
Beginning balance	60,498	35,891	3,049
Other comprehensive income (loss)	(109,424)	24,607	35,273
Adoption of SFAS 158, net of tax	—	—	(2,431)

Ending balance	(48,926)	60,498	35,891

Total stockholders' equity	$576,427	$661,215	$528,078

Comprehensive income (loss):
Net income	$8,488	$65,367	$66,761
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax	—	—	(2,478)
Pension gains and losses, net of tax	3,240	(524)	—
Foreign currency translation adjustment	(107,758)	24,634	38,235
Effective portion of derivative financial instruments	(4,901)	—	—
Unrealized gain (loss) on investments, net of tax	(5)	497	(484)

Other comprehensive income (loss)	(109,424)	24,607	35,273

Comprehensive income (loss)	$(100,936)	$89,974	$102,034

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$8,488	$65,367	$66,761
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	218,643	160,366	106,006
Change in deferred income taxes	(16,764)	(7,224)	(8,966)
Stock-based compensation	34,122	25,312	21,700
Non-cash interest expense	4,634	4,364	3,922
Undistributed equity in earnings of joint ventures	(58,570)	(41,252)	(7,900)
Gain or loss from asset disposal	694	—	—
Early extinguishment of debt	2,960	—	—
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	(20,797)	(9,383)	(22,415)
Inventories	(2,644)	(13,608)	(13,223)
Accounts payable	6,332	(8,140)	(10,502)
Accrued liabilities	18,024	(2,190)	28,087
Other current assets	(14,798)	17,405	(31,104)
Other	28,174	1,224	(1,169)

Net cash provided by operating activities	208,498	192,241	131,197
Cash flows from investing activities:
Capital expenditures	(19,686)	(34,686)	(15,988)
Wagering systems expenditures	(163,954)	(148,974)	(125,856)
Other intangible assets and software expenditures	(46,278)	(38,569)	(49,946)
Proceeds from asset disposals	201	—	—
Change in other assets and liabilities, net	(4,533)	(5,314)	(14,458)
Investment in joint venture	5,605	(30,827)	—
Business acquisitions, net of cash acquired	(8,109)	(120,054)	(296,928)

Net cash used in investing activities	(236,754)	(378,424)	(503,176)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	(158,000)	(33,000)	191,000
Proceeds from issuance of long-term debt	807,348	200,000	250,270
Payment on long-term debt	(467,978)	(5,900)	(105,715)
Payment of financing fees	(15,226)	(790)	(1,119)
Purchases of treasury stock	(23,144)	—	(9,822)
Excess tax benefit from equity-based compensation plan	134	10,569	13,505
Net proceeds from issuance of common stock	3,310	15,157	17,063

Net cash provided by financing activities	146,444	186,036	355,182
Effect of exchange rate changes on cash and cash equivalents	(6,952)	1,759	5,646

Increase (decrease) in cash and cash equivalents	111,236	1,612	(11,151)
Cash and cash equivalents, beginning of period	29,403	27,791	38,942

Cash and cash equivalents, end of period	$140,639	$29,403	$27,791

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

Non-cash investing and financing activities

For the years ended December 31, 2008, 2007 and 2006

        See Notes 6 and 8 for a description of deferred financing fee write-offs and capital lease transactions.

Supplemental cash flow information

        Cash paid during the period for:

	Years Ended December 31,
	2008	2007	2006
Interest	$55,102	$52,963	$37,350
Income taxes, net of refunds	18,113	(4,243)	35,671

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies

        When used in these notes, all references to the words "Scientific Games," "we," "us," "our," and "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.

(a) Description of the Business

        We are a supplier of technology-based products, systems and services to gaming markets worldwide. We report our operations in three business segments: Printed Products Group, Lottery Systems Group, and Diversified Gaming Group.

Printed Products Group

        Our Printed Products Group ("Printed Products") provides instant tickets and related services. Instant tickets and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, Printed Products provides lotteries with over 80 licensed brand products, including Deal or No Deal™, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. The division also includes promotional instant tickets that we sell to both lottery and non-lottery customers.

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

        In the fourth quarter of 2007, we sold our interest in International Lotto Corp., SRL ("ILC"), which sale agreement was officially registered with a public notary in January 2008. In April 2008, the buyers of ILC informed us that they were voiding the sale agreement for certain specified reasons. We objected to their position and are now in arbitration in Peru with the buyers and are assessing our other legal rights and obligations.

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

(b) Principles of Consolidation

        The accompanying consolidated financial statements include the Company's accounts and subsidiaries in which our ownership is greater than 50%. Investments in other entities in which our ownership is between 20% and 50% are accounted for in the consolidated financial statements using the equity method of accounting. All inter-company balances and transactions have been eliminated in consolidation.

(c) Cash and Cash Equivalents

        Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

(d) Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances and other higher risk amounts are reviewed individually for collectability. Account balances are charged

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. Accounts receivable, net, consists of the following:

	As of December 31,
	2008	2007
Accounts receivable	$174,842	$172,569
Unbilled accounts receivable	44,110	39,689
Allowance for doubtful accounts	(6,465)	(9,184)

	$212,487	$203,074

        In certain of our contracts, contractual billings do not coincide with revenue recognized on the contract. Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.

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

(f) Property and Equipment

        Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3–12
Transportation equipment	3–8
Furniture and fixtures	5–10
Buildings and leasehold improvements	5–40

(g) Deferred Installation Costs

        Certain lottery, wide area gaming and pari-mutuel systems contracts require us to perform installation activities. Direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and are deferred and amortized over the expected life of the contract. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $73,300 and $68,700 at December 31, 2008 and 2007, respectively.

(h) Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the provisions of SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") to account for goodwill and acquired intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 142 requires that all goodwill and intangible assets with indefinite useful lives not be amortized, but instead, be evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired.

(i) Other Assets and Investments

        In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs associated with internally developed and/or purchased software systems for use in our lottery and wagering service contracts. Capitalized costs are amortized on a straight-line basis over the expected useful lives of the asset. We also capitalize costs associated with the procurement of long-term financing, marketing rights, and non-competition and employment agreements arising primarily from business acquisitions. An evaluation is performed to determine if any impairment has occurred with respect to any amortized or non-amortized assets.

(j) Derivative Financial Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133 ("SFAS 138") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        From time to time, the Company utilizes interest rate swap agreements to mitigate any gains or losses associated with the change in expected cash flows due to fluctuation in interest rates on variable rate debt. Such derivatives meet the requirements for cash flow hedge accounting and are recognized on the balance sheet at their fair value. The effective portion of the hedge is recorded in other comprehensive income (loss) and the ineffective portion of the hedge, if any, is recorded in the consolidated statement of operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

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

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), and began accounting for income tax contingencies in accordance with the guidance provided in FIN 48. Prior to the adoption of FIN 48, we accounted for income tax contingencies solely in accordance with SFAS No. 5, Accounting for Contingencies.

(m) Foreign Currency Translation

        The U.S. dollar is the functional currency for most of our businesses. Significant operations with local currency as functional currency include operations in the European Union. Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and have not been material to the financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(n) Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence of an arrangement, prices are fixed or determinable, services and products are provided to the customer and collectability is probable or reasonably assured depending on the applicable revenue recognition guidance followed. In addition to the general policy discussed above, the following are the specific revenue recognition policies for our operating segments:

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

        Revenue from licensing of branded property with no service component is recognized when the contract is signed.

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

        Revenue from the provision of wide area gaming services is generally recognized as a percentage of revenue generated by the terminals.

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

(r) Comprehensive Income

        We follow SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. In accordance with SFAS 130, we include and separately classify in comprehensive income unrealized gains and losses from our foreign currency translation adjustments, gains or losses associated with pension or other postretirement benefits, prior service costs or credits associated with pension or other postretirement benefits, transition assets or obligations associated with pension or other postretirement benefits, the effective portion of derivative financial instruments and unrealized gains and losses on investments.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 2008 and 2007, we had outstanding stock options, restricted stock units and convertible debentures which could potentially dilute basic earnings per share in the future. The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Income (numerator)
Net income	$8,488	$65,367	$66,761
Shares (denominator)
Weighted-average basic common shares outstanding	92,875	92,566	91,066
Effect of dilutive securities-stock rights	1,534	2,073	2,974
Effect of dilutive shares related to convertible debentures	5	1,357	939

Weighted-average diluted common shares outstanding	94,414	95,996	94,979

Basic and diluted per share amounts
Basic net income per share	$0.09	$0.71	$0.73

Diluted net income per share	$0.09	$0.68	$0.70

        The weighted-average diluted common shares outstanding for the years ended December 31, 2008, 2007 and 2006 excludes the effect of approximately 6,512, 167 and 173, respectively, weighted stock rights outstanding, because their effect would be anti-dilutive.

        The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $273,782 in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the "Convertible Debentures"), which were sold in December 2004, is approximately 9,408. The Convertible Debentures provide for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

        During the second quarter of 2008, the average price of the Company's common stock exceeded the conversion price of the Convertible Debentures; therefore, we have included 5 potentially dilutive shares related to our Convertible Debentures in our weighted-average dilutive shares outstanding. During 2007 and 2006, the average price of our common stock exceeded the conversion price of the Convertible Debentures. Therefore, we have included 1,357 and 939 shares, respectively, related to our Convertible Debentures in our weighted-average dilutive common shares outstanding for the years ended December 31, 2007 and 2006. We have not included the offset from the bond hedge as it would be anti-dilutive; however, to the extent the Convertible Debentures are converted during the term of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share (Continued)

the bond hedge, the diluted share amount will decrease because the bond hedge will offset the dilution from conversion of the Convertible Debentures.

(3) Inventories

        Inventories consist of the following:

	As of December 31,
	2008	2007
Parts and work-in-process	$36,449	$34,897
Finished goods	38,922	44,398

	$75,371	$79,295

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

(4) Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2008	2007
Machinery, equipment and deferred installation costs	$785,340	$791,258
Land and buildings	78,542	73,742
Transportation equipment	7,576	8,636
Furniture and fixtures	20,958	17,899
Leasehold improvements	22,501	24,542
Construction in progress	101,850	63,484

Property and equipment, at cost	1,016,767	979,561
Less: accumulated depreciation	(441,288)	(404,667)

Net property and equipment	$575,479	$574,894

        Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $162,900, $87,200 and $71,500, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(4) Property and Equipment (Continued)

        During the fourth quarter of 2008, we recorded long-lived asset impairment charges of approximately $76,200 primarily related to underperforming Lottery Systems and Printed Products contracts in Mexico (approximately $38,500), Oklahoma (approximately $14,100) and other locations (approximately $7,700) and the impairment of obsolete hardware in the Lottery Systems (approximately $6,400), Printed Products (approximately $3,800) and Diversified Gaming (approximately $2,600) Groups and from our corporate headquarters (approximately $3,100). The fair values of the assets were determined based on the sum of future undiscounted cash flows which were estimated to be nil. The impairment charges are included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2008.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, during the year ended December 31, 2007, we recorded impairment charges of approximately $26,300 primarily related to long-lived assets in Peru and fixed assets in Germany. The fair values of the assets were determined based on the sum of future undiscounted cash flows which were estimated to be nil. The impairment charges are reported in our Printed Products segment and are included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2007.

        During the year ended December 31, 2006, we recorded a $9,700 charge to depreciation and amortization expense in our Diversified Gaming segment related to the write-off of certain hardware and software assets used in the pari-mutuel business. The write-off was primarily the result of the roll-out of our new terminal and two QuantumTM Data Centers.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets and Impairment of Long-Lived Assets

Intangible Assets

        The following disclosure presents certain information on our acquired intangible assets as of December 31, 2008 and 2007. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2008
Amortizable intangible assets:
Patents	$11,563	2,871	8,692
Customer lists	28,772	14,044	14,728
Customer service contracts	3,892	2,505	1,387
Licenses	60,237	32,615	27,622
Intellectual property	17,057	11,425	5,632
Lottery contracts	27,926	27,498	428

	149,447	90,958	58,489

Non-amortizable intangible assets:
Trade name	37,285	2,118	35,167
Connecticut off-track betting system operating right	35,609	8,319	27,290

	72,894	10,437	62,457

Total intangible assets	$222,341	101,395	120,946

Balance as of December 31, 2007
Amortizable intangible assets:
Patents	$10,309	2,135	8,174
Customer lists	37,454	17,164	20,290
Customer service contracts	4,078	2,358	1,720
Licenses	45,603	24,614	20,989
Intellectual property	22,176	9,542	12,634
Lottery contracts	26,776	20,756	6,020

	146,396	76,569	69,827

Non-amortizable intangible assets:
Trade name	38,981	2,118	36,863
Connecticut off-track betting system operating right	34,659	8,319	26,340

	73,640	10,437	63,203

Total intangible assets	$220,036	87,006	133,030

        The aggregate intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $27,700, $44,300 and $20,100, respectively. The estimated intangible asset amortization expenses for the years ended December 31, 2009 and for each of the subsequent four

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets and Impairment of Long-Lived Assets (Continued)

years ending December 31, 2013 are approximately $15,400, $11,700, $6,900, $5,100 and $4,800 respectively.

Goodwill

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2006 to December 31, 2008. In 2008, we recorded (a) a $2,525 increase in goodwill associated with the acquisition of Oberthur Gaming Technologies and related companies ("OGT"), (b) a $135 increase in goodwill associated with the acquisition of Games Media Limited, (c) a $160 increase in goodwill associated with all other acquisitions and (d) a decrease in goodwill of $62,465 as a result of foreign currency translation.

        In 2007, we recorded (a) a $73,779 increase in goodwill associated with the acquisition of OGT, (b) a $616 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with the acquisition of Games Media, (c) a $149 decrease in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of the Global Draw, (d) a $767 increase in goodwill associated with the final purchase price valuation and allocation adjustments associated with the acquisition of substantially all of the online lottery assets of EssNet, (e) a $9,752 decrease in goodwill associated primarily with the impairment of ILC goodwill, (f) a $105 increase in goodwill associated with the purchase price valuation and allocation adjustments associated with certain other acquisitions and (g) an increase in goodwill of $17,760 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2006	$259,710	184,509	189,511	633,730
Adjustments	69,009	10,010	4,107	83,126

Balance at December 31, 2007	328,719	194,519	193,618	716,856
Adjustments	(4,474)	(4,178)	(50,993)	(59,645)

Balance at December 31, 2008	$324,245	190,341	142,625	657,211

        We performed an annual impairment test for fiscal 2008 and 2007 and in accordance with SFAS 142. No adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2008 or 2007 as a result of our SFAS 142 annual impairment test.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6) Other Assets and Investments

        Other assets and investments (net) consist of the following:

	As of December 31,
	2008	2007
Software systems development costs	$74,995	$68,302
Deferred financing costs	18,973	11,342
Deferred tax asset, long-term portion	104,638	85,152
SERP trust	15,942	15,801
Investments in joint ventures	76,010	81,067
Other assets	27,260	28,988

	$317,818	$290,652

        In the years ended December 31, 2008 and 2007, we capitalized $36,100 and $30,600, respectively, of software systems development costs related primarily to lottery, wide area gaming and pari-mutuel wagering systems. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. The total amount charged to amortization expense for amortization of capitalized systems development costs was approximately $24,800, $15,200 and $14,400 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Deferred financing costs arise in connection with our procurement of long-term financing and are amortized over the life of the financing agreements. During fiscal years 2008 and 2006, we entered into new term loan facilities. The proceeds from those transactions were used to acquire certain businesses and repay outstanding borrowings under our senior secured credit facility. We capitalized approximately $15,200, $800 and $1,100 during 2008, 2007 and 2006, respectively, in connection with these borrowings. Amortization of deferred financing costs amounted to approximately $4,600, $4,300 and $3,900 for the years ended December 31, 2008, 2007 and 2006, respectively.

        During the second quarter of 2008, we wrote-off of $2,960 of unamortized deferred financing fees related to the Company's old credit agreement, which was terminated and replaced with a new credit agreement.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(7) Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2008	2007
Compensation and benefits	$50,806	$46,088
Customer advances	3,112	5,037
Deferred revenue	18,801	23,272
Taxes, other than income	9,268	11,212
Accrued licenses	4,883	5,650
Liabilites assumed in business combinations	3,999	9,200
Accrued contract costs	6,742	10,113
Other	55,054	37,892

	$152,665	$148,464

(8) Long-Term and Other Debt

        In June 2008, we entered into certain debt financing transactions structured to extend the average maturity of the Company's debt, create additional borrowing capacity and revise certain financial covenants to be more favorable to the Company. We and our 100%-owned subsidiary, Scientific Games International, Inc. ("SGI"), entered into a credit agreement dated as of June 9, 2008, among SGI, as borrower, the Company, as guarantor, and the several lenders from time to time parties thereto (the "Credit Agreement"). The Credit Agreement replaced the Company's credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007 (the "2004 Credit Agreement"). All amounts outstanding under the 2004 Credit Agreement were paid on June 9, 2008, and the 2004 Credit Agreement was terminated. In addition, on June 11, 2008, SGI issued $200,000 of 7.875% senior subordinated notes due 2016 (the "2008 Notes"). The 2008 Notes were issued pursuant to an indenture dated as of June 11, 2008 (the "2008 Notes Indenture") among SGI, as issuer, the Company, as a guarantor, the Company's subsidiary guarantors party thereto and the trustee. In connection with the Credit Agreement and the issuance of the 2008 Notes, an aggregate of $13,004 was paid to certain financial institutions in the form of fees and initial purchasers' discounts.

        As of December 31, 2008, our long-term debt consisted of $200,000 in aggregate principal amount of the 2008 Notes, $200,000 in aggregate principal amount of 6.25% senior subordinated notes due 2012 (the "2004 Notes"), $273,782 in aggregate principal amount of the Convertible Debentures and borrowings under the Credit Agreement. The Credit Agreement consists of a $250,000 revolving credit facility and a $550,000 senior secured term loan credit facility. Short-term debt includes approximately $37,530 of unsecured borrowings, denominated in Chinese Renminbi Yuan (the "China Loans") from two banks in China and current installments on long-term debt.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The following reflects outstanding balances of long-term debt as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Revolver, varying interest rate, due 2013	$—	$—
Revolver, varying interest rate, due 2009	—	158,000
Term Loan, varying interest rate, due 2013	545,875	—
Term Loan C, varying interest rate, due 2009	—	98,250
Term Loan D, varying interest rate, due 2009	—	147,750
Term Loan E, varying interest rate, due 2009	—	198,000
2008 Notes, 7.875% interest, due 2016	200,000	—
2004 Notes, 6.25% interest, due 2012	200,000	200,000
Convertible Debentures, 0.75% interest, due 2024	273,782	273,782
China Loans, varying interest rate, due 2009	37,530	—
Capital lease obligations, interest as of December 31, 2007 from 3.9% to 10.0%, payable monthly through September 2009	709	691
Various loans and bank facilities, interest as of December 31, 2007 from 2.5% to 6.2%	1,752	1,094

Total long-term debt outstanding	1,259,648	1,077,567
Less debt payments due within one year	(43,384)	(4,942)

Long-term debt, net of current installments	$1,216,264	$1,072,625

        The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2008:

	Debt and Capital Lease Payments Due by Period As of December 31, 2008
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$—	—	—	—	—	—	—
Term Loan	545,875	5,500	5,500	5,500	5,500	523,875	—
2008 Notes	200,000	—	—	—	—	—	200,000
2004 Notes	200,000	—	—	—	200,000	—	—
Convertible Debentures	273,782	—	273,782	—	—	—	—
China Loans	37,530	37,530	—	—	—	—	—
Other	2,461	354	101	652	724	399	231

Total	$1,259,648	43,384	279,383	6,152	206,224	524,274	200,231

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

Credit Agreement

        The Credit Agreement provides for a $250,000 senior secured revolving credit facility (the "Revolver") and a $550,000 senior secured term loan credit facility (the "Term Loan"). Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the Revolver, or a combination thereof, in a maximum aggregate amount of $200,000 at a later date.

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

        The Revolver and the Term Loan will both mature on September 15, 2012, unless one of the following conditions is met:

  •
  our 6.25% Senior Subordinated Notes due 2012 (the "2004 Notes") are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent under the Credit Agreement, for purposes of and in an amount sufficient to discharge such notes); or

  •
  the sum of the aggregate unused and available Revolver commitments under the Credit Agreement plus the unrestricted cash of SGI and the guarantors under the Credit Agreement is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50,000.

        Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than breakfunding costs), upon proper notice and subject to a minimum dollar requirement.

        Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI's option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin varies based on the consolidated leverage ratio of the Company from 0.75% to 1.75% above the base rate for base rate loans, and 1.75% to 2.75% above LIBOR for LIBOR-based loans. From the date of the Credit Agreement to the filing date of this Annual Report on Form 10-K, the applicable margins for base rate loans and LIBOR-based loans were 1.50% and 2.50%, respectively. During the term of the Credit Agreement,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

SGI will pay its lenders a fee equal to the product of 0.50% per annum and the unused portion of the Revolver.

        We and our direct and indirect 100%-owned domestic subsidiaries (other than SGI) have provided a guarantee of the payment of SGI's obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of our interest in the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock (or other equity interests) of the first-tier foreign subsidiaries of SGI and the guarantors.

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

  •
  4.25 to 1.00 (fiscal quarter ended June 30, 2008 through December 31, 2009)

  •
  4.00 to 1.00 (fiscal quarter ending March 31, 2010 and thereafter)

    "Consolidated Leverage Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness, determined on a consolidated basis and required to be reflected on our balance sheet in accordance with Generally Accepted Accounting Principles ("GAAP")) on such day, to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Senior Debt Ratio as at the last day of a fiscal quarter not to exceed 2.50 to 1.00.

    "Consolidated Senior Debt Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2004 Notes, the 2008 Notes, the Convertible Debentures and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Interest Coverage Ratio for any period of four consecutive fiscal quarters of at least 3.50 to 1.00 for any period of four consecutive fiscal quarters.

    "Consolidated Interest Coverage Ratio" means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all outstanding indebtedness of the Company and its subsidiaries for such period.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        For purposes of the foregoing, "Consolidated EBITDA" means, for any period, consolidated net income (or loss) of the Company and its subsidiaries for such period, determined in accordance with GAAP (excluding (a) the income (or deficit) of any entity accrued prior to the date it becomes a subsidiary of the Company or is merged into or consolidated with us or any of our subsidiaries, (b) the income (or deficit) of any entity (other than subsidiaries) in which we or our subsidiaries have an ownership interest, except to the extent such income is actually received by us or our subsidiaries through dividends or other distributions and (c) the undistributed earnings of any subsidiary (other than SGI) to the extent that the declaration or payment of dividends or similar distributions by such subsidiary is not at the time permitted by the terms of any contractual obligation (other than under the Credit Agreement or any related document) or requirement of law), plus, to the extent reflected as a charge in the statement of such consolidated net income for such period, the sum of (1) income tax expense, (2) interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with indebtedness, (3) depreciation and amortization expense, (4) amortization of intangibles (including goodwill) and organization costs, (5) certain earn-out payments, (6) extraordinary charges or losses determined in accordance with GAAP, (7) non-cash stock-based compensation expenses, (8) certain expenses, charges or losses resulting from certain investments in Peru not to exceed $3,000 (9) the non-cash portion of any nonrecurring write-offs or write-downs as required in accordance with GAAP and (10) any advisory fees and related expenses in connection with permitted acquisitions, and minus, to the extent included in the statement of such consolidated net income for such period, the sum of (i) interest income, (ii) any extraordinary income or gains determined in accordance with GAAP and (iii) any income or gains with respect to certain earn-out payments.

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

        We were in compliance with our covenants as of December 31, 2008.

        As of December 31, 2008, we had approximately $190,197 available for additional borrowing or letter of credit issuance under our Revolver. There were no borrowings and $59,803 in outstanding letters of credit under our Revolver as of December 31, 2008. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of the foregoing financial ratios.

2008 Notes

        The 2008 Notes bear interest at the rate of 7.875% per annum, which accrues from June 11, 2008 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2008. The 2008 Notes mature on June 15, 2016, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2008 Notes Indenture.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        SGI may redeem some or all of the 2008 Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the 2008 Notes, plus accrued and unpaid interest, if any, to the date of redemption and a "make whole" premium calculated as set forth in the 2008 Notes. SGI may redeem some or all of the 2008 Notes for cash at any time on or after June 15, 2012 at redemption prices equal to 103.938%, 101.969% and 100% of the principal amount thereof if redeemed during the 12-month periods commencing on June 15 of 2012, 2013, and 2014 and thereafter, respectively, plus, in each case, accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to June 15, 2011, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2008 Notes at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company. Additionally, if a holder of 2008 Notes is required to be licensed or found qualified under any applicable gaming laws or regulations and that holder does not become so licensed or found qualified or suitable, then SGI will have the right to, subject to certain notice provisions set forth in the 2008 Notes Indenture, (1) require that holder to dispose of all or a portion of those 2008 Notes or (2) redeem the 2008 Notes of that holder at a redemption price calculated as set forth in the Notes.

        Upon the occurrence of a change of control (as defined in the 2008 Notes Indenture), SGI must make an offer to purchase the 2008 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2008 Notes Indenture) and subject to the limitations contained in the 2008 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2008 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2008 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2008 Notes to be repurchased, plus accrued interest to the date of repurchase. SGI is not required to make any mandatory redemption or sinking fund payments with respect to the 2008 Notes.

        The 2008 Notes are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt, and rank senior to all of SGI's future debt that is expressly subordinated to the 2008 Notes. The 2008 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of our 100%-owned domestic subsidiaries (other than SGI) (see Note 20). The guarantees of the 2008 Notes are subordinated to all of the guarantors' existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2008 Notes. The 2008 Notes are structurally subordinated to all of the liabilities of the Company's non-guarantor subsidiaries.

        The 2008 Notes Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

2004 Notes

        The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes mature December 15, 2012 unless earlier redeemed or repurchased and are subject to the terms and conditions set forth in the indenture dated as of December 23, 2004 (the "2004 Notes Indenture") among the Company, as issuer, the Company's subsidiary guarantors party thereto and the trustee. The 2004 Notes are senior subordinated, unsecured obligations of the Company, ranking junior to all existing and future senior debt including obligations under the Credit Agreement. The 2004 Notes are guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20).

        The 2004 Notes are redeemable, at our option, at any time on or after December 15, 2008, in whole or in part, at repurchase prices equal to 103.125%, 101.563%, and 100% of the principal amount thereof if redeemed during the 12-month periods commencing on December 15 of years 2008, 2009, and 2010 and thereafter, respectively plus, in each case, accrued and unpaid interest, if any, to the date of redemption.

        Upon the occurrence of a change of control (as defined in the 2004 Notes Indenture), the Company must make an offer to purchase the 2004 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2004 Notes Indenture) and subject to the limitations contained in the 2004 Notes Indenture, the Company must make an offer to purchase certain amounts of the 2004 Notes using the net cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2004 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2004 Notes to be repurchased, plus accrued interest to the date of repurchase.

        The 2004 Notes Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

Convertible Debentures

        The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and bear interest at the rate of 0.50% per annum thereafter. Interest on the Convertible Debentures is payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures are convertible into cash and shares of our Class A common stock at a rate of 34.3643 shares per $1 principal amount of Convertible Debentures, which equates to a conversion price of approximately $29.10 per share of common stock subject to adjustment as provided in the indenture governing the Convertible Debentures. The Convertible Debentures contain a net settlement feature. This feature entitles holders of each $1 principal amount of Convertible Debentures being converted to receive cash up to $1 and shares for any excess conversion value determined in a manner provided in

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

the indenture governing the Convertible Debentures. Holders of the Convertible Debentures may convert the Convertible Debentures prior to stated maturity under the following circumstances:

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

        The Convertible Debentures are senior subordinated, unsecured obligations of our Company, ranking junior to all existing and future senior debt including obligations under the Credit Agreement. The Convertible Debentures are fully and unconditionally guaranteed on a senior subordinated basis by all of our 100%-owned U.S. subsidiaries (see Note 20). The Convertible Debentures will be redeemable, at our option, at any time on or after June 1, 2010, in whole or in part, at a redemption price equal to 100% of the principal amount. Holders of the Convertible Debentures have the right to require us to repurchase the Convertible Debentures, in whole or in part, at a redemption price equal to 100% of the principal amount on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the indenture governing the Convertible Debentures. The Convertible Debentures mature on December 1, 2024, unless earlier converted, redeemed or repurchased. The indenture governing the Convertible Debentures limits our ability, and the ability of our subsidiary guarantors, to effect a consolidation or merger, or sell, convey, transfer, or lease substantially all of our or their assets.

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

(8) Long-Term and Other Debt (Continued)

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

Other Debt

        Short-term debt includes approximately $37,530 of unsecured borrowings, denominated in Chinese Renminbi Yuan, from two banks in China. The borrowings have maturity dates of less than one year and interest rates ranging from 6.2% to 7.8%, which is 95% to 105% of the rate set by the People's Bank of China for similar type loans. The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings. Proceeds from the borrowings are being used to procure and install our terminal validation network in China.

(9) Leases

        At December 31, 2008, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2015. Future minimum lease payments required under our leasing arrangements at December 31, 2008 are approximately as follows: $19,700 in 2009; $16,400 in 2010; $13,600 in 2011; $12,900 in 2012; $10,900 in 2013; and $22,000 thereafter. Total rental expense under these operating leases was approximately $20,700, $20,200 and $17,800 in the years ended December 31, 2008, 2007 and 2006, respectively.

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

        We believe that the fair value of our fixed interest rate debt approximated $560,023 and $523,197 as of December 31, 2008 and 2007, respectively, based on reference to dealer markets. We believe that the fair value of our variable interest rate debt approximated $523,359 and $596,620 as of December 31, 2008 and 2007, respectively, based on reference to dealer markets.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan Chase Bank N.A. ("JPMorgan"). Under the Hedge, which is designated as a cash flow hedge in accordance with FAS 133, SGI will pay interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and will receive interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt. As of December 31, 2008, the Hedge was measured at fair value using Level 2 valuation techniques of the fair value hierarchy.

        We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt. Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap. The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the consolidated statement of operations. During the year ended December 31, 2008, we recorded a loss of approximately $4,901 in other comprehensive income (loss). There was no ineffective portion of the Hedge recorded in the consolidated statement of operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

(11) Stockholders' Equity

Preferred Stock

        As of December 31, 2008, we had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

Common Stock

        We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2008 and 2007, there were 700 shares of Class B common stock authorized and none outstanding. The following

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(11) Stockholders' Equity (Continued)

demonstrates the change in the number of Class A common shares outstanding during the fiscal years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Shares issued and outstanding as of beginning of period	93,414	91,628
Shares issued as part of equity-based compensation plans and the ESPP, net of RSUs surrendered	655	1,786
Other shares issued	—	10
Shares repurchased into treasury stock	(1,468)	(10)

Shares issued and outstanding as of end of period	92,601	93,414

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

Treasury Stock

        We have a stock repurchase program approved by our Board of Directors under which we are authorized to repurchase, from time to time in the open market through December 31, 2009, shares of our outstanding common stock in an aggregate amount up to $200,000. As of December 31, 2008, we have approximately $167,000 remaining for purchases under the program. Purchases are funded by cash flows from operations, borrowings, or a combination thereof. The timing and amount of purchases is determined by management based on evaluation of market conditions, share price and other factors. The stock repurchase program may be suspended or discontinued at any time. During fiscal 2008, we repurchased 1,468 shares at an aggregate cost of approximately $23,200. During fiscal 2007, no shares were repurchased as part of the repurchase program. During fiscal 2006, we repurchased approximately 324 shares at an aggregate cost of approximately $9,900.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation

        We offer stock-based compensation through the use of stock options, restrictive stock units ("RSUs"), and an Employee Stock Purchase Plan ("ESPP"). We grant stock options to employees and directors under our stock option plans at not less than the fair market value of the stock at the date of grant. The annual limitations and vesting of the stock option plan awards are determined at our discretion. Options granted over the last several years have generally been exercisable in five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in five equal installments beginning on the first anniversary of the date of grant. There are approximately 11,500 shares of common stock authorized for awards under our stock option and RSU plans, in addition to reserved shares from preexisting award plans and share options granted as part of inducement stock option awards, which generally are not authorized prior to being granted. As of December 31, 2008, we had approximately 2,383 shares available for grants of equity awards under our equity-based compensation plans, of which 1,320 shares were available for grants of RSUs.

        Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock's market value. Under an amendment to the ESPP adopted in 2006, the purchase price for offering periods beginning in 2007 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2008, 2007 and 2006, we issued a total of 50, 35, and 39 shares, respectively, of common stock at an average price of $19.12, $28.98 and $27.99 per share, respectively. As of December 31, 2008, we had approximately 656 shares of common stock available to be granted under the ESPP.

        We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2008 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2007	6,132	6.1	$20.13	$81,575
Granted	1,728		$23.55
Exercised	(296)		$13.93	$4,352
Canceled	(186)		$26.39

Options outstanding as of December 31, 2008	7,378	6.0	$21.03	$21,516

Options excercisable as of December 31, 2008	4,054	4.2	$16.37	$21,469

Options expected to vest after December 31, 2008	3,164	8.1	$26.45	$608

        The weighted-average grant date fair value of options granted during 2008, 2007 and 2006 was $10.36, $13.72 and $13.76, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2007 and 2006 was approximately $31,961 and $45,155, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2008	2007	2006
Assumptions:
Expected volatility	38%	32%	33%
Risk-free interest rate	3.3%	4.7%	5.1%
Dividend yield	—	—	—
Expected life (in years)	6	6	6

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

        For the years ended December 31, 2008, 2007 and 2006, we recognized stock-based compensation expense of approximately $15,500, $11,300 and $13,600, respectively, and the related tax benefit of approximately $5,282, $4,300 and $4,500, respectively, related to the vesting of stock options. At December 31, 2008, we had approximately $27,200 relating to non-vested stock option awards not yet recognized that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2008, we received approximately $4,118 in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled approximately $1,595 for the year ended December 31, 2008.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our stock-based compensation plans during 2008 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2007	1,222	$32.02
Granted	882	$24.55
Vested	(386)	$31.91
Canceled	(45)	$27.77

Non-vested units as of December 31, 2008	1,673	$28.30

        The weighted-average grant date fair value of RSUs granted during 2007 and 2006 was $33.72 and $31.46, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2008, 2007 and 2006, we recognized stock-based compensation expense of approximately $18,400, $13,900 and $8,100, respectively, and the related tax benefits of approximately $7,200, $5,300 and $3,200, respectively, related to the vesting of RSUs. At December 31, 2008, we had approximately $34,600 relating to non-vested RSUs not yet recognized that will be amortized over a weighted-average period of approximately two years. The fair value of RSUs vested during the years ended December 31, 2008, 2007 and 2006 was approximately $1,053, $12,500 and $5,080, respectively.

(13) Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.S.-based union employees and U.K.-based union employees (the "U.S. Plan" and the "U.K. Plan") and, with the acquisition of OGT, certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective tax authorities. We estimate that approximately $3,144 will be contributed to the pension plans in fiscal year 2009.

        Previous to fiscal year 2006, we had an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which was intended to provide supplemental retirement benefits for certain of our senior executives. In December 2005, we curtailed the SERP and participation and benefit accruals under the plan have ceased. We recorded a charge of $12,363 in the December 31, 2005 statement of operations for the curtailment of the SERP. The benefit distribution amounts were agreed upon for each participant and will continue to grow at a rate of 4% compounded annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, we made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies have been placed

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

in a rabbi trust, which will hold the policies and death benefits until they are received. The cash value of these policies was approximately $15,732 and $15,295 as of December 31, 2008 and 2007, respectively.

        In conjunction with the acquisition of OGT, we curtailed a nonqualified SERP (the "Canadian SERP"), which was intended to provide supplemental retirement benefits for certain of OGT's senior executives, and a nonqualified executive retirement plan ("Canadian Executive Plan"). Participation in the Canadian SERP and the Canadian Executive Plan has ceased and final benefit payments for these plans were made during 2008. The remaining Canadian plan consists solely of an employee pension plan. During 2007, we recorded an adjustment to goodwill of approximately $4,012 for the acquisition of the Canadian Plan, which includes an adjustment for the curtailment of the Canadian SERP and the Canadian Executive Plan.

        In selecting the discount rate for the defined benefit plans we consider fixed-income security yields, specifically AA-rated corporate bonds, as rated by Moody's Investor Service. The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost.

	U.S. Plan			U.K. Plan			Canadian Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rates:
Benefit obligation	6.25%	6.25%	6.00%	6.20%	5.55%	5.10%	7.50%	5.60%	N/A
Net periodic pension cost	6.25%	6.00%	5.50%	5.55%	5.10%	4.75%	5.60%	5.30%	N/A
Rate of compensation increase	0.00%	0.00%	0.00%	3.60%	3.45%	3.45%	3.25%	3.75%	N/A
Expected return on assets	6.00%	6.00%	6.00%	7.75%	8.00%	7.50%	7.00%	7.00%	N/A

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

(13) Pension and Other Post-Retirement Plans (Continued)

        The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our consolidated financial statements at our December 31 measurement dates:

	December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$116,944	$79,647
Acquired in business combinations	—	33,058
Service cost	2,237	2,789
Interest cost	4,244	4,445
Participant contributions	1,247	1,466
Curtailments	525	121
Actuarial gain	(17,435)	(2,852)
Benefits paid	(3,151)	(4,149)
Settlement payments	(1,842)	(3,973)
Other, principally foreign exchange	(21,699)	6,392

Benefit obligation at end of year	81,070	116,944

Change in plan assets:
Fair value of plan assets at beginning of year	81,514	45,989
Acquired in business combinations	—	29,136
Actual gain (loss) on plan assets	(11,328)	1,089
Employer contributions	3,280	4,086
Participant contribuitions	1,247	1,466
Benefits paid	(3,151)	(4,149)
Settlement payments	(1,842)
Other, principally foreign exchange	(18,089)	3,897

Fair value of assets at end of year	51,631	81,514

Amounts recognized in the consolidated balance sheets:
Funded status (current)	(9,761)	—
Funded status (noncurrent)	(19,678)	(35,430)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	7,667	13,154
Unrecognized prior service cost	389	433

Net amount recognized	$(21,383)	$(21,843)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following are the components of our net periodic pension cost:

	December 31,
	2008	2007	2006
Components of net periodic pension benefit cost:
Service cost	$2,237	$2,789	$1,695
Interest cost	4,244	4,445	2,509
Expected return on plan assets	(4,633)	(5,037)	(2,502)
Amortization of actuarial gains/losses	626	959	1,165
Curtailments	525
Canadian SERP termination loss	218	—	—
Net amortization and deferral	43	43	44

Net periodic cost	$3,260	$3,199	$2,911

        The accumulated benefit obligation for all defined benefit pension plans was $59,236 and $91,339 as of December 31, 2008 and 2007, respectively. The underfunded status of our post-retirement benefit plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2008, 2007 and 2006 was approximately $29,439, $35,430 and $33,658, respectively.

        The amounts included in accumulated other comprehensive income as of December 31, 2008 expected to be recognized as components of net periodic pension cost during the fiscal year ended December 31, 2009 are as follows:

Net gain or loss	$479
Net prior service cost	43

Net amount expected to be recognized	$522

        The asset allocation of the U.S. Plan as of December 31, 2008 and 2007, and the target allocation on a weighted-average basis for 2009, was 100% to a fixed fund account. The U.S. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding an investment in a fixed fund account, which guarantees a long-term fixed rate of return.

        The asset allocation of the U.K. Plan as of December 31, 2008 and 2007, and the target allocation on a weighted-average basis for 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
	2009	2008	2007
Equity securities	75%	72%	75%
Bonds	20%	24%	21%
Real estate	5%	4%	4%

	100%	100%	100%

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

        The asset allocation of the Canadian Plan as of December 31, 2008 and 2007, and the target allocation on a weighted-average basis for 2009, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of December 31,
	2009	2008	2007
Equity securities	65%	62%	68%
Debt securities	35%	32%	31%
Other short-term	0%	6%	1%

	100%	100%	100%

        The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S. Plan	U.K. Plan	Canadian Plan
2009	$87	$555	$856
2010	$124	$569	$845
2011	$199	$584	$820
2012	$604	$598	$806
2013	$330	$613	$796
2014–2018	$2,050	$3,283	$4,307

        We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement under which participants were eligible to receive matching contributions of 50 cents on the dollar from us for the first 6% of participant contributions for a match of up to 3% of eligible compensation. Effective February 28, 2009, we reduced the matching contributions to 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation. We have a 401(k) plan for U.S.-based union employees that does not provide for Company contributions. Contribution expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $2,244, $2,085 and $2,100, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense

        The components of income before income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
United States ("U.S.")	$(6,272)	$38,353	$47,714
Foreign	23,184	52,235	43,110

Consolidated income before income tax expense	$16,912	$90,588	$90,824

        The components of the provision for income taxes are as follows:

Current
U.S. Federal	$5,638	$12,004	$16,718
U.S. State	990	4,930	4,913
Foreign	12,409	8,883	8,008

Total	19,037	25,817	29,639

Deferred
U.S. Federal	(7,019)	(3,138)	(6,611)
U.S. State	(4,106)	(1,027)	(1,655)
Foreign	512	3,569	2,690

Total	(10,613)	(596)	(5,576)

Total income tax expense	$8,424	$25,221	$24,063

        The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:

Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	-20.80%	4.01%	2.34%
Federal benefit of R&D credits, net	-2.34%	-0.83%	-0.40%
Foreign earnings at lower rates than U.S. federal rate	23.80%	-6.79%	-4.04%
Federal expense (benefit) of U.S. permanent differences	40.11%	0.96%	-0.77%
Federal benefit of original issue discount amortization	-26.62%	-4.71%	-4.46%
Other	0.66%	0.20%	-1.18%

Effective income tax rate	49.81%	27.84%	26.49%

        The effective tax rate increased in 2008 to 49.81% from 27.8% in 2007. The increase in the 2008 effective tax rate resulted from the impairment charge related to the Mexico contract. The tax benefit of the Mexico loss is fully offset by a valuation allowance as the realizability of the deferred tax asset created by the impairment charge is uncertain.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

The deferred income tax balances are established using the enacted statutory tax rates and are adjusted for changes in such rates in the period of change.

	December 31,
	2008	2007
Deferred tax assets:
Inventory valuation	$6,305	$5,729
Reserves and other accrued expenses	15,747	10,255
Compensation not currently deductible	7,193	9,370
Employee pension benefit included in other comprehensive income	3,317	5,225
Unrealized losses included in other comprehensive income	49	—
Share based compensation	19,795	11,208
Net operationg loss carry forwards	57,724	33,593
Tax credit carry forwards	47,303	32,367
Differences in financial reporting and tax basis for Property and Equipment	14,116	—
Valuation allowance	(45,690)	(20,055)

Realizable deferred tax assets	125,859	87,692

Deferred tax liabilities:
Deferred costs and prepaid expenses	(1,230)	(790)
Unrealized gains included in other comprehensive income	—	(54)
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(39,440)	(35,913)
Property and equipment	—	(1,515)

Total deferred tax liabilities	(40,670)	(38,272)

Net deferred tax assets on balance sheet	85,189	49,420

Reported As:
Current deferred tax assets	14,360	15,929
Non-current deferred tax assets	104,638	85,152
Non-current deferred tax liabilities	(33,809)	(51,661)

Net deferred tax assets on the balance sheet	$85,189	$49,420

        At December 31, 2008, we had net operating loss carry forwards (tax-effected) for federal, state and foreign income tax purposes of $3,704, $2,496 and $51,524, respectively. If not utilized, the federal and state tax loss carry forward will expire through 2023. The use of our federal net operating loss carry forwards in any one year is limited due to prior year changes in ownership. The foreign tax losses can be carried forward for periods that vary from five years to indefinitely.

        We have foreign tax credit carry forwards of approximately $40,386 (which if unutilized will expire through 2018), research and development credit carry forwards of $3,904 (which if unutilized will expire

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

through 2023), minimum tax credit carry forwards of $2,079 (which can be carried forward indefinitely), and state tax credits of $934 (which if unutilized will expire through 2018).

        At December 31, 2008 and 2007, we established a valuation allowance of $45,690 and $20,055, respectively, against the deferred tax asset related to the foreign tax loss carry forwards where, based on available evidence, it is more likely than not that such assets will not be realized. The net increase in the valuation allowance for 2008 and 2007 was $25,635 and $11,783, respectively.

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

        Our income tax returns for the 2004, 2005 and 2006 tax years are currently under examination by the Internal Revenue Service. We do not expect that the results of this examination will have a material impact on our financial condition or results of operations.

        On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of approximately $1,376, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. Also as a result of the implementation of FIN 48, we recognized accrued interest related to unrecognized tax benefits of $120, which was accounted for as

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

a reduction to our accumulated earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
Balance at beginning of period	$13,226	$4,113
Tax Positions related to current year
Additions	$1,092	$1,625
Reductions	—	—
Additions for tax positions of prior years	4,245	7,655
Tax Positions related to prior years
Additions	—	—
Reductions	—	—
Reductions due to lapse of statute of limitations on tax positions	(313)	(167)
Settlements	—	—

Balance at end of period	$18,250	$13,226

        The total amount of unrecognized tax benefits as of December 31, 2008 was approximately $18,250. Of this amount, approximately $14,778, if recognized, would be included in our statement of operations and have an impact on our effective tax rate.

        We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2008 and 2007, we recognized approximately $733 and $595, respectively, in interest and penalties. We had approximately $1,588 and $855 for the payment of interest and penalties accrued at December 31, 2008, and 2007, respectively.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

(15) Business and Geographic Segments

        We report our operations in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our Printed Products Group provides instant lottery tickets and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with licensed brand products and includes prepaid phone cards for cellular phone service providers. Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. Its business includes the supply of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products. Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry. The product offerings include server-based gaming machines (including

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), VLTs, monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C AWP and SWP terminals.

        The following tables represent revenues, profits, depreciation, amortization, capital expenditures and assets for the years ended December 31, 2008, 2007 and 2006, respectively, by current reportable segments. Corporate expenses, including interest expense, other (income) expenses, and corporate depreciation and amortization, are not allocated to the reportable segments.

	Year Ended December 31, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$548,308	236,022	215,642	999,972
Sales revenues	31,943	62,708	24,206	118,857

Total revenues	580,251	298,730	239,848	1,118,829

Cost of services (exclusive of depreciation and amortization)	331,501	132,335	130,949	594,785
Cost of sales (exclusive of depreciation and amortization)	20,177	54,254	11,425	85,856
Selling, general and administrative expenses	59,336	33,634	25,923	118,893
Employee termination costs	7,213	2,576	1,152	10,941
Depreciation and amortization	43,091	125,764	45,575	214,430

Segment operating income	118,933	(49,833)	24,824	93,924

Unallocated corporate costs				69,533
Corporate employee termination costs				2,754

Consolidated operating income				21,637

Assets at December 31, 2008	$990,182	652,852	502,501	2,145,535

Unallocated assets at December 31, 2008				37,697

Consolidated assets at December 31, 2008				2,183,232

Capital and wagering systems expenditures	$25,094	107,686	50,860	183,640

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Total
Service revenues	$498,179	216,326	207,910	922,415
Sales revenues	38,967	48,747	36,575	124,289

Total revenues	537,146	265,073	244,485	1,046,704

Cost of services (exclusive of depreciation and amortization)	283,924	114,200	123,309	521,433
Cost of sales (exclusive of depreciation and amortization)	32,549	27,045	30,753	90,347
Selling, general and administrative expenses	62,027	28,376	20,353	110,756
Employee termination costs	3,642	—	—	3,642
Depreciation and amortization	66,966	62,224	30,302	159,492

Segment operating income	88,038	33,228	39,768	161,034

Unallocated corporate costs				55,198

Consolidated operating income				105,836

Assets at December 31, 2007	$898,698	545,510	535,458	1,979,666

Unallocated assets at December 31, 2007				120,373

Consolidated assets at December 31, 2007				2,100,039

Capital and wagering systems expenditures	$36,478	30,840	116,342	183,660

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2006
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Total
Service revenues	$388,841	205,721	197,242	791,804
Sales revenues	50,769	49,723	4,934	105,426

Total revenues	439,610	255,444	202,176	897,230

Cost of services (exclusive of depreciation and amortization)	199,006	114,701	118,306	432,013
Cost of sales (exclusive of depreciation and amortization)	40,027	33,497	4,410	77,934
Selling, general and administrative expenses	48,937	30,663	16,832	96,432
Employee termination costs	2,488	3,908	783	7,179
Depreciation and amortization	25,203	48,423	31,410	105,036

Segment operating income	$123,949	24,252	30,435	178,636

Unallocated corporate costs				$47,643
Corporate employee severance costs				5,443

Consolidating operating income				$125,550

Assets at December 31, 2006	$669,605	535,958	420,562	1,626,125

Unallocated assets at December 31, 2006				$133,485

Consolidated assets at December 31, 2006				$1,759,610

Capital and wagering systems expenditures	$14,513	91,066	36,265	141,844

        In evaluating financial performance, we focus on segment operating income as a segment's measure of profit or loss. Segment operating income is before investment income, interest expense, equity in net (income) loss in joint ventures, unallocated corporate costs and income taxes. Certain coporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Providing information on the revenues from external customers for each product and service is impractical.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period.

	Years Ended December 31,
	2008	2007	2006
Reported segment operating income	$93,924	$161,034	$178,636
Unallocated corporate costs	(69,533)	(55,198)	(47,643)
Corporate employee termination costs	(2,754)	—	(5,443)

Consolidating operating income	21,637	105,836	125,550
Interest expense	(65,026)	(58,550)	(43,393)
Other income	4,691	2,050	767
Equity in income of joint venture	58,570	41,252	7,900
Early extinguishment of debt	(2,960)	—	—

Income before income tax expense	$16,912	$90,588	$90,824

        Sales to foreign customers amounted to approximately $92,000, $48,000 and $42,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The following represents the service and sales revenue and long-lived assets by geographic segment:

	Years Ended December 31,
	2008	2007	2006
Geographic Segments
Service and Sales Revenue:
United States	$561,088	$581,577	$559,175
North America, other than United States	61,266	51,298	21,344
Europe	364,207	330,138	261,207
Other	132,268	83,691	55,504

	$1,118,829	$1,046,704	$897,230

	As of December 31,
	2008	2007
Long-lived assets (excluding identifiable intangibles):
United States	$319,161	$307,344
North America, other than United States	33,418	28,865
Europe	154,706	146,141
Other	68,194	79,274

	$575,479	$561,624

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures

Consorzio Lotterie Nazionali

        We are a member of Consorzio Lotterie Nazionali ("CLN"), a consortium consisting principally of our Company, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a signed contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery (the "Concession"). The Concession commenced in mid-2004 and has an initial term of six years with a six-year extension option at the option of the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of the Concession, including any renewal term. We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations. We account for this investment using the equity method of accounting. For the years ended December 31, 2008, 2007 and 2006, we recorded income of approximately $51,700, $37,655 and $8,266, respectively, representing our share of equity in the earnings of CLN. As of December 31, 2008, all but approximately $23,000 in earnings remained undistributed. We recognized revenue from the sale of instant tickets to CLN of approximately $60,161, $59,362 and $37,167 during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, respectively, we had approximately $28,673 and $37,408 in accounts receivable from CLN in our Consolidated Balance Sheets. The following represents summary financial information for the consortium:

	Years Ended December 31,
	2008	2007	2006
Revenues	$491,586	$405,642	$184,201
Costs of revenues and operating expenses	$212,714	$196,392	$135,824
Operating income	$262,649	$201,628	$43,828
Net income	$177,875	$129,143	$43,812

	As of December 31,
	2008	2007
Current assets	$696,558	$647,907
Noncurrent assets	$8,340	$10,247
Current liabilities	$512,528	$489,026
Noncurrent liabilities	$1,092	$1,254

Guard Libang

        On November 15, 2007, we acquired a 50% interest in the ownership of Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services in China for approximately $28,000. Our interest in Guard Libang is accounted for using the equity method of accounting. From the date of acquisition, our share in the earnings of Guard Libang is reflected in the caption "Equity in net income of joint ventures" in the Consolidated Statements of Operations. Our carrying value of Guard Libang is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the years ended December 31, 2008 and 2007, we recorded income of approximately $3,433 and $290, respectively, representing our share of equity in the earnings of

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures (Continued)

Guard Libang from the date of acquisition. These amounts remained undistributed as of December 31, 2008.

Roberts Communications Network, LLC

        On February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. Since the date of acquisition, our share of the earnings of RCN is reflected in the caption "Equity in net income of joint ventures" in the Consolidated Statements of Operations. Our carrying value in RCN is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. The interest in RCN is not material to our operations. For the years ended December 31, 2008 and 2007, we recorded income of $3,923 and $3,330, respectively, representing our share of equity in the earnings of RCN. As of December 31, 2008, all but approximately $4,736 in earnings remained undistributed.

CSG Lottery Technology (Beijing) Co. Ltd.

        On October 12, 2007 we invested $7,350 for a 49% interest in CSG Lottery Technology (Beijing) Co., Ltd. ("CSG"). CSG has established an instant ticket manufacturing facility that is expected to produce instant lottery tickets for sale to the China Sports Lottery for a 15-year period beginning in 2009. Our interest in CSG is accounted for using the equity method of accounting. Our carrying value of CSG is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the year ended December 31, 2008, we recorded a loss of $428 representing our share of equity in the earnings of CSG. For the year ended December 31, 2007, CSG had no earnings or losses.

Shandong Inspur Scientific Games Technology, Ltd

        On April 16, 2007 we invested approximately $750 to establish Shandong Inspur Scientific Games Technology, Ltd. ("SIST"). Through our joint venture with SIST, we began providing cooperative services support in the Shangdong Province of China beginning in the first half of 2008. Our interest in SIST is accounted for using the equity method of accounting. Our carrying value of SIST is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the year ended December 31, 2008, we recorded a loss of $58 representing our share of equity in the earnings of SIST. For the year ended December 31, 2007, SIST had no earnings or losses.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(17) Accumulated Other Comprehensive Income

        The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities (1)	Derivative Financial Instruments	Minimum Pension Liability (2)	Unrecognized actuarial gains/losses and unrecognized prior service cost (2)	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$7,077	103	—	(4,131)	—	3,049
Adoption of SFAS 158	—	—	—	—	(2,431)	(2,431)
Change during period	38,235	(484)	—	(2,478)	—	35,273

Balance at December 31, 2006	$45,312	(381)	—	(6,609)	(2,431)	35,891

Change during period	24,634	497	—	—	(1,478)	23,653
Reclassified into operations	—	—	—	—	954	954
Balance at December 31, 2007	$69,946	116	—	(6,609)	(2,955)	60,498

Change during period	(107,758)	(5)	(4,901)	—	4,908	(107,756)
Reclassified into operations	—	—	—	—	(1,668)	(1,668)

Balance at December 31, 2008	$(37,812)	111	(4,901)	(6,609)	285	(48,926)

(1)
The change during the period is net of income taxes of approximately $3, $348 and $(320) in 2008, 2007 and 2006, respectively.

(2)
The change during the period, including the impact of adoption of SFAS 158 in 2006, is net of income taxes of approximately $1,289, $55 and $(2,007) in 2008, 2007 and 2006, respectively. The amount reclassified into operations was net of income taxes of approximately $(780) and $47 in 2008 and 2007, respectively.

(18) Litigation

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agency, "Ecosalud"), an agency of the Colombian government. The contract provided a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4,000 surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(18) Litigation (Continued)

province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.

        On July 1, 1993, Ecosalud declared that the contract was in default and asserted various claims against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Tribunal Contencioso of Cundinamarca in Colombia. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, this lawsuit will be heard in due course on its merits by the Tribunal and an appeal stage will be available.

        SGI believes it has various defenses on the merits against Ecosalud's claims. SGI also has certain cross indemnities and undertakings from the two other shareholders of Wintech for their respective shares of any liability to Ecosalud. No assurance can be given that the other shareholders of Wintech will, or have sufficient assets to, honor their indemnity undertakings to SGI when the claims by Ecosalud against SGI and Wintech are finally resolved, in the event such claims result in any final liability. Although we believe that any potential losses arising from these claims will not result in a material adverse effect on our consolidated financial position or results of operations, it is not feasible to predict the final outcome, and there can be no assurance that these claims might not be finally resolved adversely to us or result in material liability.

        On June 15, 2007, the Seattle Washington Regional Office of the Federal Trade Commission ("FTC") informed us that it was investigating our May 1, 2007 acquisition of OGT and that it was requesting our voluntary cooperation in that investigation. We were subsequently informed on November 2, 2007 that the FTC had issued formal process in that matter, in which we fully cooperated. On January 27, 2009, the FTC closed its investigation without further action.

        On July 3, 2008, Scientific Games Racing ("SGR"), our subsidiary that supplies tote systems to racetracks in California and elsewhere, finalized a settlement of a regulatory inquiry by the California Horse Racing Board (the "CHRB") into a software glitch affecting a type of wager known as "Quick Pick" offered on certain of SGR's pari-mutuel wagering terminals. As part of the settlement, SGR reimbursed the CHRB $50 for the costs of its investigation and agreed to make a voluntary payment of $150 to racing related charities.

        Subsequently, purported class action lawsuits relating to the Quick Pick matter were filed against us, SGR and SGI. Angel Romero filed one suit on behalf of himself and a class of similarly situated individuals in Superior Court of Los Angeles on June 2, 2008. On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought suit in the Central District of California . On October 22, 2008, the plaintiff in the Romero lawsuit moved to dismiss the complaint, which motion was granted on October 23, 2008. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The plaintiff has appealed this ruling.

        Since December 13, 2005, we have had a contract with a lottery operator in Mexico to supply an online lottery system, software and related services. In late 2008, we entered into discussions with our lottery operator customer and its parent company to asses our strategic options with a view to

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(18) Litigation (Continued)

potentially restructuring our arrangement. Litigation between the parties commenced in January 2009 and discussions resumed in late February 2009. Effective February 25, 2009, the parties entered into a comprehensive agreement to end all litigation and terminate the contract in an orderly manner on or before October 1, 2009, in light of a change in economic circumstances including changes in the Mexican tax structure relating to lotteries. As part of the agreement, the system, terminals and communications equipment will revert to the Company for potential later use. Accordingly, we have recorded a charge for anticipated losses during the shut-down period and a charge to write off our investment in this contract to expected net realizable value.

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and foreign subsidiaries. SGI's obligations under the Credit Agreement and the 2008 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and our 100%-owned domestic subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

        Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2008 and December 31, 2007 and for the years ended December 31, 2008, 2007 and 2006. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

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

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,948	204	—	79,016	(1,529)	140,639
Accounts receivable, net	—	85,395	45,032	82,060	—	212,487
Inventories	—	28,877	16,909	30,010	(425)	75,371
Other current assets	27,063	19,403	7,337	29,478	—	83,281
Property and equipment, net	2,294	185,560	133,024	255,201	(600)	575,479
Investment in subsidiaries	421,781	278,500	2,264	(931)	(701,614)	—
Goodwill	—	273,656	74,453	309,102	—	657,211
Intangible assets	—	44,774	61,036	15,136	—	120,946
Intercompany balances	562,105	—	—	—	(562,105)	—
Other assets	46,045	165,601	15,042	97,230	(6,100)	317,818

Total assets	$1,122,236	1,081,970	355,097	896,302	(1,272,373)	2,183,232

Liabilities and stockholders' equity
Current installments of long-term debt	$—	5,500	—	37,884	—	43,384
Current liabilities	24,537	49,065	48,699	96,534	(1,535)	217,300
Long-term debt, excluding current installments	473,782	740,375	—	2,107	—	1,216,264
Other non-current liabilities	47,490	9,971	16,821	55,569	6	129,857
Intercompany balances	—	239,744	96,393	225,966	(562,103)	—
Stockholders' equity	576,427	37,315	193,184	478,242	(708,741)	576,427

Total liabilities and stockholders' equity	$1,122,236	1,081,970	355,097	896,302	(1,272,373)	2,183,232

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$955	(119)	(268)	28,835	—	29,403
Accounts receivable, net	—	87,154	57,000	58,920	—	203,074
Inventories	—	45,717	6,917	27,086	(425)	79,295
Other current assets	30,940	8,193	6,345	27,357	—	72,835
Property and equipment, net	5,014	174,755	142,871	252,854	(600)	574,894
Investment in subsidiaries	724,263	308,079	2,264	214,825	(1,249,431)	—
Goodwill	(162)	295,875	49,557	371,586	—	716,856
Intangible assets	—	49,878	53,995	29,157	—	133,030
Other assets	96,477	77,458	21,692	101,126	(6,101)	290,652

Total assets	$857,487	1,046,990	340,373	1,111,746	(1,256,557)	2,100,039

Liabilities and stockholders' equity
Current installments of long-term debt	$4,500	—	—	442	—	4,942
Current liabilities	32,916	34,438	54,652	90,464	102	212,572
Long-term debt, excluding current installments	1,071,282	—	—	1,343	—	1,072,625
Other non-current liabilities	56,087	30,111	17,423	45,058	6	148,685
Intercompany balances	(968,513)	815,678	(57,647)	210,482	—	—
Stockholders' equity	661,215	166,763	325,945	763,957	(1,256,665)	661,215

Total liabilities and stockholders' equity	$857,487	1,046,990	340,373	1,111,746	(1,256,557)	2,100,039

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	505,064	150,269	467,725	(4,229)	1,118,829
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	53,035	351,716	280,092	(4,202)	680,641
Selling, general and administrative expenses	61,360	60,832	16,368	45,719	(66)	184,213
Employee termination costs	2,754	1,519	1,320	8,102	—	13,695
Depreciation and amortization	4,213	83,437	34,093	96,900	—	218,643

Operating income	(68,327)	306,241	(253,228)	36,912	39	21,637
Interest expense	33,457	27,979	89	3,501	—	65,026
Other income	(120,110)	299,717	(263,093)	23,146	39	(60,301)

Income (loss) before equity in income of subsidiaries, and income taxes	18,326	(21,455)	9,776	10,265	—	16,912
Equity in income (loss) of subsidiaries	(20,397)	106,186	—	—	(85,789)	—
Income tax expense	(10,559)	9,304	371	9,308	—	8,424

Net income	$8,488	75,427	9,405	957	(85,789)	8,488

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	458,054	197,512	396,988	(5,850)	1,046,704
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	273,198	92,302	251,967	(5,687)	611,780
Selling, general and administrative expenses	53,783	54,376	19,346	37,699	(124)	165,080
Employee termination costs	—	—	—	3,642	—	3,642
Depreciation and amortization	875	56,435	27,889	75,167	—	160,366

Operating income (loss)	(54,658)	74,045	57,975	28,513	(39)	105,836
Interest expense	57,553	661	78	258	—	58,550
Other (income) deductions	(195,553)	91,935	86,937	(26,582)	(39)	(43,302)

Income (loss) before equity in income of subsidiaries, and income taxes	83,342	(18,551)	(29,040)	54,837	—	90,588
Equity in income of subsidiaries	5,177	16,344	—	—	(21,521)	—
Income tax expense	23,152	49	167	1,853	—	25,221

Net income (loss)	$65,367	(2,256)	(29,207)	52,984	(21,521)	65,367

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	434,341	171,612	310,846	(19,569)	897,230
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	218,398	107,957	203,385	(19,793)	509,947
Selling, general and administrative expenses	3,108	60,184	51,865	27,758	190	143,105
Employee termination costs	—	—	12,622	—	—	12,622
Depreciation and amortization	—	49,318	24,405	32,283	—	106,006

Operating income (loss)	(3,108)	106,441	(25,237)	47,420	34	125,550
Interest expense	41,266	802	740	585	—	43,393
Other (income) deductions	(71,012)	51,975	3,840	5,899	631	(8,667)

Income (loss) before equity in income of subsidiaries, and income taxes	26,638	53,664	(29,817)	40,936	(597)	90,824
Equity in income of subsidiaries	52,065	12,795	—	—	(64,860)	—
Income tax expense	11,942	664	760	10,697	—	24,063

Net income (loss)	$66,761	65,795	(30,577)	30,239	(65,457)	66,761

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$8,488	75,426	9,405	960	(85,791)	8,488
Depreciation and amortization	4,213	83,437	34,093	96,900	—	218,643
Change in deferred income taxes	(12,879)	(17,422)	17,256	(3,719)	—	(16,764)
Equity in income of subsidiaries	20,396	(106,187)	—	—	85,791	—
Non-cash interest expense	3,203	1,431	—	—	—	4,634
Gain or loss from asset disposal	—	141	—	553	—	694
Undistributed earnings from affiliates	—	(51,700)	(3,923)	(2,947)	—	(58,570)
Stock-based compensation	34,122	—	—	—	—	34,122
Early extinguishment of debt	2,960	—	—	—	—	2,960
Changes in working capital and other	(6,897)	37,323	8,698	(24,833)	—	14,291

Net cash provided by (used in) operating activities	53,606	22,449	65,529	66,914	—	208,498

Cash flows from investing activities:
Capital and wagering systems expenditures	(709)	(75,913)	(6,021)	(100,997)	—	(183,640)
Investments in subsidiaries	179,438	10,602	—	931	(190,971)	—
Investment in joint venture	—	—	—	5,605	—	5,605
Business acquisitions, net of cash acquired	—	—	(7,098)	(1,011)	—	(8,109)
Other assets and investments	(11,192)	(2,875)	(14,380)	(22,163)	—	(50,610)

Net cash used in investing activities	167,537	(68,186)	(27,499)	(117,635)	(190,971)	(236,754)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(602,000)	745,867	—	37,503	—	181,370
Excess tax benefit from equity-based compensation plans	(104)	—	—	238	—	134
Payments of financing fees	—	(15,226)	—	—	—	(15,226)
Net proceeds from stock issue	(5,022)	(32,904)	(169,891)	25,407	185,720	3,310
Purchase of teasury stock	(23,144)	—	—	—	—	(23,144)
Other, principally intercompany balances	471,121	(651,677)	130,601	44,704	5,251	—

Net cash provided by (used in) financing activities	(159,149)	46,060	(39,290)	107,852	190,971	146,444

Effect of exchange rate changes on cash	—	—	—	(6,952)	—	(6,952)

Increase (decrease) in cash and cash equivalents	61,994	323	(1,260)	50,179	—	111,236
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403

Cash and cash equivalents, end of year	$62,949	204	(1,528)	79,014	—	140,639

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$65,367	(2,256)	(29,207)	52,984	(21,521)	65,367
Depreciation and amortization	874	56,436	27,889	75,167	—	160,366
Change in deferred income taxes	(4,024)	(1,698)	8,064	(9,566)	—	(7,224)
Equity in income of subsidiaries	(5,177)	(16,344)	—	—	21,521	—
Non-cash interest expense	4,299	—	65	—	—	4,364
Undistributed earnings from affiliates	—	(37,632)	(3,330)	(290)	—	(41,252)
Stock-based compensation	5,708	360	19,065	179	—	25,312
Changes in working capital and other	18,709	(31,419)	1,632	(3,614)	—	(14,692)

Net cash provided by (used in) operating activities	85,756	(32,553)	24,178	114,860	—	192,241

Cash flows from investing activities:
Capital and wagering systems expenditures	(6,300)	12,760	(75,350)	(114,792)	22	(183,660)
Business acquisitions, net of cash acquired	—	—	(62,824)	(57,230)	—	(120,054)
Other assets and investments	(6,031)	44,803	(5,680)	(148,161)	40,359	(74,710)

Net cash used in investing activities	(12,331)	57,563	(143,854)	(320,183)	40,381	(378,424)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	161,282	—	—	(182)	—	161,100
Excess tax benefit from equity-based compensation plans	10,569	—	—	—	—	10,569
Payments of financing fees	(790)	—	—	—	—	(790)
Net proceeds from stock issue	14,699	(238,010)	194,866	86,727	(43,125)	15,157
Other, principally intercompany balances	(259,903)	214,546	(79,541)	121,716	3,182	—

Net cash provided by (used in) financing activities	(74,143)	(23,464)	115,325	208,261	(39,943)	186,036

Effect of exchange rate changes on cash	1,673	21	(1,675)	2,178	(438)	1,759

Increase (decrease) in cash and cash equivalents	955	1,567	(6,026)	5,116	—	1,612
Cash and cash equivalents, beginning of period	—	(1,686)	5,758	23,719	—	27,791

Cash and cash equivalents, end of year	$955	(119)	(268)	28,835	—	29,403

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$66,761	65,795	(30,577)	30,239	(65,457)	66,761
Depreciation and amortization	—	49,318	24,405	32,283	—	106,006
Change in deferred income taxes	(24,270)	13,118	(1,887)	4,073	—	(8,966)
Equity in income of subsidiaries	(52,065)	(12,795)	—	—	64,860	—
Non-cash interest expense	3,922	—	—	—	—	3,922
Undistributed earnings from affiliates	—	(8,105)	—	205	—	(7,900)
Stock-based compensation	—	2,461	18,636	603	—	21,700
Changes in working capital and other	(260)	(45,505)	4,044	(8,552)	(53)	(50,326)

Net cash provided by (used in) operating activities	(5,912)	64,287	14,621	58,851	(650)	131,197

Cash flows from investing activities:
Capital and wagering systems expenditures	—	(53,959)	(26,611)	(61,274)	—	(141,844)
Business acquisitions, net of cash acquired	—	(2,741)	(11,980)	(282,207)	—	(296,928)
Other assets and investments	(302,769)	(29,657)	(27,945)	(152,653)	448,620	(64,404)

Net cash used in investing activities	(302,769)	(86,357)	(66,536)	(496,134)	448,620	(503,176)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	340,500	—	—	(4,945)	—	335,555
Excess tax benefit from equity-based compensation plans	13,013	—	—	492	—	13,505
Payments of financing fees	(1,119)	—	—	—	—	(1,119)
Net proceeds from stock issue	16,111	2,742	931	445,234	(447,955)	17,063
Purchases of treasury stock	(9,822)	—	—	—	—	(9,822)
Other, principally intercompany balances	(50,002)	16,259	43,152	(86,057)	76,648	—

Net cash provided by (used in) financing activities	308,681	19,001	44,083	354,724	(371,307)	355,182

Effect of exchange rate changes on cash	—	—	(602)	82,911	(76,663)	5,646

Increase (decrease) in cash and cash equivalents	—	(3,069)	(8,434)	352	—	(11,151)
Cash and cash equivalents, beginning of period	—	1,383	14,192	23,367	—	38,942

Cash and cash equivalents, end of year	$—	(1,686)	5,758	23,719	—	27,791

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2008
	March 31 (a)	June 30 (b)	September 30	December 31 (c)
Total operating revenues	$257,007	$305,969	$291,935	$263,918
Total cost of services and sales	147,222	182,243	174,737	176,439
Selling, general and administrative expenses	47,016	49,050	41,937	46,210
Employee termination costs	2,772	—	—	10,923
Depreciation and amortization	34,504	35,108	36,487	112,544
Operating income (loss)	25,493	39,568	38,774	(82,198)
Net income (loss) available to common stockholders	$19,907	$28,996	$25,410	$(65,825)
Basic and diluted earnings per share:
Basic net income (loss) available to common shareholders	$0.21	$0.31	$0.27	$(0.71)

Diluted net income (loss) available to common shareholders	$0.21	$0.31	$0.27	$(0.71)

Weighted average number of shares used in per share calculations:
Basic shares	93,314	92,645	92,841	92,704

Diluted shares	94,718	94,420	94,626	92,704

(a)
Includes approximately $2,800 of employee termination costs as a result of cost reduction initiatives. Includes a charge of approximately $1,800 as a result of the Global Draw earn-out.

(b)
Includes early extinguishment of long-term debt of $2,960 reflecting the write-off of unamortized deferred financing fees related to the Company's 2004 Credit Agreement, which was terminated and replaced with the Credit Agreement. See Note 8 (Long-Term and Other Debt) for more information regarding the Credit Agreement. Includes a charge of approximately $1,700 as a result of the Global Draw earn-out.

(c)
Includes approximately $10,900 of employee termination costs as a result of cost reduction initiatives. Depreciation and amortization includes approximately $76,200 in impairment charges primarily related to the impairment of certain hardware and software assets in the Printed Products Group ($6,400), the Lottery Systems Group, $(64,100), the Diversified Gaming Group ($2,600) and from our corporate headquarters ($3,100) as a result of certain underperforming Lottery Systems contracts in Mexico and Oklahoma and the write-off of other obsolete hardware. Cost of Service includes contract loss accruals on Lottery Systems contracts in Mexico ($4,400) and Oklahoma ($3,400). Selling, general and administrative expense includes a charge of approximately $930 as a result of the Global Draw earn-out.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited (Continued)

	Quarter Ended 2007
	March 31	June 30	September 30 (c)	December 31 (d)
Total operating revenues	$242,266	$269,577	$266,900	$267,961
Total cost of services and sales	139,232	156,154	157,809	158,585
Selling, general and administrative expenses	39,145	40,495	43,738	41,702
Employee termination costs	—	—	—	3,642
Depreciation and amortization	29,078	32,256	61,266	37,766
Operating income	34,811	40,672	4,087	26,266
Net income available to common stockholders	$24,759	$27,107	$(2,878)	$16,379
Basic and diluted earnings per share:
Basic net income available to common shareholders	$0.27	$0.29	$(0.03)	$0.18

Diluted net income available to common shareholders	$0.26	$0.28	$(0.03)	$0.17

Weighted average number of shares used in per share calculations:
Basic shares	91,993	92,581	92,737	92,939

Diluted shares	95,288	96,280	92,737	96,783

(c)
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

(d)
During the fourth quarter 2007, we entered into an agreement to sell our interest in the lottery business in Peru (which sale closed in January 2008) and recorded charges of approximately $2,800 in business and legal costs related to the sale, which are included in selling, general and administrative expenses. In addition, during the fourth quarter 2007, we included in employee termination costs charges of approximately $3,600 related to a reduction in force that occurred in Germany and income of approximately $3,900 related to the reversal of an EssNet warranty reserve.

(21) Recently Issued Accounting Standards

        In May 2008, the FASB issued FASB Staff Position ("FSP") No. Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(21) Recently Issued Accounting Standards (Continued)

APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. We adopted FSP APB 14-1 on January 1, 2009. The impact of adoption was an adjustment to accumulated earnings of approximately $15.7 million representing the cumulative effect of a change in accounting principle as of January 1, 2007 and a remaining debt discount of approximately $18.1 million on our Consolidated Balance Sheet as of January 1, 2009. In addition we will report additional interest expense of approximately $12.8 million in our Consolidated Statement of Operations for 2007, 2008 and 2009.

 SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions (1)	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$9,184	1,841	—	4,560	6,465
Year ended December 31, 2007
Allowance for doubtful accounts	$6,682	4,772	—	2,270	9,184
Year ended December 31, 2006
Allowance for doubtful accounts	$6,149	3,185	—	2,652	6,682

(1)
Amounts written off.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

        Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	(in thousands, except for per share amounts)
Equity compensation plans approved by security holders (1)	8,659,343	$20.60	2,969,648
Equity compensation plans not approved by security holders (2)	757,430	$25.44	69,157

Total	9,416,773	$21.09	3,038,805

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

(3)
The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of restricted stock units which have no exercise price. At December 31, 2008, there were a total of 1,672,996 shares subject to restricted stock units which were granted under the 2003 Incentive Compensation Plan, including approximately 326,062 vested restricted stock units that are subject to a deferral arrangement.

        Inducement Stock Options.    At December 31, 2008, approximately 661,000 options granted during 2003 and 2005 under employment inducement award agreements to newly hired employees remained outstanding. The options were granted at exercise prices ranging from $5.88 to $29.18 per share and each such option has a ten-year term and becomes exercisable in four or five equal annual installments, on each of the first four or five anniversaries of the date of grant.

        The 1995 Equity Incentive Plan.    The 1995 Equity Incentive Plan (the "1995 Plan"), which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2008, approximately 57,000 shares were subject to outstanding awards under the 1995 Plan and approximately 69,000 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee's authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and we have no further obligation with respect to any outstanding award.

        Hasbro Warrants.    On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement we issued warrants to Hasbro to purchase 40,000 shares of our common stock at a purchase price of $32.98 per share. The warrants may be exercised at any time before February 28, 2012.

        The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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
4.1
Indenture, dated as of December 23, 2004, among the Company, as issuer, the subsidiary guarantors party thereto, and Wells Fargo, National Association, as trustee, relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.2
Registration Rights Agreement, dated December 23, 2004, among the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the "2005 S-4")).
4.3	Form of 6.25% Senior Subordinated Note (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-4).
4.4
Indenture, dated as of December 23, 2004, among the Company, as issuer, the subsidiary guarantors party thereto, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
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
4.6	Form of 0.75% Convertible Senior Subordinated Debenture (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-3).

Exhibit Number	Description
4.7	International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between JPMorgan Chase Bank, National Association, and the Company with respect to Warrants (the "JPMorgan Confirmation") (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 30, 2004).
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
4.11
Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.12
Registration Rights Agreement, dated June 11, 2008, by and among Scientific Games International, Inc., the Company, the subsidiary guarantors listed therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives for the initial purchasers listed therein, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.13
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).
10.1
Credit Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and UBS Securities LLC, as co-syndication agents, and ING Capital LLC and Bank of Tokyo—Mitsubishi UFJ Trust Company, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8 K filed on June 13, 2008).
10.2
Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, as a guarantor, and each other subsidiary of the Company listed on the signature pages thereto, as additional guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).

Exhibit Number	Description
10.3	Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
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
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 13, 2008).*
10.14
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009).*(†)

Exhibit Number	Description
10.15	Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009).*(†)
10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.17
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.18
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.19
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.20
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008.*(†)
10.21
Employment Agreement dated as of May 1, 2008 by and between the Company and Joseph R. Wright (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.22	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008.*(†)
10.23
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.24
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.25
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

Exhibit Number	Description
10.26	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008.*(†)
10.27
Employment Agreement dated as of November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*
10.28
Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird (effective as of January 1, 2006), which amended Mr. Laird's Employment Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.29
Letter Agreement dated as of October 7, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006.*(†)
10.30
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 7, 2008.*(†)
10.31
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.32	Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006.*(†)
10.33
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008.*(†)
10.34	Superseding Employment, Separation, Non-Competition and General Release Agreement dated as of March 5, 2009 by and between the Company and Sally L. Conkright (executed on January 14, 2009).*(†)
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.36	Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006.*(†)
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008.*(†)

Exhibit Number	Description
10.38	Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.39
Amendment to Superseding Employment, Separation and General Release Agreement dated as of December 30, 2008 by and between the Company and William J. Huntley, which amended Mr. Huntley's Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008.*(†)
10.40
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.41
Letter Agreement dated as of August 5, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2008).*
10.42
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of August 5, 2008.*(†)
10.43
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.44
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.45
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006.*(†)
10.46
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008.*(†)
10.47	Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs.*(†)
10.48
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

Exhibit Number	Description
10.49	Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
12	Computation of Ratio of Earnings to Fixed Charges.(†)
21	List of Subsidiaries.(†)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
99.2	Financial Statements of Consorzio Lotterie Nazionali.(†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2009	SCIENTIFIC GAMES CORPORATION
/s/ JOSEPH R. WRIGHT
Joseph R. Wright Chief Executive Officer and Vice Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009.

Signature	Title

/s/ JOSEPH R. WRIGHT Joseph R. Wright	Chief Executive Officer and Vice Chairman of the Board (principal executive officer)
/s/ DEWAYNE E. LAIRD DeWayne E. Laird	Vice President and Chief Financial Officer (principal financial officer)
/s/ STEPHEN L. GIBBS Stephen L. Gibbs	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)
/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board
/s/ PETER A. COHEN Peter A. Cohen	Director
/s/ GERALD J. FORD Gerald J. Ford	Director
/s/ J. ROBERT KERREY J. Robert Kerrey	Director

Signature	Title

/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director
/s/ MICHAEL J. REGAN Michael J. Regan	Director

 EXHIBIT INDEX

Exhibit Number		Description
3.1	(a)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
3.1	(b)
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
4.1
Indenture, dated as of December 23, 2004, among the Company, as issuer, the subsidiary guarantors party thereto, and Wells Fargo, National Association, as trustee, relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.2
Registration Rights Agreement, dated December 23, 2004, among the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Jefferies & Company, Inc., Ramius Securities, LLC, ABN AMRO Incorporated, BNY Capital Markets, Inc. and Commerzbank Capital Markets Corp. relating to the 6.25% Senior Subordinated Notes Due 2012 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-124106) filed on April 15, 2005 (the "2005 S-4")).
4.3		Form of 6.25% Senior Subordinated Note (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the 2005 S-4).
4.4
Indenture, dated as of December 23, 2004, among the Company, as issuer, the subsidiary guarantors party thereto, and Wells Fargo, National Association, as trustee, relating to the 0.75% Convertible Senior Subordinated Notes Due 2024 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 30, 2004).
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

Exhibit Number	Description
4.8	International Swaps and Derivative Association, Inc. Confirmation, dated December 23, 2004, between Bear Stearns International Limited and the Company with respect to Warrants (the "Bear Confirmation") (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.9	Amendment dated December 23, 2004 to the JPMorgan Confirmation (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.10	Amendment dated December 23, 2004 to the Bear Confirmation (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on December 30, 2004).
4.11
Indenture, dated as of June 11, 2008, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.12
Registration Rights Agreement, dated June 11, 2008, by and among Scientific Games International, Inc., the Company, the subsidiary guarantors listed therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives for the initial purchasers listed therein, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.13
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).
10.1
Credit Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., as borrower, the Company, as a guarantor, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and UBS Securities LLC, as co-syndication agents, and ING Capital LLC and Bank of Tokyo—Mitsubishi UFJ Trust Company, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8 K filed on June 13, 2008).
10.2
Guarantee and Collateral Agreement, dated as of June 9, 2008, among Scientific Games International, Inc., the Company, as a guarantor, and each other subsidiary of the Company listed on the signature pages thereto, as additional guarantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
10.3
Stockholders' Agreement, dated September 6, 2000, by and among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).

Exhibit Number	Description
10.4	Supplemental Stockholders' Agreement, dated June 26, 2002, by and among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
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
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 13, 2008).*
10.14
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009).*(†)
10.15	Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009).*(†)

Exhibit Number	Description
10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.17
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.18
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.19
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.20
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008.*(†)
10.21
Employment Agreement dated as of May 1, 2008 by and between the Company and Joseph R. Wright (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.22	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008.*(†)
10.23
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.24
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.25
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.26
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008.*(†)

Exhibit Number	Description
10.27	Employment Agreement dated as of November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*
10.28
Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird (effective as of January 1, 2006), which amended Mr. Laird's Employment Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.29
Letter Agreement dated as of October 7, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006.*(†)
10.30
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 7, 2008.*(†)
10.31
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.32	Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006.*(†)
10.33
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008.*(†)
10.34	Superseding Employment, Separation, Non-Competition and General Release Agreement dated as of March 5, 2009 by and between the Company and Sally L. Conkright (executed on January 14, 2009).*(†)
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.36	Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006.*(†)
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008.*(†)

Exhibit Number	Description
10.38	Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.39
Amendment to Superseding Employment, Separation and General Release Agreement dated as of December 30, 2008 by and between the Company and William J. Huntley, which amended Mr. Huntley's Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008.*(†)
10.40
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.41
Letter Agreement dated as of August 5, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2008).*
10.42
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of August 5, 2008.*(†)
10.43
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.44
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.45
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006.*(†)
10.46
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008.*(†)
10.47	Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs.*(†)
10.48
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*

Exhibit Number	Description
10.49	Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
12	Computation of Ratio of Earnings to Fixed Charges.(†)
21	List of Subsidiaries.(†)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
99.2	Financial Statements of Consorzio Lotterie Nazionali.(†)

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
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Scientific Games Corporation, The NASDAQ Composite Index And A Peer Group
  ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Principal Amount by Expected Maturity—Average Interest Rate December 31, 2008 (Dollars in thousands)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2008 and 2007 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME Years Ended December 31, 2008, 2007 and 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2008, 2007 and 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2006 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2006 (in thousands)
  SCHEDULE II
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES Valuation and Qualifying Accounts Years Ended December 31, 2008, 2007 and 2006 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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