Form 10-Q
period 2009-03-31
SCIENTIFIC GAMES CORP
filed 2009-05-11
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  0-13063

..

SCIENTIFIC GAMES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-0422894
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

750 Lexington Avenue, New York, New York 10022

(Address of principal executive offices)

(Zip Code)

(212) 754-2233

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2009:

Class A Common Stock:  92,449,973

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2009

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; ability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility.  Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.   Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

(Unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$108,703	$140,639
Accounts receivable, net of allowance for doubtful accounts of $5,372 and $6,465 as of March 31, 2009 and December 31, 2008, respectively	193,596	212,487
Inventories	72,331	75,371
Deferred income taxes, current portion	14,263	14,360
Prepaid expenses, deposits and other current assets	65,488	68,921
Total current assets	454,381	511,778
Property and equipment, at cost	1,015,925	1,016,767
Less accumulated depreciation	(455,750)	(441,288)
Property and equipment, net	560,175	575,479
Goodwill, net	729,129	657,211
Intangible assets, net	116,796	120,946
Other assets and investments	293,051	317,039
Total assets	$2,153,532	$2,182,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$43,152	$43,384
Accounts payable	52,006	64,635
Accrued liabilities	235,309	152,665
Total current liabilities	330,467	260,684
Deferred income taxes	32,325	33,809
Other long-term liabilities	90,061	96,048
Long-term debt, excluding current installments	1,153,931	1,196,083
Total liabilities	1,606,784	1,586,624

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,286 and 92,601 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	923	926
Additional paid-in capital	639,233	628,356
Accumulated earnings	32,869	58,059
Treasury stock, at cost, 3,130 and 2,608 shares held as of March 31, 2009 and December 31, 2008, respectively	(48,126)	(42,586)
Accumulated other comprehensive income	(78,151)	(48,926)
Total stockholders’ equity	546,748	595,829
Total liabilities and stockholders’ equity	$2,153,532	$2,182,453

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Services	$210,338	$233,953
Sales	20,352	23,054
	230,690	257,007
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	125,762	130,378
Cost of sales (exclusive of depreciation and amortization)	15,422	16,844
Selling, general and administrative expenses	41,486	47,016
Employee termination costs	3,920	2,772
Depreciation and amortization	31,143	34,504
Operating income	12,957	25,493
Other (income) expense:
Interest expense	18,809	17,145
Equity in earnings of joint ventures	(15,098)	(16,859)
Gain on early extinguishment of debt	(2,288)	—
Other income, net	(1,917)	50
	(494)	336
Income before income taxes	13,451	25,157
Income tax expense	38,641	8,494
Net income (loss)	$(25,190)	$16,663

Basic and diluted net income per share:
Basic net income (loss) per share	$(0.27)	$0.18
Diluted net income (loss) per share	$(0.27)	$0.18

Weighted-average number of shares used in per share calculations:
Basic shares	92,539	93,314
Diluted shares	92,539	94,718

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$(25,190)	$16,663

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,143	34,504
Change in deferred income taxes	35,552	718
Stock-based compensation	11,278	8,518
Non-cash interest expense	4,432	4,340
Undistributed equity in earnings of joint ventures	(15,098)	(16,859)
Gain on early extinguishment of debt	(2,288)	—
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	16,523	5,380
Inventories	2,449	(5,313)
Accounts payable	(10,302)	(4,425)
Accrued liabilities	655	(2,159)
Other current assets	234	(5,881)
Other	987	230
Net cash provided by operating activities	50,375	35,716

Cash flows from investing activities:
Capital expenditures	(765)	(3,680)
Wagering systems expenditures	(14,113)	(46,600)
Other intangible assets and software expenditures	(7,525)	(11,031)
Proceeds from asset disposals	250	—
Change in other assets and liabilities, net	281	13
Business acquisitions, net of cash acquired	(1,129)	(2,742)
Net cash used in investing activities	(23,001)	(64,040)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	—	40,500
Proceeds from issuance of long-term debt	18,421	7,417
Payment on long-term debt	(62,139)	—
Payment of financing fees	(2,906)	—
Purchases of treasury stock	(5,539)	(18,017)
Net proceeds from issuance of common stock	(1,259)	(27)
Net cash provided by financing activities	(53,422)	29,873
Effect of exchange rate changes on cash and cash equivalents	(5,888)	972
Increase (decrease) in cash and cash equivalents	(31,936)	2,521
Cash and cash equivalents, beginning of period	140,639	29,403
Cash and cash equivalents, end of period	$108,703	$31,924

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The consolidated balance sheet as of March 31, 2009, the consolidated statements of income for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2009, the results of our operations for the three months ended March 31, 2009 and 2008 and our cash flows for the three months ended March 31, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Income (numerator)
Net income (loss)	$(25,190)	$16,663

Shares (denominator)
Weighted-average basic common shares outstanding	92,539	93,314
Effect of dilutive securities-stock rights	—	1,404
Effect of dilutive shares related to convertible debentures	—	—
Weighted-average diluted common shares outstanding	92,539	94,718

Basic and diluted per share amounts
Basic net income (loss) per share	$(0.27)	$0.18
Diluted net income (loss) per share	$(0.27)	$0.18

During the first quarter of 2009, there were no dilutive stock rights or shares related to the convertible debentures due to the net loss reported for the period. The weighted-average diluted common shares outstanding for the three months ended March 31, 2008 excludes the effect of approximately 3,439 weighted-average stock rights outstanding, because their effect would be anti-dilutive.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $226,782 in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the “convertible debentures”) is approximately 7,793.  The convertible debentures provide for net share settlement upon conversion.  In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During the first quarter of 2008, the average price of our common stock was lower than the conversion price of the Convertible Debentures.  Therefore, no shares related to the Convertible Debentures were included in our weighted-average diluted common shares outstanding for the three months ended March 31, 2008.

(2) Operating Segment Information

We operate in three segments.  Our Printed Products Group provides lotteries with instant ticket and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with access to a licensed property portfolio and manufactures prepaid phone cards for cellular phone service providers.  Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. This division also provides transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry.  The product offerings of the Diversified Gaming Group include server-based gaming machines (including our Nevada™ dual screen terminals, which can offer Great Britain regulated Category B2 or B3 content on the same machines), video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals.  This division also includes our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three month periods ended March 31, 2009 and 2008, by reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended March 31, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$110,077	52,068	48,193	210,338
Sales revenues	4,590	13,869	1,893	20,352
Total revenues	114,667	65,937	50,086	230,690

Cost of services (exclusive of depreciation and amortization)	67,094	28,875	29,793	125,762
Cost of sales (exclusive of depreciation and amortization)	2,601	11,808	1,013	15,422
Selling, general and administrative expenses	11,523	7,490	5,176	24,189
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	7,679	10,732	12,557	30,968
Segment operating income	$23,754	6,907	1,114	31,775
Unallocated corporate costs				$17,472
Corporate employee terminaion costs				$1,346
Consolidated operating income				$12,957

	Three Months Ended March 31, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$127,226	54,646	52,081	233,953
Sales revenues	8,671	7,764	6,619	23,054
Total revenues	135,897	62,410	58,700	257,007

Cost of services (exclusive of depreciation and amortization)	70,813	28,649	30,916	130,378
Cost of sales (exclusive of depreciation and amortization)	6,245	5,872	4,727	16,844
Selling, general and administrative expenses	14,969	9,278	6,783	31,030
Employee termination costs	2,772	—	—	2,772
Depreciation and amortization	9,976	14,974	9,285	34,235
Segment operating income	$31,122	3,637	6,989	41,748
Unallocated corporate costs				$16,255
Consolidated operating income				$25,493

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to the consolidated income before income taxes for each period:

	March 31,
	2009	2008
Reported segment operating income	$31,775	$41,748
Unallocated corporate costs	(17,472)	(16,255)
Corporate employee termination costs	(1,346)	—
Consolidated operating income	12,957	25,493
Interest expense	(18,809)	(17,145)
Equity in income of joint ventures	15,098	16,859
Other income (expense), net	1,917	(50)
Gain on early extinguishment of debt	2,288	—
Income before income taxes	$13,451	$25,157

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K).

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery (the “Concession”).  The Concession commenced in mid-2004 and has an initial term of six years with a six-year extension option at the option of the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of the Concession, including any renewal term.  We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations.  We account for this investment using the equity method of accounting.  For the three months ended March 31, 2009 and 2008, we recorded income of $14,115 and $15,116, respectively, representing our share of the earnings of CLN in each period.  In April 2009, we received a cash distribution of approximately $28.2 million from CLN.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(4) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(25,190)	$16,663
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(29,117)	14,930
Loss on derivative financial instruments	(108)	—
Unrealized loss on investments	—	(181)
Other comprehensive income	(29,225)	14,749
Comprehensive income (loss)	$(54,415)	$31,412

(5) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Parts and work-in-process	$27,861	$36,449
Finished goods	44,470	38,922
	$72,331	$75,371

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

(6) Long-Term Debt

On March 27, 2009, we and our 100%-owned subsidiary, Scientific Games International, Inc. (“SGI”), entered into an amendment (the “Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent . The purpose of the Amendment was to provide the Company with additional operating and financing flexibility.  The Company has been and as of March 31, 2009 remains in compliance with the covenants set forth in the Credit Agreement.

Under the Amendment, (i) up to approximately $18,800 in certain charges incurred and reserves created in the fourth quarter of 2008, (ii) up to $15,000 of certain charges that may be incurred during the 12-month period commencing on March 1, 2009, including charges in connection with cost-reduction initiatives, and (iii) certain costs and fees incurred in connection with the Amendment, will be added back to “Consolidated EBITDA” for purposes of calculating the “Consolidated Leverage Ratio” and the “Consolidated Senior Debt Ratio” (as such terms are defined under the Credit Agreement).

In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of convertible debentures may require the Company to repurchase their convertible debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw Limited (“Global Draw”) nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60,000 of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement).

If any promissory notes are issued to defer payment of the Global Draw earn-out, then the revolving credit facility and the term loan facility under the Credit Agreement will mature (if earlier than the date that would otherwise apply under the terms of the Credit Agreement) on the date that is three months prior to the earliest date that any principal payment is required in respect of such promissory notes unless on such date no such promissory notes remain outstanding or the sum of the aggregate available revolving

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

commitments under the Credit Agreement plus unrestricted cash and cash equivalents of SGI and the guarantors under the Credit Agreement is not less than $50,000 in excess of the amount required to repay in full such outstanding promissory notes.

Under the Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the convertible debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the convertible debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt,” or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125,000 of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the convertible debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds there from pursuant to a reinvestment notice).

The Amendment will increase each of the interest rates set forth in the pricing grid in the Credit Agreement by 0.25% such that, depending upon the Consolidated Leverage Ratio, the interest rate will vary from 2.00% to 3.00% above LIBOR for eurocurrency loans, and 1.00% to 2.00% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.  Notwithstanding the foregoing, from the Effective Date until the date the compliance certificate for the third fiscal quarter of 2009 is delivered pursuant to the Credit Agreement, the applicable margin for eurocurrency loans will be deemed to be 3.00% and the applicable margin for base rate loans will be deemed to be 2.00%.

In connection with the Amendment, SGI agreed to pay an aggregate of approximately $2,800 in fees to consenting lenders and the administrative agent.

Our Amended Credit Agreement is secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of our interest in the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock (or other equity interests) of the first-tier foreign subsidiaries of SGI and the guarantors.

On March 31, 2009, we had $196,924 of availability under our revolving credit facility.  There were no borrowings and $53,076 in outstanding letters of credit under our revolving credit facility as of March 31, 2009.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the three months ended March 31, 2009, we repurchased approximately $47,000 in aggregate principal amount of our convertible debentures for approximately $42,281 in cash under our previously announced convertible debenture repurchase program.  We recognized a gain on early extinguishment of debt of approximately $2,288.  Between April 1, 2009 and May 11, 2009, we have repurchased approximately $10,000 in aggregate principal amount of the Convertible Debentures for approximately $9,200 in cash under our previously announced convertible debenture repurchase program.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented.  We adopted FSP APB 14-1 on January 1, 2009.  The impact of adoption was an adjustment to accumulated earnings of approximately $22,600 representing the cumulative effect of a change in accounting principle as of January 1, 2007.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

The adoption of FSP APB 14-1 had the following effect on our consolidated Statement of Income for the three months ended March 31, 2008:

	Three Months Ended
	March 31, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Interest expense	$13,884	$17,145	$3,261
Income tax expense	$8,511	$8,494	$(17)
Net income	$19,907	$16,663	$(3,244)
Basic net income per share	$0.21	$0.18	$(0.03)
Diluted net income per share	$0.21	$0.18	$(0.03)

The adoption of FSP APB 14-1 had the following effect on our consolidated Balance Sheet as of December 31, 2008:

	December 31, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Other assets and investments	$317,818	$317,039	$(779)
Long-term debt, excluding current installments	$1,216,264	$1,196,083	$(20,181)
Additional paid-in capital	$561,202	$628,356	$67,154
Accumulated earnings	$105,811	$58,059	$(47,752)

As of January 1, 2008, the cumulative effect of the change in accounting principle on accumulated earnings and additional paid-in capital was approximately $34,800 and $67,200, respectively.

The adoption of FSP APB 14-1 had the following effect on our consolidated Statement of Cash Flows for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Cash flows from operating activities:
Net income	$19,907	$16,663	$(3,244)
Change in deferred income taxes	$735	$718	$(17)
Non-cash interest expense	$1,079	$4,340	$3,261

As of March 31, 2009 and December 31, 2008, the equity component of the convertible debentures under FSP APB 14-1 was approximately $67,673 and $68,592, respectively.  The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Principal	$226,782	$273,782
Unamortized discount	(13,806)	(20,182)
Net carrying amount	$212,976	$253,600

As of March 31, 2009, the remaining discount will be amortized over a period of approximately 14 months.  The conversion price of the remaining $226,782 in aggregate principal amount of the convertible debentures is $29.10 and the number of shares on which the aggregate consideration to be delivered upon conversion is approximately 7,793.

The effective interest rate on the liability component of the convertible debentures is approximately 6.25% for the quarters ended March 31, 2009 and 2008.  The amount of interest cost recognized for the contractual interest coupon during the three months ended March 31, 2009 and 2008 was approximately $493 and $513, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of the convertible debentures during the three months ended March 31, 2009 and 2008 was approximately $3,301 and $3,362, respectively.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities,” SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of March 31, 2009, the Hedge was measured at a fair value of $5,009 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the consolidated balance sheet.

          We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt.  Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the consolidated statement of operations.  During the quarter ended March 31, 2009, we recorded a loss of approximately $108 in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the consolidated statement of operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of March 31, 2009 and December 31, 2008.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2009
Amortizable intangible assets:
Patents	$11,775	(3,063)	8,712
Customer lists	28,250	(14,810)	13,440
Customer service contracts	3,532	(2,331)	1,201
Licenses	61,200	(34,710)	26,490
Intellectual property	16,790	(12,249)	4,541
Lottery contracts	27,616	(27,572)	44
	149,163	(94,735)	54,428
Non-amortizable intangible assets:
Trade name	37,196	(2,118)	35,078
Connecticut off-track betting system operating right	35,609	(8,319)	27,290
	72,805	(10,437)	62,368
Total intangible assets	$221,968	(105,172)	116,796

Balance as of December 31, 2008
Amortizable intangible assets:
Patents	$11,563	(2,871)	8,692
Customer lists	28,772	(14,044)	14,728
Customer service contracts	3,892	(2,505)	1,387
Licenses	60,237	(32,615)	27,622
Intellectual property	17,057	(11,425)	5,632
Lottery contracts	27,926	(27,498)	428
	149,447	(90,958)	58,489
Non-amortizable intangible assets:
Trade name	37,285	(2,118)	35,167
Connecticut off-track betting system operating right	35,609	(8,319)	27,290
	72,894	(10,437)	62,457
Total intangible assets	$222,341	(101,395)	120,946

The aggregate intangible amortization expense for the three months ended March 31, 2009 and 2008 was approximately $4,800 and $7,850, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2008 to March 31, 2009.  In 2009, we recorded (a) a $86,348 increase in goodwill associated with the final purchase price adjustment in accordance with the Global Draw earn-out, as defined, and (b) a decrease in goodwill of $14,430 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2008	$324,245	190,341	142,625	657,211
Adjustments	(3,244)	(8,445)	83,607	71,918
Balance as of March 31, 2009	$321,001	181,896	226,232	729,129

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.S.-based union employees and U.K.-based union employees (the “U.S. Plan” and the “U.K. Plan”, respectively) and, with the acquisition of Oberthur Gaming Technologies and related companies in 2007 (“OGT”), certain Canadian-based employees (the “Canadian Plan”).  Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees.  Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement.  Retirement benefits under the Canadian Plan are generally based on the number of years of credited service.  Our policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Components of net periodic pension benefit cost:
Service cost	$374	$713
Interest cost	1,050	1,366
Expected return on plan assets	(891)	(1,440)
Amortization of actuarial gains/losses	113	280
Amortization of prior service costs	11	11
Net periodic cost	$657	$930

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement.  Effective February 28, 2009, we reduced the matching contributions from 50 cents to 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(10) Income Taxes

The effective tax rates of 287.3% and 33.8%, respectively, for the three months ended March 31, 2009 and 2008 were determined using an estimated annual effective tax rate.  The effective tax rate for the three months ended March 31, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits.  The effective tax rate for the three months ended March 31, 2008, was less than the federal statutory rate of 35% due to lower tax rates applicable to our earnings from operations outside the United States.

At December 31, 2008, the Company had a deferred tax asset for its foreign tax credit (“FTC”) carry forward of approximately $40,400.  Although the Company will continue to explore tax planning strategies to use all of its FTC at March 31, 2009, the Company established a valuation allowance of approximately $33,833 against the FTC deferred tax asset to reduce the asset to the net amount management estimates is “more likely than not” to be realized.

Further, the Company determined it is not “more likely than not” that the foreign taxes generated in 2009 will be realized in full against its U.S. tax liability during the FTC carry forward period.  As a result, the Company’s 2009 annual effective income tax rate is greater than the federal statutory rate because of the valuation allowance established against the deferred tax asset for a portion of the FTC generated in 2009.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended March 31, 2009 and during the fiscal year ended December 31, 2008:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2009	2008
Shares outstanding as of beginning of period	92,601	93,414
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	207	655
Shares repurchased into treasury stock	(522)	(1,468)
Shares outstanding as of end of period	92,286	92,601

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation

As of March 31, 2009, we had approximately 777 shares available for grants of equity awards under our equity-based compensation plans, of which 330 shares were available for grants of restricted stock units (“RSUs”).

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	7,378	6.0	$21.03	$21,516
Granted	850		12.23
Exercised	(23)		5.88	146
Cancelled	(115)		22.89
Options outstanding as of March 31, 2009	8,090	6.0	$20.12	$10,927

Options exercisable as of March 31, 2009	4,501	4.0	$17.56	$10,927

The weighted-average grant date fair value of options granted during the three months ended March 31, 2009 was $5.74.  For the three months ended March 31, 2009 and 2008, we recognized equity-based compensation expense of approximately $4,800 and $4,100, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,600 and $1,200, respectively. As of March 31, 2009, we had unearned compensation of approximately $26,700 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2008	1,673	$28.30
Granted	973	$12.06
Vested	(273)	$28.16
Cancelled	(13)	$26.24
Non-vested units as of March 31, 2009	2,360	$21.88

For the three months ended March 31, 2009 and 2008, we recognized equity-based compensation expense of approximately $6,400 and $4,400, respectively, related to the vesting of RSUs and the related tax benefit of approximately $2,500 and $1,300, respectively.  As of March 31, 2009, we had unearned compensation of approximately $39,300 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

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

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$11,983	492	—	99,299	(3,071)	108,703
Accounts receivable, net	—	87,781	39,070	66,745	—	193,596
Inventories	—	30,814	17,461	24,056	—	72,331
Other current assets	26,234	16,332	8,813	28,372	—	79,751
Property and equipment, net	2,200	185,587	127,121	245,267	—	560,175
Investment in subsidiaries	407,491	554,206	7,222	—	(968,919)	—
Goodwill	—	273,656	74,452	381,021	—	729,129
Intangible assets	—	44,437	59,734	12,625	—	116,796
Intercompany balances	572,808	—	18,526	—	(591,334)	—
Other assets	10,058	182,231	14,983	91,880	(6,101)	293,051
Total assets	$1,030,774	1,375,536	367,382	949,265	(1,569,425)	2,153,532

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	5,500	—	37,652	—	43,152
Current liabilities	28,730	51,033	42,968	167,645	(3,061)	287,315
Long-term debt, excluding current	412,976	739,000	—	1,955	—	1,153,931
Other non-current liabilities	42,320	10,575	16,326	53,159	6	122,386
Intercompany balances	—	378,368	—	212,976	(591,344)	—
Stockholders’ equity	546,748	191,060	308,088	475,878	(975,026)	546,748
Total liabilities and stockholders’ equity	$1,030,774	1,375,536	367,382	949,265	(1,569,425)	2,153,532

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,948	204	—	79,016	(1,529)	140,639
Accounts receivable, net	—	85,395	45,032	82,060	—	212,487
Inventories	—	28,877	16,909	30,010	(425)	75,371
Other current assets	27,063	19,403	7,337	29,478	—	83,281
Property and equipment, net	2,294	185,560	133,024	255,201	(600)	575,479
Investment in subsidiaries	421,781	278,500	2,264	(931)	(701,614)	—
Goodwill	—	273,656	74,453	309,102	—	657,211
Intangible assets	—	44,774	61,036	15,136	—	120,946
Intercompany balances	562,105	—	—	—	(562,105)	—
Other assets	45,266	165,601	15,042	97,230	(6,100)	317,039
Total assets	$1,121,457	1,081,970	355,097	896,302	(1,272,373)	2,182,453

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	5,500	—	37,884	—	43,384
Current liabilities	24,537	49,065	48,699	96,534	(1,535)	217,300
Long-term debt, excluding current installments	453,601	740,375	—	2,107	—	1,196,083
Other non-current liabilities	47,490	9,971	16,821	55,569	6	129,857
Intercompany balances	—	239,744	96,393	225,966	(562,103)	—
Stockholders’ equity	595,829	37,315	193,184	478,242	(708,741)	595,829
Total liabilities and stockholders’ equity	$1,121,457	1,081,970	355,097	896,302	(1,272,373)	2,182,453

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

 Three Months Ended March 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	98,628	32,183	100,634	(755)	230,690
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	30,179	54,962	56,786	(743)	141,184
Selling, general and administrative expenses	15,717	12,635	3,721	9,422	(9)	41,486
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	174	8,714	8,837	13,418	—	31,143
Operating income	(17,237)	45,554	(35,770)	20,413	(3)	12,957
Interest expense	7,932	10,122	11	744	—	18,809
Other income	(22,777)	17,100	(11,470)	(2,153)	(3)	(19,303)
Income (loss) before equity in income of subsidiaries, and income taxes	(2,392)	18,332	(24,311)	21,822	—	13,451
Equity in income (loss) of subsidiaries	14,537	(5,512)	—	—	(9,025)	—
Income tax expense	37,335	(16)	95	1,227	—	38,641
Net income	$(25,190)	12,836	(24,406)	20,595	(9,025)	(25,190)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	119,732	35,795	102,861	(1,381)	257,007
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	29,552	55,836	63,200	(1,366)	147,222
Selling, general and administrative expenses	15,858	16,395	4,010	10,773	(20)	47,016
Employee termination costs	—	—	—	2,772	—	2,772
Depreciation and amortization	269	12,854	8,285	13,096	—	34,504
Operating income (loss)	(16,127)	60,931	(32,336)	13,020	5	25,493
Interest expense	16,880	55	19	191	—	17,145
Other (income) expense	(943)	47,789	(63,626)	(34)	5	(16,809)
Income (loss) before equity in income of subsidiaries, and income taxes	(32,064)	13,087	31,271	12,863	—	25,157
Equity in income (loss) of subsidiaries	56,213	30,539	—	—	(86,752)	—
Income tax expense	7,486	—	225	783	—	8,494
Net income	$16,663	43,626	31,046	12,080	(86,752)	16,663

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(28,777)	34,119	3,032	41,986	15	50,375
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(6,566)	(3,602)	(4,710)	—	(14,878)
Business acquisitions, net of cash acquired	—	—	(58)	(1,071)	—	(1,129)
Other assets and investments	(307)	(139,258)	(7,331)	(23,824)	163,726	(6,994)
Net cash provided by (used in) investing activities	(307)	(145,824)	(10,991)	(29,605)	163,726	(23,001)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(42,281)	(1,375)	—	(62)	—	(43,718)
Net proceeds from stock issue	(1,259)	(3,074)	139,812	26,988	(163,726)	(1,259)
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Payment of financing fees	—	(2,906)	—	—	—	(2,906)
Other, principally intercompany balances	27,198	119,348	(133,393)	(13,848)	695	—
Net cash provided by (used in) financing activities	(21,881)	111,993	6,419	13,078	(163,031)	(53,422)

Effect of exchange rate changes on cash	—	—	—	(5,178)	(710)	(5,888)

Increase (decrease) in cash and cash equivalents	(50,965)	288	(1,540)	20,281	—	(31,936)
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$11,984	492	(3,068)	99,295	—	108,703

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months Ended March 31, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(25,520)	1,849	39,515	19,944	(72)	35,716

Cash flows from investing activities:
Capital and wagering systems expenditures	(288)	(17,192)	(4,440)	(28,360)	—	(50,280)
Business acquisitions, net of cash acquired	—	—	(2,548)	(194)	—	(2,742)
Other assets and investments	8,985	(4,414)	(3,582)	15,548	(27,555)	(11,018)
Net cash provided by (used in) investing activities	8,697	(21,606)	(10,570)	(13,006)	(27,555)	(64,040)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	39,375	—	—	8,542	—	47,917
Net proceeds from stock issue	(8,359)	—	1,099	(20,057)	27,290	(27)
Purchase of treasury stock	(18,017)	—	—	—		(18,017)
Other, principally intercompany balances	4,494	20,050	(34,372)	9,348	480	—
Net cash provided by (used in) financing activities	17,493	20,050	(33,273)	(2,167)	27,770	29,873

Effect of exchange rate changes on cash	—	—	3	1,112	(143)	972

Increase (decrease) in cash and cash equivalents	670	293	(4,325)	5,883	—	2,521
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403
Cash and cash equivalents, end of period	$1,625	174	(4,593)	34,718	—	31,924

(14)  Subsequent Event

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60,600, or $89,700, of which approximately £30,500, or $45,200, was paid on May 7, 2009.  Approximately £28,100, or $41,600, of the total amount payable was deferred under the terms of two-year, unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2,000, or $2,900, is scheduled to be paid by September 30, 2009.

The promissory note issued to the principal selling shareholder, which was executed on May 7, 2009 by Scientific Games Luxembourg Finance S.a.r.l., an indirect wholly owned subsidiary of the Company (“SGLF”), has a principal amount of approximately £26,000 and bears simple interest at the rate of 6.90% per annum, which interest is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on June 30, 2009.  The note matures on May 7, 2011.  Although not required to do so (except in connection with an event of default as described below), SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty.  The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI).  Such guaranty represents “senior debt” as that term is defined in the indentures governing the Company’s 6.25% Senior Subordinated Notes due 2012 and convertible debentures and SGI’s 7.875% Senior Subordinated Notes due 2016.

If an event of default under the note shall occur and be continuing, the holder of the note may declare the principal amount of, and accrued interest on, the note to be immediately due and payable.  An “event of default” under the note shall occur if (1) SGLF shall fail to pay the then unpaid principal amount under the note within 15 days after the maturity date or any interest payment that is due and payable within 15 days after the applicable interest payment date, or (2) an “event of default” (as defined in the Credit Agreement) shall occur and be continuing and, as a result thereof, the amounts owing under the Credit Agreement immediately become due and payable.

The terms of the promissory notes issued to key management of Global Draw and the related guaranties are substantially identical to the note described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three months ended March 31, 2009, compared to the corresponding period in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2008 included in our 2008 Annual Report on Form 10-K.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues.  Additionally, the fourth quarter is the weakest quarter for Global Draw Limited (“Global Draw”) due to reduced wagering during the holiday season.  Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions and any Powerball jackpot activity in the quarter. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, changes in the way that we price our contracts, inventory ticket levels, lottery retail sales and general economic conditions.

Background

We operate in three business segments: Printed Products Group, Lottery Systems Group and Diversified Gaming Group. Our revenues consist of two major components: services revenues and sales revenues.

Printed Products Group

We provide instant lottery tickets and related services. Instant ticket and related services include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with access to a licensed property portfolio, including Deal or No Deal™, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™, Corvette® and World Poker Tour®. This division also includes promotional instant tickets and pull-tab tickets that we sell to both lottery and non-lottery customers.

We are a manufacturer of prepaid phone cards, which entitle cellular phone users to a pre-specified value of airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime, without requiring phone companies to extend credit or consumers to commit to contracts.  Prepaid phone cards utilize the same secure process that we employ in the production of instant lottery tickets.

In 2007, we entered into an arrangement to sell instant lottery tickets directly to the China Sports Lottery for a temporary period of time between March 2008 and December 2008.  During 2008, we recorded approximately $40.2 million in revenues from the China Sports Lottery as a result of this temporary arrangement.  Beginning in 2009, the China Sports Lottery began purchasing instant lottery tickets through our joint venture in CSG Lottery Technology (Beijing) Co. Ltd, of which we own 49%.

Lottery Systems Group

Our lottery systems business includes the supply of transaction processing software for the accounting and validation of instant ticket and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales, and ongoing support and maintenance services for these products. This business also includes software and hardware and support services for sports betting and the operation of credit card processing systems.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following analysis compares the results of operations for the quarter ended March 31, 2009 to the results of operations for the quarter ended March 31, 2008.

Overview

Revenue Analysis

For the quarter ended March 31, 2009, total revenue was $230.7 million compared to $257.0 million for the quarter ended March 31, 2008, a decrease of $26.3 million or 10%. Our service revenue for the quarter ended March 31, 2009 was $210.3 million compared to $234.0 million for the quarter ended March 31, 2008, a decrease of $23.7 million, or 10%. The decrease was primarily attributable to the revised terms of our contracts ($12.8 million), lower retail sales in Florida ($1.2 million), lower revenue from a customer in the U.K. as they migrate to a revenue participation model ($4.6 million), decreased revenues from the loss of the South Carolina online lottery contract ($1.3 million), decreased revenue from our pari-mutuel business due to lower dollars wagered, or handle ($3.0 million), and the negative impact from foreign exchange rates ($11.2 million).  The decrease was partially offset by increased revenue from instant ticket validation services in China ($5.2 million) and increased service revenue from Global Draw and Games Media ($5.3 million).

Our sales revenue for the quarter ended March 31, 2009 was $20.4 million compared to $23.1 million for the quarter ended March 31, 2008, a decrease of $2.7 million or 12%. The decrease was primarily due to lower phone card sales in the quarter ($2.4 million), decreased sales in Germany due to the closing of the Honsel facility in the first quarter of 2008 ($1.4 million), decreased hardware and software sales in Germany and Norway, decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals ($3.7 million) as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, and the negative impact from foreign exchange rates ($3.5 million).  The decrease was partially offset by the sale of Wave™ terminals in Italy ($10.5 million).

Expense Analysis

Cost of services of $125.8 million for the quarter ended March 31, 2009 was $4.6 million or 4% lower than for the quarter ended March 31, 2008.  The decrease was primarily due to lower service revenue as discussed above and decreased costs from the Mexico contract ($2.0 million), partially offset by increased costs associated with the new Connecticut online lottery contract ($1.0 million), increased costs related to China ($1.0 million) and costs associated with increased service revenue from Global Draw and Games Media.

Cost of sales of $15.4 million for the quarter ended March 31, 2009 was $1.4 million or 8% lower than for the quarter ended March 31, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter, the decline of sales in Germany, costs associated with decreased hardware and software sales in Germany and reduced sales from Games Media, partially offset by costs associated with the sale of Wave™ terminals in Italy and a sale of pari-mutuel wagering systems in Europe.

Selling, general and administrative expense of $41.5 million for the quarter ended March 31, 2009 was $5.5 million or 12% lower than for the quarter ended March 31, 2008. The decrease was primarily due to reduced incentive compensation costs.

Employee termination costs of $3.9 million for the quarter ended March 31, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the quarter ended March 31, 2008 were a result of the restructuring of our phone card business in the U.K.

Depreciation and amortization expense of $31.1 million for the quarter ended March 31, 2009 decreased $3.4 million or 10% from the quarter ended March 31, 2008 primarily due to decreased amortization on our licensed property contracts, decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased amortization and depreciation from the Mexico contract, partially offset by increased depreciation from Global Draw and our domestic pari-mutuel business.

Interest expense of $18.8 million for the quarter ended March 31, 2009 increased $1.7 million or 10% from the quarter ended March 31, 2008, primarily attributable to increased borrowings due to the refinancing that occurred in June 2008, partially offset by a decline in interest rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the Italian joint venture Consorzio Lotterie Nazionali (“CLN”) in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of Roberts

Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the quarter ended March 31, 2009, our share of CLN’s income totaled $14.1 million compared to $15.1 million in the quarter ended March 31, 2008. The decrease in income for the quarter ended March 31, 2009 reflects the negative impact of foreign exchange rates.  For the quarters ended March 31, 2009 and 2008, our share of the earnings of RCN was $1.0 million and $1.0 million, respectively.  For the quarters ended March 31, 2009 and 2008, our share of the earnings of Guard Libang was $0.8 million and $0.9 million respectively.

Income tax expense was $38.6 million for the quarter ended March 31, 2009 compared to $8.5 million for the quarter ended March 31, 2008.  The effective income tax rates for the quarters ended March 31, 2009 and 2008 were 287.3% and 33.8% respectively.  The increase in the effective tax rate was primarily the result of recording a valuation allowance against our deferred tax asset for our foreign tax credit carry forward of approximately $33.8 million.

Segment Overview

Printed Products

For the quarter ended March 31, 2009, total revenue for Printed Products was $114.7 million compared to $135.9 million for the quarter ended March 31, 2008, a decrease of $21.2 million or 16%. For the quarter ended March 31, 2009, service revenue for Printed Products was $110.1 million compared to $127.2 million in the corresponding period in the prior year, a decrease of $17.1 million or 13%. The decrease was primarily attributable to the impact of the revised terms of the Florida cooperative services contract, which began impacting revenue during the fourth quarter of 2008 ($6.3 million), lower retail sales in Florida ($1.2 million), lower revenue from a customer in the U.K. as they migrate to a revenue participation model ($4.6 million) and a negative impact from foreign exchange rates ($5.1 million).

Printed Products sales revenue for the quarter ended March 31, 2009 was $4.6 million compared to $8.7 million for the quarter ended March 31, 2008, a decrease of $4.1 million or 47%. The decrease was primarily the result of lower phone card sales revenue in the quarter ($2.4 million) and decreased sales in Germany due to the closing of the Honsel facility in the first quarter of 2008 ($1.4 million).

Cost of services of $67.1 million for the quarter ended March 31, 2009 was $3.7 million or 5% lower than for the quarter ended March 31, 2008. The decrease was primarily due to lower service revenue as discussed above, partially offset by higher costs from our licensed games business ($2.2 million).

 Cost of sales of $2.6 million for the quarter ended March 31, 2009 was $3.6 million or 58% lower than for the quarter ended March 31, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter and the decline of sales in Germany.

Selling, general and administrative expense of $11.5 million for the quarter ended March 31, 2009 was $3.5 million or 23% lower than for the quarter ended March 31, 2008.  The decrease was primarily due to reduced incentive compensation costs and a favorable impact from foreign exchange rates.

Employee termination costs of $2.0 million for the quarter ended March 31, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the quarter ended March 31, 2008 were a result of our restructuring of the phone card manufacturing in the U.K.

Depreciation and amortization expense of $7.7 million for the quarter ended March 31, 2009 decreased $2.3 million or 23% compared to the quarter ended March 31, 2008, primarily due to decreased amortization on our licensed property contracts and reduced depreciation and amortization from our domestic and international contracts.

Lottery Systems

For the quarter ended March 31, 2009, total revenue for Lottery Systems was $65.9 million compared to $62.4 million for the quarter ended March 31, 2008, an increase of $3.5 million or 6%. Lottery Systems service revenue for the quarter ended March 31, 2009 was $52.1 million compared to $54.6 million for the quarter ended March 31, 2008, a decrease of $2.5 million or 5%. The decrease was primarily due to the revised terms of the Pennsylvania online lottery contract, which began lottery impacting revenue in the first quarter of 2009 ($6.5 million), and decreased revenues from the loss of the South Carolina online contract ($1.3 million), offset by revenue from instant ticket validation services in China ($5.2 million).

Lottery Systems sales revenue for the quarter ended March 31, 2009 was $13.9 million compared to $7.8 million for the quarter ended March 31, 2008, an increase of $6.1 million or 78%.  The increase was primarily due to the sale of Wave™ terminals in Italy ($10.5 million), partially offset by decreased hardware and software sales in Germany and Norway and a negative impact from foreign exchange rates ($1.8 million).

Cost of services of $28.9 million for the quarter ended March 31, 2009 was $0.3 million or 1% higher than for the quarter ended March 31, 2008. The increase was primarily due to increased costs associated with the new Connecticut online lottery contract ($1.0 million) and increased costs related to China ($1.0 million), partially offset by decreased costs from the Mexico contract ($2.0 million).

Cost of sales of $11.8 million for the quarter ended March 31, 2009 was $5.9 million higher than for the quarter ended March 31, 2008, primarily due to costs associated with the sale of Wave™ terminals in Italy, partially offset by costs associated with decreased hardware and software sales in Germany.

Selling, general and administrative expense of $7.5 million for the quarter ended March 31, 2009 was $1.8 million or 19% lower than for the quarter ended March 31, 2008.  The decrease was primarily attributable to reduced incentive compensation costs and savings realized from our Profitability Improvement Program.

Depreciation and amortization expense of $10.7 million for the quarter ended March 31, 2009 decreased $4.3 million or 29% compared to the quarter ended March 31, 2008, primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization on the Mexico contract.

Diversified Gaming

For the quarter ended March 31, 2009, total revenue for Diversified Gaming was $50.1 million compared to $58.7 million for the quarter ended March 31, 2008, a decrease of $8.6 million or 15%. Diversified Gaming service revenue for the three months ended March 31, 2009 was $48.2 million compared to $52.1 million for the quarter ended March 31, 2008, a decrease of $3.9 million or 7%. The decrease in service revenue was primarily due to decreased revenue from our pari-mutuel business due to lower handle ($3.0 million) and a negative impact from foreign exchange rates ($6.1 million), partially offset by increased service revenue from Global Draw and Games Media ($5.3 million).

The Diversified Gaming sales revenue for the quarter ended March 31, 2009 was $1.9 million compared to $6.6 million for the quarter ended March 31, 2008, a decrease of $4.7 million or 71%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals ($3.7 million) as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements and the negative impact from foreign exchange rates ($1.7 million), partially offset by increased sales pari-mutuel wagering systems in Europe ($0.7 million).

Cost of services of $29.8 million for the quarter ended March 31, 2009 was $1.1 million or 4% lower than for the quarter ended March 31, 2008. The decrease was primarily due to lower costs associated with decreased revenue from our domestic pari-mutuel business, partially offset by costs associated with increased service revenue from Global Draw and Games Media.

Cost of sales of $1.0 million for the quarter ended March 31, 2009 was $3.7 million or 79% lower than for the quarter ended March 31, 2008, primarily due to reduced sales from Games Media.

Selling, general and administrative expense of $5.2 million for the quarter ended March 31, 2009 was $1.6 million or 24% lower than for the quarter ended March 31, 2008. The decrease was primarily due to the absence of Global Draw earn-out bonus which was accrued in part in the first quarter of 2008.

Employee termination costs of $0.4 million for the quarter ended March 31, 2009 were a result of our cost reduction initiatives.

Depreciation and amortization expense of $12.6 million for the quarter ended March 31, 2009 increased $3.3 million or 35% from the quarter ended March 31, 2008, primarily due to increased depreciation from Global Draw and our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

On March 27, 2009, we and our 100%-owned subsidiary, SGI, entered into an amendment (the “Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent

The purpose of the Amendment is to provide the Company with additional operating and financing flexibility.

Under the Amendment, (i) up to approximately $18.8 million in certain charges incurred and reserves created in the fourth quarter of 2008, (ii) up to $15.0 million of certain charges that may be incurred during the 12-month period commencing on March 1, 2009, including charges in connection with cost-reduction initiatives, and (iii) certain costs and fees incurred in connection with the Amendment, will be added back to “Consolidated EBITDA” for purposes of calculating the “Consolidated Leverage Ratio” and the “Consolidated Senior Debt Ratio” (as such terms are defined under the Credit Agreement).

In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of convertible debentures may require the Company to repurchase their convertible debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60.0 million of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement).

If any promissory notes are issued to defer payment of the Global Draw earn-out, then the revolving credit facility and the term loan facility under the Credit Agreement will mature (if earlier than the date that would otherwise apply under the terms of the Credit Agreement) on the date that is three months prior to the earliest date that any principal payment is required in respect of such promissory notes unless on such date no such promissory notes remain outstanding or the sum of the aggregate available revolving commitments under the Credit Agreement plus unrestricted cash and cash equivalents of SGI and the guarantors under the Credit Agreement is not less than $50.0 million in excess of the amount required to repay in full such outstanding promissory notes.

Under the Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the convertible debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the convertible debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt,” or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125.0 million of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the convertible debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds therefrom pursuant to a reinvestment notice).

The Amendment will increase each of the interest rates set forth in the pricing grid in the Credit Agreement by 0.25% such that, depending upon the Consolidated Leverage Ratio, the interest rate will vary from 2.00% to 3.00% above LIBOR for eurocurrency loans, and 1.00% to 2.00% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.  Notwithstanding the foregoing, from the Effective Date until the date the compliance certificate for the third fiscal quarter of 2009 is delivered pursuant to the Credit Agreement, the applicable margin for eurocurrency loans will be deemed to be 3.00% and the applicable margin for base rate loans will be deemed to be 2.00%.

In connection with the Amendment, SGI agreed to pay an aggregate of approximately $2.8 million in fees to consenting lenders and the administrative agent.

Our Credit Agreement is secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of our interest in the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of our interest in the capital stock (or other equity interests) of the first-tier foreign subsidiaries of SGI and the guarantors.

We were in compliance with our covenants as of March 31, 2009.

As of March 31, 2009, we had approximately $196.9 million available for additional borrowing or letter of credit issuance under our revolving credit facility.  There were no borrowings and $53.1 million in outstanding letters of credit under our revolving credit facility as of March 31, 2009.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios or covenants.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. During the three months ended March 31, 2009, we repurchased approximately $47.0 million in aggregate principal amount of our convertible debentures for approximately $42.3 million in cash under our previously announced convertible debentures program. Between April 1, 2009 and May 11, 2009, we have repurchased approximately $10.00 million in aggregate principal amount of the Convertible Debentures for approximately $9.2 million in cash under our previously announced convertible debentures program.

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60.6 million, or $89.7 million, of which approximately £30.5 million, or $45.2 million, was paid on May 7, 2009.  Approximately £28.1 million, or $41.6 million, of the total amount payable was deferred under the terms of two-year, unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2.0 million, or $2.9 million, is scheduled to be paid by September 30, 2009.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement) (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, the FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and must be applied retrospectively to all periods presented.  We adopted FSP APB 14-1 on January 1, 2009.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes (1)	$200,000	—	—	200,000	—
Long-term debt, 0.75% notes (1) (2)	226,782	—	226,782	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, Term Loan (1)	544,500	5,500	11,000	528,000	—
Unsecured borrowings denominated in RMB (1)	37,427	37,427	—	—	—
Other long-term debt	2,180	225	1,254	464	237
Interest expense (3)	329,368	65,558	126,227	85,168	52,415
Global Draw earn out (4)	86,348	46,069	40,279	—	—
Contractual capital requirements	23,600	23,600	—	—	—
SERP payout (5)	15,638	10,041	5,597	—	—
Operating leases	73,164	15,546	24,404	18,297	14,917
Other long-term liabilities (6)	22,937	4,660	4,830	6,191	7,256
Total contractual obligations	$1,761,944	208,626	440,373	838,120	274,825

(1)	Refer to Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for information regarding long-term and other debt.

(2)

The Convertible Debentures are due in 2024. However, these Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(3)	Based on rates in effect at March 31, 2009.

(4)

In accordance with the purchase agreement relating to the acquisition of Global Draw, an earn-out and contingent bonuses totaling approximately $86.3 million are payable to the principal selling shareholder and key management of Global Draw.  Approximately $46.1 million will be paid during the remainder of 2009, and approximately $40.2 million will be paid within the next two years. Such amounts represent the amounts accrued on our consolidated balance sheet as of March 31, 2009.  The actual amounts paid or payable are set forth under Note 14 of our consolidated financial statements.

(5)	See Note 13 the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for information regarding the SERP.

(6)

We have excluded approximately $11.2 million of pension plan liabilities, deferred compensation liabilities of approximately $16.2 million and the liability for uncertain tax positions of $20.0 million at March 31, 2009. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the consolidated statements of income. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results.  In the next year, we are obligated under our contract with the China Sports Lottery to purchase approximately 40,000 instant ticket validation machines for a total cost of approximately $23.6 million. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

As of March 31, 2009, our available cash and borrowing capacity totaled $305.6 million compared to $330.8 million as of December 31, 2008. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $25.2 million decrease in our available cash from the December 31, 2008 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2009 of $50.4 million along with $43.7 million of net repayments on borrowings offset by wagering and other capital expenditures and other investing activities totaling $21.9 million, acquisition related payments of $1.1 million and the effects of exchange rates. The $50.4 million of net cash provided by operating activities is derived from approximately $40.8 million of net cash provided by operations and approximately $9.6 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable, inventories and prepaids, deposits and other current assets and an increase in accrued liabilities, partially offset by a decrease in accounts payable.  Capital expenditures were $0.8 million in the three months ended March 31, 2009 compared to $3.7 million in the corresponding period in 2008. Wagering system expenditures totaled $14.1 million in the three months ended March 31, 2009 compared to $46.6 million in the corresponding period in 2008, and consisted primarily of our lottery contracts in Connecticut and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures during the three months ended March 31, 2009 consisted primarily of licensed properties, lottery contracts in Connecticut and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At March 31, 2009, approximately 52% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, SGI pays interest on a $100 million notional amount of debt at a fixed rate of 3.49% and receives interest on a $100 million notional amount of debt at the prevailing 3-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of our variable-rate debt.

Principal Amount by Expected Maturity — Average Interest Rate

March 31, 2009

(Dollars in thousands)

	Twelve Months Ended December 31
	2009	2010	2011	2012	2013	Thereafter	Total	FMV
Debt at fixed interest rates	$225	226,879	1,157	200,093	371	200,237	628,962	561,130
Weighted-average interest rates	5.2%	0.8%	2.8%	6.3%	3.0%	7.9%	4.8%

Debt at variable interest rates	$42,927	5,500	5,500	5,500	522,500	—	581,927	516,587
Weighted-average interest rates	6.0%	3.6%	3.6%	3.6%	3.6%	0.0%	3.8%

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
1/1/2009 - 1/31/2009	1,974	$17.28	—	$167.0 million
2/1/2009 - 2/28/2009	77,713	$12.96	—	$167.0 million
3/1/2009 - 3/31/2009 (1)	531,322	$10.63	521,700	$161.5 million
Total	611,009	$10.95	521,700	$161.5 million

(1)	The date of the last repurchase which was part of the publicly announced stock repurchase program was March 5, 2009.

(2)

In addition to the open market purchase made under the publicly announced stock repurchase program, the activity in this column reflects 89,309 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended March 31, 2009.

(3)

The $200 million stock repurchase program, which expires on December 31, 2009, was originally publicly announced on November 2, 2006, extended on December 13, 2007 and extended again on December 11, 2008.

On February 25, 2009, our Board of Directors approved an increase to the amount authorized under our previously announced program for the repurchase of our 0.75% convertible debentures from $50.0 million to $100.0 million in aggregate principal amount.  During the three months ended March 31, 2009, the Company repurchased approximately $47.0 million in aggregate principal amount of the convertible debentures for a total cost of approximately $42.3 million.  There was approximately $226.8 million in aggregate principal amount of convertible debentures outstanding as of March 31, 2009.  Purchases are expected to be funded by cash flows from operations, borrowings, or a combination thereof.  The manner, timing and amount of purchases will be determined by our management based on its evaluation of market conditions, price of the Convertible Debentures and other factors.  The program may be suspended or discontinued at any time.

Item 5. Other Information.

Reference is made to the information set forth above under Note 14 of our consolidated financial statements, which is incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number

10.1

Amendment, dated as of March 27, 2009, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008, among such parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.2

Separation Agreement dated as of March 27, 2009 by and between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.3

Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Stephen L. Gibbs
	Name:	Stephen L. Gibbs
	Title:	Vice President, Chief Accounting Officer and Corporate Controller
(principal accounting officer)

Dated: May 11, 2009

INDEX TO EXHIBITS

Exhibit

10.1

Amendment, dated as of March 27, 2009, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008, among such parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.2

Separation Agreement dated as of March 27, 2009 by and between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

10.3

Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2009).

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