Form 10-Q
period 2009-06-30
SCIENTIFIC GAMES CORP
filed 2009-08-10
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 5, 2009:

Class A Common Stock:  92,742,958

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; recent changes to certain contracts; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; ability to enhance and develop successful gaming concepts; influence of certain stockholders; dependence on suppliers and manufacturers; liability for product defects; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility.  Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading “Risk Factors” in our Current Report on Form 8-K filed on May 18, 2009 and in this Quarterly Report on Form 10-Q.   Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and December 31, 2008

(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$234,833	$140,639
Accounts receivable, net of allowance for doubtful accounts of $5,956 and $6,465 as of June 30, 2009 and December 31, 2008, respectively	183,536	212,487
Inventories	79,939	75,371
Deferred income taxes, current portion	14,663	14,360
Prepaid expenses, deposits and other current assets	56,237	68,921
Total current assets	569,208	511,778
Property and equipment, at cost	1,056,496	1,016,767
Less accumulated depreciation	(481,738)	(441,288)
Property and equipment, net	574,758	575,479
Goodwill, net	773,891	657,211
Intangible assets, net	117,267	120,946
Other assets and investments	294,337	317,039
Total assets	$2,329,461	$2,182,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$178,620	$43,384
Accounts payable	50,443	64,635
Accrued liabilities	144,788	152,665
Total current liabilities	373,851	260,684
Deferred income taxes	34,352	33,809
Other long-term liabilities	90,998	96,048
Long-term debt, excluding current installments	1,190,458	1,196,083
Total liabilities	1,689,659	1,586,624

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,642 and 92,601 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	926	926
Additional paid-in capital	643,603	628,356
Accumulated earnings	53,215	58,059
Treasury stock, at cost, 3,130 and 2,608 shares held as of June 30, 2009 and December 31, 2008, respectively	(48,126)	(42,586)
Accumulated other comprehensive income	(9,816)	(48,926)
Total stockholders’ equity	639,802	595,829
Total liabilities and stockholders’ equity	$2,329,461	$2,182,453

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
Operating revenues:
Services	$218,254	$264,661
Sales	6,774	41,308
	225,028	305,969
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	124,143	152,536
Cost of sales (exclusive of depreciation and amortization)	4,963	29,707
Selling, general and administrative expenses	39,132	49,050
Depreciation and amortization	30,261	35,108
Operating income	26,529	39,568
Other (income) expense:
Interest expense	21,395	17,680
Equity in earnings of joint ventures	(15,480)	(18,397)
(Gain) loss on early extinguishment of debt	(1,756)	2,960
Other (income) expense, net	931	(745)
	5,090	1,498
Income before income taxes	21,439	38,070
Income tax expense	1,093	12,316
Net income	$20,346	$25,754

Basic and diluted net income per share:
Basic net income per share	$0.22	$0.28
Diluted net income per share	$0.22	$0.27

Weighted-average number of shares used in per share calculations:
Basic shares	92,463	92,645
Diluted shares	93,959	94,420

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
Operating revenues:
Services	$428,592	$498,614
Sales	27,126	64,362
	455,718	562,976
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	249,905	282,914
Cost of sales (exclusive of depreciation and amortization)	20,385	46,551
Selling, general and administrative expenses	80,618	96,066
Employee termination costs	3,920	2,772
Depreciation and amortization	61,404	69,612
Operating income	39,486	65,061
Other (income) expense:
Interest expense	40,204	34,825
Equity in earnings of joint ventures	(30,578)	(35,256)
(Gain) loss on early extinguishment of long-term debt	(4,044)	2,960
Other income, net	(986)	(695)
	4,596	1,834
Income before income taxes	34,890	63,227
Income tax expense	39,734	20,810
Net income (loss)	$(4,844)	$42,417

Basic and diluted net income per share:
Basic net income (loss) per share	$(0.05)	$0.46
Diluted net income (loss) per share	$(0.05)	$0.45

Weighted-average number of shares used in per share calculations:
Basic shares	92,500	92,979
Diluted shares	92,500	94,473

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,844)	$42,417

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,404	69,612
Change in deferred income taxes	35,016	855
Stock-based compensation	18,618	16,128
Non-cash interest expense	8,402	8,735
Undistributed equity in earnings of joint ventures	(347)	(11,471)
Gain on early extinguishment of debt	(4,044)	2,960
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	32,514	(21,475)
Inventories	(2,456)	(4,307)
Accounts payable	(15,340)	595
Accrued liabilities	(11,457)	(6,128)
Other current assets and liabilities	12,857	4,772
Other	190	3,750
Net cash provided by operating activities	130,513	106,443

Cash flows from investing activities:
Capital expenditures	(6,019)	(8,062)
Wagering systems expenditures	(31,750)	(85,146)
Other intangible assets and software expenditures	(18,351)	(21,959)
Change in other assets and liabilities, net	1,026	(771)
Business acquisitions, net of cash acquired	(89,271)	(7,957)
Net cash used in investing activities	(144,365)	(123,895)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	—	(158,000)
Proceeds from issuance of long-term debt	259,687	796,179
Payment on long-term debt	(139,657)	(444,207)
Payment of financing fees	(8,594)	(14,190)
Purchases of treasury stock	(5,539)	(18,017)
Net proceeds from issuance of common stock	1,341	2,288
Net cash provided by financing activities	107,238	164,053
Effect of exchange rate changes on cash and cash equivalents	808	1,826
Increase in cash and cash equivalents	94,194	148,427
Cash and cash equivalents, beginning of period	140,639	29,403
Cash and cash equivalents, end of period	$234,833	$177,830

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of June 30, 2009, the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2009, the results of our operations for the three and six months ended June 30, 2009 and 2008 and our cash flows for the six months ended June 30, 2009 and 2008 have been made.  Management has evaluated subsequent events through the date of financial statement issuance on August 10, 2009.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on May 18, 2009 (which retrospectively adjusted portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to reflect a change in accounting principle to reflect our adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”).  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income (numerator)
Net income (loss)	$20,346	$25,754	$(4,844)	$42,417

Shares (denominator)
Weighted-average basic common shares outstanding	92,463	92,645	92,500	92,979
Effect of dilutive securities-stock rights	1,496	1,756	—	1,484
Effect of dilutive shares related to convertible debentures	—	19	—	10
Weighted-average diluted common shares outstanding	93,959	94,420	92,500	94,473

Basic and diluted per share amounts
Basic net income (loss) per share	$0.22	$0.28	$(0.05)	$0.46
Diluted net income (loss) per share	$0.22	$0.27	$(0.05)	$0.45

The weighted-average diluted common shares outstanding for the three months ended June 30, 2009 excludes the effect of approximately 6,257 weighted-average stock rights outstanding because their effect would be anti-dilutive.  For the six months ended June 30, 2009, there were no dilutive stock rights or shares related to our 0.75% convertible senior subordinated notes due 2024 (the “Convertible Debentures”), due to the net loss reported for the period.  The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2008 excludes the effect of approximately 3,505 and 4,235 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $142,379 in aggregate principal amount of the Convertible Debentures, is approximately 4,893.  The Convertible Debentures provide for net share settlement upon conversion.  In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During the second quarter of 2009, the average price of our common stock was lower than the conversion price of the Convertible Debentures.  Therefore, no shares related to the Convertible Debentures were included in our weighted-average diluted common shares outstanding for the three months ended June 30, 2009.  During the second quarter of 2008, the average price of our common stock exceeded the conversion price of the Convertible Debentures.  For the three and six months ended June 30, 2008 we have included approximately 19 and 10 shares, respectively, related to our Convertible Debentures in our weighted-average diluted common shares outstanding.

(2) Operating Segment Information

We operate in three segments.  Our Printed Products Group provides lotteries with instant tickets and related services that include ticket design and manufacturing as well as value-added services, including game design, sales and marketing support, inventory management and warehousing and fulfillment services. Additionally, this division provides lotteries with access to a licensed property portfolio and manufactures prepaid phone cards for cellular phone service providers.  Our Lottery Systems Group offers online, instant and video lottery products and online and instant ticket validation systems. This division also provides transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminal hardware sales, central site computers and communication hardware sales and ongoing support and maintenance for these products.  Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and the pari-mutuel wagering industry.  The product offerings of the Diversified Gaming Group include server-based gaming machines, video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services, and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals.  This division also includes our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and six month periods ended June 30, 2009 and 2008, by reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended June 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$112,795	$55,003	$50,456	$218,254
Sales revenues	2,151	4,075	548	6,774
Total revenues	$114,946	$59,078	$51,004	$225,028

Cost of services (exclusive of depreciation and amortization)	$65,617	$27,895	$30,631	$124,143
Cost of sales (exclusive of depreciation and amortization)	1,928	2,486	549	4,963
Selling, general and administrative expenses	10,850	7,383	6,493	24,726
Depreciation and amortization	8,200	10,698	11,193	30,091
Segment operating income	$28,351	$10,616	$2,138	$41,105
Unallocated corporate costs				14,576
Consolidated operating income				$26,529

	Three Months Ended June 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$146,785	$61,332	$56,544	$264,661
Sales revenues	8,546	24,499	8,263	41,308
Total revenues	$155,331	$85,831	$64,807	$305,969

Cost of services (exclusive of depreciation and amortization)	$87,378	$31,183	$33,975	$152,536
Cost of sales (exclusive of depreciation and amortization)	5,641	20,899	3,167	29,707
Selling, general and administrative expenses	15,789	9,604	7,261	32,654
Depreciation and amortization	9,476	15,382	9,970	34,828
Segment operating income	$37,047	$8,763	$10,434	$56,244
Unallocated corporate costs				16,676
Consolidated operating income				$39,568

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

	Six Months Ended June 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$222,872	$107,071	$98,649	$428,592
Sales revenues	6,741	17,944	2,441	27,126
Total revenues	$229,613	$125,015	$101,090	$455,718

Cost of services (exclusive of depreciation and amortization)	$132,711	$56,770	$60,424	$249,905
Cost of sales (exclusive of depreciation and amortization)	4,529	14,294	1,562	20,385
Selling, general and administrative expenses	22,373	14,873	11,669	48,915
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	15,879	21,430	23,750	61,059
Segment operating income	$52,105	$17,523	$3,252	$72,880
Unallocated corporate costs				32,048
Corporate employee terminaion costs				1,346
Consolidated operating income				$39,486

	Six Months Ended June 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$274,011	$115,978	$108,625	$498,614
Sales revenues	17,217	32,263	14,882	64,362
Total revenues	$291,228	$148,241	$123,507	$562,976

Cost of services (exclusive of depreciation and amortization)	$158,191	$59,832	$64,891	$282,914
Cost of sales (exclusive of depreciation and amortization)	11,886	26,771	7,894	46,551
Selling, general and administrative expenses	30,758	18,882	14,044	63,684
Employee termination costs	2,772	—	—	2,772
Depreciation and amortization	19,452	30,356	19,255	69,063
Segment operating income	$68,169	$12,400	$17,423	$97,992
Unallocated corporate costs				32,931
Consolidated operating income				$65,061

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to the consolidated income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reported segment operating income	$41,105	$56,244	$72,880	$97,992
Unallocated corporate costs	(14,576)	(16,676)	(32,048)	(32,931)
Corporate employee termination costs	—	—	(1,346)	—
Consolidated operating income	26,529	39,568	39,486	65,061
Interest expense	(21,395)	(17,680)	(40,204)	(34,825)
Equity in income of joint ventures	15,480	18,397	30,578	35,256
Gain (loss) on early extinguishment of debt	1,756	(2,960)	4,044	(2,960)
Other income (expense), net	(931)	745	986	695
Income before income taxes	$21,439	$38,070	$34,890	$63,227

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 to our Consolidated Financial Statements in our Current Report on Form 8-K filed on May 18, 2009).

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium has a contract with the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery (the “Concession”).  The Concession commenced in mid-2004 and has an initial term of six years with a six-year extension option at the option of the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of the Concession, including any renewal term.  We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations.  We account for this investment using the equity method of accounting.  For the three and six months ended June 30, 2009, we recorded income of $12,462 and $26,577, respectively, representing our share of the earnings of CLN in each period.  For the three and six months ended June 30, 2008, we recorded income of $15,846 and $30,962, respectively, representing our share of the earnings of the consortium for the indicated periods. During the second quarter of 2009, we received a cash distribution of approximately $28.0 million from CLN.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(4) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$20,346	$25,754	$(4,844)	$42,417
Other comprehensive income (loss):
Foreign currency translation gain	67,426	3,698	38,309	18,628
Gain on derivative financial instruments	909	—	801	—
Unrealized loss on investments	—	—	—	(181)
Other comprehensive income	68,335	3,698	39,110	18,447
Comprehensive income	$88,681	$29,452	$34,266	$60,864

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Parts and work-in-process	$31,714	$36,449
Finished goods	48,225	38,922
	$79,939	$75,371

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

(6) Long-Term Debt

On May 21, 2009, Scientific Games International, Inc. (“SGI”) issued $225,000 in aggregate principal amount of its 9.25% Senior Subordinated Notes due 2019 (the “2009 Notes”) at an issue price of 96.823% of the principal amount.  The 2009 Notes were issued pursuant to an indenture dated as of May 21, 2009 (the “2009 Notes Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

The 2009 Notes bear interest at the rate of 9.25% per annum, which accrues from May 21, 2009 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2009. The 2009 Notes mature on June 15, 2019, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2009 Notes Indenture.

SGI may redeem some or all of the 2009 Notes at any time prior to June 15, 2014 at a price equal to 100% of the principal amount of the 2009 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2009 Notes for cash at any time on or after June 15, 2014 at the prices specified in the 2009 Notes Indenture. In addition, at any time on or prior to June 15, 2012, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2009 Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company. Additionally, if a holder of the 2009 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then SGI will have the right to, subject to certain notice provisions set forth in the 2009 Notes Indenture, (1) require that holder to dispose of all or a portion of those Notes or (2) redeem the 2009 Notes of that holder at a redemption price calculated as set forth in the 2009 Notes Indenture. If the Company or SGI experiences specific kinds of changes in control or the Company or any of its restricted subsidiaries sells certain of its assets, then SGI must offer to repurchase the 2009 Notes on the terms set forth in the 2009 Notes Indenture.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

The 2009 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt and rank senior to all of SGI’s future debt that is expressly subordinated to the 2009 Notes.  The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The 2009 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The guarantees of the 2009 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2009 Notes. The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The 2009 Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2009 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or SGI, all outstanding Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the 2009 Notes to be due and payable immediately.

The 2009 Notes were issued in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, (the “Securities Act”) and to persons outside the United States under Regulation S under the Securities Act.  In connection with the issuance of the 2009 Notes, SGI, the Company, the Company’s subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, entered into a registration rights agreement, dated May 21, 2009 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2009 Notes, that they will file with the Securities and Exchange Commission (the “SEC”) within 90 days after the date the 2009 Notes are issued, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2009 Notes for an issue of SEC-registered notes (the “2009 Exchange Notes”) with terms identical to the 2009 Notes (except that the 2009 Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).

Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2009 Notes and to keep that shelf registration statement effective until the first anniversary of the date such shelf registration statement becomes effective, or such shorter period that will terminate when all Notes covered by the shelf registration statement have been sold. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on the second anniversary of the date of the Registration Rights Agreement.

If the exchange offer registration statement is not filed within 90 days after the date the 2009 Notes are issued, or the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before February 15, 2010 (subject to the right of the Company to extend such date by up to 90 additional days under customary “blackout” provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual interest rate borne by the 2009 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the 2009 Notes were originally issued.

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw Limited (“Global Draw”) related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60,600, of which approximately £30,500 was paid in May 2009.  Approximately £28,100 of the total amount payable was deferred under the terms of two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2,000 is expected to be paid by September 30, 2009.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

The promissory note issued to the principal selling shareholder, which was executed on May 7, 2009 by Scientific Games Luxembourg Finance S.a.r.l. (“SGLF”), an indirect 100%-owned subsidiary of the Company, has a principal amount of approximately £26,000 and bears simple interest at the rate of 6.90% per annum, which interest is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on June 30, 2009.  The note matures on May 7, 2011.  Although not required to do so (except in connection with an event of default as described below), SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty.  The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI).  Such guaranty represents “senior debt” as that term is defined in the indentures governing the Company’s 6.25% Senior Subordinated Notes due 2012, the Convertible Debentures, SGI’s 7.875% Senior Subordinated Notes due 2016 and the 2009 Notes.

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

The terms of the promissory notes issued to key management of Global Draw and the related guaranties are substantially identical to the note and guaranties described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

On March 27, 2009, we and our 100%-owned subsidiary, SGI, entered into an amendment (the “Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent  The purpose of the Amendment was to provide the Company with additional operating and financing flexibility.

Under the Amendment, (i) up to approximately $18,800 in certain charges incurred and reserves created in the fourth quarter of 2008, (ii) up to $15,000 of certain charges that may be incurred during the 12-month period commencing on March 1, 2009, including charges in connection with cost-reduction initiatives, and (iii) certain costs and fees incurred in connection with the Amendment, will be added back to “Consolidated EBITDA” for purposes of calculating the “Consolidated Leverage Ratio” and the “Consolidated Senior Debt Ratio” (as such terms are defined under the Credit Agreement).  In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of Convertible Debentures may require the Company to repurchase their Convertible Debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60,000 of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement).  Accordingly, the promissory notes described above that were issued to the principal selling shareholder and key management of Global Draw will not be included as Indebtedness in the calculation of Consolidated Total Debt for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio prior to the Convertible Debenture Repurchase Date.

In conjunction with the promissory notes issued to defer payment of a portion of the Global Draw earn-out, the revolving credit facility and the term loan facility under the Credit Agreement will mature (if earlier than the date that would otherwise apply under the terms of the Credit Agreement) on February 7, 2011 unless on such date no such promissory notes remain outstanding or the sum of the aggregate available revolving commitments under the Credit Agreement plus unrestricted cash and cash equivalents of SGI and the guarantors under the Credit Agreement is not less than $50,000 in excess of the amount required to repay in full such outstanding promissory notes.

Under the Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the Convertible Debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the Convertible Debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt”, or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125,000 of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the Convertible Debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds there from pursuant to a reinvestment notice).  The 2009 Notes constitute “Permitted Additional Subordinated Debt” and, as such, the net cash proceeds from the issuance of such notes (approximately $212,000) will be included in the “Debenture Reserve Amount.”

The Amendment will increase each of the interest rates set forth in the pricing grid in the Credit Agreement by 0.25% such that, depending upon the Consolidated Leverage Ratio, the interest rate will vary from 2.00% to 3.00% above LIBOR for eurocurrency loans, and 1.00% to 2.00% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.  Notwithstanding the foregoing, from the Effective Date (as defined in the Credit Agreement) until the date the compliance certificate for the third fiscal quarter of 2009 is delivered pursuant to the Credit Agreement, the applicable margin for eurocurrency loans will be deemed to be 3.00% and the applicable margin for base rate loans will be deemed to be 2.00%.

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

On June 30, 2009, we had $199,439 of availability under our revolving credit facility.  There were no borrowings and $50,561 in outstanding letters of credit under our revolving credit facility as of June 30, 2009.

We were in compliance with our debt covenants as of June 30, 2009.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During the three and six months ended June 30, 2009, we repurchased approximately $84,403 and $131,403, respectively, in aggregate principal amount of our Convertible Debentures for approximately $81,722 and $124,003, respectively, in cash under our previously announced Convertible Debenture repurchase program.  During the three and six months ended June 30, 2009, we recognized a gain on early extinguishment of debt related to the Convertible Debentures of approximately $1,401 and $3,689, respectively, from the Convertible Debenture repurchase program. Between July 1, 2009 and August 10, 2009, we repurchased approximately $26,847 in aggregate principal amount of the Convertible Debentures for approximately $26,279 in cash under our previously announced Convertible Debenture repurchase program.  During the three months ended June 30, 2009, we repurchased approximately $12,925 in aggregate principal amount of our 6.25% senior subordinated notes due 2012 (the “2004 Notes”) for approximately $12,396 cash under our previously announced 2004 Notes repurchase program.  During the three months ended June 30, 2009, we recognized a gain on early extinguishment of debt related to the 2004 Notes of approximately $355.

During the second quarter of 2009, in connection with repurchases made during the first half of 2009 under our Convertible Debenture repurchase program, we unwound a corresponding portion of the convertible bond hedge and warrant option transactions that we entered into in December 2004 in connection with the original issuance of the Convertible Debentures such that the number of call options held by us under the bond hedge was reduced from 275 to approximately 144 and the number of warrants held by the warrant counterparties was reduced from approximately 9,450 to approximately 4,893.  We received a net cash settlement of approximately $1,204 during the three months ended June 30, 2009 as a result of this unwinding of a portion of the convertible bond hedge and warrant option transactions.  For additional information on the bond hedge and warrants, refer to Note 8 of the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on May 18, 2009.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

The adoption of FSP APB 14-1 had the following effect on our Consolidated Statements of Operations for the three and six months ended June 30, 2008:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense	$14,419	$17,680	$3,261	$28,303	$34,825	$6,522
Income tax expense	12,335	12,316	(19)	20,846	20,810	(36)
Net income	28,996	25,754	(3,242)	48,903	42,417	(6,486)
Basic net income per share	$0.31	$0.28	$(0.03)	$0.53	$0.46	$(0.07)
Diluted net income per share	$0.31	$0.27	$(0.04)	$0.52	$0.45	$(0.07)

The adoption of FSP APB 14-1 had the following effect on our Consolidated Balance Sheet as of December 31, 2008:

	December 31, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Other assets and investments	$317,818	$317,039	$(779)
Long-term debt, excluding current installments	1,216,264	1,196,083	(20,181)
Additional paid-in capital	561,202	628,356	67,154
Accumulated earnings	105,811	58,059	(47,752)

As of January 1, 2008, the cumulative effect of the change in accounting principle on accumulated earnings and additional paid-in capital was approximately $34,800 and $67,200, respectively.

The adoption of FSP APB 14-1 had the following effect on our Consolidated Statement of Cash Flows for the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Cash flows from operating activities:
Net income	$48,903	$42,417	$(6,486)
Change in deferred income taxes	891	855	(36)
Non-cash interest expense	2,213	8,735	6,522

As of June 30, 2009 and December 31, 2008, the equity component of the Convertible Debentures under FSP APB 14-1 was approximately $64,173 and $68,592, respectively.  The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
Principal	$142,379	$273,782
Unamortized discount	(6,825)	(20,181)
Net carrying amount	$135,554	$253,601

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

As of June 30, 2009, the remaining discount will be amortized over a period of approximately 11 months.  The conversion price of the remaining $142,379 in aggregate principal amount of the Convertible Debentures is $29.10 and the aggregate number of shares that we could be obligated to issue upon conversion is approximately 4,893.

The effective interest rate on the liability component of the Convertible Debentures is approximately 6.25% for the three and six months ended June 30, 2009 and 2008.  The amount of interest cost recognized for the contractual interest coupon during the three and six months ended June 30, 2009 was approximately $403 and $896, respectively.  The amount of interest cost recognized for the contractual interest coupon during the three and six months ended June 30, 2008 was approximately $513 and $1,026, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Debentures during the three months and six ended June 30, 2009 was approximately $2,784 and $6,085, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Debentures during the three and six months ended June 30, 2008 was approximately $3,362 and $6,724, respectively.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities,” SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of June 30, 2009, the Hedge was measured at a fair value of $4,099 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the consolidated balance sheet.

We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt.  Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations.  During the quarter ended June 30, 2009, we recorded a gain of approximately $909 in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of June 30, 2009 and December 31, 2008.  Amortizable intangible assets are amortized over their estimated useful lives, as indicated below, with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2009
Amortizable intangible assets:
Patents	$12,140	$(3,429)	$8,711
Customer lists	29,658	(16,428)	13,230
Customer service contracts	3,940	(2,668)	1,272
Licenses	63,810	(37,145)	26,665
Intellectual property	18,588	(14,710)	3,878
Lottery contracts	27,965	(27,866)	99
	156,101	(102,246)	53,855
Non-amortizable intangible assets:
Trade name	37,791	(2,118)	35,673
Connecticut off-track betting system operating right	36,058	(8,319)	27,739
	73,849	(10,437)	63,412
Total intangible assets	$229,950	$(112,683)	$117,267

Balance as of December 31, 2008
Amortizable intangible assets:
Patents	$11,563	$(2,871)	$8,692
Customer lists	28,772	(14,044)	14,728
Customer service contracts	3,892	(2,505)	1,387
Licenses	60,237	(32,615)	27,622
Intellectual property	17,057	(11,425)	5,632
Lottery contracts	27,926	(27,498)	428
	149,447	(90,958)	58,489
Non-amortizable intangible assets:
Trade name	37,285	(2,118)	35,167
Connecticut off-track betting system operating right	35,609	(8,319)	27,290
	72,894	(10,437)	62,457
Total intangible assets	$222,341	$(101,395)	$120,946

The aggregate intangible amortization expense for the three and six months ended June 30, 2009 was approximately $4,300 and $9,200, respectively.  The aggregate intangible amortization expense for the three and six months ended June 30, 2008 was approximately $7,000 and $14,900, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2008 to June 30, 2009.  In 2009, we recorded (a) a $86,937 increase in goodwill associated with the final purchase price adjustment in accordance with the Global Draw earn-out, as defined, and (b) an increase in goodwill of $29,743 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2008	$324,245	$190,341	$142,625	$657,211
Adjustments	3,427	1,210	112,043	116,680
Balance as of June 30, 2009	$327,672	$191,551	$254,668	$773,891

(9) Pension and Other Post-Retirement Plans

We have defined benefit pension plans for our U.S.-based union employees, our U.K.-based union employees, and certain Canadian-based employees (the “U.S. Plan,” the “U.K. Plan” and the “Canadian Plan,” respectively).  Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees.  Retirement benefits under the U.K. Plan are based on an employee’s average compensation over the two years preceding retirement.  Retirement benefits under the Canadian Plan are generally based on the number of years of credited service.  Our policy is to fund the minimum contribution permissible by the respective tax authorities.

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of net periodic pension benefit cost:
Service cost	$371	$713	$742	$1,426
Interest cost	1,052	1,366	2,104	2,732
Expected return on plan assets	(888)	(1,440)	(1,777)	(2,880)
Amortization of actuarial gains	119	280	238	560
Amortization of prior service costs	11	11	22	22
Net periodic cost	$665	$930	$1,329	$1,860

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(10) Income Taxes

The effective tax rates of 5.1% and 113.9%, respectively, for the three and six months ended June 30, 2009 were determined using an estimated annual effective tax rate.  The effective tax rate for the three and six months ended June 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits and the release of certain FIN 48 reserves related to tax settlements in the second quarter.  The effective tax rates of 32.4% and 32.9%, respectively, for the three and six months ended June 30, 2008 were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to earnings from operations outside the United States.

At December 31, 2008, the Company had a deferred tax asset for its foreign tax credit (“FTC”) carry forward of approximately $40,400.  The Company has been and will continue to explore tax planning strategies to use all of its FTC but at March 31, 2009, the Company established a valuation allowance of approximately $33,833 against the FTC deferred tax asset to reduce the asset to the net amount management estimates is “more likely than not” to be realized.

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

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended June 30, 2009 and during the fiscal year ended December 31, 2008:

	Three Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2009	2008
Shares outstanding as of beginning of period	92,286	93,414
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	356	655
Shares repurchased into treasury stock	—	(1,468)
Shares outstanding as of end of period	92,642	92,601

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation

As of June 30, 2009, we had approximately 3,033 shares available for grants of equity awards under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	7,378	6.0	$21.03	$21,516
Granted	850		12.23
Exercised	(23)		5.88	146
Cancelled	(115)		22.89
Options outstanding as of March 31, 2009	8,090	6.0	$20.12	$10,927
Granted	30		12.41
Exercised	(193)		8.31	1,750
Cancelled	(309)		26.10
Options outstanding as of June 30, 2009	7,618	5.9	$20.14	$18,891

Options exercisable as of June 30, 2009	4,307	4.1	$17.84	$15,963

The weighted-average grant date fair value of options granted during the three months ended June 30, 2009 and March 31, 2009 was $6.00 and $5.74, respectively.  For the three and six months ended June 30, 2009, we recognized equity-based compensation expense of approximately $3,000 and $7,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $2,600, respectively.  For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $3,400 and $7,500, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $2,200, respectively.

As of June 30, 2009, we had unearned compensation of approximately $23,600 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2008	1,673	$28.30
Granted	973	$12.06
Vested	(273)	$28.16
Cancelled	(13)	$26.24
Non-vested units as of March 31, 2009	2,360	$21.88
Granted	68	$14.55
Vested	(177)	$29.59
Cancelled	(9)	$18.66
Non-vested units as of June 30, 2009	2,242	$21.00

For the three and six months ended June 30, 2009, we recognized equity-based compensation expense of approximately $4,300 and $10,800, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,700 and $4,200, respectively.  For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $4,200 and $8,600, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,300 and $2,600, respectively.  As of June 30, 2009, we had unearned compensation of approximately $36,300 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement, its 7.875% senior subordinated notes due 2016 (the “2008 Notes”) and the 2009 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the 2009 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$178,594	$1	$—	$65,389	$(9,151)	$234,833
Accounts receivable, net	—	74,080	36,887	72,569	—	183,536
Inventories	—	32,076	15,323	32,540	—	79,939
Other current assets	18,479	13,458	8,644	30,319	—	70,900
Property and equipment, net	2,109	190,782	122,394	259,473	—	574,758
Investment in subsidiaries	511,665	579,119	7,222	118,486	(1,216,492)	—
Goodwill	—	273,656	74,453	425,782	—	773,891
Intangible assets	—	44,237	60,190	12,840	—	117,267
Intercompany balances	313,901	—	54,035	—	(367,936)	—
Other assets	10,040	171,250	13,227	105,921	(6,101)	294,337
Total assets	$1,034,788	$1,378,659	$392,375	$1,123,319	$(1,599,680)	$2,329,461

Liabilities and stockholders’ equity
Current installments of long-term debt	$135,554	$5,500	$—	$37,566	$—	$178,620
Current liabilities	26,777	52,411	41,899	83,295	(9,151)	195,231
Long-term debt, excluding current installments	187,075	955,520	—	47,863	—	1,190,458
Other non-current liabilities	45,580	9,140	15,195	55,429	6	125,350
Intercompany balances	—	146,756	(9)	221,192	(367,939)	—
Stockholders’ equity	639,802	209,332	335,290	677,974	(1,222,596)	639,802
Total liabilities and stockholders’ equity	$1,034,788	$1,378,659	$392,375	$1,123,319	$(1,599,680)	$2,329,461

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

				Non-
	Parent		Guarantor	Guarantor	Eliminating
	Company	SGI	Subsidiaries	Subsidiaries	Entries	Consolidated
Assets
Cash and cash equivalents	$62,948	$204	$—	$79,016	$(1,529)	$140,639
Accounts receivable, net	—	85,395	45,032	82,060	—	212,487
Inventories	—	28,877	16,909	30,010	(425)	75,371
Other current assets	27,063	19,403	7,337	29,478	—	83,281
Property and equipment, net	2,294	185,560	133,024	255,201	(600)	575,479
Investment in subsidiaries	421,781	278,500	2,264	(931)	(701,614)	—
Goodwill	—	273,656	74,453	309,102	—	657,211
Intangible assets	—	44,774	61,036	15,136	—	120,946
Intercompany balances	562,105	—	—	—	(562,105)	—
Other assets	45,266	165,601	15,042	97,230	(6,100)	317,039
Total assets	$1,121,457	$1,081,970	$355,097	$896,302	$(1,272,373)	$2,182,453

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$5,500	$—	$37,884	$—	$43,384
Current liabilities	24,537	49,065	48,699	96,534	(1,535)	217,300
Long-term debt, excluding current	453,601	740,375	—	2,107	—	1,196,083
Other non-current liabilities	47,490	9,971	16,821	55,569	6	129,857
Intercompany balances	—	239,744	96,393	225,966	(562,103)	—
Stockholders’ equity	595,829	37,315	193,184	478,242	(708,741)	595,829
Total liabilities and stockholders’ equity	$1,121,457	$1,081,970	$355,097	$896,302	$(1,272,373)	$2,182,453

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$102,248	$31,209	$92,554	$(983)	$225,028
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	28,212	55,409	46,484	(999)	129,106
Selling, general and administrative expenses	13,322	11,856	3,741	10,192	21	39,132
Depreciation and amortization	170	8,934	8,007	13,150	—	30,261
Operating income	(13,492)	53,246	(35,948)	22,728	(5)	26,529
Interest expense	6,822	13,177	28	1,368	—	21,395
Other income	(5,539)	48,761	(63,194)	3,672	(5)	(16,305)
Income (loss) before equity in income of subsidiaries, and income taxes	(14,775)	(8,692)	27,218	17,688	—	21,439
Equity in income of subsidiaries	35,839	24,571	—	—	(60,410)	—
Income tax expense	718	1	26	348	—	1,093
Net income	$20,346	$15,878	$27,192	$17,340	$(60,410)	$20,346

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$136,502	$42,992	$127,077	$(602)	$305,969
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	111,757	(2,169)	73,277	(622)	182,243
Selling, general and administrative expenses	15,250	15,878	4,370	13,567	(15)	49,050
Depreciation and amortization	280	12,820	7,489	14,519	—	35,108
Operating income	(15,530)	(3,953)	33,302	25,714	35	39,568
Interest expense	13,857	3,032	10	781	—	17,680
Other income	(11,867)	(6,531)	3,937	(1,756)	35	(16,182)
Income (loss) before equity in income of subsidiaries, and income taxes	(17,520)	(454)	29,355	26,689	—	38,070
Equity in income of subsidiaries	50,048	27,002	—	—	(77,050)	—
Income tax expense	6,774	3,110	69	2,363	—	12,316
Net income	$25,754	$23,438	$29,286	$24,326	$(77,050)	$25,754

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$200,876	$63,392	$193,188	$(1,738)	$455,718
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	58,391	110,371	103,270	(1,742)	270,290
Selling, general and administrative expenses	29,039	24,491	7,462	19,614	12	80,618
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	344	17,648	16,844	26,568	—	61,404
Operating income	(30,729)	98,800	(71,718)	43,141	(8)	39,486
Interest expense	14,754	23,299	39	2,112	—	40,204
Other income	(28,316)	65,861	(74,664)	1,519	(8)	(35,608)
Income (loss) before equity in income of subsidiaries, and income taxes	(17,167)	9,640	2,907	39,510	—	34,890
Equity in income (loss) of subsidiaries	50,376	19,059	—	—	(69,435)	—
Income tax expense	38,053	(15)	121	1,575	—	39,734
Net income	$(4,844)	$28,714	$2,786	$37,935	$(69,435)	$(4,844)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$256,234	$78,787	$229,938	$(1,983)	$562,976
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	204,560	(9,584)	136,477	(1,988)	329,465
Selling, general and administrative expenses	31,108	29,500	8,381	27,112	(35)	96,066
Employee termination costs	—	2,772	—	—	—	2,772
Depreciation and amortization	549	25,674	15,774	27,615	—	69,612
Operating income	(31,657)	(6,272)	64,216	38,734	40	65,061
Interest expense	30,737	3,086	30	972	—	34,825
Other income	(12,810)	(21,992)	3,561	(1,790)	40	(32,991)
Income (loss) before equity in income of subsidiaries, and income taxes	(49,584)	12,634	60,625	39,552	—	63,227
Equity in income of subsidiaries	106,261	57,541	—	—	(163,802)	—
Income tax expense	14,260	3,109	295	3,146	—	20,810
Net income	$42,417	$67,066	$60,330	$36,406	$(163,802)	$42,417

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(28,954)	$63,936	$40,250	$55,281	$—	$130,513
Cash flows from investing activities:
Capital and wagering systems expenditures		(18,066)	(3,827)	(15,876)	—	(37,769)
Business acquisitions, net of cash acquired			(858)	(88,413)	—	(89,271)
Other assets and investments	(714)	(141,797)	(10,741)	(146,330)	282,257	(17,325)
Net cash provided by (used in) investing activities	(714)	(159,863)	(15,426)	(250,619)	282,257	(144,365)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(136,594)	215,102		41,522	—	120,030
Net proceeds from stock issue	1,341	(3,074)	139,821	145,509	(282,256)	1,341
Purchase of treasury stock	(5,539)				—	(5,539)
Payment of financing fees		(8,594)			—	(8,594)
Other, principally intercompany balances	286,106	(111,076)	(168,902)	(6,127)	(1)	—
Net cash provided by (used in) financing activities	145,314	92,358	(29,081)	180,904	(282,257)	107,238

Effect of exchange rate changes on cash	—	—	—	808	—	808

Increase (decrease) in cash and cash equivalents	115,646	(3,569)	(4,257)	(13,626)	—	94,194
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$178,595	$(3,365)	$(5,785)	$65,388	$—	$234,833

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months Ended June 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(33,134)	$23,716	$71,473	$44,388	$—	$106,443

Cash flows from investing activities:
Capital and wagering systems expenditures	(593)	(28,080)	(5,866)	(58,669)	—	(93,208)
Business acquisitions, net of cash acquired	—	—	(6,373)	(1,584)	—	(7,957)
Other assets and investments	7,972	(7,671)	(32,323)	(71,134)	80,426	(22,730)
Net cash provided by (used in) investing activities	7,379	(35,751)	(44,562)	(131,387)	80,426	(123,895)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(602,000)	749,992	—	45,980	—	193,972
Net proceeds from stock issue	(6,042)	3,817	(2,318)	87,522	(80,691)	2,288
Purchase of treasury stock	(18,017)	—	—	—	—	(18,017)
Payment of financing fees	—	(14,190)	—	—	—	(14,190)
Other, principally intercompany balances	765,148	(727,794)	(30,545)	(7,074)	265	—
Net cash provided by (used in) financing activities	139,089	11,825	(32,863)	126,428	(80,426)	164,053

Effect of exchange rate changes on cash	—	—	—	1,826	—	1,826

Increase (decrease) in cash and cash equivalents	113,334	(210)	(5,952)	41,255	—	148,427
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403
Cash and cash equivalents, end of period	$114,289	$(329)	$(6,220)	$70,090	$—	$177,830

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and six months ended June 30, 2009, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2008 included in our Current Report on Form 8-K filed on May 18, 2009.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues.  Additionally, the fourth quarter is the weakest quarter for Global Draw Limited (“Global Draw”) due to reduced wagering during the holiday season.  Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions and the size of the jackpots of lottery games such as Powerball® and Mega Millions in the quarter. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, changes in the way that we price our contracts, inventory ticket levels, lottery retail sales and general economic conditions.

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

In 2007, we entered into an arrangement to sell instant lottery tickets directly to the China Sports Lottery for a temporary period of time between March 2008 and December 2008.  During 2008, we recorded approximately $40.2 million in revenues from the China Sports Lottery as a result of this temporary arrangement.  Beginning in 2009, the China Sports Lottery began purchasing instant lottery tickets through our joint venture in CSG Lottery Technology (Beijing) Co. Ltd., of in which we own 49%.

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

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry.  Our product offering includes server-based gaming machines, VLTs, monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C AWP and SWP terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Games Media Limited (“Games Media”), our AWP and SWP terminal supplier in the U.K. pub market; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following analysis compares the results of operations for the quarter ended June 30, 2009 to the results of operations for the quarter ended June 30, 2008.

Overview

Revenue Analysis

For the quarter ended June 30, 2009, total revenue was $225.0 million compared to $306.0 million for the quarter ended June 30, 2008, a decrease of $81.0 million or 26%. Our service revenue for the quarter ended June 30, 2009 was $218.2 million compared to $264.7 million for the quarter ended June 30, 2008, a decrease of $46.5 million, or 18%. The decrease was primarily attributable to decreased revenues due to instant lottery tickets now sold in China by our joint venture rather than by us directly ($11.6 million), the impact of revised terms of previously announced lottery contract awards ($14.7 million), a decrease in our licensed property revenues ($9.2 million), decreased sales of instant lottery tickets internationally and domestically ($4.4 million), decreased revenue from our pari-mutuel business due to lower dollars wagered, or handle ($3.5 million) and a negative impact from foreign exchange rates ($12.6 million), partially offset by an increase in the sale of instant lottery tickets in Italy ($4.6 million), increased revenue from instant ticket validation services in China ($2.5 million) and increased service revenue from Global Draw and Games Media ($4.6 million).

Our sales revenue for the quarter ended June 30, 2009 was $6.8 million compared to $41.3 million for the quarter ended June 30, 2008, a decrease of $34.5 million or 84%. The decrease was primarily due to lower phone card sales revenue in the quarter ($6.2 million), lower hardware and software sales in Lottery Systems and Diversified Gaming ($25.1 million) and a negative impact from foreign exchange rates ($2.9 million).

Expense Analysis

Cost of services of $124.1 million for the quarter ended June 30, 2009 was $28.4 million or 19% lower than for the quarter ended June 30, 2008.  The decrease was primarily due to a decrease in costs due to instant lottery tickets now being produced in China by our joint venture rather than by us directly ($10.3 million), lower costs associated with our licensed properties business ($5.3 million), lower costs associated with the decreased sales of instant lottery tickets, savings related to the Company’s Profitability Improvement Program ($4.2 million), a decrease in costs from the Mexico online lottery contract ($2.1 million), lower costs associated with decreased revenue from our pari-mutuel and venue management business ($2.5 million) and the impact from foreign exchange rates ($7.2 million), partially offset by higher costs from increased service revenue from Global Draw and Games Media ($2.1 million).

Cost of sales of $5.0 million for the quarter ended June 30, 2009 was $24.7 million or 83% lower than for the quarter ended June 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter and lower costs associated with decreased Lottery Systems and Diversified Gaming hardware and software sales.

Selling, general and administrative expense of $39.1 million for the quarter ended June 30, 2009 was $10.0 million or 20% lower than for the quarter ended June 30, 2008. The decrease was primarily attributable to reduced incentive compensation costs ($2.5 million), savings realized from our Profitability Improvement Program ($2.6 million), the absence of the Global Draw employee earn-out bonus which was accrued, in part, in the second quarter of 2008 ($1.7 million), the absence of expenses associated with the retirement of a division president ($0.9 million), the absence of costs of the settlement with the California Horse Racing Board ($0.7 million) and a favorable impact from foreign exchange rates, offset by costs associated with a property tax settlement.

Depreciation and amortization expense of $30.3 million for the quarter ended June 30, 2009 decreased $4.8 million or 14% from the quarter ended June 30, 2008 primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico and Oklahoma online lottery contracts, partially offset by increased depreciation from our domestic pari-mutuel business.

Interest expense of $21.4 million for the quarter ended June 30, 2009 increased $3.7 million or 21% from the quarter ended June 30, 2008, primarily attributable to increased borrowings from the May 2009 issuance of 9.25% Senior Subordinated Notes and the June 2008 debt refinancing, partially offset by decreased borrowings from the repurchase of debt during the second quarter of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the Italian joint venture Consorzio Lotterie Nazionali (“CLN”) in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the earnings from CSG Lottery Technology (Beijing) Co. Ltd. (“CSG”), our share of the equity of Roberts Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the quarter ended June 30, 2009, our share of CLN’s income totaled $12.5 million compared to $15.8 million in the quarter ended June 30, 2008. The decrease in income for the quarter ended June 30, 2009 primarily reflects the negative impact of foreign exchange rates and lower retail sales.  For the quarters ended June 30, 2009 our share of the earnings of CSG was $1.7 million; there was no comparable amount in 2008.  For the quarters ended June 30, 2009 and 2008, our share of the earnings of RCN was $0.3 million and $0.9 million, respectively.  For the quarters ended June 30, 2009 and 2008, our share of the earnings of Guard Libang was $0.9 million and $1.4 million respectively.  On July 1, 2009, the Italian government promulgated a decree providing for a competitive tender process for the granting of up to four concessions to potential operators of the Gratta e Vinci instant ticket lottery for a nine-year term (subject to a performance evaluation of the concessionaire during the fifth year) following the termination of CLN’s current contract, subject to certain terms and conditions, including a potentially significant upfront payment obligation and a reduction in the commission rate from 12.75% to 11.9%.  The decree also contemplates the possibility that CLN maintains exclusive use of the current retail sales network until January 2012.  The tender process has not yet commenced.  In anticipation of the tender process, we have entered into a memorandum of understanding with the other members of CLN to participate in the tender process together.

Income tax expense was $1.1 million for the quarter ended June 30, 2009 compared to $12.3 million for the quarter ended June 30, 2008.  The effective income tax rates for the quarters ended June 30, 2009 and 2008 were 5.1% and 32.4% respectively.  The decrease in the effective tax rate for the three months ended June 30, 2009 was primarily due to certain FIN 48 reserves reversed in connection with tax settlements reached in the second quarter.  The effective tax rate for the quarter ended June 30, 2008 was less than the US federal statutory rate of 35% due to lower tax rates applicable to earnings on operations outside the United States.

Segment Overview

Printed Products

For the quarter ended June 30, 2009, total revenue for Printed Products was $114.9 million compared to $155.3 million for the quarter ended June 30, 2008, a decrease of $40.4 million or 26%. For the quarter ended June 30, 2009, service revenue for Printed Products was $112.8 million compared to $146.8 million in the corresponding period in the prior year, a decrease of $34.0 million or 23%. The decrease was primarily attributable to lower revenue due to instant lottery tickets now sold in China by our joint venture rather than by us directly ($11.6 million), the impact of the revised terms of previously announced lottery contract awards ($8.2 million), decreased licensed property revenues ($9.2 million), decreased sales of instant lottery tickets internationally and domestically ($4.4 million) and a negative impact from foreign exchange rates ($4.7 million).  The decrease was partially offset by an increase in the sale of instant lottery tickets in Italy ($4.6 million).

Printed Products sales revenue for the quarter ended June 30, 2009 was $2.2 million compared to $8.5 million for the quarter ended June 30, 2008, a decrease of $6.3 million or 74%. The decrease was primarily the result of lower phone card sales revenue in the quarter ($6.2 million) and a negative impact of foreign exchange rates ($0.2 million).

Cost of services of $65.6 million for the quarter ended June 30, 2009 was $21.8 million or 25% lower than for the quarter ended June 30, 2008. The decrease was primarily due to a decrease in costs due to tickets now being produced in China by our joint venture rather than by us directly ($10.3 million), lower costs associated with our licensed properties business ($5.3 million), lower costs associated with the decreased sales of instant lottery tickets, savings related to the Company’s Profitability Improvement Program and the impact from foreign exchange rates ($3.9 million).

Cost of sales of $1.9 million for the quarter ended June 30, 2009 was $3.7 million or 66% lower than for the quarter ended June 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter.

Selling, general and administrative expense of $10.9 million for the quarter ended June 30, 2009 was $4.9 million or 31% lower than for the quarter ended June 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs and savings realized from our Profitability Improvement Program.

Depreciation and amortization expense of $8.2 million for the quarter ended June 30, 2009 decreased $1.3 million or 14% compared to the quarter ended June 30, 2008, primarily due to reduced depreciation and amortization from our domestic and international contracts.

Lottery Systems

For the quarter ended June 30, 2009, total revenue for Lottery Systems was $59.1 million compared to $85.8 million for the quarter ended June 30, 2008, a decrease of $26.7 million or 31%. Lottery Systems service revenue for the quarter ended June 30, 2009 was $55.0 million compared to $61.3 million for the quarter ended June 30, 2008, a decrease of $6.3 million or 10%. The decrease was primarily due to the revised terms of our online lottery contracts ($6.5 million), decreased revenues from the loss of the South Carolina online lottery contract ($1.4 million) and a negative impact from foreign exchange rates ($1.5 million), partially offset by increased revenue from instant ticket validation services in China ($2.5 million).

Lottery Systems sales revenue for the quarter ended June 30, 2009 was $4.1 million compared to $24.5 million for the quarter ended June 30, 2008, a decrease of $20.4 million or 83%.  The decrease was primarily due to lower sales of Lottery Systems hardware and software in 2009 ($18.9 million) and a negative impact from foreign exchange rates ($1.1 million).

Cost of services of $27.9 million for the quarter ended June 30, 2009 was $3.3 million or 11% lower than for the quarter ended June 30, 2008. The decrease was primarily due to decreased costs from the Mexico online lottery contract ($2.1 million), decreased costs related to the loss of our South Carolina online lottery contract ($0.9 million) and the impact of foreign exchange rates ($0.5 million).

Cost of sales of $2.5 million for the quarter ended June 30, 2009 was $18.4 million or 88% lower than for the quarter ended June 30, 2008, primarily due to fewer lottery hardware and software sales in 2009.

Selling, general and administrative expense of $7.4 million for the quarter ended June 30, 2009 was $2.2 million or 23% lower than for the quarter ended June 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs, the absence of expenses associated with the retirement of a division president and savings realized from our Profitability Improvement Program.

Depreciation and amortization expense of $10.7 million for the quarter ended June 30, 2009 decreased $4.7 million or 31% compared to the quarter ended June 30, 2008, primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico and Oklahoma online lottery contracts.

Diversified Gaming

For the quarter ended June 30, 2009, total revenue for Diversified Gaming was $51.0 million compared to $64.8 million for the quarter ended June 30, 2008, a decrease of $13.8 million or 21%. Diversified Gaming service revenue for the three months ended June 30, 2009 was $50.5 million compared to $56.5 million for the quarter ended June 30, 2008, a decrease of $6.0 million or 11%. The decrease in service revenue was primarily due to decreased revenue from our pari-mutuel and venue management business due to lower handle ($2.9 million) and a negative impact from foreign exchange rates ($6.5 million), partially offset by increased service revenue from Global Draw and Games Media ($4.6 million).

The Diversified Gaming sales revenue for the quarter ended June 30, 2009 was $0.5 million compared to $8.3 million for the quarter ended June 30, 2008, a decrease of $7.8 million or 94%.  The decrease was primarily due to the absence of a Global Draw content sale from 2008 ($2.4 million), decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals ($2.0 million), which are being deployed under revenue participation agreements, a negative impact from foreign exchange rates ($1.6 million) and a one-time sale of pari-mutuel terminals in 2008 ($1.8 million).

Cost of services of $30.6 million for the quarter ended June 30, 2009 was $3.4 million or 10% lower than for the quarter ended June 30, 2008. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($2.5 million) and the impact from foreign exchange rates ($2.8 million), partially offset by costs from increased service revenue from Global Draw and Games Media.

Cost of sales of $0.5 million for the quarter ended June 30, 2009 was $2.7 million or 84% lower than for the quarter ended June 30, 2008, primarily due to reduced sales from Games Media and Global Draw.

Selling, general and administrative expense of $6.5 million for the quarter ended June 30, 2009 was $0.8 million or 11% lower than for the quarter ended June 30, 2008. The decrease was primarily due to the absence of the Global Draw employee earn-out bonus which was accrued, in part, in the second quarter of 2008 ($1.7 million) and lower costs from Games Media, partially offset by increased costs from Global Draw and costs associated with a property tax settlement.

Depreciation and amortization expense of $11.2 million for the quarter ended June 30, 2009 increased $1.2 million or 12% from the quarter ended June 30, 2008, primarily due to increased depreciation from Games Media and our domestic pari-mutuel business.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following analysis compares the results of operations for the six months ended June 30, 2009 to the results of operations for the six months ended June 30, 2008.

Overview

Revenue Analysis

For the six months ended June 30, 2009, total revenue was $455.7 million compared to $563.0 million for the six months ended June 30, 2008, a decrease of $107.3 million or 19%. Our service revenue for the six months ended June 30, 2009 was $428.6 million compared to $498.6 million for the six months ended June 30, 2008, a decrease of $70.0 million, or 14%.  The decrease was primarily attributable to lower revenue due to tickets sold in China by our joint venture rather than by us directly ($12.4 million), the revised terms of previously announced lottery contract awards ($31.9 million), decreased licensed property revenues ($9.3 million), decreased revenue from our pari-mutuel and venue management business due to lower handle ($6.7 million) and a negative impact from foreign exchange rates ($23.8 million).  The decrease was partially offset by increased revenue from instant ticket validation services in China ($7.8 million) and increased service revenue from Global Draw and Games Media ($9.8 million).

Our sales revenue for the six months ended June 30, 2009 was $27.1 million compared to $64.4 million for the six months ended June 30, 2008, a decrease of $37.3 million or 58%.  The decrease was primarily the result of lower phone card sales revenue ($8.6 million), decreased Lottery Systems hardware and software sales in 2009 ($13.5 million), decreased hardware and software sales in our Diversified Gaming Group ($9.6 million) and a negative impact from foreign exchange rates ($6.4 million).

Expense Analysis

Cost of services of $249.9 million for the six months ended June 30, 2009 was $33.0 million or 12% lower than for the six months ended June 30, 2008.  The decrease was primarily due to a decrease in costs due to tickets now being produced in China by our joint venture rather than by us directly ($11.0 million), lower costs associated with our licensed properties ($3.0 million), savings related to the Company’s Profitability Improvement Program ($7.0 million), decreased costs from the Mexico online contract ($3.9 million), lower costs associated with decreased revenue from our pari-mutuel and venue management business ($4.3 million) and the impact from foreign exchange rates, partially offset by increased costs related to China ($1.9 million) and increased costs associated with increased service revenue from Global Draw and Games Media ($5.5 million).

Cost of sales of $20.4 million for the six months ended June 30, 2009 was $26.2 million or 56% lower than for the six months ended June 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales revenue, fewer Lottery Systems hardware and software sales, reduced sales from Games Media and Global Draw and the impact from foreign exchange rates.

Selling, general and administrative expense of $80.6 million for the six months ended June 30, 2009 was $15.5 million or 16% lower than for the six months ended June 30, 2008. The decrease was primarily attributable to reduced incentive compensation costs ($6.2 million), savings realized from our Profitability Improvement Program ($4.3 million), the absence of the Global Draw earn-out bonus which was accrued in part in the second quarter of 2008 ($3.4 million), the absence of expenses associated with the retirement of a division President ($0.9 million), the absence of costs of the settlement with the California Horse Racing Board ($0.7 million) and the favorable impact of foreign exchange rates, offset by costs associated with a property tax settlement.

Employee termination costs of $3.9 million for the six months ended June 30, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the six months ended June 30, 2008 were a result of the restructuring of our phone card business in the U.K.

Depreciation and amortization expense of $61.4 million for the six months ended June 30, 2009 decreased $8.2 million or 12% from the six months ended June 30, 2008 primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Oklahoma and Mexico online lottery contracts, partially offset by increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Interest expense of $40.2 million for the six months ended June 30, 2009 increased $5.4 million or 16% from the six months ended June 30, 2008, primarily attributable to increased borrowings from the May 2009 issuance of 9.25% Senior Subordinated Notes and the June 2008 debt refinancing, partially offset by decreased borrowings from the repurchase of debt during 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the Italian joint venture Consorzio Lotterie Nazionali (“CLN”) in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the earnings from CSG, our share of the equity of Roberts Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the six months ended June 30, 2009, our share of CLN’s income totaled $26.6 million compared to $31.0 million in the six months ended June 30, 2008. The decrease in income for the six months ended June 30, 2009 primarily reflects the negative impact of foreign exchange rates.  For the six months ended June 30, 2009 and 2008, our share of the earnings of CSG was $1.4 million and $0.0 million respectively.  For the six months ended June 30, 2009 and 2008, our share of the earnings of RCN was $1.3 million and $1.9 million, respectively.  For the six months ended June 30,

2009 and 2008, our share of the earnings of Guard Libang was $1.7 million and $2.3 million respectively.

Income tax expense was $39.7 million for the six months ended June 30, 2009 compared to $20.8 million for the six months ended June 30, 2008.  The effective income tax rates for the six months ended June 30, 2009 and 2008 were 113.9% and 32.9% respectively.  The effective rate for the six months ended June 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits.  The effective tax rate for the six months ended June 30, 2008 was less than the US federal statutory rate of 35% due to lower tax rates applicable to earnings on operations outside the United States.

Segment Overview

Printed Products

For the six months ended June 30, 2009, total revenue for Printed Products was $229.6 million compared to $291.2 million for the six months ended June 30, 2008, a decrease of $61.6 million or 21%. For the six months ended June 30, 2009, service revenue for Printed Products was $222.9 million compared to $274.0 million in the corresponding period in the prior year, a decrease of $51.1 million or 19%. The decrease was primarily attributable to lower revenue due to tickets now sold in China by our joint venture rather than by us directly ($12.4 million), the impact of the revised terms of previously announced lottery contract awards ($19.7 million), decreased licensed property revenues ($9.3 million) and a negative impact from foreign exchange rates ($9.6 million).

Printed Products sales revenue for the six months ended June 30, 2009 was $6.7 million compared to $17.2 million for the six months ended June 30, 2008, a decrease of $10.5 million or 61%. The decrease was primarily the result of lower phone card sales revenue ($8.8 million), decreased sales in Germany due to the closing of the Honsel facility in the first quarter of 2008 ($1.3 million) and a negative impact from foreign exchange rates ($0.3 million).

Cost of services of $132.7 million for the six months ended June 30, 2009 was $25.5 million or 16% lower than for the six months ended June 30, 2008. The decrease was primarily due to a decrease in costs due to tickets now being produced in China by our joint venture rather than by us directly ($11.0 million), lower costs associated with our licensed properties ($3.0 million), savings related to the Company’s Profitability Improvement Program and the impact from foreign exchange rates.

Cost of sales of $4.5 million for the six months ended June 30, 2009 was $7.4 million or 62% lower than for the six months ended June 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter, the decline of sales in Germany and the impact from foreign exchange rates.

Selling, general and administrative expense of $22.4 million for the six months ended June 30, 2009 was $8.4 million or 27% lower than for the six months ended June 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs, savings realized from our Profitability Improvement Program and decreased business development costs.

Employee termination costs of $2.0 million for the six months ended June 30, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the six months ended June 30, 2008 were a result of our restructuring of the phone card manufacturing in the U.K.

Depreciation and amortization expense of $15.9 million for the six months ended June 30, 2009 decreased $3.6 million or 18% compared to the six months ended June 30, 2008, primarily due to reduced depreciation and amortization from our domestic and international contracts.

Lottery Systems

For the six months ended June 30, 2009, total revenue for Lottery Systems was $125.0 million compared to $148.2 million for the six months ended June 30, 2008, a decrease of $23.2 million or 16%. Lottery Systems service revenue for the six months ended June 30, 2009 was $107.1 million compared to $116.0 million for the six months ended June 30, 2008, a decrease of $8.9 million or 8%. The decrease was primarily due to the revised terms of our online lottery contracts ($13.3 million), decreased revenues from the loss of the South Carolina online lottery contract ($2.7 million) and a negative impact from foreign exchange rates ($1.6 million), partially offset by increased revenue from instant ticket validation services in China ($7.8 million).

Lottery Systems sales revenue for the six months ended June 30, 2009 was $17.9 million compared to $32.3 million for the six months ended June 30, 2008, a decrease of $14.4 million or 45%.  The decrease was primarily due to decreased Lottery Systems hardware and software sales in 2009 ($12.2 million) and a negative impact from foreign exchange rates ($2.9 million).

Cost of services of $56.8 million for the six months ended June 30, 2009 was $3.0 million or 5% lower than for the six months ended June 30, 2008. The decrease was primarily due to decreased costs from the Mexico online lottery contract ($3.9 million), decreased costs related to the loss of our South Carolina online lottery contract ($1.7 million) and the effect of exchange rates ($0.5 million), partially offset by increased costs associated with the new Connecticut online contract ($1.2 million) and increased costs related to China.

Cost of sales of $14.3 million for the six months ended June 30, 2009 was $12.5 million or 47% lower than for the six months ended June 30, 2008, primarily due to fewer Lottery Systems hardware and software sales in 2009 and the impact of foreign exchange rates.

Selling, general and administrative expense of $14.9 million for the six months ended June 30, 2009 was $4.0 million or 21% lower than for the six months ended June 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs ($1.5 million), savings realized from our Profitability Improvement Program ($1.8 million), and the absence of expenses associated with the retirement of a division president ($0.9 million).

Depreciation and amortization expense of $21.4 million for the six months ended June 30, 2009 decreased $9.0 million or 30% compared to the six months ended June 30, 2008, primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico and Oklahoma online lottery contracts.

Diversified Gaming

For the six months ended June 30, 2009, total revenue for Diversified Gaming was $101.1 million compared to $123.5 million for the six months ended June 30, 2008, a decrease of $22.4 million or 18%. Diversified Gaming service revenue for the six months ended June 30, 2009 was $98.6 million compared to $108.6 million for the six months ended June 30, 2008, a decrease of $10.0 million or 9%. The decrease in service revenue was primarily due to decreased revenue from our pari-mutuel and venue management business due to lower handle ($6.7 million) and a negative impact from foreign exchange rates ($12.7 million), partially offset by increased service revenue from Global Draw and Games Media ($9.8 million).

The Diversified Gaming sales revenue for the six months ended June 30, 2009 was $2.4 million compared to $14.9 million for the six months ended June 30, 2008, a decrease of $12.5 million or 84%.  The decrease was primarily due to the absence of a Global Draw content sale from 2008 ($2.4 million), decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals ($6.1 million), which are being deployed under revenue participation agreements, a negative impact from foreign exchange rates ($3.2 million) and a one-time sale of pari-mutuel terminals in 2008 ($1.1 million).

Cost of services of $60.4 million for the six months ended June 30, 2009 was $4.5 million or 7% lower than for the six months ended June 30, 2008. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($4.3 million) and the impact from foreign exchange rates ($5.5 million), partially offset by increased costs associated with increased service revenue from Global Draw and Games Media ($5.5 million).

Cost of sales of $1.6 million for the six months ended June 30, 2009 was $6.3 million or 80% lower than for the six months ended June 30, 2008, primarily due to reduced sales from Games Media and Global Draw.

Selling, general and administrative expense of $11.7 million for the six months ended June 30, 2009 was $2.3 million or 16% lower than for the six months ended June 30, 2008. The decrease was primarily due to the absence of the Global Draw employee earn-out bonus which was accrued in part in the six months ended June 30, 2008 ($3.4 million) and lower costs from Games Media, partially offset by an increase in costs from Global Draw and costs associated with a property tax settlement.

Employee termination costs of $0.4 million for the six months ended June 30, 2009 were a result of our cost reduction initiatives.

Depreciation and amortization expense of $23.8 million for the six months ended June 30, 2009 increased $4.5 million or 23% from the six months ended June 30, 2008, primarily due to increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed on May 18, 2009.

Liquidity, Capital Resources and Working Capital

On May 21, 2009, Scientific Games International, Inc. (“SGI”) issued $225 million in aggregate principal amount of its 9.25% Senior Subordinated Notes due 2019 (the “2009 Notes”) at an issue price of 96.823% of the principal amount.  The 2009 Notes were issued pursuant to an indenture dated as of May 21, 2009 (the “2009 Notes Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

The 2009 Notes bear interest at the rate of 9.25% per annum, which accrues from May 21, 2009 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2009. The 2009 Notes mature on June 15, 2019, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2009 Notes Indenture.

SGI may redeem some or all of the 2009 Notes at any time prior to June 15, 2014 at a price equal to 100% of the principal amount of the 2009 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a “make whole” premium. SGI may redeem some or all of the 2009 Notes for cash at any time on or after June 15, 2014 at the prices specified in the 2009 Notes Indenture. In addition, at any time on or prior to June 15, 2012, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2009 Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company. Additionally, if a holder of the 2009 Notes is required to be licensed, qualified or found suitable under any applicable gaming laws or regulations and that holder does not become so licensed or qualified or is not found to be suitable, then SGI will have the right to, subject to certain notice provisions set forth in the 2009 Notes Indenture, (1) require that holder to dispose of all or a portion of those Notes or (2) redeem the 2009 Notes of that holder at a redemption price calculated as set forth in the 2009 Notes Indenture. If the Company or SGI experiences specific kinds of changes in control or the Company or any of its restricted subsidiaries sells certain of its assets, then SGI must offer to repurchase the 2009 Notes on the terms set forth in the 2009 Notes Indenture.

The 2009 notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI’s existing and future senior debt, rank equally with all of SGI’s existing and future senior subordinated debt and rank senior to all of SGI’s future debt that is expressly subordinated to the 2009 Notes.  The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The 2009 Notes are guaranteed on a senior subordinated unsecured basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The guarantees of the 2009 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2009 Notes. The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

The 2009 Notes Indenture contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

The 2009 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable) and provides that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency with respect to the Company or SGI, all outstanding Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding Notes may declare all the 2009 Notes to be due and payable immediately.

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60.6 million, of which approximately £30.5 million was paid in May 2009.  Approximately £28.1 million of the total amount payable was deferred under the terms of two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2.0 million is expected to be paid by September 30, 2009.

The promissory note issued to the principal selling shareholder, which was executed on May 7, 2009 by Scientific Games Luxembourg Finance S.a.r.l. (“SGLF”), an indirect 100%-owned subsidiary of the Company, has a principal amount of approximately £26,000 and bears simple interest at the rate of 6.90% per annum, which interest is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on June 30, 2009.  The note matures on May 7, 2011.  Although not required to do so (except in connection with an event of default as described below), SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty.  The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI).  Such guaranty represents “senior debt” as that term is defined in the indentures governing the Company’s 6.25% Senior Subordinated Notes due 2012, the Convertible Debentures, SGI’s 7.875% Senior Subordinated Notes due 2016 and the 2009 Notes.

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

The terms of the promissory notes issued to key management of Global Draw and the related guaranties are substantially identical to the note and guaranties described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

On March 27, 2009, we and our 100%-owned subsidiary, SGI, entered into an amendment (the “Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.  The purpose of the Amendment is to provide the Company with additional operating and financing flexibility.

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

In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of Convertible Debentures may require the Company to repurchase their Convertible Debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60,000 of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement). Accordingly, the promissory notes described above that were issued to the principal selling shareholder and key management of Global Draw will not be included as Indebtedness in the calculation of Consolidated Total Debt for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio prior to the Convertible Debenture Repurchase Date.

In conjunction with the promissory notes issued to defer payment of a portion of the Global Draw earn-out, the revolving credit facility and the term loan facility under the Credit Agreement will mature (if earlier than the date that would otherwise apply under the terms of the Credit Agreement) on February 7, 2011 unless on such date no such promissory notes remain outstanding or the sum of the aggregate available revolving commitments under the Credit Agreement plus unrestricted cash and cash equivalents of SGI and the guarantors under the Credit Agreement is not less than $50.0 million in excess of the amount required to repay in full such outstanding promissory notes.

Under the Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the Convertible Debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the Convertible Debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt” or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125.0 million of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the Convertible Debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds therefrom pursuant to a reinvestment notice). The 2009 Notes constitute “Permitted Additional Subordinated Debt” and, as such, the net cash proceeds from the issuance of such notes (approximately $212,000) will be included in the “Debenture Reserve Amount.”

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

We were in compliance with our covenants as of June 30, 2009.

As of June 30, 2009, we had approximately $199.4 million available for additional borrowing or letter of credit issuance under our revolving credit facility.  There were no borrowings and $50.6 million in outstanding letters of credit under our revolving credit facility as of June 30, 2009.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios or covenants.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise.  Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During the three and six months ended June 30, 2009, we repurchased approximately $84.4 million and $131.4 million, respectively, in aggregate principal amount of our Convertible Debentures for approximately $81.7 million and $124.0 million, respectively, in cash under our previously announced Convertible Debentures repurchase program. Between July 1, 2009 and August 10, 2009, we repurchased approximately $26.8 million in aggregate principal amount of the Convertible Debentures for approximately $26.3 million in cash under our previously announced Convertible Debentures repurchase program.  During the three months ended June 30, 2009, we repurchased approximately $12.9 million in aggregate principal amount of our 6.25% senior subordinated notes due 2012 (the “2004 Notes”) for approximately $12.4 million cash under our previously announced 2004 Notes Repurchase Program.

During the second quarter of 2009, in connection with repurchases made during 2009 under our Convertible Debenture repurchase program, we unwound a corresponding portion of the convertible bond hedge and warrant option transactions that we entered into in December 2004 in connection with the original issuance of the Convertible Debentures such that the number of call options held by us under the bond hedge was reduced from 275,000 to approximately 143,597 and the number of warrants held by the warrant counterparties was reduced from 9,450,171 to approximately 4,892,745.  We received a net cash settlement of approximately $1.2 million during the three months ended June 30, 2009 as a result of this unwinding of a portion of the convertible bond hedge and warrant option transactions.  For additional information on the bond hedge and warrants, refer to Note 8 of the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on May 18, 2009.

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

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
	In thousands
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes (1)	$187,075	—	187,075	—	—
Long-term debt, 0.75% convertible debentures (1) (2)	142,379	142,379	—	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, 9.25% notes (3)	225,000	—	—	—	225,000
Long-term debt, term loan (1)	543,125	5,500	11,000	526,625	—
Global Draw promissory notes	45,493	—	45,493	—	—
Unsecured borrowings denominated in RMB (1)	37,504	37,504	—	—	—
Other long-term debt	2,432	62	1,622	504	244
Interest expense (4)	388,867	74,478	139,221	102,041	73,127
Contractual capital requirements	23,600	23,600	—	—	—
SERP payout (5)	15,793	10,141	5,652	—	—
Operating leases	78,313	16,152	26,811	20,537	14,813
Other long-term liabilities (6)	23,046	—	5,036	5,709	12,301
Total contractual obligations	$1,912,627	309,816	421,910	655,416	525,485

(1)           Refer to Note 8 to the Consolidated Financial Statements in our Current Report on Form 8-K filed on May 18, 2009 for information regarding long-term and other debt.

(2)           The Convertible Debentures are due in 2024.  However, these Convertible Debentures will require cash payment before that date if holders of these Convertible Debentures elect to exercise their right to require us to repurchase their Convertible Debentures or elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(3)           Refer to Note 6 of the Consolidated Financial Statements for the quarter ended June 30, 2009 for information regarding the 9.25% notes and the Global Draw earn-out promissory notes.

(4)           Based on rates in effect at June 30, 2009.

(5)          See Note 13 the Consolidated Financial Statements in our Current Report on Form 8-K filed on May 18, 2009.

(6)           We have excluded approximately $13.5 million of pension plan liabilities, deferred compensation liabilities of approximately $19.7 million and the liability for uncertain tax positions of $19.7 million at June 30, 2009.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the Consolidated Statements of Operations. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. In the next year, we are obligated under our contract with the China Sports Lottery to purchase approximately 40,000 instant ticket validation machines for a total cost of approximately $23.6 million. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

As of June 30, 2009, our available cash and borrowing capacity totaled $434.2 million compared to $330.8 million as of December 31, 2008. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $94.2 million increase in our available cash from the December 31, 2008 level principally reflects the net cash provided by operating activities for the six months ended June 30, 2009 of $130.5 million along with $120.0 million of net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $55.1 million and acquisition related payments of $89.3 million. The $130.5 million of net cash provided by operating activities is derived from approximately $114.4 million of net cash provided by operations and approximately $16.1 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable and prepaids, deposits and other current assets, partially offset by an increase in inventory and decreases in accounts payable and other current liabilities.  Capital expenditures were $6.0 million in the six months ended June 30, 2009 compared to $8.1 million in the corresponding period in 2008. Wagering system expenditures totaled $31.8 million in the six months ended June 30, 2009 compared to $85.1 million in the corresponding period in 2008, and consisted primarily of our lottery contracts in Pennsylvania and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures during the six months ended June 30, 2009 consisted primarily of licensed properties, lottery contracts in Pennsylvania and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2009, approximately 68% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

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

Principal Amount by Expected Maturity — Average Interest Rate

June 30, 2009

(Dollars in thousands)

	Twelve Months Ended June 30
	2010	2011	2012	2013	2014	Thereafter	Total	FMV
Debt at fixed interest rates	$179,945	45,609	1,506	287,204	375	425,244	939,883	917,835
Weighted-average interest rates	1.7%	6.9%	2.7%	6.3%	1.4%	8.6%	6.5%

Debt at variable interest rates	$5,500	5,500	5,500	426,625	—	—	443,125	438,694
Weighted-average interest rates	3.8%	3.8%	3.8%	3.8%	0.0%	0.0%	3.8%

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

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

We also face increased price competition in the online lottery market from our two principal competitors.  Since late 2007, the lottery authorities in South Carolina, West Virginia and South Dakota awarded new online lottery contracts to our competitors.  Our online lottery contracts with South Carolina, West Virginia and South Dakota terminated on November 15, 2008, June 27, 2009 and August 2, 2009, respectively.  We also compete in the international instant ticket lottery market with low-price, low-quality printers in a regulated environment where competition laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

Pricing pressures and potential privatization of some lotteries may also change the manner in which online and instant ticket contracts are awarded and the profitability of those contracts.  Any future success of our lottery business will also depend, in part, on the success of the lottery industry in attracting and retaining players in the face of increased competition for these players’ entertainment dollars, as well as our own success in developing innovative products and systems to achieve this goal.  Our failure to achieve this goal could reduce revenues from our lottery operations.  As a result of pressures on state and other government budgets, other forms of gaming may be legalized, which could adversely impact our business.

We also operate in competitive markets in other parts of our business.  Our pari-mutuel business faces competition from other operators, other gaming venues such as casinos and state-sponsored lotteries and other forms of legal and illegal gaming.  The market for pari-mutuel wagering has seen declines over a period of years and the continuing popularity of horse and dog racing is important to the operating results of our pari-mutuel business.  Our other gaming-related businesses face competition from other vendors and illegal operators, as well as changes in law and regulation that can affect our future profitability.  In our prepaid phone card business, we are operating in a period of intense price-based competition, which may continue to negatively affect our revenues and operating margins.  Moreover, the cellular telephone industry is undergoing technological changes such that other technologies, including electronic commerce, could impact our growth opportunities and our customer relationships.

Recent changes to certain contracts and other aspects of our business, together with the current economic slowdown and adverse foreign currency exchange rate fluctuations, have adversely affected our results of operations and may continue to do so.

Over the past several quarters, we have changed the pricing and pricing structure of certain of our lottery contracts and, in 2009, began selling instant lottery tickets in China through our joint venture rather than directly.  These changes, together with the current global economic slowdown and adverse foreign currency exchange rate fluctuations, have had and may continue to have a negative effect on our results of operations.  For example, our revenues in the first half of 2009 decreased approximately $107.0 million, or 19%, compared to the same period in 2008.  We expect these factors that negatively impacted our results in the first half of 2009 to continue to do so into at least the third quarter of 2009.

In addition, we cannot predict the effect that the global economic slowdown will have on us as it also impacts our customers, vendors and business partners.  We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector.  However, there can be no assurance that the continuation or worsening of the current economic slowdown will not negatively impact the lottery or wide area gaming businesses.

We are heavily dependent on our ability to renew our long-term contracts with our customers and we could lose substantial revenue and profits if we are unable to renew certain of our contracts.

Generally, our contracts are for initial terms of one to five years, with optional renewal periods.  Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process.  Since late 2007, the lottery authorities in South Carolina, West Virginia and South Dakota awarded new online lottery contracts to our competitors.  Our revenues from our online contracts for South Carolina, West Virginia and South Dakota represented approximately $14.3 million, or approximately 1%, of our total 2008 revenues.

In addition, our contract with CLN, our largest customer, is scheduled to expire in 2010 concurrently with the scheduled expiration of CLN’s contract with the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery.  The Italian government recently promulgated a decree providing for a competitive tender process for the granting of up to four concessions to potential operators of the Gratta e Vinci instant ticket lottery for a nine-year term (subject to a performance evaluation of the concessionaire during the fifth year) following the termination of CLN’s current contract, subject to certain terms and conditions, including a potentially significant upfront payment obligation and a reduction in the commission rate from 12.75% to 11.9%.  The decree also contemplates the possibility that CLN maintains exclusive use of the current retail sales network until January 2012.  The tender process has not yet commenced.  In anticipation of the tender process, we have entered into a memorandum of understanding with the other members of CLN to participate in the tender process together.  There can be no assurance that CLN (or a similar vehicle) will be awarded a concession to continue to operate the instant ticket lottery following the termination of its current contract or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and other services under any future arrangements.

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

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs.  These obligations require a significant amount of cash.

Our online lottery, wide area gaming and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration.  Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities.  Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing at commercially acceptable terms to finance the initial up-front costs.  If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations. Moreover, we may not realize the return on investment that we anticipate under those contracts requiring significant up-front expenditures that we do win due to a variety of factors, including lower than anticipated retail sales and unanticipated regulatory developments or litigation.

As of June 30, 2009, we had total indebtedness of approximately $1,383.0 million, or approximately 68.4% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement, senior subordinated notes and convertible senior subordinated debentures.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we are unable to generate sufficient cash flow from operations in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital.  We cannot assure you that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.  Moreover, our existing or future debt agreements contain restrictive covenants that may prohibit us from adopting any of these alternatives.  Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

In addition, as described below, a substantial portion of our long-term indebtedness may accelerate and become due in 2010 unless certain actions are taken to eliminate the right of the holders of our convertible debentures to require us to redeem or repurchase such convertible debentures or our available liquidity exceeds the aggregate principal amount of such convertible debentures then outstanding plus $50 million.  During 2009, we have taken steps that we believe will allow us to address this potential acceleration event, including completing the offering of the 2009 Notes, deferring a portion of the Global Draw earn-out payment by issuing the Global Draw promissory notes and repurchasing approximately $158.2 million in aggregate principal amount of our convertible debentures (leaving approximately $115.6 million in aggregate principal amount of our convertible debentures currently outstanding).  Although we expect that we will be able to satisfy the conditions described above in a timely manner (including by having sufficient cash and liquidity) in light of the steps we have taken and intend to take, and thereby prevent the acceleration of such indebtedness, there can be no assurance that we will be able to do so.

Our credit facilities and the indentures governing our senior subordinated notes and our convertible debentures impose certain restrictions.  Failure to comply with any of these restrictions could result in acceleration of the maturity of our indebtedness.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

The operating and financial restrictions and covenants in our debt agreements, including our credit facilities and the indentures governing our senior subordinated notes and our convertible debentures, may adversely affect our ability to finance future operations or capital needs or to engage in new business activities.  Our credit facilities and/or indentures will restrict our ability to, among other things:

•      declare dividends or redeem or repurchase capital stock;

•      prepay, redeem or purchase other debt;

•      incur liens;

•      make loans, guarantees, acquisitions and investments;

•      incur additional indebtedness;

•      engage in sale and leaseback transactions;

•      amend or otherwise alter debt and other material agreements;

•      make capital expenditures;

•      engage in mergers, acquisitions or asset sales;

•      transact with affiliates; and

•      alter the business we conduct.

In addition, our credit facilities require us to maintain certain financial ratios.  As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.  Accordingly, these restrictions may limit our ability to successfully operate our business.  A failure to comply with the restrictions contained in the credit facilities or the indentures, or to maintain the financial ratios required by the credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness.  See Note 8 to our Consolidated Financial Statements for additional information regarding these financial ratios.

We cannot assure you that our future operating results will be sufficient to enable compliance with the covenants in our credit facilities, our indentures or other indebtedness or to remedy any such default.  In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the notes.

The holders of our convertible debentures have the right to require us to repurchase some or all of their convertible debentures in June 2010, and the Global Draw promissory notes and our 2012 notes will mature in May and June 2011 and December 2012, respectively.  The maturity of borrowings under our credit facilities will be accelerated to March 2010, February 2011 or September 2012, respectively, if certain conditions related to our convertible debentures, Global Draw promissory notes or 2012 notes, as applicable, are not satisfied.

Under the terms of our convertible debentures, the holders of the convertible debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest.  In connection with that repurchase right, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on March 1, 2010, unless one of the following conditions is met:

•      the right of holders of the convertible debentures to require the repurchase of their convertible debentures is eliminated on or prior to March 1, 2010;

•      the convertible debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under the credit facilities, for purposes of and in an amount sufficient to discharge all payment obligations with respect to the convertible debentures) on or prior to March 1, 2010; or

•      the sum of the aggregate unused and available revolving facility commitments plus unrestricted cash held by the Issuer and the guarantors on March 1, 2010 is not less than the sum of the principal amount of convertible debentures then outstanding plus $50 million.

In addition, the Global Draw promissory notes mature in May and June 2011. In connection with the anticipated maturity of the Global Draw promissory notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on February 7, 2011 unless either:

•      no such promissory notes remain outstanding on such date; or

•      the sum of the aggregate unused and revolving facility commitments plus unrestricted cash held by the Issuer and the guarantors on such date is not less than the sum of the principal amount of such promissory notes then outstanding plus $50.0 million.

In addition, our 2012 notes mature on December 15, 2012.  In connection with the anticipated maturity of the 2012 notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on September 15, 2012, unless either:

•      the 2012 notes are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent, for purposes of and in an amount sufficient to discharge the 2012 notes) on or prior to September 15, 2012; or

•      the sum of the aggregate unused and available revolving facility commitments plus unrestricted cash held by the Issuer and the guarantors on September 15, 2012 is not less than the sum of the principal amount of the 2012 notes then outstanding plus $50 million.

During 2009, we have taken steps that we believe will allow us to address the potential acceleration event with respect to our convertible debentures, including completing the offering of the 2009 Notes (and receiving net proceeds of $212.0 million after the original issue discount and fees and expenses), deferring a portion of the Global Draw earn-out payment by issuing the Global Draw promissory notes and repurchasing approximately $158.2 million in aggregate principal amount of our convertible debentures (leaving approximately $115.6 million in aggregate principal amount of our convertible debentures currently outstanding).  In light of the steps we have taken and intend to take, we expect that we will be able to satisfy the conditions described above with respect to our convertible debentures in a timely manner (including by having sufficient cash and liquidity to satisfy the liquidity condition described above), and thereby prevent the indebtedness under our credit facilities from becoming accelerated at March 1, 2010.  In addition, we expect to have enough cash and liquidity to retire all of our convertible debentures when holders have the right to require us to repurchase the convertible debentures in June 2010.  However, we cannot assure you that we will be able to satisfy the conditions set forth above or to repay any accelerated indebtedness under our credit facilities or repurchase the convertible debentures in 2010 or such later date as such repurchase may be required, or to repay the Global Draw promissory notes in May and June 2011 or the 2012 notes in 2012.

Our industry is subject to strict government regulations that may limit our existing operations and have a negative impact on our ability to grow.

In the U.S. and many other countries, lotteries, pari-mutuel and other forms of wagering must be expressly authorized by law.  Once authorized, such activities are subject to extensive and evolving governmental regulation.  Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction.  Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed.  Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement.  If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the particular jurisdiction.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects.  Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities.  Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, including the Gambling Act 2005 that took effect in Great Britain in September 2007, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.  Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation.

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

Some jurisdictions also require extensive personal and financial disclosure and background checks from persons and entities beneficially owning a specified percentage (typically 5% or more) of our equity securities.  The failure of these beneficial owners to submit to such background checks and provide required disclosure could jeopardize the award of a lottery contract to us or provide grounds for termination of an existing lottery contract.  Additional restrictions are often imposed by international jurisdictions in which we market our lottery systems on foreign corporations, such as us, seeking to do business in such jurisdictions.  In light of these regulations and the potential impact on our business, in 2007, our Board of Directors and our stockholders adopted an amendment to our restated certificate of incorporation that allows for the restriction of stock ownership by persons or entities who fail to comply with informational or other regulatory requirements under applicable gaming law, who are found unsuitable to hold our stock by gaming authorities or whose stock ownership adversely affect our ability to obtain, maintain, renew or qualify for a license, contract, franchise or other regulatory approval from a gaming authority.  The licensing procedures and background investigations of the authorities that regulate our businesses and the amendment may inhibit potential investors from becoming significant stockholders or inhibit existing shareholders from retaining or increasing their ownership.

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

Part of our corporate strategy is to continue to pursue expansion and acquisition opportunities in gaming and related businesses.  In connection with any such acquisitions, we could face significant challenges in managing and integrating the expanded or combined operations, including acquired assets, operations and personnel.  There can be no assurance that acquisition opportunities will be available on acceptable terms or at all or that we will be able to obtain necessary financing or regulatory approvals to complete potential acquisitions.  Our ability to succeed in implementing our strategy will depend to some degree upon the ability of our management to identify, complete and successfully integrate commercially viable acquisitions.  Acquisition transactions may disrupt our ongoing business and distract management from other responsibilities.

Our revenues fluctuate due to seasonal, weather and other variations and you should not rely upon our periodic operating results as indications of future performance.

Our pari-mutuel service revenues are subject to seasonal and weather variations.  The first and fourth quarters of the calendar year traditionally comprise the weakest period for our pari-mutuel wagering service revenue.  As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days.  Additionally, the fourth quarter is typically the weakest quarter for Global Draw due to reduced wagering during the holiday season.  This adversely affects the amounts wagered and our corresponding service revenues.  Our revenues in our Lottery Systems Group can to some extent be dependent on the size of jackpots of lottery games such as Powerball® and Mega Millions during the relevant period.

Lottery and wagering equipment sales and software license revenues usually reflect a limited number of large transactions, which may not recur on an annual basis.  Consequently, revenues and operating margins can vary substantially from period to period as a result of the timing and magnitude of major equipment sales and software license revenue.  As a general matter, lottery and wagering equipment sales generate lower operating margins than revenue from other aspects of our business.  In addition, instant ticket and prepaid phone card sales may vary depending on the season and timing of contract awards, changes in customer budgets, ticket inventory levels, lottery retail sales and general economic conditions.

Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001.  Although we have taken steps to have disaster recovery plans in place, there can be no assurance that such an event would not have a significant impact on our business.

We have foreign operations, which subjects us to additional risks.

We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the U.S.  In fiscal year ended December 31, 2008, we derived approximately 50% of our total revenues from our operations outside of the U.S.  Our operations in foreign markets subject us to risks customarily associated with such operations, including:

•      the complexity of foreign laws, regulations and markets;

•      the impact of foreign labor laws and disputes;

•      other economic, tax and regulatory policies of local governments; and

•      the ability to attract and retain key personnel in foreign jurisdictions.

Additionally, foreign taxes paid by our foreign subsidiaries and joint venture interests on their earnings may not be recovered against our U.S. tax liability.  At December 31, 2008, we had a deferred tax asset for our foreign tax credit (FTC) carry forward of approximately $40.4 million. Although we will continue to explore tax planning strategies to use all of our FTC, at March 31, 2009, we established a valuation allowance of approximately $33.8 million against the FTC deferred tax asset to reduce the asset to the net amount our management estimates is “more likely than not” to be realized.  Further, we determined it is not “more likely than not” that the foreign taxes generated in 2009 will be realized in full against our U.S. tax liability during the FTC carry forward period.  As a result, our 2009 annual effective income tax rate is expected to be greater than the federal statutory rate because of the valuation allowance established against the deferred tax asset for a portion of the FTC generated in 2009.

Our consolidated financial results are significantly affected by foreign currency exchange rate fluctuations.  Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than U.S. dollars and from the translation of foreign currency balance sheet accounts into U.S. dollar-denominated balance sheet accounts.  We are exposed to currency exchange rate fluctuations because a significant portion of our revenues is denominated in currencies other than the U.S. dollar, particularly the British pound sterling and the Euro.  Exchange rate fluctuations have in the past adversely affected our operating results and cash flows and may adversely affect our results of operations and cash flows and the value of our assets outside the U.S. in the future.

In addition, our ability to expand successfully in foreign markets involves other risks, including difficulties in integrating our foreign operations, risks associated with entering markets in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company.  Our investment in foreign markets often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner’s financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners.  In particular, our investment in CLN is a minority investment in an Italian consortium whose largest equity holder is Lottomatica S.p.A, an Italian entity, and we do not control decisions relating to the governance of the consortium, including with respect to the distribution of its cash earnings.

Since December 13, 2005, we have had a contract with a lottery operator in Mexico to supply an online lottery system, software and related services.  In late 2008, we entered into discussions with our lottery operator customer and its parent company to assess our strategic options with a view to potentially restructuring our arrangement.  Litigation between the parties commenced in January 2009 and discussions resumed in late February 2009.  Effective February 25, 2009, the parties entered into a comprehensive agreement to end all litigation and terminate the contract in an orderly manner on or before October 1, 2009, in light of a change in economic circumstances including changes in the Mexican tax structure relating to lotteries.  Subsequently, on June 30, 2009, the parties entered into a series of agreements that accelerated the termination of the contract from October 1, 2009 to July 31, 2009 and transferred the system and responsibility for its operation to the customer.  The customer agreed to purchase our remaining lottery assets located in Mexico for $3.0 million plus a value added tax and the potential for additional compensation if net sales exceed a predetermined level. Separately, we entered into a four-year licensing agreement for our lottery system software that provides for revenues based on a percentage of the retail lottery sales generated by the customer which exceeds a defined minimum level.

Through our joint ventures and wholly owned foreign enterprises, we have lottery-related investments and business operations in China, from which we expect to derive a growing portion of income.  Our business and results of operations in China are subject to a number of risks, including risks relating to our ability to finance our operations in China, the complex regulatory environment in China, the political climate in China, the Chinese economy and our joint venture and other business partners in China.  Two of our joint ventures are with locally based state-owned enterprises, which can potentially heighten the joint venture-related risks described above relating to inconsistency of business interests and disputes.

We believe that our operations in China are in compliance with all applicable legal and regulatory requirements.  However, we cannot assure you that legal and regulatory requirements in China will not change or that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations.  For example, comprehensive legislation regulating competition took effect in August 1, 2008.  This new law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights.  Additionally, new lottery regulations in China became effective July 1, 2009.  Although we do not believe these new laws will have a material adverse effect on our results of operations, we cannot predict with certainty what impact the new law (or implementing rules or enforcement policy) will have on our business in China (including whether or to what extent, the law applies to state-owned business or joint ventures in which they participate).

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

We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting.  Our investment in CLN resulted in a significant portion of our income in 2008.  For the year ended December 31, 2008, we recorded income of approximately $51.7 million attributable to our interest in CLN.  For the six months ended June 30, 2009, we recorded income of approximately $26.6 million attributable to our interest in CLN.  Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings.  Lottomatica S.p.A., which owns one of our principal competitors, has a 63% interest in CLN.  If CLN does not distribute earnings to equity holders, we may record significant income attributable to our interest in CLN but will not receive commensurate cash flow.  Any inability to access cash earned by the consortium could adversely affect our ability to pay our obligations under the notes.

In addition, our contract with CLN, our largest customer, is scheduled to expire in 2010 concurrently with the scheduled expiration of CLN’s contract with the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery.  The Italian government recently promulgated a decree providing for a competitive tender process for the granting of up to four concessions to potential operators of the Gratta e Vinci instant ticket lottery for a nine-year term (subject to a performance evaluation of the concessionaire during the fifth year) following the termination of CLN’s current contract, subject to certain terms and conditions, including a potentially significant upfront payment obligation and a reduction in the commission rate from 12.75% to 11.9%.  The decree also contemplates the possibility that CLN maintains exclusive use of the current retail sales network until January 2012.  The tender process has not yet commenced.  In anticipation of the tender process, we have entered into a memorandum of understanding with the other members of CLN to participate in the tender process together.  There can be no assurance that CLN (or a similar vehicle) will be awarded a concession to continue to operate the instant ticket lottery following the termination of its current contract or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and other services under any future arrangements.

If certain of our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of our senior management team, including Joseph R. Wright, our Chief Executive Officer and Vice Chairman of our Board. A. Lorne Weil relinquished the role of Chief Executive Officer effective January 1, 2009 but continues to serve as Chairman of the Board.  Although no longer an executive officer, we depend on Mr. Weil for overall strategic and organizational guidance and advice on business development projects and mergers and acquisitions.  Mr. Weil and our senior management team have extensive experience in the lottery and pari-mutuel businesses.  Mr. Wright has an employment contract with us through 2011 and Mr. Weil has an employment contract with us through 2013.  If we lose the services of Mr. Weil, Mr. Wright or any of our other senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2009 - 4/30/2009	2,620	$15.04	—	$161.5 million
5/1/2009 - 5/31/2009	6,625	$17.13	—	$161.5 million
6/1/2009 - 6/30/2009	35,698	$16.87	—	$161.5 million
Total	44,943	$16.80	—	$161.5 million

(1)          This column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended June 30, 2009.

(2)          The $200 million stock repurchase program, which expires on December 31, 2009, was originally publicly announced on November 2, 2006, extended on December 13, 2007 and extended again on December 11, 2008.

On June 10, 2009 our board of directors approved an increase to the amount authorized under our previously announced program for the Convertible Debentures from $100.0 million to $158.3 million in aggregate principal amount.  During the three and six months ended June 30, 2009, the Company repurchased approximately $47.0 million and $84.4 million, respectively, in aggregate principal amount of the Convertible Debentures for a total cost of approximately $42.3 million and $81.7 million, respectively.  There was approximately $142.4 million in aggregate principal amount of Convertible Debentures outstanding as of June 30, 2009.  Purchases are funded by cash flows from operations, borrowings, or a combination thereof.  The manner, timing and amount of purchases will be determined by our management based on its evaluation of market conditions, price of the Convertible Debentures and other factors.  The program may be suspended or discontinued at any time.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 17, 2009 to elect nine members of our board of directors, to ratify the appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ending December 31, 2009 and to approve an amendment and restatement of the Company’s 2003 Incentive Compensation Plan to increase the number of shares available for awards by 2,000,000 shares.  All matters put before the stockholders were approved as follows:

Election of Directors	For	Withheld
Peter A. Cohen	65,553,406	23,415,808
Gerald J. Ford	88,028,727	940,487
J. Robert Kerrey	88,069,221	899,993
Ronald O. Perelman	88,485,476	483,738
Michael J. Regan	88,288,338	680,876
Barry F. Schwartz	88,222,267	746,947
Eric M. Turner	88,418,841	550,373
A. Lorne Weil	85,279,250	3,689,964
Joseph R. Wright, Jr.	88,256,725	712,489

Ratification of Appointment of the Independent Auditor

For	Against	Abstain	Broker Non- Votes
84,664,198	4,282,853	22,163	0

Approval of Amendment and Restatement of 2003 Incentive Compensation Plan

For	Against	Abstain	Broker Non- Votes
56,671,648	28,088,065	18,622	4,190,879

Item 6.  Exhibits

Exhibit Number

4.1

Indenture, dated as of May 21, 2009, among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

4.2

Registration Rights Agreement, dated as of May 21, 2009, among SGI, the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2009).

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

10.4

Letter Agreement dated as of April 16, 2009, between the Company and Steven M. Saferin, which amended Mr. Saferin’s Employment Agreement dated as of January 1, 2006 (executed on August 2, 2006), as amended by the Letter Agreement dated as of August 5, 2008 and the Amendment dated as of December 30, 2008. (†)

10.5

Second Amendment to Employment Agreement dated as of April 22, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright’s Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008. (†)

10.6

Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.7	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

(†) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Vice President and Chief Financial Officer
(principal financial officer)

Dated: August 10, 2009

INDEX TO EXHIBITS

Exhibit Number

4.1

Indenture, dated as of May 21, 2009, among SGI, as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).

4.2

Registration Rights Agreement, dated as of May 21, 2009, among SGI, the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2009).

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

10.4

Letter Agreement dated as of April 16, 2009, between the Company and Steven M. Saferin, which amended Mr. Saferin’s Employment Agreement dated as of January 1, 2006 (executed on August 2, 2006), as amended by the Letter Agreement dated as of August 5, 2008 and the Amendment dated as of December 30, 2008. (†)

10.5

Second Amendment to Employment Agreement dated as of April 22, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright’s Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008. (†)

10.6

Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil’s Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.7	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009).

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (†)

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (†)

(†) Filed herewith.