Form 10-Q
period 2009-09-30
SCIENTIFIC GAMES CORP
filed 2009-11-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of November 6, 2009:

Class A Common Stock:  92,785,148

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology.  The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance.  Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions in our markets; recent changes to certain contracts; technological change; retention and renewal of existing contracts and entry into new contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; seasonality; ability to enhance and develop successful gaming concepts; influence of certain stockholders; dependence on suppliers and manufacturers; liability for product defects; factors associated with foreign operations; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility.  Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the SEC, including under the heading “Risk Factors” in this Quarterly Report on Form 10-Q.   Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and December 31, 2008

(Unaudited, in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$213,078	$140,639
Accounts receivable, net of allowance for doubtful accounts of $6,072 and $6,465 as of September 30, 2009 and December 31, 2008, respectively	212,410	212,487
Inventories	75,758	75,371
Deferred income taxes, current portion	14,684	14,360
Prepaid expenses, deposits and other current assets	67,190	68,921
Total current assets	583,120	511,778
Property and equipment, at cost	1,072,057	1,016,767
Less accumulated depreciation	(506,869)	(441,288)
Property and equipment, net	565,188	575,479
Goodwill, net	777,540	657,211
Intangible assets, net	113,760	120,946
Other assets and investments	297,057	317,039
Total assets	$2,336,665	$2,182,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$138,767	$43,384
Accounts payable	55,561	64,635
Accrued liabilities	162,552	152,665
Total current liabilities	356,880	260,684
Deferred income taxes	34,576	33,809
Other long-term liabilities	87,991	96,048
Long-term debt, excluding current installments	1,189,449	1,196,083
Total liabilities	1,668,896	1,586,624

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 92,765 and 92,601 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	928	926
Additional paid-in capital	649,771	628,356
Accumulated earnings	68,321	58,059
Treasury stock, at cost, 3,130 and 2,608 shares held as of September 30, 2009 and December 31, 2008, respectively	(48,126)	(42,586)
Accumulated other comprehensive income	(3,125)	(48,926)
Total stockholders’ equity	667,769	595,829
Total liabilities and stockholders’ equity	$2,336,665	$2,182,453

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,
	2009	2008
Operating revenues:
Services	$222,023	$265,430
Sales	17,123	26,505
	239,146	291,935
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	127,773	157,480
Cost of sales (exclusive of depreciation and amortization)	10,513	17,257
Selling, general and administrative expenses	38,861	41,937
Depreciation and amortization	32,049	36,487
Operating income	29,950	38,774
Other (income) expense:
Interest expense	22,736	20,920
Equity in earnings of joint ventures	(14,180)	(13,356)
Early extinguishment of debt	(550)	—
Other income, net	(27)	(818)
	7,979	6,746
Income before income taxes	21,971	32,028
Income tax expense	6,865	9,862
Net income	$15,106	$22,166

Basic and diluted net income per share:
Basic net income per share	$0.16	$0.24
Diluted net income per share	$0.16	$0.23

Weighted-average number of shares used in per share calculations:
Basic shares	92,727	92,841
Diluted shares	94,028	94,626

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
Operating revenues:
Services	$650,615	$764,044
Sales	44,249	90,867
	694,864	854,911
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	377,678	440,394
Cost of sales (exclusive of depreciation and amortization)	30,898	63,808
Selling, general and administrative expenses	119,479	138,003
Employee termination costs	3,920	2,772
Depreciation and amortization	93,453	106,099
Operating income	69,436	103,835
Other (income) expense:
Interest expense	62,940	55,745
Equity in earnings of joint ventures	(44,758)	(48,612)
(Gain) loss on early extinguishment of debt	(4,594)	2,960
Other income, net	(1,013)	(1,513)
	12,575	8,580
Income before income taxes	56,861	95,255
Income tax expense	46,599	30,672
Net income	$10,262	$64,583

Basic and diluted net income per share:
Basic net income per share	$0.11	$0.69
Diluted net income per share	$0.11	$0.68

Weighted-average number of shares used in per share calculations:
Basic shares	92,577	92,933
Diluted shares	93,859	94,588

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008

(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$10,262	$64,583

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,453	106,099
Change in deferred income taxes	34,350	1,489
Stock-based compensation	25,903	24,348
Non-cash interest expense	11,234	13,184
Undistributed equity in earnings of joint ventures	(13,778)	(24,248)
(Gain) loss on early extinguishment of debt	(4,594)	2,960
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	4,144	(41,319)
Inventories	2,070	(5,211)
Accounts payable	(8,701)	553
Accrued liabilities	(23,743)	(16,368)
Other current assets and liabilities	45,432	11,078
Other	(38)	4,297
Net cash provided by operating activities	175,994	141,445

Cash flows from investing activities:
Capital expenditures	(9,135)	(10,886)
Wagering systems expenditures	(44,870)	(119,327)
Other intangible assets and software expenditures	(26,040)	(33,711)
Change in other assets and liabilities, net	3,611	(1,826)
Business acquisitions, net of cash acquired	(89,453)	(3,174)
Net cash used in investing activities	(165,887)	(168,924)

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(158,000)
Proceeds from issuance of long-term debt	259,658	797,243
Payment on long-term debt	(183,632)	(447,069)
Payment of financing fees	(11,535)	(15,085)
Purchases of treasury stock	(5,539)	(18,017)
Net proceeds from issuance of common stock	2,191	3,020
Net cash provided by financing activities	61,143	162,092
Effect of exchange rate changes on cash and cash equivalents	1,189	(2,246)
Increase in cash and cash equivalents	72,439	132,367
Cash and cash equivalents, beginning of period	140,639	29,403
Cash and cash equivalents, end of period	$213,078	$161,770

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of September 30, 2009, the results of our operations for the three and nine months ended September 30, 2009 and 2008 and our cash flows for the nine months ended September 30, 2009 and 2008 have been made.  Management has evaluated subsequent events through the date of financial statement issuance on November 9, 2009.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on May 18, 2009 (which retrospectively adjusted portions of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to reflect a change in accounting principle to reflect our adoption, effective January 1, 2009, of new Financial Accounting Standards Board (“FASB”) guidance on accounting for convertible debt instruments that may be settled in cash upon conversion). The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income per share available to common stockholders for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (numerator)
Net income	$15,106	$22,166	$10,262	$64,583

Shares (denominator)
Weighted-average basic common shares outstanding	92,727	92,841	92,577	92,933
Effect of dilutive securities-stock rights	1,301	1,785	1,282	1,649
Effect of dilutive shares related to convertible debentures	—	—	—	6
Weighted-average diluted common shares outstanding	94,028	94,626	93,859	94,588

Basic and diluted per share amounts
Basic net income per share	$0.16	$0.24	$0.11	$0.69
Diluted net income per share	$0.16	$0.23	$0.11	$0.68

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2009 excludes the effect of approximately 5,774 and 6,470 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.  The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2008 excludes the effect of approximately 3,744 and 3,563 weighted-average stock rights outstanding, respectively, because their effect would be anti-dilutive.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $99,191 in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the “Convertible Debentures”), is approximately 3,409.  The Convertible Debentures provide for net share settlement upon conversion.  In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(1) Consolidated Financial Statements (continued)

During each of the first, second and third quarters of 2009, the average price of our common stock was lower than the conversion price of the Convertible Debentures.  Therefore, no shares related to the Convertible Debentures were included in our weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2009.  During the third quarter of 2008, the average price of our common stock was lower than the conversion price of the Convertible Debentures.  Therefore, no shares related to the Convertible Debentures were included in our weighted-average diluted common shares outstanding for the three months ended September 30, 2008.  During the second quarter of 2008, the average price of the Company’s common stock exceeded the conversion price of the Convertible Debentures; therefore, we have included approximately 6 shares related to our Convertible Debentures in our weighted-average diluted common shares outstanding for the nine-month period ended September 30, 2008.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following tables represent revenues, profits, depreciation, amortization and selling, general and administrative expenses for the three and nine month periods ended September 30, 2009 and 2008, by reportable segments. Corporate expenses, including interest expense, other income, and depreciation and amortization, are not allocated to the reportable segments.

	Three Months Ended September 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$117,744	$52,343	$51,936	$222,023
Sales revenues	3,035	13,144	944	17,123
Total revenues	$120,779	$65,487	$52,880	$239,146

Cost of services (exclusive of depreciation and amortization)	$69,897	$26,741	$31,135	$127,773
Cost of sales (exclusive of depreciation and amortization)	2,199	7,733	581	10,513
Selling, general and administrative expenses	11,768	8,169	5,614	25,551
Depreciation and amortization	8,216	11,452	12,209	31,877
Segment operating income	$28,699	$11,392	$3,341	$43,432
Unallocated corporate costs				13,482
Consolidated operating income				$29,950

	Three Months Ended September 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$147,142	$62,354	$55,934	$265,430
Sales revenues	7,431	15,072	4,002	26,505
Total revenues	$154,573	$77,426	$59,936	$291,935

Cost of services (exclusive of depreciation and amortization)	$91,459	$32,597	$33,424	$157,480
Cost of sales (exclusive of depreciation and amortization)	4,423	11,581	1,253	17,257
Selling, general and administrative expenses	14,330	6,860	5,449	26,639
Depreciation and amortization	9,276	15,409	11,519	36,204
Segment operating income	$35,085	$10,979	$8,291	$54,355
Unallocated corporate costs				15,581
Consolidated operating income				$38,774

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

	Nine Months Ended September 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$340,616	$159,414	$150,585	$650,615
Sales revenues	9,776	31,088	3,385	44,249
Total revenues	$350,392	$190,502	$153,970	$694,864

Cost of services (exclusive of depreciation and amortization)	$202,608	$83,511	$91,559	$377,678
Cost of sales (exclusive of depreciation and amortization)	6,728	22,027	2,143	30,898
Selling, general and administrative expenses	34,141	23,042	17,283	74,466
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	24,095	32,882	35,959	92,936
Segment operating income	$80,804	$28,915	$6,593	$116,312
Unallocated corporate costs				45,530
Corporate employee termination costs				1,346
Consolidated operating income				$69,436

	Nine Months Ended September 30, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Service revenues	$421,153	$178,332	$164,559	$764,044
Sales revenues	24,648	47,335	18,884	90,867
Total revenues	$445,801	$225,667	$183,443	$854,911

Cost of services (exclusive of depreciation and amortization)	$249,650	$92,429	$98,315	$440,394
Cost of sales (exclusive of depreciation and amortization)	16,309	38,352	9,147	63,808
Selling, general and administrative expenses	45,088	25,742	19,493	90,323
Employee termination costs	2,772	—	—	2,772
Depreciation and amortization	28,728	45,765	30,774	105,267
Segment operating income	$103,254	$23,379	$25,714	$152,347
Unallocated corporate costs				48,512
Consolidated operating income				$103,835

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to consolidated income before income taxes for each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reported segment operating income	$43,432	$54,355	$116,312	$152,347
Unallocated corporate costs	(13,482)	(15,581)	(45,530)	(48,512)
Corporate employee termination costs	—	—	(1,346)	—
Consolidated operating income	29,950	38,774	69,436	103,835
Interest expense	(22,736)	(20,920)	(62,940)	(55,745)
Equity in income of joint ventures	14,180	13,356	44,758	48,612
Gain (loss) on early extinguishment of debt	550	—	4,594	(2,960)
Other income, net	27	818	1,013	1,513
Income before income taxes	$21,971	$32,028	$56,861	$95,255

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Notes to Consolidated Financial Statements in our Current Report on Form 8-K, filed on May 18, 2009).

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica S.p.A, and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium holds a concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery.  The concession commenced in mid-2004 and has an initial term of six years with a six-year extension option at the option of the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, the instant ticket management system and systems support.  We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica S.p.A in the lottery operations.  We account for this investment using the equity method of accounting.  For the three and nine months ended September 30, 2009, we recorded income of $11,235 and $37,812, respectively, representing our share of the earnings of CLN in each period.  For the three and nine months ended September 30, 2008, we recorded income of $12,015 and $42,977, respectively, representing our share of the earnings of CLN for the indicated periods.  During the second quarter of 2009, we received a cash distribution of approximately $28.0 million from CLN.

On October 12, 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s current concession. Although a  maximum of four concessions can be granted by the terms of the tender, we understand that our bidding group was the only group to submit a bid. The concession, anticipated to begin in June 2010, will have an initial term of nine years (subject to a performance evaluation during the fifth year) and may be extended by the Monopoli di Stato for an additional nine years.  Pricing for the new concession is set at 11.9% of retail sales, inclusive of retailer commissions of 8.0%, compared to the current tiered pricing structure, which averaged 12.1% of retail sales in the second quarter of 2009 inclusive of retailer commissions of 8.0% and a value-added tax (“VAT”). The new rate is exclusive of VAT; however VAT will be charged on the operating expenses of the concessionaire.

A non-bidding third party filed a request with the TAR Lazio (Rome Administrative Court) seeking the suspension and annulment of the tender.  We understand that the request claims that the tender is discriminatory and that it unlawfully limits competition. The request to suspend the tender was denied in hearings on October 14 and October 28, 2009. Another hearing has been scheduled for November 11, 2009 to address the request for annulment. We currently expect the results of the tender to be published in mid-November 2009. In the event that the request for annulment is granted, we cannot predict what actions, if any, the Italian government or Monopoli di Stato will take, including potentially passing new legislation, amending the tender procedures, issuing new tender procedures or exercising its option to extend CLN’s current concession.

In the event that our bidding group is the sole bidding group to be awarded a concession, our bidding group would be obligated to make upfront payments of €520,000 and €280,000 on or about November 30, 2009 and November 30, 2010, respectively. We would be responsible for our pro rata share of these payments (which would be €104,000 and €56,000, respectively, assuming our ownership interest in the entity that holds the concession remains at 20%). In conjunction with the submission of its bid, our bidding group provided bank guarantees to support a €40,000 bid guarantee and a €75,000 performance guarantee. We guaranteed our pro rata share of these guarantees through the issuance of €23,000 of letters of credit under our revolving credit facilities.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s current concession or whether other operators will also be awarded a concession. In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements. In the event that our bidding group is awarded a concession, we anticipate that our bidding group will form and capitalize a new vehicle to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN. However, we cannot guarantee that we will be able to enter into definitive governing agreements, nor can we predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(4) Comprehensive Income

The following presents a reconciliation of net income to comprehensive income for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$15,106	$22,166	$10,262	$64,583
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,343	(40,808)	43,651	(22,180)
Gain on derivative financial instruments	1,349	—	2,150	—
Unrealized loss on investments	—	—	—	(181)
Other comprehensive income	6,692	(40,808)	45,801	(22,361)
Comprehensive income	$21,798	$(18,642)	$56,063	$42,222

(5) Inventories

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Parts and work-in-process	$29,351	$36,449
Finished goods	46,407	38,922
	$75,758	$75,371

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

The 2009 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The guarantees of the 2009 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2009 Notes. The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

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

The 2009 Notes were issued in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, (the “Securities Act”) and to persons outside the United States under Regulation S under the Securities Act.  In connection with the issuance of the 2009 Notes, SGI, the Company, the Company’s subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, entered into a registration rights agreement, dated May 21, 2009 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, SGI and the guarantors agreed, for the benefit of the holders of the 2009 Notes, that they will file with the Securities and Exchange Commission (the “SEC”) within 90 days after the date the 2009 Notes were issued, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the 2009 Notes for an issue of SEC-registered notes (the “2009 Exchange Notes”) with terms identical to the 2009 Notes (except that the 2009 Exchange Notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below).

On September 17, 2009, the Company filed a Registration Statement with the SEC under Form S-4 pursuant to which SGI, offered to exchange all outstanding 2009 Notes that are validly tendered and not validly withdrawn for an equal principal amount of 2009 Exchange Notes that are, subject to specified conditions, freely transferable.  The exchange offer was launched on September 15, 2009 and expired at 5:00 p.m., New York City time, on October 26, 2009.

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw Limited (“Global Draw”) related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60,600 of which approximately £30,500 was paid in May 2009.  Approximately £28,100 of the total amount payable

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

was deferred under the terms of two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2,000 was paid in September 2009.

The promissory note issued to the principal selling shareholder, which was executed on May 7, 2009 by Scientific Games Luxembourg Finance S.a.r.l. (“SGLF”), an indirect 100%-owned subsidiary of the Company, has a principal amount of approximately £26,000 and bears simple interest at the rate of 6.90% per annum, which interest is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on June 30, 2009.  The note matures on May 7, 2011.  Although not required to do so (except in connection with an event of default as described below), SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty.  The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI).  Such guaranty represents “senior debt” as that term is defined in the indentures governing the Company’s 6.25% Senior Subordinated Notes due 2012 (the “2004 Notes”), the Convertible Debentures, SGI’s 7.875% Senior Subordinated Notes due 2016 (the “2008 Notes”) and the 2009 Notes.

If an event of default under the note shall occur and be continuing, the holder of the note may declare the principal amount of, and accrued interest on, the note to be immediately due and payable.  An “event of default” under the note shall occur if (1) SGLF shall fail to pay the then unpaid principal amount under the note within 15 days after the maturity date or any interest payment that is due and payable within 15 days after the applicable interest payment date, or (2) an “event of default” (as defined in the Credit Agreement (as defined below)) shall occur and be continuing and, as a result thereof, the amounts owing under the Credit Agreement immediately become due and payable.

The terms of the promissory notes issued to key management of Global Draw and the related guaranties are substantially identical to the note and guaranties described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

On March 27, 2009, we and our 100%-owned subsidiary, SGI, entered into an amendment (the “First Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent  The purpose of the First Amendment was to provide the Company with additional operating and financing flexibility.

Under the First Amendment, (i) up to approximately $18,800 in certain charges incurred and reserves created in the fourth quarter of 2008, (ii) up to $15,000 of certain charges that may be incurred during the 12-month period commencing on March 1, 2009, including charges in connection with cost-reduction initiatives, and (iii) certain costs and fees incurred in connection with the First Amendment, will be added back to “Consolidated EBITDA” for purposes of calculating the “Consolidated Leverage Ratio” and the “Consolidated Senior Debt Ratio” (as such terms are defined under the Credit Agreement).  In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of Convertible Debentures may require the Company to repurchase their Convertible Debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60,000 of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement).  Accordingly, the promissory notes described above that were issued to the principal selling shareholder and key management of Global Draw will not be included as Indebtedness in the calculation of Consolidated Total Debt for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio prior to the Convertible Debenture Repurchase Date.

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

Under the First Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the Convertible Debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the Convertible Debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the First Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt”, or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125,000 of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the Convertible Debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds there from pursuant to a reinvestment notice).  The 2009 Notes constitute “Permitted Additional Subordinated Debt” and, as such, the net cash proceeds from the issuance of such notes will be included in the “Debenture Reserve Amount” to the extent permitted under the First Amendment.

The First Amendment increased each of the interest rates set forth in the pricing grid in the Credit Agreement by 0.25% such that, depending upon the Consolidated Leverage Ratio, the interest rate will vary from 2.00% to 3.00% above LIBOR for eurocurrency loans, and 1.00% to 2.00% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.  Notwithstanding the foregoing, from the Effective Date (as defined in the Credit Agreement) until September 30, 2009, the applicable margin for eurocurrency loans was deemed to be 3.00% and the applicable margin for base rate loans was deemed to be 2.00%.

In connection with the First Amendment, SGI agreed to pay an aggregate of approximately $2,800 in fees to consenting lenders and the administrative agent.

On September 30, 2009, the Company and SGI entered into a second amendment (the “Second Amendment”) to the Credit Agreement.  The primary purpose of the Second Amendment was to facilitate our ability to participate in the recently announced competitive tender process for a license to sell instant lottery tickets under the Gratta e Vinci lottery in Italy.

The Second Amendment provides that certain payments, costs and obligations made or incurred by any of the Company or its subsidiaries, whether directly or indirectly, in connection with any award of a license to operate the instant ticket lottery (the “Italian Concession”), including any up-front fee required under the tender process (collectively, “Italian Concession Obligations”), will be permitted, subject to certain limitations, under the Credit Agreement covenant restricting “Investments” (as defined in the Credit Agreement) (to the extent such Italian Concession Obligations are deemed to be Investments under the Credit Agreement). Certain “Guarantee Obligations” (as defined in the Credit Agreement) incurred by any of the Company or its subsidiaries in respect of certain Italian Concession Obligations will be permitted under the Credit Agreement covenant restricting Indebtedness.  In addition, the Second Amendment provides that certain Italian Concession Obligations paid or incurred in an applicable period will be added back to the definition of Consolidated EBITDA to the extent such Italian Concession Obligations are treated as an expense in the period paid or incurred.

The Second Amendment provides further that, in lieu of any required prepayment of term loans under the Credit Agreement, the net cash proceeds from any Asset Sale or “Recovery Event” (as defined in the Credit Agreement) may, during the 12-month reinvestment period, be applied to make or incur any Investment to fund or satisfy any Italian Concession Obligations not yet made or satisfied (or, under certain circumstances, may be deemed to apply to any Investment that is made or incurred to fund or satisfy Italian Concession Obligations already funded or satisfied).

In addition, pursuant to the Second Amendment, we will be required to maintain the following revised financial ratios during the following relevant periods:

•                                           a Consolidated Leverage Ratio as at the last day of each fiscal quarter no more than the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                                          4.25 to 1.00 (fiscal quarter ended June 30, 2008 through September 30, 2009);

•                                          4.75 to 1.00 (fiscal quarter ended December 31, 2009 through December 31, 2010);

•                                          4.50 to 1.00 (fiscal quarter ended March 31, 2011 through December 31, 2011);

•                                          4.25 to 1.00 (fiscal quarter ended March 31, 2012 through September 30, 2012); and

•                                          4.00 to 1.00 (fiscal quarter ending December 31, 2012 and thereafter);

•                                             a Consolidated Senior Debt Ratio as at the last day of each fiscal quarter no more than the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                                          2.50 to 1.00 (fiscal quarter ended June 30, 2008 through September 30, 2009);

•                                          2.75 to 1.00 (fiscal quarter ended December 31, 2009 through December 31, 2010); and

•                                          2.50 to 1.00 (fiscal quarter ended March 31, 2011 and thereafter);

•                                             a “Consolidated Interest Coverage Ratio” (as defined in the Credit Agreement) for any period of four consecutive fiscal quarters of not less than the ratio set forth below with respect to such period or with respect to the period during which such four consecutive fiscal quarters ends:

•                                          3.50 to 1.00 (four consecutive fiscal quarters ending on or prior to September 30, 2009); and

•                                          3.00 to 1.00 (four consecutive fiscal quarters ending December 31, 2009 and thereafter).

Pursuant to the Second Amendment, certain additional dispositions will be permitted under the Credit Agreement covenant restricting “Dispositions,” including, subject to certain limitations, dispositions pursuant to certain permitted investments such as permitted investments in “Non-Guarantor Subsidiaries,” joint ventures and “Permitted Acquisitions” (as such terms are defined in the Credit Agreement).

The interest rates set forth in the pricing grid in the Credit Agreement will be unchanged, except that, pursuant to the Second Amendment, an interest rate level will be added to the top of the grid such that, if the Consolidated Leverage Ratio as of the most recent determination date is equal to or greater than 4.25 to 1 (and, in any event, for the six-month period beginning on September 30, 2009), the interest rate will be 3.25% above LIBOR for eurocurrency loans, and 2.25% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.

The Second Amendment also provides that the commitment fee rate payable in respect of the available revolving credit facility commitments under the Credit Agreement will be (i) 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or (ii) 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00 (and, in any event, for the six-month period beginning on September 30, 2009).

In connection with the Second Amendment, SGI agreed to pay an aggregate of approximately $2,800 in fees to consenting lenders and the administrative agent.

On September 30, 2009, we had $201,408 of availability under our revolving credit facility.  There were no borrowings and $48,592 in outstanding letters of credit under our revolving credit facility as of September 30, 2009.

We were in compliance with our debt covenants as of September 30, 2009.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During the three and nine months ended September 30, 2009, we repurchased approximately $43,188 and $174,591, respectively, in aggregate principal amount of our Convertible Debentures for approximately $42,369 and $166,372, respectively, in cash under our previously announced Convertible Debenture repurchase program.  During the three and nine months ended September 30, 2009, we recognized a gain on early extinguishment of debt of approximately $550 and $4,239, respectively, from the Convertible Debenture repurchase program.  During the nine months ended September 30, 2009, we repurchased approximately $12,925 in aggregate principal amount of our 2004 Notes for approximately $12,396 in cash under our previously announced 2004 Notes repurchase program.  During the nine months ended September 30, 2009, we recognized a gain on early extinguishment of debt of approximately $355 from the 2004 Notes repurchase program.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

During the second and third quarters of 2009, in connection with repurchases made under our Convertible Debenture repurchase program, we unwound a corresponding portion of the convertible bond hedge and warrant option transactions that we entered into in December 2004 in connection with the original issuance of the Convertible Debentures such that the number of call options held by us under the bond hedge was reduced from 275 to approximately 99 and the number of warrants held by the warrant counterparties was reduced from approximately 9,450 to approximately 3,409.  We received a net cash settlement of approximately $130 and $1,334, respectively, during the three and nine months ended September 30, 2009 as a result of this unwinding of a portion of the convertible bond hedge and warrant option transactions.  For additional information on the bond hedge and warrants, refer to Note 8 of the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on May 18, 2009.

On January 1, 2009, we adopted new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (the “New Convertible Debt Guidance”).  The New Convertible Debt Guidance clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by previous convertible debt accounting guidance and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The New Convertible Debt Guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and was required to be applied retrospectively to all periods presented.  The impact of adoption was an adjustment to accumulated earnings of approximately $22,600 representing the cumulative effect of a change in accounting principle as of January 1, 2007.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

The adoption of the New Convertible Debt Guidance had the following effect on our Consolidated Statements of Operations for the three and nine months ended September 30, 2008:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Previously	As	Effect of	Previously	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Interest expense	$17,659	$20,920	$3,261	$45,962	$55,745	$9,783
Income tax expense	9,879	9,862	(17)	30,725	30,672	(53)
Net income	25,410	22,166	(3,244)	74,313	64,583	(9,730)
Basic net income per share	$0.27	$0.24	$(0.03)	$0.80	$0.69	$(0.11)
Diluted net income per share	$0.27	$0.23	$(0.04)	$0.79	$0.68	$(0.11)

The adoption of the New Convertible Debt Guidance had the following effect on our Consolidated Balance Sheet as of December 31, 2008:

	December 31, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Other assets and investments	$317,818	$317,039	$(779)
Long-term debt, excluding current installments	1,216,264	1,196,083	(20,181)
Additional paid-in capital	561,202	628,356	67,154
Accumulated earnings	105,811	58,059	(47,752)

As of January 1, 2008, the cumulative effect of the change in accounting principle on accumulated earnings and additional paid-in capital was approximately $34,800 and $67,200, respectively.

The adoption of the New Convertible Debt Guidance had the following effect on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Previously	As	Effect of
	Reported	Adjusted	Change

Cash flows from operating activities:
Net income	$74,313	$64,583	$(9,730)
Change in deferred income taxes	1,542	1,489	(53)
Non-cash interest expense	3,401	13,184	9,783

As of September 30, 2009 and December 31, 2008, the equity component of the Convertible Debentures under the New Convertible Debt Guidance was approximately $62,234 and $68,592, respectively.  The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
Principal	$99,191	$273,782
Unamortized discount	(3,439)	(20,181)
Net carrying amount	$95,752	$253,601

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(6) Long-Term Debt (continued)

As of September 30, 2009, the remaining discount will be amortized over a period of approximately eight months.  The conversion price of the remaining $99,191 in aggregate principal amount of the Convertible Debentures is $29.10 and the aggregate number of shares that we could be obligated to issue upon conversion is approximately 3,409.

The effective interest rate on the liability component of the Convertible Debentures is approximately 6.25% for the three and nine months ended September 30, 2009 and 2008.  The amount of interest cost recognized for the contractual interest coupon during the three and nine months ended September 30, 2009 was approximately $213 and $1,109, respectively.  The amount of interest cost recognized for the contractual interest coupon during the three and nine months ended September 30, 2008 was approximately $513 and $1,540, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Debentures during the three and nine months ended September 30, 2009 was approximately $1,514 and $7,598, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Debentures during the three and nine months ended September 30, 2008 was approximately $3,362 and $9,783, respectively.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of September 30, 2009, the Hedge was measured at a fair value of $4,490 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR-based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt.  Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations.  During the three and nine months ended September 30, 2009, we recorded a gain of approximately $1,349 and $2,150, respectively in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of September 30, 2009 and December 31, 2008.  Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of September 30, 2009
Amortizable intangible assets:
Patents	$12,117	$(3,506)	$8,611
Customer lists	29,774	(17,004)	12,770
Customer service contracts	3,994	(2,770)	1,224
Licenses	63,917	(39,515)	24,402
Intellectual property	18,694	(15,924)	2,770
Lottery contracts	31,212	(30,678)	534
	159,708	(109,397)	50,311
Non-amortizable intangible assets:
Trade name	37,827	(2,118)	35,709
Connecticut off-track betting system operating right	36,059	(8,319)	27,740
	73,886	(10,437)	63,449
Total intangible assets	$233,594	$(119,834)	$113,760

Balance as of December 31, 2008
Amortizable intangible assets:
Patents	$11,563	$(2,871)	$8,692
Customer lists	28,772	(14,044)	14,728
Customer service contracts	3,892	(2,505)	1,387
Licenses	60,237	(32,615)	27,622
Intellectual property	17,057	(11,425)	5,632
Lottery contracts	27,926	(27,498)	428
	149,447	(90,958)	58,489
Non-amortizable intangible assets:
Trade name	37,285	(2,118)	35,167
Connecticut off-track betting system operating right	35,609	(8,319)	27,290
	72,894	(10,437)	62,457
Total intangible assets	$222,341	$(101,395)	$120,946

The aggregate intangible amortization expense for the three and nine months ended September 30, 2009 was approximately $4,400 and $13,600, respectively.  The aggregate intangible amortization expense for the three and nine months ended September 30, 2008 was approximately $6,900 and $21,800, respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(8) Goodwill and Intangible Assets (continued)

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2008 to September 30, 2009.  In 2009, we recorded (a) a $86,937 increase in goodwill associated with the final purchase price adjustment in accordance with the Global Draw earn-out, and (b) an increase in goodwill of $33,392 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2008	$324,245	$190,341	$142,625	$657,211
Adjustments	3,999	2,554	113,776	120,329
Balance as of September 30, 2009	$328,244	$192,895	$256,401	$777,540

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of net periodic pension benefit cost:
Service cost	$371	$713	$1,114	$1,964
Interest cost	1,052	1,366	3,156	3,079
Expected return on plan assets	(888)	(1,440)	(2,665)	(3,487)
Amortization of actuarial losses	119	280	357	758
Amortization of prior service costs	11	11	32	32
Net periodic cost	$665	$930	$1,994	$2,346

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(10) Income Taxes

The effective tax rates of 31.2% and 82.0%, respectively, for the three and nine months ended September 30, 2009 were determined using an estimated annual effective tax rate.  The effective tax rate for the three and nine months ended September 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits and the release of certain FIN 48 reserves related to tax settlements in the third quarter.  The effective tax rates of 30.8% and 32.2%, respectively, for the three and nine months ended September 30, 2008 were determined using an estimated annual effective tax rate, which was less than the federal statutory rate of 35% due to lower tax rates applicable to earnings from operations outside the United States.

At December 31, 2008, the Company had a deferred tax asset for its foreign tax credit (“FTC”) carry forward of approximately $40,400.  The Company has and will continue to explore tax planning strategies to use all of its FTC but at March 31, 2009, the Company established a valuation allowance of approximately $33,833 against the FTC deferred tax asset to reduce the asset to the net amount management estimates is “more likely than not” to be realized.

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

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended September 30, 2009 and during the fiscal year ended December 31, 2008:

	Three Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2009	2008
Shares outstanding as of beginning of period	92,642	93,414
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	123	655
Shares repurchased into treasury stock	—	(1,468)
Shares outstanding as of end of period	92,765	92,601

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation

As of September 30, 2009, we had approximately 3,266 shares available for grants of equity awards under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	7,378	6.0	$21.03	$21,516
Granted	850		12.23
Exercised	(23)		5.88	146
Canceled	(115)		22.89
Options outstanding as of March 31, 2009	8,090	6.0	$20.12	$10,927
Granted	30		12.41
Exercised	(193)		8.31	1,750
Canceled	(309)		26.10
Options outstanding as of June 30, 2009	7,618	5.9	$20.14	$18,891
Granted	10		17.82
Exercised	(89)		11.85	—
Canceled	(197)		25.33
Options outstanding as of September 30, 2009	7,342	5.8	$20.10	$18,650

Options exercisable as of September 30, 2009	4,299	4.2	$18.22	$15,728

The weighted-average grant date fair value of options granted during the three months ended September 30, 2009, June 30, 2009 and March 31, 2009 was $9.08, $6.00 and $5.74, respectively.  For the three and nine months ended September 30, 2009, we recognized equity-based compensation expense of approximately $2,900 and $10,700, respectively, related to the vesting of stock options and the related tax benefit of approximately $850 and $3,140, respectively.  For the three and nine months ended September 30, 2008, we recognized equity-based compensation expense of approximately $3,800 and $11,300, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,100 and $3,300, respectively.

As of September 30, 2009, we had unearned compensation of approximately $20,200 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(12) Stock-Based Compensation (continued)

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2008	1,673	$28.30
Granted	973	$12.06
Vested	(273)	$28.16
Canceled	(13)	$26.24
Non-vested units as of March 31, 2009	2,360	$21.88
Granted	68	$14.55
Vested	(177)	$29.59
Canceled	(9)	$18.66
Non-vested units as of June 30, 2009	2,242	$21.00
Granted	13	$17.95
Vested	(55)	$31.75
Canceled	(35)	$21.24
Non-vested units as of September 30, 2009	2,165	$20.74

For the three and nine months ended September 30, 2009, we recognized equity-based compensation expense of approximately $4,300 and $15,100, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,330 and $4,700, respectively.  For the three and nine months ended September 30, 2008, we recognized equity-based compensation expense of approximately $4,300 and $12,900, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,200 and $3,800, respectively.  As of September 30, 2009, we had unearned compensation of approximately $31,500 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement, the 2008 Notes and the 2009 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the 2009 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$133,086	$144	$—	$84,620	$(4,772)	$213,078
Accounts receivable, net	—	83,056	40,970	88,384	—	212,410
Inventories	—	31,649	14,784	29,325	—	75,758
Other current assets	30,818	11,927	8,947	30,182	—	81,874
Property and equipment, net	2,016	188,281	118,086	256,805	—	565,188
Investment in subsidiaries	554,868	604,676	7,222	209,699	(1,376,465)	—
Goodwill	—	273,656	74,453	429,431	—	777,540
Intangible assets	—	44,321	57,757	11,682	—	113,760
Intercompany balances	284,661	—	83,093	—	367,754	—
Other assets	25,989	151,752	13,357	112,060	(6,101)	297,057
Total assets	$1,031,438	$1,389,462	$418,669	$1,252,188	$(1,755,092)	$2,336,665

Liabilities and stockholders’ equity
Current installments of long-term debt	$95,752	$5,500	$—	$37,515	$—	$138,767
Current liabilities	41,830	56,494	42,124	82,451	(4,786)	218,113
Long-term debt, excluding current installments	187,075	954,241	—	48,133	—	1,189,449
Other non-current liabilities	39,012	9,735	14,884	58,930	6	122,567
Intercompany balances	—	136,486	—	231,255	(367,741)	—
Stockholders’ equity	667,769	227,006	361,661	793,904	(1,382,571)	667,769
Total liabilities and stockholders’ equity	$1,031,438	$1,389,462	$418,669	$1,252,188	$(1,755,092)	$2,336,665

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$96,954	$34,334	$108,864	$(1,006)	$239,146
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	29,301	55,038	54,971	(1,024)	138,286
Selling, general and administrative expenses	12,211	13,014	3,931	9,689	16	38,861
Depreciation and amortization	172	9,347	8,031	14,499	—	32,049
Operating income	(12,383)	45,292	(32,666)	29,705	2	29,950
Interest expense	5,122	16,231	5	1,378	—	22,736
Other income	(879)	38,264	(58,879)	6,735	2	(14,757)
Income (loss) before equity in income of subsidiaries, and income taxes	(16,626)	(9,203)	26,208	21,592	—	21,971
Equity in income of subsidiaries	36,512	25,176	—	—	(61,688)	—
Income tax expense	4,780	2	4	2,079	—	6,865
Net income	$15,106	$15,971	$26,204	$19,513	$(61,688)	$15,106

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$129,920	$43,030	$120,228	$(1,243)	$291,935
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	77,857	29,770	68,338	(1,228)	174,737
Selling, general and administrative expenses	14,776	12,924	4,294	9,958	(15)	41,937
Depreciation and amortization	283	12,486	7,833	15,885	—	36,487
Operating income	(15,059)	26,653	1,133	26,047	—	38,774
Interest expense	7,893	12,082	10	935	—	20,920
Other income	(18,714)	24,099	(28,446)	8,887	—	(14,174)
Income (loss) before equity in income of subsidiaries, and income taxes	(4,238)	(9,528)	29,569	16,225	—	32,028
Equity in income of subsidiaries	26,047	27,516	—	—	(53,563)	—
Income tax expense	(357)	6,527	116	3,576	—	9,862
Net income	$22,166	$11,461	$29,453	$12,649	$(53,563)	$22,166

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$297,829	$97,726	$302,053	$(2,744)	$694,864
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	87,692	165,408	158,242	(2,766)	408,576
Selling, general and administrative expenses	41,250	37,504	11,394	29,303	28	119,479
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	517	26,996	24,874	41,066	—	93,453
Operating income	(43,113)	144,091	(104,383)	72,847	(6)	69,436
Interest expense	19,875	39,530	44	3,491	—	62,940
Other income	(29,193)	104,124	(133,543)	8,254	(7)	(50,365)
Income (loss) before equity in income of subsidiaries, and income taxes	(33,795)	437	29,116	61,102	1	56,861
Equity in income (loss) of subsidiaries	86,889	44,234	—	—	(131,123)	—
Income tax expense	42,832	(14)	126	3,655	—	46,599
Net income	$10,262	$44,685	$28,990	$57,447	$(131,122)	$10,262

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$386,155	$121,816	$350,167	$(3,227)	$854,911
Cost of services and cost of sales (exclusive of depreciation and amortization)	—	221,873	80,730	204,816	(3,217)	504,202
Selling, general and administrative expenses	45,884	42,424	12,675	37,070	(50)	138,003
Employee termination costs	—	2,772	—	—	—	2,772
Depreciation and amortization	832	38,160	23,608	43,499	—	106,099
Operating income	(46,716)	80,926	4,803	64,782	40	103,835
Interest expense	38,631	15,169	40	1,905	—	55,745
Other income	(31,525)	62,651	(85,429)	7,098	40	(47,165)
Income (loss) before equity in income of subsidiaries, and income taxes	(53,822)	3,106	90,192	55,779	—	95,255
Equity in income of subsidiaries	132,308	85,057	—	—	(217,365)	—
Income tax expense	13,903	9,637	410	6,722	—	30,672
Net income	$64,583	$78,526	$89,782	$49,057	$(217,365)	$64,583

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(28,988)	$54,155	$73,462	$77,365	$—	$175,994
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(22,016)	(5,384)	(26,605)	—	(54,005)
Business acquisitions, net of cash acquired	—	—	(897)	(88,556)	—	(89,453)
Other assets and investments	86	(143,961)	(12,461)	(239,747)	373,654	(22,429)
Net cash provided by (used in) investing activities	86	(165,977)	(18,742)	(354,908)	373,654	(165,887)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(179,125)	213,726	—	41,425	—	76,026
Net proceeds from stock issue	2,191	(3,074)	139,989	236,739	(373,654)	2,191
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Payment of financing fees	—	(11,535)	—	—	—	(11,535)
Other, principally intercompany balances	281,515	(87,355)	(197,950)	3,790	—	—
Net cash provided by (used in) financing activities	99,042	111,762	(57,961)	281,954	(373,654)	61,143

Effect of exchange rate changes on cash	—	—	—	1,189	—	1,189

Increase (decrease) in cash and cash equivalents	70,140	(60)	(3,241)	5,600	—	72,439
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$133,089	$144	$(4,769)	$84,614	$—	$213,078

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months Ended September 30, 2008

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by operating activities	$(22,013)	$(7,995)	$121,552	$56,118	$(6,217)	$141,445

Cash flows from investing activities:
Capital and wagering systems expenditures	(690)	(32,490)	(9,233)	(87,800)	—	(130,213)
Business acquisitions, net of cash acquired	—	—	(2,980)	(194)	—	(3,174)
Other assets and investments	962	(4,769)	(38,004)	(15,365)	21,639	(35,537)
Net cash provided by (used in) investing activities	272	(37,259)	(50,217)	(103,359)	21,639	(168,924)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(602,000)	747,242	—	46,932	—	192,174
Net proceeds from stock issue	(5,309)	3,818	(2,319)	28,736	(21,906)	3,020
Purchase of treasury stock	(18,017)	—	—	—	—	(18,017)
Payment of financing fees	—	(15,085)	—	—	—	(15,085)
Other, principally intercompany balances	741,910	(690,392)	(68,748)	15,230	2,000	—
Net cash provided by (used in) financing activities	116,584	45,583	(71,067)	90,898	(19,906)	162,092

Effect of exchange rate changes on cash	—	—	—	(907)	(1,339)	(2,246)

Increase (decrease) in cash and cash equivalents	94,843	329	268	42,750	(5,823)	132,367
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403
Cash and cash equivalents, end of period	$95,798	$210	$—	$71,585	$(5,823)	$161,770

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months Ended September 30, 2008

(14) Subsequent Events

On October 13, 2009, the Company and SGI entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  Under the Third Amendment, solely for purposes of determining whether the Company or SGI may incur Permitted Additional Subordinated Debt or Permitted Additional Senior Indebtedness at any time prior to December 31, 2009, the required Consolidated Leverage Ratio, Consolidated Senior Debt Ratio and Consolidated Interest Coverage Ratio will be deemed to be the same as those required for December 31, 2009.

On October 29, 2009, SGI entered into a commitment letter with J.P. Morgan Securities and JPMorgan, pursuant to which JPMorgan has committed, subject to certain conditions, to provide up to $75,000 in the aggregate of senior secured term loans under one or more incremental term loan facilities pursuant to SGI’s existing credit facilities.

Any proceeds from borrowings under these incremental term loan facilities would be available to be applied for general corporate purposes, which may include the payment of a portion of potential obligations in connection with any award of a new Italian instant ticket lottery concession (including potential upfront payment obligations), the funding of any future acquisitions, capital expenditures and the repayment or repurchase, through open market purchases or otherwise, of a portion of the outstanding indebtedness of the Company or its subsidiaries.

SGI is not obligated to utilize this commitment or to borrow any amounts thereunder.  This commitment is subject to certain conditions and will expire on June 30, 2010.  While SGI currently believes it will be able to satisfy the conditions to borrowing provided for under the commitment, there can be no assurance that it will be able to do so.

On November 5, 2009, SGI issued an additional $125,000 aggregate principal amount of its 2009 Notes at an issue price of 101.5% of the principal amount of the notes.  The additional 2009 Notes were issued pursuant to the 2009 Notes Indenture and are equal in right of payment with, of the same series as, and vote as a single class on any matter submitted to the holders of, the 2009 Notes issued in May 2009.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the notes issued pursuant to the 2009 Notes Indenture.  The additional 2009 Notes were issued in a private offering to qualified institutional buyers in accordance with Rule 144A and to persons outside the United States under Regulation S under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and nine months ended September 30, 2009, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2008 included in our Current Report on Form 8-K filed on May 18, 2009.

The first and fourth quarters of the calendar year traditionally comprise the weakest season for our Diversified Gaming segment. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. This adversely affects the amounts wagered and our corresponding service revenues.  Additionally, the fourth quarter is the weakest quarter for Global Draw Limited (“Global Draw”) due to reduced wagering during the holiday season.  Wagering and lottery equipment sales and software license revenues usually reflect a limited number of large transactions, which do not recur on an annual basis. Consequently, revenues and operating results of our Lottery Systems Group can vary substantially from period to period as a result of the timing of revenue recognition for major equipment sales and software licensing transactions and the size of the jackpots of lottery games such as Powerball® and Mega Millions during the relevant period. In addition, Printed Products sales may vary depending on the season and timing of contract awards, changes in customer budgets, changes in the way that we price our contracts, inventory ticket levels, lottery retail sales and general economic conditions.

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

In 2007, we entered into an arrangement to sell instant lottery tickets directly to the China Sports Lottery between March and December in 2008.  During 2008, we recorded approximately $40.2 million in revenues from the China Sports Lottery as a result of this temporary arrangement.  Beginning in 2009, the China Sports Lottery began purchasing instant lottery tickets through our joint venture, CSG Lottery Technology (Beijing) Co. Ltd., (“CSG”), in which we have a 49% interest.

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

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming markets and in the pari-mutuel wagering industry.  Our product offering includes server-based gaming machines, video lottery terminals (“VLTs”), monitor games, wagering systems for the pari-mutuel racing industry, sports betting systems and services and Great Britain regulated Category C Amusement With Prize (“AWP”) and Skill With Prize (“SWP”) terminals. Business units within the Diversified Gaming Group include Global Draw, a leading supplier of gaming terminals, systems and monitor games to licensed bookmakers, primarily in the U.K., Austria and Mexico; Scientific Games Racing LLC, a leading worldwide supplier of computerized systems for pari-mutuel wagering; Games Media Limited (“Games Media”), our AWP and SWP terminal supplier to U.K. pub operators; and our pari-mutuel gaming operations in Connecticut, Maine and the Netherlands.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following analysis compares the results of operations for the quarter ended September 30, 2009 to the results of operations for the quarter ended September 30, 2008.

Overview

Revenue Analysis

For the quarter ended September 30, 2009, total revenue was $239.1 million compared to $291.9 million for the quarter ended September 30, 2008, a decrease of $52.8 million or 18%. Our service revenue for the quarter ended September 30, 2009 was $222.0 million compared to $265.4 million for the quarter ended September 30, 2008, a decrease of $43.4 million, or 16%. The decrease was primarily attributable to instant lottery tickets now being sold in China by our joint venture rather than by us directly ($12.8 million), the impact of revised terms of previously announced lottery contract awards ($11.9 million), the loss of the South Carolina, West Virginia and South Dakota online lottery contracts ($3.5 million), a decrease in our licensed property revenues ($6.2 million), decreased sales of instant lottery tickets internationally and domestically ($3.9 million), lower dollars wagered, or handle, in our pari-mutuel business ($2.2 million) and the negative impact of foreign exchange rates ($7.8 million), partially offset by an increase in the sale of instant lottery tickets in Italy and the United Kingdom ($3.7 million) and increased service revenue from Global Draw and Games Media ($3.3 million).

Our sales revenue for the quarter ended September 30, 2009 was $17.1 million compared to $26.5 million for the quarter ended September 30, 2008, a decrease of $9.4 million or 35%. The decrease was primarily due to lower phone card sales revenue in the quarter ($4.3 million), lower hardware and software sales in Lottery Systems and Diversified Gaming ($6.4 million) and the negative impact of foreign exchange rates.

Expense Analysis

Cost of services of $127.8 million for the quarter ended September 30, 2009 was $29.7 million or 19% lower than for the quarter ended September 30, 2008.  The decrease was primarily due to instant lottery tickets now being produced in China by our joint venture rather than by us directly ($12.2 million), lower costs associated with our licensed properties business ($5.2 million), savings related to the Company’s Profitability Improvement Program ($4.4 million), our exit from the Mexico online lottery contract ($2.3 million), the loss of our South Carolina, West Virginia and South Dakota online lottery contracts ($2.5 million), lower costs associated with decreased revenue from our pari-mutuel and venue management business ($1.6 million) and the impact of foreign exchange rates ($4.3 million).

Cost of sales of $10.5 million for the quarter ended September 30, 2009 was $6.8 million or 39% lower than for the quarter ended September 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter and lower costs associated with decreased Lottery Systems and Diversified Gaming hardware and software sales.

Selling, general and administrative expense of $38.9 million for the quarter ended September 30, 2009 was $3.0 million or 7% lower than for the quarter ended September 30, 2008. The decrease was primarily attributable to reduced incentive compensation costs, savings realized from our Profitability Improvement Program ($2.5 million) and the favorable impact of foreign exchange rates.

Depreciation and amortization expense of $32.0 million for the quarter ended September 30, 2009 decreased $4.5 million or 12% from the quarter ended September 30, 2008 primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico, Oklahoma, South Carolina, West Virginia and South Dakota online lottery contracts, partially offset by increased depreciation from our domestic pari-mutuel business.

Interest expense of $22.7 million for the quarter ended September 30, 2009 increased $1.8 million or 9% from the quarter ended September 30, 2008, primarily attributable to increased borrowings from the issuance of the 2009 Notes, partially offset by decreased borrowings from the repurchase of debt during the third quarter of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings of CLN in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the earnings of CSG, our share of the earnings of Roberts Communications Network, LLC (“RCN”) and our interest in Guard Libang. For the quarter ended September 30, 2009, our share of CLN’s income totaled $11.2 million compared to $12.0 million in the quarter ended September 30, 2008. The decrease in income for the quarter ended September 30, 2009 primarily reflects the negative impact of foreign exchange rates and lower retail sales. For the quarter ended September 30, 2009 our share of the earnings of CSG was $1.5 million; there was no comparable amount in 2008. For the quarters ended September 30, 2009 and 2008, our share of the earnings of RCN was $0.9 million and $1.0 million, respectively. For the quarters ended September 30, 2009 and 2008, our share of the earnings of Guard Libang was $0.6 million and $0.5 million respectively.

Income tax expense was $6.9 million for the quarter ended September 30, 2009 compared to $9.9 million for the quarter ended September 30, 2008.  The effective income tax rates for the quarters ended September 30, 2009 and 2008 were 31.2% and 30.8%, respectively.  The effective tax rate for the three months ended September 30, 2009 includes the impact of the release of certain FIN 48 reserves associated with tax settlements in the quarter.  The effective tax rate for the quarter ended September 30, 2008 was less than the U.S. federal statutory rate of 35% due to lower tax rates applicable to earnings on operations outside the United States.

Segment Overview

Printed Products

For the quarter ended September 30, 2009, total revenue for Printed Products was $120.8 million compared to $154.6 million for the quarter ended September 30, 2008, a decrease of $33.8 million or 22%. For the quarter ended September 30, 2009, service revenue for Printed Products was $117.7 million compared to $147.1 million in the corresponding period in the prior year, a decrease of $29.4 million or 20%. The decrease was primarily attributable to instant lottery tickets now being sold in China by our joint venture rather than by us directly ($12.8 million), the impact of the revised terms of previously announced lottery contract awards ($5.4 million), the loss of our cooperative services contract with Ohio, decreased licensed property revenues ($6.2 million), decreased sales of instant lottery tickets internationally and domestically ($3.9 million) and the negative impact of foreign exchange rates ($2.8 million). The decrease was partially offset by an increase in the sale of instant lottery tickets in Italy and the United Kingdom ($3.7 million).

Printed Products sales revenue for the quarter ended September 30, 2009 was $3.0 million compared to $7.4 million for the quarter ended September 30, 2008, a decrease of $4.4 million or 59%. The decrease was primarily the result of lower phone card sales revenue in the quarter ($4.3 million).

Cost of services of $69.9 million for the quarter ended September 30, 2009 was $21.6 million or 24% lower than for the quarter ended September 30, 2008. The decrease was primarily due to instant lottery tickets now being produced in China by our joint venture rather than by us directly ($12.2 million), lower costs associated with our licensed properties business ($5.2 million), the loss of our cooperative services contract with Ohio, lower costs associated with the decreased sales of instant lottery tickets, savings related to the Company’s Profitability Improvement Program and the impact of foreign exchange rates ($2.5 million).

Cost of sales of $2.2 million for the quarter ended September 30, 2009 was $2.2 million or 50% lower than for the quarter ended September 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales in the quarter.

Selling, general and administrative expense of $11.8 million for the quarter ended September 30, 2009 was $2.5 million or 17% lower than for the quarter ended September 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs, savings realized from our Profitability Improvement Program ($0.9 million) and the impact of foreign exchange rates.

Depreciation and amortization expense of $8.2 million for the quarter ended September 30, 2009 decreased $1.1 million or 12% compared to the quarter ended September 30, 2008, primarily due to reduced depreciation and amortization from our domestic and international contracts.

Lottery Systems

For the quarter ended September 30, 2009, total revenue for Lottery Systems was $65.5 million compared to $77.4 million for the quarter ended September 30, 2008, a decrease of $11.9 million or 15%. Lottery Systems service revenue for the quarter ended September 30, 2009 was $52.3 million compared to $62.4 million for the quarter ended September 30, 2008, a decrease of $10.1 million or 16%. The decrease was primarily due to the revised terms of our online lottery contracts ($6.5 million), the loss of the South Carolina, West Virginia and South Dakota online lottery contracts ($3.5 million) and the impact of foreign exchange rates.

Lottery Systems sales revenue for the quarter ended September 30, 2009 was $13.1 million compared to $15.1 million for the quarter ended September 30, 2008, a decrease of $2.0 million or 13%.  The decrease was primarily due to lower sales of Lottery Systems hardware and software in 2009 ($4.3 million), partially offset by increased sales of lottery terminals to Italy ($3.3 million).

Cost of services of $26.7 million for the quarter ended September 30, 2009 was $5.9 million or 18% lower than for the quarter ended September 30, 2008. The decrease was primarily due to our exit from the Mexico online lottery contract ($2.3 million) and the loss of our South Carolina, West Virginia and South Dakota online lottery contracts ($2.5 million).

Cost of sales of $7.7 million for the quarter ended September 30, 2009 was $3.9 million or 34% lower than for the quarter ended September 30, 2008, primarily due to fewer lottery hardware and software sales in 2009.

Selling, general and administrative expense of $8.2 million for the quarter ended September 30, 2009 was $1.3 million or 19% higher than for the quarter ended September 30, 2008.  The increase was primarily attributable to a favorable adjustment made to internal labor allocation rates in 2008 and increased hardware engineering expenses, partially offset by reduced incentive compensation costs and savings realized from our Profitability Improvement Program.

Depreciation and amortization expense of $11.5 million for the quarter ended September 30, 2009 decreased $3.9 million or 25% compared to the quarter ended September 30, 2008, primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico, Oklahoma, South Carolina, West Virginia and South Dakota online lottery contracts.

Diversified Gaming

For the quarter ended September 30, 2009, total revenue for Diversified Gaming was $52.9 million compared to $59.9 million for the quarter ended September 30, 2008, a decrease of $7.0 million or 12%. Diversified Gaming service revenue for the three months ended September 30, 2009 was $51.9 million compared to $55.9 million for the quarter ended September 30, 2008, a decrease of $4.0 million or 7%. The decrease in service revenue was primarily due to lower handle in our pari-mutuel and venue management business ($2.2 million) and the negative impact of foreign exchange rates, partially offset by increased service revenue from Global Draw and Games Media ($3.3 million).

Diversified Gaming sales revenue for the quarter ended September 30, 2009 was $0.9 million compared to $4.0 million for the quarter ended September 30, 2008, a decrease of $3.1 million or 78%.  The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements ($0.2 million), lower sales from Global Draw ($2.3 million) and the negative impact of foreign exchange rates.

Cost of services of $31.1 million for the quarter ended September 30, 2009 was $2.3 million or 7% lower than for the quarter ended September 30, 2008. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($1.6 million), lower costs from Global Draw and the impact of foreign exchange rates ($1.5 million), partially offset by costs from increased service revenue from Games Media.

Cost of sales of $0.6 million for the quarter ended September 30, 2009 was $0.7 million or 54% lower than for the quarter ended September 30, 2008, primarily due to reduced sales from Games Media and Global Draw.

Selling, general and administrative expense of $5.6 million for the quarter ended September 30, 2009 was $0.2 million or 4% higher than for the quarter ended September 30, 2008. The increase was primarily due to increased costs from Global Draw and from our domestic pari-mutuel business, partially offset by lower costs from Games Media.

Depreciation and amortization expense of $12.2 million for the quarter ended September 30, 2009 increased $0.7 million or 6% from the quarter ended September 30, 2008, primarily due to increased depreciation from Games Media and from our domestic pari-mutuel business.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following analysis compares the results of operations for the nine months ended September 30, 2009 to the results of operations for the nine months ended September 30, 2008.

Overview

Revenue Analysis

For the nine months ended September 30, 2009, total revenue was $694.9 million compared to $854.9 million for the nine months ended September 30, 2008, a decrease of $160.0 million or 19%. Our service revenue for the nine months ended September 30, 2009 was $650.6 million compared to $764.0 million for the nine months ended September 30, 2008, a decrease of $113.4 million, or 15%. The decrease was primarily attributable to instant lottery tickets now being sold in China by our joint venture rather than by us directly ($25.2 million), the revised terms of previously announced lottery contract awards ($43.8 million), the loss of the South Carolina, West Virginia and South Dakota online lottery contracts, decreased licensed property revenues ($15.5 million), lower handle in our pari-mutuel and venue management business ($8.9 million) and the negative impact of foreign exchange rates ($31.6 million). The decrease was partially offset by increased revenue from instant ticket validation services in China ($7.8 million) and increased service revenue from Global Draw and Games Media ($13.1million).

Our sales revenue for the nine months ended September 30, 2009 was $44.2 million compared to $90.9 million for the nine months ended September 30, 2008, a decrease of $46.7 million or 51%.  The decrease was primarily the result of lower phone card sales revenue ($12.9 million), decreased Lottery Systems and Diversified Gaming hardware and software sales in 2009 ($29.5 million) and the negative impact of foreign exchange rates ($7.7 million).

Expense Analysis

Cost of services of $377.7 million for the nine months ended September 30, 2009 was $62.7 million or 14% lower than for the nine months ended September 30, 2008.  The decrease was primarily due to instant lottery tickets now being produced in China by our joint venture rather than by us directly ($23.2 million), lower costs associated with our licensed properties ($8.2 million), savings related to the Company’s Profitability Improvement Program ($11.4 million), the loss of our South Carolina, West Virginia and South Dakota online lottery contracts ($2.5 million), decreased costs from the Mexico online contract ($6.2 million), lower costs associated with decreased revenue from our pari-mutuel and venue management business ($5.9 million) and the impact of foreign exchange rates, partially offset by increased costs related to China ($1.9 million) and increased costs associated with increased service revenue from Global Draw and Games Media ($5.1 million).

Cost of sales of $30.9 million for the nine months ended September 30, 2009 was $32.9 million or 52% lower than for the nine months ended September 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales revenue, fewer Lottery Systems hardware and software sales, reduced sales from Games Media and Global Draw and the impact of foreign exchange rates.

Selling, general and administrative expense of $119.5 million for the nine months ended September 30, 2009 was $18.5 million or 13% lower than for the nine months ended September 30, 2008. The decrease was primarily attributable to reduced incentive compensation costs ($6.2 million), savings realized from our Profitability Improvement Program ($6.8 million) and the favorable impact of foreign exchange rates offset by costs associated with a property tax settlement.

Employee termination costs of $3.9 million for the nine months ended September 30, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the nine months ended September 30, 2008 were a result of the restructuring of our phone card business in the U.K.

Depreciation and amortization expense of $93.5 million for the nine months ended September 30, 2009 decreased $12.6 million or 12% from the nine months ended September 30, 2008 primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Oklahoma and Mexico online lottery contracts, partially offset by increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Interest expense of $62.9 million for the nine months ended September 30, 2009 increased $7.2 million or 13% from the nine months ended September 30, 2008, primarily attributable to increased borrowings from the 2009 Notes and the June 2008 debt refinancing, partially offset by decreased borrowings from the repurchase of debt during 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures primarily reflects our share of the earnings from the CLN, our share of the earnings from CSG, our share of the earnings of RCN and our interest in Guard Libang. For the nine months ended September 30, 2009, our share of CLN’s income totaled $37.8 million compared to $43.0 million in the nine months ended September 30, 2008. The decrease in income for the nine months ended September 30, 2009 primarily reflects the negative impact of foreign exchange rates.  For the nine months ended September 30, 2009 and 2008, our share of the earnings of CSG was $2.9 million and $0.0 million respectively.  For the nine months ended September 30, 2009 and 2008, our share of the earnings of RCN was $2.2 million and $2.9 million, respectively.  For the nine months ended September 30, 2009 and 2008, our share of the earnings of Guard Libang was $2.3 million and $2.8 million respectively.

Income tax expense was $46.6 million for the nine months ended September 30, 2009 compared to $30.7 million for the nine months ended September 30, 2008.  The effective income tax rates for the nine months ended September 30, 2009 and 2008 were 82.0% and 32.2%, respectively.  The effective rate for the nine months ended September 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits.  The effective tax rate for the nine months ended September 30, 2008 was less than the U.S. federal statutory rate of 35% due to lower tax rates applicable to earnings on operations outside the United States.

Segment Overview

Printed Products

For the nine months ended September 30, 2009, total revenue for Printed Products was $350.4 million compared to $445.8 million for the nine months ended September 30, 2008, a decrease of $95.4 million or 21%. For the nine months ended September 30, 2009, service revenue for Printed Products was $340.6 million compared to $421.2 million in the corresponding period in the prior year, a decrease of $80.6 million or 19%. The decrease was primarily attributable to instant lottery tickets now being sold in China by our joint venture rather than by us directly ($25.2 million), the impact of the revised terms of previously announced lottery contract awards ($25.1 million), decreased licensed property revenues ($15.5 million) and the negative impact of foreign exchange rates ($12.4 million), partially offset by an increase in the sale of instant lottery tickets in Italy and the United Kingdom ($3.7 million).

Printed Products sales revenue for the nine months ended September 30, 2009 was $9.8 million compared to $24.6 million for the nine months ended September 30, 2008, a decrease of $14.8 million or 60%. The decrease was primarily the result of lower phone card sales revenue ($12.9 million) and decreased sales in Germany due to the closing of the Honsel facility in the first quarter of 2008 ($1.3 million).

Cost of services of $202.6 million for the nine months ended September 30, 2009 was $47.1 million or 19% lower than for the nine months ended September 30, 2008. The decrease was primarily due to instant lottery tickets now being produced in China by our joint venture rather than by us directly ($23.2 million), lower costs associated with our licensed properties ($8.2 million), savings related to the Company’s Profitability Improvement Program and the impact of foreign exchange rates.

Cost of sales of $6.7 million for the nine months ended September 30, 2009 was $9.6 million or 59% lower than for the nine months ended September 30, 2008 primarily due to lower costs in our phone card business as a result of lower sales, the decline of sales in Germany and the impact of foreign exchange rates.

Selling, general and administrative expense of $34.1 million for the nine months ended September 30, 2009 was $11.0 million or 24% lower than for the nine months ended September 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs, savings realized from our Profitability Improvement Program and the impact of foreign exchange rates.

Employee termination costs of $2.0 million for the nine months ended September 30, 2009 were a result of our cost reduction initiatives.  Employee termination costs of $2.8 million for the nine months ended September 30, 2008 were a result of our restructuring of phone card manufacturing in the U.K.

Depreciation and amortization expense of $24.1million for the nine months ended September 30, 2009 decreased $4.6 million or 16% compared to the nine months ended September 30, 2008, primarily due to reduced depreciation and amortization from our domestic and international contracts.

Lottery Systems

For the nine months ended September 30, 2009, total revenue for Lottery Systems was $190.5 million compared to $225.7 million for the nine months ended September 30, 2008, a decrease of $35.2 million or 16%. Lottery Systems service revenue for the nine months ended September 30, 2009 was $159.4 million compared to $178.3 million for the nine months ended September 30, 2008, a decrease of $18.9 million or 11%. The decrease was primarily due to the revised terms of our online lottery contracts ($19.8 million), the loss of the South Carolina, West Virginia and South Dakota online lottery contracts ($6.2 million) and the negative impact of foreign exchange rates ($2.4 million), partially offset by increased revenue from instant ticket validation services in China ($7.8 million) and the improved rate on the Puerto Rico online contract.

Lottery Systems sales revenue for the nine months ended September 30, 2009 was $31.1 million compared to $47.3 million for the nine months ended September 30, 2008, a decrease of $16.2 million or 34%.  The decrease was primarily due to decreased Lottery Systems hardware and software sales in 2009 ($16.5 million) and the negative impact of foreign exchange rates ($3.4 million), partially offset by increased terminal sales to Italy.

Cost of services of $83.5 million for the nine months ended September 30, 2009 was $8.9 million or 10% lower than for the nine months ended September 30, 2008. The decrease was primarily due to decreased costs from the Mexico online lottery contract ($6.2 million) and the loss of our South Carolina, West Virginia, and South Dakota online lottery contracts ($4.2 million), partially offset by increased costs associated with the new Connecticut online contract ($1.8 million) and increased costs related to China.

Cost of sales of $22.0 million for the nine months ended September 30, 2009 was $16.4 million or 43% lower than for the nine months ended September 30, 2008, primarily due to fewer Lottery Systems hardware and software sales in 2009 and the impact of foreign exchange rates, partially offset by increased costs from terminal sales to Italy.

Selling, general and administrative expense of $23.0 million for the nine months ended September 30, 2009 was $2.7 million or 11% lower than for the nine months ended September 30, 2008.  The decrease was primarily attributable to reduced incentive compensation costs and savings realized from our Profitability Improvement Program ($2.8 million).

Employee termination costs of $0.1 million for the nine months ended September 30, 2009 were a result of our cost reduction initiatives.

Depreciation and amortization expense of $32.9 million for the nine months ended September 30, 2009 decreased $12.9 million or 28% compared to the nine months ended September 30, 2008, primarily due to decreased depreciation and amortization on our new Pennsylvania online lottery contract and decreased depreciation and amortization from the Mexico and Oklahoma online lottery contracts.

Diversified Gaming

For the nine months ended September 30, 2009, total revenue for Diversified Gaming was $154.0 million compared to $183.4 million for the nine months ended September 30, 2008, a decrease of $29.4 million or 16%. Diversified Gaming service revenue for the nine months ended September 30, 2009 was $150.6 million compared to $164.6 million for the nine months ended September 30, 2008, a decrease of $14.0 million or 9%. The decrease in service revenue was primarily due to lower handle in our pari-mutuel and venue management business ($8.9 million) and the negative impact of foreign exchange rates ($16.9 million), partially offset by increased service revenue from Global Draw and Games Media ($13.1 million).

Diversified Gaming sales revenue for the nine months ended September 30, 2009 was $3.4 million compared to $18.9 million for the nine months ended September 30, 2008, a decrease of $15.5 million or 82%.  The decrease was primarily due to the absence of a Global Draw content sale from 2008 ($2.4 million), decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals ($6.3 million), which are being deployed under revenue participation agreements, lower sales from Global Draw, the negative impact of foreign exchange rates ($3.8 million) and a one-time sale of pari-mutuel terminals in 2008 ($1.1 million).

Cost of services of $91.6 million for the nine months ended September 30, 2009 was $6.7 million or 7% lower than for the nine months ended September 30, 2008. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($5.9 million) and the impact of foreign exchange rates ($7.0 million), partially offset by increased costs associated with increased service revenue from Global Draw and Games Media ($7.9 million).

Cost of sales of $2.1 million for the nine months ended September 30, 2009 was $7.0 million or 77% lower than for the nine months ended September 30, 2008, primarily due to reduced sales from Games Media and Global Draw.

Selling, general and administrative expense of $17.3 million for the nine months ended September 30, 2009 was $2.2 million or 11% lower than for the nine months ended September 30, 2008 ($3.4 million). The decrease was primarily due to the absence of the Global Draw employee earn-out bonus which was accrued in part in the nine months ended September 30, 2008 and lower costs from Games Media and our domestic pari-mutuel business, partially offset by an increase in costs from Global Draw and costs associated with a property tax settlement.

Employee termination costs of $0.4 million for the nine months ended September 30, 2009 were a result of our cost reduction initiatives.

Depreciation and amortization expense of $36.0 million for the nine months ended September 30, 2009 increased $5.2 million or 17% from the nine months ended September 30, 2008, primarily due to increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed on May 18, 2009.

Liquidity, Capital Resources and Working Capital

On May 21, 2009, Scientific Games International, Inc. (“SGI”) issued $225.0 million in aggregate principal amount of its 9.25% Senior Subordinated Notes due 2019 (the “2009 Notes”) at an issue price of 96.823% of the principal amount.  The 2009 Notes were issued pursuant to an indenture dated as of May 21, 2009 (the “2009 Notes Indenture”) among SGI, as issuer, the Company, as a guarantor, the Company’s subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee.

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

The 2009 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The guarantees of the 2009 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt, and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2009 Notes. The 2009 Notes are structurally subordinated to all of the liabilities of the Company’s non-guarantor subsidiaries.

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

On November 5, 2009, SGI issued an additional $125.0 million aggregate principal amount of its 2009 Notes at an issue price of 101.5% of the principal amount of the notes.  The additional 2009 Notes were issued pursuant to the 2009 Notes Indenture and are equal in right of payment with, of the same series as, and vote as a single class on any matter submitted to the holders of, the 2009 Notes issued in May 2009.

On May 7, 2009, the Company entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company’s 2006 acquisition.  Based on the performance of the business, the total amount payable was determined to be approximately £60.6 million, of which approximately £30.5 million was paid in May 2009.  Approximately £28.1 million of the total amount payable was deferred under the terms of two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries).  The earn-out balance of approximately £2.0 million was paid in September 2009.

The promissory note issued to the principal selling shareholder, which was executed on May 7, 2009 by Scientific Games Luxembourg Finance S.a.r.l. (“SGLF”), an indirect 100%-owned subsidiary of the Company, has a principal amount of approximately £26 million and bears simple interest at the rate of 6.90% per annum, which interest is payable quarterly in arrears on the last day of March, June, September and December of each year, commencing on June 30, 2009.  The note matures on May 7, 2011.  Although not required to do so (except in connection with an event of default as described below), SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty.  The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI).  Such guaranty represents “senior debt” as that term is defined in the indentures governing the Company’s 6.25% Senior Subordinated Notes due 2012 (the “2004 Notes”), the Convertible Debentures and SGI’s 7.875% Senior Subordinated Notes due 2016 and the 2009 Notes.

If an event of default under the note shall occur and be continuing, the holder of the note may declare the principal amount of, and accrued interest on, the note to be immediately due and payable.  An “event of default” under the note shall occur if (1) SGLF shall fail to pay the then unpaid principal amount under the note within 15 days after the maturity date or any interest payment that is due and payable within 15 days after the applicable interest payment date, or (2) an “event of default” (as defined in the Credit Agreement (as defined below)) shall occur and be continuing and, as a result thereof, the amounts owing under the Credit Agreement immediately become due and payable.

The terms of the promissory notes issued to key management of Global Draw and the related guaranties are substantially identical to the note and guaranties described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

On March 27, 2009, we and our 100%-owned subsidiary, SGI, entered into an amendment (the “First Amendment”) to the credit agreement, dated as of June 9, 2008 (the “Credit Agreement”), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.  The purpose of the First Amendment was to provide the Company with additional operating and financing flexibility.

Under the First Amendment, (i) up to approximately $18.8 million in certain charges incurred and reserves created in the fourth quarter of 2008, (ii) up to $15.0 million of certain charges that may be incurred during the 12-month period commencing on March 1, 2009, including charges in connection with cost-reduction initiatives, and (iii) certain costs and fees incurred in connection with the First Amendment, will be added back to “Consolidated EBITDA” for purposes of calculating the “Consolidated Leverage Ratio” and the “Consolidated Senior Debt Ratio” (as such terms are defined under the Credit Agreement).  In addition, for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio as of any date prior to the earliest date on which any of the holders of Convertible Debentures may require the Company to repurchase their Convertible Debentures (currently June 1, 2010) (the “Convertible Debentures Repurchase Date”) neither (i) the earn-out payable with respect to the Company’s acquisition of Global Draw nor (ii) the principal amount of any unsecured promissory notes that may be issued in order to defer payment of up to the equivalent of $60.0 million of such earn-out (provided that, among other terms of such promissory notes, no principal payment thereon is required prior to September 30, 2010), will be included as “Indebtedness” in the calculation of “Consolidated Total Debt” (as such terms are defined in the Credit Agreement).  Accordingly, the promissory notes described above that were issued to the principal selling shareholder and key management of Global Draw will not be included as Indebtedness in the calculation of Consolidated Total Debt for purposes of determining the Consolidated Leverage Ratio and the Consolidated Senior Debt Ratio prior to the Convertible Debenture Repurchase Date.

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

Under the First Amendment, for purposes of determining the Consolidated Leverage Ratio as of any date of determination prior to the earlier of the Convertible Debentures Repurchase Date and the date the Convertible Debentures are redeemed in full, unrestricted cash and cash equivalents of SGI and the guarantors up to the “Debenture Reserve Amount” at such determination date will be netted against the then outstanding principal amount of the Convertible Debentures (and Consolidated Total Debt will be thereby reduced to the extent of such netting).  The “Debenture Reserve Amount” is an amount equal to the net cash proceeds received by SGI or the guarantors after the date of the First Amendment and prior to the Convertible Debentures Repurchase Date from (i) the issuance by the Company of shares of its capital stock (other than disqualified stock), or the issuance of “Permitted Additional Senior Indebtedness” or “Permitted Additional Subordinated Debt” or Indebtedness under the “Incremental Facilities” (as such terms are defined in the Credit Agreement), and (ii) any “Asset Sales” (as defined in the Credit Agreement) (up to an aggregate of $125.0 million of net cash proceeds) with respect to which a reinvestment notice is timely given (provided that the Debenture Reserve Amount will (A) not exceed the outstanding principal amount of the Convertible Debentures, (B) be reduced to zero on the Convertible Debentures Repurchase Date and (C) to the extent the Debenture Reserve Amount is increased as a result of Assets Sales, will be decreased if and to the extent that term loans under the Credit Agreement are prepaid in lieu of reinvesting the net cash proceeds therefrom pursuant to a reinvestment notice).  The 2009 Notes constitute “Permitted Additional Subordinated Debt” and, as such, the net cash proceeds from the issuance of such notes will be included in the “Debenture Reserve Amount” to the extent permitted under the First Amendment.

The First Amendment increased each of the interest rates set forth in the pricing grid in the Credit Agreement by 0.25% such that, depending upon the Consolidated Leverage Ratio, the interest rate will vary from 2.00% to 3.00% above LIBOR for eurocurrency loans, and 1.00% to 2.00% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.  Notwithstanding the foregoing, from the Effective Date until September 30, 2009, the applicable margin for eurocurrency loans was deemed to be 3.00% and the applicable margin for base rate loans was deemed to be 2.00%.

In connection with the First Amendment, SGI agreed to pay an aggregate of approximately $2.8 million in fees to consenting lenders and the administrative agent.

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

On September 30, 2009, the Company and SGI entered into a second amendment (the “Second Amendment”) to the Credit Agreement.

The primary purpose of the Second Amendment was to facilitate our ability to participate in the recently announced competitive tender process for a license to sell instant lottery tickets under the Gratta e Vinci lottery in Italy. The Second Amendment provides that certain payments, costs and obligations made or incurred by any of the Company or its subsidiaries, whether directly or indirectly, in connection with any award of a license to operate the instant ticket lottery (the “Italian Concession”), including any up-front fee required under the tender process (collectively, “Italian Concession Obligations”), will be permitted, subject to certain limitations, under the Credit Agreement covenant restricting “Investments” (as defined in the Credit Agreement) (to the extent such Italian Concession Obligations are deemed to be Investments under the Credit Agreement). Certain “Guarantee Obligations” (as defined in the Credit Agreement) incurred by any of the Company or its subsidiaries in respect of certain Italian Concession Obligations will be permitted under the Credit Agreement covenant restricting Indebtedness. In addition, the Second Amendment provides that certain Italian Concession Obligations paid or incurred in an applicable period will be added back to the definition of Consolidated EBITDA to the extent such Italian Concession Obligations are treated as an expense in the period paid or incurred.

The Second Amendment provides further that, in lieu of any required prepayment of term loans under the Credit Agreement, the net cash proceeds from any Asset Sale or “Recovery Event” (as defined in the Credit Agreement) may, during the 12-month reinvestment period, be applied to make or incur any Investment to fund or satisfy any Italian Concession Obligations not yet made or satisfied (or, under certain circumstances, may be deemed to apply to any Investment that is made or incurred to fund or satisfy Italian Concession Obligations already funded or satisfied).

In addition, pursuant to the Second Amendment, we will be required to maintain the following revised financial ratios during the following relevant periods:

•                                            a Consolidated Leverage Ratio as at the last day of each fiscal quarter no more than the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                                                                  4.25 to 1.00 (fiscal quarter ended June 30, 2008 through September 30, 2009);

•                                                                  4.75 to 1.00 (fiscal quarter ended December 31, 2009 through December 31, 2010);

•                                                                  4.50 to 1.00 (fiscal quarter ended March 31, 2011 through December 31, 2011);

•                                                                  4.25 to 1.00 (fiscal quarter ended March 31, 2012 through September 30, 2012); and

•                                                                  4.00 to 1.00 (fiscal quarter ending December 31, 2012 and thereafter);

•                                            a Consolidated Senior Debt Ratio as at the last day of each fiscal quarter no more than the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                                                                  2.50 to 1.00 (fiscal quarter ended June 30, 2008 through September 30, 2009);

•                                                                  2.75 to 1.00 (fiscal quarter ended December 31, 2009 through December 31, 2010); and

•                                                                  2.50 to 1.00 (fiscal quarter ended March 31, 2011 and thereafter);

•                                            a “Consolidated Interest Coverage Ratio” (as defined in the Credit Agreement) for any period of four consecutive fiscal quarters of not less than the ratio set forth below with respect to such period or with respect to the period during which such four consecutive fiscal quarters ends:

•                                                                  3.50 to 1.00 (four consecutive fiscal quarters ending on or prior to September 30, 2009); and

•                                                                  3.00 to 1.00 (four consecutive fiscal quarters ending December 31, 2009 and thereafter).

Pursuant to the Second Amendment, certain additional dispositions will be permitted under the Credit Agreement covenant restricting “Dispositions,” including, subject to certain limitations, dispositions pursuant to certain permitted investments such as permitted investments in “Non-Guarantor Subsidiaries,” joint ventures and “Permitted Acquisitions” (as such terms are defined in the Credit Agreement).

The interest rates set forth in the pricing grid in the Credit Agreement will be unchanged, except that, pursuant to the Second Amendment, an interest rate level will be added to the top of the grid such that, if the Consolidated Leverage Ratio as of the most recent determination date is equal to or greater than 4.25 to 1 (and, in any event, for the six-month period beginning on September 30, 2009), the interest rate will be 3.25% above LIBOR for eurocurrency loans, and 2.25% above the higher of (i) the prime rate or (ii) the Federal Funds Effective Rate plus 0.50% for base rate loans.

The Second Amendment also provides that the commitment fee rate payable in respect of the available revolving credit facility commitments under the Credit Agreement will be (i) 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or (ii) 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00 (and, in any event, for the six-month period beginning on September 30, 2009).

In connection with the Second Amendment, SGI agreed to pay an aggregate of approximately $2.8 million in fees to consenting lenders and the administrative agent.

On October 13, 2009, the Company and SGI entered into a third amendment to the Credit Agreement (the “Third Amendment”).  Under the Third Amendment, solely for purposes of determining whether the Company or SGI may incur Permitted Additional Subordinated Debt or Permitted Additional Senior Indebtedness at any time prior to December 31, 2009, the required Consolidated Leverage Ratio, Consolidated Senior Debt Ratio and Consolidated Interest Coverage Ratio will be deemed to be the same as those required for December 31, 2009.

On October 29, 2009, SGI entered into a commitment letter with J.P. Morgan Securities, Inc. and JPMorgan, pursuant to which JPMorgan has committed, subject to certain conditions, to provide up to $75.0 million in the aggregate of senior secured term loans under one or more incremental term loan facilities under the Credit Agreement.

Any proceeds from borrowings under these incremental term loan facilities would be available to be applied for general corporate purposes, which may include the payment of a portion of potential obligations in connection with any award of a new Italian instant ticket lottery concession (including potential upfront payment obligations), the funding of any future acquisitions, capital expenditures and the repayment or repurchase, through open market purchases or otherwise, of a portion of the outstanding indebtedness of the Company or its subsidiaries.

SGI is not obligated to utilize this commitment or to borrow any amounts thereunder.  This commitment is subject to certain conditions and will expire on June 30, 2010.  While SGI currently believes it will be able to satisfy the conditions to borrowing provided for under the commitment, there can be no assurance that it will be able to do so.

We were in compliance with our covenants as of September 30, 2009.

As of September 30, 2009, we had approximately $201.4 million available for additional borrowing or letter of credit issuance under our revolving credit facility.  There were no borrowings and $48.6 million in outstanding letters of credit under our revolving credit facility as of September 30, 2009.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios or covenants.

The Company may, from time to time, seek to retire or purchase its outstanding debt in open market purchases, in privately negotiated transactions, or otherwise.  Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.  During the three and nine months ended September 30, 2009, we repurchased approximately $43.2 million and $174.6 million, respectively, in aggregate principal amount of our Convertible Debentures for approximately $42.4 million and $166.4 million, respectively, in cash under our previously announced Convertible Debentures repurchase program.  During the nine months ended September 30, 2009, we repurchased approximately $12.9 million in aggregate principal amount of 2004 Notes for approximately $12.4 million cash under our previously announced 2004 Notes repurchase program.

During the second and third quarters of 2009, in connection with repurchases made during 2009 under our Convertible Debenture repurchase program, we unwound a corresponding portion of the convertible bond hedge and warrant option transactions that we entered into in December 2004 in connection with the original issuance of the Convertible Debentures such that the number of call options held by us under the bond hedge was reduced from 275,000 to approximately 99,191 and the number of warrants held by the warrant counterparties was reduced from approximately 9,450,171 to approximately 3,408,620.  We received a net cash settlement of approximately $0.1 million and $1.3 million, respectively, during the three and nine months ended September 30, 2009 as a result of this unwinding of a portion of the convertible bond hedge and warrant option transactions.  For additional information on the bond hedge and warrants, refer to Note 8 of the Notes to Consolidated Financial Statements included in our Current Report on Form 8-K filed on May 18, 2009.

On January 1, 2009, we adopted new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (the “New Convertible Debt Guidance”).  The New Convertible Debt Guidance clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by previous convertible debt accounting guidance and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The New Convertible Debt Guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and was required to be applied retrospectively to all periods presented.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below as of September 30, 2009:

	Cash Payments Due By Period
	In thousands
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes (1)	$187,075	—	187,075	—	—
Long-term debt, 0.75% convertible debentures (1) (2)	99,191	99,191	—	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, 9.25% notes (3)	225,000	—	—	—	225,000
Long-term debt, term loan (1)	541,750	5,500	11,000	525,250	—
Global Draw promissory note	45,802	—	45,802	—	—
Unsecured borrowings denominated in RMB (1)	37,478	37,478	—	—	—
Other long-term debt	2,368	37	1,635	441	255
Interest expense (4)	390,291	74,596	140,072	102,495	73,128
Contractual capital requirements	18,280	18,280	—	—	—
SERP payout (5)	14,515	8,807	5,708	—	—
Operating leases	91,420	18,324	30,850	24,751	17,495
Other long-term liabilities (6)	22,906	—	4,794	5,710	12,402
Total contractual obligations	$1,876,076	262,213	426,936	658,647	528,280

(1)                                Refer to Note 8 of the Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed on May 18, 2009 for information regarding long-term and other debt.

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

(3)                                Refer to Note 6 of the Notes to Consolidated Financial Statements for the quarter ended September 30, 2009 for information regarding the 9.25% notes and the Global Draw earn-out promissory notes.

(4)           Based on rates in effect at September 30, 2009.

(5)                              See Note 13 of the Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed on May 18, 2009.

(6)                                We have excluded approximately $13.2 million of pension plan liabilities, deferred compensation liabilities of approximately $13.5 million and the liability for uncertain tax positions of $19.3 million at September 30, 2009.  Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the Consolidated Statements of Operations. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results.  In the next year, we are obligated under our contract with the China Sports Lottery to purchase approximately 32,750 instant ticket validation machines for a total cost of approximately $18.3 million. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

As of September 30, 2009, our available cash and borrowing capacity totaled $414.5 million compared to $330.8 million as of December 31, 2008. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The $72.4 million increase in our available cash from the December 31, 2008 level principally reflects the net cash provided by operating activities for the nine months ended September 30, 2009 of $176.0 million along with $76.0 million of net borrowings, offset by wagering and other capital expenditures and other investing activities totaling $76.4 million and acquisition-related payments of $89.5 million. The $176.0 million of net cash provided by operating activities is derived from approximately $156.8 million of net cash provided by operations and approximately $19.2 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable, inventories and prepaids, deposits and other current assets and increases in accrued interest and accrued income taxes, partially offset by decreases in accounts payable and other current liabilities.  Capital expenditures were $9.1 million in the nine months ended September 30, 2009 compared to $10.9 million in the corresponding period in 2008. Wagering system expenditures totaled $44.9 million in the nine months ended September 30, 2009 compared to $119.3 million in the corresponding period in 2008, and consisted primarily of our lottery contracts in Pennsylvania and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures during the nine months ended September 30, 2009 consisted primarily of licensed properties, lottery contracts in Pennsylvania and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the Credit Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At September 30, 2009, approximately 67% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

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

Principal Amount by Expected Maturity — Average Interest Rate

September 30, 2009

(Dollars in thousands)

	Twelve Months Ended September 30
	2010	2011	2012	2013	2014	Thereafter	Total	FMV
Debt at fixed interest rates	$136,706	45,916	1,521	287,201	315	425,255	896,914	899,347
Weighted-average interest rates	2.0%	6.9%	2.7%	6.4%	1.4%	8.6%	6.8%

Debt at variable interest rates	$5,500	5,500	5,500	425,250	—	—	441,750	439,541
Weighted-average interest rates	4.0%	4.0%	4.0%	4.0%	0.0%	0.0%	4.0%

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below.  This description includes any and all changes (whether or not material) to, and supersedes, the description of the risk factors associated with out business previously disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008.

We operate in highly competitive industries and our success depends on our ability to effectively compete with numerous domestic and foreign businesses.

We face competition from a number of domestic and foreign businesses, some of which have substantially greater financial resources than we do, which could impact our ability to win new contracts and renew existing contracts. We continue to operate in a period of intense price-based competition, which could affect the number and the profitability of the contracts we win.

Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the domestic lottery market has matured such that the number of states conducting lotteries is unlikely to increase materially in the near-term.

We believe our principal competitors in the instant ticket lottery business are increasing their production capacity, which could increase pricing pressures in the instant ticket business and adversely affect our ability to win or renew instant ticket contracts or reduce the profitability of instant ticket contracts that we do win. Our domestic instant ticket business could also be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the United States or should other foreign competitors establish printing facilities in the United States, Canada or Mexico to supply the United States.

We also face increased price competition in the online lottery business from our two principal competitors. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to our competitors. Our online lottery contracts with South Carolina, West Virginia and South Dakota terminated on November 15, 2008, June 27, 2009 and August 2, 2009, respectively, and our online lottery contracts with New Hampshire and Vermont each terminate on June 30, 2010. We also compete in the international instant ticket lottery business with low-price, low-quality printers in a regulated environment where laws are being reinterpreted so as to create competition from non-traditional lottery vendors and products.

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

We also operate in competitive markets in other parts of our business. Our pari-mutuel business faces competition from other operators, other gaming venues such as casinos and state-sponsored lotteries and other forms of legal and illegal gaming. The market for pari-mutuel wagering has seen declines over a period of years and the continuing popularity of horse and dog racing is important to the operating results of our pari-mutuel business. Our other gaming-related businesses face competition from other vendors and illegal operators, as well as changes in law and regulation that can affect our future profitability. In our prepaid phone card business, we are operating in a period of intense price-based competition, which may continue to negatively affect our revenues and operating margins. Moreover, the cellular telephone industry is undergoing technological changes such that other technologies, including electronic commerce, could impact our growth opportunities and our customer relationships in connection with our prepaid phone card business.

Recent changes to certain contracts and other aspects of our business, together with the current economic conditions and adverse foreign currency exchange rate fluctuations, have adversely affected our results of operations and may continue to do so.

Over the past several quarters, we have changed the pricing and pricing structure of certain of our lottery contracts and, in 2009, began selling instant lottery tickets in China through our joint venture rather than directly (and, therefore, the related revenues and expenses are no longer recognized in our revenue and expense line items). These changes, together with the current global economic conditions and adverse foreign currency exchange rate fluctuations, have had and may continue to have a negative effect on our results of operations. For example, our revenues in the first three quarters of 2009 decreased approximately $160.0 million, or approximately 19%, compared to the same period in 2008. We expect these factors that negatively impacted our results in the first three quarters of 2009 to continue to do so into at least the fourth quarter of 2009.

In addition, we cannot predict the effect that the global economic conditions will have on us as it also impacts our customers, vendors and business partners. We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector. However, there can be no assurance that the continuation or worsening of the current global economic conditions will not negatively impact the lottery or wide area gaming businesses.

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

Generally, our contracts are for initial terms of one to five years, with optional renewal periods. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to our competitors. Our revenues from our online contracts in these states represented approximately $23.0 million, or approximately 2%, of our total 2008 revenues.

In addition, CLN’s current concession from the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery, and our contract to supply instant lottery tickets and other services to CLN, our largest customer, are scheduled to expire in June 2010.

On October 12, 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s current concession. Although a maximum of four concessions can be granted by the terms of the tender, we understand that our bidding group was the only group to submit a bid. The concession, anticipated to begin in June 2010, will have an initial term of nine years (subject to a performance evaluation during the fifth year) and may be extended by the Monopoli di Stato for an additional nine years. Pricing for the new concession is set at 11.9% of retail sales, inclusive of retailer commissions of 8.0%, compared to the current tiered pricing structure, which averaged 12.1% of retail sales in the second quarter of 2009 inclusive of retailer commissions of 8.0% and a VAT. The new rate is exclusive of VAT; however VAT will be charged on the operating expenses of the concessionaire.

A non-bidding third party filed a request with the TAR Lazio (Rome Administrative Court) seeking the suspension and annulment of the tender.  We understand that the request claims that the tender is discriminatory and that it unlawfully limits competition. The request to suspend the tender was denied in hearings on October 14 and October 28, 2009. Another hearing has been scheduled for November 11, 2009 to address the request for annulment. We currently expect the results of the tender to be published in mid-November 2009. In the event that the request for annulment is granted, we cannot predict what actions, if any, the Italian government or Monopoli di Stato will take, including potentially passing new legislation, amending the tender procedures, issuing new tender procedures or exercising its option to extend CLN’s current concession.

In the event that our bidding group is the sole bidding group to be awarded a concession, our bidding group would be obligated to make upfront payments of €520.0 million and €280.0 million on or about November 30, 2009 and November 30, 2010, respectively. We would be responsible for our pro rata share of these payments (which would be €104.0 million and €56.0 million, respectively, assuming our ownership interest in the entity that holds the concession remains at 20%). In conjunction with the submission of its bid, our bidding group provided bank guarantees to support a €40.0 million bid guarantee and a €75 million performance guarantee. We guaranteed our pro rata share of these guarantees through the issuance of €23.0 million of letters of credit under our revolving credit facilities.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s current concession or whether other operators will also be awarded a concession. In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements. In the event that our bidding group is awarded a concession, we anticipate that our bidding group will form and capitalize a new vehicle to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN. However, we cannot guarantee that we will be able to enter into definitive governing agreements, nor can we predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights).

We are also required by certain of our lottery customers to provide surety or performance bonds in connection with our contracts. There can be no assurance that we will continue to be able to obtain surety or performance bonds on commercially reasonable terms or at all. Our inability to provide such bonds would materially and adversely affect our ability to renew existing, or obtain new, lottery contracts.

There can be no assurance that our current contracts will be extended or that we will be awarded new contracts as a result of competitive bidding processes in the future. The termination, expiration or failure to renew one or more of our contracts could cause us to lose substantial revenues and profits, which could have an adverse effect on our ability to win or renew other contracts or pursue acquisitions or other growth initiatives.

We may not have sufficient cash flows from operating activities, cash on hand and available borrowings under our credit facilities to finance required capital expenditures under new contracts, service our indebtedness and meet our other cash needs. These obligations require a significant amount of cash.

Our online lottery, wide area gaming and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing at commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations. Moreover, we may not realize the return on investment that we anticipate on new contracts due to a variety of factors, including lower than anticipated retail sales and unanticipated regulatory developments or litigation.

As of September 30, 2009, we had total indebtedness of approximately $1,369.1 million (excluding $125.0 million of additional 2009 Notes issued on November 5, 2009), or approximately 68.2% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement, senior subordinated notes and convertible senior subordinated debentures. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we are unable to generate sufficient cash flow from operations in the future to meet our commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be completed on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. Moreover, our existing or future debt agreements contain restrictive covenants that may prohibit us from adopting these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

In addition, as described below, a substantial portion of our long-term indebtedness may accelerate and become due in 2010 unless certain actions are taken to eliminate the right of the holders of our convertible debentures to require us to redeem or repurchase such convertible debentures or unless our available liquidity exceeds the aggregate principal amount of such convertible debentures then outstanding plus $50.0 million. During 2009, we have taken steps that we believe will allow us to address this potential acceleration event, including deferring a portion of the Global Draw earn-out payment by issuing the Global Draw promissory notes, completing the offerings of the 2009 Notes (and receiving net proceeds of approximately $335.6 million) and repurchasing approximately $174.6 million in aggregate principal amount of our convertible debentures (leaving approximately $99.2 million in aggregate principal amount of our convertible debentures currently outstanding). Although we expect that we will be able to satisfy the conditions described above (including by having sufficient cash and liquidity), and thereby prevent the acceleration of such indebtedness, there can be no assurance that we will be able to do so.

Our credit facilities and the indentures governing our senior subordinated notes and our convertible debentures impose certain restrictions.  Failure to comply with any of these restrictions could result in the acceleration of the maturity of our indebtedness.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.

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

•                  transact with affiliates; and

•                  alter the business we conduct.

In addition, our credit facilities require us to maintain certain financial ratios.  As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.  Accordingly, these restrictions may limit our ability to successfully operate our business.  A failure to comply with the restrictions contained in the credit facilities or the indentures, or to maintain the financial ratios required by the credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness.  See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding these financial ratios.

There can be no assurance that our future operating results will be sufficient to enable compliance with the covenants in our credit facilities, our indentures or other indebtedness or to remedy any such default.  In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments, including those under the notes.

The holders of our convertible debentures have the right to require us to repurchase some or all of their convertible debentures in June 2010, the Global Draw promissory notes will mature in May and June 2011, and our 2004 Notes will mature in December 2012.  The maturity of borrowings under our credit facilities will be accelerated to March 2010, February 2011 or September 2012, respectively, if certain conditions related to our convertible debentures, Global Draw promissory notes or 2004 Notes, as applicable, are not satisfied.

Under the terms of our convertible debentures, the holders of the convertible debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest.  If current market conditions continue and our common stock continues to trade at current levels, we believe it is likely that the holders of the debentures will exercise this repurchase right.  In connection with that repurchase right, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on March 1, 2010, unless one of the following conditions is met:

•                  the right of holders of the convertible debentures to require the repurchase of their convertible debentures is eliminated on or prior to March 1, 2010;

•                  the convertible debentures are refinanced, redeemed or defeased (or a trust or escrow is established, on terms reasonably satisfactory to the administrative agent under the credit facilities, for purposes of and in an amount sufficient to discharge all payment obligations with respect to the convertible debentures) on or prior to March 1, 2010; or

•                  the sum of the aggregate unused and available revolving facility commitments plus unrestricted cash held by SGI and the guarantors on March 1, 2010 is not less than the sum of the principal amount of convertible debentures then outstanding plus $50.0 million.

In addition, the promissory notes issued in connection with the deferred of a portion of the earn-out and contingent bonuses that were payable in connection with our 2006 acquisition of Global Draw mature in May and June 2011. In connection with the maturity of the Global Draw promissory notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on February 7, 2011 unless either:

•                  no such promissory notes remain outstanding on such date; or

•                  the sum of the aggregate unused and revolving facility commitments plus unrestricted cash held by SGI and the guarantors on such date is not less than the sum of the principal amount of such promissory notes then outstanding plus $50.0 million.

In addition, our 2004 Notes mature on December 15, 2012.  In connection with the maturity of the 2004 Notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on September 15, 2012, unless either:

•                  the 2004 Notes are refinanced, redeemed or defeased (or a trust or escrow is established, on terms and conditions reasonably satisfactory to the administrative agent, for purposes of and in an amount sufficient to discharge the 2004 Notes) on or prior to September 15, 2012 ; or

•                  the sum of the aggregate unused and available revolving facility commitments plus unrestricted cash held by SGI and the guarantors on September 15, 2012 is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50.0 million.

During 2009, we have taken steps that we believe will allow us to address the potential acceleration event with respect to our convertible debentures, including deferring a portion of the Global Draw earn-out payment by issuing the Global Draw promissory notes, completing the offerings of the 2009 Notes (and receiving net proceeds of approximately $335.6 million) and repurchasing approximately $174.6 million in aggregate principal amount of our convertible debentures (leaving approximately $99.2 million in aggregate principal amount of our convertible debentures currently outstanding).  We expect that we will be able to satisfy the conditions described above with respect to our convertible debentures in a timely manner (including by having sufficient cash and liquidity to satisfy the liquidity condition described above), and thereby prevent the indebtedness under our credit facilities from becoming accelerated at March 1, 2010.  In addition, we expect to have enough cash and liquidity to retire all of our convertible debentures when holders have the right to require us to repurchase the convertible debentures in June 2010.  However, there can be no assurance that we will be able to satisfy the foregoing conditions set forth above or to repay any accelerated indebtedness under our credit facilities or repurchase the convertible debentures in 2010 or such later date as such repurchase may be required, or to repay the Global Draw promissory notes in May and June 2011 or the 2004 Notes in 2012.

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

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming industry machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. We are required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of our pari-mutuel business and we are subject to extensive background investigations and suitability standards in our lottery business. We also will become subject to regulation in any other jurisdiction where our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

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

Our revenues fluctuate due to seasonality and timing of equipment sales and, therefore, our periodic operating results are not guarantees of future performance.

Our pari-mutuel service revenues are subject to seasonality related to weather variations. The first and fourth quarters of the calendar year traditionally comprise the weakest period for our pari-mutuel wagering service revenue. As a result of inclement weather during the winter months, a number of racetracks do not operate and those that do operate often experience missed racing days. Additionally, the fourth quarter is typically the weakest quarter for Global Draw due to reduced wagering during the holiday season. This adversely affects the amounts wagered and our corresponding service revenues. In addition, our revenues in our Lottery Systems Group can be somewhat dependent on the size of jackpots of lottery games such as Powerball® and Mega Millions during the relevant period.

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

Our business could also be impacted by natural or man-made disasters such as Hurricane Katrina or the terrorist attack in New York on September 11, 2001. Although we have taken steps to have disaster recovery plans in place and maintain business interruption insurance, there can be no assurance that such an event would not have a significant impact on our business.

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

In addition, our Global Draw business has entered into a number of significant contracts whose performance depends upon our third party suppliers delivering equipment on schedule for Global Draw to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in Global Draw being in breach of and subsequently losing those contracts, which loss could have a material adverse affect on our results of operations.

We may be liable for product defects or other claims relating to our products.

Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problems with the performance of our products could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, if our customers believe that they have suffered harm caused by our products, they could bring claims against us that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees, expenses, and payment of damages, decreased demand for our products and services, and injury to our reputation. Our insurance may not sufficiently cover a large judgment against us or a large settlement payment, and is subject to customary deductibles, limits and exclusions.

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

We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that legal and regulatory requirements in China will not change or that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would impose additional costs on our operations in China or even restrict or prohibit such operations. For example, comprehensive legislation regulating competition took effect in August 1, 2008. This new law, among other things, prohibits certain types of agreements (unless they fall within specified exemptions) and certain behavior classified as abuse of dominant market position or intellectual property rights. Additionally, new lottery regulations providing for enhanced supervision of the lottery industry in China became effective on July 1, 2009. Although we do not believe these new laws will have a material adverse effect on our results of operations, we cannot predict with certainty what impact the new law (or implementing rules or enforcement policy) will have on our business in China (including whether or to what extent, the law applies to state-owned business or joint ventures in which they participate).

We may not realize the operating efficiencies, market position or financial results that we anticipate from our investments in foreign markets and our failure to effectively manage the above risks associated with our operations in foreign markets could have a material adverse effect on our results of operations, business or prospects.

We recognize significant earnings from our investment in CLN but we do not control distributions of its cash. CLN’s current concession to operate the Gratta e Vinci instant ticket lottery and our contract with CLN to supply CLN instant lottery tickets and other services are scheduled to expire in 2010.

We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting. Our investment in CLN resulted in a significant portion of our income in 2008. For the year ended December 31, 2008, we recorded equity in net income of approximately $51.7 million attributable to our interest in CLN. For the nine months ended September 30, 2009, we recorded equity in net income of approximately $37.8 million attributable to our interest in CLN. Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings. Lottomatica S.p.A., which owns one of our principal competitors, has a 63% interest in CLN. If CLN does not distribute earnings to its equity holders, we may record significant income attributable to our interest in CLN but will not receive commensurate cash flow. Any inability to access cash earned by the consortium could adversely affect our ability to pay our obligations under the notes.

In addition, CLN’s current concession as the exclusive operator of the Gratta e Vinci instant ticket lottery and our contract to supply instant lottery tickets and other services to CLN are scheduled to expire in June 2010.

On October 12, 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s current concession. Although a maximum of four concessions can be granted by the terms of the tender, we understand that our bidding group was the only group to submit a bid. The concession, anticipated to begin in June 2010, will have an initial term of nine years (subject to a performance evaluation during the fifth year) and may be extended by the Monopoli di Stato for an additional nine years. Pricing for the new concession is set at 11.9% of retail sales, inclusive of retailer commissions of 8.0%, compared to the current tiered pricing structure, which averaged 12.1% of retail sales in the second quarter of 2009 inclusive of retailer commissions of 8.0% and a VAT. The new rate is exclusive of VAT; however VAT will be charged on the operating expenses of the concessionaire.

A non-bidding third party filed a request with the TAR Lazio (Rome Administrative Court) seeking the suspension and annulment of the tender.  We understand that the request claims that the tender is discriminatory and that it unlawfully limits competition. The request to suspend the tender was denied in hearings on October 14 and October 28, 2009. Another hearing has been scheduled for November 11, 2009 to address the request for annulment. We currently expect the results of the tender to be published in mid-November 2009. In the event that the request for annulment is granted, we cannot predict what actions, if any, the Italian government or Monopoli di Stato will take, including potentially passing new legislation, amending the tender procedures, issuing new tender procedures or exercising its option to extend CLN’s current concession.

In the event that our bidding group is the sole bidding group to be awarded a concession, our bidding group would be obligated to make upfront payments of €520.0 million and €280.0 million on or about November 30, 2009 and November 30, 2010, respectively. We would be responsible for our pro rata share of these payments (which would be €104.0 million and €56.0 million, respectively, assuming our ownership interest in the entity that holds the concession remains at 20%). In conjunction with the submission of its bid, our bidding group provided bank guarantees to support a €40.0 million bid guarantee and a €75 million performance guarantee. We guaranteed our pro rata share of these guarantees through the issuance of €23.0 million of letters of credit under our revolving credit facilities.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s current concession or whether other operators will also be awarded a concession. In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements. In the event that our bidding group is awarded a concession, we anticipate that our bidding group will form and capitalize a new vehicle to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN. However, we cannot guarantee that we will be able to enter into definitive governing agreements, nor can we predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights).

Certain holders of our common stock exert significant influence over the Company and may make decisions that conflict with the interests of our creditors.

In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to a Form 4 filed with the SEC on January 6, 2009, this holder beneficially owns 25,985,737 shares of our common stock, or approximately 28% of our currently outstanding common stock. Such holder is entitled to appoint up to four members of our Board of Directors under a stockholders’ agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

If certain of our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of our senior management team.  Additionally, we depend on certain of our directors, including our Chairman A. Lorne Weil for overall strategic and organizational guidance and advice on business development projects and mergers and acquisitions. Mr. Weil and our senior management team have extensive experience in the lottery and pari-mutuel businesses.  If we lose the services of Mr. Weil or any of our senior officers and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our business subjects us to contract penalties and risks of litigation, including due to potential allegations that we have not fully performed under our contracts or that goods or services we supply are defective in some respect. Litigation is pending in Colombia arising out of the termination of certain Colombian lottery contracts in 1993. An agency of the Colombian government has asserted claims against certain parties, including SGI, which owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), the former operator of the Colombian national lottery. The claims are for, among other things, contract penalties, interest and the costs of a bond issued by a Colombian surety. For additional information regarding this litigation see “Item 3—Legal Proceedings” included in our Annual Report on Form 10-K. Recently, a Colombian court ruled against Wintech’s appeal (to which we are not party) of an action by the Colombian governmental agency that arises out of the same claims asserted by the Colombian governmental agency against SGI. Although we believe that any potential losses arising from this litigation will not result in a material adverse effect on our consolidated financial position or results of operations, we cannot predict the final outcome, and there can be no assurance that this litigation will not be finally resolved adversely to us or result in material liability.

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

Although we have increasingly automated our pari-mutuel field operations and created two hub centers, we have union employees in our pari-mutuel field operations in the United States and Canada. We collectively bargain with the labor unions that represent these employees. The collective bargaining agreement representing the majority of our union employees in our pari-mutuel field operations in the United States and the collective bargaining agreement relating to our Canadian racing operations expired on October 20, 2009. We have reached tentative agreement, subject to member ratification, on a two-year extension to our agreement with the union representing our pari-mutuel field employees in the United States. Negotiations are currently scheduled for the fourth quarter of 2009 with respect to our agreement relating to Canadian racing operations (which agreement will continue in effect pending such negotiations). Although we believe we will be able to finalize extensions to these union agreements, there can be no assurance that we will be able to do so. In addition, notwithstanding these agreements and negotiations, if we were to experience a union strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. Certain of our other employees are represented by unions, including certain employees at our printing facilities in Australia, Canada, Chile and United Kingdom and at one of our Connecticut OTB locations. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers’ operations to be affected and might have permanent effects on our business.

The price of our common stock has been volatile and may continue to be volatile.

Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, market perceptions of our financial reporting, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions. During the 52-week period ending on September 30, 2009, our stock price fluctuated between a high of $19.33 and a low of $10.58. This significant stock price fluctuation may make it more difficult for our stockholders to resell their common stock when they want and at prices they find attractive.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2009 - 7/31/2009	15,592	$16.05	—	$161.5 million
8/1/2009 - 8/31/2009	4,490	$17.96	—	$161.5 million
9/1/2009 - 9/30/2009	—	$—	—	$161.5 million
Total	20,082	$16.48	—	$161.5 million

(1)          This column reflects shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended September 30, 2009.

(2)          The $200 million stock repurchase program, which expires on December 31, 2009, was originally publicly announced on November 2, 2006, extended on December 13, 2007 and extended again on December 11, 2008.

On August 17, 2009 our board of directors approved an increase to the amount authorized under our previously announced program for the Convertible Debentures from $158.3 million to $183.3 million in aggregate principal amount.  During the three and nine months ended September 30, 2009, the Company repurchased approximately $43.2 million and $174.6 million, respectively, in aggregate principal amount of the Convertible Debentures for approximately $42.4 million and $166.4 million in cash, respectively.  There was approximately $99.2 million in aggregate principal amount of Convertible Debentures outstanding as of September 30, 2009.  Purchases are funded by cash flows from operations, borrowings, or a combination thereof.  The manner, timing and amount of purchases is determined by our management based on its evaluation of market conditions, price of the Convertible Debentures and other factors.  The program may be suspended or discontinued at any time.

Item 6.  Exhibits

Exhibit Number

10.1

Second Amendment, dated as of September 30, 2009, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, among such parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

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
(principal financial officer)

Dated: November 9, 2009

INDEX TO EXHIBITS

Exhibit Number

10.1

Second Amendment, dated as of September 30, 2009, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amended the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, among such parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

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