Form 10-K
period 2009-12-31
SCIENTIFIC GAMES CORP
filed 2010-03-01
CIK 750004

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2009 the market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,014,307,564(1).

         Common shares outstanding as of February 24, 2010 were 94,024,320.

DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2010 Annual Meeting of Stockholders	Part III

(1)
For this purpose only, "non-affiliates" excludes directors and executive officers.

EXHIBIT INDEX APPEARS ON PAGE 161

 PART I
FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K we make "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect," "anticipate," "could," "potential," "opportunity," or similar terminology. The forward-looking statements contained in this Annual Report on Form 10-K are generally located in the material set forth under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These statements are based upon management's current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, our joint ventures and strategic investments and relationships; inability to complete the proposed sale of our racing and venue management businesses; seasonality; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the Securities and Exchange Commission ("SEC"), including under the heading "Risk Factors" in this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

ITEM 1.    BUSINESS

        Unless otherwise specified or the context otherwise indicates, all references to the words "Scientific Games," "we," "us," "our," and "Company" refer to Scientific Games Corporation and all entities included in our consolidated financial statements. "International" refers to non-United States jurisdictions. "United States ("U.S.") jurisdictions" refers to all 50 states plus the District of Columbia and Puerto Rico. "Online lottery" refers to a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system for the activation, sale and validation of lottery tickets and related functions. "OTB" refers to off-track betting facilities, including those owned and operated by our venue management subsidiaries, Autotote Enterprises, Inc. (in Connecticut and Maine) and Scientific Games Racing B.V. (in the Netherlands). "Wide area gaming" generally refers to a collection of video lottery and other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue. "Handle" is a racing industry term for dollars wagered.

Overview

        Scientific Games Corporation was incorporated in the state of Delaware on July 2, 1984. We are a leading global supplier of products and services to lotteries, and a leading provider of gaming technology and content to other gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic joint ventures and minority investments. We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Printed Products Group

        Our Printed Products Group, which represented approximately 50% of our revenues in 2009, is primarily comprised of our instant lottery ticket business.

        We believe we are the leading provider of instant lottery tickets in the world. We supply instant tickets to 43 of the 44 U.S. jurisdictions that currently sell instant lottery tickets, and we sell instant tickets and/or related services to lotteries in over 50 other countries. We operate six printing facilities across five continents and have the capacity to print in excess of 50 billion 2" × 4" standard instant ticket units annually. We believe that our extensive service offerings, coupled with our innovative products and extensive library of licensed properties, enable us to effectively support lotteries in increasing their retail sales of instant tickets.

        Our instant ticket and related services businesses include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. Through our licensed properties business, we provide lotteries with access to some of the world's most popular entertainment brands, including Deal or No Deal®, Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™ and World Poker Tour®. We also provide lotteries with customized partnerships, or cooperative service programs, to help them efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

        We also manufacture paper-based prepaid phone cards, which utilize the secure process employed by us in the production of instant lottery tickets, helping to ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

        The Company has a 20% equity ownership interest in Consorzio Lotterie Nazionali ("CLN"), a consortium consisting principally of ourselves, Lottomatica Group S.p.A ("Lottomatica") and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium holds a concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant ticket lottery. The concession commenced in 2004 and expires on May 31, 2010. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, the instant ticket management system and systems support during the term of the concession. We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica in the lottery operations.

        In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN's current concession. Our bidding group was the only group that submitted a bid. The new concession would have an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years.

        In November 2009, an administrative court in Italy voided the tender process in a ruling that has been appealed by the Italian government. The appellate court is expected to hold a hearing on March 9, 2010. In the event that the appellate court sustains the lower court ruling, there will likely be a new tender process during which time and for a transitional period thereafter we expect that the existing concession would continue. In the event that the appellate court reinstates the tender process, we expect the Monopoli di Stato to act quickly in awarding the new concession to our bidding group. In such an event, we expect that our bidding group would be required to make an upfront payment of €520.0 million as required under the terms of the tender shortly after the award and an additional €280.0 million on or about November 30, 2010. We would be responsible for our pro rata share of these payments (which would be €104.0 million and €56.0 million, respectively, assuming our ownership interest in the entity that holds the new concession remains at 20%).

        We have a 49% equity ownership interest in a joint venture that supplies instant tickets to the China Sports Lottery (the "CSL").

Lottery Systems Group

        Our Lottery Systems Group, which represented approximately 28% of our revenues in 2009, is a leading provider of sophisticated, customized computer software, software support, equipment and data communication services to government sponsored and privately operated lotteries in the U.S. and internationally. We have contracts to operate online lottery systems with 13 of the 45 U.S. jurisdictions that operate online lotteries. We believe we are the second largest online lottery provider in Europe. Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts, under which we deploy and operate the system on behalf of the lottery, and internationally through outright sales, which often include a service and maintenance component. We are the exclusive instant ticket validation network provider to the CSL.

        In addition, we have a 50% equity ownership interest in Guard Libang, a provider of systems and services to a majority of the China Welfare Lottery jurisdictions.

Diversified Gaming Group

        Our Diversified Gaming Group, which represented approximately 22% of our revenues in 2009, provides services and systems to private and public operators in the wide area gaming and pari-mutuel wagering industries, including server-based gaming machines, video lottery terminals ("VLTs") and sports betting systems and services.

        The Diversified Gaming Group includes The Global Draw Limited and certain related companies ("Global Draw"), a leading supplier of gaming machines, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with recent deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group also includes Games Media Limited ("Games Media"), a supplier of gaming terminals and content to U.K. public house ("pub") operators, and our racing and venue management businesses, which include Scientific Games Racing, a leading supplier of computerized systems for pari-mutuel wagering, and our venue management gaming operations in Connecticut, Maine and the Netherlands. We also have a 29.4% equity interest in Roberts Communications Network, LLC ("RCN"), which provides communications services to racing and non-racing customers.

        On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech Plc ("Sportech") for aggregate consideration of $75 million comprised of approximately $33 million in cash at closing, $32 million in Sportech stock, representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013. The transaction is expected to close in the first half of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech's financing arrangements, receipt of certain regulatory approvals and other customary conditions. In connection with the pending sale, we have classified the businesses as held for sale and have taken a pre-tax charge of $54.4 million.

        On January 21, 2010, we entered into a number of strategic agreements with Playtech Limited or its affiliates (collectively, "Playtech") to jointly develop and market Internet and land-based gaming products and services to regulated gaming operators. These agreements contemplate, among other things, the establishment of new joint ventures with Playtech to deliver comprehensive, state-of-the-art Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators under the brand name Sciplay. The joint ventures seek to capitalize on the combination of Playtech's Internet gaming software and content and our experience and relationships with government-sponsored and other gaming operators. Profits realized under these joint ventures would generally be evenly split between us and Playtech. In addition, we and Playtech have entered into strategic agreements relating to server-based gaming machines and VLTs and systems development, in which we will have access to Playtech's Videobet technology for our gaming terminal business in North America, the United Kingdom and other key jurisdictions. Playtech will also lead the development of our next-generation central monitoring and control system that meets emerging industry standards and protocols.

Company Strategy

        Our goal is to deliver sustainable, profitable growth and thereby create value for our stockholders. The following are the four primary elements of our strategy to accomplish this goal:

  1.
  Build and Expand Our Core Businesses

  We believe we have significant growth potential around the world, and our focus is on bringing new products, services and technology solutions to existing and new customers across geographies. We believe we can drive core business growth in our wide area gaming and lottery businesses in the following ways:

    •
    Lottery—We believe new growth opportunities are likely to emerge in our core instant and online lottery business as jurisdictions seek to address significant budget shortfalls and fund public programs without raising taxes. In the U.S., we believe there is potential to increase instant ticket sales by expanding distribution to "big box" retail stores and other outlets. We also seek to grow our instant ticket business by bundling with our core instant ticket offering value-added products and services such as our recently-launched Properties Plus™ offerings relating to player tracking, second chance drawings, player loyalty programs and other programs. In the lottery systems business, U.S. lotteries recently agreed to begin cross-selling Powerball® and Mega Millions lottery games, enabling players in all lottery states to play a big jackpot game four days a week. We believe that this significant step will grow the online lottery business by exposing a larger population to these games (thereby increasing jackpots), and may only be the first step in expanding and differentiating the products offered by lotteries, potentially leading to higher price points. Outside the U.S., we are focused on expanding instant ticket penetration in both existing and new jurisdictions, particularly those undergoing technological and regulatory change. We believe that instant ticket penetration currently represents approximately 18% of lottery sales outside of the U.S. compared to approximately 57% of lottery sales in the U.S., and that this under-penetration presents us with growth opportunities.

      •
      Wide Area Gaming—We believe many of the growth opportunities in the gaming industry will be in wide area gaming venues such as pubs, bars, restaurants, truck stops, betting shops and other easily accessible land-based venues, as well as via the Internet and other new media. We seek to expand our leadership position in server-based gaming machines in the U.K. to the U.S. and other jurisdictions, such as Mexico, the Caribbean and Austria (where permitted by law). We are also seeking to expand our growing gaming machine presence in U.K. pubs. We anticipate that our recently announced strategic relationship with Playtech will enable us to enhance and upgrade our gaming machine technology platform, providing a highly cost-effective way of delivering state-of-the-art gaming content to land-based venues.

  2.
  Pursue Strategic Initiatives and Focus the Portfolio on Growth

  Beyond core business growth, we believe that joint ventures and other strategic relationships, such as those with Playtech, can offer us access to new and tactically important geographies, business opportunities and technological expertise, while simultaneously offering the potential for reducing capital requirements. In addition, we believe there is significant strategic value to focusing our portfolio on our core gaming and lottery businesses and divesting assets whose value can be best maximized by another entity (and, where appropriate, maintaining an ownership interest to share in any potential upside). We believe that the proposed sale of our racing and venue management businesses is an example of this component of our strategy.

  3.
  Evolve our Business Model to Capitalize on Global Convergence Trends

  We believe the global gaming industry is undergoing significant change, as players want the ability to play anytime and anywhere with one common electronic wallet, or account, to facilitate payment. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. We also expect that regulators will play an increasingly important role in this convergence (often as sponsors and not just regulators) and that we will be well positioned to capitalize on this trend in light of our deep and longstanding relationships with government-sponsored gaming entities. We believe that our recently announced Internet-focused joint ventures with Playtech, known as Sciplay, bring together a unique combination of experience, government relationships, content and technological expertise that has the potential to capitalize on these trends.

  4.
  Maintain Financial Discipline

  We believe that the long-term success of our strategy requires that we maintain strong financial discipline, continue to focus on enhancing operating efficiencies and make resource allocation decisions that focus on maximizing our return on investment. Key elements of our financial strategy include:

    •
    Improving our Cost Structure—We believe that building and maintaining a culture of disciplined cost management across the entire organization is critical to improving our margins. In 2009, we implemented a Profitability Improvement Program resulting in approximately $24 million of cost savings for 2009, which exceeded our goal of $15 to 20 million of savings. We have also commenced a global procurement initiative designed to optimize our purchasing efficiency by aggregating our purchasing power, ensuring competitive bids for large expenditures and outsourcing where appropriate. We have hired a chief procurement officer to oversee our efforts in this area.

      •
      Maximizing Cash Flow and Return on Investment—We are focused on maximizing our cash flow and the returns on invested capital, and we have implemented a rigorous process around capital allocation decisions. As a result, in 2009 we were able to significantly reduce our capital expenditures, which drove a meaningful improvement in cash flow for the year. We expect to continue to selectively bid on contracts on a basis that is consistent with our internal rate of return requirements. In addition, where appropriate, we expect to continue to pursue investment structures such as joint ventures that diversify and minimize our required capital investments and drive higher returns.

      •
      Strengthening our Balance Sheet and Improving our Liquidity—We remain committed to strengthening our balance sheet and liquidity profile, building on the progress we made in 2009.

Industry Overview

Lottery

        Lotteries are operated by domestic and foreign governmental authorities and their licensees in approximately 200 jurisdictions throughout the world. Currently, 45 U.S. jurisdictions have operating lotteries. Governments typically authorize lotteries as a means of generating revenues without the imposition of additional taxes. Net lottery proceeds are frequently set aside for particular public purposes, such as education, aid to the elderly, conservation, transportation and economic development. As proceeds derived from lottery ticket sales have become a significant source of funding for such programs, many jurisdictions have come to rely on such proceeds to support public purposes.

        Although there are many types of lottery games worldwide, government authorized lotteries may generally be categorized into three principal groups: instant ticket; online; and traditional draw-type lotteries.

        An instant ticket lottery is typically played by removing a latex coating from a preprinted ticket to determine whether it is a winner. Online lottery games, such as Powerball®, are based on a random selection of a series of numbers, and prizes are generally based on the number of winners who share the prize pool, although set prizes are also offered. Online lotteries are conducted through a computerized system in which lottery terminals in retail outlets are continuously connected to a central computer system. Online lottery systems may also be used to validate instant tickets to confirm large prize levels and prevent duplicate payments. In some jurisdictions, separate instant ticket validation systems may be installed. In addition, lotteries may offer quick draw keno ("keno"), video lottery, sports and other lottery games. Keno is typically played every five minutes in restricted social settings, such as bars and is usually offered as an extension of online lottery systems. Video lotteries are played on VLTs featuring "line-up" and card games, typically targeted to locations such as horse and greyhound racetracks, bars, nightclubs, betting shops and similar establishments. Video lotteries generally use a distinct system from an online lottery system for accounting, security and control purposes. In addition, in several jurisdictions around the world, lotteries offer pari-mutuel or fixed odds wagers on various sports.

        During the U.S. lottery industry's fiscal year-end 2009 (which is June 30, 2009 for all but three states), U.S. online lottery retail sales totaled approximately $22.4 billion, and U.S. instant ticket lottery sales totaled approximately $30.0 billion. Based on international industry information, we estimate that international online lottery retail sales totaled approximately $165.2 billion and that international instant ticket lottery sales totaled approximately $60.6 billion during calendar year 2008. Industry data indicates that in the U.S. instant ticket retail sales have generally been growing faster than online games because of "instant" rewards rather than the delayed rewards of online games with periodic or weekly drawings, and also due to increased payouts and more frequent game introductions.

Wide Area Gaming

        Wide area gaming refers to a collection of video lottery and other gaming terminals in which the terminals are distributed across a large number of venues, with relatively few terminals per venue. This contrasts with casino-type venues, where hundreds or even thousands of gaming machines are housed in a single venue. Regulated wide area gaming is a large and growing industry, driven by the interest of governments to expand tax revenues and monitor and control gaming within their jurisdictions.

        Wide area gaming includes a number of regulatory categories including VLTs, server-based gaming terminals and other gaming devices that are increasingly converging as networked video gaming terminals. We bring to this arena server-based technology that allows for a quick and easy refresh of game content on terminals in the field from a central location. Moreover, we seek to leverage our expertise in field service and other local gaming operational capabilities to distinguish ourselves in this area.

Pari-mutuel Wagering

        In pari-mutuel wagering, individuals bet against each other on horse races, greyhound races, jai alai matches and other events. Pari-mutuel wagering patrons place specific types of wagers (e.g., on a specified horse to win) and a patron's winnings are determined by dividing the total amount wagered, less a set commission, amongst the winners. Wagering is generally conducted at horse and greyhound racetracks, jai alai frontons, OTBs and casino race books or through licensed telephone and Internet account wagering operators. Licenses to conduct races and/or offer pari-mutuel wagering are granted by governments to private enterprises, non-profit racing associations and occasionally government organizations, including lotteries.

        Pari-mutuel wagering is currently authorized in 43 states in the U.S., Puerto Rico, all provinces in Canada and approximately 65 other countries around the world. Based on industry information, we estimate that pari-mutuel wagering in North America totaled approximately $15 billion in 2009, down from approximately $17 billion in 2008. We believe the decline in North American pari-mutuel wagering is primarily due to competition from other gaming activities such as casinos, lotteries and Internet gaming, economic conditions and competition from other forms of individual and family entertainment such as movies, restaurants and the Internet, as well as the relative difficulty of attracting younger consumers to pari-mutuel wagering.

Prepaid Phone Cards

        Prepaid phone cards, which entitle cellular phone users to a defined value of airtime, offer consumers a convenient way to purchase cellular airtime. Prepaid phone cards offer consumers a cost-effective way to purchase cellular airtime without requiring phone companies to extend credit or consumers to commit to contracts. Because card access number theft is common, the security of the card is critical. Our phone cards incorporate proprietary security technology originally developed for our instant lottery ticket operations.

Operational Overview

Printed Products Group

        Instant Ticket and Related Services.    In 1974, we introduced the first secure instant game ticket. Today, we remain a leading designer, manufacturer and distributor of instant tickets worldwide. We market instant tickets and related services to domestic and foreign lottery jurisdictions and commercial (non-lottery) customers. We supply instant tickets to 43 of the 44 U.S. jurisdictions that sell instant lottery tickets. In addition, we have sold instant lottery tickets to customers in over 50 countries. Our instant ticket contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers generally exercise for additional periods ranging from one to five years. We typically sell our instant tickets for a per unit price or are paid a fee equal to a percentage of the retail value of the instant tickets sold. Some international customers purchase instant tickets as needed rather than through multi-game supply contracts.

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

        The increased application of computer based and communications technologies to the manufacturing and servicing of instant tickets continues to separate the printing of instant tickets from conventional forms of printing. We are generally recognized within the lottery industry as the leader in applying these technologies to the manufacturing and sale of instant tickets. In order to maintain our position as a leading innovator within the lottery industry, we intend to continue to explore and develop new technologies and their applications to instant lottery tickets and systems.

        We provide lotteries with access to some of the world's most popular entertainment brands on lottery products, which we believe helps increase their instant ticket sales. Our entertainment brands include themed instant games such as Major League Baseball®, National Basketball Association, Harley-Davidson®, Wheel-of-Fortune®, Monopoly™ and World Poker Tour®, to name a few. We also provide branded merchandise prizes, advertising, promotional support, turn-key drawing management and prize fulfillment programs. Popular brands offered as non-cash prizes for lottery players include Major League Baseball®, National Basketball Association, Corvette®, Jeopardy!® and World Poker Tour®. In 2009, we launched an additional service to our lottery customers which we brand as Properties Plus™. Consistent with applicable regulation, through the establishment of a website for the lottery, Properties Plus™ allows lotteries to conduct player tracking, second chance drawings, games for fun, player loyalty rewards and other programs.

        We pioneered the concept of providing lotteries with customized partnership programs, our cooperative services programs, or CSPs, in which we manage a lottery's instant ticket operations as a means of reducing operating costs to the lottery, while increasing the lottery's retail sales. CSP contracts bundle instant tickets, systems, facilities management and/or other services, including the design and installation of game management software, telemarketing, field sales, accounting, instant ticket game design, inventory and distribution, sales staff training, managing staff and advising with respect to security, maintenance, communication network and sales agent hot-line service for lottery jurisdictions.

        We have CSP contracts with lotteries in Arkansas, Delaware, District of Columbia, Florida, Georgia, Maine, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee and Virginia. Under these CSP contracts, we are typically paid a percentage of the lottery authority's total instant ticket revenues. Customers designate the services they want us to perform from a menu of cooperative services offered. We also have cooperative service-style offerings in the Ukraine and Germany, including five of Germany's state lotteries and have signed an agreement for a sixth state lottery. We expect to also begin a cooperative service-style arrangement with the Netherlands beginning in 2010.

        We also applied our cooperative service programs in Italy as a member of CLN. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of its concession to operate the Italian instant ticket lottery. Retail sales have improved from approximately $18.5 million per week at the start of our operation with CLN to approximately $245.5 million per week currently.

        In 2007, we acquired a 49% equity interest in a newly formed joint venture in China. The joint venture was awarded a 15-year contract to supply instant lottery tickets for sale to the CSL. In connection with the contract, the joint venture established an instant ticket manufacturing facility that began producing instant tickets at the end of 2008. The facility has capacity to print eight billion 2" × 4" standard instant ticket units annually. We have a 50% interest in the profits of the joint venture.

        The Company also has a 50% equity ownership interest in Guard Libang, a provider of systems and services to a majority of the China Welfare Lottery jurisdictions.

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

Lottery Systems Group

        We believe we are a leading provider of sophisticated, customized computer software, software support, equipment and data communication services to government sponsored and privately operated lotteries in the U.S. and internationally. In the U.S., we typically provide the necessary equipment, software and maintenance services pursuant to long-term facilities management contracts that typically have a minimum initial term of five years under which we are generally paid a fee equal to a percentage of the lottery's total retail sales of tickets. Our U.S. contracts typically contain multiple renewal options that generally have been exercised by our customers. Internationally, we typically sell point-of-sale terminals and/or computer software to lottery authorities and may provide ongoing fee-based support services under long-term contracts.

        Our lottery systems utilize proprietary technology that facilitates high-speed processing of online wagers as well as validation of winning online and instant play tickets. Our lottery systems business includes the supply of transaction-processing software that accommodates instant ticket accounting and validation, and online lottery games, point-of-sale terminals, central site computers and communication platforms, and on-going operational support and maintenance services. We also provide software, hardware and support for sports betting systems, video lottery systems and the operation of credit card processing systems for non-lottery customers.

        We have contracts to operate online lottery systems for 13 of the 45 U.S. jurisdictions that operate online lotteries and we believe we are the second largest online lottery provider in Europe. Internationally, we have lottery systems operating in Argentina, Canada, China, the Dominican Republic, France, Germany, Hungary, Iceland, Latvia, the Republic of Korea, Mexico, the Netherlands, Norway, the Philippines, Spain, Sweden and Switzerland. In addition, we are the exclusive instant ticket validation network provider to the CSL.

        During 2009, the Indiana lottery awarded us a new online lottery contract. This contract, which will begin in 2010, is for a six-year term through 2016, subject to four additional one-year renewal options held by the lottery. Since late 2007, the lotteries in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to other vendors. Our online lottery contracts with South Carolina, West Virginia and South Dakota terminated on November 15, 2008, June 27, 2009 and August 2, 2009, respectively, and our online lottery contracts with New Hampshire and Vermont each terminate on June 30, 2010.

Diversified Gaming Group

        Wide Area Gaming.    We believe we are a leading supplier of wide area gaming systems and terminals to licensed bookmakers in the U.K. and Austria. We provide bookmakers with a turnkey offering which includes remote management of the game content and management information, wagering terminals, central computer system, data communications and field support service. We develop our own game content and contract with other gaming suppliers for additional content. Our contracts are generally for an initial period of two to four years under which we are typically paid a fee equal to a percentage of our customer's revenues generated from wagers on each terminal. Global Draw operates approximately 11,000 terminals in the U.K. and has recently expanded into gaming venues in Latin America and the Caribbean.

        For our digital Amusement With Prize ("AWP") and Skill With Prize ("SWP") gaming terminals in the U.K., we develop our own game content and contract with third-party game developers and game content providers. This game content is programmed into digital gaming terminals that are manufactured for us by a third party and then supplied as part of a digital gaming product offering to pubs. In late 2007, we began to offer full facilities management contracts to U.K. pub operators and now have approximately 2,400 digital terminals installed to date with almost 1,000 pub operators.

        We anticipate that our gaming terminal businesses in the U.K. and other international jurisdictions will migrate to Playtech's sophisticated back-end technology platform, which we expect will provide land-based operators with an enhanced and highly cost-effective way of delivering game content to their patrons. We also expect to upgrade our existing central monitoring and control system offering that supports VLTs in North America with Playtech's highly-sophisticated technology platform and software. We believe this upgraded system offering will provide operators with a highly cost-effective way of delivering game content, while providing deep venue management capabilities and an enhanced player experience.

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

        Venue Management.    We own and have the right to operate in perpetuity substantially all off-track pari-mutuel wagering in Connecticut, subject to our compliance with certain licensing requirements. Our Connecticut operations, with total wagers of approximately $202 million in 2009, consist of 12 OTB facilities, including video simulcasting at all locations, and telephone account wagering for customers in 11 states. We hold one of five OTB licenses within the state of Maine. We are also the exclusive licensed operator for all pari-mutuel wagering in the Netherlands, which totaled approximately $40 million in 2009, originating from four racetracks and 20 OTBs under a license that expires in June 2013. Our revenues are based on a percentage of the amounts wagered at or through our facilities, which ranges from 21% in Connecticut to 26% in the Netherlands, depending on the location of the wagering event and the type of wager made.

        On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech for aggregate consideration of $75 million comprised of approximately $33 million in cash at closing, $32 million in Sportech stock, representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013. The transaction is expected to close in the first half of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech's financing arrangements, receipt of certain regulatory approvals and other customary conditions. For additional information concerning our business and geographic segments, see Note 15 (Business and Geographic Segments) included in the Notes to Consolidated Financial Statements.

Contract Procurement

Lottery

        Government authorized lotteries in the U.S. typically operate under state-mandated public procurement regulations. See "Government Regulation." Lotteries select an instant ticket or online supplier by issuing a request for proposal, or RFP, which outlines contractual obligations as well as products and services to be delivered. An evaluation committee frequently comprised of key lottery staff evaluates responses based on various criteria. These criteria usually include quality of product and/or technical solutions, security plan and features, experience in the industry, quality of personnel and services to be delivered, and price. We believe that our product functionality, game content, the quality of our personnel, our technical expertise and our demonstrated ability to help the lotteries increase their revenues may give us an advantage relative to the competition when responding to state lottery RFPs. However, many lotteries still award the contract to the qualified vendor offering the lowest price, regardless of other factors. Contract awards by lottery authorities are sometimes challenged by unsuccessful competitors, which can result in protracted legal proceedings. Internationally, lottery authorities do not always utilize such a formal bidding process, but rather negotiate with one or more potential vendors.

        U.S. instant ticket lottery contracts typically have an initial term of three to five years and frequently include multiple renewal options, which our customers have generally exercised for additional periods ranging from one to five years. Our U.S. online lottery contracts typically have a minimum initial term of five years, with additional renewal options held by the lottery that may extend up to ten years. The length of these lottery contracts, together with their renewal options, limits the number of contracts available for bidding in any given year. The table below lists the U.S. lottery contracts for which we had executed agreements as of January 15, 2010 and certain related information. We are the exclusive provider of systems in all online and video lottery contracts and the primary supplier of instant tickets unless otherwise noted. The commencement date of the current contract is the date we began generating revenues under such contract, which for our online contracts is typically the start-up date. The table also includes instant ticket or online retail sales, as applicable, for each state or district.

State/District	Fiscal 2009* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Arizona	$278.9	ITRS	January 2010	January 2015	5 one-year
Arkansas	N/A	ITRS	August 2009	August 2016	3 one-year
California	1,615.4	ITRS	July 2005	June 2013	None
Colorado	328.3	ITRS	December 2005	November 2010	None
Colorado	165.1	Online	April 2005	October 2012	1 two-year
Connecticut	610.0	ITRS	August 2007	August 2010	2 one-year
Connecticut	381.3	Online	May 2008	May 2013	5 one-year
Delaware	36.5	ITRS	November 2005	November 2011	None
Delaware	86.7	Online & Video	September 2001	February 2015	None
District of Columbia	45.0	ITRS	August 2005	August 2010	2 one-year
Florida	2,064.2	ITRS	October 2008	September 2014	2 two-year
Georgia	2,511.1	ITRS	September 2003	September 2013	None
Idaho (2)	88.5	ITRS	August 2007	September 2012	1 three-year
Illinois	1,137.9	ITRS	November 2005	December 2010	None
Indiana (2)	473.8	ITRS	January 2002	December 2010	2 one-year
Indiana	258.9	Online	October 2009	August 2016	4 one-year
Iowa (2)	136.3	ITRS	January 2008	December 2010	2 one-year
Iowa	107.0	Online	July 2001	July 2011	None
Kansas (1)	126.3	ITRS	August 2008	September 2013	3 one-year
Kentucky (2)	504.1	ITRS	September 2002	June 2011	None
Louisiana	141.4	ITRS	February 2005	October 2010	None
Maine	153.5	ITRS	July 2001	June 2011	None
Maine	57.4	Online	July 2001	June 2011	None
Maine	N/A	Video	May 2009	April 2019	5 one-year
Maryland (1)	507.1	ITRS	July 2006	June 2010	1 three-year
Maryland	1,191.0	Online	October 2005	June 2011	1 five-year
Massachusetts (2)	3,069.3	ITRS	July 2009	June 2012	2 one-year
Minnesota	324.9	ITRS	March 2005	April 2010	None
Missouri (2)	635.9	ITRS	April 2001	June 2010	1 one-year
Montana	13.2	ITRS	August 2008	August 2013	2 one-year
Nebraska (3)	64.6	ITRS	May 2001	June 2011	None
New Hampshire	170.2	ITRS	June 2006	June 2012	None
New Hampshire (4)	68.8	Online	June 2000	June 2010	None
New Jersey (1)	1,270.6	ITRS	November 2001	June 2010	None
New Mexico	80.6	ITRS	March 2003	March 2010	None
New Mexico	N/A	Video	December 2005	December 2013	None
New York	3,666.1	ITRS	July 2006	July 2011	None
North Carolina (3)	798.7	ITRS	March 2006	Jan 2017	None
North Dakota	21.8	Online	February 2004	March 2014	None
Ohio	1,347.9	ITRS	June 2007	June 2011	2 two-year
Oklahoma	77.9	ITRS	August 2005	August 2010	2 one-year
Oklahoma	115.3	Online	August 2005	August 2010	2 one-year
Oregon (2)	112.1	ITRS	May 2005	March 2010	None
Pennsylvania	1,757.7	ITRS	July 2007	July 2012	5 one-year
Pennsylvania	1,330.5	Online	January 2009	December 2014	4 one-year
Puerto Rico	452.9	Online	September 2004	June 2012	2 two-year
Puerto Rico	N/A	ITRS	December 2009	June 2012	2 two-year

State/District	Fiscal 2009* State Instant Ticket or Online Retail Sales (in millions)	Type of Contract**	Commencement Date of Current Contract	Expiration Date of Current Contract (Before exercise of remaining renewal options)	Current Renewal Options Remaining
Rhode Island (2)	82.3	ITRS	July 2007	June 2010	3 one-year
South Carolina	648.8	ITRS	October 2006	September 2013	None
South Dakota	20.5	ITRS	August 2005	August 2010	None
South Dakota	N/A	Video	March 1999	May 2019	5 one-year
Tennessee	N/A	ITRS	January 2004	April 2015	None
Texas	2,791.5	ITRS	September 2004	August 2010	2 one-year
Vermont	73.8	ITRS	February 2006	January 2012	2 one-year
Vermont (4)	22.2	Online	July 2000	June 2010	None
Virginia	690.4	ITRS	June 2004	June 2011	3 one-year
Washington	307.0	ITRS	March 2006	March 2014	None
West Virginia	113.9	ITRS	February 2006	January 2011	None
West Virginia	N/A	Video	February 2006	February 2012	4 one-year
Wisconsin (2)	271.8	ITRS	July 2004	October 2011	3 one-year

(1)
Secondary instant ticket supplier.

(2)
Pull-tab sales are included within instant ticket sales.

(3)
Subcontract through GTECH Printing Corp. ("GTECH"), a subsidiary of Lottomatica.

(4)
Contract lost upon termination.

*
Fiscal 2009 is the year ended June 30, 2009, except for New York which is March 31, 2009, Texas which is August 31, 2009 and Michigan which is September 30, 2009.

**
ITRS = Instant ticket and related services.

**
Video = Video lottery service contract.

Wide Area Gaming

        Contract awards by the major bookmakers in the U.K. often involve a competitive bid process. Major bookmakers have typically awarded the majority of their terminal installations to a single vendor. Contracts with major bookmakers are typically for a term of four years. Our largest contracts are with U.K.-based William Hill, Corals and Totesport, the retail division of the UK Tote.

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

        Our license to provide on-track and off-track services in the Netherlands expires in June 2013. New venue management opportunities generally occur via the privatization of existing government operated OTBs, as in the cases of Connecticut and the Netherlands, the acquisition or outsourcing of an existing private racetrack or OTB operation, as with our 2005 acquisition of the OTB in Maine and the Shoreline Star Greyhound Park and Simulcast Facility ("Shoreline") in Connecticut, or new legislation or regulation enabling new distribution channels. These opportunities occur infrequently and may be subject to public procurement bidding requirements.

Prepaid Phone Cards

        Our telecommunications products customers issue purchase orders with agreed-upon terms and conditions. In addition, certain customer purchase orders contain multiple delivery dates.

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

        Certain technology material to our lottery and pari-mutuel wagering products, processes and systems is the subject of patents issued and patent applications currently pending in the U.S. and certain other countries. In our lottery business, we utilize our patented and patent-pending technology for the production, secure printing, validation and distribution of instant lottery tickets. In addition, our MDI Entertainment, Global Draw and Games Media businesses patent and license game content as part of their businesses. Most of our material patents are not scheduled to expire until 2013 or later. We also have a number of U.S. and foreign registered trademarks and other common law trademark rights for certain of our products and services, including Delivering Serious Fun!®, BOODLE™, FailSafe®, Properties Plus™, Points for Prizes™, Winner's Choice™, PlayCentral®, SciScan Technology™, Aegis®, Wave™, BetJet, EXTREMA®, SGI-NET™, QUANTUM™, SAM®, STAN®, MAX™, TINY TIM®, On the Wire®, Autotote® and others. Trademark protection continues in some countries, including the U.S., for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

        From time to time we become aware of potential infringement of our intellectual property by competitors and other third parties and consider what action, if any, to take in that regard, including litigation where appropriate. Historically, others have threatened and even brought litigation against us.

Production Processes, Sources and Availability of Components

        Our dedicated computer controlled printing process is specifically designed to produce secure instant lottery game tickets for government sanctioned lotteries and promotional games as well as prepaid phone cards. Our facilities are designed for efficient, secure production of instant tickets and support high-speed variable image printing, packaging and storage of instant game tickets. Instant ticket games are delivered finished and ready for distribution by the lottery authority or by us in the jurisdictions that are part of an instant ticket contract with cooperative services. Paper and ink are the principal raw materials consumed in our ticket manufacturing operations.

        Production of our lottery, wide area gaming and pari-mutuel wagering terminals and related component products primarily involves the assembly of electronic components into more complex systems and products. While we continue to produce our lottery and pari-mutuel terminals at our manufacturing facility in Ballymahon, Ireland or at our manufacturing facility in Alpharetta, Georgia, we are increasingly outsourcing the production of lottery terminals where it is more cost-effective to do so. Wide area gaming terminals and certain lottery terminals are purchased from third-party vendors, as needed.

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

Competition

Printed Products Group

        Our principal instant lottery ticket competitors in the U.S. are Pollard Banknote Limited and GTECH. Except as permitted by the applicable provisions of the North American Free Trade Agreement with respect to Canada and Mexico, it is currently illegal to import lottery tickets into the U.S. from a foreign country. Our business could be adversely affected should additional foreign competitors in Canada or Mexico export their lottery products to the U.S. or should other foreign competitors establish printing facilities in the U.S., Canada or Mexico to supply the U.S. Internationally, a number of lottery instant ticket vendors compete with us including the competitors noted above and printers in India and China.

        The prepaid phone card industry is highly fragmented, but competition comes from other instant ticket lottery printers, as well as alternative printing and non-printing technologies. There are alternative technologies such as smart cards or other alternative means to provide the funding of telephone services.

Lottery Systems Group

        The online lottery business is highly competitive and, while it continues to operate in a period of intense price-based competition, we are beginning to see signs that U.S. lotteries are starting to de-emphasize price as the driving factor in awarding contracts in favor of a broader-based set of criteria, including sales and marketing, game content, retail development and flexible technology platform, in addition to the traditional factors of experience, compliance record and corporate capability.

        Our principal competitors in the U.S. online lottery systems industry are GTECH, and Intralot Technologies, Inc. ("Intralot"), a subsidiary of Intralot, S.A. GTECH is also our major competitor in the international online lottery industry, along with Intralot and International Lottery and Totalizator Systems, Inc.

Diversified Gaming Group

        Our wide area gaming business competes with a variety of suppliers in the U.K. and internationally. Principal direct competitors in the U.K. bookmaker business include Inspired Gaming Group plc and the Cyberview Technology division of International Game Technology ("IGT"). In the U.K. AWP/SWP industry, we compete directly with other suppliers of gaming machines, including Barcrest, a division of IGT, the Bell-Fruit and Gamestec divisions of Danoptra Ltd, Sceptre Leisure Solutions Limited, a subsidiary of Sceptre Leisure plc, and Games Warehouse Limited, a division of Merit Industries, Inc. As the U.K. pub industry transitions from analog to digital, we expect to compete with the current competitors, as well as new competitors. In emerging wide area gaming jurisdictions we compete with video lottery and other gaming terminal and systems suppliers. Our competitors in these markets include IGT International, Lottomatica, Bally Technologies Inc., Inspired Gaming Group, Aristocrat Leisure Ltd, Novomatic Industries, AG, Octavian International, Multimedia Games, Inc., WMS Industries Inc. and Konami Digital Entertainment, Inc.

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

Employees

        As of December 31, 2009, we employed approximately 4,200 persons. Many of our U.S. pari-mutuel employees (approximately 270) involved in field operations are represented by the International Brotherhood of Electrical Workers under a contract extending through October 2011. Approximately 22 of our Canadian pari-mutuel employees are represented by the Service Employees International Union ("SEIU") under a collective bargaining agreement that expired in October 2009. The Company and SEIU are presently negotiating a successor agreement. Approximately 35 of our employees at one of our Connecticut OTB locations are represented by unions. The majority of our lottery employee groups are not represented by labor unions. However, our lottery employees in Austria are represented by a Worker's Council, which is typical of many European companies. In addition, unions represent 165 employees at our U.K. printing facility, 208 employees at our printing facility in Canada, 50 employees at our Australian printing facility and 72 employees at our printing facility in Chile.

Government Regulation

General

        Lotteries, pari-mutuel wagering, sports wagering, and wide area gaming may be lawfully conducted only in jurisdictions that have enacted enabling legislation. In jurisdictions that currently permit various wagering activities, regulation is extensive and evolving but customarily includes some form of licensing of an applicant and its subsidiaries, if any. Regulators in those jurisdictions review many facets of an applicant or holder of a license including, among other items, financial stability, integrity and business experience. We believe we are currently in substantial compliance with all regulatory requirements in the jurisdictions where we operate and, where appropriate, maintain obligations in our supply agreements with customers to allow us to monitor and help ensure ongoing compliance. Any failure to receive a material license or the loss of a material license that we currently hold could have a material adverse effect on our overall operations and financial condition.

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

        In recent years, new legislation has come into effect in the United States and Great Britain that may impact various aspects of our business. In Great Britain, the Gambling Act of 2005 (the "Gambling Act") was fully implemented on September 1, 2007. Among other things, the Gambling Act requires specific licenses be obtained by operators in order to provide facilities for betting, gaming or participation in a lottery (whether conducted through remote or non-remote means) for certain "key personnel" managing the licensed activity, as well as premises licenses for pubs, betting offices and other adult gaming centers. The Gambling Act has also specified different categories of gaming machines, and the Gambling Commission has issued the technical specifications and standards with which each type of gaming machine, system and game content software must comply.

        Similarly, in the United States, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006. Among other things, the Unlawful Internet Gambling Enforcement Act prohibits the transmission of any wager, at least in part, by means of the Internet where such wager is prohibited by any applicable law where initiated, received or otherwise made. It imposes potentially severe criminal and civil sanctions on the owners and operators of such systems and on financial institutions processing wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the bet and receiving the bet is authorized by that state's law, provided the underlying regulations establish appropriate age and location verification.

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

Lottery Operations

        At the present time, 45 U.S. jurisdictions, all the Canadian provinces, Mexico, China and many other foreign countries, including all countries in Europe, authorize lotteries. Lottery contracts and operations of lotteries both domestically and abroad are subject to extensive regulation. Although certain of the features of a lottery, such as the percentage of gross revenues that must be paid back to players in prize money, are usually set by legislation, the various lottery regulatory authorities generally exercise significant discretion, including the determination of the types of games played, the price of each wager, the manner in which the lottery is marketed and the selection of vendors for equipment, technology and services, and retailers of lottery products. Furthermore, laws and regulations applicable to lotteries in the U.S. and foreign jurisdictions are subject to change, and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty.

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

Wide Area Gaming

        The existing and emerging wide area gaming industry is governed by gaming regulations. Coin or voucher operated gambling devices offering electronic, video versions of spinning reels, poker, blackjack and similar games include VLTs, server-based gaming terminals, AWPs and SWPs. Sixteen U.S. states authorize wagering on VLTs at state regulated and licensed facilities. Although some states currently restrict VLTs to already existing wagering facilities, others permit these devices to be placed at bars, restaurants, and specific licensed gaming facilities. In addition, all of the Canadian provinces and various other foreign countries have authorized their use.

        Companies that manufacture, sell or distribute VLTs or provide the central computer systems that monitor these devices are subject to various provincial, state, county and municipal laws and regulations. The primary purposes of these rules are (1) to ensure the responsibility, financial stability and character of companies involved and their officers and directors and stockholders through licensing requirements, (2) to ensure the integrity and randomness of the machines and (3) prohibit the use of VLTs at unauthorized locations or for the benefit of undesirable individuals or entities.

        In Great Britain, the Gambling Act regulates the type of licensed activity that is carried out by operators, the licensing of the various types of venues for the conduct of licensed gaming activities, the types of gaming activities, the categories and number of gaming machines allowed in each type of venue and the licensing and regulation of the supply and operation of those machines and other gaming activities. These regulations allow for some expansion of gaming in controlled environments (including the establishment of additional national and local casinos) and limits on the type of activities and number of gaming machines and gaming activities allowed in other venues. Under the Gambling Act, each category of gaming machine and individual operators are subject to regulation (including regulation covering the minimum technical specifications of machines) and specific licensing requirements.

        The Gambling Act allows operators of licensed betting offices to make available for use up to a maximum of four gaming machines from two defined categories known as B2 machines and new B3 machines. Global Draw supplies state-of-the-art proprietary Nevada™ terminals that provide the operator the flexibility of offering category B2, B3 or C game content, increasing the variety and types of game content that are made available, including the ability to switch from one designation to another depending on customer demand and the operator's preferences. Global Draw will also continue to offer its monitor game products (which offer fixed odds bets on virtual random number based events) under the general betting provisions of the Gambling Act.

        In addition, the Gambling Act implements a regime for pubs, which are limited to category C gaming machines (the category into which AWPs previously fell, although for the first time AWPs/category C machines can be supplied under participation agreements). This has allowed expansion into a new generation type of networked category C gaming machine operating digital content in pubs. The Gambling Act also provides some scope for other "soft" gaming activities to be conducted in pubs including some pool betting and social lotteries.

        The U.K. revenue and customs department has proposed to reclassify SWP machines as amusement machines subject to the amusement machine license duty. An April 1, 2010 deadline has been set for the filing of applications for new licenses for these machines that will make them subject to the same taxes as paid on AWPs, in the absence of which retroactive tax and penalties may be assessed with respect to such machines. If the proposed rate of tax remains unchanged, and to the extent it is found to be applicable to Games Media's SWP business, this will adversely affect the SWP component of Game Media's digital product offering to pub operators. It is unclear whether the U.K. Gambling Commission will require the provisions of the Gambling Act to also apply to such machines reclassified for tax purposes.

Pari-mutuel Wagering

        At present, 45 U.S. jurisdictions, all of the Canadian provinces, Mexico and many other foreign countries have authorized pari-mutuel wagering on horse races, and 16 states and many foreign countries, including Mexico, authorize pari-mutuel wagering on greyhound races. In addition, Florida and Mexico also allow pari-mutuel wagering on jai alai matches.

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

        The Casino Commission has broad discretion in licensing matters and may at any time condition a license or suspend or revoke a license or impose fines upon a finding of disqualification or non-compliance. The Casino Commission may require that persons holding five percent or more of our common stock or instruments convertible into our common stock qualify under the Casino Control Act. Under the Casino Control Act, a security holder is presumed to control a publicly traded corporation if the holder owns at least five percent of the corporation's equity securities; however, for passive institutional investors, qualification is generally not required for a position of less than 10% and, upon a showing of good cause, qualification may be excused for a position of 10% or more. Failure to qualify could jeopardize our license. In addition, the New Jersey Racing Commission also licenses our subsidiary and retains concurrent regulatory oversight over this subsidiary with the Casino Commission.

        Our rights to operate the Connecticut OTB system are conditioned on our continuing to hold all licenses required for the operation of the system. In addition, our officers and directors and certain other employees must be licensed. Licensees are generally required to submit to background investigations and provide required disclosures. The Division of Special Revenue of the State of Connecticut, or the Division, may revoke the license to operate the system under certain circumstances, including a false statement in the licensing disclosure materials, a transfer of ownership of the licensed entity without Division approval and failure to meet financial obligations. The approval of the Connecticut regulatory authorities is required before any OTB facility is closed or relocated or any new branch or simulcast facility is established. Our telephone wagering operations, based in Connecticut, are subject to the Division's regulation. We have expanded the market for our "business-to-consumer" On the Wire® account wagering business through our Connecticut OTB system to 11 states.

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

        Certain information regarding each of our executive officers is set forth below.

Name	Age	Position
Michael R. Chambrello	52	President and Chief Executive Officer
Jeffrey S. Lipkin	39	Vice President and Chief Financial Officer
Ira H. Raphaelson	56	Vice President, General Counsel and Secretary
Larry A. Potts	62	Vice President, Chief Compliance Officer and Director of Security
Steve W. Beason	48	Vice President, Chief Technology Officer and President of Lottery Systems Group
Robert C. Becker	50	Vice President and Treasurer
Stephen L. Gibbs	37	Vice President, Chief Accounting Officer and Corporate Controller

        Michael R. Chambrello became President and Chief Executive Officer in January 2010 after serving as President and Chief Operating Officer since July 2005. From November 2000 to June 2005, Mr. Chambrello was President and Chief Executive Officer of Environmental Systems Products Holdings, Inc. ("ESP"), which provides vehicle emissions testing systems and services to government agencies and prior to ESP he was Chief Executive Officer of Transmedia Asia Pacific, Inc. and Transmedia Europe Inc., which provide membership-based consumer and business services. Mr. Chambrello has over 20 years of lottery industry experience, having served as President of GTECH Corporation and Executive Vice President of GTECH Holdings Corporation.

        Jeffrey S. Lipkin joined the Company on April 1, 2009 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Lipkin was a Managing Director at Credit Suisse in the Media & Telecom group within the Investment Banking division. Mr. Lipkin joined Credit Suisse in September 2003. Prior to Credit Suisse, Mr. Lipkin spent five years in the Investment Banking division at Merrill Lynch & Co and spent four years in public accounting with Coopers & Lybrand L.L.P.

        Ira H. Raphaelson has served as Vice President and General Counsel since February 2006 and as Secretary since June 2006. Mr. Raphaelson is the chief legal officer of the Company. Prior to joining the Company, Mr. Raphaelson was a partner in the Washington D.C. office of the law firm of O'Melveny & Myers LLP for ten years and a partner in the Washington D.C. office of Shaw Pittman for three years. Prior to entering private practice, he was a state and federal prosecutor for 15 years, serving the last two years as Presidentially appointed Special Counsel for Financial Institutions Crime.

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

        Steve W. Beason has served as President of our Lottery Systems Group since November 2006 and has been Vice President and Chief Technology Officer since August 2005. Prior to joining the Company, Mr. Beason was Executive Director, Information Technology, of The Hong Kong Jockey Club managing a staff of nearly 400 information technology professionals.

        Robert C. Becker has served as Treasurer since October 1996 and as Vice President and Treasurer since April 2001. Prior to joining the Company, Mr. Becker served as Assistant Treasurer for the Fuller Company, a multi-national engineering and manufacturing company, from 1990 to 1994.

        Stephen L. Gibbs has served as Vice President and Chief Accounting Officer since April 2006 and was additionally named Corporate Controller on January 1, 2009. Mr. Gibbs joined Scientific Games Racing, LLC, a subsidiary of the Company, in April 2005, as Vice President of Finance. Prior to joining the Company, Mr. Gibbs served as Manager of Accounting Research for The Coca-Cola Company from September 2004 to March 2005 and as Controller for TRX, Inc. from May 2004 to August 2004. Prior to that time, Mr. Gibbs served nine years in public accounting with the firms of Arthur Andersen LLP and Deloitte & Touche LLP.

Access to Public Filings

        We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

        We make the following information available free of charge through the Investor Information link on our website at www.scientificgames.com:

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

        Contract awards by lottery authorities are sometimes challenged by unsuccessful bidders, which can result in costly and protracted legal proceedings that can result in delayed implementation or cancellation of the award. In addition, the domestic lottery industry has matured such that the number of states conducting lotteries is unlikely to increase materially in the near-term.

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

Unfavorable economic conditions may adversely affect our business and financial condition.

        Unfavorable general economic conditions have had and may continue to have a negative effect on our business and results of operations. We cannot fully predict the effects that the current economic slowdown will have on us as it also impacts our customers, vendors and business partners. However, we believe that the difficult economic conditions have contributed to reductions in spending on marketing by our customers and, in certain instances, less favorable terms under our contracts, as many of our customers face significant budget shortfalls.

        We believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets) and other parts of the consumer sector. However, we believe that declines in consumer spending have adversely impacted the lottery and wide area gaming businesses to some extent, and further reductions will likely exasperate these negative effects.

We have foreign operations, which subjects us to additional risks.

        We are a global business and derive a substantial and growing portion of our revenue and profits from operations outside the United States. In fiscal year ended December 31, 2009, we derived approximately 50% of our total revenues from our operations outside of the United States. Our operations in foreign markets subject us to risks customarily associated with such operations, including:

  •
  the complexity of foreign laws, regulations and markets;

  •
  the impact of foreign labor laws and disputes;

  •
  other economic, tax and regulatory policies of local governments; and

  •
  the ability to attract and retain key personnel in foreign jurisdictions.

        Additionally, foreign taxes paid by our foreign subsidiaries and joint venture interests on their earnings may not be recovered against our U.S. tax liability. At December 31, 2009, we had a deferred tax asset for our foreign tax credit ("FTC") carry forward of approximately $54.8 million. Although we will continue to explore tax planning strategies to use all of our FTC, at December 31, 2009, we established a valuation allowance of approximately $43.7 million against the FTC deferred tax asset to reduce the asset to the net amount our management estimates is "more likely than not" to be realized.

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

        In addition, our ability to expand successfully in foreign jurisdictions involves other risks, including difficulties in integrating our foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. Our investment in foreign jurisdictions often entails entering into joint ventures or other business relationships with locally based entities, which can involve additional risks arising from our lack of sole decision-making authority, our reliance on a partner's financial condition, inconsistency between our business interests or goals and those of our partners and disputes between us and our partners. In particular, our investment in CLN is a minority investment in an Italian consortium whose largest equity holder is Lottomatica, an Italian entity, and we do not control decisions relating to the governance of the consortium, including with respect to the distribution of its cash earnings.

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

        We anticipate that continued lottery-related growth in China depends in part on sustained demand for lottery tickets at higher price points, as well as continued expansion of the retailer network and further optimization of retailer inventories. During 2009, we observed that retailers on occasion ran out of the most desirable and highest priced games and that retail sales declined in certain provinces after they had met their 2009 sales targets set by the CSL well in advance of the end of the year, notwithstanding continued product demand. In 2010, we understand that sales targets were adjusted to be more in line with product demand on a province by province basis. There can be no assurance that lottery ticket demand will be sustained at higher price points, and we cannot predict the rate of retailer expansion or the extent of inventory optimization.

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

        We may not realize the operating efficiencies, competitive position or financial results that we anticipate from our investments in foreign jurisdictions and our failure to effectively manage the foregoing risks associated with our operations in foreign jurisdictions could have a material adverse effect on our results of operations, business or prospects.

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

        Generally, our contracts are for initial terms of one to five years, with optional renewal periods held by the customer. Upon the expiration of a contract, including any extensions thereof, new contracts may be awarded through a competitive bidding process. Since late 2007, the lottery authorities in South Carolina, West Virginia, South Dakota, New Hampshire and Vermont awarded new online lottery contracts to our competitors. Our revenues from our online contracts in these states represented approximately $23.0 million, or approximately 2%, of our total 2008 revenues.

        In addition, CLN's existing concession from the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery, and our contract to supply instant lottery tickets and other services to CLN, our largest customer, are scheduled to expire on May 31, 2010.

        In October 2009, the members of CLN tendered for a new nine-year concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN's existing concession. Our bidding group was the only group to submit a bid.

        In November 2009, an Italian administrative court voided the tender process in a ruling that has been appealed by the Italian government. A hearing on the appeal is expected on March 9, 2010. In the event that the appellate court sustains the lower court ruling, there will likely be a new tender process during which time and for a transitional period thereafter we expect that the existing concession would continue. In the event that the appellate court reinstates the tender process, we expect the Monopoli di Stato to promptly award the new concession to our bidding group. In such an event, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104.0 million payable shortly after the award is made and €56.0 million payable on or about November 30, 2010 under the terms of the tender, assuming our ownership interest in the joint venture entity that holds the new concession remains at 20%.

        There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN's existing concession or whether other operators will also be awarded a concession. In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements. In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN. However, we cannot guarantee that we will be able to enter into definitive governing agreements, nor can we predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights).

        We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has recently received from the Italian lottery authority, which may have an adverse effect on CLN's results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture).

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

        As indicated above, in the event our bidding group is the sole bidder to be awarded a new concession to operate the Gratta e Vinci instant ticket lottery in Italy, we expect that we would be required to make our pro rata share of the significant upfront payments that would be required of our bidding group, which would be €104.0 million payable shortly after the award is made and €56.0 million payable on or about November 30, 2010 under the terms of the tender, assuming our ownership interest in the joint venture entity that holds the new concession remains at 20%. During 2009, we have taken steps in anticipation of any such award, including incurring additional debt, that provide us with sufficient liquidity as of the date of this Annual Report on Form 10-K to make these payments. However, there can be no assurance as to our available liquidity at the time these payments may be due.

        In addition, our online lottery, wide area gaming and pari-mutuel contracts generally require significant up-front capital expenditures for terminal assembly, software customization and implementation, systems and equipment installation and telecommunications configuration. Historically, we have funded these up-front costs through cash flows generated from operations, available cash on hand and borrowings under our credit facilities. Our ability to continue to procure new contracts will depend on, among other things, our then present liquidity levels or our ability to obtain additional financing on commercially reasonable terms. If we do not have adequate liquidity or are unable to obtain financing for these up-front costs on favorable terms or at all, we may not be able to bid on certain contracts, which could restrict our ability to grow and have a material adverse effect on our results of operations.

        Moreover, we may not realize the return on investment that we anticipate on new contracts due to a variety of factors, including lower than anticipated retail sales and unanticipated regulatory developments or litigation.

        As of December 31, 2009, we had total indebtedness of approximately $1,367.1 million, or approximately 68.8% of our total capitalization, consisting primarily of senior secured term loan and revolving credit facilities under our credit agreement and senior subordinated notes. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

        On October 29, 2009, our subsidiary, Scientific Games International, Inc. ("SGI"), entered into a commitment letter with J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. ("JPMorgan"), pursuant to which JPMorgan has committed, subject to certain conditions, to provide up to $75.0 million of senior secured term loans under one or more incremental term loan facilities pursuant to our credit agreement. Any proceeds from borrowings under these incremental term loan facilities would be available to be applied for general corporate purposes, which may include the payment of a portion of potential upfront payment or other obligations in connection with an award of a new Italian instant ticket lottery concession. SGI is not obligated to utilize this commitment or to borrow any amounts thereunder. This commitment expires on June 30, 2010.

        Under the terms of our 0.75% convertible senior subordinated debentures due 2024 (the "Convertible Debentures"), the holders of the Convertible Debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest. As of December 31, 2009, there was approximately $9.9 million in aggregate principal amount of the Convertible Debentures outstanding. We expect to have enough available liquidity to retire all of the outstanding Convertible Debentures on June 1, 2010 if need be.

        In addition, as described below, a substantial portion of our long-term indebtedness may accelerate and become due in early 2011 unless the promissory notes we issued to defer a portion of the earn-out and contingent bonuses that were payable in connection with our 2006 acquisition of Global Draw (the "Global Draw Promissory Notes") are no longer outstanding on February 7, 2011 or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million. Although we expect that we will be able to satisfy this condition and thereby prevent the acceleration of such indebtedness, there can be no assurance that we will be able to do so.

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

  •
  transact with affiliates; and

  •
  alter the business we conduct.

        In addition, our credit facilities require us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we can conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with the restrictions contained in the credit facilities or the indentures, or to maintain the financial ratios required by the credit facilities, could lead to an event of default which could result in an acceleration of the indebtedness. See Note 8 (Long-Term and Other Debt) included in the Notes to Consolidated Financial Statements for additional information regarding these financial ratios.

        There can be no assurance that our future operating results will be sufficient to enable compliance with the covenants in our credit facilities, our indentures or other indebtedness or to remedy any such default. In addition, in the event of an acceleration, we may not have or be able to obtain sufficient funds to make any accelerated payments.

The Global Draw Promissory Notes will mature in May and June 2011, and our 6.25% senior subordinated notes due 2012 (the "2004 Notes") will mature in December 2012. The maturity of borrowings under our credit facilities will be accelerated to February 2011 or September 2012, respectively, if certain conditions related to the Global Draw Promissory Notes or 2004 Notes, as applicable, are not satisfied.

        As of December 31, 2009, there was approximately £28.1 million in aggregate principal amount of the Global Draw Promissory Notes outstanding. The Global Draw Promissory Notes mature in May and June 2011. In connection with the maturity of the Global Draw Promissory Notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on February 7, 2011 unless either:

  •
  no such promissory notes remain outstanding on such date; or

  •
  the sum of the aggregate unused and revolving facility commitments plus unrestricted cash held by SGI and the guarantors on such date is not less than the sum of the principal amount of such promissory notes then outstanding plus $50.0 million.

        As of December 31, 2009, there was approximately $187.1 million in aggregate principal amount of our 2004 Notes outstanding. The 2004 Notes mature on December 15, 2012. In connection with the maturity of the 2004 Notes, the terms of our credit facilities provide that the term loan facility and revolving credit facility will both mature on September 15, 2012, unless either:

  •
  the 2004 Notes are refinanced, redeemed or defeased on or prior to September 15, 2012; or

  •
  the sum of the aggregate unused and available revolving facility commitments plus unrestricted cash held by SGI and the guarantors on September 15, 2012 is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50.0 million.

        We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy these conditions or to repay any accelerated indebtedness under our credit facilities, or to repay the Global Draw Promissory Notes in 2011 or the 2004 Notes in 2012.

        On March 1, 2010, we had sufficient unrestricted cash and availability under our revolving credit facility to satisfy the liquidity condition in our credit agreement related to the Convertible Debentures and thereby prevent the acceleration of borrowings under the credit agreement.

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

        In the United States and many other countries, lotteries, pari-mutuel and other forms of wagering must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, such gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we are licensed. Most jurisdictions require that we be licensed, that our key personnel and certain of our security holders be found suitable or be licensed, and that our products be reviewed and approved before placement. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary approval, license or finding of suitability, then we may be prohibited from distributing our products for use in the particular jurisdiction. While in the past we have been the subject of enforcement proceedings instituted by one or more regulatory bodies, we have been able to consensually resolve any such proceedings upon the implementation of remedial measures and/or the payment of settlements of monetary fines to such bodies. However, there can be no assurance that similar proceedings in the future will be similarly resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

        The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of lotteries, pari-mutuel wagering facilities, video gaming machines, Internet gaming or other forms of lottery or wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we believe that we have developed procedures and policies designed to comply with the requirements of evolving laws, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings.

        Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. We are required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of our pari-mutuel business and we are subject to extensive background investigations and suitability standards in our lottery business. We also will become subject to regulation in any other jurisdiction where our customers operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects. Lottery authorities generally conduct background investigations of the winning vendor and its employees prior to and after the award of a lottery contract. Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. Lottery authorities with which we do business may require the removal of any of our employees deemed to be unsuitable and are generally empowered to disqualify us from receiving a lottery contract or operating a lottery system as a result of any such investigation. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming industry and put us at a disadvantage compared with our competitors.

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

        The U.K. revenue and customs department has proposed to reclassify SWP machines as amusement machines subject to the amusement machine license duty. An April 1, 2010 deadline has been set for the filing of applications for new licenses for these machines that will make them subject to the same taxes as paid on SWPs, in the absence of which retroactive tax and penalties may be assessed with respect to such machines. If the proposed rate of tax remains unchanged, and to the extent it is found to be applicable to Games Media's SWP business, this will adversely affect the SWP component of Game Media's digital product offering to pub operators. It is unclear whether the U.K. Gambling Commission will require the provisions of the U.K. Gambling Act to also apply to such machines reclassified for tax purposes.

We may not succeed in realizing the anticipated benefits of our joint ventures and strategic investments and relationships.

        Part of our corporate strategy is to pursue growth through joint ventures and strategic investments as a means to, among other things, gain access to new and tactically important geographies, business opportunities and technical expertise, while simultaneously offering the potential for reducing capital requirements.

        These joint ventures and strategic investments currently include our CLN joint venture, our joint ventures in China and our minority interest in RCN, as well as our recently-announced joint ventures with Playtech to deliver Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators under the brand name Sciplay. In addition, we have entered into other strategic agreements with Playtech relating to gaming machines, VLTs and systems development that contemplate our use of and reliance on Playtech's technology. We cannot assure you that we will be able to successfully develop and market Internet and land-based gaming products under our agreements with Playtech.

        We may not realize the anticipated benefits of these joint ventures, investments and other strategic relationships or others that we may enter into, or may not realize them in the timeframe expected. These arrangements pose significant risks that could have a negative effect on our operations, including: the potential diversion of our management's attention from our core business to, for example, integrate technologies; the potential failure to realize anticipated synergies, economies of scale or other value associated with the arrangements; unanticipated costs and other unanticipated events or circumstances; possible adverse effects on our operating results during any integration process; impairment charges if joint ventures, or strategic investments or relationships are not as successful as we originally anticipate; and our possible inability to achieve the intended objectives of the arrangements.

        Furthermore, our joint ventures and other strategic relationships pose risks arising from our lack of sole decision-making authority, which may give rise to disputes between us and our joint venture and other strategic partners. Our joint venture and other strategic partners may have economic or business interests or goals that are inconsistent with our interests and goals, take actions contrary to our objectives or policies, undergo a change of control, experience financial and other difficulties or be unable or unwilling to fulfill their obligations under our arrangements.

        The failure to avoid the risks described above or other risks associated with such arrangements could have a material adverse effect on our business, financial condition and results of operation.

We may not be able to successfully complete the proposed sale of our racing and venue management businesses.

        In January 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech for aggregate consideration of $75 million comprised of approximately $33 million in cash at closing, $32 million in Sportech stock, representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013. The closing of the transaction is conditioned upon, among other things, the closing of Sportech's financing arrangements, the receipt of certain regulatory approvals and other customary closing conditions. Subject to the satisfaction of these conditions, the transaction is expected to close in the first half of 2010. There can be no assurance that all of these conditions will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the transaction. If we fail to complete the transaction, it could have a material adverse effect on our business, financial condition or results of operation. In connection with the pending sale, we have classified the businesses as held for sale and have taken a pre-tax charge of $54.4 million.

We may be required to recognize additional impairment charges.

        We assess our goodwill and other intangible assets and our long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. In 2009, we recorded asset impairment charges of approximately $24.7 million primarily related to underperforming lottery systems contracts in Connecticut and Maryland. In 2008, we recorded approximately $76.2 million in impairment charges primarily related to the impairment of certain hardware and software assets and underperforming lottery systems contracts in Mexico and Oklahoma. In 2007, approximately $26.3 million in impairment charges were recorded related to the rationalization of our Printed Products Group operations. Refer to the heading "Critical Accounting Policies—Valuation of long-lived and intangible assets and goodwill" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 (Description of

the Business and Summary of Significant Accounting Policies) and Note 4 (Property and Equipment) included in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of impairment charges.

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

        Our contracts for the broadcast of signals are usually one-year contracts. Because of competitive and other factors, we cannot provide assurance that these broadcast contracts will be renewed. Elimination of our access to racing broadcast signals could have a material adverse effect on racing revenue as well as our ability to expand the business into new markets.

        In addition, Global Draw has entered into a number of significant contracts whose performance depends upon our third party suppliers delivering equipment on schedule for Global Draw to meet its contract commitments. Failure of the suppliers to meet their delivery commitments could result in Global Draw being in breach of and subsequently losing those contracts, which loss could have a material adverse effect on our results of operations.

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

We recognize significant earnings from our investment in CLN but we do not control distributions of its cash. CLN's current concession to operate the Gratta e Vinci instant ticket lottery and our contract with CLN to supply CLN instant lottery tickets and other services are scheduled to expire in 2010.

        We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting. Our investment in CLN resulted in a significant portion of our income in 2009. For the year ended December 31, 2009, we recorded equity in net income of approximately $49.7 million attributable to our interest in CLN. Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings. Lottomatica, which owns one of our principal competitors, has a 63% interest in CLN. If CLN does not distribute earnings to its equity holders, we may record significant income attributable to our interest in CLN but will not receive commensurate cash flow.

        In addition, CLN's existing concession as the exclusive operator of the Gratta e Vinci instant ticket lottery and our contract to supply instant lottery tickets and other services to CLN are scheduled to expire on May 31, 2010.

        In October 2009, the members of CLN tendered for a new nine-year concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN's existing concession. Our bidding group was the only group that submitted a bid.

        In November 2009, an Italian administrative court voided the tender process in a ruling that has been appealed by the Italian government. A hearing on the appeal is expected on March 9, 2010. In the event that the appellate court sustains the lower court ruling, there will likely be a new tender process during which time and for a transitional period thereafter we expect that the existing concession would continue. In the event that the appellate court reinstates the tender process, we expect that our bidding group will be promptly awarded the new concession. In such an event, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104.0 million payable shortly after the award is made and €56.0 million payable on or about November 30, 2010 under the terms of the tender, assuming our ownership interest in the joint venture entity that holds the new concession remains at 20%.

        There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN's existing concession or whether other operators will also be awarded a concession. In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements. In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN. However, we cannot guarantee that we will be able to enter into definitive governing agreements, nor can we predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights).

        We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has recently received from the Italian lottery authority, which may have an adverse effect on CLN's results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture entity).

Certain holders of our common stock exert significant influence over the Company and may make decisions with which other stockholders may disagree.

        In August 2004, MacAndrews & Forbes Holdings Inc. was issued approximately 25% of our outstanding common stock in connection with its conversion of our then outstanding Series A Convertible Preferred Stock. According to a Form 4 filed with the SEC on January 6, 2010, this holder beneficially owns 25,985,737 shares of our common stock, or approximately 28% of our currently outstanding common stock. Such holder is entitled to appoint up to four members of our Board of Directors under a stockholders' agreement with us, as supplemented, which we originally entered into with holders of the Series A Convertible Preferred Stock, and certain actions of the Company require the approval of such holder. As a result, this holder has the ability to exert significant influence over our business and may make decisions with which other stockholders may disagree, including, among other things, delaying, discouraging or preventing a change of control of the Company or a potential merger, consolidation, tender offer, takeover or other business combination.

We are dependent on our employees.

        Our ability to develop and market innovative products and services depends on our ability to recruit and retain talented employees. The market for qualified executives and highly skilled employees is very competitive. The loss or unavailability of key employees could adversely affect our ability to compete.

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

        Although we have increasingly automated our pari-mutuel field operations and created two hub centers, we have union employees in our pari-mutuel field operations in the United States and Canada. We collectively bargain with the labor unions that represent these employees. The collective bargaining agreement representing the majority of our union employees in our pari-mutuel field operations in the United States runs through October 2011. The collective bargaining agreement relating to our Canadian racing operations expired on October 20, 2009. We are presently in negotiations with respect to our agreement relating to Canadian racing operations. Although we believe we will be able to reach a new collective bargaining agreement covering our Canadian racing operations, there can be no assurance that we will be able to do so. In addition, notwithstanding these agreements and negotiations, if we were to experience a union strike or work stoppage, it would be difficult to find sufficient replacement employees with the proper skills. Certain of our other employees are represented by unions, including certain employees at our printing facilities in Australia, Canada, Chile and the United Kingdom and at one of our Connecticut OTB locations. There can be no assurance that we will not encounter any conflicts or strikes with any labor union that represents our employees, which could have an adverse effect on our business or results of operations, could cause us to lose customers or could cause our customers' operations to be affected and might have permanent effects on our business.

The price of our common stock has been volatile and may continue to be volatile.

        Our stock price may fluctuate in response to a number of events and factors, such as, variations in operating results, actions by various regulatory agencies, litigation, market perceptions of our financial reporting, financial estimates and recommendation by securities analysts, rating agency reports, performance of other companies that investors or security analysts deem comparable to us, news reports relating to our business, our markets or general market conditions. During the 52-week period ended February 19, 2010, our stock price fluctuated between a high of $20.16 and a low of $10.14. This significant stock price fluctuation may make it more difficult for our stockholders to sell their common stock when they want and at prices they find attractive.

ITEM 1B.    UNRESOLVED STAFF MATTERS

        No disclosure required pursuant to this Item.

ITEM 2.    PROPERTIES

        Domestically, our principal facilities include approximately 355,000 square feet of owned (subject to mortgage encumbrance) and approximately 175,600 square feet of leased space in Alpharetta, Georgia for administrative and operations offices, a manufacturing plant and warehouse space (used for the Printed Products, Lottery Systems and Diversified Gaming Groups) and approximately 21,700 square feet of leased office space in New York, New York for our corporate offices.

        Internationally, our principal facilities include approximately 150,000 square feet owned and 31,000 square feet leased in Leeds, England for administrative and operations offices and a manufacturing plant (used for the Printed Products Group), approximately 119,000 square feet owned and approximately 21,000 square feet leased in Montreal, Canada for administrative and operations offices and a manufacturing plant (used for the Printed Products Group), approximately 23,000 square feet leased in Ballymahon, Ireland for a manufacturing plant and warehouse space (used for the Lottery Systems and Diversified Gaming Groups), approximately 66,000 square feet of leased space in Vienna, Austria for administrative and operations offices (used for the Lottery Systems and Diversified Gaming Groups), approximately 76,000 square feet owned and approximately 76,000 square feet leased in Santiago, Chile for administrative and operations offices, a manufacturing plant and warehouse space (used for the Printed Products Group), and approximately 49,000 square feet leased in Sydney, Australia for administrative and operations offices, a manufacturing plant and warehouse space (used for the Printed Products Group).

        For the administration and operation of our venue management business, including OTB facilities, we own approximately 30,000 square feet in Maine (subject to mortgage encumbrance) and 94,000 square feet in Connecticut (subject to mortgage encumbrance), and lease an aggregate of approximately 120,000 square feet in various locations in Connecticut.

        In addition to the above, we lease an aggregate of approximately 595,000 square feet in various locations in the United States for administration, operations and warehousing purposes in connection with our domestic Printed Products and Lottery Systems contracts.

        We occupy other sites internationally totaling approximately 169,000 square feet owned and approximately 172,000 square feet leased. These sites are primarily used for administration, operations or warehousing, or a combination thereof, in connection with our international Lottery Systems and Printed Products businesses, our Global Draw and Games Media businesses and our international pari-mutuel and venue management businesses.

ITEM 3.    LEGAL PROCEEDINGS

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agency, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5.0 million if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4.0 million surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.

        On July 1, 1993, Ecosalud declared that the contract was in default and asserted various claims against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Tribunal Contencioso of Cundinamarca in Colombia. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, this lawsuit will be heard in due course on its merits by the Tribunal and an appeal stage will be available. In July 2009, a Colombian court ruled against Wintech's appeal (to which we are not party) of an action by the Colombian governmental agency that arises out of the same claims asserted by the Colombian governmental agency against SGI.

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

        On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought a purported class action lawsuit in the United States District Court for the Central District of California against the Company, SGI and Scientific Games Racing, LLC relating to a software glitch affecting a type of wager known as "Quick Pick" offered on certain of Scientific Games Racing's pari-mutuel wagering terminals. The compliant seeks, among other things, class certification and damages in excess of $5.0 million on behalf of a purported class of persons who "bought 'Quick Pick' wagering tickets through Scientific Games' computerized pari-mutuel wagering system" from July 1, 2007 until June 2, 2008 in the above-mentioned states. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The plaintiff has appealed this ruling. The appeal is pending.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our outstanding common stock is listed for trading on the Nasdaq Global Select Market under the symbol "SGMS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our Class A common stock.

	Sales Price of Scientific Games Common Stock
	High	Low
Fiscal 2009 (January 1, 2009–December 31, 2009)
First Quarter	$19.47	$10.14
Second Quarter	$20.16	$11.77
Third Quarter	$18.81	$13.30
Fourth Quarter	$19.29	$12.78
Fiscal 2008 (January 1, 2008–December 31, 2008)
First Quarter	$33.69	$15.87
Second Quarter	$34.31	$21.28
Third Quarter	$32.89	$20.19
Fourth Quarter	$23.17	$10.05

        On February 24, 2010, the last reported sale price for our common stock on the Nasdaq Global Select Market was $16.16 per share. There were approximately 1,117 holders of record of our common stock as of February 24, 2010.

        We have never paid any cash dividends on our Class A common stock. Our Board of Directors presently intends to retain earnings for use in the business. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by our Board. Further, under the terms of certain of our debt agreements, we are limited in our ability to pay cash dividends or make certain other restricted payments (other than stock dividends) on our Class A common stock.

        During 2009, a stock repurchase program approved by our Board of Directors was in effect under which we were authorized to repurchase, from time to time in the open market, shares of our outstanding common stock in an aggregate amount up to $200.0 million. The program expired on December 31, 2009.

        Repurchases for the fourth quarter ended December 31, 2009 are reflected on the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2009–10/31/2009	5,397	$15.65	—	$161.5 Million
11/1/2009–11/30/2009	—	—	—	$161.5 Million
12/1/2009–12/31/2009	9,041	$14.02	—	$161.5 Million

Total	14,438	$14.63	—	$161.5 Million

(1)
There were no shares purchased as part of the publicly announced repurchase program during the three months ended December 31, 2009. The activity in this column reflects 14,438 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended December 31, 2009.

(2)
The $200.0 million stock repurchase program, which expired on December 31, 2009, was originally publicly announced on November 2, 2006, extended on December 13, 2007 and extended again on December 11, 2008. The date of the last repurchase as part of the publicly announced stock repurchase program was March 5, 2009.

        During the year ended December 31, 2009, we repurchased approximately $174.6 million in aggregate principal amount of our Convertible Debentures as part of our previously announced Convertible Debentures repurchase program for approximately $166.4 million in cash. The Convertible Debentures repurchase program expired on December 31, 2009. We purchased an additional $89.2 million in aggregate principal amount of our Convertible Debentures in the fourth quarter of 2009 pursuant to a tender offer for approximately $88.8 million in cash. There was approximately $9.9 million in aggregate principal amount of our Convertible Debentures outstanding as of December 31, 2009.

Shareholder Return Performance Graph

        The following graph compares the cumulative total stockholder return over the five-year period ended December 31, 2009 of our common stock, the Nasdaq Composite, a peer group index of companies that provide services similar to ours ("New Peer Group") and a peer group index of companies that was used in our Annual Report on Form 10-K for year ended December 31, 2008 ("Old Peer Group"). Our New Peer Group Consists of Bally Technologies Inc. (New York Stock Exchange ("NYSE"): BYI), International Game Technology (NYSE: IGT), WMS Industries Inc. (NYSE: WMS), Multimedia Games Inc. (Nasdaq Global Select Market ("NasdaqGS"): MGAM), Aristocrat Leisure Limited (Australian Securities Exchange: ALL), Lottomatica S.P.A. (Borsa Italiana S.p.A.: LTO, Other OTC: LTTOY.PK), Intralot SA (Athens Stock Exchange: INLOT, Other OTC: IRTLY.PK), Pollard Banknote Income Fund (Toronto Stock Exchange: PLB.UN-TO), Inspired Gaming Group PLC (London Stock Exchange ("LSE"): INGG) and Playtech Limited (LSE: PTEC). Our Old Peer Group consists of Bally Technologies Inc. (NYSE: BYI), Progressive Gaming International Corporation (NasdaqGM: PGIC), International Game Technology (NYSE: IGT), Shuffle Master, Inc. (NasdaqGM: SHFL), WMS Industries Inc. (NYSE: WMS), and Youbet.com, Inc. (Nasdaq Capital Markets ("NasdaqCM"): UBET). We believe the New Peer Group index includes a broader mix of companies the businesses of which, taken as a whole, are more representative of the businesses in which we engage. The New Peer Group index also excludes certain companies included in the Old Peer Group index because the businesses of such companies that are comparable to our businesses have been (or are in the process of being) acquired by other companies. Both peer group companies have been weighted based on their relative market capitalization each year. The graph assumes that $100 was invested in our common stock, the Nasdaq Composite, the New Peer Group index and the Old Peer Group index at the beginning of the five-year period and that all dividends were reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

Comparison of 5-year Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Scientific Games Corporation, The NASDAQ Composite Index,
Old Peer Group and New Peer Group

    *
    $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Scientific Games Corporation	100.00	114.43	126.80	139.47	73.57	61.03
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Old Peer Group	100.00	89.44	129.78	135.99	48.21	77.86
New Peer Group	100.00	99.03	147.48	152.56	60.71	82.44

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements. The following financial information reflects the acquisitions of certain businesses from 2005 through 2009, including the acquisition of the remaining 35% minority interest of Serigrafica Chilena S.A. in April 2005, the acquisition of substantially all of the online lottery assets of EssNet on March 22, 2006, the acquisition of Shoreline on April 5, 2006, the acquisition of Global Draw on April 20, 2006, the acquisition of Games Media on December 22, 2006, the acquisition of International Lotto Corp., SRL ("ILC") on December 28, 2006 and the acquisition of OGT on May 1, 2007. This data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Annual Report on Form 10-K.

 FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

(in thousands, except per share amounts)

	Year Ended December 31,
	2009 (c)	2008 (d)	2007 (e)	2006 (f)	2005 (g)
Operating revenues:
Instant ticket revenue	$453,238	$548,308	$498,179	$388,841	$331,087
Services	410,014	451,664	424,236	402,963	308,240
Sales	64,497	118,857	124,289	105,426	142,356

	927,749	1,118,829	1,046,704	897,230	781,683

Operating expenses:
Cost of instant ticket revenue (exclusive of depreciation and amortization)	270,836	331,501	283,924	199,006	170,097
Cost of services (exclusive of depreciation and amortization)	234,093	263,284	237,509	233,007	181,333
Cost of sales (exclusive of depreciation and amortization)	44,539	85,856	90,347	77,934	100,621
Selling, general and administrative (a)	168,248	184,213	165,080	143,105	129,444
Write-down of assets held for sale	54,356	—	—	—	—
Employee termination costs	3,920	13,695	3,642	12,622	2,400
Depreciation and amortization	151,784	218,643	160,366	106,006	66,794

Operating income (loss)	(27)	21,637	105,836	125,550	130,994

Other (income) expense:
Interest expense	87,498	78,071	70,772	54,843	37,272
Equity in (earnings) losses
of joint ventures (b)	(59,220)	(58,570)	(41,252)	(7,900)	2,064
Early extinguishment of debt	(4,829)	2,960	—	—	478
Other (income) expense, net	2,856	(4,691)	(2,050)	(767)	(1,700)

	26,305	17,770	27,470	46,176	38,114

Income (loss) before income taxes	(26,332)	3,867	78,366	79,374	92,880
Income tax expense	13,547	8,352	25,211	24,113	28,402

Net income (loss)	(39,879)	(4,485)	53,155	55,261	64,478

Basic and diluted net income (loss) per share:
Basic net income (loss)	$(0.43)	$(0.05)	$0.57	$0.61	$0.72

Diluted net income (loss)	$(0.43)	$(0.05)	$0.55	$0.58	$0.70

Weighted average number of shares used in per share calculations:
Basic shares	92,701	92,875	92,566	91,066	89,327

Diluted shares	92,701	92,875	95,996	94,979	92,484

Selected balance sheet data (end of period)
Total assets	2,291,792	2,182,453	2,098,786	1,757,938	1,170,485
Total long-term debt, including
current installments	1,367,063	1,239,467	1,043,938	870,144	522,620
Stockholders' equity	619,758	595,829	693,591	572,663	442,920
Ratio of earnings to fixed charges	0.1x	0.4x	1.5x	2.2x	3.3x

        The following notes are an integral part of these selected historical consolidated financial data.

  (a)
  Includes $34,589, $34,122, $25,312 and $18,100 in stock-based compensation expense in 2009, 2008, 2007 and 2006, respectively.

  (b)
  Includes income of $49,730, $51,700, $37,655 and $8,266 in 2009, 2008, 2007 and 2006 respectively, and a loss of $1,713 in 2005, for our 20% interest in CLN, our Italian joint venture that began selling instant tickets in 2004. Reflects income of $2,991, $3,923 and $3,330 in 2009, 2008 and 2007, respectively, from our 29.4% interest in RCN, which was acquired in February 2007. Reflects income of approximately $4,502 in 2009 and a loss of $428 in 2008 from our 49% interest in CSG Lottery Technology (Beijing) Co. Ltd. ("CSG"). Reflects income of approximately $2,427, $3,433 and $290 in 2009, 2008 and 2007, respectively, from our 50% interest in Guard Libang.

  (c)
  Includes a write-down of assets held for sale of approximately $54,400 resulting from our strategic decision to sell our racing and venue management businesses. Depreciation and amortization includes approximately $24,700 in asset impairment charges as a result of underperforming Lottery Systems contracts in Connecticut and Maryland. Selling, general and administrative expense reflects approximately $3,800 in due diligence acquisition costs, approximately $3,000 of restructuring advisory fees, $2,000 of CEO retirement costs and approximately $2,600 of professional fees related to the tender for the Italian instant ticket concession. Includes gain on early extinguishment of debt of approximately $4,500 related to the repurchase of our Convertible Debentures and 2004 Notes during 2009.

  (d)
  Includes $13,700 of employee termination costs in 2008. Depreciation and amortization includes approximately $76,200 in impairment charges in 2008 primarily related to the impairment of certain hardware and software assets in the Printed Products Group ($6,400), the Lottery Systems Group $(64,100), the Diversified Gaming Group ($2,600) and from our corporate headquarters ($3,100) as a result of certain underperforming Lottery Systems contracts in Mexico and Oklahoma and the write-off of other impaired hardware. Cost of services includes contract loss accruals on Lottery Systems contracts in 2008 in Mexico ($4,400) and Oklahoma ($3,400). Selling, general and administrative expense includes a charge of approximately $4,400 in 2008 as a result of the Global Draw earn-out. Includes early extinguishment of long-term debt of $2,960 reflecting the write-off of unamortized deferred financing fees related to our old credit agreement, which was terminated and replaced with a new credit agreement. See Note 8 (Long-Term and Other Debt) of the Notes to Consolidated Financial Statements for more information regarding our credit agreement.

  (e)
  Depreciation and amortization includes approximately $26,300 in impairment charges resulting from the rationalization of our global Printed Products Group operations during 2007. Selling, general and administrative expenses includes approximately $2,800 in charges resulting from the agreement we entered into during the fourth quarter of 2007 for the sale of our lottery operations in Peru, approximately $3,600 in charges related to a reduction in force that occurred in Germany during the fourth quarter of 2007 and income of approximately $3,900 during the fourth quarter of 2007 as a result of the reversal of an EssNet warranty reserve.

  (f)
  Depreciation and amortization includes approximately $9,700 related to pari-mutuel asset impairment charges in 2006. Includes approximately $12,600 in employee termination costs in 2006.

  (g)
  Includes a charge of $12,363 related to the discontinuance of the Supplemental Executive Retirement Plan in 2005, a charge of $1,658 in connection with the earn-out on the Honsel acquisition in 2008, a $2,230 charge in the Lottery segment related to defective tickets in 2005 and $2,400 in employee termination costs in the Diversified Gaming segment in 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis ("MD&A") is intended to present a better understanding of our operations and current business environment.

        We are a leading global supplier of products and services to lotteries, and a leading provider of gaming technology and content to other gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic joint ventures and minority investments. We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group. Our global instant lottery ticket business, inclusive of our licensed property and prepaid phone card businesses, is included in our Printed Products Group. Our customized lottery software, systems and equipment services and sales are included in our Lottery Systems Group. Our wide area gaming and racing and venue management businesses are included in our Diversified Gaming Group.

        In order to provide users of our financial statements better visibility into our revenue streams, beginning with our results for the year ended December 31, 2009 and for all prior periods included herein, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues. Our customized lottery software, systems and services, our wide area gaming and our racing systems and services and our venue management business will continue to be categorized as service revenues. Our sales of phone cards, lottery systems and terminals, which we view as pure product sales that are typically non-recurring in nature and not subject to multi-year supply agreements, will continue to be categorized as sales revenues.

Overview

        We begin the MD&A with a discussion of the significant factors that have impacted our results of operations during 2009, as well as certain trends, demands, constraints, risks and opportunities that have affected or may affect our financial and operating performance. For additional information, please refer to the Business and Risk Factor sections (and the Forward-Looking Statements disclosure) included elsewhere in this Annual Report on Form 10-K.

        We believe that the extraordinarily difficult global economic environment and its impact on consumer spending have negatively impacted our results of operations during 2009. Nevertheless, we believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business and other consumer businesses (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets). We estimate that during 2009, total U.S. lottery sales increased by approximately 1%, which compares favorably to the 7% reduction in overall U.S. retail sales and food services during the year reported by the U.S. Census Bureau.

        Our revenues in 2009 decreased approximately $191.1 million, or approximately 17%, compared to 2008. Much of this decrease was attributable to recent contract re-pricings discussed in the paragraph below, the negative impact of foreign currency exchange rate fluctuations and the shift in China instant lottery tickets production to our joint venture (with the related financial results recognized by us as equity in earnings of joint ventures but no longer included in our consolidated revenues and expenses). In 2009, we derived approximately 50% of our total revenues from our operations outside of the U.S. The principal foreign currencies to which we have the most exposure are the Euro and the British pound sterling, representing approximately 25% and 49%, respectively, of our non-U.S. dollar revenues in 2009.

        Some of our lottery products and services have been, and are likely to continue to be, subject to intense price-based competition. Over the past several quarters, a number of our larger lottery contracts that were up for renewal have been renewed on less favorable pricing terms and/or with increased product and service requirements. These trends in our lottery business have affected and may continue to affect the number and the profitability of the contracts we win. Our strategy to counter-balance these industry trends includes selectively bidding on contracts on a basis that is consistent with our internal rate of return requirements, bundling value-added products and services (e.g., player tracking, loyalty programs and second chance drawings) with our core lottery offering and pursuing new marketing initiatives such as expanding distribution to "big box" stores and other retail outlets. To help offset this pricing pressure, we have also pursued initiatives to improve our cost structure under our Profitability Improvement Program, resulting in approximately $24 million in savings during 2009.

        Given the renewal cycle of our lottery contracts, we do not foresee the kind of large-scale contract re-pricings over the next two years that we have recently experienced. Moreover, we have recently seen indications that lottery authorities in awarding new contracts are giving more weight in their evaluations to factors other than price. We believe that the Indiana online lottery contract that we recently won is an example of a lottery not simply awarding the contract to the low-cost provider.

        In the lottery systems business, U.S. lotteries recently agreed to begin cross-selling Powerball® and Mega Millions lottery games, enabling players in all lottery states to play a big jackpot game four days a week. We believe that this cross-selling will grow the online lottery business by exposing a larger population to these games (thereby increasing jackpots), and may only be the first step in expanding and differentiating the products offered by lotteries, potentially leading to higher price points.

        In Italy, our bidding group (comprised of members of our consortium, CLN) tendered for a new nine-year concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN's existing concession. In November 2009, an Italian administrative court voided the tender process in a ruling that has been appealed by the Italian government. A hearing on the appeal is expected on March 9, 2010. In the event that the appellate court sustains the lower court ruling, there will likely be a new tender process during which time and for a transitional period thereafter we expect that the existing concession would continue. In the event that the appellate court reinstates the tender process, we expect the Monopoli di Stato to promptly award the new concession to our bidding group. In such an event, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104.0 million payable shortly after the award is made and €56.0 million payable on or about November 30, 2010 under the terms of the tender, assuming our ownership interest in the joint venture entity that holds the new concession remains at 20%. We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.

        We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has recently received from the Italian lottery authority, which may have an adverse effect on CLN's results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture).

        In China, retail sales of CSL instant tickets grew approximately 32% in 2009. Our introduction of the higher priced RMB20 ticket in 2009 and expansion of our retail and validation network were the primary drivers of this growth. We anticipate that growth in 2010 will be driven in part by sustained demand for RMB20 tickets, as well as continued expansion of the retailer network and further optimization of retailer inventories. We believe the retailer base of approximately 150,000 outlets at the end of 2009 (an increase of approximately 19% compared to the end of 2008) has significant room for growth. We also believe retailer ticket inventory can be more effectively managed so that retailers do not run out of the most desirable and highest priced games, as occurred periodically in 2009. Finally, during 2009, we observed that retail sales declined in certain provinces after they had met their 2009 sales targets set by the CSL well in advance of the end of the year, notwithstanding continued product demand. In 2010, we understand that sales targets were adjusted to be more in line with product demand on a province by province basis.

        Strategically, we intend to capitalize on trends that we see in the gaming industry. We believe many of the growth opportunities in the gaming industry will be in wide area gaming venues such as pubs, bars, restaurants, truck stops, betting shops and other easily accessible land-based venues, as well as via the Internet and other new media. We anticipate that the gaming industry will be increasingly characterized by demanding players who want the ability to play innovative games anytime and anywhere with one common electronic wallet, or account, to facilitate payment. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. We also expect that regulators will play an increasingly important role in this convergence (often as sponsors and not just regulators) and that we will be well positioned to take advantage of this trend in light of our deep and longstanding relationships with government-sponsored gaming entities. We believe that Sciplay, our recently announced Internet-focused joint ventures with Playtech, which marry our gaming experience and government relationships with Playtech's content and technological expertise, is the type of strategic initiative that has the potential to capitalize on these trends.

        Capitalizing on these changes in the industry will also depend in part on the opening of new business opportunities. Although the extent and timing is uncertain, we believe new business opportunities will grow as jurisdictions consider gaming tax revenues as a way to address significant budget shortfalls and fund public programs. Some U.S. states are exploring allowing Internet wagering within state lines providing potential opportunities for our Sciplay joint venture. VLT opportunities are opening up in other U.S. states, Canada and elsewhere through legislative actions or the passage of voter referendums. Lotteries are increasingly experimenting with selling tickets online, and we increasingly provide services to lotteries in support of other Internet-based lottery initiatives such as second chance drawings.

        On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech for aggregate consideration of $75 million. The transaction is expected to close in the first half of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech's financing arrangements, receipt of certain regulatory approvals and other customary conditions. In connection with the pending sale, we have classified the assets and liabilities of the racing and venue management businesses as held for sale and have taken a pre-tax charge of $54.4 million to reflect the fair value of the long-lived assets of the businesses.

Segment Background

Printed Products Group

        Our Printed Products Group is primarily comprised of our global instant lottery ticket business. Our instant ticket and related services businesses include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with customized partnerships, our cooperative service programs, or CSPs, to help them efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

        We also manufacture paper-based prepaid phone cards, which utilize the secure process employed by us in the production of instant lottery tickets, which helps ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

        We sold instant tickets directly to the CSL for a temporary period of time between March 2008 and December 2008. During 2008, we recorded approximately $40.2 million in revenues from the CSL as a result of this temporary arrangement. Beginning in 2009, the CSL began purchasing instant lottery tickets through our CSG joint venture.

        On May 1, 2007, we acquired OGT. OGT is a manufacturer of instant lottery tickets and operates instant ticket plants located in Montreal, Canada and Sydney, Australia. During the fourth quarter of 2007, we closed OGT's instant ticket printing plant in San Antonio, Texas as part of our integration efforts related to our purchase of OGT.

        During the third quarter of 2007, we made a strategic business decision to rationalize our global Printed Products Group operations during the fourth quarter of 2007. As a result, in 2007, we recorded impairment charges of approximately $26.3 million primarily related to long-lived assets in Peru and fixed assets in Germany. The impairment charges are included in depreciation and amortization expense in our Consolidated Statements of Operations for the year ended December 31, 2007. During the fourth quarter of 2007, we entered an agreement to sell our interest in ILC, a company engaged in the lottery business in Peru (which sale agreement was officially registered with a public notary in January 2008), and recorded charges of approximately $2.8 million related to business and legal costs related to the sale, and we incurred $3.6 million of reduction in force charges in Germany, which charges are included in selling, general and administrative expense.

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

Lottery Systems Group

        Our Lottery Systems Group is a leading provider of customized computer software, software support, equipment and data communication services to government sponsored and privately operated lotteries in the U.S. and internationally. We are the exclusive instant ticket validation network provider to the CSL. Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts where the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component.

        In the fourth quarter of 2009, we recorded approximately $24.7 million of long-lived asset impairment charges related to underperforming contracts in Connecticut and Maryland. The impairment charges are included in depreciation and amortization in our Consolidated Statement of Operations for the year ended December 31, 2009.

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

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming and pari-mutuel wagering industries, including server-based gaming machines, VLTs and sports betting systems and services.

        The Diversified Gaming Group includes Global Draw, a leading supplier of gaming machines, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with recent deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group is also comprised of Games Media, a supplier of gaming terminals and content to U.K. pub operators, and our racing and venue management businesses, which include Scientific Games Racing, a leading supplier of computerized systems for pari-mutuel wagering, and our venue management gaming operations in Connecticut, Maine and the Netherlands. We also have a 29.4% equity interest in RCN, which provides communications services to racing and non-racing customers.

        In connection with our plan to sell the racing and venue management businesses, we have classified the assets and liabilities of the racing and venue management businesses as held for sale and have taken a pre-tax charge of $54.4 million to reflect the fair value of the long-lived assets of the businesses.

        In 2008, we recorded a charge of $4.4 million as a result of the Global Draw earn-out. The charge is reported in the Diversified Gaming Group and is included in selling, general and administrative expense in our Consolidated Statement of Operations for the year ended December 31, 2009.

        In the fourth quarter of 2008, as part of our cost savings initiative, we recorded employee termination costs in the Diversified Gaming Group of approximately $1.2 million, which are included in employee termination costs in our Consolidated Statement of Operations for the year ended December 31, 2008. Also in the fourth quarter of 2008, we recorded long-lived asset impairment charges of approximately $2.6 million primarily related to obsolete hardware in our racing business. The impairment charges are included in depreciation and amortization expense in our Consolidated Statement of Operations for the year ended December 31, 2008.

Critical Accounting Policies

        The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1 (Description of the Business and Summary of Significant Accounting Policies) included in the Notes to Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

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

Income Taxes and Deferred Income Taxes

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is unlikely. We have established a valuation allowance for foreign tax credits and certain tax loss carryforwards, as we believe that it is more likely than not that the tax benefits of these items will not be realized. When we establish or reduce the valuation allowance, against our deferred tax assets, our income tax expense will increase or decrease, respectively, in the period such determination is made.

        We account for income tax contingencies with the recognition of a liability for unrecognized tax benefits and any related accrued interest. We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        The following analysis compares the results of operations for the year ended December 31, 2009 to the results of operations for the year ended December 31, 2008.

Overview

Revenue Analysis

        For the year ended December 31, 2009, total revenue was $927.7 million compared to $1,118.8 million for the year ended December 31, 2008, a decrease of $191.1 million or 17%. Our instant ticket revenue for the year ended December 31, 2009 was $453.2 million compared to $548.3 million for the year ended December 31, 2008, a decrease of $95.1 million, or 17%. The decrease was primarily attributable to the shift of China instant ticket production to our joint venture ($39.8 million), contract re-pricings, particularly in Florida ($19.5 million), and revised contract terms ($6.2 million), lower sales of licensed games ($13.7 million) and a negative impact from foreign exchange rates ($12.0 million), partially offset by an increase in the sale of instant lottery tickets to CLN ($4.1 million) and revenue related to the start-up of instant ticket lottery sales in Arkansas and Puerto Rico ($3.1 million).

        Our service revenue for the year ended December 31, 2009 was $410.0 million compared to $451.7 million for the year ended December 31, 2008, a decrease of $41.7 million, or 9%. The decrease was primarily attributable to contract re-pricings, primarily in Pennsylvania ($24.3 million), decreased revenues from contract terminations ($9.2 million), softness in the racing and venue management businesses resulting from lower handle ($9.6 million) and a negative impact from foreign exchange rates ($24.2 million), partially offset by increased revenue from our validation system in China reflecting China Sports Lottery instant ticket retail sales growth ($9.6 million), increased service revenue from Global Draw ($6.7 million) as a result of continuing growth of installed terminals and win per day in the U.K. and higher revenue from Mexico and higher service revenue from an increased number of Games Media's digital terminals ($7.8 million).

        Our sales revenue for the year ended December 31, 2009 was $64.5 million compared to $118.9 million in the year ended December 31, 2008, a decrease of $54.4 million or 46%. The decrease was primarily due to lower sales revenue related to the phone card business ($15.7 million), lower Lottery Systems software and equipment sales in 2009 ($20.4 million), Games Media's planned transition from analog terminal sales to digital terminals that are being deployed under revenue participation agreements ($9.2 million), lower Global Draw content sales ($5.3 million), lower sales of pari-mutuel terminals in 2008 ($2.5 million) and a negative impact from foreign exchange rates ($2.8 million), partially offset by increased terminal sales to Italy ($5.4 million).

Expense Analysis

        Cost of instant ticket revenue of $270.8 million for the year ended December 31, 2009 was $60.7 million or 18% lower than for the year ended December 31, 2008. The decrease was primarily related to the shift of China instant ticket production to our joint venture based in China, which allowed us to avoid the high level of freight and import duties associated with shipping tickets to China ($36.5 million), lower costs associated with lower sales of licensed games ($7.7 million), savings related to the Company's Profitability Improvement Program ($10.4 million) and the impact from foreign exchange rates.

        Cost of services of $234.1 million for the year ended December 31, 2009 was $29.2 million or 11% lower than for the year ended December 31, 2008. The decrease was primarily related to decreased costs from the Mexico and Oklahoma online lottery contracts ($18.8 million), decreased costs related to contract terminations ($6.8 million), softness in the racing and venue management businesses ($4.8 million) and the impact from foreign exchange rates ($8.0 million), partially offset by costs associated with the increased service revenue from Global Draw and Games Media ($7.9 million).

        Cost of sales of $44.5 million for the year ended December 31, 2009 was $41.4 million or 48% lower than for the year ended December 31, 2008 primarily due to lower phone card sales, lower Lottery Systems software and equipment sales and reduced sales from Games Media, partially offset by costs related to increased terminal sales in Italy.

        Selling, general and administrative expense of $168.2 million for the year ended December 31, 2009 was $16.0 million or 9% lower than for the year ended December 31, 2008. The decrease was primarily attributable to savings realized from our Profitability Improvement Program ($9.8 million), the absence of the Global Draw employee earn-out bonus which was accrued in part in 2008 ($4.4 million), lower costs from Games Media and from our domestic pari-mutuel business, and the impact from foreign exchange rates. The decrease was partially offset by transaction-related expenses ($3.8 million), restructuring-related expenses ($5.0 million), professional fees related to the tender for the Italian instant ticket concession ($2.6 million), an increase in costs from Global Draw and costs associated with a property tax settlement.

        Write-downs of assets held for sale of $54.4 million were the result of our strategic decision to sell our racing and venue management businesses.

        Employee termination costs of $3.9 million for the year ended December 31, 2009 were a result of our cost reduction initiatives. Employee termination costs of $13.7 million for the year ended December 31, 2008 were a result of our cost reduction initiatives and our restructuring of the phone card business in the U.K.

        Depreciation and amortization expense of $151.8 million for the year ended December 31, 2009 decreased $66.8 million or 31% from the year ended December 31, 2008 primarily due to long-lived asset impairment charges taken during the fourth quarter of 2008 ($76.2 million), decreased amortization on our licensed properties and lower depreciation and amortization on domestic contracts, partially offset by impairment charges of Lottery Systems contracts in Connecticut and Maryland ($24.7 million) and increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

        Interest expense of $87.5 million for the year ended December 31, 2009 increased $9.4 million or 12% from the same period in 2008, primarily attributable to interest expense related to the 9.25% senior subordinated notes issued in 2009, partially offset by lower synthetic interest expense on the Convertible Debentures.

        Equity in earnings of joint ventures for the year ended December 31, 2009 of $59.2 million increased $0.6 million or 1% from the year ended December 31, 2008, primarily due to an increase in earnings from CSG ($4.9 million), partially offset by a decrease in earnings from CLN ($2.0 million), RCN ($0.9 million) and Guard Libang ($1.0 million). The decrease in income from CLN for the year primarily reflects the negative impact of foreign exchange rates and higher depreciation, partially offset by an increase in retail sales.

        Gain on early extinguishment of long-term debt of $4.8 million for the year ended December 31, 2009 was the result of the repurchase of $263.8 in aggregate principal amount of the Convertible Debentures and $12.4 million in aggregate principal amount of the 2004 Notes.

        Income tax expense was $13.5 million for the year ended December 31, 2009 compared to $8.4 million for the year ended December 31, 2008. The effective tax rate decreased in 2009 to (51.45)% from 216.0% in 2008. The year-over-year change in tax expense and the tax rate was primarily due to a net increase in the U.S. component of tax expense. The U.S. tax expense increased for the change in the year of the valuation allowance on the deferred tax asset related to foreign tax credit carryovers and decreased for the income tax benefit of the 2009 U.S. net operating loss and impairments.

Segment Overview

Printed Products

        For the year ended December 31, 2009, total revenue for Printed Products was $466.6 million compared to $580.3 million in the year ended December 31, 2008, a decrease of $113.7 million or 20%. For the year ended December 31, 2009, instant ticket revenue for Printed Products was $453.2 million compared to $548.3 million for the year ended December 31, 2008, a decrease of $95.1 million or 17%. The decrease was primarily attributable to the shift of China instant ticket production to our joint venture ($39.8 million), contract re-pricings, particularly in Florida ($19.5 million), revised contract terms ($6.2 million), lower sales of licensed games ($13.7 million) and a negative impact from foreign exchange rates ($12.0 million), partially offset by an increase in the sale of instant lottery tickets to CLN ($4.1 million) and revenue related to the start-up of instant ticket lottery sales in Arkansas and Puerto Rico ($3.1 million).

        Printed Products sales revenue for the year ended December 31, 2009 was $13.4 million compared to $31.9 million for the year ended December 31, 2008, a decrease of $18.5 million or 58%. The decrease was primarily the result of lower sales revenue related to the phone card business ($15.7 million) and a negative impact from foreign exchange rates ($1.0 million).

        Cost of instant ticket revenue of $270.8 million for the year ended December 31, 2009 was $60.7 million or 18% lower than for the year ended December 31, 2008. The decrease was primarily due to the shift of China instant ticket production to our joint venture, which allowed us to avoid the high level of freight and import duties associated with shipping tickets to China ($36.5 million), lower costs associated with lower sales of licensed games ($7.7 million), savings related to the Company's Profitability Improvement Program ($10.4 million) and the impact from foreign exchange rates.

        Cost of sales of $8.9 million for the year ended December 31, 2009 was $11.3 million or 56% lower than for the year ended December 31, 2008 primarily due to lower phone card sales.

        Selling, general and administrative expense of $45.0 million for the year ended December 31, 2009 was $14.4 million or 24% lower than for the year ended December 31, 2008. The decrease was primarily attributable to reduced incentive compensation costs, savings realized from our Profitability Improvement Program ($2.9 million) and the impact from foreign exchange rates, partially offset by professional fees related to the tender for the Italian instant ticket concession ($2.6 million).

        Employee termination costs of $2.0 million for the year ended December 31, 2009 were a result of our cost reduction initiatives. Employee termination costs of $7.2 million for the year ended December 31, 2008 were a result of our cost reduction initiatives and our restructuring of the phone card business in the U.K.

        Depreciation and amortization expense of $33.0 million for the year ended December 31, 2009 decreased $10.1 million or 23% compared to the year ended December 31, 2008, primarily due to long-lived asset impairment charges taken during the fourth quarter of 2008 ($6.4 million) and decreased amortization on our licensed properties.

Lottery Systems

        For the year ended December 31, 2009, total revenue for Lottery Systems was $257.4 million compared to $298.7 million for the year ended December 31, 2008, a decrease of $41.3 million or 14%. Lottery Systems service revenue for the year ended December 31, 2009 was $211.0 million compared to $236.0 million for the year ended December 31, 2008, a decrease of $25.0 million or 11%. The decrease was primarily due to contract re-pricings, primarily in Pennsylvania ($24.3 million), decreased revenues from contract terminations ($9.2 million) and a negative impact from foreign exchange rates ($3.6 million), partially offset by increased revenue from China, reflecting China Sports Lottery instant ticket retail sales growth ($9.6 million) and a negative impact from foreign exchange rates ($1.5 million).

        Lottery Systems sales revenue for the year ended December 31, 2009 was $46.4 million compared to $62.7 million for the year ended December 31, 2008, a decrease of $16.3 million or 26%. The decrease was primarily due to lower Lottery Systems software and equipment sales in 2009 ($20.4 million) and a negative impact from foreign exchange rates ($1.5 million), partially offset by increased terminal sales to Italy ($5.4 million).

        Cost of services of $110.7 million for the year ended December 31, 2009 was $21.6 million or 16% lower than in the year ended December 31, 2008. The decrease was primarily due to decreased costs from the Mexico and Oklahoma online lottery contracts ($18.8 million), and decreased costs related to contract terminations ($6.8 million), partially offset by increased costs associated with the new Connecticut online contract ($1.8 million).

        Cost of sales of $32.6 million for the year ended December 31, 2009 was $21.7 million or 40% lower than in the year ended December 31, 2008, primarily due to costs related to lower Lottery Systems software and equipment sales in 2009, partially offset by costs related to increased terminal sales in Italy.

        Selling, general and administrative expense of $30.2 million for the year ended December 31, 2009 was $3.4 million or 10% lower than for the year ended December 31, 2008. The decrease was primarily attributable to savings realized from our Profitability Improvement Program ($4.1 million).

        Depreciation and amortization expense of $68.9 million for the year ended December 31, 2009 decreased $56.9 million compared to the year ended December 31, 2008, primarily due to long-lived asset impairment charges taken during the fourth quarter of 2008 ($64.1 million) and lower depreciation and amortization on domestic contracts, partially offset by impairment charges of Lottery Systems contracts in Connecticut and Maryland ($24.7 million).

Diversified Gaming

        For the year ended December 31, 2009, total revenue for Diversified Gaming was $203.8 million compared to $239.8 million in the year ended December 31, 2008, a decrease of $36.0 million or 15%. Diversified Gaming service revenue for the year ended December 31, 2009 was $199.0 million compared to $215.6 million for the year ended December 31, 2008, a decrease of $16.6 million or 8%. The decrease in service revenue primarily reflects softness in the racing and venue management businesses resulting from lower handle ($9.6 million) and a negative impact from foreign exchange rates ($20.6 million), partially offset by increased service revenue from Global Draw ($6.7 million) due to continuing growth in installed terminals and win per day in the U.K. and higher revenue from Mexico and service revenue from an increased number of Games Media's digital terminals ($7.8 million).

        The Diversified Gaming sales revenue for the year ended December 31, 2009 was $4.8 million compared to $24.2 million for the year ended December 31, 2008, a decrease of $19.4 million or 80%. The decrease was primarily due to Games Media's planned transition from analog terminal sales to digital terminals that are being deployed under revenue participation agreements ($9.2 million), lower Global Draw content sales ($5.3 million), a negative impact from foreign exchange rates ($0.3 million) and lower sales of pari-mutuel terminals in 2009 ($2.5 million).

        Cost of services of $123.4 million for the year ended December 31, 2009 was $7.5 million or 6% lower than for the year ended December 31, 2008. The decrease was primarily due to lower costs associated with softness in the racing and venue management businesses ($4.8 million) and the impact from foreign exchange rates ($8.0 million), partially offset by increased costs associated with the increased service revenue from Global Draw and Games Media ($7.9 million).

        Cost of sales of $3.0 million for the year ended December 31, 2009 was $8.4 million or 74% lower than for the year ended December 31, 2008, primarily due to reduced sales from Games Media.

        Selling, general and administrative expense of $24.9 million for the year ended December 31, 2009 was $1.0 million or 4% lower than for the year ended December 31, 2008. The decrease was primarily due to the absence of the Global Draw employee earn-out bonus which was accrued in part in 2008 ($4.4 million) and lower costs from Games Media and our domestic pari-mutuel business, partially offset by an increase in costs from Global Draw and costs associated with a property tax settlement.

        The write-down of assets held for sale of $54.4 million during the year ended December 31, 2009 was the result of our strategic decision to sell our racing and venue management businesses.

        Depreciation and amortization expense of $49.2 million for the year ended December 31, 2009 increased $3.6 million or 8% primarily due to increased depreciation from Global Draw, Games Media and our domestic pari-mutuel business.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        The following analysis compares the results of operations for the year ended December 31, 2008 to the results of operations for the year ended December 31, 2007.

Overview

Revenue Analysis

        For the year ended December 31, 2008, total revenue was $1,118.8 million compared to $1,046.7 million for the year ended December 31, 2007, an increase of $72.1 million or 7%. Our instant ticket revenue for the year ended December 31, 2008 was $548.3 million compared to $498.2 million for the year ended December 31, 2007, an increase of $50.1 million, or 10%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), and the sale of instant lottery tickets to the CSL ($40.2 million). The increases were partially offset by the impact of the 2007 re-priced Pennsylvania CSP contract ($12.3 million), the impact of the re-priced Florida CSP contract, which began impacting revenue during the fourth quarter 2008 ($5.5 million), the strengthening of the U.S. dollar and decreased revenue from ILC as a result of the disposal of the business in the fourth quarter of 2007.

        Our service revenue for the year ended December 31, 2008 was $451.7 million compared to $424.2 million for the year ended December 31, 2007, an increase of $27.5 million, or 6%. The increase was primarily attributable to revenue from instant ticket validation services in China ($18.9 million) and increased revenue from Global Draw and Games Media. The increases were partially offset by decreased revenues from sales of our licensed games ($7.5 million), the strengthening of the U.S. dollar, decreased revenue from the South Carolina contract, decreased revenue resulting from the absence of the Korea contract and decreased revenue from our venue management business due to lower handle.

        Our sales revenue for the year ended December 31, 2008 was $118.9 million compared to $124.3 million in the year ended December 31, 2007, a decrease of $5.4 million or 4%. The decrease was primarily due to decreased sales from Games Media reflecting the expected decline in sales of analog AWP terminals as a result of the roll-out of digital AWP terminals, which are being deployed under revenue participation agreements, lower phone card sales revenue as a result of a change in our product offering to a lower price and cost structure and decreased sales in Germany. The decrease was partially offset by the sale of Wave™ terminals in Italy, the sale of instant ticket vending machines in Pennsylvania, the sale of VLT hardware in West Virginia and an up-front license fee for Global Draw games software.

Expense Analysis

        Cost of instant ticket revenue of $331.5 million for the year ended December 31, 2008 was $47.6 million or 17% higher than for the year ended December 31, 2007. The increase was primarily related to an additional four months of costs from OGT, which was acquired in May 2007, and the production and shipment of instant lottery tickets to China, including costs for air freight and duty on delivery of instant lottery tickets. The increase was partially offset by reduced costs from ILC as a result of our disposal of the business in the fourth quarter of 2007.

        Cost of services of $263.3 million for the year ended December 31, 2008 was $25.8 million or 11% higher than for the year ended December 31, 2007. The increase was primarily related to costs associated with instant ticket validation services in China, costs associated with increased revenue from Global Draw and Games Media and contract loss accruals on Lottery Systems contracts in Mexico ($4.4 million) and Oklahoma ($3.4 million). The increase was partially offset by lower costs in our licensed games business.

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

        Employee termination costs of $13.7 million for the year ended December 31, 2008 were a result of our cost reduction initiatives. Employee termination costs of $3.6 million for the year ended December 31, 2007 were primarily incurred in Germany as a result of the rationalization of our global Printed Products Group operations during the fourth quarter of 2007.

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

        Interest expense of $78.1 million for the year ended December 31, 2008 increased $7.3 million or 10% from the same period in 2007, primarily attributable to increased borrowings plus higher interest on the Convertible Debentures under new convertible debt accounting guidance, partially offset by a decline in interest rates. As a result of the adoption of new convertible debt guidance, we recorded additional interest expense of approximately $13.0 million and $12.2 million for the years ended December 31, 2008 and 2007, respectively.

        Equity in earnings of joint ventures primarily reflects our share of the earnings from CLN in connection with the operation of the Italian Gratta e Vinci instant lottery, our share of the equity of RCN and our interest in Guard Libang. For the year ended December 31, 2008, our share of CLN's income totaled $51.7 million compared to $37.7 million for the year ended December 31, 2007 as a result of continued growth of instant ticket sales in Italy. For the year ended December 31, 2008, our share of the earnings of RCN was $3.9 million compared to $3.3 million for the year ended December 31, 2007. For the year ended December 31, 2008, our share of the earnings of Guard Libang was $3.4 million compared to $0.3 million in for the year ended December 31, 2007, which reflects growth of the validation business in China. Early extinguishment of long-term debt of $3.0 million for the year ended December 31, 2008 reflects the write-off of unamortized deferred financing fees related to our old credit agreement, which was terminated and replaced with our new credit agreement.

        Income tax expense was $8.4 million for the year ended December 31, 2008 versus $25.2 million for the year ended December 31, 2007. The effective tax rate increased in 2008 to 216.0% from 32.2% in 2007. The increase in the 2008 effective tax rate results primarily from the loss of the federal tax benefit of the original issue discount due to the adoption of new convertible debt accounting guidance and from the impairment charge related to the Mexico contract. The tax benefit of the Mexico loss is fully offset by a valuation allowance as the realizability of the deferred tax asset created by the impairment charge is uncertain.

Segment Overview

Printed Products

        For the year ended December 31, 2008, total revenue for Printed Products was $580.3 million compared to $537.1 million in the year ended December 31, 2007, an increase of $43.2 million or 8%. For the year ended December 31, 2008, instant ticket revenue for Printed Products was $548.3 million compared to $498.2 million for the year ended December 31, 2007, an increase of $50.1 million or 10%. The increase was primarily attributable to an additional four months of service revenue from OGT, which was acquired in May 2007 ($30.7 million), the sale of instant lottery tickets to the CSL ($40.2 million) and increased sales internationally. The increase was partially offset by the impact of the 2007 re-priced Pennsylvania CSP contract ($12.3 million), the impact of the re-priced Florida CSP contract, which began impacting revenue during the fourth quarter 2008 ($5.5 million), the strengthening of the U.S. dollar ($1.4 million), decreased revenues from the sale of our licensed games ($7.5 million) and decreased revenue from ILC as a result of the disposal of the business in the fourth quarter of 2007.

        Printed Products sales revenue for the year ended December 31, 2008 was $31.9 million compared to $39.0 million for the year ended December 31, 2007, a decrease of $7.1 million or 18%. The decrease was primarily the result of lower phone card sales revenue as a result of a change in our product offering to a lower price and cost structure and decreased sales in Germany.

        Cost of instant ticket revenue of $331.5 million for the year ended December 31, 2008 was $47.6 million or 17% higher than for the year ended December 31, 2007. The increase was primarily due to an additional four months of costs from OGT, which was acquired in May 2007, the production and shipping of instant lottery tickets to China, including costs for air freight and duty on delivery of instant lottery tickets, and increased sales of instant lottery tickets internationally. The increase was partially offset by lower costs in our licensed games business and reduced costs from ILC as a result of our disposal of the business in the fourth quarter of 2007.

        Cost of sales of $20.2 million for the year ended December 31, 2008 was $12.3 million or 38% lower than for the year ended December 31, 2007 primarily due to lower costs in our phone card business as a result of a change in our product offering and the decline of sales in Germany.

        Selling, general and administrative expense of $59.3 million for the year ended December 31, 2008 was $2.7 million or 4% lower than for the year ended December 31, 2007. The decrease was primarily attributable to cost savings initiatives from the shut-down of the OGT plant in San Antonio during early 2008 and no costs from ILC as a result of our disposal of the business in the fourth quarter of 2007, partially offset by increased legal, compliance and business development costs from our business in China.

        Employee termination costs of $7.2 million for the year ended December 31, 2008 were a result of our cost reduction initiatives. Employee termination costs of $3.6 million for the year ended December 31, 2007 were primarily incurred in Germany as a result of the rationalization of our global Printed Products Group operations during the fourth quarter of 2007.

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

Diversified Gaming service revenue for the year ended December 31, 2008 was $215.6 million compared to $207.9 million for the year ended December 31, 2007, an increase of $7.7 million or 4%. The increase in service revenue primarily reflects increased revenue from Global Draw and Games Media, partially offset by the strengthening of the U.S. dollar ($5.5 million), lower revenue on our pari-mutuel contract in Germany as a result of changing to a fixed-fee revenue structure, lower revenue due to the loss of our Woodbine pari-mutuel contract in Canada and decreased revenue from our venue management business due to lower handle.

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

Liquidity, Capital Resources and Working Capital

        During 2009 and the beginning of 2010, we entered into certain amendments to our credit agreement, dated as of June 9, 2008 (as amended, the "Credit Agreement"), among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan, as administrative agent, in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech.

        We also entered into certain other debt financing transactions during 2009 in order to defer certain earn-out payments, extend the average maturity of our debt and create additional borrowing capacity.

        On May 7, 2009, we entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company's 2006 acquisition. Based on the performance of the business, the total amount payable was determined to be approximately £60.6 million of which approximately £30.5 million was paid in May 2009. Approximately £28.1 million of the total amount payable was deferred under the terms of the Global Draw Promissory Notes. The earn-out balance of approximately £2.0 million was paid in September 2009.

        On May 21, 2009, SGI issued $225.0 million in aggregate principal amount of 9.25% senior subordinated notes due 2019 (the "Initial 2009 Notes") at an issue price of 96.823% of the principal amount. The Initial 2009 Notes were issued pursuant to an indenture dated as of May 21, 2009 (the "2009 Notes Indenture") among SGI, as issuer, the Company, as a guarantor, the Company's subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. On November 5, 2009, SGI issued an additional $125.0 million in aggregate principal amount of its 9.25% senior subordinated notes due 2019 (the "Additional 2009 Notes" and, together with the Initial 2009 Notes, the "2009 Notes") under the 2009 Notes Indenture at an issue price of 101.5% of the principal amount thereof.

        On October 29, 2009, SGI entered into a commitment letter with J.P. Morgan Securities Inc. and JPMorgan, pursuant to which JPMorgan has committed, subject to certain conditions, to provide up to $75.0 million of senior secured term loans under one or more incremental term loan facilities pursuant to the Credit Agreement. Any proceeds from borrowings under these incremental term loan facilities would be available to be applied for general corporate purposes, which may include the payment of a portion of potential upfront payment or other obligations in connection with an award of a new Italian instant ticket lottery concession. SGI is not obligated to utilize this commitment or to borrow any amounts thereunder. This commitment expires on June 30, 2010.

        During 2009, we retired approximately $263.8 in aggregate principal amount of our Convertible Debentures for approximately $255.2 in cash as a result of repurchases under our previously announced repurchase program and pursuant to a tender offer completed in the fourth quarter. Approximately $9.9 million of the Convertible Debentures remain outstanding as of December 31, 2009. Also during 2009, we repurchased approximately $12.9 million in aggregate principal amount of our 6.25% senior subordinated notes due 2012 (the "2004 Notes") for an aggregate purchase price of approximately $12.4 million.

        We may, from time to time, seek to retire or purchase our outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

        As of December 31, 2009, our total debt was comprised principally of $540.4 million outstanding under our term loan facility under the Credit Agreement, $350.0 million in aggregate principal amount of the 2009 Notes, $200.0 million in aggregate principal amount of the 7.875% senior subordinated notes due 2016 (the "2008 Notes"), $187.1 million in aggregate principal amount of the 2004 Notes, $9.9 million in aggregate principal amount of the Convertible Debentures, £28.1 million in aggregate principal amount of the Global Draw Promissory Notes and loans denominated in Chinese Renminbi Yuan ("RMB") totaling RMB256.0 million (the "China Loans"). In January 2010, we repaid the China Loans with the proceeds of two new loans totaling RMB191.0 million of which RMB126.0 million matures in December 2012 and RMB65.0 million matures in January 2013.

        The Credit Agreement and the indentures governing the 2009 Notes, the 2008 Notes and the 2004 Notes contain covenants customary for financings of these types, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

        As of December 31, 2009, we had approximately $167.9 million available for additional borrowing or letter of credit issuance under our $250.0 million senior secured revolving credit facility under the Credit Agreement (the "Revolver"). There were no borrowings and $82.1 million in outstanding letters of credit under our Revolver as of December 31, 2009.

        Our pari-mutuel wagering, online lottery, instant ticket validation and wide area gaming systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Operating Expenses Services in the consolidated statements of income. Historically, the revenues we derive from our service contracts have exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies and cost saving initiatives will continue to positively impact our future cash flows and operating results. In the next year, we expect to purchase approximately 20,000 ticket checking machines for our contract with the CSL for a total cost of approximately $11.8 million. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

        At December 31, 2009, our available cash, short-term investments and borrowing capacity totaled $428.1 million compared to $330.8 million at December 31, 2008. The amount of our available cash and short-term investments fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing pari-mutuel wagering and lottery systems contracts, borrowings or repayments under our credit facilities and changes in our working capital position. The increase in our available cash from the December 31, 2008 level principally reflects the net cash provided by operating activities for the year ended December 31, 2009 of $220.1 million, including a $28.0 million cash dividend from CLN, plus long-term borrowings of $386.5 million, offset by wagering and other capital expenditures and other investing activities totaling $101.6 million, acquisition-related payments of $86.6 million and $273.9 million of payments on long-term debt. The $220.1 million of net cash provided by operating activities is derived from $201.5 million of net cash provided by operations and $18.6 million provided by changes in working capital. The working capital changes occurred principally from decreases in accounts receivable, inventories, prepaid expenses, deposits and other current assets offset by decreases in accounts payable and accrued liabilities. Capital expenditures totaled $12.9 million in the year ended December 31, 2009, compared to $19.7 million in the prior year. Wagering system expenditures, including software expenditures, totaled $98.6 million in the year ended December 31, 2009, compared to $200.0 million in the prior year. This decrease is primarily due to new lottery contracts such as Connecticut and Pennsylvania during 2008. Cash flow from financing activities principally reflects the borrowings and the repayments of borrowings under the Credit Agreement and the 2008 Notes.

        In October 2009, the members of CLN tendered for a new nine-year concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN's existing concession. Our bidding group was the only group to submit a bid. In November 2009, an Italian administrative court voided the tender process in a ruling that has been appealed by the Italian government. A hearing on the appeal is expected on March 9, 2010. In the event that the appellate court sustains the lower court ruling, there will likely be a new tender process during which time and for a transitional period thereafter we expect that the existing concession would continue. In the event that the appellate court reinstates the tender process, we expect the Monopoli di Stato to promptly award the new concession to our bidding group. In such an event, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104.0 million payable shortly after the award is made and €56.0 million payable on or about November 30, 2010 under the terms of the tender, assuming our ownership interest in the joint venture entity that holds the new concession remains at 20%. We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.

        Under the terms of the Convertible Debentures, the holders of the Convertible Debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest. As of December 31, 2009, there was approximately $9.9 million in aggregate principal amount of the Convertible Debentures outstanding. We expect to have enough available liquidity to retire all of the outstanding Convertible Debentures on June 1, 2010 if need be.

        A substantial portion of our long-term indebtedness may accelerate and become due in early 2011 unless the Global Draw Promissory Notes are no longer outstanding on February 7, 2011 or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million. The Credit Agreement contains a similar liquidity condition required to be satisfied on September 15, 2012 related to the 2004 Notes. See Note 8 (Long-Term and Other Debt) included in the Notes to Consolidated Financial Statements for additional information regarding these liquidity conditions. We expect that we will be able to satisfy these conditions and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will have sufficient resources, or will be able to arrange financing, to satisfy such conditions or to repay any accelerated indebtedness under our Credit Agreement or to repay the Global Draw Promissory Notes in 2011 or the 2004 Notes in 2012.

        On March 1, 2010, we had sufficient unrestricted cash and availability under our revolving credit facility to satisfy the liquidity condition in the Credit Agreement related to the Convertible Debentures and thereby prevent the acceleration of borrowings under the Credit Agreement.

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

        Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
	In thousands
	Total	Within 1 Year	Within 2–3 Years	Within 4–5 Years	After 5 Years
Long-term debt, 2004 Notes (1)	$187,075	—	187,075	—	—
Long-term debt, Convertible Debentures (1)(2)	9,943	9,943	—	—	—
Long-term debt, 2008 Notes (1)	200,000	—	—	—	200,000
Long-term debt, 2009 Notes (1)	350,000	—	—	—	350,000
Long-term debt, term loan under Credit Agreement (1)	540,375	5,500	11,000	523,875	—
Global Draw Promissory Notes (1)	45,473	—	45,473	—	—
China Loans (1)	37,504	9,522	18,459	9,523	—
Other long-term debt	1,973	55	121	68	1,729
Interest expense (3)	468,108	84,884	162,091	124,880	96,253
Contractual capital requirements	11,800	11,800	—	—	—
SERP payout (4)	5,764	2,882	2,882	—	—
Operating leases	96,303	18,653	32,935	26,675	18,040
Other long-term liabilities (5)	24,252	—	4,549	5,641	14,062

Total contractual obligations	$1,978,570	143,239	464,585	690,662	680,084

(1)
Refer to Note 8 (Long-Term and Other Debt) included in the Notes to Consolidated Financial Statements for information regarding long-term and other debt.

(2)
The Convertible Debentures are due in 2024. However, the Convertible Debentures could require cash payment before that date if holders of these Convertible Debentures exercise their right to require us to repurchase their Convertible Debentures or elect to convert the Convertible Debentures, subject to certain conditions, if we call the Convertible Debentures for redemption, or upon certain corporate transactions.

(3)
Based on rates in effect at December 31, 2009.

(4)
See Note 13 (Pension and Other Post-Retirement Plans) included in the Notes to Consolidated Financial Statements for information regarding the SERP.

(5)
We have excluded approximately $14.6 million of long-term pension plan and other post retirement liabilities, deferred compensation liabilities of approximately $12.2 million and the liability for uncertain tax positions of $6.6 million at December 31, 2009. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Recently Issued Accounting Guidance

        In September 2009, the Financial Accounting Standards Boards ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in

ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these amendments to the ASC on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of our adoption or determine the timing and method of our adoption.

        In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (1) the power to direct the activities of the VIE and (2) the obligation to absorb losses of the VIE. This statement will be effective for us beginning in the first quarter of 2010. We are assessing the potential impact of adoption of this standard.

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

        For fiscal 2009, inflation was not a significant factor in our results of operations, and we were not impacted by significant pricing changes in our costs, except for personnel-related expenditures. We are unable to forecast the prices or supply of substrate, component parts or other raw materials in 2010, but we currently do not anticipate any substantial changes that will materially affect our operating results.

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

        In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. At December 31, 2009, approximately 68% of our debt was in fixed-rate instruments. The below table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Working Capital" for additional information about our financial instruments.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan. Under the Hedge, SGI pays interest on a $100 million notional amount of debt at a fixed rate of 3.49% and receives interest on a $100 million notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100 million of our variable-rate debt.

 Principal Amount by Expected Maturity—Average Interest Rate
December 31, 2009
(Dollars in thousands)

	Twelve Months Ended December 31
	2010	2011	2012	2013	2014	Thereafter	Total	FMV
Debt at fixed interest rates	$19,520	45,533	205,595	109,573	18	551,729	931,968	946,144
Weighted-average interest rates	2.9%	6.9%	6.2%	6.6%	6.1%	8.7%	7.7%
Debt at variable interest rates	$5,500	5,500	5,500	423,875	—	—	440,375	438,173
Weighted-average interest rates	3.5%	3.5%	3.5%	3.5%	0.0%	0%	3.5%

        We are also exposed to fluctuations in foreign currency exchange rates as the financial results of our foreign subsidiaries are translated into U.S. dollars in consolidation. Assets and liabilities outside the United States are primarily located in Australia, Austria, Chile, Germany, Ireland, Mexico, the Netherlands, Spain, Sweden and the United Kingdom. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term investments. Accordingly, we do not hedge these net investments. In addition, a significant portion of the cost attributable to our foreign operations is incurred in the local currencies. Although Scientific Games provides technology-based products, systems and services to gaming industries worldwide, a substantial amount of our transactions and their resulting financial impact are transacted in U.S. dollars. The principal foreign currencies to which we have the most exposure are the Euro and the Pound, representing approximately 25% and 49% of our non-U.S dollar revenues in 2009. Historically, our exposure to foreign currency fluctuations have been more significant with respect to revenues than expenses, as a significant portion of our expenses, such as paper and ink, are contracted for in U.S. dollars. At December 31, 2009, a hypothetical 10% strengthening in the value of the U.S. dollar relative to the Euro and the Pound would result in a decrease in revenue and operating income of approximately $24.0 million and $7.6 million, respectively. We manage our foreign currency exchange risks on a global basis by one or more of the following: (i) securing payment from our customers in U.S. dollars, when possible, (ii) entering into foreign currency exchange contracts and (iii) netting asset and liability exposures denominated in similar foreign currencies, to the extent possible. We may, from time to time, enter into foreign currency exchange or other contracts to hedge the risk associated with certain firm sales commitments, anticipated revenue streams and certain assets and liabilities denominated in foreign currencies. Our cash and cash equivalents and investments are in high-quality securities placed with a wide array of institutions with high credit ratings. The investment policy limits our exposure to concentration of credit risks. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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
New York, New York

        We have audited the internal control over financial reporting of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Scientific Games Corporation
New York, New York

        We have audited the accompanying consolidated balance sheets of Scientific Games Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Consorzio Lotterie Nazionali ("CLN"), the Company's investment which is accounted for by use of the equity method (see note 16 to the consolidated financial statements), as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009. The Company's equity in income of CLN was $49,952, $51,913 and $37,894 for the years ended December 31, 2009, 2008 and 2007, respectively. Those statements were prepared in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board and were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CLN, on the basis of International Financial Reporting Standards as issued by the International Accounting Standards Board, for the three years ended December 31, 2009, is based solely on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect equity in net income of CLN in accordance with accounting principles generally accepted in the United States of America.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Scientific Games Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2010

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(in thousands, except per share amounts)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$260,131	$140,639
Accounts receivable, net of allowance for doubtful accounts of $2,140 and $6,465 in 2009 and 2008, respectively	177,967	212,487
Inventories	73,940	75,371
Deferred income taxes, current portion	22,557	14,360
Prepaid expenses, deposits and other current assets	47,031	68,921
Assets held for sale	91,102	—

Total current assets	672,728	511,778
Property and equipment, at cost	751,713	1,016,767
Less accumulated depreciation	(283,274)	(441,288)

Net property and equipment	468,439	575,479
Goodwill, net	772,732	657,211
Intangible assets, net	79,822	120,946
Other assets and investments	298,071	317,039

Total assets	$2,291,792	$2,182,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt payments due within one year	$24,808	$43,384
Accounts payable	57,309	64,635
Accrued liabilities	122,989	152,665
Liabilities held for sale	20,097	—

Total current liabilities	225,203	260,684
Deferred income taxes	37,418	33,809
Other long-term liabilities	67,158	96,048
Long-term debt, excluding current installments	1,342,255	1,196,083

Total liabilities	1,672,034	1,586,624
Commitments and contingencies
Stockholders' equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 93,883 and 92,601 shares outstanding as of December 31, 2009 and 2008, respectively	939	926
Additional paid-in capital	651,348	628,356
Accumulated earnings	18,180	58,059
Treasury stock, at cost, 3,129 and 2,608 shares held as of December 31, 2009 and 2008, respectively	(48,125)	(42,586)
Accumulated other comprehensive income	(2,584)	(48,926)

Total stockholders' equity	619,758	595,829

Total liabilities and stockholders' equity	$2,291,792	$2,182,453

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Operating revenues:
Instant ticket revenue	$453,238	$548,308	$498,179
Services	410,014	451,664	424,236
Sales	64,497	118,857	124,289

	927,749	1,118,829	1,046,704
Operating expenses:
Cost of instant ticket revenue (exclusive of depreciation and amortization)	270,836	331,501	283,924
Cost of services (exclusive of depreciation and amortization)	234,093	263,284	237,509
Cost of sales (exclusive of depreciation and amortization)	44,539	85,856	90,347
Selling, general and administrative expenses	168,248	184,213	165,080
Write-down of assets held for sale	54,356	—	—
Employee termination costs	3,920	13,695	3,642
Depreciation and amortization	151,784	218,643	160,366

Operating income (loss)	(27)	21,637	105,836
Other (income) expense:
Interest expense	87,498	78,071	70,772
Equity in earnings of joint ventures	(59,220)	(58,570)	(41,252)
Early extinguishment of debt	(4,829)	2,960	—
Other (income) expense, net	2,856	(4,691)	(2,050)

	26,305	17,770	27,470

Income (loss) before income tax expense	(26,332)	3,867	78,366
Income tax expense	13,547	8,352	25,211

Net income (loss)	$(39,879)	$(4,485)	$53,155

Net income (loss) per share:
Basic	$(0.43)	$(0.05)	$0.57

Diluted	$(0.43)	$(0.05)	$0.55

Weighted average number of shares used in per share calculations:
Basic shares	92,701	92,875	92,566

Diluted shares	92,701	92,875	95,996

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Common stock:
Beginning balance	$926	$934	$916
Issuance of Class A common stock in connection with employee stock purchase plan	1	1	1
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	17	6	17
Purchases of Class A common stock	(5)	(15)	—

Ending balance	939	926	934

Additional paid-in capital:
Beginning balance	628,356	589,057	477,261
Adoption of New Convertible Debt guidance	—	—	67,152
Issuance of Class A common stock in connection with employee stock purchase plan	797	962	1,034
Issuance of Class A common stock in connection with stock options, restricted stock units and warrants	1,662	3,363	14,105
Repurchase of stock options	(1,892)
Share-based compensation	34,589	34,122	25,312
Tax benefit from employee stock options and restricted stock units	(1,236)	134	10,569
Tax benefit from repurchase of convertible debentures	3,141	—	—
Unwind of bond hedge	1,335	—	—
Deferred compensation	(5,456)	719	(6,379)
Convertible debt feature in accordance with New Convertible Debt Guidance	(9,948)	(7)	17
Equity issuance costs per New Convertible Debt guidance	—	6	(14)

Ending balance	651,348	628,356	589,057

Accumulated (losses) earnings:
Beginning balance	58,059	62,544	33,452
Net income (loss)	(39,879)	(4,485)	53,155
Adoption of Income Tax Contingency Guidance	—	—	(1,496)
Adoption of New Convertible Debt guidance	—	—	(22,567)

Ending balance	18,180	58,059	62,544

Treasury stock:
Beginning balance	(42,586)	(19,442)	(19,442)
Purchase of Class A common stock	(5,539)	(23,144)	—

Ending balance	(48,125)	(42,586)	(19,442)

Accumulated other comprehensive income (loss):
Beginning balance	(48,926)	60,498	35,891
Other comprehensive income (loss)	46,342	(109,424)	24,607

Ending balance	(2,584)	(48,926)	60,498

Total stockholders' equity	$619,758	$595,829	$693,591

Comprehensive income (loss):
Net income (loss)	$(39,879)	$(4,485)	$53,155
Other comprehensive income (loss)
Pension gains and losses, net of tax	(1,410)	3,240	(524)
Foreign currency translation adjustment	45,304	(107,758)	24,634
Effective portion of derivative financial instruments	2,486	(4,901)	—
Unrealized gain (loss) on investments, net of tax	(38)	(5)	497

Other comprehensive income (loss)	46,342	(109,424)	24,607

Comprehensive income (loss)	$6,463	$(113,909)	$77,762

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(39,879)	$(4,485)	$53,155
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	151,784	218,643	160,366
Change in deferred income taxes	15,196	(16,836)	(7,234)
Stock-based compensation	34,589	34,122	25,312
Non-cash interest expense	14,035	17,679	16,586
Undistributed equity in earnings of joint ventures	(27,300)	(33,290)	(35,573)
Write-down of assets held for sale	54,075	—	—
Early extinguishment of debt	(4,829)	2,960	—
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	30,054	(20,797)	(9,383)
Inventories	2,525	(2,644)	(13,608)
Accounts payable	(4,504)	6,332	(8,140)
Accrued liabilities	(28,236)	18,024	(2,190)
Other current assets	17,124	(14,798)	17,405
Other	5,443	3,588	(4,455)

Net cash provided by operating activities	220,077	208,498	192,241
Cash flows from investing activities:
Capital expenditures	(12,932)	(19,686)	(34,686)
Wagering systems expenditures	(64,610)	(163,954)	(148,974)
Other intangible assets and software expenditures	(34,039)	(46,278)	(38,569)
Proceeds from asset disposals	3,770	201	—
Change in other assets and liabilities, net	6,169	(4,533)	(5,314)
Investment in joint venture	—	5,605	(30,827)
Business acquisitions, net of cash acquired	(86,560)	(8,109)	(120,054)

Net cash used in investing activities	(188,202)	(236,754)	(378,424)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(158,000)	(33,000)
Proceeds from issuance of long-term debt	386,533	807,348	200,000
Payment on long-term debt	(273,876)	(467,978)	(5,900)
Payment of financing fees	(15,647)	(15,226)	(790)
Purchases of treasury stock	(5,539)	(23,144)	—
Excess tax benefit from equity-based compensation plan	(1,236)	134	10,569
Net proceeds from issuance of common stock	1,912	3,310	15,157

Net cash provided by financing activities	92,147	146,444	186,036
Effect of exchange rate changes on cash and cash equivalents	432	(6,952)	1,759

Increase in cash and cash equivalents	124,454	111,236	1,612
Cash and cash equivalents, beginning of period	140,639	29,403	27,791
Cash and cash equivalents of held for sale operations at December 31, 2009	(4,962)	—	—

Cash and cash equivalents, end of period	$260,131	$140,639	$29,403

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

Non-cash investing and financing activities

For the years ended December 31, 2009, 2008 and 2007

        See Note 6 (Other Assets and Investments) and Note 8 (Long-Term and Other Debt) for a description of deferred financing fee write-offs and capital lease transactions.

Supplemental cash flow information

        Cash paid during the period for:

	Years Ended December 31,
	2009	2008	2007
Interest	$77,399	$55,102	$52,963
Income taxes, net of refunds	(3,813)	18,113	(4,243)

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

(a) Basis of Presentation and Description of the Business

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Material intercompany transactions have been eliminated. The Company has evaluated subsequent events through the date these financial statements were issued.

        We are a supplier of technology-based products, systems and services to gaming markets worldwide. We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

Printed Products Group

        Our Printed Products Group is primarily comprised of our global instant lottery ticket business. Our instant ticket and related services businesses include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with customized partnerships, or cooperative service programs, to help them efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

        We also manufacture paper-based prepaid phone cards, which utilize the secure process employed by us in the production of instant lottery tickets and helps ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in more than 50 countries worldwide a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

Lottery Systems Group

        Our Lottery Systems Group is a leading provider of sophisticated, customized computer software, software support, equipment and data communication services to government-sponsored and privately operated lotteries in the U.S. and internationally. We are the exclusive instant ticket validation network provider to the China Sports Lottery ("CSL"). Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts where the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

Diversified Gaming Group

        Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming and pari-mutuel wagering industries, including server-based gaming machines, video lottery terminals ("VLTs") and sports betting systems and services.

        The Diversified Gaming Group includes The Global Draw Limited and certain related companies ("Global Draw"), a supplier of gaming terminals, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with recent deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group is also comprised of Games Media Limited ("Games Media"), a supplier of gaming terminals and content to U.K. public house ("pub") operators, and our racing and venue management businesses, which include Scientific Games Racing, a supplier of computerized systems for pari-mutuel wagering, and our venue management gaming operations in Connecticut, Maine and the Netherlands.

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

	As of December 31,
	2009	2008
Accounts receivable	$149,544	$174,842
Unbilled accounts receivable	30,563	44,110
Allowance for doubtful accounts	(2,140)	(6,465)

	$177,967	$212,487

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

(f) Property and Equipment

        Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Item	Estimated Life in Years
Machinery and equipment	3 – 12
Transportation equipment	3 – 8
Furniture and fixtures	5 – 10
Buildings and leasehold improvements	5 – 40

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(g) Deferred Installation Costs

        Certain lottery, wide area gaming and pari-mutuel systems contracts require us to perform installation activities. Direct installation activities, which include costs for online terminals, facilities wiring, computers, internal labor and travel, are performed at the inception of a specific contract with a specific customer to enable us to perform under the terms of the contract. These activities begin after a contract is entered into and end when the setup activities are substantially complete. Such activities do not represent a separate earnings process and are deferred and amortized over the expected life of the contract, which we define as the original life of the contract plus all available extensions. Deferred installation costs, net of accumulated depreciation, included in property and equipment were approximately $41,000 and $73,300 at December 31, 2009 and 2008, respectively.

(h) Goodwill and Acquired Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the purchase method of accounting for all business combinations. All goodwill and intangible assets with indefinite useful lives are not amortized, but instead, are evaluated for impairment on an annual basis or more frequently if events and circumstances indicate that assets might be impaired.

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

(j) Derivative Financial Instruments

        We record derivative instruments on the balance sheet at their respective fair values. From time to time, the Company utilizes interest rate swap agreements to mitigate any gains or losses associated with the change in expected cash flows due to fluctuation in interest rates on variable rate debt. Such derivatives meet the requirements for cash flow hedge accounting and are recognized on the balance sheet at their fair value. The effective portion of the hedge is recorded in other comprehensive income (loss) and the ineffective portion of the hedge, if any, is recorded in the consolidated statement of operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

        From time to time, we utilize derivative financial instruments in the form of forward contracts which allow us to mitigate risk associated with cash payments required to be made by the Company in non-functional currencies. Such derivatives are recognized on the balance sheet at their fair value and any periodic changes to this fair value are recognized in the consolidated statement of operations.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

(k) Impairment of Long-Lived Assets and Acquired Intangible Assets

        We assess the recoverability of long-lived assets and identifiable acquired intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected net future undiscounted cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of other long-lived assets is measured by the amount by which the carrying value of the asset exceeds the fair market value of the asset. Assets held for sale are reported at the lower of the carrying amount or fair market value, less costs to sell.

(l) Income Taxes

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is unlikely. We have established a valuation allowance for certain foreign tax credits and certain tax loss carry forwards and foreign tax credit carry forwards where we believe it is more likely than not that the tax benefit of these items will not be realized.

        When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense increases or decreases, respectively, in the period such determination is made.

        We account for income tax contingencies with the recognition of a liability for unrecognized tax benefits and any related accrued interest. We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense.

(m) Foreign Currency Translation

        The U.S. dollar is the functional currency for most of our businesses. Significant operations with local currency as functional currency include operations in Europe and China. Assets and liabilities of foreign operations are translated at year-end rates of exchange and operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating the foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of operations and have not been material to the financial statements.

(n) Revenue Recognition

        We derive our revenue from three sources: instant tickets; services; and sales. Prior to the fourth quarter of 2009, our instant lottery ticket fulfillment/services businesses were recorded as service

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(1) Description of the Business and Summary of Significant Accounting Policies (Continued)

revenues. Our instant lottery ticket business consists of long-term contracts to supply instant lottery tickets and provide related services to our lottery customers. We offer our clients a number of related, value-added services as part of an integrated offering. These services include game design, determination of prize structure, game programming and rights to use licensed products. We view our instant ticket offering as neither a pure product sale nor a pure service offering. In order to provide users of our financial statements better visibility into our revenue streams, beginning with our results for the year ended December 31, 2009 and for all prior periods included herein, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues.

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

(s) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involve percentage of completion for contracted lottery development projects, equity-based compensation expense, capitalization of software development costs, evaluation of the recoverability of assets and assessment of litigation and contingencies, allocation of purchase price to assets acquired and liabilities assumed in business combinations, valuation of conversion feature of Convertible Debentures, and income and other taxes. Actual results could differ from estimates.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share

        Basic income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per common share gives effect to all dilutive potential common shares that were outstanding during the period. As of December 31, 2009 and 2008, we had outstanding stock options, restricted stock units and Convertible Debentures which could potentially dilute basic earnings per share in the future. The following represents a reconciliation of the numerator and denominator used in computing basic and diluted income available to common stockholders per common share for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Income (numerator)
Net income (loss)	$(39,879)	$(4,485)	$53,155
Shares (denominator)
Basic weighted-average common shares outstanding	92,701	92,875	92,566
Effect of dilutive securities-stock rights	—	—	2,073
Effect of dilutive shares related to convertible debentures	—	—	1,357

Diluted weighted-average common shares outstanding	92,701	92,875	95,996

Basic and diluted per share amounts
Basic net income (loss) per share	$(0.43)	$(0.05)	$0.57

Diluted net income (loss) per share	$(0.43)	$(0.05)	$0.55

        For the years ended December 31, 2009 and 2008, there were no dilutive stock rights due to the net loss reported for the period. The diluted weighted-average common shares outstanding for the year ended December 31, 2007 excludes the effect of approximately 167 weighted stock rights outstanding because their effect would be anti-dilutive.

        The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $9,943 in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the "Convertible Debentures"), which were sold in December 2004, is approximately 342. The Convertible Debentures provide for net share settlement upon conversion. In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of the Convertible Debentures during the term of the bond hedge.

        During 2009 and 2008, the average price of our common stock did not exceed the conversion price of the Convertible Debentures. Therefore we have not included potentially dilutive shares related to our Convertible Debentures in our diluted weighted-average shares outstanding.

        During 2007, the average price of our common stock exceeded the conversion price of the Convertible Debentures; therefore, we included 1,357 potentially dilutive shares related to our Convertible Debentures in our dilutive weighted-average common shares outstanding for the year ended December 31, 2007. We did not include the offset from the bond hedge as it would be

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(2) Basic Income Per Common Share and Diluted Income Per Common Share (Continued)

anti-dilutive; however, to the extent the Convertible Debentures are converted during the term of the bond hedge, the diluted share amount will decrease because the bond hedge will offset the dilution from conversion of the Convertible Debentures.

(3) Inventories

        Inventories consist of the following:

	As of December 31,
	2009	2008
Parts and work-in-process	$26,643	$36,449
Finished goods	47,297	38,922

	$73,940	$75,371

        Point-of-sale terminals manufactured by us may be sold to customers or included as part of a long-term wagering system contract. Parts and work-in-process includes costs for equipment expected to be sold.

(4) Property and Equipment

        Property and equipment, including assets under capital leases, consist of the following:

	As of December 31,
	2009	2008
Machinery, equipment and deferred installation costs	$617,157	$785,340
Land and buildings	65,584	78,542
Transportation equipment	6,264	7,576
Furniture and fixtures	14,345	20,958
Leasehold improvements	15,204	22,501
Construction in progress	33,159	101,850

Property and equipment, at cost	751,713	1,016,767
Less: accumulated depreciation	(283,274)	(441,288)

Net property and equipment	$468,439	$575,479

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $104,300, $162,900 and $87,200, respectively.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(4) Property and Equipment (Continued)

        During the fourth quarter of 2009, we recorded long-lived asset impairment charges of approximately $24,700 primarily related to underperforming Lottery Systems contracts in Connecticut (approximately $12,400) and Maryland (approximately $12,300). The fair values of the assets, which are approximately $13,300 for Connecticut and approximately $22,700 for Maryland, were determined using Level 2 valuation techniques within the fair value hierarchy and based on the present value of future cash flows of the respective contracts. The impairment charges are included in depreciation and amortization expense of the Lottery Systems Group in our Consolidated Statements of Operations for the year ended December 31, 2009.

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets

Intangible Assets

        The following disclosure presents certain information on our acquired intangible assets as of December 31, 2009 and 2008. Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of December 31, 2009
Amortizable intangible assets:
Patents	$11,657	4,073	7,584
Customer lists	29,706	17,431	12,275
Licenses	63,974	41,825	22,149
Intellectual property	18,581	16,946	1,635
Lottery contracts	4,907	4,399	508

	128,825	84,674	44,151

Non-amortizable intangible assets:
Trade name	37,789	2,118	35,671

Total intangible assets	$166,614	86,792	79,822

Balance as of December 31, 2008
Amortizable intangible assets:
Patents	$11,563	2,871	8,692
Customer lists	28,772	14,044	14,728
Customer service contracts	3,892	2,505	1,387
Licenses	60,237	32,615	27,622
Intellectual property	17,057	11,425	5,632
Lottery contracts	27,926	27,498	428

	149,447	90,958	58,489

Non-amortizable intangible assets:
Trade name	37,285	2,118	35,167
Connecticut off-track betting system operating right	35,609	8,319	27,290

	72,894	10,437	62,457

Total intangible assets	$222,341	101,395	120,946

        The aggregate intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $17,500, $27,700 and $44,300, respectively. The estimated intangible asset amortization expenses for the years ended December 31, 2010 and for each of the subsequent four years ending December 31, 2014 are approximately $13,400, $9,100, $6,600, $6,400 and $5,000 respectively.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        Our Connecticut off-track betting system operating right with a carrying value of $27,740 has been reclassified to assets held for sale as of December 31, 2009 and is included in "intangible assets, net" in the disposal group.

Goodwill

        The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2007 to December 31, 2009. In 2009, we recorded (a) a $83,355 increase in goodwill associated with the final purchase price adjustment in accordance with the Global Draw earn-out, (b) a decrease of $745 in goodwill associated with the assets held for the sale of the racing and venue management business, and (c) an increase in goodwill of $32,911 as a result of foreign currency translation.

        In 2008, we recorded (a) a $2,525 increase in goodwill associated with the acquisition of Oberthur Gaming Technologies and related companies ("OGT"), (b) a $135 increase in goodwill associated with the acquisition of Games Media, (c) a $160 increase in goodwill associated with all other acquisitions and (d) a decrease in goodwill of $62,465 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance at December 31, 2007	$328,719	$194,519	$193,618	$716,856
Adjustments	(4,474)	(4,178)	(50,993)	(59,645)

Balance at December 31, 2008	324,245	190,341	142,625	657,211
Adjustments	5,414	2,492	107,615	115,521

Balance at December 31, 2009	$329,659	$192,833	$250,240	$772,732

        We performed impairment tests for fiscal years 2009 and 2008. No adjustment was required to the carrying value of our goodwill or intangible assets with indefinite useful lives as of December 31, 2009 or 2008 as a result of the annual impairment tests.

(6) Other Assets and Investments

        Other assets and investments consist of the following:

	As of December 31,
	2009	2008
Software systems development costs	$63,350	$74,995
Deferred financing costs	26,947	18,245
Deferred tax asset, long-term portion	105,903	104,587
SERP trust	2,432	15,942
Investments in joint ventures	84,112	76,010
Other assets	15,327	27,260

	$298,071	$317,039

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(6) Other Assets and Investments (Continued)

        In the years ended December 31, 2009 and 2008, we capitalized $26,200 and $36,100, respectively, of software systems development costs related primarily to lottery, wide area gaming and pari-mutuel wagering systems. Capitalized costs are amortized on a straight-line basis over a period of five to ten years. The total amount charged to amortization expense for amortization of capitalized systems development costs was approximately $28,200, $24,800 and $15,200 for the years ended December 31, 2009, 2008 and 2007, respectively.

        Deferred financing costs arise in connection with our procurement of long-term financing and are amortized over the life of the financing agreements. During fiscal years 2009 and 2008, we completed a number of financing transactions. We capitalized approximately $14,700, $15,200 and $800 during 2009, 2008 and 2007, respectively, in connection with these borrowings. Amortization of deferred financing costs amounted to approximately $5,100, $4,200 and $3,900 for the years ended December 31, 2009, 2008 and 2007, respectively.

        During the second quarter of 2008, we wrote-off of $2,960 of unamortized deferred financing fees related to the Company's old credit agreement, which was terminated and replaced with a new credit agreement.

        During the second quarter of 2009, we wrote-off approximately $140 of unamortized deferred financing fees related to the Company's repurchase of our 6.25% senior subordinated notes due 2012. During 2009, the Company repurchased most of our Convertible Debentures. We wrote-off approximately $1,100 of unamortized deferred financing fees related to the Convertible Debentures.

(7) Accrued Liabilities

        Accrued liabilities consist of the following:

	As of December 31,
	2009	2008
Compensation and benefits	$44,142	$50,806
Customer advances	1,723	3,112
Deferred revenue	14,545	18,801
Taxes, other than income	7,275	9,268
Accrued licenses	1,150	4,883
Liabilites assumed in business combinations	1,724	3,999
Accrued contract costs	7,320	6,742
Accrued interest	4,809	4,920
Other	40,301	50,134

	$122,989	$152,665

(8) Long-Term and Other Debt

Financing-Related Transactions

        During 2009 and the beginning of 2010, we entered into certain amendments to our credit agreement, dated as of June 9, 2008 (as amended, the "Credit Agreement"), among Scientific Games

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

International, Inc. ("SGI"), as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech Limited or its affiliates ("Playtech").

        We also entered into certain other debt financing transactions during 2009 in order to defer certain earn-out payments, extend the average maturity of our debt and create additional borrowing capacity.

        On May 7, 2009, we entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company's 2006 acquisition. Based on the performance of the business, the total amount payable was determined to be approximately £60,600 of which approximately £30,500 was paid in May 2009. Approximately £28,100 of the total amount payable was deferred under the terms of two-year, senior unsecured promissory notes issued by certain of the Company's foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the "Global Draw Promissory Notes"). The earn-out balance of approximately £2,000 was paid in September 2009.

        On May 21, 2009, SGI issued $225,000 in aggregate principal amount of 9.25% senior subordinated notes due 2019 (the "Initial 2009 Notes") at an issue price of 96.823% of the principal amount. The Initial 2009 Notes were issued pursuant to an indenture dated as of May 21, 2009 (the "2009 Notes Indenture") among SGI, as issuer, the Company, as a guarantor, the Company's subsidiary guarantors party thereto and The Bank of Nova Scotia Trust Company of New York, as trustee. On November 5, 2009, SGI issued an additional $125,000 in aggregate principal amount of its 9.25% Senior Subordinated Notes due 2019 (the "Additional 2009 Notes" and, together with the Initial 2009 Notes, the "2009 Notes") under the 2009 Notes Indenture at an issue price of 101.5% of the principal amount thereof.

        On October 29, 2009, SGI entered into a commitment letter with J.P. Morgan Securities Inc. and JPMorgan, pursuant to which JPMorgan has committed, subject to certain conditions, to provide up to $75,000 of senior secured term loans under one or more incremental term loan facilities pursuant to the Credit Agreement. Any proceeds from borrowings under these incremental term loan facilities would be available to be applied for general corporate purposes, which may include the payment of a portion of potential upfront payment or other obligations in connection with an award of a new Italian instant ticket lottery concession. SGI is not obligated to utilize this commitment or to borrow any amounts thereunder. This commitment expires on June 30, 2010.

        During 2009, we repurchased approximately $263,839 in aggregate principal amount of our Convertible Debentures for approximately $255,174 in cash under our previously announced repurchase program and pursuant to a tender offer completed in the fourth quarter. As a result of these repurchases and the tender offer, approximately $9,943 of the Convertible Debentures remain outstanding as of December 31, 2009. Also during 2009, we repurchased approximately $12,925 in aggregate principal amount of our 6.25% senior subordinated notes due 2012 (the "2004 Notes") for an aggregate purchase price of $12,396.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        We may, from time to time, seek to retire or purchase our outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Any such retirement or purchase of debt may be funded by cash flows from operations, borrowings or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

Outstanding Debt and Capital Leases

        As of December 31, 2009, our total debt was comprised principally of $540,375 outstanding under our term loan facility under the Credit Agreement, $350,000 in aggregate principal amount of the 2009 Notes, $200,000 in aggregate principal amount of the 7.875% senior subordinated notes due 2016 (the "2008 Notes"), $187,075 in aggregate principal amount of the 2004 Notes, $9,943 in aggregate principal amount of the Convertible Debentures, £28,100 in aggregate principal amount of the Global Draw Promissory Notes and loans denominated in Chinese Renminbi Yuan ("RMB") totaling RMB256,000 (the "China Loans"). In January 2010, we repaid the China Loans with the proceeds of two new loans totaling RMB191,000 of which RMB126,000 matures in December 2012 and RMB65,000 matures in January 2013.

        The following reflects outstanding debt as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Revolver, varying interest rate, due 2013	$—	$—
Term Loan, varying interest rate, due 2013	540,375	545,875
2009 Notes, 9.25% interest, due 2019	344,932	—
2008 Notes, 7.875% interest, due 2016	200,000	200,000
2004 Notes, 6.25% interest, due 2012	187,075	200,000
Convertible Debentures, 0.75% interest, due 2024	9,731	253,601
Global Draw Promissory Notes, 6.9% interest, due 2011	45,473	—
China Loans, varying interest rate, due 2010 through 2013	37,504	37,530
Capital lease obligations, 5.0% interest as of December 31, 2009 payable monthly through 2014	173	709
Various loans and bank facilities, interest as of December 31, 2009 up to 6.2%	1,800	1,752

Total debt outstanding	1,367,063	1,239,467
Less debt payments due within one year	(24,808)	(43,384)

Long-term debt, net of current installments	$1,342,255	$1,196,083

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The following reflects debt and capital lease payments due over the next five years and beyond as of December 31, 2009:

	Debt and Capital Lease Payments Due by Period As of December 31, 2009
	Total	Within 1 Year	Within 2 Years	Within 3 Years	Within 4 Years	Within 5 Years	After 5 Years
Revolver	$—	—	—	—	—	—	—
Term Loan	540,375	5,500	5,500	5,500	523,875	—	—
2009 Notes	344,932	—	—	—	—	—	344,932
2008 Notes	200,000	—	—	—	—	—	200,000
2004 Notes	187,075	—	—	187,075	—	—	—
Convertible Debentures	9,731	9,731	—	—	—	—	—
Global Draw Promissory Notes	45,473	—	45,473	—	—	—	—
China Loans	37,504	9,522	—	18,459	9,523	—	—
Other	1,973	55	60	61	50	18	1,729

Total	$1,367,063	24,808	51,033	211,095	533,448	18	546,661

Credit Agreement

        The Credit Agreement provides for a $250,000 senior secured revolving credit facility (the "Revolver") and a $550,000 senior secured term loan credit facility (the "Term Loan").

        The Credit Agreement will terminate on June 9, 2013, provided that the Revolver and the Term Loan will both mature on February 7, 2011 unless either:

  •
  no Global Draw Promissory Notes remain outstanding on such date; or

  •
  the sum of the available Revolver commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement on such date is not less than the sum of the principal amount of the Global Draw Promissory Notes then outstanding plus $50,000.

        The Revolver and the Term Loan will both mature on September 15, 2012, unless one of the following conditions is met:

  •
  the 2004 Notes are refinanced, redeemed or defeased on or prior to such date; or

  •
  the sum of the available Revolver commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement on such date is not less than the sum of the principal amount of the 2004 Notes then outstanding plus $50,000.

        We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy those conditions or to repay any accelerated indebtedness under the Credit Agreement, or to repay the Global Draw Promissory Notes in 2011 or the 2004 Notes in 2012.

        On March 1, 2010, we had sufficient unrestricted cash and availability under the Revolver to satisfy the liquidity condition in the Credit Agreement related to the Convertible Debentures and thereby prevent the acceleration of borrowings under the Credit Agreement.

        Amounts under the Revolver may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement.

        Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI's option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin varies based on the Consolidated Leverage Ratio (as defined below) of the Company from 1.00% to 2.50% above the base rate for base rate loans, and from 2.00% to 3.50% above LIBOR for LIBOR-based loans. Until the delivery of the financial statements required under the Credit Agreement for the fiscal quarter ending June 30, 2010, the applicable margins for base rate loans and LIBOR-based loans will be deemed to be 2.50% and 3.50%, respectively, regardless of the Consolidated Leverage Ratio.

        During the term of the Credit Agreement, SGI will pay its lenders a fee equal to the product of (1) the available Revolver commitments and (2) either 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00 (and, in any event, until March 30, 2010).

        The Company and its direct and indirect 100%-owned domestic subsidiaries (other than SGI) have guaranteed the payment of SGI's obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%-owned domestic subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors held by SGI and the guarantors.

        The Credit Agreement contains customary covenants, including negative covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets.

        In addition, the Credit Agreement requires us to maintain the following financial ratios:

  •
  a Consolidated Leverage Ratio as at the last day of a fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

  •
  5.75 to 1.00 (fiscal quarter ended December 31, 2009 through March 31, 2012);

  •
  5.50 to 1.00 (fiscal quarter ended June 30, 2012); and

  •
  5.25 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter).

    "Consolidated Leverage Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

    determined on a consolidated basis and required to be reflected on our balance sheet in accordance with Generally Accepted Accounting Principles ("GAAP")) on such day, to (2) Consolidated EBITDA (as defined below) for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Senior Debt Ratio as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

  •
  2.75 to 1.00 (fiscal quarter ended December 31, 2009 through June 30, 2012); and

  •
  2.50 to 1.00 (fiscal quarter ended September 30, 2012 and thereafter).

    "Consolidated Senior Debt Ratio" means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than the 2004 Notes, the 2008 Notes, the 2009 Notes, the Convertible Debentures and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

  •
  a Consolidated Interest Coverage Ratio for any period of four consecutive fiscal quarters of not less than the ratio set forth below with respect to such period or with respect to the period during which such four consecutive fiscal quarters ends:

  •
  2.50 to 1.00 (four consecutive fiscal quarters ending December 31, 2009 through June 30, 2010); and

  •
  2.25 to 1.00 (four consecutive fiscal quarters ending September 30, 2010 and thereafter).

    "Consolidated Interest Coverage Ratio" means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all outstanding debt of the Company and its subsidiaries for such period.

        "Consolidated EBITDA" means, for any period, "Consolidated Net Income" (i.e., our consolidated net income (or loss) excluding, among other items, the income (or deficit) of our joint venture entities except to the extent that such income is actually received by us in the form of distributions or payments in respect of loans made by us to such joint venture entities in lieu of equity investments) for such period plus, to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of:

  •
  income tax expense;

  •
  interest expense, amortization or write-off of debt discount and debt issuance costs and commissions, discounts and other fees and charges associated with debt;

  •
  depreciation and amortization expense;

  •
  amortization of intangibles (including goodwill) and organization costs;

  •
  earn-out payments with respect to certain acquisitions that we have made, such as our acquisition of Global Draw, or any "Permitted Acquisitions" (generally, acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

    division or business unit of another company), including any loss or expense with respect to such earn-out payments;

  •
  extraordinary charges or losses determined in accordance with GAAP;

  •
  non-cash stock-based compensation expenses;

  •
  up to $3,000 of expenses, charges or losses resulting from certain Peru investments;

  •
  the non-cash portion of any non-recurring write-offs or write-downs as required in accordance with GAAP;

  •
  advisory fees and related expenses paid to advisory firms in connection with Permitted Acquisitions;

  •
  "Permitted Add-Backs" (i.e., (1) up to $15,000 (less the amount of certain permitted pro forma adjustments to Consolidated EBITDA in connection with material acquisitions) of charges incurred during any 12-month period in connection with (a) reductions in workforce, (b) contract losses, discontinued operations, shutdown expenses and cost reduction initiatives, (c) transaction expenses incurred in connection with potential acquisitions and divestitures, whether or not consummated, and (d) restructuring charges and transaction expenses incurred in connection with certain transaction with Playtech and (2) reasonable and customary costs incurred in connection with amendments to the Credit Agreement);

provided that the foregoing amounts do not include (1) write-offs or write-downs of accounts receivable or inventory and (2) except with respect to Permitted Add-Backs, any write-off or write-down to the extent it is in respect of cash payments to be made in a future period;

  •
  to the extent treated as an expense in the period paid or incurred, certain payments, costs and obligations (up to a specified amount) made or incurred by us, whether directly or indirectly, in connection with any award of a license to operate the instant ticket lottery in Italy, including up-front fees required under the applicable tender process;

  •
  restructuring charges, transaction expenses and shutdown expenses incurred in connection with the disposition of all or part of our racing and venue management businesses, together with up to $7,325 of charges incurred in connection with discontinued operations and cost-reduction initiatives associated with such disposition; and

  •
  up to £5,250 during any four-quarter period of expenses or charges incurred in connection with the payment of license royalties or other fees to Playtech and for software services provided to Global Draw or Games Media by Playtech;

minus, to the extent included in the statement of such Consolidated Net Income for such period, the sum of:

  •
  interest income;

  •
  extraordinary income or gains determined in accordance with GAAP; and

  •
  income or gains with respect to earn-out payments with respect to acquisitions referred to above.

        Consolidated EBITDA is subject to certain adjustments in connection with material acquisitions and dispositions as provided in the Credit Agreement.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        The Credit Agreement generally requires mandatory prepayments of the Term Loan with the net cash proceeds from (1) the incurrence of indebtedness by us (excluding certain permitted debt) and (2) the sale of assets that yields to us net cash proceeds in excess of $5,000 (excluding certain permitted asset sales) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any of our assets.

        Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the Revolver, or a combination thereof, in a maximum aggregate amount of $200,000 at a later date.

        We were in compliance with our covenants as of December 31, 2009.

        As of December 31, 2009, we had approximately $167,943 available for additional borrowing or letter of credit issuance under our Revolver. There were no borrowings and $82,057 in outstanding and undrawn letters of credit under our Revolver as of December 31, 2009. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the foregoing financial ratios.

2009 Notes

        The 2009 Notes bear interest at the rate of 9.25% per annum, which accrues from May 21, 2009 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2009. The 2009 Notes mature on June 15, 2019, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the 2009 Notes Indenture.

        SGI may redeem some or all of the 2009 Notes at any time prior to June 15, 2014 at a price equal to 100% of the principal amount of the 2009 Notes plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium calculated as set forth in the 2009 Notes. SGI may redeem some or all of the 2009 Notes for cash at any time on or after June 15, 2014 at the prices specified in the 2009 Notes Indenture. In addition, at any time on or prior to June 15, 2012, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2009 Notes at a redemption price of 109.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

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

        Upon the occurrence of a change of control (as defined in the 2009 Notes Indenture), SGI must make an offer to purchase the 2009 Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. In addition, following an asset sale (as defined in the 2009 Notes Indenture) and subject to the limitations contained in the 2009 Notes Indenture, SGI must make an offer to purchase certain amounts of the 2009 Notes using the net

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

cash proceeds from such asset sale to the extent such proceeds are not applied as set forth in the 2009 Notes Indenture, at a purchase price equal to 100% of the principal amount of the 2009 Notes to be repurchased, plus accrued interest to the date of repurchase.

        The 2009 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2009 Notes. The 2009 Notes are guaranteed on an unsecured senior subordinated basis by the Company and all of its 100%-owned domestic subsidiaries (other than SGI). The 2009 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The 2009 Notes Indenture contains certain covenants that, among other things, limit the Company's ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2009 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

        The 2009 Notes were issued in private offerings to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to persons outside the United States under Regulation S under the Securities Act. In connection with the issuances of the 2009 Notes, SGI and the guarantors entered into registration rights agreements. In the fourth quarter of 2009, in accordance with the terms of the applicable registration rights agreement, all of the Initial 2009 Notes were exchanged for notes registered under the Securities Act with terms that are identical to the terms of the Initial 2009 Notes (except that the exchange notes are not subject to restrictions on transfer or any increase in annual interest rate contemplated by such registration rights agreement).

        Under the registration rights agreement applicable to the issuance of the Additional 2009 Notes, SGI and the guarantors agreed, for the benefit of the holders of the Additional 2009 Notes, that they will file with the Securities and Exchange Commission (the "SEC") within 180 days after the date the Additional 2009 Notes were issued, and use their commercially reasonable efforts to cause to become effective, a registration statement relating to an offer to exchange the Additional 2009 Notes for notes registered under the Securities Act with terms that are identical to the terms of the Additional 2009 Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate as described below). Under certain circumstances, including if applicable interpretations of the staff of the SEC do not permit SGI to effect the exchange offer, SGI and the guarantors will use their commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the Additional 2009 Notes. The obligation to complete the exchange offer and/or file a shelf registration statement will terminate on November 5, 2011. If the exchange offer registration statement is not filed within 180 days after the date the Additional 2009 Notes were issued, or the exchange offer is not completed (or, if required, the shelf registration statement is not declared effective) on or before August 2, 2010 (subject to the right of the Company to extend such date by up to 90 additional days under customary "blackout" provisions if the Company determines in good faith that it is in possession of material, non-public information), the annual

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

interest rate borne by the Additional 2009 Notes will be increased by 0.25% per annum for the first 90-day period immediately following such date and by an additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum additional rate of 1.0% per annum thereafter until the exchange offer is completed, the shelf registration statement is declared effective or the obligation to complete the exchange offer and/or file the shelf registration statement terminates, at which time the interest rate will revert to the original interest rate on the date the Additional 2009 Notes were originally issued.

2008 Notes

        The 2008 Notes bear interest at the rate of 7.875% per annum, which accrues from June 11, 2008 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2008. The 2008 Notes mature on June 15, 2016, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2008 Notes dated as of June 11, 2008 (the "2008 Notes Indenture").

        SGI may redeem some or all of the 2008 Notes at any time prior to June 15, 2012 at a price equal to 100% of the principal amount of the 2008 Notes, plus accrued and unpaid interest, if any, to the date of redemption plus a "make whole" premium calculated as set forth in the 2008 Notes. SGI may redeem some or all of the 2008 Notes for cash at any time on or after June 15, 2012 at the prices specified in the 2008 Notes Indenture. In addition, at any time on or prior to June 15, 2011, SGI may redeem up to 35% of the initially outstanding aggregate principal amount of the 2008 Notes at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds contributed to the capital of SGI from one or more equity offerings of the Company.

        Additionally, if a holder of 2008 Notes is required to be licensed or found qualified under any applicable gaming laws or regulations and that holder does not become so licensed or found qualified or suitable, then SGI will have the right to, subject to certain notice provisions set forth in the 2008 Notes Indenture, (1) require that holder to dispose of all or a portion of those 2008 Notes or (2) redeem the 2008 Notes of that holder at a redemption price calculated as set forth in the 2008 Notes.

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

        The 2008 Notes are unsecured senior subordinated obligations of SGI and are subordinated to all of SGI's existing and future senior debt, rank equally with all of SGI's existing and future senior subordinated debt and rank senior to all of SGI's future debt that is expressly subordinated to the 2008 Notes. The 2008 Notes are guaranteed on an unsecured senior subordinated basis by the Company and

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

all of its 100%-owned domestic subsidiaries (other than SGI). The 2008 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The 2008 Notes Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale-leaseback transactions, consummate certain asset sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2008 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

2004 Notes

        The 2004 Notes bear interest at the rate of 6.25% per annum payable semi-annually on each June 15 and December 15, commencing June 15, 2005. The 2004 Notes mature on December 15, 2012 unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2004 Notes dated as of December 23, 2004 (the "2004 Notes Indenture").

        We may redeem some or all of the 2004 Notes for cash at any time on or after December 15, 2008 at the prices specified in the 2004 Notes Indenture.

        The 2004 Notes are unsecured senior subordinated obligations of the Company and are subordinated to all of the Company's existing and future senior debt, rank equally with all of the Company's existing and future senior subordinated debt and rank senior to all of the Company's future debt that is expressly subordinated to the 2004 Notes. The 2004 Notes are guaranteed on an unsecured senior subordinated basis by all of the Company's 100%-owned domestic subsidiaries (including SGI). The 2004 Notes are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

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

        The 2004 Notes Indenture contains certain covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries, to incur additional indebtedness, pay dividends or make distributions or certain other restricted payments, purchase or redeem capital stock, make investments or extend credit, engage in certain transactions with affiliates, engage in sale leaseback transactions, consummate certain assets sales, effect a consolidation or merger, or sell, transfer, lease or otherwise dispose of all or substantially all assets, or create certain liens and other encumbrances on assets. The 2004 Notes Indenture contains events of default customary for agreements of its type (with customary grace periods, as applicable).

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        During 2009, we recognized a gain on early extinguishment of debt of approximately $355 related to the repurchase of approximately $12,925 in aggregate principal amount of the 2004 Notes.

Convertible Debentures

        The Convertible Debentures bear interest at the rate of 0.75% per annum until June 1, 2010 and at the rate of 0.50% per annum thereafter, payable semi-annually on each June 1 and December 1, commencing June 1, 2005. The Convertible Debentures mature on December 1, 2024 unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the Convertible Debentures dated as of December 23, 2004 (the "Convertible Debentures Indenture").

        The Convertible Debentures are convertible into cash and shares of our common stock at a rate of 34.3643 shares per $1 principal amount of Convertible Debentures, which equates to a conversion price of approximately $29.10 per share of common stock subject to adjustment as provided in the Convertible Debentures Indenture. The Convertible Debentures contain a net settlement feature, which entitles holders of each $1 principal amount of Convertible Debentures being converted to receive cash up to $1 and shares for any excess conversion value determined in a manner provided in the Convertible Debentures Indenture.

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

  •
  if we call the Convertible Debentures for redemption, except for certain redemptions described in the Convertible Debentures Indenture; or

  •
  upon the occurrence of certain corporate transactions described in the Convertible Debentures Indenture.

        We may redeem some or all of the Convertible Debentures at any time on or after June 1, 2010 at a redemption price equal to 100% of the principal amount thereof. Holders of the Convertible Debentures have the right to require us to repurchase some or all of their Convertible Debentures at a redemption price equal to 100% of the principal amount thereof on June 1, 2010, December 1, 2014, December 1, 2019, or in the event of a fundamental change as described in the Convertible Debentures Indenture.

        The Convertible Debentures are unsecured senior subordinated, unsecured obligations of the Company and are subordinated to all of the Company's existing and future senior debt, rank equally with all of the Company's existing and future senior subordinated debt and rank senior to all of the Company's future debt that is expressly subordinated to the Convertible Debentures. The Convertible Debentures are guaranteed on an unsecured senior subordinated basis by all of the Company's 100%-

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

owned domestic subsidiaries (including SGI). The Convertible Debentures are structurally subordinated to all of the liabilities of our non-guarantor subsidiaries.

        The Convertible Debentures Indenture limits our ability, and the ability of our subsidiary guarantors, to effect a consolidation or merger, or sell, convey, transfer, or lease substantially all of our or their assets.

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

        The cost of the bond hedge of approximately $67,200 was partially offset by the sale of warrants to acquire shares of our common stock to the counterparties for approximately $37,900. The warrants are exercisable ratably over a 60-business day period commencing on June 1, 2010 at a price of $37.248 per share. The warrants provide for net share settlement upon exercise based on the extent to which the market price of our common stock at exercise exceeds the underlying strike price per share. The effect of the bond hedge is to reduce the potential dilution from the conversion of the Convertible Debentures during the term of the bond hedge. There would be dilution from the exercise of the warrants to the extent that the market price per share of our common stock exceeds $37.248 at the time of exercise.

        During 2009, we recognized a gain on early extinguishment of debt of approximately $4,474 from the repurchases of $263,839 in aggregate principal amount of the Convertible Debenture. In connection with such repurchases, we unwound a corresponding portion of the bond hedge and warrant option transactions such that the number of call options held by us under the bond hedge was reduced from 275 to approximately 10 and the number of warrants held by the warrant counterparties was reduced from approximately 9,450 to approximately 342. We received a net cash settlement of approximately $1,335 as a result of this unwinding of a portion of the bond hedge and warrant option transactions.

        The Convertible Debentures are accounted for as convertible debt. The options and warrants underlying the bond hedge are accounted for as equity securities.

        On January 1, 2009, we adopted new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (the "New Convertible Debt Guidance"). The New Convertible Debt Guidance clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by previous convertible debt accounting guidance and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The New Convertible Debt Guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and was required to be applied retrospectively to all periods presented. The impact of adoption was an adjustment to accumulated earnings of approximately $22,600 representing the cumulative effect of a change in accounting principle as of January 1, 2007.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        As of December 31, 2009 and 2008, the equity component of the Convertible Debentures under the New Convertible Debt Guidance was approximately $58,643 and $68,600, respectively. The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008
Principal	$9,943	$273,782
Unamortized discount	(212)	(20,181)

Net carrying amount	$9,731	$253,601

        As of December 31, 2009, the remaining discount will be amortized over a period of approximately five months. The conversion price of the remaining $9,943 in aggregate principal amount of the Convertible Debentures is $29.10 and the number of shares on which the aggregate consideration to be delivered upon conversion is approximately 342.

        The effective interest rate on the liability component of the Convertible Debentures is approximately 6.25% for the years ended December 31, 2009, 2008 and 2007. The amount of interest cost recognized for the contractual interest coupon during the years ended December 31, 2009, 2008 and 2007 was approximately $1,300, $2,100 and $2,100 respectively. The amount of interest cost recognized for the amortization of the discount on the liability component of the Convertible Debentures for the years ended December 31, 2009, 2008 and 2007 was approximately $8,700, $13,400, and $12,600, respectively.

Global Draw Promissory Notes

        On May 7, 2009, we entered into an agreement with the principal selling shareholder and key management of Global Draw related to the earn-out and contingent bonuses that were payable to them in connection with the Company's 2006 acquisition. Based on the performance of the business, the total amount payable was determined to be approximately £60,600 of which approximately £30,500 was paid in May 2009. Approximately £28,100 of the total amount payable was deferred under the terms of the Global Draw Promissory Notes.

        The Global Draw Promissory Note issued to the principal selling shareholder by Scientific Games Luxembourg Finance S.a.r.l. ("SGLF"), an indirect 100%-owned subsidiary of the Company, has a principal amount of approximately £26,000 and bears simple interest at the rate of 6.90% per annum, which interest is payable on the last day of March, June, September and December of each year, commencing on June 30, 2009. The note matures on May 7, 2011.

        SGLF may repay all or a portion of the principal amount of the note at any time prior to maturity without premium or penalty. The note is a senior unsecured obligation of SGLF and is guaranteed on a joint and several basis by the Company and certain of its 100%-owned domestic subsidiaries (including SGI). Such guaranty represents "senior debt" as that term is defined in our indentures.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(8) Long-Term and Other Debt (Continued)

        If an event of default under the note shall occur and be continuing, the holder of the note may declare the principal amount of, and accrued interest on, the note to be immediately due and payable. An "event of default" under the note shall occur if (1) SGLF shall fail to pay the then unpaid principal amount under the note within 15 days after the maturity date or any interest payment that is due and payable within 15 days after the applicable interest payment date, or (2) an "event of default" (as defined in the Credit Agreement) shall occur and be continuing and, as a result thereof, the amounts owing under the Credit Agreement immediately become due and payable.

        The terms of the Global Draw Promissory Notes issued to key management of Global Draw and the related guaranties are substantially identical to the note and guaranties described above, except that one of the notes was issued by a different foreign subsidiary of the Company.

Other Debt

        As of December 31, 2009, total debt outstanding included RMB256,000 of the China Loans at interest rates ranging from 4.779% to 5.755%, which is 90% to 105% of the rate set by the People's Bank of China for similar type loans.

        In January 2010, we repaid the China Loans with the proceeds of two new loans totaling RMB191,000 of which RMB126,000 matures in December 2012 and RMB65,000 matures in January 2013. These new loans bear interest at a rate of 4.86%, which is 90% of the rate set by the People's Bank for similar type loans. The lending banks have received standby letters of credit issued under the Revolver to guarantee repayment of these borrowings.

(9) Leases

        At December 31, 2009, we were obligated under operating leases covering office equipment, office and warehouse space, transponders and transportation equipment expiring at various dates through 2016. Future minimum lease payments required under our leasing arrangements at December 31, 2009 are approximately as follows: $18,700 in 2010; $17,000 in 2011; $16,000 in 2012; $13,600 in 2013; $12,900 in 2014; and $18,600 thereafter. Total rental expense under these operating leases was approximately $21,100, $20,700 and $20,200 in the years ended December 31, 2009, 2008 and 2007, respectively.

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

        We believe that the fair value of our fixed interest rate debt approximated $946,144 and $560,023 as of December 31, 2009 and 2008, respectively, based on reference to dealer markets. We believe that the fair value of our variable interest rate debt approximated $438,173 and $523,359 as of December 31, 2009 and 2008, respectively, based on reference to dealer markets.

        Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the "Hedge") with JPMorgan. Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate. The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt. As of December 31, 2009, the Hedge was measured at fair value of $4,046 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

        We believe we have matched the critical terms of the hedged variable-rate debt with the Hedge and expect the Hedge to be highly effective in offsetting changes in the expected cash flows due to fluctuation in the three-month LIBOR based rate over the term of the forecasted interest payments related to the $100,000 notional amount of variable-rate debt. Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap. The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations. During the years ended December 31, 2009 and 2008, we recorded a gain (loss) of approximately $2,486 and $(4,901), respectively, in the caption "other comprehensive income (loss)" in the Consolidated Statement of Stockholders' Equity. There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

        During the fourth quarter of 2009, we entered into a series of short-term forward contracts (the "Forwards") with various counterparties, which remain outstanding as of December 31, 2009. Under the Forwards, we locked in the price to purchase 80,000 Euro at a weighted-average fixed rate of $1.4294 per Euro during the first quarter of 2010. The objective of the Forwards was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies. As of December 31, 2009, the Forwards were measured to have a fair value of approximately $390 using Level 2 valuation techniques of the fair value hierarchy.

        During the year ended December 31, 2009, we recorded a net loss of approximately $3,300 on forward contracts in our Consolidated Statement of Operations. The gain on forward contracts is included in "other income (expense)," net.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(11) Stockholders' Equity

Preferred Stock

        As of December 31, 2009, we had a total of 2,000 shares of preferred stock, $1.00 par value, authorized for issuance, including 229 authorized shares of Series A convertible preferred stock and 1 authorized share of Series B preferred stock. No shares of preferred stock are currently outstanding.

Common Stock

        We have two classes of common stock, consisting of Class A common stock and Class B non-voting common stock. All shares of Class A common stock and Class B common stock entitle holders to the same rights and privileges except that the Class B common stock is non-voting. Each share of Class B common stock is convertible into one share of Class A common stock. As of December 31, 2009 and 2008, there were 700 shares of Class B common stock authorized and none outstanding. The following demonstrates the change in the number of Class A common shares outstanding during the fiscal years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Shares issued and outstanding as of beginning of period	92,601	93,414
Shares issued as part of equity-based compensation plans
and the ESPP, net of RSUs surrendered	1,804	655
Shares repurchased into treasury stock	(522)	(1,468)

Shares issued and outstanding as of end of period	93,883	92,601

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

        During the year ended December 31, 2009, in connection with repurchases made under our Convertible Debenture repurchase program and a tender offer, we unwound a corresponding portion of the convertible bond hedge and warrant option transactions that we entered into in December 2004 in connection with the original issuance of the Convertible Debentures such that the number of call options held by us under the bond hedge was reduced from 275 to approximately 10 and the number of warrants held by the warrant counterparties was reduced from approximately 9,450 to approximately 342. We received a net cash settlement of approximately $1,335 during the year ended December 31, 2009 as a result of this unwinding of a portion of the convertible bond hedge and warrant option transactions.

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

Treasury Stock

        During 2009 we had a stock repurchase program approved by our Board of Directors under which we are authorized to repurchase, from time to time in the open market, shares of our outstanding common stock in an aggregate amount up to $200,000. As of December 31, 2009, we had approximately $161,500 remaining for purchases under the program. The program expired on December 31, 2009. Purchases were funded by cash flows from operations, borrowings, or a combination thereof. During fiscal 2009, we repurchased 522 shares at an aggregate cost of approximately $5,500. During fiscal 2008, we repurchased 1,468 shares at an aggregate cost of approximately $23,200. During fiscal 2007, no shares were repurchased as part of the repurchase program.

(12) Stock-Based Compensation

        We offer stock-based compensation through the use of stock options, restrictive stock units ("RSUs"), and an Employee Stock Purchase Plan ("ESPP"). We grant stock options to employees and directors under our stock option plans at not less than the fair market value of the stock at the date of grant. The annual limitations and vesting of the stock option plan awards are determined at our discretion. Options granted over the last several years have generally been exercisable in five equal installments beginning on the first anniversary of the date of grant with a maximum term of ten years. RSUs typically vest in five equal installments beginning on the first anniversary of the date of grant. There are approximately 13,500 shares of common stock authorized for awards under our stock option and RSU plans, in addition to reserved shares from preexisting award plans and share options granted as part of inducement stock option awards, which generally are not authorized prior to being granted. As of December 31, 2009, we had approximately 3,936 shares available for grants of equity awards under our equity-based compensation plans.

        Our ESPP allows for a total of up to 1,000 shares of Class A common stock to be purchased by eligible employees under offerings made each January 1 and July 1. Employees participate through payroll deductions up to a maximum of 15% of eligible compensation. The term of each offering period is six months and shares are purchased on the last day of the offering period at a discount on the stock's market value. Under an amendment to the ESPP adopted in 2006, the purchase price for offering periods beginning in 2007 represents a 15% discount on the closing price of the stock on the last day of the offering period (rather than a 15% discount on the lower of (x) the closing price of the stock on the first day of the offering period and (y) the closing price of the stock on the last day of the offering period). For offering periods held in 2009, 2008 and 2007, we issued a total of 62, 50, and 35

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

shares, respectively, of common stock at an average price of $12.88, $19.12 and $28.98 per share, respectively. As of December 31, 2009, we had approximately 594 shares of common stock available to be granted under the ESPP.

        We record compensation cost for all stock options and RSUs based on the fair value at the grant date.

Stock Options

        A summary of the changes in stock options outstanding under our equity-based compensation plans during 2009 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	7,378	6.0	$21.03	$21,516
Granted	920		$12.40
Exercised	(816)		$6.61	$7,724
Canceled	(1,322)		$21.43

Options outstanding as of December 31, 2009	6,160	5.7	$21.56	$8,642

Options exercisable as of December 31, 2009	4,197	4.7	$20.79	$7,479

Options expected to vest after December 31, 2009	1,858	7.8	$23.08	$1,158

        The weighted-average grant date fair value of options granted during 2009, 2008 and 2007 was $5.85, $10.36 and $13.72, respectively. The aggregate intrinsic value of the options exercised during the years ended December 31, 2008 and 2007 was approximately $4,352 and $31,961, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used in the model are outlined in the following table:

	Year Ended December 31,
	2009	2008	2007
Assumptions:
Expected volatility	47%	38%	32%
Risk-free interest rate	2.3%	3.3%	4.7%
Dividend yield	—	—	—
Expected life (in years)	6	6	6

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

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(12) Stock-Based Compensation (Continued)

        For the years ended December 31, 2009, 2008 and 2007, we recognized stock-based compensation expense of approximately $11,400, $15,500 and $11,300, respectively, and the related tax benefit of approximately $4,200, $5,300 and $4,300, respectively, related to the vesting of stock options. At December 31, 2009, we had approximately $14,100 relating to non-vested stock option awards not yet recognized that will be amortized over a weighted-average period of approximately two years. During the year ended December 31, 2009, we received approximately $5,400 in cash from the exercise of stock options. The actual tax benefit realized for the tax deductions from option exercise of the stock-based payment arrangements totaled approximately $3,900 for the year ended December 31, 2009.

Restricted Stock Units

        A summary of the changes in RSUs outstanding under our stock-based compensation plans during 2009 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested units as of December 31, 2008	1,673	$28.30
Granted	1,068	$12.77
Vested	(1,096)	$26.19
Canceled	(59)	$21.74

Non-vested units as of December 31, 2009	1,586	$19.54

        The weighted-average grant date fair value of RSUs granted during 2008 and 2007 was $24.55 and $33.72, respectively. The fair value of each RSU grant is based on the market value of our common stock at the time of grant. During the years ended December 31, 2009, 2008 and 2007, we recognized stock-based compensation expense of approximately $23,000, $18,400 and $13,900, respectively, and the related tax benefits of approximately $9,000, $7,200 and $5,300, respectively, related to the vesting of RSUs. At December 31, 2009, we had approximately $23,700 relating to non-vested RSUs not yet recognized that will be amortized over a weighted-average period of approximately two years. The fair value of RSUs vested during the years ended December 31, 2009, 2008 and 2007 was approximately $16,000, $8,500 and $12,500, respectively.

(13) Pension and Other Post-Retirement Plans

        We have defined benefit pension plans for our U.S.-based union employees (the "U.S. Plan"), our U.K.-based union employees (the "U.K. Plan") and certain Canadian-based employees (the "Canadian Plan"). Retirement benefits under the U.S. Plan are based upon the number of years of credited service up to a maximum of 30 years for the majority of the employees. Retirement benefits under the U.K. Plan are based on an employee's average compensation over the two years preceding retirement. Retirement benefits under the Canadian Plan are generally based on the number of years of credited service. Our policy is to fund the minimum contribution permissible by the respective authorities. We estimate that approximately $3,117 will be contributed to the pension plans in fiscal year 2010.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        Prior to fiscal year 2006, we had an unfunded, nonqualified Supplemental Executive Retirement Plan (the "SERP"), which was intended to provide supplemental retirement benefits for certain of our senior executives. In December 2005, we curtailed the SERP and participation and benefit accruals under the plan have ceased. We recorded a charge of $12,363 in the December 31, 2005 statement of operations for the curtailment of the SERP. The benefit distribution amounts were agreed upon for each participant and will continue to grow at a rate of 4% compounded annually from the plan curtailment until benefits are distributed. In 2003, to provide a source for the payment of certain benefits under the SERP, we made an initial $14,700 cash payment to a rabbi trust, which in turn made a $14,700 payment for whole-life insurance policies on the participants. These policies were placed in a rabbi trust. During the third and fourth quarters of 2009, a portion of the remaining life insurance policies was cashed in for the cash surrender value and the resulting cash was placed in a government fund account. The cash value in the government fund account as of December 31, 2009 was approximately $1,630. The cash value of the remaining life insurance policies as of December 31, 2009 was approximately $4,451. The cash value of the life insurance policies as of December 31, 2008 was approximately $15,732.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following table sets forth the combined funded status of the pension plans and their reconciliation with the related amounts recognized in our consolidated financial statements at our December 31 measurement dates:

	December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$81,070	$116,944
Service cost	1,553	2,237
Interest cost	4,671	4,244
Participant contributions	1,207	1,247
Curtailments	(249)	525
Actuarial (gain) loss	8,138	(17,435)
Benefits paid	(3,724)	(3,151)
Settlement payments	(13,113)	(1,842)
Other, principally foreign exchange	8,032	(21,699)

Benefit obligation at end of year	87,585	81,070

Change in plan assets:
Fair value of plan assets at beginning of year	51,631	81,514
Actual gain (loss) on plan assets	10,232	(11,328)
Employer contributions	3,119	3,280
Participant contribuitions	1,207	1,247
Benefits paid	(3,724)	(3,151)
Settlement payments	—	(1,842)
Other, principally foreign exchange	6,198	(18,089)

Fair value of assets at end of year	68,663	51,631

Amounts recognized in the consolidated balance sheets:
Funded status (current)	(2,882)	(9,761)
Funded status (noncurrent)	(16,040)	(19,678)
Accumulated other comprehensive income (pre-tax):
Unrecognized actuarial loss	9,616	7,667
Unrecognized prior service cost	347	389

Net amount recognized	$(8,959)	$(21,383)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The following are the components of our net periodic pension cost:

	December 31,
	2009	2008	2007
Components of net periodic pension benefit cost:
Service cost	$1,553	$2,237	$2,789
Interest cost	4,671	4,244	4,445
Expected return on plan assets	(3,921)	(4,633)	(5,037)
Amortization of actuarial gains/losses	522	626	959
Curtailments	(249)	525
Canadian SERP termination loss	—	218	—
Amortization of unrecognized prior service cost	43	43	43

Net periodic cost	$2,619	$3,260	$3,199

        The accumulated benefit obligation for all defined benefit pension plans was $76,649 and $59,236 as of December 31, 2009 and 2008, respectively. The underfunded status of our post-retirement benefit plans recorded as a liability in our Consolidated Balance Sheets as of December 31, 2009, 2008 and 2007 was approximately $18,922, $29,439 and $35,430, respectively.

        The amounts included in accumulated other comprehensive income as of December 31, 2009 expected to be recognized as components of net periodic pension cost during the fiscal year ended December 31, 2010 are as follows:

Net gain or loss	$546
Net prior service cost	37

Net amount expected to be recognized	$583

        The U.S. Plan investment policy is to ensure long-term financial return commensurate with security and minimizing risk. This is achieved by holding an investment in a fixed fund account, which guarantees a long-term fixed rate of return. The fixed income investment approach is used to generate current income, provide for more stable returns and provide protection against a prolonged decline in the market value of equity and other investments. Investment strategies and asset allocations for the U.S. Plan are based on careful consideration of plan liabilities, the plan's funded status and our financial condition. The actual and target asset allocation of the U.S. Plan as of December 31, 2009 and 2008, and the target allocation for 2010, is 100% to a guaranteed deposit account (the "General Account"), which is guaranteed as to principal.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our U.S. Plan assets at December 31, 2009 by asset category is as follows:

Asset Category	Market Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed Deposit Account (a)	$3,707	$—	$—	$3,707

(a)
The fair value of the General Account is determined by approximating the market value of the underlying investments by discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the General Account. The interest discount rates assumed in these calculations reflect both the current level of market rates and spreads appropriate to the quality, average life and type of investment being valued. Separate calculations are made for each investment year cell. The resulting market value factor derived from this calculation is used to calculate the market value of the overall General Account.

        The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2008	$3,259
Actual return on plan assets:
Unrealized gain on account balance at end of period	425
Interest earnings on account balance during the period	120
Contributions, annuity payments and expenses	(97)

Ending balance at December 31, 2009	$3,707

        The U.K. Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the trustees considered the lowest risk strategy that they could adopt in relation to the U.K. Plan's liabilities and designed their asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The trustees undertook a review of investment strategy and took advice from their investment advisors. They considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 37.5% in U.K. equities, approximately 37.5% in overseas equities, approximately 10% in fixed-interest U.K. government bonds, approximately 10% in corporate bonds and approximately 5% in real estate.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our U.K. Plan assets at December 31, 2009 by asset category is as follows:

Asset Category	Market Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in U.K. companies (a)	$14,419	$—	$14,419	$—
Equity securities in overseas companies (a)	$13,514	$—	$13,514	$—
Fixed-income U.K. government bonds (a)	$4,261	$—	$4,261	$—
Corporate bonds (a)	$4,591	$—	$4,591	$—
Real estate	$1,686	$—	$—	$1,686
Cash (b)	$337	$337	$—	$—
Total pension assets	$38,808	$337	$36,785	$1,686

(a)
The assets are invested through managed funds that are valued using inputs derived principally from quoted prices in active markets for the underlying assets in the fund.

(b)
The fair value of cash equals its book value.

        The change in fair value of the pension assets valued using significant unobservable inputs (Level 3) was due to the following:

General Account
Beginning balance at December 31, 2008	$1,272
Purchases	320
Unrealized gain on asset still held at December 31, 2009	94

Ending balance at December 31, 2009	$1,686

        The Canadian Plan investment policy is to maximize long-term financial return commensurate with security and minimizing risk. This is achieved by holding a portfolio of marketable investments which avoids over-concentration of investment and spreads assets both over industry and geography. In setting investment strategy, the Company considered the lowest risk strategy that they could adopt in relation to the Canadian Plan's liabilities and designed the asset allocation to achieve a higher return while maintaining a cautious approach to meeting the plan's liabilities. The Company considered a full range of asset classes, the risks and rewards of a range of alternative asset allocation strategies, the suitability of each asset class and the need for appropriate diversification. The current strategy is to hold approximately 37% in Canadian equities, approximately 28% in foreign equities and approximately 35% in bonds.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The fair value of our Canadian Plan assets at December 31, 2009 by asset category is as follows:

Asset Category	Market Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities in Canadian companies (a)	$9,555	$8,942	$613	$—
Equity securities in foreign companies (a)	$8,281	$4,074	$4,207	$—
Government bonds	$2,969	$2,969	$—	$—
Corporate bonds	$5,062	$5,062	$—	$—
Other short-term investment (b)	$198	$—	$198	$—
Cash and cash equivalents(c)	$83	$83	$—	$—
Total pension assets	$26,148	$21,130	$5,018	$—

(a)
Direct investments in equity securities are valued at quoted prices in active markets for identical assets. Equity securities invested through pooled funds are valued using inputs derived principally from the quoted prices in active markets for the underlying assets in the pool.

(b)
Other short-term investments are investments in pooled money market funds that are valued using inputs derived principally from the quoted prices in active markets for the underlying assets in the pool.

(c)
The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The table below provides the weighted-average actuarial assumptions used to determine the benefit obligation and net periodic benefit cost.

	U.S. Plan			U.K. Plan			Canadian Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rates:
Benefit obligation	5.75%	6.25%	6.25%	5.80%	6.20%	5.55%	6.40%	7.50%	5.60%
Net periodic pension cost	6.25%	6.25%	6.00%	6.20%	5.55%	5.10%	7.50%	5.60%	5.30%
Rate of compensation increase	0.00%	0.00%	0.00%	3.60%	3.60%	3.45%	3.25%	3.25%	3.75%
Expected return on assets	6.00%	6.00%	6.00%	6.62%	7.75%	8.00%	7.00%	7.00%	7.00%

        The long-term rate of return on assets for the U.S. Plan is an estimate using the Prudential capital market assumptions for the stable value fund for the 2009 calendar year. The assumption for the U.S. Plan is set based on historical returns earned by fixed income securities, adjusted to reflect expectations of future returns. Fixed income securities are assumed to earn real rates of return in the ranges of 2-7% respectively. Additionally, the long term inflation rate is projected to be 2.5%. When these overall return expectations are applied to the U.S. Plan's largest allocation, the result is an expected return of 6.00%.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(13) Pension and Other Post-Retirement Plans (Continued)

        The overall expected long-term rate of return on assets assumption for the U.K. Plan has been determined as a weighted-average of the expected returns on the above asset classes for the U.K. Plan. The expected return on bonds is taken as the current redemption yield on the appropriate index. The expected return on equities and property is determined by assuming a measure of outperformance over the gilt-yield. The expected return on cash is related to the Bank of England Base rate. Returns so determined are reduced to allow for investment manager expenses.

        The overall expected long-term rate of return on assets assumption for the Canadian Plan has been determined by consideration of the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. Since our investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes were adjusted to reflect the expected additional returns. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. Finally, we have adjusted the expected long-term rate of return on assets to allow for investment and administration expenses paid from the pension fund.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S. Plan	U.K. Plan	Canadian Plan
2010	$127	$676	$1,179
2011	$184	$700	$1,252
2012	$367	$725	$1,317
2013	$303	$750	$1,387
2014	$428	$776	$1,477
2015–2019	$1,848	$4,307	$9,537

        We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement under which participants were eligible to receive matching contributions from us for the first 6% of participant contributions for a match of up to 3% of eligible compensation. Effective February 28, 2009, we reduced the matching contributions from 50 to 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation. Effective January 1, 2010, we increased the matching contributions to 37.5 cents on the dollar for the first 6% of contributions for a match of up to 2.25% of eligible compensation. Contribution expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $1,272, $2,244 and $2,085, respectively. We have a 401(k) plan for U.S.-based union employees that does not provide for Company contributions.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense

        The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
United States ("U.S.")	$(100,050)	$(19,317)	$26,131
Foreign	73,718	23,184	52,235

Income (loss) before income tax expense	$(26,332)	$3,867	$78,366

        The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007
Current
U.S. Federal	$(16,229)	$5,638	$12,004
U.S. State	426	990	4,930
Foreign	1,321	12,409	8,883

Total	(14,482)	19,037	25,817

Deferred
U.S. Federal	26,736	(7,083)	(3,147)
U.S. State	(7,604)	(4,114)	(1,028)
Foreign	8,897	512	3,569

Total	28,029	(10,685)	(606)

Total income tax expense	$13,547	$8,352	$25,211

The reconciliation of the U.S. federal statutory tax rate to the actual tax rate is as follows:
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
U.S. state income taxes, net of federal benefit	40.25%	-91.17%	4.63%
Federal benefit of R&D credits, net	-14.93%	-10.23%	-0.96%
Foreign earnings at lower rates than U.S. federal rate	56.02%	104.09%	-7.85%
Federal expense (benefit) of U.S. permanent differences	-2.67%	175.42%	1.11%
Foreign Tax Credit Valuation Allowance	-165.82%	0.00%	0.00%
Other	0.70%	2.89%	0.24%

Effective income tax rate	-51.45%	216.00%	32.17%

        The effective tax rate decreased in 2009 to (51.45)% from 216.0% in 2008. The year over year change in tax expense and the tax rate was primarily due to a net increase in the U.S. component of tax expense. The US tax expense increased for the change in the year of the valuation allowance on the deferred tax asset related to foreign tax credit carryovers and decreased for the income tax benefit of the U.S. net operating loss and impairments.

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

	December 31,
	2009	2008
Deferred tax assets:
Inventory valuation	$9,888	$6,305
Reserves and other accrued expenses	11,683	16,033
Compensation not currently deductible	7,258	7,193
Employee pension benefit included in other comprehensive income	4,248	3,317
Unrealized losses and income from derivative financial instruments included in other comprehensive income	3,031	49
Share based compensation	24,743	19,795
Net operating loss carry forwards	73,124	57,724
Tax credit carry forwards	62,527	47,303
Differences in financial reporting and tax basis for Property and Equipment	38,069	14,116
Valuation allowance	(95,151)	(45,690)

Realizable deferred tax assets	139,420	126,145

Deferred tax liabilities:
Deferred costs and prepaid expenses	(1,035)	(1,567)
Unrealized gains included in other comprehensive income	—	—
Differences in financial reporting and tax basis for:
Identifiable intangible assets	(46,533)	(39,440)
Property and equipment	—	—

Total deferred tax liabilities	(47,568)	(41,007)

Net deferred tax assets on balance sheet	91,852	85,138

Reported As:
Current deferred tax assets	22,557	14,360
Non-current deferred tax assets	105,903	104,587
Non-current deferred tax liabilities	(37,418)	(33,809)
Assets held for sale	944	—
Liabilities held for sale	(134)

Net deferred tax assets on the balance sheet	$91,852	$85,138

        At December 31, 2009, we had net operating loss carry forwards (tax-effected) for federal, state and foreign income tax purposes of $8,228, $7,666 and $57,230, respectively. If not utilized, the federal

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

and state tax loss carry forward will expire through 2029. The use of our federal net operating loss carry forwards in any one year is limited due to prior year changes in ownership. The foreign tax losses can be carried forward for periods that vary from five years to indefinitely.

        On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the "Act") was enacted. The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three, four or five years from two years. The Company will elect to increase the carry back period for its 2009 net operating loss and in 2010 will apply for a refund of approximately $7.0 million of federal taxes paid in prior years.

        We have foreign tax credit carry forwards of approximately $54,848 (which if unutilized will expire through 2019), research and development tax credit carry forwards of $5,116 (which if unutilized will expire through 2028), alternative minimum tax credit carry forwards of $367 (which can be carried forward indefinitely), state tax credits of $1,282 (which if unutilized will expire through 2019), and other non-US tax credits of $914 (which can be carried forward indefinitely).

        At December 31, 2009 and 2008, we established a valuation allowance of $51,486 and $45,690, respectively, against the deferred tax assets related to the foreign tax loss carry forwards where, based on available evidence, it is more likely than not that such assets will not be realized. At December 31, 2009 we also established a valuation allowance of $43,665 against the deferred tax assets related to the foreign tax credit carry forwards where, based on available evidence, it is more likely than not that such assets will not be realized. The net increase in the valuation allowance for 2009 and 2008 was $49,461 and $25,635, respectively.

        Deferred taxes have not been provided on the excess of book basis over tax basis in the shares of certain foreign subsidiaries because these basis differences are not expected to reverse in the foreseeable future and are essentially permanent in duration. Our intention is to continue to reinvest the earnings of our foreign subsidiaries indefinitely. It is not practical to estimate the amount of deferred taxes on these unremitted earnings.

        On January 1, 2007, we adopted new accounting guidance for accounting for uncertainty in income taxes (the "Income Tax Contingency Guidance"). As a result of the implementation of the Income Tax Contingency Guidance, we recognized an increase in the liability for unrecognized tax benefits of approximately $1,376, which was accounted for as a reduction to our accumulated earnings as of January 1, 2007. Also as a result of the implementation of the Income Tax Contingency Guidance, we recognized accrued interest related to unrecognized tax benefits of $120, which was accounted for as a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(14) Income Tax Expense (Continued)

reduction to our accumulated earnings as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits during 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of period	$18,250	$13,226	$4,113
Tax Positions related to current year
Additions	—	1,092	1,625
Additions for tax positions of prior years	—	4,245	7,655
Tax Positions related to prior years
Reductions	(1,114)	—	—
Reductions due to lapse of statute of limitations on tax positions	(33)	(313)	(167)
Settlements	(10,491)	—	—

Balance at end of period	$6,612	$18,250	$13,226

        The total amount of unrecognized tax benefits as of December 31, 2009 was approximately $6,612. Of this amount, approximately $4,678, if recognized, would be included in our statement of operations and have an impact on our effective tax rate. During 2009, the Company recognized a decrease to its liability for unrecognized tax benefits as a result of the settlement of various federal and state audits. During 2010, the Company anticipates a further reduction of its liability for unrecognized tax benefits of $5,192 related to the closure of federal and state statute of limitations. Of the total $5,192 anticipated decrease in the liability for unrecognized tax benefits, $1,350 will decrease deferred tax assets and $3,842 will be included in our statement of operations and have an impact on our effective tax rate.

        We recognize interest accrued for unrecognized tax benefits in interest expense and recognize penalties in income tax expense. During the years ended December 31, 2009, 2008 and 2007, we recognized approximately $(1,206), $733 and $595, respectively, in interest and penalties. We had approximately $383 and $1,588 for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

(15) Business and Geographic Segments

        We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        The following tables represent revenues, profits, depreciation, amortization, capital expenditures and assets for the years ended December 31, 2009, 2008 and 2007, respectively, by current reportable segments. Corporate expenses, including interest expense, other (income) expenses, and corporate depreciation and amortization, are not allocated to the reportable segments.

	Year Ended December 31, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Instant ticket revenues	$453,238	—	—	453,238
Service revenues	—	211,015	198,999	410,014
Sales revenues	13,374	46,372	4,751	64,497

Total revenues	466,612	257,387	203,750	927,749

Cost of instant ticket revenues (exclusive of depreciation and amortization)	270,836	—	—	270,836
Cost of services (exclusive of depreciation and amortization)	—	110,660	123,433	234,093
Cost of sales (exclusive of depreciation and amortization)	8,923	32,619	2,997	44,539
Selling, general and administrative expenses	44,979	30,225	24,923	100,127
Write-down of assets held for sale	—	—	54,356	54,356
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	32,982	68,902	49,224	151,108

Segment operating income (loss)	106,876	14,856	(51,616)	70,116

Unallocated corporate costs				68,797
Corporate employee termination costs				1,346

Consolidated operating income				(27)

Assets at December 31, 2009	$913,767	800,825	537,731	—

Unallocated assets at December 31, 2009				39,469

Consolidated assets at December 31, 2009				2,291,792

Capital and wagering systems expenditures	$15,772	38,779	22,991	77,542

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2008
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Instant ticket revenues	$548,308	—	—	548,308
Service revenues	—	236,022	215,642	451,664
Sales revenues	31,943	62,708	24,206	118,857

Total revenues	580,251	298,730	239,848	1,118,829

Cost of instant ticket revenues (exclusive of depreciation and amortization)	331,501	—	—	331,501
Cost of services (exclusive of depreciation and amortization)	—	132,335	130,949	263,284
Cost of sales (exclusive of depreciation and amortization)	20,177	54,254	11,425	85,856
Selling, general and administrative expenses	59,336	33,634	25,923	118,893
Employee termination costs	7,213	2,576	1,152	10,941
Depreciation and amortization	43,091	125,764	45,575	214,430

Segment operating income (loss)	118,933	(49,833)	24,824	93,924

Unallocated corporate costs				69,533
Corporate employee termination costs				2,754

Consolidated operating income				21,637

Assets at December 31, 2008	$990,182	652,852	502,501	2,145,535

Unallocated assets at December 31, 2008				36,918

Consolidated assets at December 31, 2008				2,182,453

Capital and wagering systems expenditures	$25,094	107,686	50,860	183,640

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

	Year Ended December 31, 2007
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Instant ticket revenues	$498,179	—	—	498,179
Service revenues	—	216,326	207,910	424,236
Sales revenues	38,967	48,747	36,575	124,289

Total revenues	537,146	265,073	244,485	1,046,704

Cost of instant ticket revenues (exclusive of depreciation and amortization)	283,924	—	—	283,924
Cost of services (exclusive of depreciation and amortization)	—	114,200	123,309	237,509
Cost of sales (exclusive of depreciation and amortization)	32,549	27,045	30,753	90,347
Selling, general and administrative expenses	62,027	28,376	20,353	110,756
Employee termination costs	3,642	—	—	3,642
Depreciation and amortization	66,966	62,224	30,302	159,492

Segment operating income	88,038	33,228	39,768	161,034

Unallocated corporate costs				55,198

Consolidated operating income				105,836

Assets at December 31, 2007	$898,698	545,510	535,458	1,979,666

Unallocated assets at December 31, 2007				119,120

Consolidated assets at December 31, 2007				2,098,786

Capital and wagering systems expenditures	$36,478	30,840	116,342	183,660

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        In evaluating financial performance, we focus on segment operating income as a segment's measure of profit or loss. Segment operating income (loss) is before investment income, interest expense, equity in net income in joint ventures, unallocated corporate costs and income taxes. Certain coporate assets consisting of cash, prepaid expenses, and property, plant and equipment are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

        Providing information on the revenues from external customers for each product and service is impractical.

        The following table provides a reconciliation of segment operating income to the consolidated income before income tax expense for each period.

	Years Ended December 31,
	2009	2008	2007
Reported segment operating income	$70,116	$93,924	$161,034
Unallocated corporate costs	(68,797)	(69,533)	(55,198)
Corporate employee termination costs	(1,346)	(2,754)	—

Consolidating operating income (loss)	(27)	21,637	105,836
Interest expense	(87,498)	(78,071)	(70,772)
Other income (loss)	(2,856)	4,691	2,050
Equity in income of joint venture	59,220	58,570	41,252
Gain (loss) on early extinguishment of debt	4,829	(2,960)	—

Income (loss) before income tax expense	$(26,332)	$3,867	$78,366

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(15) Business and Geographic Segments (Continued)

        Sales to foreign customers amounted to approximately $40,000, $92,000 and $48,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The following represents the service and sales revenue and long-lived assets by geographic segment:

	Years Ended December 31,
	2009	2008	2007
Geographic Segments
Revenues:
United States	$477,175	$561,088	$581,577
North America, other than United States	53,139	61,266	51,298
Europe	308,634	364,207	330,138
Other	88,801	132,268	83,691

	$927,749	$1,118,829	$1,046,704

	As of December 31,
	2009	2008
Long-lived assets (excluding identifiable intangibles):
United States	$217,110	$319,161
North America, other than United States	41,412	33,418
Europe	139,196	154,706
Other	70,721	68,194

	$468,439	$575,479

(16) Equity Investments in Joint Ventures

Consorzio Lotterie Nazionali

        We are a member of Consorzio Lotterie Nazionali ("CLN"), a consortium consisting principally of ourselves, Lottomatica Group S.p.A ("Lottomatica"), and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium holds a concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery. The concession commenced in 2004 and expires on May 31, 2010 with a six-year extension option held by the Monopoli di Stato. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, and the instant ticket management system and systems support during the term of the concession, including any renewal term. We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica in the lottery operations. We account for this investment using the equity method of accounting. For the years ended December 31, 2009, 2008 and 2007, we recorded income of approximately $49,730, $51,700 and $37,655, respectively, representing our share of equity in the earnings of CLN. As of December 31, 2009, all but approximately $54,288 in earnings remained undistributed. We recognized revenue from the sale of instant tickets to CLN of approximately $64,276, $60,161 and $59,362 during the years ended December 31, 2009, 2008 and 2007,

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(16) Equity Investments in Joint Ventures (Continued)

respectively. As of December 31, 2009 and 2008, respectively, we had approximately $42,903 and $28,673 in accounts receivable from CLN in our Consolidated Balance Sheets.

Guard Libang

        On November 15, 2007, we acquired a 50% interest in the ownership of Guard Libang, a leading provider of instant lottery ticket validation systems and certain cooperative services in China for approximately $28,000. Our interest in Guard Libang is accounted for using the equity method of accounting. From the date of acquisition, our share in the earnings of Guard Libang is reflected in the caption "Equity in earnings of joint ventures" in the Consolidated Statements of Operations. Our carrying value of Guard Libang is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the years ended December 31, 2009 and 2008, we recorded income of approximately $2,427 and $3,433, respectively, representing our share of equity in the earnings of Guard Libang from the date of acquisition. These amounts remained undistributed as of December 31, 2009.

Roberts Communications Network, LLC

        On February 28, 2007, we sold our racing communications business and our 70% interest in NASRIN, our data communications business, to Roberts Communications Network, LLC ("RCN") in exchange for a 29.4% interest in the RCN consolidated business. RCN provides communications services to racing and non-racing customers using both satellite and terrestrial services. Since the date of acquisition, our share of the earnings of RCN is reflected in the caption "Equity in earnings of joint ventures" in the Consolidated Statements of Operations. Our carrying value in RCN is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. The interest in RCN is not material to our operations. For the years ended December 31, 2009 and 2008, we recorded income of $2,991 and $3,923, respectively, representing our share of equity in the earnings of RCN. As of December 31, 2009, all but approximately $12,652 in earnings remained undistributed.

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

        Our carrying value of CSG is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the years ended December 31, 2009 and 2008, we recorded income of $4,502 and a loss of $428, respectively, representing our share of equity in the earnings of CSG. For the year ended December 31, 2007, CSG had no earnings or losses.

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

SIST is accounted for using the equity method of accounting. Our carrying value of SIST is reflected in the caption "Other assets and investments" in the Consolidated Balance Sheets. For the years ended December 31, 2009 and 2008, we recorded a loss of $430 and a loss of $58, respectively, representing our share of equity in the earnings of SIST. For the year ended December 31, 2007, SIST had no earnings or losses.

        The following represents combined summary financial information for the Guard Libang, RCN, CSG and SIST joint ventures:

	Years Ended December 31,
	2009	2008	2007
Revenues	$102,305	$60,451	$39,437
Revenues less cost of revenue	$55,586	$39,213	$21,485
Net income	$24,471	$16,418	$10,092

	As of December 31,
	2009	2008
Current assets	$60,596	$56,161
Noncurrent assets	$90,694	$84,310
Current liabilities	$23,548	$16,458
Noncurrent liabilities	$22,116	$32,097

        On January 21, 2010, we entered into a number of agreements with Playtech that contemplate, among other things, the establishment of new joint ventures to deliver comprehensive Internet gaming solutions to government-sponsored and other lotteries and certain other gaming operators under the brand name Sciplay. The joint ventures seek to capitalize on the combination of Playtech's Internet gaming software and content and our experience and relationships with government-sponsored and other gaming operators. Profits realized under these joint ventures would generally be evenly split between us and Playtech.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(17) Accumulated Other Comprehensive Income

        The accumulated balances for each classification of comprehensive income are as follows:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Derivative Financial Instruments (1)	Minimum Pension Liability	Unrecognized actuarial gains/losses and unrecognized prior service cost (2)	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$45,312	(381)	—	(6,609)	(2,431)	35,891
Change during period	24,634	497	——	—	(1,478)	23,653
Reclassified into operations	—	—	—	—	954	954

Balance at December 31, 2007	$69,946	116	—	(6,609)	(2,955)	60,498
Change during period	(107,758)	(5)	(4,901)	—	4,908	(107,756)
Reclassified into operations	—	—	—	—	(1,668)	(1,668)

Balance at December 31, 2008	$(37,812)	111	(4,901)	(6,609)	285	(48,926)
Change during period	45,304	(38)	2,486	—	(1,804)	45,948
Reclassified into operations	—	—	—	—	394	394

Balance at December 31, 2009	$7,492	73	(2,415)	(6,609)	(1,125)	(2,584)

(1)
The change during the period is net of income taxes of approximately $1,631 in 2009.

(2)
The change during the period is net of income taxes of approximately $(667), $1,289 and $55 in 2009, 2008 and 2007, respectively. The amount reclassified into operations was net of income taxes of approximately $171 and $(780) in 2009 and 2008, respectively.

(18) Litigation

        Although we are a party to various claims and legal actions arising in the ordinary course of business, we believe, on the basis of information presently available to us, that the ultimate disposition of these matters will not likely have a material adverse effect on our consolidated financial position or results of operations.

        Our subsidiary, SGI, owned a minority interest in Wintech de Colombia S.A., or Wintech (now liquidated), which formerly operated the Colombian national lottery under contract with Empresa Colombiana de Recursos para la Salud, S.A. (together with its successor agency, "Ecosalud"), an agency of the Colombian government. The contract provided for a penalty against Wintech, SGI and the other shareholders of Wintech of up to $5,000 if certain levels of lottery sales were not achieved. In addition, SGI delivered to Ecosalud a $4,000 surety bond as a further guarantee of performance under the contract. Wintech started the instant lottery in Colombia, but, due to difficulties beyond its control, including, among other factors, social and political unrest in Colombia, frequently interrupted telephone service and power outages, and competition from another lottery being operated in a

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(18) Litigation (Continued)

province of Colombia that we believe was in violation of Wintech's exclusive license from Ecosalud, the projected sales level was not met for the year ended June 30, 1993.

        On July 1, 1993, Ecosalud declared that the contract was in default and asserted various claims against Wintech, SGI and other shareholders of Wintech for, among other things, realization of the full amount of the penalty, plus interest and costs of the bond. On June 4, 1999, Ecosalud filed a collection proceeding against SGI before the Tribunal Contencioso of Cundinamarca in Colombia. In July 2002, the Tribunal denied SGI's preliminary motion to dismiss the lawsuit and the decision was upheld on appeal. SGI's procedural defense motion was also denied. As a result of these decisions, this lawsuit will be heard in due course on its merits by the Tribunal and an appeal stage will be available. In July 2009, a Colombian court ruled against Wintech's appeal (to which we are not party) of an action by the Colombian governmental agency that arises out of the same claims asserted by the Colombian governmental agency against SGI.

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

        On August 5, 2008, Jerry Jamgotchian, individually and on behalf of all others similarly situated in California, Connecticut, Delaware, Indiana, Iowa, Louisiana, Maryland, Michigan, New York, New Jersey, Ohio, Pennsylvania, Texas or Wisconsin, brought a purported class action lawsuit in the United States District Court for the Central District of California against the Company, SGI and Scientific Games Racing LLC relating to a software glitch affecting a type of wager known as "Quick Pick" offered on certain of Scientific Games Racing's pari-mutuel wagering terminals. The complaint seeks, among other things, class certification and damages in excess of $5.0 million on behalf of a purported class of persons who "bought 'Quick Pick' wagering tickets through Scientific Games' computerized pari-mutuel wagering system" from July 1, 2007 until June 2, 2008 in the above-mentioned states. On October 22, 2008, our motion to dismiss the Jamgotchian lawsuit was granted by the court, without leave to refile. The plaintiff has appealed this ruling. The appeal is pending.

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

        We conduct substantially all of our business through our domestic and foreign subsidiaries. SGI's obligations under the Credit Agreement, the 2008 Notes and the 2009 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the "Parent Company") and our 100%-owned domestic subsidiaries other than SGI (the "Guarantor Subsidiaries"). Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

        Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the "Non-Guarantor Subsidiaries") as of December 31, 2009 and December 31, 2008 and for the years ended December 31, 2009, 2008 and 2007. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the 2009 Notes, the Convertible Debentures and the 2004 Notes were in effect at the beginning of the periods presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$147,220	$137	$—	$113,053	$(279)	$260,131
Accounts receivable, net	—	79,294	37,189	61,484	—	177,967
Inventories	—	30,511	15,017	28,412	—	73,940
Other current assets	26,303	12,612	12,114	18,559	—	69,588
Assets held for sale	—	—	70,962	27,352	(7,212)	91,102
Property and equipment, net	1,954	170,350	44,762	251,373	—	468,439
Investment in subsidiaries	468,405	562,537	—	218,540	(1,249,482)	—
Goodwill	—	273,656	74,183	424,893	—	772,732
Intangible assets	—	43,040	27,572	9,210	—	79,822
Intercompany balances	178,848	—	86,720	—	(265,568)	—
Other assets	45,858	132,059	9,180	117,075	(6,101)	298,071

Total assets	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

Liabilities and stockholders' equity
Current installments of long-term debt	$9,731	$5,500	$—	$9,577	$—	$24,808
Other current liabilities	30,271	44,327	35,614	70,357	(271)	180,298
Liabilities held for sale	—	—	10,943	9,154	—	20,097
Long-term debt, excluding current installments	187,075	1,079,807	—	75,373	—	1,342,255
Other non-current liabilities	21,753	12,488	9,721	60,608	6	104,576
Intercompany balances	—	25,911	—	239,666	(265,577)	—
Stockholders' equity	619,758	136,163	321,421	805,216	(1,262,800)	619,758

Total liabilities and stockholders' equity	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$62,948	$204	$—	$79,016	$(1,529)	$140,639
Accounts receivable, net	—	85,395	45,032	82,060	—	212,487
Inventories	—	28,877	16,909	30,010	(425)	75,371
Other current assets	27,063	19,403	7,337	29,478	—	83,281
Property and equipment, net	2,294	185,560	133,024	255,201	(600)	575,479
Investment in subsidiaries	421,781	278,500	2,264	(931)	(701,614)	—
Goodwill	—	273,656	74,453	309,102	—	657,211
Intangible assets	—	44,774	61,036	15,136	—	120,946
Intercompany balances	562,105	—	—	—	(562,105)	—
Other assets	45,266	165,601	15,042	97,230	(6,100)	317,039

Total assets	$1,121,457	$1,081,970	$355,097	$896,302	$(1,272,373)	$2,182,453

Liabilities and stockholders' equity
Current installments of long-term debt	$—	$5,500	$—	$37,884	$—	$43,384
Current liabilities	24,537	49,065	48,699	96,534	(1,535)	217,300
Long-term debt, excluding current installments	453,601	740,375	—	2,107	—	1,196,083
Other non-current liabilities	47,490	9,971	16,821	55,569	6	129,857
Intercompany balances	—	239,744	96,393	225,966	(562,103)	—
Stockholders' equity	595,829	37,315	193,184	478,242	(708,741)	595,829

Total liabilities and stockholders' equity	$1,121,457	$1,081,970	$355,097	$896,302	$(1,272,373)	$2,182,453

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2009

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	$392,463	$126,946	$412,107	$(3,767)	$927,749
Cost of instant ticket revenue, services, and
sales (exclusive of depreciation and amortization)	—	121,274	214,021	217,970	(3,797)	549,468
Selling, general and administrative expenses	63,330	49,143	14,954	40,783	38	168,248
Write-down of assets held for sale	—	—	54,356	—	—	54,356
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	676	60,669	33,167	57,272	—	151,784

Operating income	(65,352)	159,831	(189,985)	95,487	(8)	(27)
Interest expense	24,144	58,429	49	4,876	—	87,498
Other income	(50,665)	149,734	(174,899)	14,645	(8)	(61,193)

Income (loss) before equity in income of subsidiaries, and income taxes	(38,831)	(48,332)	(15,135)	75,966	—	(26,332)
Equity in income (loss) of subsidiaries	(795)	1,654	—	—	(859)	—
Income tax expense	253	167	131	12,996	—	13,547

Net income (loss)	$(39,879)	$(46,845)	$(15,266)	$62,970	$(859)	$(39,879)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	$505,064	$150,269	$467,725	$(4,229)	$1,118,829
Cost of instant ticket revenue, services, and sales (exclusive of depreciation and amortization)	—	53,035	351,716	280,092	(4,202)	680,641
Selling, general and administrative expenses	61,360	60,832	16,368	45,719	(66)	184,213
Employee termination costs	2,754	1,519	1,320	8,102	—	13,695
Depreciation and amortization	4,213	83,437	34,093	96,900	—	218,643

Operating income	(68,327)	306,241	(253,228)	36,912	39	21,637
Interest expense	46,502	27,979	89	3,501	—	78,071
Other income	(120,110)	299,717	(263,093)	23,146	39	(60,301)

Income (loss) before equity in income of subsidiaries, and income taxes	5,281	(21,455)	9,776	10,265	—	3,867
Equity in income (loss) of subsidiaries	(20,397)	106,186	—	—	(85,789)	—
Income tax expense	(10,631)	9,304	371	9,308	—	8,352

Net income (loss)	$(4,485)	$75,427	$9,405	$957	$(85,789)	$(4,485)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Operating revenues	$—	$458,054	$197,512	$396,988	$(5,850)	$1,046,704
Cost of instant ticket revenue, services, and sales (exclusive of depreciation and amortization)	—	273,198	92,302	251,967	(5,687)	611,780
Selling, general and administrative expenses	53,783	54,376	19,346	37,699	(124)	165,080
Employee termination costs	—	—	—	3,642	—	3,642
Depreciation and amortization	875	56,435	27,889	75,167	—	160,366

Operating income (loss)	(54,658)	74,045	57,975	28,513	(39)	105,836
Interest expense	69,775	661	78	258	—	70,772
Other (income) deductions	(195,553)	91,935	86,937	(26,582)	(39)	(43,302)

Income (loss) before equity in income of subsidiaries, and income taxes	71,120	(18,551)	(29,040)	54,837	—	78,366
Equity in income of subsidiaries	5,177	16,344	—	—	(21,521)	—
Income tax expense	23,142	49	167	1,853	—	25,211

Net income (loss)	$53,155	$(2,256)	$(29,207)	$52,984	$(21,521)	$53,155

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(39,879)	$(46,846)	$(15,266)	$62,971	$(859)	$(39,879)
Depreciation and amortization	676	60,669	33,167	57,272	—	151,784
Change in deferred income taxes	21,324	3,645	(9,236)	(537)	—	15,196
Equity in income of subsidiaries	795	(1,654)	—	—	859	—
Non-cash interest expense	10,200	3,835	—	—	—	14,035
Gain or loss from asset disposal	—	—	—	175	—	175
Undistributed earnings from affiliates	—	(21,712)	911	(6,499)	—	(27,300)
Stock-based compensation	34,589	—	—	—	—	34,589
Early extinguishment of debt	(4,829)	—	—	—	—	(4,829)
Restructuring and write-down of assets	—	—	54,075	—	—	54,075
Changes in working capital and other	(1,901)	10,145	(1,821)	15,829	(21)	22,231

Net cash provided by (used in) operating activities	20,975	8,082	61,830	129,211	(21)	220,077

Cash flows from investing activities:
Capital and wagering systems expenditures	(18)	(25,452)	(6,579)	(45,493)	—	(77,542)
Investments in subsidiaries	(407)	(137,066)	(4,948)	(240,153)	382,574	—
Investment in joint venture	—	—	—	—	—	—
Business acquisitions, net of cash acquired	—	—	(897)	(85,663)	—	(86,560)
Other assets and investments	10,375	(8,645)	(9,463)	(16,367)	—	(24,100)

Net cash used in investing activities	9,950	(171,163)	(21,887)	(387,676)	382,574	(188,202)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(267,598)	339,227	—	41,028	—	112,657
Excess tax benefit from equity-based
compensation plans	(1,305)	—	—	69	—	(1,236)
Payments of financing fees	(926)	(14,721)	—	—	—	(15,647)
Net proceeds from stock issue	1,912	(3,075)	143,616	242,034	(382,575)	1,912
Purchase of teasury stock	(5,539)	—	—	—	—	(5,539)
Other, principally intercompany balances	326,803	(158,418)	(180,903)	11,566	952	—

Net cash provided by (used in) financing activities	53,347	163,013	(37,287)	294,697	(381,623)	92,147

Effect of exchange rate changes on cash	—	—	—	1,362	(930)	432

Increase (decrease) in cash and cash equivalents	84,272	(68)	2,656	37,594	—	124,454
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents of held for sale operations at Decemer 31, 2009	—	—	(1,406)	(3,556)	—	(4,962)

Cash and cash equivalents, end of year	$147,221	$136	$(278)	$113,052	$—	$260,131

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income (loss)	$(4,485)	$75,426	$9,405	$960	$(85,791)	$(4,485)
Depreciation and amortization	4,213	83,437	34,093	96,900	—	218,643
Change in deferred income taxes	(12,951)	(17,422)	17,256	(3,719)	—	(16,836)
Equity in income of subsidiaries	20,396	(106,187)	—	—	85,791	—
Non-cash interest expense	16,248	1,431	—	—	—	17,679
Gain or loss from asset disposal	—	141	—	553	—	694
Undistributed earnings from affiliates	—	(51,700)	(3,923)	(2,947)	—	(58,570)
Stock-based compensation	34,122	—	—	—	—	34,122
Early extinguishment of debt	2,960	—	—	—	—	2,960
Changes in working capital and other	(6,897)	37,323	8,698	(24,833)	—	14,291

Net cash provided by operating activities	53,606	22,449	65,529	66,914	—	208,498

Cash flows from investing activities:
Capital and wagering systems expenditures	(709)	(75,913)	(6,021)	(100,997)	—	(183,640)
Investments in subsidiaries	179,438	10,602	—	931	(190,971)	—
Investment in joint venture	—	—	—	5,605	—	5,605
Business acquisitions, net of cash acquired	—	—	(7,098)	(1,011)	—	(8,109)
Other assets and investments	(11,192)	(2,875)	(14,380)	(22,163)	—	(50,610)

Net cash used in investing activities	167,537	(68,186)	(27,499)	(117,635)	(190,971)	(236,754)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	(602,000)	745,867	—	37,503	—	181,370
Excess tax benefit from equity-based compensation plans	(104)	—	—	238	—	134
Payments of financing fees	—	(15,226)	—	—	—	(15,226)
Net proceeds from stock issue	(5,022)	(32,904)	(169,891)	25,407	185,720	3,310
Purchase of teasury stock	(23,144)	—	—	—	—	(23,144)
Other, principally intercompany balances	471,121	(651,677)	130,601	44,704	5,251	—

Net cash provided by (used in) financing activities	(159,149)	46,060	(39,290)	107,852	190,971	146,444

Effect of exchange rate changes on cash	—	—	—	(6,952)	—	(6,952)

Increase (decrease) in cash and cash equivalents	61,994	323	(1,260)	50,179	—	111,236
Cash and cash equivalents, beginning of period	955	(119)	(268)	28,835	—	29,403

Cash and cash equivalents, end of year	$62,949	$204	$(1,528)	$79,014	$—	$140,639

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(19) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries (Continued)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in thousands)

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net income	$53,155	$(2,256)	$(29,207)	$52,984	$(21,521)	$53,155
Depreciation and amortization	874	56,436	27,889	75,167	—	160,366
Change in deferred income taxes	(4,034)	(1,698)	8,064	(9,566)	—	(7,234)
Equity in income of subsidiaries	(5,177)	(16,344)	—	—	21,521	—
Non-cash interest expense	16,521	—	65	—	—	16,586
Undistributed earnings from affiliates	—	(37,632)	(3,330)	(290)	—	(41,252)
Stock-based compensation	5,708	360	19,065	179	—	25,312
Changes in working capital and other	18,709	(31,419)	1,632	(3,614)	—	(14,692)

Net cash provided by (used in) operating activities	85,756	(32,553)	24,178	114,860	—	192,241

Cash flows from investing activities:
Capital and wagering systems expenditures	(6,300)	12,760	(75,350)	(114,792)	22	(183,660)
Business acquisitions, net of cash acquired	—	—	(62,824)	(57,230)	—	(120,054)
Other assets and investments	(6,031)	44,803	(5,680)	(148,161)	40,359	(74,710)

Net cash used in investing activities	(12,331)	57,563	(143,854)	(320,183)	40,381	(378,424)

Cash flows from financing activities:
Net proceeds/payments on long-term debt	161,282	—	—	(182)	—	161,100
Excess tax benefit from equity-based compensation plans	10,569	—	—	—	—	10,569
Payments of financing fees	(790)	—	—	—	—	(790)
Net proceeds from stock issue	14,699	(238,010)	194,866	86,727	(43,125)	15,157
Other, principally intercompany balances	(259,903)	214,546	(79,541)	121,716	3,182	—

Net cash provided by (used in) financing activities	(74,143)	(23,464)	115,325	208,261	(39,943)	186,036

Effect of exchange rate changes on cash	1,673	21	(1,675)	2,178	(438)	1,759

Increase (decrease) in cash and cash equivalents	955	1,567	(6,026)	5,116	—	1,612
Cash and cash equivalents, beginning of period	—	(1,686)	5,758	23,719	—	27,791

Cash and cash equivalents, end of year	$955	$(119)	$(268)	$28,835	$—	$29,403

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited

	Quarter Ended 2009
	March 31 (a)	June 30 (b)	September 30 (c)	December 31 (d)
Total operating revenues	$230,690	$225,028	$239,146	$232,885
Total cost of instant ticket revenues, services and sales	141,184	129,106	138,286	140,892
Selling, general and administrative expenses	41,486	39,132	38,861	48,769
Write-down of assets held for sale	—	—	—	54,356
Employee termination costs	3,920	—	—	—
Depreciation and amortization	31,143	30,261	32,049	58,331
Operating income (loss)	12,957	26,529	29,950	(69,463)
Net income (loss)	$(25,190)	$20,346	$15,106	$(50,141)
Basic and diluted earnings per share:
Basic net income (loss) available to common shareholders	$(0.27)	$0.22	$0.16	$(0.54)

Diluted net income (loss) available to common shareholders	$(0.27)	$0.22	$0.16	$(0.54)

Weighted average number of shares used in per share calculations:
Basic shares	92,539	92,463	92,727	93,070

Diluted shares	92,539	93,959	94,028	93,070

(a)
Includes approximately $3,920 of employee termination costs as a result of cost reduction initiatives. Includes a gain on early extinguishment of long-term debt of $2,288 reflecting repurchase of $47,000 in aggregate principal amount of our Convertible Debentures. See Note 8 (Long-Term and Other Debt) for more information regarding the repurchase of our long-term debt. Net income includes an approximately $700 gain on forward contracts.

(b)
Includes a gain on early extinguishment of long-term debt of $1,401 reflecting repurchase of $84,403 in aggregate principal amount of our Convertible Debentures. Includes a gain on early extinguishment of long-term debt of $355 reflecting the repurchase of $12,925 in aggregate principal amount of our 2004 Notes. See Note 8 (Long-Term and Other Debt) for more information regarding the repurchase of our long-term debt.

(c)
Includes a gain on early extinguishment of long-term debt of $550 reflecting repurchase of $43,188 in aggregate principal amount of our Convertible Debentures. See Note 8 (Long-Term and Other Debt) for more information regarding the repurchase of our long-term debt.

(d)
Includes a write-down of assets held for sale of approximately $54,400. Depreciation and amortization includes approximately $24,700 in asset impairment charges as a result of underperforming Lottery Systems contracts in Connecticut and Maryland. Selling, general and administrative expenses reflects approximately $3,800 in due diligence acquisition charges, approximately $3,000 of restructuring advisory fees, $2,000 of CEO retirement costs and approximately $2,000 of professional fees related to the tender for the Italian instant ticket concession. Net income includes an approximately $4,000 net loss on forward contracts.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(20) Selected Quarterly Financial Data, Unaudited (Continued)

	Quarter Ended 2008
	March 31 (a)	June 30 (b)	September 30	December 31 (c)
Total operating revenues	$257,007	$305,969	$291,935	$263,918
Total cost of instant ticket revenues, services and sales	147,222	182,243	174,737	176,439
Selling, general and administrative expenses	47,016	49,050	41,937	46,210
Employee termination costs	2,772	—	—	10,923
Depreciation and amortization	34,504	35,108	36,487	112,544
Operating income (loss)	25,493	39,568	38,774	(82,198)
Net income (loss)	$16,663	$25,754	$22,166	$(69,068)
Basic and diluted earnings per share:
Basic net income (loss) available to common shareholders	$0.18	$0.28	$0.24	$(0.75)

Diluted net income (loss) available to common shareholders	$0.18	$0.27	$0.23	$(0.75)

Weighted average number of shares used in per share calculations:
Basic shares	93,314	92,645	92,841	92,704

Diluted shares	94,718	94,420	94,626	92,704

(a)
Includes approximately $2,800 of employee termination costs as a result of cost reduction initiatives. Includes a charge of approximately $1,800 as a result of the Global Draw earn-out.

(b)
Includes early extinguishment of long-term debt of $2,960 reflecting the write-off of unamortized deferred financing fees related to the credit agreement, dated as of December 23, 2004, as amended and restated as of January 24, 2007, which was terminated and replaced with the Credit Agreement. See Note 8 (Long-Term and Other Debt) for more information regarding the Credit Agreement. Includes a charge of approximately $1,700 as a result of the Global Draw earn-out.

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

(21) Recently Issued Accounting Guidance

        In September 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(21) Recently Issued Accounting Guidance (Continued)

Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product's essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence ("VSOE") or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these amendments to the ASC on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of our adoption or determine the timing and method of our adoption.

        In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity ("VIE") and requires enhanced disclosures to provide more information about an enterprise's involvement in a VIE. In addition, it requires an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling interest in a VIE. The analysis identifies the primary beneficiary of the VIE as the enterprise that has both (1) the power to direct the activities of the VIE and (2) the obligation to absorb losses of the VIE. This statement will be effective for us beginning in the first quarter of 2010. We are assessing the potential impact of adoption of this standard.

(22) Assets and Liabilities Held for Sale

        During the fourth quarter of 2009, we made a strategic decision to sell our racing and venue management businesses. As of December 31, 2009, the assets and liabilities of these businesses were classified as held for sale, and as a result we reported a write-down of long-lived assets held for sale of approximately $54,400 in our Consolidated Statement of Operations for the year ended December 31, 2009. The write-down of assets held for sale is included in the Diversified Gaming segment. The fair value of the assets held for sale was determined using Level 2 valuation techniques within the fair value hierarchy. On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech Plc ("Sportech") for aggregate consideration of $75 million. The transaction is expected to close in the first half of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech's financing arrangements, receipt of certain regulatory approvals and other customary conditions.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

(22) Assets and Liabilities Held for Sale (Continued)

        As of December 31, 2009 assets held for sale consisted of:

December 31, 2009
Cash and cash equivalents	$4,962
Accounts receivable, net of allowance	8,407
Inventories	2,002
Prepaid expenses, deposits and other current assets	3,806
Net property and equipment	28,551
Intangible assets, net	28,896
Other assets and investments	14,478

$91,102

        As of December 31, 2009 liabilities held for sale consisted of:

December 31, 2009
Accounts payable	$6,416
Accrued liabilities	$9,694
Deferred income taxes	$134
Other long-term liabilities	$3,853

Total liabilities held for sale	$20,097

SCHEDULE II

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other (1)	Deductions (2)	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$6,465	2,074	3,921	2,478	2,140
Year ended December 31, 2008
Allowance for doubtful accounts	$9,184	1,841	—	4,560	6,465
Year ended December 31, 2007
Allowance for doubtful accounts	$6,682	4,772	—	2,270	9,184

(1)
Racing assets held for sale.

(2)
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

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

        Information relating to our executive officers is included in Part I of this Annual Report on Form 10-K, as permitted by General Instruction G(3). The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information about the shares of our common stock that may be issued upon the exercise of stock options, warrants and other stock rights under all of our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	(in thousands, except for per share amounts)
Equity compensation plans approved by security holders (1)	7,835,184	$20.99	4,460,953
Equity compensation plans not approved by security holders (2)	719,430	$26.54	69,157

Total	8,554,614	$21.63	4,530,110

(1)
The "Equity compensation plans approved by security holders" consist of the 1997 Incentive Compensation Plan, the 2002 Employee Stock Purchase Plan, and the 2003 Incentive Compensation Plan.

(2)
The "Equity compensation plans not approved by security holders" consist of employment inducement stock options awarded during 2003 and 2005, the 1995 Equity Incentive Plan, and warrants issued in 2007 to Hasbro, Inc. under the terms of a license agreement.

(3)
The weighted average exercise price of outstanding awards does not take into account the shares issuable upon vesting of restricted stock units which have no exercise price. At December 31, 2009, there were a total of 1,586,196 shares subject to restricted stock units which were granted under the 2003 Incentive Compensation Plan, including approximately 768,191 vested restricted stock units that are subject to deferral under certain arrangements or conditions.

        Inducement Stock Options.    At December 31, 2009, 637,500 options granted during 2003 and 2005 under employment inducement award agreements to newly hired employees remained outstanding. The options were granted at exercise prices ranging from $5.88 to $29.18 per share and each such option has a ten-year term and becomes exercisable in four or five equal annual installments, on each of the first four or five anniversaries of the date of grant.

        The 1995 Equity Incentive Plan.    The 1995 Equity Incentive Plan (the "1995 Plan"), which was originally adopted by our Board of Directors in May 1995, authorizes grants of non-qualified stock options, deferred stock and other stock-related awards to employees who are not executive officers or directors. As of December 31, 2009, approximately 42,000 shares were subject to outstanding awards under the 1995 Plan and approximately 69,000 shares remained available for grant under the 1995 Plan. The 1995 Plan is administered by the Compensation Committee, which is authorized to select the participants, determine the type of awards to be granted and the number of shares of common stock to which awards will relate, specify times at which awards will be exercisable, set other terms and conditions of such awards, interpret and specify rules and regulations relating to the 1995 Plan, and make all other determinations that may be necessary or advisable for the administration of the 1995 Plan. The Board may amend, suspend, discontinue, or terminate the 1995 Plan or the Committee's authority to grant awards thereunder without stockholder approval, except as required by law or regulation or under the Nasdaq rules which would require stockholder approval for material modifications of the 1995 Plan. Unless earlier terminated, the 1995 Plan will terminate at such time that no shares reserved under the 1995 Plan remain available and we have no further obligation with respect to any outstanding award.

        Hasbro Warrants.    On December 15, 2006, we entered into a licensing agreement with Hasbro, Inc. for the use of certain Hasbro brands in multiple lottery platforms. Under the terms of the agreement we issued warrants to Hasbro to purchase 40,000 shares of our common stock at a purchase price of $32.98 per share. The warrants may be exercised at any time before February 28, 2012.

        The other information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2010, the information called for by this item will be filed as part of an amendment to this Annual Report on Form 10-K on or before such date, in accordance with General Instruction G(3).

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
4.12
Registration Rights Agreement, dated June 11, 2008, among Scientific Games International, Inc., the Company, the subsidiary guarantors listed therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives for the initial purchasers listed therein, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.13
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).
4.14
Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.15
Registration Rights Agreement, dated as of May 21, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.16
Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company's Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.14 above).

Exhibit Number	Description
4.17	Registration Rights Agreement, dated November 5, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers named therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2009).
10.1
Amendment and Restatement Agreement, dated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank. N.A. as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and collateral Agreement, dated as of June 9, 2008, among SGI, as borrower, the company, as the guarantor, ad each of the other subsidiaries of the Company party thereto, in favor of JPMorgan Chase bank, N.A., as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2009).
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
10.3
Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
10.4
Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
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
10.7
Stock Purchase Agreement, dated as of May 1, 2007, among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).

Exhibit Number	Description
10.8	Agreement, dated April 20, 2006, among the Company, Scientific Games International Holdings Limited, Scientific Games Beteiligungsgesellschaft mbH, Walter Grubmueller, Stephen George Frater, The Trustees of Warero Privatsitiftung and Jeffery Frederick Nash for the sale and purchase of the entire issued share capital of Neomi Associates, Inc. and Research and Development GmbH (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 26, 2006).
10.9
Share Purchase and Sale Agreement, dated April 4, 2005, among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2009).*
10.14
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.15
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
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

Exhibit Number	Description
10.20	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.21
Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).*
10.22
Employment Agreement dated as of May 1, 2008 by and between the Company and Joseph R. Wright (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.23
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.24
Second Amendment to Employment Agreement dated as of April 22, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009).*
10.25
Third Amendment to Employment Agreement dated as of October 26, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008 and the Second Amendment dated as of April 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2009).*
10.26
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.27
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.28
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*

Exhibit Number	Description
10.29	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.30
Employment Agreement dated as of November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*
10.31
Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird (effective as of January 1, 2006), which amended Mr. Laird's Employment Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.32
Letter Agreement dated as of October 7, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.33
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.34
Separation Agreement dated as of March 27, 2009 by and between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2009).*
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.36
Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.38
Superseding Employment, Separation, Non-Competition and General Release Agreement dated as of March 5, 2009 by and between the Company and Sally L. Conkright (executed on January 14, 2009) (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description
10.39	Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.40
Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.41
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.42
Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.43
Amendment to Superseding Employment, Separation and General Release Agreement dated as of December 30, 2008 by and between the Company and William J. Huntley, which amended Mr. Huntley's Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.44
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.45
Letter Agreement dated as of August 5, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2008).*
10.46
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of August 5, 2008 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.47
Letter Agreement dated as of April 16, 2009 between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (executed on August 2, 2006), as amended by the Letter Agreement dated as of August 5, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009).*
10.48
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*

Exhibit Number	Description
10.49	Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.50
Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.51
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.52
Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.53
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.54
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.55
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009).*
10.56	Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason.*(†)
10.57	Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005.*(†)
10.58
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007.*(†)
10.59
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008.*(†)
12	Computation of Ratio of Earnings to Fixed Charges.(†)
21	List of Subsidiaries.(†)

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
99.2	Financial Statements of Consorzio Lotterie Nazionali.(†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2010	SCIENTIFIC GAMES CORPORATION
/s/ MICHAEL R. CHAMBRELLO
Michael R. Chambrello, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2010.

Signature	Title

/s/ MICHAEL R. CHAMBRELLO Michael R. Chambrello	Chief Executive Officer and Director (principal executive officer)
/s/ JEFFREY S. LIPKIN Jeffrey S. Lipkin	Vice President and Chief Financial Officer (principal financial officer)
/s/ STEPHEN L. GIBBS Stephen L. Gibbs	Vice President, Chief Accounting Officer and Corporate Controller (principal accounting officer)
/s/ A. LORNE WEIL A. Lorne Weil	Chairman of the Board
/s/ PETER A. COHEN Peter A. Cohen	Vice Chairman of the Board
/s/ DAVID L. KENNEDY David L. Kennedy	Vice Chairman of the Board
/s/ JOSEPH R. WRIGHT Joseph R. Wright	Director

Signature	Title

/s/ GERALD J. FORD Gerald J. Ford	Director
/s/ J. ROBERT KERREY J. Robert Kerrey	Director
/s/ ERIC M. TURNER Eric M. Turner	Director
/s/ RONALD O. PERELMAN Ronald O. Perelman	Director
/s/ BARRY F. SCHWARTZ Barry F. Schwartz	Director
/s/ MICHAEL J. REGAN Michael J. Regan	Director

 EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 20, 2003 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
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
4.12
Registration Rights Agreement, dated June 11, 2008, among Scientific Games International, Inc., the Company, the subsidiary guarantors listed therein, and J.P. Morgan Securities Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives for the initial purchasers listed therein, relating to the 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 13, 2008).
4.13
Form of 7.875% Senior Subordinated Notes due 2016 (incorporated by reference to Exhibits 4.3(a) and 4.3(b) to the Company's Registration Statement on Form S-3ASR (No. 333-155346) filed on November 13, 2008).
4.14
Indenture, dated as of May 21, 2009, among Scientific Games International, Inc., as issuer, the Company, as a guarantor, the subsidiary guarantors party thereto, and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.15
Registration Rights Agreement, dated as of May 21, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers listed therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 27, 2009).
4.16
Form of 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibits 4.31(a) and 4.31(b) to the Company's Registration Statement on Form S-4 (No. 333-161268) filed on August 11, 2009 and included in Exhibit 4.14 above).
4.17
Registration Rights Agreement, dated November 5, 2009, among Scientific Games International, Inc., the Company, the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as representatives for the initial purchasers named therein, relating to the 9.25% Senior Subordinated Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 12, 2009).

Exhibit Number	Description
10.1	Amendment and Restatement Agreement, dated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank. N.A. as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and collateral Agreement, dated as of June 9, 2008, among SGI, as borrower, the company, as the guarantor, ad each of the other subsidiaries of the Company party thereto, in favor of JPMorgan Chase bank, N.A., as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2009).
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
10.3
Stockholders' Agreement, dated September 6, 2000, among the Company, MacAndrews & Forbes Holdings Inc. (formerly known as Mafco Holdings Inc.) ("MacAndrews") (as successor in interest under the agreement to Cirmatica Gaming S.A.) and Ramius Securities, LLC (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000).
10.4
Supplemental Stockholders' Agreement, dated June 26, 2002, among the Company and MacAndrews (as successor in interest to Cirmatica Gaming S.A.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
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
10.7
Stock Purchase Agreement, dated as of May 1, 2007, among François-Charles Oberthur Fiduciaire, S.A., the Company and Scientific Games Holdings (Canada) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 7, 2007).
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

Exhibit Number	Description
10.9	Share Purchase and Sale Agreement, dated April 4, 2005, among Scientific Games Chile Limitada, Epicentro S.A. and Inversiones Y Aesorias Iculpe Limitada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2005).
10.10	1992 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998).*
10.11	1995 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997).*
10.12	1997 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10.13	2003 Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 19, 2009).*
10.14
Elective Deferred Compensation Plan (Executive Deferred Compensation Plan and Non-Employee Directors Deferred Compensation Plan) (effective January 1, 2005, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.15
Frozen Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.16	2002 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.17
Employment Agreement dated as of January 1, 2006 by and between the Company and A. Lorne Weil (executed on August 8, 2006) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.18
Letter dated August 2, 2007 between A. Lorne Weil and the Company with respect to payment of Mr. Weil's deferred compensation upon a termination of employment under Mr. Weil's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
10.19
Amendment to Employment Agreement dated as of May 1, 2008 by and between the Company and A. Lorne Weil (executed on May 12, 2008), which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.20
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendment dated as of May 1, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description
10.21	Third Amendment to Employment Agreement dated as of May 29, 2009 between the Company and A. Lorne Weil, which amended Mr. Weil's Employment Agreement dated as of January 1, 2006, as amended by the Letter dated August 2, 2007 and the Amendments dated as of May 1, 2008 and December 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2009).*
10.22
Employment Agreement dated as of May 1, 2008 by and between the Company and Joseph R. Wright (executed on May 14, 2008) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.23
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.24
Second Amendment to Employment Agreement dated as of April 22, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009).*
10.25
Third Amendment to Employment Agreement dated as of October 26, 2009 between the Company and Joseph R. Wright, which amended Mr. Wright's Employment Agreement dated as of May 1, 2008 (executed on May 14, 2008), as amended by the Amendment dated as of December 30, 2008 and the Second Amendment dated as of April 22, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2009).*
10.26
Employment Agreement dated as of July 1, 2005 between the Company and Michael Chambrello (executed on June 17, 2005) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.27
Letter Agreement dated as of August 2, 2006 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.28
Letter Agreement dated as of May 8, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 14, 2008).*
10.29
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Michael R. Chambrello, which amended Mr. Chambrello's Employment Agreement dated as of July 1, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of May 8, 2008 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.30
Employment Agreement dated as of November 1, 2002 between the Company and DeWayne E. Laird (executed on May 17, 2004) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).*

Exhibit Number	Description
10.31	Letter Agreement dated as of August 2, 2006 by and between the Company and DeWayne E. Laird (effective as of January 1, 2006), which amended Mr. Laird's Employment Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.32
Letter Agreement dated as of October 7, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.33
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and DeWayne E. Laird, which amended Mr. Laird's Employment Agreement dated as of November 1, 2002, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.34
Separation Agreement dated as of March 27, 2009 by and between the Company and DeWayne E. Laird (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2009).*
10.35
Employment Agreement dated as of January 1, 2006 by and between the Company and Robert C. Becker (executed on August 2, 2006) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.36
Letter Agreement dated as of October 7, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.37
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Robert C. Becker, which amended Mr. Becker's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 7, 2008 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.38
Superseding Employment, Separation, Non-Competition and General Release Agreement dated as of March 5, 2009 by and between the Company and Sally L. Conkright (executed on January 14, 2009) (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.39
Employment Agreement dated as of January 1, 2006 by and between the Company and Larry Potts (executed on August 2, 2006) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.40
Letter Agreement dated as of October 2, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*

Exhibit Number	Description
10.41	Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Larry Potts, which amended Mr. Potts' Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of October 2, 2008 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.42
Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 by and between Scientific Games International, Inc. and William J. Huntley (executed on June 3, 2008) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).*
10.43
Amendment to Superseding Employment, Separation and General Release Agreement dated as of December 30, 2008 by and between the Company and William J. Huntley, which amended Mr. Huntley's Superseding Employment, Separation and General Release Agreement dated as of July 1, 2008 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.44
Employment Agreement dated as of January 1, 2006 by and between Scientific Games International, Inc. and Steven M. Saferin (executed on August 2, 2006) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*
10.45
Letter Agreement dated as of August 5, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 8, 2008).*
10.46
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006, as amended by the Letter Agreement dated as of August 5, 2008 (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.47
Letter Agreement dated as of April 16, 2009 between the Company and Steven M. Saferin, which amended Mr. Saferin's Employment Agreement dated as of January 1, 2006 (executed on August 2, 2006), as amended by the Letter Agreement dated as of August 5, 2008 and the Amendment dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009).*
10.48
Employment and Severance Benefits Agreement dated December 15, 2005 between the Company and Ira H. Raphaelson (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10.49
Letter Agreement dated as of August 2, 2006 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment Agreement dated December 15, 2005 (effective as of February 1, 2006) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).*

Exhibit Number	Description
10.50	Letter Agreement dated as of October 6, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.51
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Ira H. Raphaelson, which amended Mr. Raphaelson's Employment and Severance Benefits Agreement dated December 15, 2005, as amended by the Letter Agreement dated as of August 2, 2006 and the Letter Agreement dated as of October 6, 2008 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.52
Employment Agreement dated as of February 11, 2009 (effective as of January 1, 2009) by and between the Company and Stephen L. Gibbs (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).*
10.53
Employment Inducement Stock Option Grant Agreement dated July 1, 2005 between the Company and Michael Chambrello (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).*
10.54
Employment Inducement Stock Option Grant Agreement dated August 8, 2005 between the Company and Steven Beason (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10.55
Employment Agreement dated as of March 2, 2009 (effective April 1, 2009) by and between the Company and Jeff Lipkin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2009).*
10.56	Employment Agreement dated as of August 8, 2005 by and between the Company and Steven W. Beason.*(†)
10.57	Letter Agreement dated as of August 30, 2007 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated August 8, 2005.*(†)
10.58
Letter Agreement dated as of June 17, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007.*(†)
10.59
Amendment to Employment Agreement dated as of December 30, 2008 by and between the Company and Steven W. Beason, which amended Mr. Beason's Employment Agreement dated as of August 8, 2005, as amended by the Letter Agreement dated as of August 30, 2007 and the Letter Agreement dated as of June 17, 2008.*(†)
12	Computation of Ratio of Earnings to Fixed Charges.(†)
21	List of Subsidiaries.(†)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.(†)
23.2	Consent of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.(†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(†)
99.1	Report of Reconta Ernst & Young S.p.A., Independent Registered Public Accounting Firm.(†)
99.2	Financial Statements of Consorzio Lotterie Nazionali.(†)

*
Management contracts and compensation plans and arrangements.

(†)
Filed herewith.

QuickLinks

PART I FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF MATTERS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. RESERVED
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Scientific Games Corporation, The NASDAQ Composite Index, Old Peer Group and New Peer Group
  ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA (in thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Principal Amount by Expected Maturity—Average Interest Rate December 31, 2009 (Dollars in thousands)
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2009 and 2008 (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2009 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2009 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME Year Ended December 31, 2007 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2009 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2008 (in thousands)
SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS Year Ended December 31, 2007 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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