Form 10-Q
period 2010-03-31
SCIENTIFIC GAMES CORP
filed 2010-05-10
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2010:

Class A Common Stock:  94,109,154

Class B Common Stock:  None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE MONTHS ENDED MARCH 31, 2010

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon management’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, our joint ventures and strategic investments and relationships; inability to complete the proposed sale of our racing and venue management businesses; seasonality; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2010 and December 31, 2009

(Unaudited, in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$260,913	$260,131
Accounts receivable, net of allowance for doubtful accounts of $2,257 and $2,140 as of March 31, 2010 and December 31, 2009, respectively	158,912	177,967
Inventories	69,911	73,940
Deferred income taxes, current portion	18,869	22,557
Prepaid expenses, deposits and other current assets	51,782	47,031
Assets held for sale	91,091	91,102
Total current assets	651,478	672,728
Property and equipment, at cost	761,667	751,713
Less accumulated depreciation	(298,988)	(283,274)
Property and equipment, net	462,679	468,439
Goodwill, net	752,220	772,732
Intangible assets, net	76,034	79,822
Other assets and investments	306,749	298,071
Total assets	$2,249,160	$2,291,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$15,402	$24,808
Accounts payable	45,342	57,309
Accrued liabilities	126,846	122,989
Liabilities held for sale	17,939	20,097
Total current liabilities	205,529	225,203
Deferred income taxes	36,328	37,418
Other long-term liabilities	66,020	67,158
Long-term debt, excluding current installments	1,338,355	1,342,255
Total liabilities	1,646,232	1,672,034

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, and 94,095 and 93,883 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	941	939
Additional paid-in capital	658,527	651,348
Accumulated earnings	23,067	18,180
Treasury stock, at cost, 3,130 shares held as of March 31, 2010 and December 31, 2009	(48,125)	(48,125)
Accumulated other comprehensive income (loss)	(31,482)	(2,584)
Total stockholders’ equity	602,928	619,758
Total liabilities and stockholders’ equity	$2,249,160	$2,291,792

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Instant ticket revenue	$109,099	$110,077
Services	93,704	100,261
Sales	13,536	20,352
Total revenues	216,339	230,690
Operating expenses:
Cost of instant ticket revenue (exclusive of depreciation and amortization)	63,917	67,094
Cost of services (exclusive of depreciation and amortization)	54,442	58,668
Cost of sales (exclusive of depreciation and amortization)	10,266	15,422
Selling, general and administrative expenses	38,556	41,486
Employee termination costs	—	3,920
Depreciation and amortization	27,655	31,143
Operating income	21,503	12,957
Other (income) expense:
Interest expense	24,714	18,809
Equity in earnings of joint ventures	(15,812)	(15,098)
Early extinguishment of debt	—	(2,288)
Other (income) expense, net	5,982	(1,917)
	14,884	(494)
Income before income taxes	6,619	13,451
Income tax expense	1,732	38,641
Net income (loss)	$4,887	$(25,190)

Net income (loss) per share:
Basic net income (loss) per share	$0.05	$(0.27)
Diluted net income (loss) per share	$0.05	$(0.27)

Weighted-average number of shares used in per share calculations:
Basic shares	93,993	92,539
Diluted shares	94,662	92,539

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,887	$(25,190)

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,655	31,143
Change in deferred income taxes	70	35,552
Stock-based compensation	7,090	11,278
Non-cash interest expense	1,655	4,432
Undistributed equity in earnings of joint ventures	(10,697)	(15,098)
Gain on early extinguishment of debt	—	(2,288)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	17,119	16,523
Inventories	2,432	2,449
Accounts payable	(13,124)	(10,302)
Accrued liabilities	5,034	655
Other current assets and liabilities	(1,121)	234
Other	(212)	987
Net cash provided by operating activities	40,788	50,375

Cash flows from investing activities:
Capital expenditures	(1,706)	(765)
Wagering systems expenditures	(12,411)	(14,113)
Other intangible assets and software expenditures	(7,787)	(7,525)
Proceeds from asset disposals	399	250
Change in other assets and liabilities, net	289	281
Business acquisitions, net of cash acquired	(106)	(1,129)
Net cash used in investing activities	(21,322)	(23,001)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	28,325	18,421
Payment on long-term debt	(38,896)	(62,139)
Payment of financing fees	(3,776)	(2,906)
Purchases of treasury stock	—	(5,539)
Net proceeds from issuance of common stock	(242)	(1,259)
Net cash used in financing activities	(14,589)	(53,422)
Effect of exchange rate changes on cash and cash equivalents	(5,170)	(5,888)
Increase (decrease) in cash and cash equivalents	(293)	(31,936)
Cash and cash equivalents, beginning of period	260,131	140,639
Cash and cash equivalents of held for sale operations at March 31, 2010	1,075	—
Cash and cash equivalents, end of period	$260,913	$108,703

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In the opinion of management, all adjustments necessary to present fairly our consolidated financial position as of March 31, 2010, the results of our operations for the three months ended March 31, 2010 and 2009 and our cash flows for the three months ended March 31, 2010 and 2009 have been made.  Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net Income (Loss) Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per share available to common stockholders for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Income (numerator)
Net income (loss)	$4,887	$(25,190)

Shares (denominator)
Weighted-average basic common shares outstanding	93,993	92,539
Effect of dilutive securities-stock rights	669	—
Weighted-average diluted common shares outstanding	94,662	92,539

Basic and diluted per share amounts
Basic net income (loss) per share	$0.05	$(0.27)
Diluted net income (loss) per share	$0.05	$(0.27)

The weighted-average diluted common shares outstanding for the three months ended March 31, 2010 excludes the effect of approximately 5,835 weighted-average stock rights outstanding, because their effect would be anti-dilutive.  During the first quarter of 2009, there were no dilutive stock rights or shares related to our 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”) due to the net loss reported for the period.

The aggregate number of shares that we could be obligated to issue upon conversion of the remaining $9,943 in aggregate principal amount of our Convertible Debentures, is approximately 342.  Our Convertible Debentures provide for net share settlement upon conversion.  In December 2004, we purchased a bond hedge to mitigate the potential dilution from conversion of our Convertible Debentures during the term of the bond hedge.

(2) Operating Segment Information

We operate in three segments:  Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

The following tables represent revenues, cost of revenues, depreciation, amortization, selling, general and administrative expenses and operating income for the three month periods ended March 31, 2010 and 2009, by reportable segments. Corporate expenses, including interest expense, other (income) expense, (gain) loss on early extinguishment of debt, corporate depreciation and amortization and corporate employee termination costs, are not allocated to the reportable segments.

	Three Months Ended March 31, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Instant ticket revenue	$109,099	$—	$—	$109,099
Service revenues	—	48,187	45,517	93,704
Sales revenues	2,870	9,711	955	13,536
Total revenues	111,969	57,898	46,472	216,339

Cost of instant ticket revenue (exclusive of depreciation and amortization)	63,917	—	—	63,917
Cost of services (exclusive of depreciation and amortization)	—	26,673	27,769	54,442
Cost of sales (exclusive of depreciation and amortization)	2,008	7,459	799	10,266
Selling, general and administrative expenses	12,348	7,278	6,373	25,999
Employee termination costs	—	—	—	—
Depreciation and amortization	8,537	10,814	8,181	27,532
Segment operating income	$25,159	$5,674	$3,350	$34,183
Unallocated corporate costs				$12,680
Consolidated operating income				$21,503

	Three Months Ended March 31, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Instant ticket revenue	$110,077	$—	$—	$110,077
Service revenues	—	52,068	48,193	100,261
Sales revenues	4,590	13,869	1,893	20,352
Total revenues	114,667	65,937	50,086	230,690

Cost of instant ticket revenue (exclusive of depreciation and amortization)	67,094	—	—	67,094
Cost of services (exclusive of depreciation and amortization)	—	28,875	29,793	58,668
Cost of sales (exclusive of depreciation and amortization)	2,601	11,808	1,013	15,422
Selling, general and administrative expenses	11,523	7,490	5,176	24,189
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	7,679	10,732	12,557	30,968
Segment operating income	$23,754	$6,907	$1,114	$31,775
Unallocated corporate costs				$17,472
Corporate employee terminaion costs				$1,346
Consolidated operating income				$12,957

The following table provides a reconciliation of segment operating income to consolidated income before income taxes for each period:

	Three Months Ended
	March 31,
	2010	2009
Reported segment operating income	$34,183	$31,775
Unallocated corporate costs	(12,680)	(17,472)
Corporate employee termination costs	—	(1,346)
Consolidated operating income	21,503	12,957
Interest expense	(24,714)	(18,809)
Equity in earnings of joint ventures	15,812	15,098
Other income (expense), net	(5,982)	1,917
Gain on early extinguishment of debt	—	2,288
Income before income taxes	$6,619	$13,451

In evaluating financial performance, we focus on operating income as a segment’s measure of profit or loss. Operating income is income before interest income, interest expense, equity in earnings of joint ventures, corporate expenses and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1 of our Notes to Consolidated Financial Statements in our 2009 Annual Report on Form 10-K).

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica Group S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium holds a concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery.  The concession commenced in mid-2004 and expires on May 31, 2010. Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, the instant ticket management system and systems support.  We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica Group S.p.A. in the lottery operations.  We account for this investment using the equity method of accounting.  For the three months ended March 31, 2010 and 2009, we recorded income of $13,400 and $14,115, respectively, representing our share of the earnings of CLN in each period.  During the second quarter of 2010, we received a cash distribution of approximately $27,800 from CLN.

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s existing concession. Although a maximum of four concessions could have been granted under the terms of the tender, our bidding group was the only group that submitted a bid. Under the terms of the tender, the winning bidding group would be responsible for upfront payments totaling €800,000 (which upfront payments would be evenly divided in the event more than one bidding group was awarded a concession). The new concession would have an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years.

In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN.  In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process until May 10, 2010.  The terms of the tender process are essentially unchanged and bidding is open to any major European gaming operator that meets the technical specifications set forth in the tender.  The new concession is expected to begin on June 1, 2010, or as soon thereafter as the statutory obligations required by the tender have been met and the contracting process has been completed.

The current members of CLN intend to bid under the re-opened tender process.  In the event our bidding group is awarded the sole concession, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104,000 payable within 15 days after the award is made and €56,000 payable on or about November 30, 2010.  We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.  In the event that the Monopoli di Stato awards more than one concession, the foregoing payments would be correspondingly reduced.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s existing concession or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements.  In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN.  However, we cannot guarantee that we will be able to enter into definitive governing agreements, we cannot predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights) nor can we determine the impact resulting from the structure of the new bid on the timing or amount of foreign taxes we will incur and the resulting foreign tax credits which could impact the Company’s effective tax rate and the valuation of certain of the Company’s deferred tax assets in future periods.

(4) Comprehensive Income (Loss)

The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$4,887	$(25,190)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(28,864)	(29,117)
Loss on derivative financial instruments	(34)	(108)
Other comprehensive income (loss)	(28,898)	(29,225)
Comprehensive income (loss)	$(24,011)	$(54,415)

(5) Inventories

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Parts and work-in-process	$20,664	$26,643
Finished goods	49,247	47,297
	$69,911	$73,940

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

(6) Long-Term Debt

Credit Agreement

In February 2010, we amended and restated our credit agreement, dated as of June 9, 2008 (as amended and restated, the “Credit Agreement”), among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket concession tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech Limited or its affiliates (“Playtech”).  For additional information regarding the amendments we entered into in February 2010, please refer to our Current Report on Form 8-K filed on February 19, 2010.

The Credit Agreement provides for a $250,000 senior secured revolving credit facility and a $550,000 senior secured term loan credit facility.

The Credit Agreement will terminate on June 9, 2013, provided that the revolving credit facility and the term loan credit facility will both mature on February 7, 2011 unless either:

•                                          no amounts remain outstanding under the two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the “Global Draw Promissory Notes”) on such date; or

•                                          the sum of the available revolving credit facility commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement on such date is not less than the sum of the principal amount of the Global Draw Promissory Notes then outstanding plus $50,000.

The revolving credit facility and the term loan credit facility will both mature on September 15, 2012, unless one of the following conditions is met:

•                                          our 6.25% senior subordinated notes due 2012 (the “2004 Notes”) are refinanced, redeemed or defeased on or prior to such date; or

•                                          the sum of the available revolving credit facility commitments plus the unrestricted cash of SGI and the guarantors under the Credit Agreement on such date is not less than the sum of the principal amount of our 2004 Notes then outstanding plus $50,000.

We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy those conditions or to repay any accelerated indebtedness under the Credit Agreement, or to repay the Global Draw Promissory Notes in 2011 or our 2004 Notes in 2012.

On March 1, 2010, we had sufficient unrestricted cash and availability under the revolving credit facility to satisfy the liquidity condition in the Credit Agreement related to our Convertible Debentures and thereby prevent the acceleration of borrowings under the Credit Agreement.

Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement.

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

During the term of the Credit Agreement, SGI will pay its lenders a fee, payable quarterly in arrears on the third business day after the last day of each of March, June, September and December and the last day of the revolving commitment period, equal to the product of (1) the available revolving credit facility commitments and (2) either 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00; provided that, until March 30, 2010, the fee rate shall be deemed to be 0.75% per annum.

The Company and its direct and indirect 100%-owned domestic subsidiaries (other than SGI) have guaranteed the payment of SGI’s obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100%- owned domestic subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors held by SGI and the guarantors.

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

In addition, the Credit Agreement requires us to maintain the following financial ratios:

•                  a “Consolidated Leverage Ratio” as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  5.75 to 1.00 (fiscal quarter ended December 31, 2009 through March 31, 2012);

•                  5.50 to 1.00 (fiscal quarter ending June 30, 2012); and

•                  5.25 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter);

“Consolidated Leverage Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (defined as the aggregate principal amount of our indebtedness, determined on a consolidated basis and required to be reflected on our balance sheet in accordance with Generally Accepted Accounting Principles (“GAAP”)) on such day, to (2) Consolidated EBITDA (as defined below) for the period of four consecutive fiscal quarters then ended.

•                  a “Consolidated Senior Debt Ratio” as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  2.75 to 1.00 (fiscal quarter ended December 31, 2009 through June 30, 2012); and

•                  2.50 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter);

“Consolidated Senior Debt Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than our 2004 Notes, our 7.875% senior subordinated notes due 2016 (the “2008 Notes”), our 9.25% senior subordinated notes due 2019 (the “2009 Notes”), our Convertible Debentures and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

•                  a “Consolidated Interest Coverage Ratio” for any period of four consecutive fiscal quarters of not less than the ratio set forth below with respect to such period or with respect to the period during which such four consecutive fiscal quarters ends:

•                  2.50 to 1.00 (four consecutive fiscal quarters ending December 31, 2009 and through June 30, 2010); and

•                  2.25 to 1.00 (four consecutive fiscal quarters ending September 30, 2010 and thereafter).

“Consolidated Interest Coverage Ratio” means, for any period, the ratio of (1) Consolidated EBITDA for such period to (2) total cash interest expense with respect to all outstanding debt of the Company and its subsidiaries for such period.

“Consolidated EBITDA” means, for any period, “Consolidated Net Income” (i.e., our consolidated net income (or loss) excluding, among other items, the income (or deficit) of our joint venture entities except to the extent that such income is actually received by us in the form of distributions or payments in respect of loans made by us to such joint venture entities in lieu of equity investments) for such period plus, to the extent reflected as a charge in the statement of such Consolidated Net Income for such period, the sum of:

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

•                                          earn-out payments with respect to certain acquisitions that we have made, such as our acquisition of The Global Draw Limited and certain related companies (“Global Draw”), or any “Permitted Acquisitions” (generally, acquisitions of companies that are primarily engaged in the same or related line of business and that become subsidiaries of ours, or acquisitions of all or substantially all of the assets of another company or division or business unit of another company), including any loss or expense with respect to such earn-out payments;

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

•                                          “Permitted Add-Backs” (i.e., (1) up to $15,000 (less the amount of certain permitted pro forma adjustments to Consolidated EBITDA in connection with material acquisitions) of charges incurred during any 12-month period in connection with (a) reductions in workforce, (b) contract losses, discontinued operations, shutdown expenses and cost reduction initiatives, (c) transaction expenses incurred in connection with potential acquisitions and divestitures, whether or not consummated, and (d) restructuring charges and transaction expenses incurred in connection with certain transaction with Playtech and (2) reasonable and customary costs incurred in connection with amendments to the Credit Agreement);

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

•                                          restructuring charges, transaction expenses and shutdown expenses incurred in connection with the disposition of all or part of our racing and venue management businesses, together with up to $7,325 of charges incurred in connection with discontinued operations and cost-reduction initiatives associated with such disposition; and

•                                          up to £5,250 during any four-quarter period of expenses or charges incurred in connection with the payment of license royalties or other fees to Playtech and for software services provided to Global Draw or Games Media Limited by Playtech;

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

The Credit Agreement generally requires mandatory prepayments of the term loan credit facility with the net cash proceeds from (1) the incurrence of indebtedness by us (excluding certain permitted debt) and (2) the sale of assets that yields to us net cash proceeds in excess of $5,000 (excluding certain permitted asset sales) or any settlement of or payment in respect of any property or casualty insurance claim or any condemnation proceeding relating to any of our assets.

Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the revolving credit facility, or a combination thereof, in a maximum aggregate amount of $200,000 at a later date.

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

We were in compliance with our covenants as of March 31, 2010.

As of March 31, 2010, we had approximately $181,850 available for additional borrowing or letter of credit issuance under our revolving credit facility. There were no borrowings and $68,150 in outstanding letters of credit under our revolving credit facility as of March 31, 2010.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the foregoing financial ratios.

Convertible Debentures

As of March 31, 2010 and December 31, 2009, the equity component of our Convertible Debentures was approximately $58,643.  The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
Principal	$9,943	$9,943
Unamortized discount	(86)	(212)
Net carrying amount	$9,857	$9,731

As of March 31, 2010, the remaining discount will be amortized over a period of approximately two months.

The effective interest rate on the liability component of our Convertible Debentures is approximately 6.25% for the three months ended March 31, 2010 and 2009.  The amount of interest cost recognized for the contractual interest coupon during the three months ended March 31, 2010 and 2009 was approximately $19 and $493, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of our Convertible Debentures during the three months ended March 31, 2010 and 2009 was approximately $126 and $3,301, respectively.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of March 31, 2010 the Hedge was measured at a fair value of $4,102 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations.  During the three months ended March 31, 2010 and 2009, we recorded a loss of approximately $34 and $108, respectively in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

During the first quarter of 2010, we entered into several short-term forward contracts (the “Forwards”) with various counterparties, which remain outstanding as of March 31, 2010. Under the Forwards, we locked in the price to purchase €80,000 during May 2010. The objective of the Forwards was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies.

As of March 31, 2010, the Forwards were measured as liabilities having a fair value of approximately $1,151 using Level 2 valuation techniques of the fair value hierarchy.

During the quarter ended March 31, 2010, we recorded a net loss of approximately $6,705 on forward contracts in our Consolidated Statement of Operations.  The loss on forward contracts is included in “other (income) expense, net.”

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of March 31, 2010 and December 31, 2009.  Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of March 31, 2010
Amortizable intangible assets:
Patents	$11,735	$(4,271)	$7,464
Customer lists	28,947	(17,283)	11,664
Licenses	64,786	(44,230)	20,556
Intellectual property	17,620	(17,106)	514
Lottery contracts	4,715	(4,232)	483
	127,803	(87,122)	40,681
Non-amortizable intangible assets:
Trade name	37,471	(2,118)	35,353
Total intangible assets	$165,274	$(89,240)	$76,034

Balance as of December 31, 2009
Amortizable intangible assets:
Patents	$11,657	$(4,073)	$7,584
Customer lists	29,706	(17,431)	12,275
Licenses	63,974	(41,825)	22,149
Intellectual property	18,581	(16,946)	1,635
Lottery contracts	4,907	(4,399)	508
	128,825	(84,674)	44,151
Non-amortizable intangible assets:
Trade name	37,789	(2,118)	35,671
Total intangible assets	$166,614	$(86,792)	$79,822

The aggregate intangible amortization expense for the three months ended March 31, 2010 and 2009 was approximately $4,300 and $4,800, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2009 to March 31, 2010.  In the first quarter of 2010, we recorded a decrease in goodwill of $20,512 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2009	$329,659	192,833	250,240	$772,732
Adjustments	(36)	(5,150)	(15,326)	(20,512)
Balance as of March 31, 2010	$329,623	187,683	234,914	$752,220

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Components of net periodic pension benefit cost:
Service cost	$471	$374
Interest cost	1,237	1,050
Expected return on plan assets	(1,226)	(891)
Amortization of actuarial gains/losses	140	113
Amortization of prior service costs	11	11
Net periodic cost	$633	$657

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement.  Effective January 1, 2010,  we increased the matching contributions from 25 cents on the dollar for the first 6% of contributions for a match of up to 1.5% of eligible compensation to 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(10) Income Taxes

The effective tax rates of 26.2% and 287.3%, respectively, for the three months ended March 31, 2010 and 2009 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  At March 31, 2009, the Company recorded a valuation allowance of $33,833 against the U.S. deferred tax asset related to pre-2009 foreign tax credit (“FTC”) carry forwards and this valuation allowance caused the effective tax rate for the three months ended March 31, 2009 to be greater than the effective tax rate for the comparable current year period. The effective tax rate for the three months ended March 31, 2010 also includes the benefit of the current year forecasted U.S. tax loss.

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

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes (“ASC 740”) when establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” ASC 740 defines a tax planning strategy as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.”

At March 31, 2010, the Company has total U.S. deferred tax assets (net of indefinite long lived assets and FTC carry forwards) of $115,710 consisting of federal net operating loss carry forwards of $8,228, state net operating loss carry forwards of $7,666, various federal and state tax credit carry forwards of $9,722, differences in financial reporting and tax basis for property and equipment of $39,294, share based compensation of $23,612 and other temporary differences of $27,188.  The Company determined it is “more likely than not” that its U.S. deferred tax assets (other than those related to its FTC carry forwards) will reverse against future sources of taxable income.

The Company is in the process of bidding on a new nine-year concession to operate the Italian Gratta e Vinci instant ticket lottery upon expiration of CLN’s existing concession.  If the Company is awarded the new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the concession consistent with the tender requirements.  The Company also entered into a definitive agreement on January 27, 2010 to sell its racing and venue management businesses to Sportech Plc (“Sportech”), which is expected to close in the second quarter of 2010, subject to the satisfaction of certain conditions.  We cannot determine the impact these events may have on the timing or amount of future sources of U.S. taxable income and the related impacts on the Company’s effective tax rate until the transactions close. In the event that estimates of U.S. future taxable income decreases as a result of the prospective new Italian concession or the sale of the racing and venue management businesses, or other possible future events, we may be required to establish a valuation allowance against that portion of our U.S. deferred tax assets that we then determine are “more likely than not” to not be realized and thereby to reduce the recorded amount of the deferred tax assets to the amount of the tax benefits we believe we will be able to use prior to their expiration dates.

At December 31, 2009, the Company had a deferred tax asset related to its FTC carry forward of $54,848.  The Company has and will continue to explore tax planning strategies to use all of its FTC carry forwards, but at December 31, 2009, the Company established a valuation allowance of $43,665 against the FTC deferred tax asset to reduce the asset to the net amount management estimates is “more likely than not” to be realized.

Further, the Company determined it is “more likely than not” that the foreign taxes generated in 2010 will not be realized in full against its U.S. tax liability during the FTC carry forward period.  As a result, the Company’s 2010 annual effective income tax rate will be greater than the federal statutory rate because of the valuation allowance established against the deferred tax asset for the FTC generated in 2010.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the three months ended March 31, 2010 and during the fiscal year ended December 31, 2009:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2010	2009
Shares outstanding as of beginning of period	93,883	92,601
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	212	1,804
Shares repurchased into treasury stock	—	(522)
Shares outstanding as of end of period	94,095	93,883

(12) Stock-Based Compensation

As of March 31, 2010, we had approximately 2,650 shares available for grants of equity awards under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2010 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	6,160	5.7	$21.56	$8,642
Granted	497		15.60
Exercised	(5)		12.21	14
Cancelled	(25)		27.08
Options outstanding as of March 31, 2010	6,627	5.8	$21.10	$7,937

Options exercisable as of March 31, 2010	4,591	4.8	$21.04	$7,178

The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 was $7.95.  For the three months ended March 31, 2010 and 2009, we recognized equity-based compensation expense of approximately $1,900 and $4,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $600 and $1,600, respectively.

As of March 31, 2010, we had unearned compensation of approximately $15,900 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the three months ended March 31, 2010 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2009	1,586	$19.54
Granted	897	15.49
Vested	(303)	20.38
Cancelled	(26)	17.49
Non-vested units as of March 31, 2010	2,154	$17.78

For the three months ended March 31, 2010 and 2009, we recognized equity-based compensation expense of approximately $5,200 and $6,400 related to the vesting of RSUs and the related tax benefit of approximately $2,000 and $2,500, respectively.  As of March 31, 2010, we had unearned compensation of approximately $31,900 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement, our 2008 Notes and our 2009 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes and our Convertible Debentures, which were issued by the Parent Company, are fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, our 2008 Notes, our 2009 Notes, our Convertible Debentures and our 2004 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$148,980	$154	$—	$114,952	$(3,173)	$260,913
Accounts receivable, net	—	67,184	36,236	55,492	—	158,912
Inventories	—	31,583	15,026	23,302	—	69,911
Other current assets	26,062	12,274	11,703	20,612	—	70,651
Assets held for sale	—	—	70,968	27,335	(7,212)	91,091
Property and equipment, net	1,874	173,954	43,780	243,071	—	462,679
Investment in subsidiaries	465,757	573,164	—	243,564	(1,282,485)	—
Goodwill	—	273,656	74,182	404,382	—	752,220
Intangible assets	—	42,648	25,808	7,578	—	76,034
Intercompany balances	160,299	—	104,872	—	(265,171)	—
Other assets	44,712	146,753	4,780	116,605	(6,101)	306,749
Total assets	$847,684	$1,321,370	$387,355	$1,256,893	$(1,564,142)	$2,249,160

Liabilities and stockholders’ equity
Current installments of long-term debt	$9,857	$5,500	$—	$45	$—	$15,402
Current liabilities	26,975	59,387	29,337	60,168	(3,679)	172,188
Liabilities held for sale	—	—	9,374	8,565	—	17,939
Long-term debt, excluding current installments	187,075	1,078,498	—	72,782	—	1,338,355
Other non-current liabilities	20,849	13,580	9,617	58,302	—	102,348
Intercompany balances	—	26,597	(38)	238,106	(264,665)	—
Stockholders’ equity	602,928	137,808	339,065	818,925	(1,295,798)	602,928
Total liabilities and stockholders’ equity	$847,684	$1,321,370	$387,355	$1,256,893	$(1,564,142)	$2,249,160

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$147,220	$137	$—	$113,053	$(279)	$260,131
Accounts receivable, net	—	79,294	37,189	61,484	—	177,967
Inventories	—	30,511	15,017	28,412	—	73,940
Other current assets	26,303	12,612	12,114	18,559	—	69,588
Assets held for sale	—	—	70,962	27,352	(7,212)	91,102
Property and equipment, net	1,954	170,350	44,762	251,373	—	468,439
Investment in subsidiaries	468,405	562,537	—	218,540	(1,249,482)	—
Goodwill	—	273,656	74,183	424,893	—	772,732
Intangible assets	—	43,040	27,572	9,210	—	79,822
Intercompany balances	178,848	—	86,720	—	(265,568)	—
Other assets	45,858	132,059	9,180	117,075	(6,101)	298,071
Total assets	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

Liabilities and stockholders’ equity
Current installments of long-term debt	$9,731	$5,500	$—	$9,577	$—	$24,808
Current liabilities	30,271	44,327	35,614	70,357	(271)	180,298
Liabilities held for sale	—	—	10,943	9,154	—	20,097
Long-term debt, excluding current installments	187,075	1,079,807	—	75,373	—	1,342,255
Other non-current liabilities	21,753	12,488	9,721	60,608	6	104,576
Intercompany balances	—	25,911	—	239,666	(265,577)	—
Stockholders’ equity	619,758	136,163	321,421	805,216	(1,262,800)	619,758
Total liabilities and stockholders’ equity	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$93,298	$26,955	$96,527	$(441)	$216,339
Cost of instant ticket revenue, cost of services and cost of sales (exclusive of depreciation and amortization)	—	29,039	47,656	52,372	(442)	128,625
Selling, general and administrative expenses	11,657	12,774	4,300	9,802	23	38,556
Employee termination costs	—	—	—	—	—	—
Depreciation and amortization	123	8,377	4,574	14,581	—	27,655
Operating income (loss)	(11,780)	43,108	(29,575)	19,772	(22)	21,503
Interest expense	3,317	20,160	8	1,229	—	24,714
Other (income) expense	5,976	37,412	(52,911)	(285)	(22)	(9,830)
Income (loss) before equity in income of subsidiaries, and income taxes	(21,073)	(14,464)	23,328	18,828	—	6,619
Equity in income (loss) of subsidiaries	26,250	22,451	—	—	(48,701)	—
Income tax expense	290	—	—	1,442	—	1,732
Net income	$4,887	$7,987	$23,328	$17,386	$(48,701)	$4,887

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$98,628	$32,183	$100,634	$(755)	$230,690
Cost of instant ticket revenue, cost of services and cost of sales (exclusive of depreciation and amortization)	—	30,179	54,962	56,786	(743)	141,184
Selling, general and administrative expenses	15,717	12,635	3,721	9,422	(9)	41,486
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	174	8,714	8,837	13,418	—	31,143
Operating income (loss)	(17,237)	45,554	(35,770)	20,413	(3)	12,957
Interest expense	7,932	10,122	11	744	—	18,809
Other (income) expense	(22,777)	17,100	(11,470)	(2,153)	(3)	(19,303)
Income (loss) before equity in income of subsidiaries, and income taxes	(2,392)	18,332	(24,311)	21,822	—	13,451
Equity in income (loss) of subsidiaries	14,537	(5,512)	—	—	(9,025)	—
Income tax expense	37,335	(16)	95	1,227	—	38,641
Net income (loss)	$(25,190)	$12,836	$(24,406)	$20,595	$(9,025)	$(25,190)

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(5,709)	$9,097	$10,476	$27,361	$(437)	$40,788
Cash flows from investing activities:
Capital and wagering systems expenditures	(26)	(7,271)	(3,749)	(10,858)	—	(21,904)
Business acquisitions, net of cash acquired	—	—	—	(106)	—	(106)
Other assets and investments	66	6,560	63	(24,889)	18,888	688
Net cash provided by (used in) investing activities	40	(711)	(3,686)	(35,853)	18,888	(21,322)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	—	(1,375)	—	(9,196)	—	(10,571)
Net proceeds from stock issue	(242)	—	(5,684)	24,578	(18,894)	(242)
Purchase of treasury stock	—	—	—	—	—	—
Payment of financing fees	—	(3,776)	—	—	—	(3,776)
Other, principally intercompany balances	7,670	(3,217)	(4,502)	(566)	615	—
Net cash provided by (used in) financing activities	7,428	(8,368)	(10,186)	14,816	(18,279)	(14,589)

Effect of exchange rate changes on cash	—	—	—	(4,998)	(172)	(5,170)

Increase (decrease) in cash and cash equivalents	1,759	18	(3,396)	1,326	—	(293)
Cash and cash equivalents, beginning of period	147,221	136	(278)	113,052	—	260,131
Cash and cash equivalents of held for sale operations	—	—	501	574	—	1,075
Cash and cash equivalents, end of period	$148,980	$154	$(3,173)	$114,952	$—	$260,913

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(28,777)	$34,119	$3,032	$41,986	$15	$50,375
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(6,566)	(3,602)	(4,710)	—	(14,878)
Business acquisitions, net of cash acquired	—	—	(58)	(1,071)	—	(1,129)
Other assets and investments	(307)	(139,258)	(7,331)	(23,824)	163,726	(6,994)
Net cash provided by (used in) investing activities	(307)	(145,824)	(10,991)	(29,605)	163,726	(23,001)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(42,281)	(1,375)	—	(62)	—	(43,718)
Net proceeds from stock issue	(1,259)	(3,074)	139,812	26,988	(163,726)	(1,259)
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Payment of financing fees	—	(2,906)	—	—	—	(2,906)
Other, principally intercompany balances	27,198	119,348	(133,393)	(13,848)	695	—
Net cash provided by (used in) financing activities	(21,881)	111,993	6,419	13,078	(163,031)	(53,422)

Effect of exchange rate changes on cash	—	—	—	(5,178)	(710)	(5,888)

Increase (decrease) in cash and cash equivalents	(50,965)	288	(1,540)	20,281	—	(31,936)
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$11,984	$492	$(3,068)	$99,295	$—	$108,703

(14) Assets and Liabilities Held for Sale

During the fourth quarter of 2009, we made a strategic decision to sell our racing and venue management businesses. As of March 31, 2010 and December 31, 2009, the assets and liabilities of these businesses were classified as held for sale.  On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech for approximately $33,000 in cash at closing, approximately 39,742 shares of Sportech stock (valued at approximately $32,000 as of the signing of the agreement), representing approximately 20% of the outstanding shares at closing, and $10,000 in deferred cash consideration payable in September 2013. The transaction is expected to close in the second quarter of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech’s financing arrangements, receipt of certain regulatory approvals and other customary conditions.

As of March 31, 2010 and December 31, 2009 assets held for sale consisted of:

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$3,887	$4,962
Accounts receivable, net of allowance	8,657	8,407
Inventories	2,531	2,002
Prepaid expenses, deposits and other current assets	4,649	3,806
Net property and equipment	28,541	28,551
Intangibles assets, net	28,831	28,896
Other assets and investments	13,995	14,478
Total assets held for sale	$91,091	$91,102

As of March 31, 2010 and December 31, 2009 liabilities held for sale consisted of:

	March 31,	December 31,
	2010	2009
Accounts payable	$5,489	$6,416
Accrued liabilities	8,594	9,694
Deferred income taxes	127	134
Other long-term liabilities	3,729	3,853
Total liabilities held for sale	$17,939	$20,097

(15) Subsequent Events

On April 19, 2010, we acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts for £3,800.  The acquired terminals, which are currently installed at approximately 240 locations in the United Kingdom, will add to Global Draw’s existing server-based gaming installed base in the U.K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three months ended March 31, 2010, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

The following Management’s Discussion and Analysis (“MD&A”) is intended to present a better understanding of our operations and current business environment.

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

In order to provide users of our financial statements better visibility into our revenue streams, for the three months ended March 31, 2010 and for all prior periods included herein, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues. Our customized lottery software, systems and services, our wide area gaming and our racing systems and services and our venue management business will continue to be categorized as service revenues. Our sales of phone cards, lottery systems and terminals, which we view as pure product sales that are typically non-recurring in nature and not subject to multi-year supply agreements, will continue to be categorized as sales revenues.

Overview

We begin the MD&A with a discussion of the significant factors that have recently impacted our results of operations, as well as certain trends, demands, constraints, risks and opportunities that have affected or may affect our financial and operating performance. For additional information, please refer to the Business and Risk Factors section (and the Forward-Looking Statements disclosure) included in our 2009 Annual Report on Form 10-K and the Risk Factors section (and the Forward-Looking Statement disclosure) included herein.  Certain statements in this Overview section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

We believe that the extraordinarily difficult global economic environment and its impact on consumer spending have negatively impacted our results of operations.   Nevertheless, we believe that the lottery and wide area gaming businesses are less susceptible to reductions in consumer spending than the destination gaming business and other consumer businesses (e.g., resort/casino venues, which are typically less accessible than lottery and wide area gaming retail outlets).

Our revenues have been affected by fluctuations in foreign currency exchange rates.  We currently derive approximately 50% of our total revenues from our operations outside of the U.S. The principal foreign currencies to which we have the most exposure are the Euro and the British pound sterling.  For the three months ended March 31, 2010, foreign currency exchange rate fluctuations increased our revenues by approximately $5.4 million from our results for the three months ended March 31, 2010.

Over the past several quarters, a number of our larger lottery contracts that were up for renewal, and some of our Global Draw contracts in the U.K., have been renewed on less favorable pricing terms and/or with increased product and service requirements. Some of our lottery products and services have been, and are likely to continue to be, subject to intense price-based competition.  Alternatively, in our Global Draw business, we have been exposed to opportunities to secure longer-term contracts and to better control our capital spending by revising our contract terms.  The trends in our lottery business have affected and may continue to affect the number and the profitability of the contracts we win. Our strategy to counter-balance these industry trends includes selectively bidding on contracts on a basis that is consistent with our internal rate of return requirements, bundling value-added products and services (e.g., player tracking, loyalty programs and second chance drawings) with our core lottery offering and pursuing new marketing initiatives such as expanding distribution to “big box” stores and other retail outlets.  Additionally, with the decline of our phone card business we have decided to review strategic alternatives for that operation.

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

In October 2009, our bidding group (comprised of members of our consortium, CLN) tendered for a new nine-year concession to operate the Gratta e Vinci instant ticket lottery in Italy upon the termination of CLN’s existing concession. In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN.  In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process until May 10, 2010.  The terms of the tender process are essentially unchanged and bidding is open to any major European gaming operator that meets the technical specifications set forth in the tender.  The new concession is expected to begin on June 1, 2010, or as soon thereafter as the statutory obligations required by the tender have been met and the contracting process has been completed.

The current members of CLN intend to bid under the re-opened tender process.  In the event that our bidding group is awarded the sole concession, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104 million payable within 15 days after the award is made and €56 million payable on or about November 30, 2010. We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.  In the event that the Monopoli di Stato awards more than one concession, the foregoing payments will be correspondingly reduced.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s existing concession or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements.  In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN.  However, we cannot guarantee that we will be able to enter into definitive governing agreements, we cannot predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights) nor can we determine the impact resulting from the structure of the new bid on the timing or amount of foreign taxes we will incur and the resulting foreign tax credits which could impact the Company’s effective tax rate and the valuation of certain of the Company’s deferred tax assets in future periods.

We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has made on behalf of the Italian lottery authority, which may also have an adverse effect on CLN’s results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture, which we currently estimate to be approximately €18 million during the 12-month period following the scheduled start of the new contract on June 1, although the timing is subject to change as noted above. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture).

In China, retail sales of the China Sports Lottery (“CSL”) instant tickets grew approximately 16% in the first quarter of 2010 over the first quarter of 2009.   The primary drivers of this growth were an increase in production capacity in the first quarter of 2010, the introduction of an increased product mix at higher price points in the second quarter of 2009 and expansion of our retail and validation network. We anticipate that continued growth in 2010 will be driven in part by further demand for increased product mix including higher price points, as well as continued expansion of the retailer network and further optimization of retailer inventories. We believe the retailer base of approximately 150,000 outlets at the end of the first quarter 2010 has significant room for growth.

Strategically, we intend to capitalize on trends that we see in the gaming industry. We believe many of the growth opportunities in the gaming industry will be in wide area gaming venues such as pubs, bars, restaurants, truck stops, betting shops and other easily accessible land-based venues, as well as via the Internet and other new media. We anticipate that the gaming industry will be increasingly characterized by demanding players who want the ability to play innovative games anytime and anywhere with one common electronic wallet, or account, to facilitate payment. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. We also expect that regulators will have an increasingly important role in this convergence (often as sponsors and not just regulators) and that we will be well positioned to take advantage of this trend in light of our deep and longstanding relationships with government-sponsored gaming entities. We believe that Sciplay, our Internet-focused joint venture with Playtech Limited or its affiliates (“Playtech”), which marries our gaming experience and government relationships with Playtech’s content and technological expertise, is the type of strategic initiative that has the potential to capitalize on these trends.

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

On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech Plc (“Sportech”) for approximately $33 million in cash at closing, 39,742,179 shares of Sportech stock (valued at approximately $32 million as of the signing of the agreement), representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013. The transaction is expected to close in the second quarter of 2010, subject to the satisfaction of certain conditions, including the closing of Sportech’s financing arrangements, receipt of certain regulatory approvals and other customary conditions. In connection with the pending sale, we have classified the assets and liabilities of the racing and venue management businesses as held for sale.  Our racing and venue management businesses held for sale reported approximately $2.7 million in operating income for the three months ended March 31, 2010 and reported approximately $1.4 million in operating loss for the three months ended March 31, 2009.

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

We also manufacture paper-based prepaid phone cards, which utilize the secure process employed by us in the production of instant lottery tickets, which helps ensure the integrity and reliability of the product. Prepaid phone cards offer consumers in a cost-effective way to purchase cellular airtime, without requiring wireless service providers to extend credit or consumers to commit to contracts.

Lottery Systems Group

Our Lottery Systems Group is a leading provider of customized computer software, software support, equipment and data communication services to government sponsored and privately operated lotteries in the U.S. and internationally. We are the exclusive instant ticket validation network provider to CSL. Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts where the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming and pari-mutuel wagering industries, including server-based gaming machines, VLTs and sports betting systems and services.

The Diversified Gaming Group includes The Global Draw Limited and certain related companies (“Global Draw”), a leading supplier of gaming machines, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with recent deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group is also comprised of Games Media Limited, a supplier of gaming terminals and content to U.K. pub operators, and our racing and venue management businesses, which include Scientific Games Racing, a leading supplier of computerized systems for pari-mutuel wagering, and our venue management gaming operations in Connecticut, Maine and the Netherlands. We also have a 29.4% equity interest in Roberts Communications Network, LLC, which provides communications services to racing and non-racing customers.

In connection with our plan to sell the racing and venue management businesses, we have classified the assets and liabilities of the racing and venue management businesses as held for sale.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following analysis compares the results of operations for the quarter ended March 31, 2010 to the results of operations for the quarter ended March 31, 2009.

Revenue Analysis

For the quarter ended March 31, 2010, total revenue was $216.3 million compared to $230.7 million for the quarter ended March 31, 2009, a decrease of $14.4 million or 6%. Our instant ticket revenue for the quarter ended March 31, 2010 was $109.1 million compared to $110.1 million for the quarter ended March 31, 2009, a decrease of $1.0 million, or 1%. Our service revenue for the quarter ended March 31, 2010 was $93.7 million compared to $100.3 million for the quarter ended March 31, 2009, a decrease of $6.6 million, or 7%. Our sales revenue for the quarter ended March 31, 2010 was $13.5 million compared to $20.4 million for the quarter ended March 31, 2009, a decrease of $6.9 million or 34%.

Printed Products

For the quarter ended March 31, 2010, instant ticket revenue for Printed Products was $109.1 million compared to $110.1 million for the quarter ended March 31, 2009, a decrease of $1.0 million or 1%. The decrease was primarily attributable to lower international instant ticket volume ($5.7 million), decreased licensed property revenue ($2.8 million) and the loss of our cooperative services contracts with Ohio and Arizona ($2.2 million). The decrease was partially offset by revenue from new CSP contracts in Arkansas and Puerto Rico ($4.0 million), increased revenue from the Camelot contract in the U.K. now structured as a percentage of sales contract ($2.1 million), higher domestic instant ticket volume ($1.0 million) and the impact of foreign exchange rates ($2.6 million).

Printed Products sales revenue for the quarter ended March 31, 2010 was $2.9 million compared to $4.6 million for the quarter ended March 31, 2009, a decrease of $1.7 million or 37%. The decrease was primarily the result of the loss of a phone card customer ($1.9 million), partially offset by the impact of foreign exchange rates ($0.1 million).

Lottery Systems

Lottery Systems service revenue for the quarter ended March 31, 2010 was $48.2 million compared to $52.1 million for the quarter ended March 31, 2009, a decrease of $3.9 million or 7%. The decrease was primarily due to contract terminations in Mexico, West Virginia and South Dakota ($2.9 million) and lower international Lottery Systems revenue ($2.0 million).  The decrease was partially offset by increased instant ticket validation revenues from CSL and the impact of foreign exchange rates ($0.7 million).

Lottery Systems sales revenue for the quarter ended March 31, 2010 was $9.7 million compared to $13.9 million for the quarter ended March 31, 2009, a decrease of $4.2 million or 30%.  The decrease was primarily due to lower sales of Lottery Systems software and hardware ($4.2 million).

Diversified Gaming

Diversified Gaming service revenue for the three months ended March 31, 2010 was $45.5 million compared to $48.2 million for the quarter ended March 31, 2009, a decrease of $2.7 million or 6%. The decrease in service revenue was primarily due to lower wagering, or handle, in our racing and venue management division ($2.4 million) and decreased revenue from Global Draw ($2.6 million) resulting from lower revenues from our Austrian over the counter product and revised terms under new contracts in the U.K., partially offset by the impact of foreign exchange rates ($2.0 million).

Diversified Gaming sales revenue for the quarter ended March 31, 2010 was $1.0 million compared to $1.9 million for the quarter ended March 31, 2009, a decrease of $0.9 million or 47%.  The decrease was primarily due to decreased hardware and software sales from our pari-mutuel business ($0.9 million).

Cost of Revenue Analysis

Cost of instant ticket revenue of $63.9 million for the quarter ended March 31, 2010 was $3.2 million or 5% lower than for the quarter ended March 31, 2009.  Cost of services of $54.4 million for the quarter ended March 31, 2010 was $4.3 million or 7% lower than for the quarter ended March 31, 2009.  Cost of sales of $10.3 million for the quarter ended March 31, 2010 was $5.1 million or 33% lower than for the quarter ended March 31, 2009.

Printed Products

Cost of instant ticket revenue of $63.9 million for the quarter ended March 31, 2010 was $3.2 million or 5% lower than for the quarter ended March 31, 2009.  The decrease was primarily attributable to lower costs associated with decreased sales of instant lottery tickets internationally ($3.7 million), lower costs from decreased licensed property revenues ($2.8 million) and the loss of our cooperative services contracts with Ohio and Arizona ($1.8 million). The decrease was partially offset by revenue from new CSP contracts in Arkansas and Puerto Rico ($1.6 million), the revised structure of the Camelot contract in the U.K. ($1.6 million) and the impact of foreign exchange rates ($2.0 million).

Cost of sales of $2.0 million for the quarter ended March 31, 2010 was $0.6 million or 23% lower than for the quarter ended March 31, 2009 primarily due to lower phone card sales in the quarter.

Lottery Systems

Cost of services of $26.7 million for the quarter ended March 31, 2010 was $2.2 million or 8% lower than for the quarter ended March 31, 2009. The decrease was primarily due to the loss of our West Virginia and South Dakota online lottery contracts ($1.2 million) and lower costs resulting from decreased international Lottery Systems revenue ($1.3 million).

Cost of sales of $7.5 million for the quarter ended March 31, 2010 was $4.3 million or 36% lower than for the quarter ended March 31, 2009, primarily due to lower lottery hardware and software sales in 2009.

Diversified Gaming

Cost of services of $27.8 million for the quarter ended March 31, 2010 was $2.0 million or 7% lower than for the quarter ended March 31, 2009.  The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($1.2 million) and lower costs from Global Draw ($1.9 million), partially offset by the impact of foreign exchange rates ($1.0 million).

Cost of sales of $0.8 million for the quarter ended March 31, 2010 was $0.2 million or 20% lower than for the quarter ended March 31, 2009, primarily due to reduced pari-mutuel sales.

Selling, General and Administrative Expense Analysis

Selling, general and administrative expense of $38.6 million for the quarter ended March 31, 2010 was $2.9 million or 7% lower than for the quarter ended March 31, 2009. The decrease was primarily attributable to lower overall stock based compensation costs ($4.2 million) and lower legal costs in the quarter ($1.5 million).  The decrease was partially offset by professional expenses related to the Italian instant ticket concession tender ($1.0 million), increased software development costs ($0.8 million) and increased compensation costs in Global Draw resulting from additional headcount ($0.7 million).

Employee Termination Costs Analysis

Employee termination costs of $3.9 million for the three months ended March 31, 2009 were a result of our cost reduction initiatives.

Depreciation and Amortization Expense Analysis

Depreciation and amortization expense of $27.7 million for the quarter ended March 31, 2010 decreased $3.5 million or 11% from the quarter ended March 31, 2009 primarily due to the held for sale accounting treatment of our racing and venue management businesses ($5.4 million) and lower depreciation and amortization on our domestic online lottery contracts, partially offset by increased depreciation and amortization from Global Draw and Games Media ($1.0 million) and increased depreciation and amortization on our new Pennsylvania online lottery contract.

Other (Income) Expense Analysis

Interest expense of $24.7 million for the quarter ended March 31, 2010 increased $5.9 million or 31% from the quarter ended March 31, 2009, primarily attributable to increased borrowings from the issuance of our 9.25% senior subordinated notes due 2019, partially offset by decreased borrowings from the repurchase of debt during the second half of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures for the three months ended March 31, 2010 of $15.8 million increased $0.7 million, or 5% from the three months ended March 31, 2010, primarily due to increased earnings from CSG Lottery Technology (Beijing) Co. Ltd. (“CSG”) ($1.4 million) and the absence of a loss from the earnings of Shandong Inspur Scientific Games Technology, Ltd. ($0.4 million), partially offset by a decrease in our equity in earnings from CLN ($0.7 million).  The increase in income from CSG primarily reflects improved operations in 2010 as compared to the first quarter of 2009, which was the first quarter of operations. The decrease in income from CLN for the quarter is due to decreased sales of instant lottery tickets by CLN.

Gain on early extinguishment of debt of $2.3 million for the three months ended March 31, 2009 was the result of the repurchase of $56.0 million in aggregate principal amount of our 0.75% convertible senior subordinated notes due 2024 (the “Convertible Debentures”).

Other expense for the three months ended March 31, 2010 of $6.0 million increased by $7.9 million from other income of $1.9 million reported for the three months ended March 31, 2009, primarily due to the loss on foreign currency forward contracts related to the Italian concession tender ($6.7 million).

Income Tax Expense Analysis

Income tax expense was $1.7 million for the quarter ended March 31, 2010 compared to $38.6 million for the quarter ended March 31, 2009.  The effective income tax rates for the quarters ended March 31, 2010 and 2009 were 26.2% and 287.3%, respectively. At March 31, 2009, the Company recorded a valuation allowance of $33,833 against the U.S. deferred tax asset related to pre-2009 foreign tax credits (“FTC”) carry forwards and this valuation allowance caused the effective tax rate for the three months ended March 31, 2009 to be greater than the effective tax rate for the comparable current year period. The effective tax rate for the three months ended March 31, 2010 also includes the benefit of the current year forecasted U.S. tax loss.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

In February 2010, we amended and restated our credit agreement, dated as of June 9, 2008 (as amended and restated, the “Credit Agreement”), among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket concession tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech.

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

As of March 31, 2010, we had approximately $181.9 million available for additional borrowing or letter of credit issuance under our revolving credit facility.  There were no borrowings and $68.1 million in outstanding letters of credit under our revolving credit facility as of March 31, 2010.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios or covenants.

The members of CLN, our consortium that currently operates the Gratta e Vinci instant ticket lottery in Italy, intend to tender for a concession to operate the instant ticket lottery upon the termination of CLN’s existing concession. The bid is due by May 10, 2010.  In the event that our bidding group is awarded the sole concession, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104.0 million payable within 15 days after the award is made and €56.0 million payable on or about November 30, 2010. We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.  In the event that the Monopoli di Stato awards more than one concession, the foregoing payments will be correspondingly reduced.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the Consolidated Statements of Operations. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results.  As part of our remaining contractual obligation with CSL, we currently have outstanding purchase orders for approximately 17,000 instant ticket validation machines, as well as 5,000 machines yet to be ordered, for which we owe remaining payments of approximately $10.0 million.  We expect to fulfill the majority of this obligation during the second quarter of 2010. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

As of March 31, 2010, our available cash and borrowing capacity totaled $442.8 million compared to $428.1 million as of December 31, 2009. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

The Company also has a $75 million undrawn term loan commitment which expires on June 30, 2010.

Under the terms of our Convertible Debentures, the holders of our Convertible Debentures may require us to repurchase some or all of their debentures for cash on June 1, 2010 at a repurchase price equal to 100% of the principal amount of the debentures being repurchased, plus accrued and unpaid interest. As of March 31, 2010, there was approximately $9.9 million in aggregate principal amount of our Convertible Debentures outstanding. We expect to have enough available liquidity to retire all of the outstanding Convertible Debentures on June 1, 2010.

A substantial portion of our long-term indebtedness may accelerate and become due in early 2011 unless the two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the “Global Draw Promissory Notes”) are no longer outstanding on February 7, 2011 or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million. The Credit Agreement contains a similar liquidity condition required to be satisfied on September 15, 2012 related to our 6.25% senior subordinated notes due 2012 (the “2004 Notes”). See Note 6 (Long-Term Debt) included in the Notes to Consolidated Financial Statements for additional information regarding these liquidity conditions. We expect that we will be able to satisfy these conditions and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will have sufficient resources, or will be able to arrange financing, to satisfy such conditions or to repay any accelerated indebtedness under our Credit Agreement or to repay the Global Draw Promissory Notes in 2011 or our 2004 Notes in 2012.

On March 1, 2010, we had sufficient unrestricted cash and availability under our revolving credit facility to satisfy the liquidity condition in the Credit Agreement related to our Convertible Debentures and thereby prevent the acceleration of borrowings under the Credit Agreement.

The $0.8 million increase in our available cash from the December 31, 2009 level principally reflects the net cash provided by operating activities for the three months ended March 31, 2010 of $40.8 million offset by $10.6 million of net debt repayments, $21.9 million of capital and wagering expenditures and other intangible assets and software expenditures and $5.2 million from the impact of foreign exchange rates.  The $40.8 million of net cash provided by operating activities is derived from approximately $30.5 million of net cash provided by operations and approximately $10.3 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable and inventories and increases in accrued interest, partially offset by decreases in accounts payable, accrued income taxes and other current liabilities. Capital expenditures were $1.7 million in the three months ended March 31, 2010 compared to $0.8 million in the corresponding period in 2009. Wagering system expenditures totaled $12.4 million in the three months ended March 31, 2010 compared to $14.1 million in the corresponding period in 2009, and consisted primarily of our lottery contracts in Indiana, lottery terminals for China and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures of $7.8 million during the three months ended March 31, 2010 consisted primarily of licensed properties, lottery contracts in Indiana and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings and repayments under the Credit Agreement, borrowings and repayments of our China Loans and payments of financing fees.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have no material changes to the disclosure on this matter made in our 2009 Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009, other than as set forth below, which risk factors should be read in conjunction with the other risk factors disclosed in our Form 10-K.

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

In addition, CLN’s existing concession from the Italian Monopoli di Stato under which CLN is the exclusive operator of the Italian Gratta e Vinci instant ticket lottery, and our contract to supply instant lottery tickets and other services to CLN, our largest customer, are scheduled to expire on May 31, 2010.

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s existing concession. Although a maximum of four concessions could have been granted under the terms of the tender, our bidding group was the only group that submitted a bid. Under the terms of the tender, the winning bidding group would be responsible for upfront payments totaling €800 million (which upfront payments would be evenly divided in the event more than one bidding group was awarded a concession). The new concession would have an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years.

In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN.  In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process until May 10, 2010.  The terms of the tender process are essentially unchanged and bidding is open to any major European gaming operator that meets the technical specifications set forth in the tender.  The new concession is expected to begin on June 1, 2010, or as soon thereafter as the statutory obligations required by the tender have been met and the contracting process has been completed.

The current members of CLN intend to bid under the re-opened tender process.  In the event our bidding group is awarded the sole concession, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104 million payable within 15 days after the award is made and €56 million payable on or about November 30, 2010.  We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.  In the event that the Monopoli di Stato awards more than one concession, the foregoing payments would be correspondingly reduced.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s existing concession or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements.  In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN.  However, we cannot guarantee that we will be able to enter into definitive governing agreements, we cannot predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights) nor can we determine the impact resulting from the structure of the new bid on the timing or amount of foreign taxes we will incur and the resulting foreign tax credits which could impact the Company’s effective tax rate and the valuation of certain of the Company’s deferred tax assets in future periods.

We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has made on behalf of the Italian lottery authority, which may also have an adverse effect on CLN’s results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture, which we currently estimate to be approximately €18 million during the 12-month period following the scheduled start of the new contract on June 1, although the timing is subject to change as noted above. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture).

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

We recognize significant earnings from our investment in CLN but we do not control distributions of its cash. CLN’s existing concession to operate the Gratta e Vinci instant ticket lottery and our contract with CLN to supply CLN instant lottery tickets and other services are scheduled to expire in 2010.

We are a 20% equity owner in CLN, the income from which we account for under the equity method of accounting. Our investment in CLN resulted in a significant portion of our income in 2009. For the year ended December 31, 2009, we recorded equity in net income of approximately $49.7 million attributable to our interest in CLN. Our investment in CLN is a minority investment and we do not control decisions relating to the distribution of its cash earnings. Lottomatica Group S.p.A., which owns one of our principal competitors, has a 63% interest in CLN. If CLN does not distribute earnings to its equity holders, we may record significant income attributable to our interest in CLN but will not receive commensurate cash flow.

In addition, CLN’s existing concession as the exclusive operator of the Gratta e Vinci instant ticket lottery and our contract to supply instant lottery tickets and other services to CLN are scheduled to expire on May 31, 2010.

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s existing concession. Although a maximum of four concessions could have been granted under the terms of the tender, our bidding group was the only group that submitted a bid. Under the terms of the tender, the winning bidding group would be responsible for upfront payments totaling €800 million (which upfront payments would be evenly divided in the event more than one bidding group was awarded a concession). The new concession would have an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years.

In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN.  In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process until May 10, 2010.  The terms of the tender process are essentially unchanged and bidding is open to any major European gaming operator that meets the technical specifications set forth in the tender.  The new concession is expected to begin on June 1, 2010, or as soon thereafter as the statutory obligations required by the tender have been met and the contracting process has been completed.

The current members of CLN intend to bid under the re-opened tender process.  In the event our bidding group is awarded the sole concession, we expect that we would be required to make our pro rata share of the upfront payments that would be required of our bidding group, which would be €104 million payable within 15 days after the award is made and €56 million payable on or about November 30, 2010.  We incurred additional debt in 2009 in part to provide us with sufficient liquidity to make these upfront payments.  This upfront payment would be capitalized and amortized by our joint venture and would impact our equity income.  We anticipate that the 12-month impact of the amortization on the joint venture in a one concession model would be approximately €90 million, and the impact on our share would be approximately €18 million.  The impact on us in 2010 would depend upon the exact timing of the contract, which we are currently expecting to be a second or third quarter event.  In the event that the Monopoli di Stato awards more than one concession, the foregoing payments would be correspondingly reduced.

There can be no assurance that our bidding group will be awarded a concession to continue to operate the instant ticket lottery following the termination of CLN’s existing concession or whether other operators will also be awarded a concession.  In addition, there can be no assurance that we will continue to supply instant lottery tickets and/or other services under any future arrangements.  In the event that our bidding group is awarded a new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the concession consistent with the tender requirements. We have entered into a memorandum of understanding with our current CLN partners with respect to the formation and governance of any new concession vehicle on terms substantially similar to the terms governing CLN.  However, we cannot guarantee that we will be able to enter into definitive governing agreements, we cannot predict the final terms of any such definitive agreements (including terms relating to the structure of the vehicle and governance rights) nor can we determine the impact resulting from the structure of the new bid on the timing or amount of foreign taxes we will incur and the resulting foreign tax credits which could impact the Company’s effective tax rate and the valuation of certain of the Company’s deferred tax assets in future periods.

We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has made on behalf of the Italian lottery authority, which may also have an adverse effect on CLN’s results of operations for at least a portion of 2010. In addition, we expect that the capitalization and amortization of the significant upfront payments that would be payable by our joint venture as the holder of the new concession will negatively impact the earnings from our share of the joint venture, which we currently estimate to be approximately €18 million during the 12-month period following the scheduled start of the new contract on June 1, although the timing is subject to change as noted above. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN (or the successor joint venture).

If the actual amount of our future taxable income is less than what we are currently projecting, it may be necessary to record a valuation allowance for our deferred tax assets in a future period and our financial condition and results of operations may be negatively affected.

Management periodically determines whether a valuation allowance is necessary for our deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred income tax assets is assessed and a valuation allowance would be recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense increases or decreases, respectively, in the period such determination is made, with a corresponding charge or addition, respectively, to net income.

At March 31, 2010, we have total U.S. deferred tax assets (net of long lived assets and FTC carry forwards) of $115.7 million consisting of federal net operating loss carry forwards of $8.2 million, state net operating loss carry forwards of $7.7 million, various federal and state tax credit carry forwards of $9.7 million, differences in financial reporting and tax basis for property and equipment of $39.3 million, share based compensation of $23.6 million and other temporary differences of $27.2 million.  We determined it is “more likely than not” that our U.S. deferred tax assets (other than those related to our FTC carry forwards) will reverse against future sources of taxable income.  There can be no assurance, however, that we will be able to fully utilize these deferred tax assets as that will depend on our future operating results. The likelihood of realization of a deferred tax asset requires us to apply significant judgment and is inherently subjective because it depends upon the future occurrence of circumstances that cannot be predicted with certainty. We may not generate future taxable income of the appropriate character, and in the appropriate jurisdictions, sufficient for the ultimate realization of our deferred tax assets.  If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to establish a valuation allowance in future periods, which would have an adverse effect on our financial condition and results of operations.

Among other things, the Company and other members of the CLN consortium are in the process of bidding on a new nine-year concession to operate the Italian Gratta e Vinci instant ticket lottery upon expiration of CLN’s existing concession.  If we are awarded the new concession, we anticipate that our bidding group will form and capitalize a new vehicle outside the U.S. to hold the Italian concession consistent with the tender requirements.  The Company also entered into a definitive agreement on January 27, 2010 to sell its racing and venue management businesses to Sportech, which is expected to close in the second quarter of 2010, subject to the satisfaction of certain conditions.  We cannot determine the impact these events may have on the timing or amount of future sources of U.S. taxable income until these transactions close.  In the event that estimates of U.S. future taxable income decrease as a result of the prospective new Italian concession or the sale of the racing and venue management businesses, or other possible future events, we may be required to establish a valuation allowance against that portion of our U.S. deferred tax assets that we then determine are “more likely than not” to not be realized and thereby to reduce the recorded amount of the deferred tax assets to the amount of the tax benefits we believe we will be able to use prior to their expiration dates.

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

The U.K. revenue and customs department has proposed to reclassify Skill With Prize (“SWP”) machines as amusement machines subject to the amusement machine license duty.  If the SWP machines are reclassified in this manner, then such machines will be subject to the same taxes as paid on Amusement With Prize machines, and retroactive tax and penalties may be assessed with respect to such machines for the past three years.  The U.K. revenue and customs department is now in a period of consultation with the industry which is scheduled to be completed in July 2010.  If the proposed rate of tax remains unchanged, and to the extent it is found to be applicable to Games Media’s SWP business, this will adversely affect the SWP component of Game Media’s digital product offering to pub operators.  It is unclear whether the U.K. Gambling Commission will require the provisions of the U.K. Gambling Act to also apply to such machines reclassified for tax purposes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2010 - 1/31/2010	1,020	$15.00	—	$—
2/1/2010 - 2/28/2010	95,114	$15.93	—	$—
3/1/2010 - 3/31/2010	767	$15.11	—	$—
Total	96,901	$15.92	—	$—

(1)   This column reflects 96,901 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended March 31, 2010.

(2)   There is no active stock repurchase program as of March 31, 2010.

Item 6.  Exhibits

Exhibit Number

10.1

Purchase Agreement, dated as of January 27, 2010, by and among the Company, SGI, Scientific Games Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited. (†)

10.2

Amendment and Restatement Agreement, dated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan, as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and Collateral Agreement, dated as of June 9, 2008, among SGI, as borrower, the Company, as a guarantor, and each of the other subsidiaries of the Company party thereto, in favor of JPMorgan, as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010).

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

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated: May 10, 2010

INDEX TO EXHIBITS

Exhibit Number

10.1

Purchase Agreement, dated as of January 27, 2010, by and among the Company, SGI, Scientific Games Racing, Inc., Scientific Games Germany GmbH, Scientific Games Luxembourg Holdings SARL, Scientific Games Holdings Limited, Scientific Games Racing, LLC, Sportech, Sportech Holdco 1 Limited and Sportech Holdco 2 Limited. (†)

10.2

Amendment and Restatement Agreement, dated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time parties thereto and JPMorgan, as administrative agent, which (i) amended and restated in its entirety the Credit Agreement, dated as of June 9, 2008 and amended as of March 27, 2009, September 30, 2009 and October 13, 2009, among such parties, as set forth in Exhibit A to such Amendment and Restatement Agreement, and (ii) amended the Guarantee and Collateral Agreement, dated as of June 9, 2008, among SGI, as borrower, the Company, as a guarantor, and each of the other subsidiaries of the Company party thereto, in favor of JPMorgan, as administrative agent for the several lenders from time to time party to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2010).

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