Form 10-Q
period 2010-06-30
SCIENTIFIC GAMES CORP
filed 2010-08-09
CIK 750004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

{Mark One}

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant has the following number of shares outstanding of each of the registrant’s classes of common stock as of August 6, 2010:

Class A Common Stock: 91,419,609
Class B Common Stock: None

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

AND OTHER INFORMATION

THREE AND SIX MONTHS ENDED JUNE 30, 2010

Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q we make “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements describe future expectations, plans, results or strategies and can often be identified by the use of terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate,” “could,” “potential,” “opportunity,” or similar terminology. The forward-looking statements contained in this Quarterly Report on Form 10-Q are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These statements are based upon the Company’s current expectations, assumptions and estimates and are not guarantees of future results or performance. Actual results may differ materially from those projected in these statements due to a variety of risks and uncertainties and other factors, including, among other things: competition; material adverse changes in economic and industry conditions; technological change; retention and renewal of existing contracts and entry into new or revised contracts; availability and adequacy of cash flow to satisfy obligations and indebtedness or future needs; protection of intellectual property; security and integrity of software and systems; laws and government regulation, including those relating to gaming licenses, permits and operations; inability to identify, complete and integrate future acquisitions; inability to benefit from, and risks associated with, our joint ventures and strategic investments and relationships; inability to complete the proposed sale of our racing and venue management businesses; seasonality; inability to identify and capitalize on trends and changes in the lottery and gaming industries; inability to enhance and develop successful gaming concepts; dependence on suppliers and manufacturers; liability for product defects; fluctuations in foreign currency exchange rates and other factors associated with foreign operations; influence of certain stockholders; dependence on key personnel; failure to perform on contracts; resolution of pending or future litigation; labor matters; and stock price volatility. Additional information regarding risks and uncertainties and other factors that could cause actual results to differ materially from those contemplated in forward-looking statements is set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), including under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2010 and December 31, 2009

(Unaudited, in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$151,453	$260,131
Accounts receivable, net of allowance for doubtful accounts of $2,252 and $2,140 as of June 30, 2010 and December 31, 2009, respectively	157,131	177,967
Inventories	66,852	73,940
Deferred income taxes, current portion	15,792	22,557
Prepaid expenses, deposits and other current assets	43,488	47,031
Assets held for sale	89,273	91,102
Total current assets	523,989	672,728
Property and equipment, at cost	770,300	751,713
Less: accumulated depreciation	(310,016)	(283,274)
Property and equipment, net	460,284	468,439
Goodwill, net	736,704	772,732
Intangible assets, net	73,844	79,822
Other assets and investments	405,876	298,071
Total assets	$2,200,697	$2,291,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt payments due within one year	$8,873	$24,808
Accounts payable	37,908	57,309
Accrued liabilities	113,052	122,989
Liabilities held for sale	20,532	20,097
Total current liabilities	180,365	225,203
Deferred income taxes	34,826	37,418
Other long-term liabilities	61,228	67,158
Long-term debt, excluding current installments	1,368,921	1,342,255
Total liabilities	1,645,340	1,672,034

Commitments and contingencies

Stockholders’ equity:
Class A common stock, par value $0.01 per share, 199,300 shares authorized, 97,295 and 97,013 issued and 92,398 and 93,883 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	973	939
Additional paid-in capital	667,557	651,348
Accumulated earnings	18,724	18,180
Treasury stock, at cost, 4,897 and 3,130 shares held as of June 30, 2010 and December 31, 2009, respectively	(66,352)	(48,125)
Accumulated other comprehensive loss	(65,545)	(2,584)
Total stockholders’ equity	555,357	619,758
Total liabilities and stockholders’ equity	$2,200,697	$2,291,792

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009
Revenues:
Instant tickets	$118,439	$112,795
Services	101,010	105,459
Sales	13,584	6,774
Total revenues	233,033	225,028

Operating expenses:
Cost of instant tickets (exclusive of depreciation and amortization)	68,227	65,617
Cost of services (exclusive of depreciation and amortization)	55,171	58,526
Cost of sales (exclusive of depreciation and amortization)	9,600	4,963
Selling, general and administrative expenses	40,552	39,132
Write-down of assets held for sale	5,874	—
Depreciation and amortization	27,078	30,261
Operating income	26,531	26,529
Other expense (income):
Interest expense	24,845	21,395
Equity in earnings of joint ventures	(13,631)	(15,480)
Gain on early extinguishment of debt	—	(1,756)
Other expense, net	6,584	931
	17,798	5,090
Income before income taxes	8,733	21,439
Income tax expense	13,076	1,093
Net (loss) income	$(4,343)	$20,346

Basic and diluted net (loss) income per share:
Basic net (loss) income per share	$(0.05)	$0.22
Diluted net (loss) income per share	$(0.05)	$0.22

Weighted-average number of shares used in per share calculations:
Basic shares	93,552	92,463
Diluted shares	93,552	93,959

See accompanying notes to consolidated financial statements

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Revenues:
Instant tickets	$227,538	$222,872
Services	194,714	205,720
Sales	27,120	27,126
Total revenues	449,372	455,718

Operating expenses:
Cost of instant tickets (exclusive of depreciation and amortization)	132,144	132,711
Cost of services (exclusive of depreciation and amortization)	109,613	117,194
Cost of sales (exclusive of depreciation and amortization)	19,866	20,385
Selling, general and administrative expenses	79,108	80,618
Write-down of assets held for sale	5,874	—
Employee termination costs	—	3,920
Depreciation and amortization	54,733	61,404
Operating income	48,034	39,486
Other expense (income):
Interest expense	49,559	40,204
Equity in earnings of joint ventures	(29,443)	(30,578)
Gain on early extinguishment of debt	—	(4,044)
Other expense (income), net	12,566	(986)
	32,682	4,596
Income before income taxes	15,352	34,890
Income tax expense	14,808	39,734
Net income (loss)	$544	$(4,844)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.01	$(0.05)
Diluted net income (loss) per share	$0.01	$(0.05)

Weighted-average number of shares used in per share calculations:
Basic shares	93,771	92,500
Diluted shares	94,364	92,500

 See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010 and 2009

(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$544	$(4,844)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	54,733	61,404
Change in deferred income taxes	11,611	35,016
Stock-based compensation	12,533	18,618
Non-cash interest expense	3,396	8,402
Undistributed equity in earnings of joint ventures	4,133	(347)
Write-down of assets held for sale	5,874	—
Gain on early extinguishment of debt	—	(4,044)
Changes in current assets and liabilities, net of effects of acquisitions
Accounts receivable	16,131	32,514
Inventories	2,220	(2,456)
Accounts payable	(13,818)	(15,340)
Accrued liabilities	(8,711)	(11,457)
Other current assets and liabilities	14,491	12,857
Other	(1)	190
Net cash provided by operating activities	103,136	130,513

Cash flows from investing activities:
Capital expenditures	(3,329)	(6,019)
Wagering systems expenditures	(31,502)	(31,750)
Other intangible assets and software expenditures	(18,009)	(18,351)
Change in other assets and liabilities, net	(767)	1,026
Investment in joint venture	(126,810)	—
Business acquisitions, net of cash acquired	(5,906)	(89,271)
Net cash used in investing activities	(186,323)	(144,365)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	105,541	259,687
Payment on long-term debt	(91,507)	(139,657)
Payment of financing fees	(6,778)	(8,594)
Purchases of treasury stock	(18,227)	(5,539)
Net proceeds from issuance of common stock	(394)	1,341
Net cash (used in) provided by financing activities	(11,365)	107,238
Effect of exchange rate changes on cash and cash equivalents	(14,753)	808
(Decrease) increase in cash and cash equivalents	(109,305)	94,194
Cash and cash equivalents, beginning of period	260,131	140,639
Change in cash and cash equivalents of held for sale operations at June 30, 2010	627	—
Cash and cash equivalents, end of period	$151,453	$234,833

See accompanying notes to consolidated financial statements.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

Notes to Consolidated Financial Statements

(1) Consolidated Financial Statements

Basis of Presentation

The Consolidated Balance Sheet as of June 30, 2010, the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, have been prepared by Scientific Games Corporation and are unaudited.  When used in these notes, the terms “we,” “us,” “our” and “Company” refer to Scientific Games Corporation and all entities included in our consolidated financial statements unless otherwise specified or the context otherwise indicates.  In our opinion, all adjustments necessary to present fairly our consolidated financial position as of June 30, 2010, the results of our operations for the three and six months ended June 30, 2010 and 2009 and our cash flows for the six months ended June 30, 2010 and 2009 have been made.  Such adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for a full year.

Basic and Diluted Net (Loss) Income Per Share

The following represents a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share available to common stockholders for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (numerator)
Net (loss) income	$(4,343)	$20,346	$544	$(4,844)

Shares (denominator)
Weighted-average basic common shares outstanding	93,552	92,463	93,771	92,500
Effect of dilutive securities-stock rights	—	1,496	593	—
Weighted-average diluted common shares outstanding	93,552	93,959	94,364	92,500

Basic and diluted per share amounts
Basic net (loss) income per share	$(0.05)	$0.22	$0.01	$(0.05)
Diluted net (loss) income per share	$(0.05)	$0.22	$0.01	$(0.05)

For the three months ended June 30, 2010, there were no dilutive stock rights outstanding due to the net loss reported for the period.  The weighted-average diluted common shares outstanding for the six months ended June 30, 2010 excludes the effect of approximately 6,408 weighted-average stock rights outstanding, because their effect would be anti-dilutive.  The weighted-average diluted common shares outstanding for the three months ended June 30, 2009 excludes the effect of approximately 6,257 weighted-average stock rights outstanding because their effect would be anti-dilutive.  For the six months ended June 30, 2009, there were no dilutive stock rights outstanding due to the net loss reported for the period.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information

We operate in three segments:  Printed Products Group; Lottery Systems Group; and Diversified Gaming Group.

The following tables represent revenues, cost of revenues, depreciation, amortization, selling, general and administrative expenses, write-down of assets held for sale and operating income for the three and six month periods ended June 30, 2010 and 2009, by reportable segments. Corporate expenses, including interest expense, other (income) expense, (gain) loss on early extinguishment of debt, corporate depreciation and amortization and corporate employee termination costs, are not allocated to the reportable segments.

	Three Months Ended June 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$118,439	$—	$—	$118,439
Services	—	53,517	47,493	101,010
Sales	2,731	8,666	2,187	13,584
Total revenues	$121,170	$62,183	$49,680	$233,033

Cost of instant tickets (1)	$68,227	$—	$—	$68,227
Cost of services (1)	—	25,637	29,534	55,171
Cost of sales (1)	1,969	6,186	1,445	9,600
Selling, general and administrative expenses	13,887	8,806	5,181	27,874
Write-down of assets held for sale	—	—	5,874	5,874
Depreciation and amortization	8,429	10,839	7,686	26,954
Segment operating income	$28,658	$10,715	$(40)	$39,333
Unallocated corporate costs				12,802
Consolidated operating income				$26,531

(1)    Exclusive of depreciation and amortization

	Three Months Ended June 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$112,795	$—	$—	$112,795
Services	—	55,003	50,456	105,459
Sales	2,151	4,075	548	6,774
Total revenues	$114,946	$59,078	$51,004	$225,028

Cost of instant tickets (1)	$65,617	$—	$—	$65,617
Cost of services (1)	—	27,895	30,631	58,526
Cost of sales (1)	1,928	2,486	549	4,963
Selling, general and administrative expenses	10,850	7,383	6,493	24,726
Depreciation and amortization	8,200	10,698	11,193	30,091
Segment operating income	$28,351	$10,616	$2,138	$41,105
Unallocated corporate costs				14,576
Consolidated operating income				$26,529

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

	Six Months Ended June 30, 2010
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$227,538	$—	$—	$227,538
Services	—	101,704	93,010	194,714
Sales	5,601	18,377	3,142	27,120
Total revenues	$233,139	$120,081	$96,152	$449,372

Cost of instant tickets (1)	$132,144	$—	$—	$132,144
Cost of services (1)	—	52,310	57,303	109,613
Cost of sales (1)	3,977	13,645	2,244	19,866
Selling, general and administrative expenses	26,235	16,084	11,554	53,873
Write-down of assets held for sale	—	—	5,874	5,874
Depreciation and amortization	16,966	21,653	15,867	54,486
Segment operating income	$53,817	$16,389	$3,310	$73,516
Unallocated corporate costs				25,482
Consolidated operating income				$48,034

(1)    Exclusive of depreciation and amortization

	Six Months Ended June 30, 2009
	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Revenues:
Instant tickets	$222,872	$—	$—	$222,872
Services	—	107,071	98,649	205,720
Sales	6,741	17,944	2,441	27,126
Total revenues	$229,613	$125,015	$101,090	$455,718

Cost of instant tickets (1)	$132,711	$—	$—	$132,711
Cost of services (1)	—	56,770	60,424	117,194
Cost of sales (1)	4,529	14,294	1,562	20,385
Selling, general and administrative expenses	22,373	14,873	11,669	48,915
Employee termination costs	2,016	125	433	2,574
Depreciation and amortization	15,879	21,430	23,750	61,059
Segment operating income	$52,105	$17,523	$3,252	$72,880
Unallocated corporate costs				32,048
Corporate employee termination costs				1,346
Consolidated operating income				$39,486

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share amounts)

(2) Operating Segment Information (continued)

The following table provides a reconciliation of segment operating income to consolidated income before income taxes for each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reported segment operating income	$39,333	$41,105	$73,516	$72,880
Unallocated corporate costs	(12,802)	(14,576)	(25,482)	(32,048)
Corporate employee termination costs	—	—	—	(1,346)
Consolidated operating income	26,531	26,529	48,034	39,486
Interest expense	(24,845)	(21,395)	(49,559)	(40,204)
Equity in income of joint ventures	13,631	15,480	29,443	30,578
Gain on early extinguishment of debt	—	1,756	—	4,044
Other income (expense), net	(6,584)	(931)	(12,566)	986
Income before income taxes	$8,733	$21,439	$15,352	$34,890

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

(3) Equity Investments in Joint Ventures

We are a member of Consorzio Lotterie Nazionali (“CLN”), a consortium consisting principally of us, Lottomatica Group S.p.A. and Arianna 2001, a company owned by the Federation of Italian Tobacconists. The consortium holds a concession from the Italian Monopoli di Stato to be the exclusive operator of the Italian Gratta e Vinci instant lottery.  Under our contract with CLN, we supply instant lottery tickets, game development services, marketing support, the instant ticket management system and systems support.  We also participate in the profits or losses of CLN as a 20% equity owner, and assist Lottomatica Group S.p.A. in the lottery operations.  We account for this investment using the equity method of accounting.  For the three and six months ended June 30, 2010, we recorded income of $10,936 and $24,336, respectively, representing our share of the pre-tax earnings of CLN.  For the three and six months ended June 30, 2009, we recorded income of $12,462 and $26,577, respectively, representing our share of the pre-tax earnings of CLN.  We received cash distributions of approximately $27,800 and $28,000 from CLN during the second quarter of 2010 and 2009, respectively.

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s existing concession. Although a maximum of four concessions could have been granted under the terms of the tender, our bidding group was the only group that submitted a bid.  In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN.  In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process.

The current members of CLN submitted a bid under the re-opened tender process and the Monopoli di Stato awarded our bidding group the sole concession on May 13, 2010.  Our bidding group formed and capitalized a new vehicle, Lotterie Nazionali S.r.l. (“LNS”), to hold the concession consistent with the tender requirements.  LNS is responsible for upfront fees associated with the new concession totaling €800,000.  We are responsible for our pro rata share of this amount, or €160,000, of which €104,000 was paid during the second quarter of 2010. The remaining €56,000 is payable by us during the fourth quarter of 2010.  The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. CLN’s concession was scheduled to expire on May 31, 2010 and the new concession was scheduled to begin on June 1, 2010.  However, due to the delay in completing the tender process, the Monopoli di Stato extended the expiration of CLN’s concession to September 30, 2010 in order to provide sufficient time to transition to the new concession.  The new concession is scheduled to begin on October 1, 2010.

Beginning in the fourth quarter of 2010, we will be the primary supplier of instant tickets to LNS under our agreement with LNS, and will participate in the profits or losses of LNS as a 20% equity owner.  We will accrue 20% of LNS’s net income on our Consolidated Statement of Operations as equity in earnings of joint ventures (compared to 20% of pre-tax earnings under our accounting for our interest in CLN).  The upfront fees associated with the new concession will be amortized by LNS and will impact our equity in earnings of joint ventures.  We anticipate that the 12-month impact of the amortization on LNS will be approximately €89,000 and the impact on our share will be a pre-tax charge of approximately €18,000 per year of the new concession.  Subject to applicable limitations, we are entitled to receive from LNS, annual cash dividends as well as periodic return of capital payments over the life of the concession.

(4) Comprehensive (Loss) Income

The following presents a reconciliation of net (loss) income to comprehensive (loss) income for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net (loss) income	$(4,343)	$20,346	$544	$(4,844)
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(34,384)	67,426	(63,248)	38,309
Gain on derivative financial instruments	321	909	287	801
Other comprehensive (loss) income	(34,063)	68,335	(62,961)	39,110
Comprehensive (loss) income	$(38,406)	$88,681	$(62,417)	$34,266

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Parts and work-in-process	$20,661	$26,643
Finished goods	46,191	47,297
	$66,852	$73,940

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

(6) Long-Term Debt

Credit Agreement

On June 17, 2010, we entered into a first incremental amendment to the credit agreement, dated as of June 9, 2008 (as amended, the “Credit Agreement”) among Scientific Games International, Inc. (“SGI”), as borrower, the Company, as guarantor, certain subsidiaries of the Company party thereto, as subsidiary guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent.  Pursuant to the amendment, several lenders provided an aggregate principal amount of $78,000 of senior secured term loans to SGI under a new incremental term loan facility pursuant to the Credit Agreement.  The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI’s existing term loan facility under the Credit Agreement (described below).  A portion of the net proceeds from the incremental term loans were used for the repayment of outstanding indebtedness and the remaining proceeds will be used for general corporate and other working capital purposes, which may include the payment of a portion of the upfront fees associated with the award of the new Italian instant ticket lottery concession.

In February 2010, we entered into certain amendments to the Credit Agreement in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket concession tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech Limited or its affiliates (“Playtech”).  For additional information regarding the amendments we entered into in February 2010, please refer to our Current Report on Form 8-K filed on February 19, 2010.

Giving effect to the foregoing amendments, the Credit Agreement provides for a $250,000 senior secured revolving credit facility and a $628,000 senior secured term loan credit facility, of which $615,430 remained outstanding as of June 30, 2010.

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

On June 25, 2010, we repaid approximately £27,506 of the approximately £28,100 in aggregate principal amount of the Global Draw Promissory Notes.

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

In 2009, we repurchased approximately $12,925 of the $200,000 in aggregate principal amount of the 2004 Notes.

We expect that we will be able to satisfy the conditions described above and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will be able to satisfy those conditions or to repay any accelerated indebtedness under the Credit Agreement, or to repay the remaining amount due under the Global Draw Promissory Notes in 2011 or our 2004 Notes in 2012.

Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed by SGI from time to time until maturity. Voluntary prepayments and commitment reductions under the Credit Agreement are permitted at any time in whole or in part, without premium or penalty (other than break-funding costs), upon proper notice and subject to a minimum dollar requirement.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to, at SGI’s option, either (1) a base rate determined by reference to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50%, or (2) a reserve-adjusted LIBOR rate, in each case plus an applicable margin. The applicable margin varies based on the Consolidated Leverage Ratio (as defined below) of the Company from 1.00% to 2.50% above the base rate for base rate loans, and from 2.00% to 3.50% above LIBOR for LIBOR-based loans. Until the delivery of the financial statements required under the Credit Agreement for the fiscal quarter ending March 31, 2010, the applicable margins for base rate loans and LIBOR-based loans were deemed to be 2.50% and 3.50%, respectively, regardless of the Consolidated Leverage Ratio.

During the term of the Credit Agreement, SGI will pay its lenders a fee, payable quarterly in arrears on the third business day after the last day of each of March, June, September and December and the last day of the revolving commitment period, equal to the product of (1) the available revolving credit facility commitments and (2) either 0.50% per annum if the Consolidated Leverage Ratio as of the most recent determination date is less than 4.25 to 1.00 or 0.75% per annum if the Consolidated Leverage Ratio as of the most recent determination date is greater than or equal to 4.25 to 1.00.

The Company and its direct and indirect 100%-owned domestic subsidiaries (other than SGI) have guaranteed the payment of SGI’s obligations under the Credit Agreement. In addition, the obligations under the Credit Agreement are secured by a first priority, perfected lien on (1) substantially all the property and assets (real and personal, tangible and intangible) of the Company and its direct and indirect 100% owned domestic subsidiaries and (2) 100% of the capital stock (or other equity interests) of all of our direct and indirect 100%-owned domestic subsidiaries and 65% of the capital stock (or other equity interests) of the direct foreign subsidiaries of SGI and the guarantors.

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

•                  a “Consolidated Senior Debt Ratio” as at the last day of each fiscal quarter not to exceed the ratio set forth below with respect to such fiscal quarter or with respect to the period during which such fiscal quarter ends:

•                  2.75 to 1.00 (fiscal quarter ended December 31, 2009 through June 30, 2012); and

•                  2.50 to 1.00 (fiscal quarter ending September 30, 2012 and thereafter);

“Consolidated Senior Debt Ratio” means, as of the last day of any period, the ratio of (1) Consolidated Total Debt (other than our 2004 Notes, SGI’s 7.875% senior subordinated notes due 2016 (the “2008 Notes”), SGI’s 9.25% senior subordinated notes due 2019 (the “2009 Notes”), our 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”) and any additional subordinated debt permitted under the Credit Agreement) to (2) Consolidated EBITDA for the period of four consecutive fiscal quarters then ended.

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

•                                          to the extent treated as an expense in the period paid or incurred, certain payments, costs and obligations (up to a specified amount) made or incurred by us, whether directly or indirectly, in connection with any award of a concession to operate the instant ticket lottery in Italy, including up-front fees required under the applicable tender process;

•                                          restructuring charges, transaction expenses and shutdown expenses incurred in connection with the disposition of all or part of our racing and venue management businesses, together with any charges incurred in connection with discontinued operations and cost-reduction initiatives associated with such disposition, in an aggregate amount (for all periods combined) not to exceed $7,325; and

•                                          up to £5,250 during any four-quarter period of expenses or charges incurred in connection with the payment of license royalties or other fees to Playtech and for software services provided to Global Draw or Games Media Limited by Playtech;

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

Under the terms of the Credit Agreement, SGI has the ability, subject to certain terms and conditions, to request additional tranches of term loans or to request an increase in the commitments under the revolving credit facility, or a combination thereof, in a maximum aggregate amount of $122,000 at a later date.

We were in compliance with our covenants under the Credit Agreement as of June 30, 2010.

As of June 30, 2010, we had approximately $164,310 available for additional borrowing or letter of credit issuance under our revolving credit facility. There were no borrowings and $64,652 in outstanding letters of credit under our revolving credit facility as of June 30, 2010.  Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the covenants contained in the Credit Agreement, including the maintenance of the foregoing financial ratios.

Convertible Debentures

On June 1, 2010, the remaining $9,943 in aggregate principal amount of our Convertible Debentures was repurchased or redeemed at par.  In accordance with the terms of the indenture governing the Convertible Debentures, holders thereof required the Company to repurchase for cash $9,935 in aggregate principal amount of the Convertible Debentures at a purchase price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon. The Company redeemed $8 in aggregate principal amount of the Convertible Debentures at a redemption price equal to 100% of the aggregate principal amount thereof, together with accrued but unpaid interest thereon.  In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

As of June 30, 2010 and December 31, 2009, the equity component of our Convertible Debentures was approximately $58,643.  The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of our convertible debt instruments as of December 31, 2009:

December 31,
2009
Principal	$9,943
Unamortized discount	(212)
Net carrying amount	$9,731

The effective interest rate on the liability component of our Convertible Debentures was approximately 6.25% for the three and six months ended June 30, 2010 and for the three and six months ended June 30, 2009.  The amount of interest cost recognized for the contractual interest coupon during the three and six months ended June 30, 2010 was approximately $12 and $31, respectively.  The amount of interest cost recognized for the contractual interest coupon during the three and six months ended June 30, 2009 was approximately $403 and $896, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of our Convertible Debentures during the three and six months ended June 30, 2010 was approximately $86 and $212, respectively.  The amount of interest cost recognized for the amortization of the discount on the liability component of our Convertible Debentures during the three and six months ended June 30, 2009 was approximately $2,784 and $6,085, respectively.

(7) Derivative Financial Instruments

Effective October 17, 2008, SGI entered into a three-year interest rate swap agreement (the “Hedge”) with JPMorgan.  Under the Hedge, which is designated as a cash flow hedge, SGI pays interest on a $100,000 notional amount of debt at a fixed rate of 3.49% and receives interest on a $100,000 notional amount of debt at the prevailing three-month LIBOR rate.  The objective of the Hedge is to eliminate the variability of cash flows attributable to the LIBOR component of interest expense paid on $100,000 of our variable-rate debt.  As of June 30, 2010 the Hedge was measured at a fair value of $3,564 using Level 2 valuation techniques of the fair value hierarchy and included in other long-term liabilities on the Consolidated Balance Sheet.

Hedge effectiveness is measured quarterly on a retrospective basis using the cumulative dollar-offset approach in which the cumulative changes in the cash flows of the actual swap are compared to the cumulative changes in the cash flows of the hypothetical swap.  The effective portion of the Hedge is recorded in other comprehensive income (loss) and the ineffective portion of the Hedge, if any, is recorded in the Consolidated Statement of Operations.  During the three and six months ended June 30, 2010, we recorded a gain of approximately $321 and $287, respectively in other comprehensive income (loss).  During the three and six months ended June 30, 2009, we recorded a gain of approximately $909 and $801, respectively in other comprehensive income (loss).  There was no ineffective portion of the Hedge recorded in the Consolidated Statement of Operations. Amounts recorded in other comprehensive income (loss) that were deferred on the effective hedged forecasted transactions are reclassified to earnings when the interest expense related to the hedged item affects earnings.

During the first and second quarter of 2010, we entered into several short-term forward contracts (the “Forwards”) with various counterparties, some of which remain outstanding as of June 30, 2010. Under the Forwards, we locked in the price to purchase a predetermined amount of Euros at a later date. The objective of the Forwards, which are not designated as hedges, was to mitigate the risk associated with cash payments required to be made by the Company in non-functional currencies.

As of June 30, 2010, the unsettled Forwards were measured in accrued liabilities having a fair value of approximately $18 using Level 2 valuation techniques of the fair value hierarchy and are scheduled to mature on October 1, 2010 and November 18, 2010.

During the three and six months ended June 30, 2010, we recorded a net loss of approximately $9,018 and $15,723, respectively, on forward contracts in our Consolidated Statement of Operations.  The loss on forward contracts is included in “other (income) expense, net.”

(8) Goodwill and Intangible Assets

The following disclosure presents certain information regarding our acquired intangible assets as of June 30, 2010 and December 31, 2009.  Amortizable intangible assets are amortized over their estimated useful lives with no estimated residual values.

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Balance
Balance as of June 30, 2010
Amortizable intangible assets:
Patents	$11,323	$(3,905)	$7,418
Customer lists	29,359	(17,457)	11,902
Licenses	65,047	(46,637)	18,410
Intellectual property	17,194	(16,815)	379
Lottery contracts	4,411	(3,954)	457
	127,334	(88,768)	38,566
Non-amortizable intangible assets:
Trade name	37,396	(2,118)	35,278
Total intangible assets	$164,730	$(90,886)	$73,844

Balance as of December 31, 2009
Amortizable intangible assets:
Patents	$11,657	$(4,073)	$7,584
Customer lists	29,706	(17,431)	12,275
Licenses	63,974	(41,825)	22,149
Intellectual property	18,581	(16,946)	1,635
Lottery contracts	4,907	(4,399)	508
	128,825	(84,674)	44,151
Non-amortizable intangible assets:
Trade name	37,789	(2,118)	35,671
Total intangible assets	$166,614	$(86,792)	$79,822

The aggregate intangible amortization expense for the three and six months ended June 30, 2010 was approximately $3,300 and $7,500, respectively.  The aggregate intangible amortization expense for the three and six months ended June 30, 2009 was approximately $4,300 and $9,200, respectively.

The table below reconciles the change in the carrying amount of goodwill, by reporting segment, for the period from December 31, 2009 to June 30, 2010.  In the first half of 2010, we recorded a decrease in goodwill of $36,028 as a result of foreign currency translation.

Goodwill	Printed Products Group	Lottery Systems Group	Diversified Gaming Group	Totals
Balance as of December 31, 2009	$329,659	$192,833	$250,240	$772,732
Adjustments	(3,544)	(13,493)	(18,991)	(36,028)
Balance as of June 30, 2010	$326,115	$179,340	$231,249	$736,704

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

The following table sets forth the combined amount of net periodic benefit cost recognized for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of net periodic pension benefit cost:
Service cost	$471	$371	$943	$742
Interest cost	1,237	1,052	2,473	2,104
Expected return on plan assets	(1,226)	(888)	(2,451)	(1,777)
Amortization of actuarial gains	140	119	280	238
Amortization of prior service costs	11	11	22	22
Net periodic cost	$633	$665	$1,267	$1,329

We have a 401(k) plan for U.S.-based employees who are not covered by a collective bargaining agreement.  Effective January 1, 2010,  we increased the matching contributions from 25 cents on the dollar for the first 6% of participant contributions for a match of up to 1.5% of eligible compensation to 37.5 cents on the dollar for the first 6% of participant contributions for a match of up to 2.25% of eligible compensation.

(10) Income Taxes

The effective tax rates of 149.7% and 96.5%, respectively, for the three and six months ended June 30, 2010 were determined using an estimated annual effective tax rate and after considering any discrete items for such periods.  The effective tax rate for the three and six months ended June 30, 2010 includes the impact of a valuation allowance against certain U.S. state deferred tax assets.

The effective tax rates of 5.1% and 113.9%, respectively, for the three and six months ended June 30, 2009 were determined using an estimated annual effective tax rate and considering any discrete items in such periods. The effective tax rate for the three and six months ended June 30, 2009 includes the impact of a valuation allowance against the deferred tax asset related to foreign tax credits and the release of certain reserves related to tax settlements in the second quarter of 2009.

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

During the three months ended June 30, 2010, the Company determined that the net realizable value of its state deferred tax assets is $6,328 and therefore recorded a valuation allowance of $11,797 at June 30, 2010.  Our decision to reserve a portion of our state deferred tax assets is primarily due to a revised forecast of future state taxable income.

(11) Stockholders’ Equity

The following demonstrates the change in the number of shares of Class A common stock outstanding during the six months ended June 30, 2010 and during the fiscal year ended December 31, 2009:

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2010	2009
Shares outstanding as of beginning of period	93,883	92,601
Shares issued as part of equity-based compensation plans and the ESPP, net of restricted stock units surrendered for taxes	283	1,804
Shares repurchased into treasury stock	(1,768)	(522)
Shares outstanding as of end of period	92,398	93,883

Subsequent to June 30, 2010, the Company repurchased 851 shares under its previously announced repurchase program for approximately $8,108.

(12) Stock-Based Compensation

As of June 30, 2010, we had approximately 3,102 shares available for grants of equity awards under our equity-based compensation plans.

Stock Options

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2010 is presented below:

	Number of Options	Weighted Average Remaining Contract Term (Years)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	6,160	5.7	$21.56	$8,642
Granted	497		15.60
Exercised	(5)		12.21	14
Cancelled	(25)		27.08
Options outstanding as of March 31, 2010	6,627	5.8	$21.10	$7,937
Granted	27		14.01
Exercised	(2)		6.16	9
Cancelled	(440)		9.70
Options outstanding as of June 30, 2010	6,212	6.0	$21.88	$1,822

Options exercisable as of June 30, 2010	4,192	5.0	$22.34	$1,822

The weighted-average grant date fair value of options granted during the three months ended June 30, 2010 and March 31, 2010 was $7.07 and $7.95, respectively.  For the three and six months ended June 30, 2010, we recognized stock-based compensation expense of approximately $2,100 and $4,000, respectively, related to the vesting of stock options and the related tax benefit of approximately $700 and $1,300, respectively.  For the three and six months ended June 30, 2009, we recognized stock-based compensation expense of approximately $3,000 and $7,800, respectively, related to the vesting of stock options and the related tax benefit of approximately $1,000 and $2,600, respectively.   As of June 30, 2010, we had unearned compensation of approximately $14,000 relating to stock option awards that will be amortized over a weighted-average period of approximately two years.

Restricted Stock Units

A summary of the changes in RSUs outstanding under our equity-based compensation plans during the six months ended June 30, 2010 is presented below:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested units as of December 31, 2009	1,586	$19.54
Granted	897	15.49
Vested	(303)	20.38
Cancelled	(26)	17.49
Non-vested units as of March 31, 2010	2,154	$17.78
Granted	24	13.40
Vested	(39)	26.95
Cancelled	—	—
Non-vested units as of June 30, 2010	2,139	$17.57

For the three and six months ended June 30, 2010, we recognized equity-based compensation expense of approximately $3,300 and $8,500 respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,300 and $3,300 respectively.  For the three and six months ended June 30, 2009, we recognized equity-based compensation expense of approximately $4,300 and $10,800, respectively, related to the vesting of RSUs and the related tax benefit of approximately $1,700 and $4,200, respectively.  As of June 30, 2010, we had unearned compensation of approximately $29,000 relating to RSUs that will be amortized over a weighted-average period of approximately two years.

(13) Financial Information for Guarantor Subsidiaries and Non-Guarantor Subsidiaries

We conduct substantially all of our business through our domestic and foreign subsidiaries.  SGI’s obligations under the Credit Agreement, the 2008 Notes and the 2009 Notes are fully and unconditionally and jointly and severally guaranteed by Scientific Games Corporation (the “Parent Company”) and our 100%-owned domestic subsidiaries other than SGI (the “Guarantor Subsidiaries”).  Our 2004 Notes are, and our Convertible Debentures were, fully and unconditionally and jointly and severally guaranteed by our 100%-owned domestic subsidiaries, including SGI.  The 2004 Notes and the Convertible Debentures were issued by the Parent Company.

Presented below is condensed consolidating financial information for (i) the Parent Company, (ii) SGI, (iii) the 100%-owned Guarantor Subsidiaries other than SGI and (iv) the 100%-owned foreign subsidiaries and the non-100%-owned domestic and foreign subsidiaries (the “Non-Guarantor Subsidiaries”) as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, SGI, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries assuming the guarantee structures of the Credit Agreement, the 2008 Notes, the 2009 Notes, our Convertible Debentures and our 2004 Notes were in effect at the beginning of the periods presented.

The condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.  Corporate interest and administrative expenses have not been allocated to the subsidiaries.

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$98,097	$624	$—	$59,666	$(6,934)	$151,453
Accounts receivable, net	—	66,191	35,110	55,830	—	157,131
Inventories	—	30,871	14,888	21,093	—	66,852
Other current assets	15,817	12,841	12,209	18,413	—	59,280
Assets held for sale	—	—	67,183	29,302	(7,212)	89,273
Property and equipment, net	1,819	175,220	42,687	240,558	—	460,284
Investment in subsidiaries	593,357	724,463	—	275,518	(1,593,338)	—
Goodwill	—	273,656	74,183	388,865	—	736,704
Intangible assets	—	42,337	23,490	8,017	—	73,844
Intercompany balances	40,175	35,992	137,220	—	(213,387)	—
Other assets	34,779	131,073	5,292	240,833	(6,101)	405,876
Total assets	$784,044	$1,493,268	$412,262	$1,338,095	$(1,826,972)	$2,200,697

Liabilities and stockholders’ equity
Current installments of long-term debt	$—	$6,280	$—	$2,593	$—	$8,873
Current liabilities	22,915	48,041	31,981	55,050	(7,027)	150,960
Liabilities held for sale	—	—	11,604	8,928	—	20,532
Long-term debt, excluding current installments	187,075	1,153,435	—	28,411	—	1,368,921
Other non-current liabilities	18,697	13,867	7,889	55,601	—	96,054
Intercompany balances	—	—	—	213,294	(213,294)	—
Stockholders’ equity	555,357	271,645	360,788	974,218	(1,606,651)	555,357
Total liabilities and stockholders’ equity	$784,044	$1,493,268	$412,262	$1,338,095	$(1,826,972)	$2,200,697

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
Assets
Cash and cash equivalents	$147,220	$137	$—	$113,053	$(279)	$260,131
Accounts receivable, net	—	79,294	37,189	61,484	—	177,967
Inventories	—	30,511	15,017	28,412	—	73,940
Other current assets	26,303	12,612	12,114	18,559	—	69,588
Assets held for sale	—	—	70,962	27,352	(7,212)	91,102
Property and equipment, net	1,954	170,350	44,762	251,373	—	468,439
Investment in subsidiaries	468,405	562,537	—	218,540	(1,249,482)	—
Goodwill	—	273,656	74,183	424,893	—	772,732
Intangible assets	—	43,040	27,572	9,210	—	79,822
Intercompany balances	178,848	—	86,720	—	(265,568)	—
Other assets	45,858	132,059	9,180	117,075	(6,101)	298,071
Total assets	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

Liabilities and stockholders’ equity
Current installments of long-term debt	$9,731	$5,500	$—	$9,577	$—	$24,808
Current liabilities	30,271	44,327	35,614	70,357	(271)	180,298
Liabilities held for sale	—	—	10,943	9,154	—	20,097
Long-term debt, excluding current installments	187,075	1,079,807	—	75,373	—	1,342,255
Other non-current liabilities	21,753	12,488	9,721	60,608	6	104,576
Intercompany balances	—	25,911	—	239,666	(265,577)	—
Stockholders’ equity	619,758	136,163	321,421	805,216	(1,262,800)	619,758
Total liabilities and stockholders’ equity	$868,588	$1,304,196	$377,699	$1,269,951	$(1,528,642)	$2,291,792

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$99,750	$30,936	$102,716	$(369)	$233,033
Cost of instant tickets, cost of services and cost of sales (1)	—	31,160	50,074	52,140	(376)	132,998
Selling, general and administrative expenses	11,917	15,352	3,869	9,405	9	40,552
Write-down of assets held for sale	—	—	5,874	—	—	5,874
Depreciation and amortization	124	8,270	4,573	14,111	—	27,078
Operating (loss) income	(12,041)	44,968	(33,454)	27,060	(2)	26,531
Interest expense	3,270	20,449	2	1,124	—	24,845
Other expense (income)	9,700	41,269	(55,185)	(2,829)	(2)	(7,047)
(Loss) income before equity in income of subsidiaries, and income taxes	(25,011)	(16,750)	21,729	28,765	—	8,733
Equity in income of subsidiaries	30,662	19,835	—	—	(50,497)	—
Income tax expense	9,994	21	10	3,051	—	13,076
Net (loss) income	$(4,343)	$3,064	$21,719	$25,714	$(50,497)	$(4,343)

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$102,248	$31,209	$92,554	$(983)	$225,028
Cost of instant tickets, cost of services and cost of sales (1)	—	28,212	55,409	46,484	(999)	129,106
Selling, general and administrative expenses	13,322	11,856	3,741	10,192	21	39,132
Depreciation and amortization	170	8,934	8,007	13,150	—	30,261
Operating income (loss)	(13,492)	53,246	(35,948)	22,728	(5)	26,529
Interest expense	6,822	13,177	28	1,368	—	21,395
Other (income) expense	(5,539)	48,761	(63,194)	3,672	(5)	(16,305)
(Loss) income before equity in income of subsidiaries, and income taxes	(14,775)	(8,692)	27,218	17,688	—	21,439
Equity in income of subsidiaries	35,839	24,571	—	—	(60,410)	—
Income tax expense	718	1	26	348	—	1,093
Net income (loss)	$20,346	$15,878	$27,192	$17,340	$(60,410)	$20,346

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$193,048	$57,891	$199,243	$(810)	$449,372
Cost of instant tickets, cost of services and cost of sales (1)	—	60,198	97,731	104,511	(817)	261,623
Selling, general and administrative expenses	23,575	28,125	8,168	19,208	32	79,108
Write-down of assets held for sale	—	—	5,874	—	—	5,874
Depreciation and amortization	246	16,648	9,147	28,692	—	54,733
Operating (loss) income	(23,821)	88,077	(63,029)	46,832	(25)	48,034
Interest expense	6,588	40,608	10	2,353	—	49,559
Other expense (income)	15,676	78,681	(108,095)	(3,115)	(24)	(16,877)
(Loss) income before equity in income of subsidiaries, and income taxes	(46,085)	(31,212)	45,056	47,594	(1)	15,352
Equity in income of subsidiaries	56,912	42,285	—	—	(99,197)	—
Income tax expense	10,283	21	10	4,494	—	14,808
Net income (loss)	$544	$11,052	$45,046	$43,100	$(99,198)	$544

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated

Operating revenues	$—	$200,876	$63,392	$193,188	$(1,738)	$455,718
Cost of instant tickets, cost of services and cost of sales (1)	—	58,391	110,371	103,270	(1,742)	270,290
Selling, general and administrative expenses	29,039	24,491	7,462	19,614	12	80,618
Employee termination costs	1,346	1,546	433	595	—	3,920
Depreciation and amortization	344	17,648	16,844	26,568	—	61,404
Operating (loss) income	(30,729)	98,800	(71,718)	43,141	(8)	39,486
Interest expense	14,754	23,299	39	2,112	—	40,204
Other expense (income)	(28,316)	65,861	(74,664)	1,519	(8)	(35,608)
(Loss) income before equity in income of subsidiaries, and income taxes	(17,167)	9,640	2,907	39,510	—	34,890
Equity in income of subsidiaries	50,376	19,059	—	—	(69,435)	—
Income tax expense	38,053	(15)	121	1,575	—	39,734
Net (loss) income	$(4,844)	$28,714	$2,786	$37,935	$(69,435)	$(4,844)

(1)    Exclusive of depreciation and amortization

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(17,324)	$13,701	$44,194	$62,621	$(56)	$103,136
Cash flows from investing activities:
Capital and wagering systems expenditures	(43)	(17,201)	(3,105)	(14,482)	—	(34,831)
Business acquisitions, net of cash acquired	—	—	—	(5,906)	—	(5,906)
Other assets and investments	(130,986)	(127,735)	(5,867)	(193,884)	312,886	(145,586)
Net cash provided by (used in) investing activities	(131,029)	(144,936)	(8,972)	(214,272)	312,886	(186,323)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(9,943)	74,275	—	(50,298)	—	14,034
Net proceeds from stock issue	(395)	131,002	(5,680)	187,571	(312,892)	(394)
Purchase of treasury stock	(18,227)	—	—	—	—	(18,227)
Payment of financing fees	—	(6,778)	—	—	—	(6,778)
Other, principally intercompany balances	127,795	(65,807)	(36,814)	(25,403)	229	—
Net cash provided by (used in) financing activities	99,230	132,692	(42,494)	111,870	(312,663)	(11,365)

Effect of exchange rate changes on cash	—	(971)	—	(13,615)	(167)	(14,753)

Increase (decrease) in cash and cash equivalents	(49,123)	486	(7,272)	(53,396)	—	(109,305)
Cash and cash equivalents, beginning of period	147,220	137	(279)	113,053	—	260,131
Cash and cash equivalents of held for sale operations	—	—	617	10	—	627
Cash and cash equivalents, end of period	$98,097	$623	$(6,934)	$59,667	$—	$151,453

SCIENTIFIC GAMES CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

	Parent Company	SGI	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated
Net cash provided by (used in) operating activities	$(28,954)	$63,936	$40,250	$55,281	$—	$130,513
Cash flows from investing activities:
Capital and wagering systems expenditures	—	(18,066)	(3,827)	(15,876)	—	(37,769)
Business acquisitions, net of cash acquired	—	—	(858)	(88,413)	—	(89,271)
Other assets and investments	(714)	(141,797)	(10,741)	(146,330)	282,257	(17,325)
Net cash provided by (used in) investing activities	(714)	(159,863)	(15,426)	(250,619)	282,257	(144,365)

Cash flows from financing activities:
Net proceeds (payments) on long-term debt	(136,594)	215,102	—	41,522	—	120,030
Net proceeds from stock issue	1,341	(3,074)	139,821	145,509	(282,256)	1,341
Purchase of treasury stock	(5,539)	—	—	—	—	(5,539)
Payment of financing fees	—	(8,594)	—	—	—	(8,594)
Other, principally intercompany balances	286,106	(111,076)	(168,902)	(6,127)	(1)	—
Net cash provided by (used in) financing activities	145,314	92,358	(29,081)	180,904	(282,257)	107,238

Effect of exchange rate changes on cash	—	—	—	808	—	808

Increase (decrease) in cash and cash equivalents	115,646	(3,569)	(4,257)	(13,626)	—	94,194
Cash and cash equivalents, beginning of period	62,949	204	(1,528)	79,014	—	140,639
Cash and cash equivalents, end of period	$178,595	$(3,365)	$(5,785)	$65,388	$—	$234,833

(14) Assets and Liabilities Held for Sale

As of June 30, 2010 and December 31, 2009, the assets and liabilities of our racing and venue management businesses were classified as held for sale. On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech Plc (“Sportech”) for approximately $33,000 in cash at closing, approximately 39,742 shares of Sportech stock (valued at approximately $32,000 as of the signing of the agreement), representing approximately 20% of the outstanding shares at closing, and $10,000 in deferred cash consideration payable in September 2013. The closing of the transaction remains subject to the satisfaction of certain conditions as the regulatory approval process in certain U.S. states is ongoing. Sportech announced in late June that it was confident that the necessary approvals would be obtained and the transaction would close in due course.

As of June 30, 2010 and December 31, 2009 assets held for sale consisted of:

	As of
	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$4,334	$4,962
Accounts receivable, net of allowance	9,334	8,407
Inventories	6,176	2,002
Prepaid expenses, deposits and other current assets	4,070	3,806
Net property and equipment	22,743	28,551
Intangibles assets, net	28,828	28,896
Other assets and investments	13,788	14,478
Total assets held for sale	$89,273	$91,102

As of June 30, 2010 and December 31, 2009 liabilities held for sale consisted of:

	June 30,	December 31,
	2010	2009
Accounts payable	$6,333	$6,416
Accrued liabilities	10,915	9,694
Deferred income taxes	115	134
Other long-term liabilities	3,169	3,853
Total liabilities held for sale	$20,532	$20,097

In accordance with GAAP, the Company is required to adjust the assets and liabilities to the lower of fair value, less cost to sell, or the carrying amount for each period the assets and liabilities are classified as held for sale. As the fair value of our racing and venue management businesses is based in part on the stock consideration to be received from Sportech upon the closing of the transaction, we expect volatility in the fair value until the transaction closes. During the three-month period ended June 30, 2010, we recorded an additional write-down of assets held for sale of $5,874 to reduce the carrying amount of the racing and venue management business to fair value, less cost to sell, of $68,741.

(15) Acquisitions

On April 19, 2010, the Company acquired certain assets of Sceptre Leisure Solutions Limited, including 751 server-based gaming terminals and associated customer contracts, to increase the Company’s existing estate of gaming machines supplied and operated by licensed betting offices in the U.K. The acquired terminals, which are currently installed at approximately 240 locations in the United Kingdom, were immediately added to Global Draw’s existing server-based gaming installed base in the U.K. The operating results derived from the acquired assets are included in the Diversified Gaming segment in the Company’s statement of operations since the date of acquisition. The acquisition was not material to the Company’s operations.

On August 5, 2010 the Company acquired substantially all of the assets of GameLogic, Inc., (“GameLogic”) a provider of interactive marketing services for the U.S. regulated gaming market, including GameLogic’s software for internet-based loyalty programs for lottery players as well as an extensive suite of interactive games and other related intellectual property. We also hired several key members from the GameLogic development and marketing teams. We intend to integrate the GameLogic assets with our existing Properties PlusTM business. The acquisition was not material to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the results of operations of Scientific Games Corporation (together with its consolidated subsidiaries, “we,” “us,” “our” or the “Company” unless otherwise specified or the context otherwise requires), for the three and six months ended June 30, 2010, compared to the corresponding periods in the prior year. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2009 included in our 2009 Annual Report on Form 10-K.

The following Management’s Discussion and Analysis (“MD&A”) is intended to present a better understanding of our operations and current business environment.

We are a leading global supplier of products and services to lotteries, and a leading provider of gaming technology and content to other gaming operators worldwide. We also gain access to technology and pursue global expansion through strategic joint ventures and non-controlling interests. We report our operations in three business segments: Printed Products Group; Lottery Systems Group; and Diversified Gaming Group. Our global instant lottery ticket business, inclusive of our licensed property and prepaid phone card businesses, is included in our Printed Products Group. Our customized lottery software, systems and equipment services and sales are included in our Lottery Systems Group. Our wide area gaming and racing and venue management businesses are included in our Diversified Gaming Group.

In order to provide users of our financial statements better visibility into our revenue streams, for the three and six months ended June 30, 2010 and for all prior periods included herein, we have segregated revenues related to our instant ticket fulfillment/services businesses from other service revenues. Our customized lottery software, systems and services, our wide area gaming and our racing systems and services and our venue management business are categorized as service revenues. Our sales of phone cards, lottery systems and terminals, which we view as pure product sales that are typically non-recurring in nature and not subject to multi-year supply agreements, are categorized as sales revenues.

Overview

We begin the MD&A with a discussion of the significant factors that have recently impacted our results of operations, as well as certain trends, demands, constraints, risks and opportunities that have affected or may affect our financial and operating performance. For additional information, please refer to the Business and Risk Factors section (and the Forward-Looking Statements disclosure) included in our 2009 Annual Report on Form 10-K and the Risk Factors section (and the Forward-Looking Statements disclosure) included herein. Certain statements in this Overview section and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Our revenues have been affected by fluctuations in foreign currency exchange rates. We currently derive approximately 50% of our annual revenues from our operations outside of the U.S. The principal foreign currencies to which we have the most exposure are the Euro and the British Pound Sterling. For the three and six months ended June 30, 2010, foreign currency exchange rate fluctuations increased our revenues by approximately $3.0 and $8.4 million, respectively, from our results for the three and six months ended June 30, 2009.

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

In the lottery systems business, U.S. lotteries have begun to cross-sell Powerball® and Mega Millions lottery games, enabling players in all lottery states to play a big jackpot game four days a week. We are seeing multi-state jackpots grow quicker and bigger, and we believe this is in part due to cross-selling. During the quarter ended June 30, 2010, there were three jackpots that exceeded $250 million. We believe that cross-selling will continue to grow the online lottery business by exposing a larger population to these games (thereby increasing jackpots), and may only be the first step in expanding and differentiating the products offered by lotteries, potentially leading to higher price points.

In October 2009, the members of CLN, our consortium that currently operates the Gratta e Vinci instant ticket lottery in Italy, tendered for a new concession to operate the instant ticket lottery upon the termination of CLN’s existing concession.

Following a challenge to the tender process by another lottery operator and a reopening of the tender process (see Note 3 of our Notes to Consolidated Financial Statements), the current members of CLN submitted a bid under the re-opened tender process and the Monopoli di Stato awarded our bidding group the sole concession on May 13, 2010. Our bidding group formed and capitalized a new vehicle, Lotterie Nazionali S.r.l. (“LNS”), to hold the concession consistent with the tender requirements. LNS is responsible for upfront fees associated with the new concession totaling €800 million. We are responsible for our pro rata share of this amount, or €160 million, of which €104 million was paid during the second quarter of 2010. The remaining €56 million is payable by us during the fourth quarter of 2010. The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. CLN’s concession was scheduled to expire on May 31, 2010 and the new concession was scheduled to begin on June 1, 2010. However, due to the delay in completing the tender process, the Monopoli di Stato extended the expiration of CLN’s concession to September 30, 2010 in order to provide sufficient time to transition to the new concession. The new concession is scheduled to begin on October 1, 2010. We will be the primary supplier of instant tickets to LNS under our agreement with LNS, and will participate in the profits or losses of LNS as a 20% equity owner. Subject to applicable limitations, we are entitled to receive from LNS annual cash dividends as well as periodic return of capital payments over the life of the new concession.

We believe that the uncertainty related to the results of the tender process reduced the rate of instant ticket orders CLN made on behalf of the Italian lottery authority, which had an adverse effect on our results of operations for the first half of 2010 and will likely continue to have an adverse effect during the third quarter of 2010 as the existing concession winds up. In addition, the upfront fees associated with the new concession will be amortized by LNS and will impact our equity in earnings of joint ventures. We anticipate that the impact of the amortization on LNS will be approximately €89 million, and the impact on our share will be a pre-tax charge of approximately €18 million per year of the new concession. We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN and LNS.

In China, retail sales of China Sports Lottery (“CSL”) instant tickets grew approximately 8.5% in the first six months of 2010 over the first six months of 2009 and 4% in the second quarter of 2010 over the same period in 2009. These increases were less than anticipated due in large part to increased competition from the China Welfare Lottery and slower than anticipated implementation of the marketing plan, resulting in fewer retailers and a greater mix of lower priced games. However, the Company is focused on continued growth in China through higher price point instant tickets, expansion of the retailer and validation network as well as mobile and other related opportunities.

Strategically, we intend to capitalize on trends that we see in the gaming industry. We believe many of the growth opportunities in the gaming industry will be in wide area gaming venues such as pubs, bars, restaurants, truck stops, betting shops and other easily accessible land-based venues, as well as via the Internet and other new media. We anticipate that the gaming industry will be increasingly characterized by demanding players who want the ability to play innovative games anytime and anywhere with one common electronic wallet, or account, to facilitate payment. As such, we believe the industry will be increasingly characterized by convergence, or the interlinking of land-based and virtual (e.g., Internet) gaming technologies, networks and content. We also expect that regulators will have an increasingly important role in this convergence (often as sponsors and not just regulators) and that we will be well positioned to take advantage of this trend in light of our deep and longstanding relationships with government-sponsored gaming entities. We believe that Sciplay, our Internet-focused joint venture with Playtech Limited, which combines our gaming experience and government relationships with Playtech’s content and technological expertise, is the type of strategic initiative that has the potential to capitalize on these trends.

Capitalizing on these changes in the industry will also depend in part on the opening of new business opportunities. Although the extent and timing are uncertain, we believe new business opportunities will grow as jurisdictions consider gaming tax revenues as a way to address significant budget shortfalls and fund public programs. Some U.S. states are exploring allowing Internet wagering within state lines providing potential opportunities for our Sciplay joint venture. Video lottery terminal (“VLT”) opportunities are opening up in other U.S. states, Canada and elsewhere through legislative actions or the passage of voter referendums.

In addition, lotteries are increasingly experimenting with selling tickets online, player tracking and player loyalty programs, and we increasingly provide services to lotteries in support of other Internet-based lottery initiatives such as second chance drawings.

On January 27, 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech Plc (“Sportech”) for approximately $33 million in cash at closing, 39,742,179 shares of Sportech stock (valued at approximately $32 million as of the signing of the agreement), representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013. The closing of the transaction remains subject to the satisfaction of certain conditions as the regulatory approval process in certain U.S. states is ongoing. Sportech announced at the end of June 2010 that it was confident that the necessary approvals would be obtained and the transaction would close in due course.  In connection with the pending sale, we have classified the assets and liabilities of the racing and venue management businesses as held for sale. In accordance with GAAP, we are required to adjust the assets and liabilities to the lower of fair value, less cost to sell, or the carrying amount for each period the assets and liabilities are classified as held for sale. During the three month period ended June 30, 2010, we recorded an additional write-down of assets held for sale of $5.9 million. As the fair value of the racing and venue management businesses is based in part on the stock consideration to be received from Sportech upon the closing of the transaction, we expect volatility in the fair value until the transaction closes. Our racing and venue management businesses held for sale reported approximately $4.7 million and $7.4 million in operating income for the three and six months ended June 30, 2010, respectively, excluding write-down of assets held for sale of $5.9 million and reported approximately $1.3 million and $2.7 million in operating loss for the three and six months ended June 30, 2009, respectively.

Segment Background

Printed Products Group

Our Printed Products Group is primarily comprised of our global instant lottery ticket business. Our instant ticket and related services businesses include ticket design and manufacturing, as well as value-added services including game design, sales and marketing support, specialty games and promotions, inventory management and warehousing and fulfillment services. We also provide lotteries with customized partnerships, our cooperative service programs (“CSP”), to help them efficiently and effectively manage and support their operations to achieve greater retail sales and lower operating costs.

Lottery Systems Group

Our Lottery Systems Group is a leading provider of customized computer software, software support, equipment and data communication services to government sponsored and privately operated lotteries in the U.S. and internationally. We are also the exclusive instant ticket validation network provider to CSL. Our Lottery Systems Group offering includes the provision of transaction processing software for the accounting and validation of both instant and online lottery games, point-of-sale terminals, central site computers, communications technology, and ongoing support and maintenance for these products. Central computer systems, terminals and associated software are typically provided in the U.S. through facilities management contracts where the Company deploys and operates the system on behalf of the lottery and internationally through outright sales, which often include a service and maintenance component.

Diversified Gaming Group

Our Diversified Gaming Group provides services and systems to private and public operators in the wide area gaming and pari-mutuel wagering industries, including server-based gaming machines, VLTs and sports betting systems and services.

The Diversified Gaming Group includes The Global Draw Limited and certain related companies (“Global Draw”), a leading supplier of gaming machines, central monitoring systems and game content to licensed bookmakers, primarily in betting shops in the U.K. and increasingly outside the U.K. with recent deployments in Austria, Mexico and the Caribbean. The Diversified Gaming Group is also comprised of Games Media Limited, a supplier of gaming terminals and content to U.K. pub operators, and our racing and venue management businesses, which include Scientific Games Racing, a leading supplier of computerized systems for pari-mutuel wagering, and our venue management gaming operations in Connecticut, Maine and the Netherlands. We also have a 29.4% equity interest in Roberts Communications Network, LLC (“RCN”), which provides communications services to racing and non-racing customers.

In connection with our plan to sell the racing and venue management businesses, we have classified the assets and liabilities of the racing and venue management businesses as held for sale.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following analysis compares the results of operations for the quarter ended June 30, 2010 to the results of operations for the quarter ended June 30, 2009.

Revenue Analysis

For the quarter ended June 30, 2010, total revenue was $233.0 million compared to $225.0 million for the quarter ended June 30, 2009, an increase of $8.0 million or 4%. Our instant ticket revenue for the quarter ended June 30, 2010 was $118.4 million compared to $112.8 million for the quarter ended June 30, 2009, an increase of $5.6 million, or 5%. Our service revenue for the quarter ended June 30, 2010 was $101.0 million compared to $105.5 million for the quarter ended June 30, 2009, a decrease of $4.4 million, or 4%. Our sales revenue for the quarter ended June 30, 2010 was $13.6 million compared to $6.8 million for the quarter ended June 30, 2009, an increase of $6.8 million, or 100%.

Printed Products

For the quarter ended June 30, 2010, instant ticket revenue was $118.4 million compared to $112.8 million for the quarter ended June 30, 2009, an increase of $5.6 million or 5%. The increase was primarily attributable to new CSP contracts in Arkansas and Puerto Rico ($3.5 million), increased revenue from a contract in the U.K. structured as a percentage of sales contract ($2.0 million), higher volumes of instant tickets to existing customers ($3.1 million) and the impact of foreign exchange rates ($2.6 million). The increase was partially offset by a decline in sales of instant tickets to Italy due in part to the disruption created by the instant ticket tender process ($3.7 million) and the loss of our CSP contracts with Ohio and Arizona ($2.2 million).

Printed Products sales revenue for the quarter ended June 30, 2010 was $2.7 million compared to $2.2 million for the quarter ended June 30, 2009, an increase of $0.5 million or 23%. The increase was primarily the result of increased sales in our phone card business.

Lottery Systems

Lottery Systems service revenue for the quarter ended June 30, 2010 was $53.5 million compared to $55.0 million for the quarter ended June 30, 2009, a decrease of $1.5 million or 3%. The decrease was primarily due to contract terminations in West Virginia and South Dakota ($2.3 million) and lower international Lottery Systems revenue ($1.7 million). The decrease was partially offset by increased instant ticket validation revenues from CSL and improved retail sales due in part to the introduction of Powerball® and Mega Millions cross-selling ($2.1 million).

Lottery Systems sales revenue for the quarter ended June 30, 2010 was $8.7 million compared to $4.1 million for the quarter ended June 30, 2009, an increase of $4.6 million. The increase was primarily due to sales of hardware to Pennsylvania and Colorado ($2.1 million) and international hardware and software sales ($2.2 million).

Diversified Gaming

Diversified Gaming service revenue for the three months ended June 30, 2010 was $47.5 million compared to $50.5 million for the quarter ended June 30, 2009, a decrease of $3.0 million or 6%. The decrease in service revenue was primarily due to lower wagering, or handle, in our racing and venue management division ($1.7 million) and decreased revenue from Global Draw ($1.0 million). The decrease in revenue from Global Draw primarily relates to lower revenues from our Austrian over the counter product ($1.1 million) and lower revenues from revised contract terms in the U.K. combined with sales tax increases ($2.1 million), partially offset by underlying terminal growth and an increase in gross win per terminal ($1.7 million) and the impact of foreign exchange rates ($0.5 million).

Diversified Gaming sales revenue for the quarter ended June 30, 2010 was $2.2 million compared to $0.5 million for the quarter ended June 30, 2009, an increase of $1.7 million. The increase was primarily due to hardware sales from our pari-mutuel business ($1.3 million).

Cost of Revenue Analysis

Cost of instant ticket revenue of $68.2 million for the quarter ended June 30, 2010 was $2.6 million or 4% higher than for the quarter ended June 30, 2009. Cost of services of $55.2 million for the quarter ended June 30, 2010 was $3.4 million or 6% lower than for the quarter ended June 30, 2009. Cost of sales of $9.6 million for the quarter ended June 30, 2010 was $4.6 million or 93% higher than for the quarter ended June 30, 2009.

Printed Products

Cost of instant ticket revenue of $68.2 million for the quarter ended June 30, 2010 was $2.6 million or 4% higher than for the quarter ended June 30, 2009. The increase was primarily due to costs from new CSP contracts in Arkansas and Puerto Rico, the revised structure of a contract in the U.K., higher volumes to existing customers and the impact of foreign exchange which was $1.9 million. The increase was partially offset by a decline in sales of instant tickets to Italy and the loss of CSP contracts with Ohio and Arizona.

Cost of sales of $2.0 million for the quarter ended June 30, 2010 was in line with cost of sales of $1.9 million for the quarter ended June 30, 2009.

Lottery Systems

Cost of services of $25.6 million for the quarter ended June 30, 2010 was $2.3 million or 8% lower than for the quarter ended June 30, 2009. The decrease was primarily due to the loss of our West Virginia and South Dakota online lottery contracts ($1.1 million), lower costs resulting from the absence of dual telecommunications costs on the transition of the Pennsylvania contract in 2009 ($1.0 million) and lower costs associated with decreased international Lottery Systems revenue ($1.4 million), partially offset by costs associated with increased retail sales ($1.0 million).

Cost of sales of $6.2 million for the quarter ended June 30, 2010 was $3.7 million higher than for the quarter ended June 30, 2009, primarily due to increased sales of Lottery Systems software and hardware to Pennsylvania and Colorado ($1.4 million) and international hardware and software sales ($2.0 million).

Diversified Gaming

Cost of services of $29.5 million for the quarter ended June 30, 2010 was $1.1 million or 4% lower than for the quarter ended June 30, 2009. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($1.2 million), partially offset by the impact of foreign exchange rates ($0.2 million).

Cost of sales of $1.4 million for the quarter ended June 30, 2010 was $0.9 million higher than for the quarter ended June 30, 2009, primarily due to pari-mutuel hardware sales.

Selling, General and Administrative Expense

Selling, general and administrative expense of $40.6 million for the quarter ended June 30, 2010 was $1.4 million or 4% higher than for the quarter ended June 30, 2009. The increase was principally the result of increased business development costs ($0.8 million), professional fees related to the Italian instant ticket tender process ($0.6 million) and increased accrued incentive compensation costs ($3.1 million), partially offset by a decrease in stock-based compensation cost ($1.9 million) and lower overall salary costs ($1.1 million).

Write-down of Assets Held for Sale

Write-down of assets held for sale of $5.9 million for the three months ended June 30, 2010 was the result of valuing the held for sale assets of our racing and venue management business at fair market value less estimated cost to sell.

Depreciation and Amortization Expense

Depreciation and amortization expense of $27.1 million for the quarter ended June 30, 2010 decreased $3.2 million or 11% from the quarter ended June 30, 2009 primarily due to the held for sale accounting treatment of our racing and venue management businesses ($4.3 million), partially offset by increased depreciation from our new printing press in Montreal ($0.3 million), increased depreciation from Global Draw ($0.2 million) and increased depreciation from Games Media ($0.3 million).

Other Expense (Income)

Interest expense of $24.8 million for the quarter ended June 30, 2010 increased $3.5 million or 16% from the quarter ended June 30, 2009, primarily attributable to increased borrowings from the 2009 issuance of our 9.25% senior subordinated notes due 2019 and our new incremental term loan facility, partially offset by decreased borrowings from the repurchase of debt during the second half of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures for the three months ended June 30, 2010 of $13.6 million decreased $1.8 million, or 12% from the three months ended June 30, 2009, primarily due to a decrease in earnings from CLN ($1.5 million) and CSG Lottery Technology (Beijing) Co. Ltd. (“CSG”) ($0.8 million), partially offset by an increase in earnings from RCN ($0.7 million). The decrease in income from CLN for the quarter was primarily due to an increase in non-operating costs of the joint venture for the quarter.

Other expense for the three months ended June 30, 2010 of $6.6 million increased by $5.7 million from the three months ended June 30, 2009, primarily due to the loss on foreign currency forward contracts related to the Italian instant ticket tender process ($9.0 million), partially offset by net transaction gains for the quarter.

Income Tax Expense

Income tax expense was $13.1 million for the quarter ended June 30, 2010 compared to $1.1 million for the quarter ended June 30, 2009.  The effective income tax rates for the quarters ended June 30, 2010 and 2009 were 149.7% and 5.1%, respectively. During the three months ended June 30, 2010, the Company recorded a valuation allowance of $11.8 million against certain U.S. state deferred tax assets.  Our decision to reserve a portion of its state deferred tax assets is primarily due to a revised forecast of future state taxable income. The effective tax rate for the three months ended June 30, 2009 includes the release of certain reserves related to tax settlements in the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following analysis compares the results of operations for the six months ended June 30, 2010 to the results of operations for the six months ended June 30, 2009.

Revenue Analysis

For the six months ended June 30, 2010, total revenue was $449.4 million compared to $455.7 million for the six months ended June 30, 2009, a decrease of $6.3 million or 1%. Our instant ticket revenue for the six months ended June 30, 2010 was $227.5 million compared to $222.9 million for the six months ended June 30, 2009, an increase of $4.6 million, or 2%. Our service revenue for the six months ended June 30, 2010 was $194.7 million compared to $205.7 million for the six months ended June 30, 2009, a decrease of $11.0 million, or 5%. Our sales revenue for the six months ended June 30, 2010 was $27.1 million compared to $27.1 million for the six months ended June 30, 2009.

Printed Products

For the six months ended June 30, 2010, instant ticket revenue for Printed Products was $227.5 million compared to $222.9 million for the six months ended June 30, 2009, an increase of $4.6 million or 2%. The increase was primarily due to increased revenue from new CSP contracts in Arkansas and Puerto Rico ($7.5 million), increased revenue from a contract in the U.K. structured as a percentage of sales contract ($4.1 million) and the impact of foreign exchange rates ($5.2 million). The increase was partially offset by a decline in sales of instant tickets to Italy due in part to the disruption created by the instant ticket tender process ($5.0 million), decreased licensed property revenue ($2.3 million) and the loss of CSP contracts with Ohio and Arizona ($4.4 million).

Printed Products sales revenue for the six months ended June 30, 2010 was $5.6 million compared to $6.7 million for the six months ended June 30, 2009, a decrease of $1.1 million or 17%. The decrease was primarily the result of a decline in phone card sales ($1.4 million).

Lottery Systems

Lottery Systems service revenue for the six months ended June 30, 2010 was $101.7 million compared to $107.1 million for the six months ended June 30, 2009, a decrease of $5.4 million or 5%. The decrease was primarily due to contract terminations in West Virginia and South Dakota ($4.8 million) and lower international Lottery Systems revenue ($3.7 million). The decrease was partially offset by increased instant ticket validation revenues from CSL and improved retail sales due in part to the Powerball® and Mega Millions cross-selling ($1.4 million) and the impact of foreign exchange rates ($0.7 million).

Lottery Systems sales revenue for the six months ended June 30, 2010 was $18.4 million compared to $17.9 million for the six months ended June 30, 2009, an increase of $0.5 million or 3%.  The increase was primarily due to sales of hardware to Pennsylvania and Colorado ($2.1 million), partially offset by fewer international hardware and software sales ($2.0 million).

Diversified Gaming

Diversified Gaming service revenue for the six months ended June 30, 2010 was $93.0 million compared to $98.6 million for the six months ended June 30, 2009, a decrease of $5.6 million or 6%. The decrease in service revenue was primarily due to lower wagering, or handle, in our racing and venue management division ($4.1 million) and decreased revenue from Global Draw ($1.8 million). The decrease in revenue from Global Draw primarily relates to lower revenues from our Austrian over the counter product ($2.9 million) and lower revenues from revised contract terms in the U.K. combined with sales tax increases ($3.8 million), partially offset by underlying terminal growth and an increase in gross win per terminal ($2.7 million) and the impact of foreign exchange rates ($2.5 million).

Diversified Gaming sales revenue for the six months ended June 30, 2010 was $3.1 million compared to $2.4 million for the six months ended June 30, 2009, an increase of $0.7 million or 29%.  The increase was due to increased hardware and software sales from our pari-mutuel business ($0.8 million).

Cost of Revenue Analysis

Cost of instant ticket revenue of $132.1 million for the six months ended June 30, 2010 was $0.6 million lower than for the six months ended June 30, 2009. Cost of services of $109.6 million for the six months ended June 30, 2010 was $7.6 million or 6% lower than for the six months ended June 30, 2009. Cost of sales of $19.9 million for the six months ended June 30, 2010 was $0.5 million or 3% lower than for the six months ended June 30, 2009.

Printed Products

Cost of instant ticket revenue of $132.1 million for the six months ended June 30, 2010 was $0.6 million lower than for the six months ended June 30, 2009. The decrease was primarily attributable to the decline in sales of instant tickets to Italy, cost efficiencies related to existing customers, the loss of CSP contracts with Ohio and Arizona and decreased costs from our licensed properties business. The decrease was partially offset by costs from new CSP contracts in Arkansas and Puerto Rico, costs associated with increased revenues on the revised contract in the U.K. and the impact of foreign exchange which was $4.1 million.

Cost of sales of $4.0 million for the six months ended June 30, 2010 was $0.6 million or 12% lower than for the six months ended June 30, 2009 primarily due to lower phone card sales.

Lottery Systems

Cost of services of $52.3 million for the six months ended June 30, 2010 was $4.5 million or 8% lower than for the six months ended June 30, 2009. The decrease was primarily due to the loss of our West Virginia and South Dakota online lottery contracts ($2.3 million), lower costs resulting from the absence of dual telecommunications costs on the transition of the Pennsylvania contract from 2009 ($2.0 million) and lower costs resulting from decreased international Lottery Systems revenue ($2.7 million), partially offset by increased costs on improved retail sales ($0.9 million).

Cost of sales of $13.6 million for the six months ended June 30, 2010 was $0.6 million or 5% lower than for the six months ended June 30, 2009, primarily due to lower lottery hardware and software sales in 2010.

Diversified Gaming

Cost of services of $57.3 million for the six months ended June 30, 2010 was $3.1 million or 5% lower than for the six months ended June 30, 2009. The decrease was primarily due to lower costs associated with decreased revenue from our pari-mutuel and venue management business ($2.4 million) and lower costs related to decreased revenues from Global Draw ($1.6 million), partially offset by the impact of foreign exchange rates ($1.0 million).

Cost of sales of $2.2 million for the six months ended June 30, 2010 was $0.7 million or 44% higher than for the six months ended June 30, 2009, primarily due to increased pari-mutuel sales.

Selling, General and Administrative Expense

Selling, general and administrative expense of $79.1 million for the six months ended June 30, 2010 was $1.5 million or 2% lower than for the six months ended June 30, 2009. The decrease was principally the result of lower stock-based compensation expense ($6.0 million) and lower overall salary costs ($1.7 million), partially offset by increased business development costs ($0.8 million), professional fees related to the Italian instant ticket tender process ($1.8 million) and increased accrued incentive compensation costs ($3.4 million).

Write-down of Assets Held for Sale

Write-down of assets held for sale of $5.9 million included in the six months ended June 30, 2010 was the result of valuing the held for sale assets of our racing and venue management businesses at fair market value less estimated costs to sell as of June 30, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense of $54.7 million for the six months ended June 30, 2010 decreased $6.7 million or 11% from the six months ended June 30, 2009 primarily due to the held for sale accounting treatment of our racing and venue management businesses ($9.9 million), partially offset by increased depreciation from our new printing press in Montreal ($0.7 million), increased depreciation and amortization on our licensed properties ($0.5 million), increased depreciation from Global Draw ($0.2 million), increased depreciation from Games Media ($0.7 million) and the impact of foreign exchange rates ($0.7 million).

Other Expense (Income)

Interest expense of $49.6 million for the six months ended June 30, 2010 increased $9.4 million or 23% from the six months ended June 30, 2009, primarily attributable to increased borrowings from the 2009 issuance of our 9.25% senior subordinated notes due 2019 and our new incremental term loan facility, partially offset by decreased borrowings from the repurchase of debt during the second half of 2009 and a decline in LIBOR rates.

Equity in earnings of joint ventures for the six months ended June 30, 2010 of $29.4 million decreased $1.1 million, or 4% from the six months ended June 30, 2009, primarily due to decreased earnings from CLN ($2.2 million) and decreased earnings from Guard Libang ($0.5 million), partially offset by increased earnings from CSG ($0.6 million), increased earnings from RCN ($0.4 million) and the absence of a loss from the earnings of Shandong Inspur Scientific Games Technology, Ltd. ($0.5 million). The decrease in income from CLN for the six months of 2010 is due to decreased sales of instant lottery tickets by CLN combined with increased non-operating costs of the joint venture.

Gain on early extinguishment of debt of $4.0 million for the six months ended June 30, 2009 was the result of the repurchase of $131.4 million in aggregate principal amount of our 0.75% convertible senior subordinated debentures due 2024 (the “Convertible Debentures”).

Other expense for the six months ended June 30, 2010 of $12.6 million increased by $13.6 million from other income of $1.0 million reported for the six months ended June 30, 2009, primarily due to the loss on foreign currency forward contracts related to the Italian concession tender ($15.7 million).

Income Tax Expense

Income tax expense was $14.8 million for the six months ended June 30, 2010 compared to $39.7 million for the six months ended June 30, 2009.  The effective income tax rates for the six months ended June 30, 2010 and 2009 were 96.5% and 113.9%, respectively. During the six months ended June 30, 2009, the Company recorded a valuation allowance of $33.8 million against the U.S. deferred tax asset related to pre-2009 foreign tax credits carry forwards and this valuation allowance caused the effective tax rate for the six months ended June 30, 2009 to be greater than the effective tax rate for the comparable current year period. The effective tax rate for the six months ended June 30, 2010 includes a valuation allowance of $11.8 million against certain U.S. state deferred tax assets. Our decision to reserve a portion of its state deferred tax assets was primarily due to a revised forecast of future state taxable income.

Critical Accounting Policies

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report on Form 10-K.

Liquidity, Capital Resources and Working Capital

On June 17, 2010, we entered into a first incremental amendment to our Credit Agreement. Pursuant to the amendment, several lenders provided an aggregate principal amount of $78.0 million of senior secured term loans to SGI under a new incremental term loan facility pursuant to the Credit Agreement. The incremental term loan facility is, in all material respects, subject to the same terms and conditions as SGI’s existing term loan facility under the Credit Agreement. A portion of the net proceeds from the incremental term loans were used for the repayment of outstanding indebtedness and the remaining net proceeds will be used for general corporate and other working capital purposes, which may include the payment of a portion of the upfront fees associated with the award of the new Italian instant ticket lottery concession.

In February 2010, we entered into certain amendments to the Credit Agreement in order to revise certain financial covenants and provide us with additional operating and financing flexibility so that we can execute on pending and future strategic initiatives, including participation in the Italian instant ticket concession tender process, the proposed sale of our racing and venue management businesses and our strategic transactions with Playtech.

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

As of June 30, 2010, we had approximately $164.3 million available for additional borrowing or letter of credit issuance under our revolving credit facility under the Credit Agreement. There were no borrowings and $64.7 million in outstanding letters of credit under our revolving credit facility as of June 30, 2010. Our ability to borrow under the Credit Agreement will depend on us remaining in compliance with the limitations imposed by our lenders, including the maintenance of our financial ratios or covenants.

On May 13, 2010, the members of CLN, our consortium that currently operates the Gratta e Vinci instant ticket lottery in Italy, were awarded a new concession to operate the instant ticket lottery upon the termination of CLN’s existing concession. Our bidding group formed and capitalized a new vehicle, Lotterie Nazionali S.r.l. (“LNS”), to hold the concession consistent with the tender requirements. LNS is responsible for upfront fees associated with the new concession totaling €800 million. We are responsible for our pro rata share of this amount, or €160 million, of which €104 million was paid during the second quarter of 2010. The remaining €56 million is payable by us during the fourth quarter of 2010. We incurred additional debt in 2009 and entered into the Amendment in 2010 in part to provide us with sufficient liquidity to make these upfront payments.

Our contractual obligations and commercial commitments principally include obligations associated with our outstanding indebtedness and future minimum operating lease obligations, as set forth in the table below:

	Cash Payments Due By Period
	In thousands
		Within	Within	Within	After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt, 6.25% notes (1)	$187,075	—	187,075	—	—
Long-term debt, 7.875% notes (1)	200,000	—	—	—	200,000
Long-term debt, 9.25% notes (1)	350,000	—	—	—	350,000
Long-term debt, term loan (1)	615,430	6,280	609,150	—	—
Global Draw promissory notes	939	939	—	—	—
Unsecured borrowings denominated in RMB (1)	28,172	1,622	26,550	—	—
Other long-term debt	1,893	32	127	58	1,676
Interest expense (2)	489,933	84,706	161,810	98,164	145,253
Italian joint venture payment	68,482	68,482	—	—	—
Contractual capital requirements	3,965	3,965	—	—	—
SERP payout (3)	5,880	2,940	2,940	—	—
Operating leases	77,164	15,769	27,285	21,962	12,148
Other long-term liabilities (4)	20,829	—	6,045	7,333	7,451
Total contractual obligations	$2,049,762	184,735	1,020,982	127,517	716,528

(1)                                 Refer to Note 8 to the Consolidated Financial Statements in our Annual Report on Form 10-K for 2009 for information regarding long-term and other debt.

(2)                                 Based on rates in effect at June 30, 2010.

(3)                                 See Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for 2009.

(4)                                 We have excluded approximately $11.7 million of pension plan liabilities, deferred compensation liabilities of approximately $6.7 million and the liability for uncertain tax positions of $6.1 million at June 30, 2010. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Our pari-mutuel wagering and online lottery systems service contracts require us to, among other things, maintain the central computing system and related hardware in efficient working order, provide added software functionality upon request, provide on-site computer operators, and furnish necessary supplies. Our primary expenditures associated with these services are personnel and related costs, which are expensed as incurred and are included in Cost of Services in the Consolidated Statements of Operations. Historically, the revenues we derive from our pari-mutuel wagering and lottery systems service contracts have generally exceeded the direct costs associated with fulfilling our obligations thereunder. We expect that we will continue to realize positive cash flow and operating income as we extend or renew existing service contracts. We also expect that we will enter into new contracts that are accretive to our cash flow. In addition, through advancements in technology, we are continually deploying more efficient and cost effective methods for manufacturing and delivering our products and services to our customers. We expect that technological efficiencies will continue to positively impact our future cash flows and operating results. As part of our remaining contractual obligation with CSL we currently have approximately $3.9 million in cash flow payments owed on outstanding purchase orders for approximately 12,000 instant ticket validation machines. In addition, there are approximately 5,000 machines yet to be ordered, which we expect to cost approximately $2.5 million. We expect to fulfill the majority of this obligation during the remainder of 2010. We are not party to any other material short-term or long-term obligations or commitments pursuant to these service contracts.

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

As of June 30, 2010, our available cash and borrowing capacity totaled $315.8 million compared to $428.1 million as of December 31, 2009. The amount of our available cash fluctuates principally based on the timing of collections from our customers, cash expenditures associated with new and existing online lottery systems service and pari-mutuel and fixed odds wagering contracts, borrowings or repayments under our credit facilities and changes in our working capital position.

On June 1, 2010, the remaining $9.9 million of aggregate principal amount of our Convertible Debentures was repurchased or redeemed at par. In connection with the repurchase and redemption, we unwound the corresponding remaining portion of the bond hedge and warrant option.

Subsequent to June 30, 2010, we repurchased 851 shares under our previously announced repurchase program for approximately $8.1 million.

A substantial portion of our long-term indebtedness may accelerate and become due in early 2011 unless the remaining portion of the two-year, senior unsecured promissory notes issued by certain of the Company’s foreign subsidiaries (and guaranteed by the Company and certain of its U.S. subsidiaries, including SGI) (the “Global Draw Promissory Notes”) are no longer outstanding on February 7, 2011 or our available liquidity exceeds the aggregate principal amount of such notes then outstanding plus $50.0 million. On June 25, 2010, we repaid approximately £27.5 million of the approximately £28.1 million in aggregate principal amount of the Global Draw Promissory Notes. The Credit Agreement contains a similar liquidity condition required to be satisfied on September 15, 2012 related to our 6.25% senior subordinated notes due 2012 (the “2004 Notes”). See Note 6 (Long-Term Debt) included in the Notes to Consolidated Financial Statements for additional information regarding these liquidity conditions. We expect that we will be able to satisfy these conditions and thereby prevent the acceleration of such indebtedness. However, there can be no assurance that we will have sufficient resources, or will be able to arrange financing, to satisfy such conditions or to repay any accelerated indebtedness under our Credit Agreement or to repay the remaining amount due under the Global Draw Promissory Notes in 2011 or our 2004 Notes in 2012.

The $112.3 million decrease in our available cash and borrowing capacity from the December 31, 2009 level principally reflects the net cash provided by operating activities for the six months ended June 30, 2010 of $103.1 million and $14.0 million of debt issuance net of debt repayments, offset by $52.8 million of capital and wagering expenditures and other intangible assets and software expenditures, $126.8 million investment in our LNS joint venture, the $5.7 million acquisition of certain assets of Sceptre Leisure Solutions Limited, $18.2 million of stock repurchases and $14.7 million from the impact of foreign exchange rates. The $103.1 million of net cash provided by operating activities is derived from approximately $92.8 million of net cash provided by operations and approximately $10.3 million from changes in working capital. The working capital changes occurred principally from decreases in accounts receivable and inventories, offset by a decrease in accounts payable and other current liabilities. Capital expenditures were $3.3 million in the six months ended June 30, 2010 compared to $6.0 million in the corresponding period in 2009. Wagering system expenditures totaled $31.5 million in the six months ended June 30, 2010 compared to $31.8 million in the corresponding period in 2009, and consisted primarily of our lottery contracts in Indiana, lottery terminals for China and server-based gaming terminals related to Global Draw’s contracts with its customers. Other intangible assets and software expenditures of $18.0 million during the six months ended June 30, 2010 consisted primarily of licensed properties, lottery contracts in Indiana and gaming contracts related to Global Draw. Cash flow from financing activities principally reflects the borrowings under the incremental term loan facility under the Credit Agreement, borrowings and repayments of our China Loans, repayments of substantially all of the outstanding debt under the Global Draw Promissory Notes, repurchase or redemption of our Convertible Debentures and payments of financing fees.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to fluctuations in interest rates and equity market risks as we seek debt and equity capital to sustain our operations. At June 30, 2010, approximately 63% of our debt was in fixed-rate instruments. The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.  (See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Working Capital” for additional information about our financial instruments.)

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

Principal Amount by Expected Maturity — Average Interest Rate

June 30, 2010

(Dollars in thousands)

	As of June 30
	2011	2012	2013	2014	2015	Thereafter	Total	FMV (1)
Debt at fixed interest rates	$2,593	1,866	311,886	42	16	551,676	868,079	870,523
Weighted-average interest rates	5.6%	4.9%	6.3%	5.3%	6.0%	8.7%	7.8%

Debt at variable interest rates	$6,280	6,280	502,870	—	—	—	515,430	512,853
Weighted-average interest rates	3.6%	3.6%	3.6%	0.0%	0.0%	0.0%	3.6%

(1)                                     Fair value of debt is calculated based on current market value or estimated market rates for similar loans.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2009, the members of CLN tendered for a new concession to operate the Gratta e Vinci instant ticket lottery upon the termination of CLN’s existing concession. Although a maximum of four concessions could have been granted under the terms of the tender, our bidding group was the only group that submitted a bid. In November 2009, following a challenge to the tender process by another lottery operator that complained that the terms of the tender process were onerous to non-incumbent bidding groups, an Italian administrative court voided the tender process in a ruling that was appealed by the Italian regulatory authorities and CLN. In March 2010, the appellate court announced that it upheld the validity of the tender process that had been suspended by the lower administrative court, but struck down a term of the tender that allowed the Monopoli di Stato to have CLN manage existing instant lottery games during a transition period through January 31, 2012. The court remanded the case to the Italian regulatory authorities for further action regarding completion of the tender process. The Italian regulatory authorities revised the tender to conform to the appellate court’s ruling and re-opened the tender process.

The current members of CLN submitted a bid under the re-opened tender process and the Monopoli di Stato awarded our bidding group the sole concession on May 13, 2010. Our bidding group formed and capitalized a new vehicle, Lotterie Nazionali S.r.l. (“LNS”), to hold the concession consistent with the tender requirements. The new concession has an initial term of nine years (subject to a performance evaluation during the fifth year) and could be extended by the Monopoli di Stato for an additional nine years. CLN’s concession was scheduled to expire on May 31, 2010 and the new concession was scheduled to begin on June 1, 2010. However, due to the delay in completing the tender process, the Monopoli di Stato issued a decree extending the expiration of CLN’s concession to September 30, 2010 in order to provide sufficient time to transition to the new concession. The new concession is scheduled to begin on October 1, 2010.

LNS is responsible for upfront fees associated with the new concession totaling €800 million. We are responsible for our pro rata share of this amount, or €160 million, of which €104 million was paid during the second quarter of 2010. The remaining €56 million is payable during the fourth quarter of 2010. We incurred additional debt in 2009 and 2010 in part to provide us with sufficient liquidity to make these upfront payments. These upfront fees will be amortized by LNS and will impact our equity in earnings of joint ventures. We anticipate that the 12-month impact of the amortization on LNS will be approximately €89 million, and the impact on our share will be a pre-tax charge of approximately €18 million per year of the new concession.

We will be the primary supplier of instant tickets to LNS under our agreement with LNS, and will participate in the profits or losses of LNS as a 20% equity owner. We will accrue 20% of LNS’s net income on our Consolidated Statement of Operations as equity in earnings of joint ventures. Subject to applicable limitations, we are entitled to receive from LNS, annual cash dividends as well as periodic return of capital payments over the life of the concession. We believe that the uncertainty related to the results of the tender process has reduced the rate of instant ticket orders CLN has made on behalf of the Italian lottery authority.  We also anticipate that increased competition from the proliferation of other forms of gaming in Italy may put pressure on the results of operations of CLN and, after October 1, 2010, of LNS.

We may not be able to successfully complete the proposed sale of our racing and venue management businesses.

In January 2010, we entered into a definitive agreement to sell our racing and venue management businesses to Sportech for approximately $33 million in cash at closing, approximately 39,742 shares of Sportech stock (valued at approximately $32.0 million as of the signing of the agreement) representing approximately 20% of the outstanding shares at closing, and $10 million in deferred cash consideration payable in September 2013.  The closing of the transaction remains subject to the satisfaction of certain conditions as the regulatory approval process in certain U.S. states is ongoing.   Sportech announced in late June that it was confident that the necessary approvals would be obtained and the transaction would close in due course.  However, there can be no assurance that the conditions to the closing of the transaction will be satisfied. If these conditions are not satisfied or waived, we may be unable to complete the transaction. If we fail to complete the transaction, it could have a material adverse effect on our business, financial condition or results of operation.

In connection with the pending sale, we have classified the racing and venue management businesses as held for sale.  Additionally, in accordance with GAAP, we are required to adjust the assets and liabilities to the lower of fair value, less cost to sell, or the carrying amount for each period the assets and liabilities are classified as held for sale. As the fair value of the racing and venue management businesses is based in part on the stock consideration to be received from Sportech upon the closing of the transaction, we expect volatility in the fair value until the transaction closes.  During the three month period ended June 30, 2010, we recorded an additional write-down of assets held for sale of $5.9 million.  There can be no assurance that we will not have to record additional write-downs on these assets held for sale in the future.

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

We believe that the uncertainty related to the results of the instant ticket tender process in Italy reduced the rate of instant ticket orders CLN made on behalf of the Italian lottery authority, which had an adverse effect on our results of operations for the first half of 2010 and will likely continue to have an adverse effect during the third quarter of 2010 as the existing concession winds up.

If the actual amount of our future taxable income is less than what we are currently projecting, it may be necessary to record a valuation allowance for our deferred tax assets in a future period and our financial condition and results of operations may be negatively affected.

We periodically determine whether a valuation allowance is necessary for our deferred tax assets. Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The realization of deferred income tax assets is assessed and a valuation allowance would be recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our income tax expense increases or decreases, respectively, in the period such determination is made, with a corresponding charge or addition, respectively, to net income.

At June 30, 2010, the Company has total U.S. deferred tax assets (net of indefinite long lived assets and foreign tax credit carry forwards) of $116.8 million.

We determined it is “more likely than not” that our U.S. deferred tax assets (other than those related to our foreign tax credit carry forwards and the deferred tax assets of certain states) will reverse against future sources of taxable income.  There can be no assurance, however, that we will be able to fully utilize these deferred tax assets as that will depend on our future operating results. The likelihood of realization of a deferred tax asset requires us to apply significant judgment and is inherently subjective because it depends upon the future occurrence of circumstances that cannot be predicted with certainty.

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

The Company entered into a definitive agreement on January 27, 2010 to sell its racing and venue management businesses to Sportech. The closing of the transaction remains subject to the satisfaction of certain conditions as the regulatory approval process in certain U.S. states is ongoing. We cannot determine the impact these events may have on the timing or amount of future sources of U.S. taxable income until these transactions close.  In the event that estimates of U.S. future taxable income decrease as a result of the sale of the racing and venue management businesses, or other possible future events, we may be required to establish a valuation allowance against that portion of our deferred tax assets that we then determine are “more likely than not” to not be realized and thereby to reduce the recorded amount of the deferred tax assets to the amount of the tax benefits we believe we will be able to use prior to their expiration dates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2010 - 4/30/2010	6,021	$14.14	—	$—
5/1/2010 - 5/31/2010	884,707	$10.61	880,000	$190,678,742
6/1/2010 - 6/30/2010	891,164	$10.00	887,700	$181,804,711
Total	1,781,892	$10.32	1,767,700	$181,804,711

(1)          In addition to shares repurchased under our publicly announced stock repurchase program, this column reflects 14,192 shares acquired from employees to satisfy the withholding taxes associated with the vesting of restricted stock units during the three months ended June 30, 2010. The last repurchase of shares for the quarter under the publicly announced program was on June 30, 2010. Subsequent to June 30, 2010, the Company repurchased 851,100 shares under the repurchase program for approximately $8.1 million.

(2)          The $200 million stock repurchase program, which expires on December 31, 2011, was originally publicly announced on May 10, 2010.

Item 6.  Exhibits

10.1

First Incremental Amendment, dated as of June 17, 2010, among SGI, the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2010).

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

101

Financial statements from the quarterly report on Form 10-Q of Scientific Games Corporation for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

(*) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTIFIC GAMES CORPORATION
(Registrant)

	By:	/s/ Jeffrey S. Lipkin
	Name:	Jeffrey S. Lipkin
	Title:	Senior Vice President and Chief Financial Officer
(principal financial officer)

Dated: August 9, 2010

INDEX TO EXHIBITS

10.1

First Incremental Amendment, dated as of June 17, 2010, among SGI, the Company, the subsidiary guarantors party thereto, the incremental term lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Credit Agreement, dated as of June 9, 2008, as amended and restated as of February 12, 2010, among SGI, as borrower, the Company, as guarantor, the several lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2010).

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

101

Financial statements from the quarterly report on Form 10-Q of Scientific Games Corporation for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)(*)

(†) Filed herewith.

(*) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.